Form 10QSB
period 1996-09-30
ANDEAN DEVELOPMENT CORP
filed 1996-12-18
CIK 943184

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 30549

(Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1996

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________________ to ______________________

Commission file number: 33-90696

                         ANDEAN DEVELOPMENT CORPORATION
             (Exact name of registrant as specified in its charter)

           FLORIDA                                    65-0648697
State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                     Identification No.)

   1900 GLADES ROAD, SUITE 351, BOCA RATON, FLORIDA 33431
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (561) 416-8930

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUES

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 1996, 2,500,100 shares of $.0001 par value common stock were outstanding.

                         ANDEAN DEVELOPMENT CORPORATION

                                     INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED).

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PART II. OTHER INFORMATION

                         ANDEAN DEVELOPMENT CORPORATION

                    SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         As of         As of
                                                      December 31,  September 30,
                                                         1995           1996
                                                      ----------     ----------
CURRENT ASSETS:
Cash                                                  $   52,574     $   40,915
Time Deposits                                             18,361         18,101
Accounts receivable, net                               1,403,001      2,043,695
Due from related companies                                     -         21,472
Due from related parties                                   5,696              -
Deferred income taxes                                      4,148          4,148
Deferred financing charges                                     -         33,600
Other current assets                                     177,489         96,948
                                                      ----------     ----------
    TOTAL CURRENT ASSETS                               1,661,269      2,258,879
                                                      ----------     ----------

FIXED ASSETS:
Furniture and equipment                                  163,638        239,409
Less: Accumulated depreciation                           (69,328)       (76,271)
                                                      ----------     ----------

    TOTAL FIXED ASSETS                                    94,310        163,138
                                                      ----------     ----------

OTHER ASSETS:
Undeveloped real estate - help for investment            473,125        481,278
Real estate - help for sale                            1,222,248      1,191,693
Capitalization of public offering costs                        -        355,379
Deferred income taxes                                     30,329         30,329
Investment in affiliated companies                       476,859        283,500
Other assets                                               2,341          2,541
                                                      ----------     ----------

    TOTAL OTHER ASSETS                                 2,204,902      2,344,720
                                                      ----------     ----------

  TOTAL ASSETS                                        $3,960,481     $4,766,737
                                                      ==========     ==========

            Please read accompanying notes to financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

               SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS (CONTINUE)


                                                         As of         As of
                                                      December 31,  September 30,
                                                         1995           1996
                                                      ----------     ----------
CURRENT LIABILITIES:
Obligations with banks                                $  367,658     $  484,600
Current portion of long-term debt                        205,532        155,510
Accounts payable                                         384,282        346,555
Due to related parties                                   132,256         71,075
Income taxes payable                                      36,014        201,727
Accrued expenses and withholdings                         39,599         16,643
Current portion of staff severance indemnities            22,599         32,930
Dividends payable                                        300,000              -
Bridge loan payable                                            -         65,000
                                                      ----------     ----------

    TOTAL CURRENT LIABILITIES                          1,487,940      1,374,040
                                                      ----------     ----------

LONG-TERM LIABILITIES:
Long-term debt, exchanging current portion               688,508        585,817
Staff severance indemnities, long-term portion            18,116         18,116
                                                      ----------     ----------
                                                         706,624        603,933
                                                      ----------     ----------

TOTAL LIABILITIES                                      2,194,564      1,977,973
                                                      ----------     ----------

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 20,000,000
shares authorized, 1,500,100 issued and
outstanding at December 31, 1995 and September
30, 1996, respectively                                       150            150
Additional paid-in capital                               674,122        749,722
Retained earnings                                      1,137,736      2,084,983
Cumulative translation adjustment                        (46,091)       (46,091)
                                                      ----------     ----------

    TOTAL STOCKHOLDER'S EQUITY                         1,765,917      2,788,764
                                                      ----------     ----------

TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY                                $3,960,481     $4,766,737
                                                      ==========     ==========

            Please read accompanying notes to financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                 SUPPLEMENTAL CONSOLIDATED STATEMENTS OF INCOME


                                                         FOR THE NINE MONTHS
                                                         ENDED SEPTEMBER 30,
                                                         1995           1996
                                                      ----------     ----------
REVENUES FROM OPERATIONS:
Revenues                                              $1,987,372     $2,294,541
Cost of operations                                      (434,586)      (635,337)
                                                      ----------     ----------

GROSS PROFIT                                           1,552,786      1,659,204

SELLING AND ADMINISTRATIVE EXPENSES                     (401,754)      (333,209)
                                                      ----------     ----------

INCOME FROM OPERATIONS                                 1,151,032      1,325,995

OTHER (EXPENSES), NET                                   (425,004)      (211,587)
                                                      ----------     ----------


INCOME BEFORE TAXES                                      726,028      1,114,408

INCOME TAXES                                            (108,904)      (167,161)
                                                      ----------     ----------

NET INCOME                                            $  617,124     $  947,247
                                                      ==========     ==========

NET INCOME PER COMMON SHARE                           $      .41     $      .63
                                                      ==========     ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                    1,500,100      1,500,100
                                                      ==========     ==========

             Pease read accompanying notes to financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOW


                                                         FOR THE NINE MONTHS
                                                         ENDED SEPTEMBER 30,
                                                         1995           1996
                                                      ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $  617,124     $  947,247
Adjustments to reconcile net income
to net cash provided (used) by
operating activities:
Deferred income taxes                                     (9,650)             -
Depreciation                                              (2,382)        37,498
Amortization of financing charges                              -         42,000
Provision for severance indemnity                         12,133         10,331
(Increase) in accounts receivable                       (823,268)      (640,694)
Decrease (Increase) in other assets                       66,060           (200)
Increase (Decrease) in accounts payable                  227,723        (37,727)
Increase in accrued expenses and withholdings             (7,491)       (22,956)
Increase in income taxes payable                         135,198        165,713
                                                      ----------     ----------

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                             215,447        501,212
                                                      ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (Increase) in prepaid expenses                 (147,373)        80,541
Purchase (sale) of fixed assets                           53,468        (75,771)
Payments for purchase of property under
  construction or land for sale                          (42,126)        (8,153)
Proceeds from sale of fixed assets                        (8,909)             -
Proceeds from sale of subsidiary (ITL)                         -        193,359
Investment in affiliated company (ITL)                  (251,802)             -
Investment in subsidiary (A & E)                        (285,944)             -
(Increase) decrease in time deposits                      (3,166)           260
                                                      ----------     ----------

NET CASH PROVIDED (USED) BY INVESTING
  ACTIVITIES                                            (685,852)       190,236
                                                      ----------     ----------


             Pease read accompanying notes to financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

          SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)



                                                         FOR THE NINE MONTHS
                                                         ENDED SEPTEMBER 30,
                                                         1995           1996
                                                      ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cost of public offering                                        -       (355,379)
Proceeds from related parties                            258,795          5,696
Proceeds from (payments on) notes payable to banks       244,359        (35,771)
Capital contributions                                          -              -
Proceeds from bridge loan                                      -         65,000
Dividends paid                                                 -       (300,000)
Payments to related parties                                    -        (82,653)
                                                      ----------     ----------

NET CASH PROVIDED (USED) BY FINANCING
  ACTIVITIES                                             503,154       (703,107)
                                                      ----------     ----------

EFFECT OF EXCHANGE RATE CHANGES                          (35,545)             -
                                                      ----------     ----------

NET (DECREASE) IN CASH                                    (2,796)       (11,659)

CASH AT BEGINNING OF PERIOD                           $   67,148     $   52,574
                                                      ----------     ----------

CASH AT END OF PERIOD                                 $   64,352     $   40,915
                                                      ==========     ==========

SUPPLEMENTAL DISCLOSURE:
The Company paid $144,923 and $141,933 for interest and $18,617 and $-0- for income taxes for the nine months ended September 30, 1995 and 1996, respectively. In April of 1996 the Company capitalized financing costs associated with the issuance of warrants at a total cost of $75,600. This resulted in an increase in additional paid-in capital in the same amounts.

            Please read accompanying notes to financial statements.

ITEM 2: Management's Discussion and Analysis or Plan of Operations.

RESULTS OF OPERATIONS

     The Company's core operations have traditionally been focused on three areas (i) engineering services and the sale of minor equipment and parts for projects throughout Chile; (ii) project management and the sale, as agent, of major equipment for three to five large projects during any given year and (iii) the preparation of business for third parties. While the period between the payment by the Company for the goods and services and the receipt of revenues in connection with the goods and services described in (i) above is typically proximate in time, this is not necessarily so with regard to payments and receipts for those goods and services described in (ii) and (iii) above. Often, the interval between payments by the Company for equipment and services for major projects and receipt of revenues in connection with the same equipment and services is spread out over a longer period of time. Thus, the fluctuation in the results of operations for each quarter may vary greatly, depending on the timing of payments for major equipment (both by and to the Company).

SEPTEMBER 30, 1995 COMPARED TO SEPTEMBER 30, 1996

     Gross revenues for the fiscal year ended September 30, 1996 increased $307,169 over the fiscal period ended September 30, 1995 from $1,987,372 to $2,294,541 an increase of approximately 15%. This increase is due primarily to being awarded bids on behalf of certain manufactures during the period and the increased amount of commissions paid to the Company relating to these projects.

     Cost of operations for the fiscal period ended September 30, 1996 increased $200,751 over the fiscal period ended September 30, 1995 from $434,586 to $635,337 or 46%. This increase is attributable to the utilization of outside consultants relating to certain projects during the period.

     Selling and Administrative expenses for the fiscal period ended September 30, 1996 decreased $68,545 from $401,754 at September 30, 1995 to $333,209 at
September 30, 1996 or 17%. This decrease is attributable to a decrease in office staff as well as travel and entertainment expenses.

     Other expenses as of September 30, 1996 decreased $213,417 from $425,004 at September 30, 1995 to $211,587 at September 30, 1996 or 50%. This decrease is attributable to $276,000 in curtailed offering costs being expensed during the nine months ended September 30, 1995.

     Net income for the period ended September 30, 1996 increased $330,123 from $617,124 at September 30, 1995 to $947,247 as of September 30, 1996 or 54%. This
increase is attributable to the projects of awarded to various manufacturers represented by the country during this fiscal period and the increase commission associated with the projects.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996 accounts receivable increased $640,694 from $1,403,001 as of year end December 31, 1995 to $2,043,695 as of September 30, 1996 or 45%. The amount of the receivable outstanding and the number of days outstanding is attributable to the timing of recognition of revenues as compared to the date of payment. In particular, in the case of equipment sales, the Company recognizes revenues on the sale of the equipment or on a turnkey project, where the contract between the purchasing company and the manufacturer is signed by both parties or an "order to proceed" is issued by the buyer. While the schedule of payment is set by contract, the time of payment is determined by practices of the exporting country involved in the transaction as well as unanticipated delays caused by obtaining permits and export licenses and as a result, it is not unusual for a transfer of funds to take 60-180 days. The Company normally receives its commission, which are fully earned at the time the award is made, 30 days after receipt of funds by the manufacturer it represents and generally payment terms conform to the payment schedule between the buyer and the seller.

     The increase in accounts receivable is attributable to increased revenues during the nine months period and the terms of payment for three contracts.

     Accounts payable decreased $37,727 from $384,282 as of December 31, 1995 to $346,555 as of September 30, 1996 or 10%.

     Due from related parties decreased to 0 as of September 30, 1996 from $5,696 as of December 31, 1995 or 100%.

     Debt with banks increased by $66,920 from $573,190 at December 31, 1995 to $640,110 at September 30, 1996 or 12%. This increase is attributable to an increase need for working capital. All short term obligations with banks were current as of September 30, 1996.

     Other current assets decreased $80,541 from $177,489 as of December 31, 1995 to $96,948 as of September 30, 1996 or 45%. This decrease is attributable to amortization of prepaid expenses.

     Income taxes expenses increased by $58,257 from $108,904 as of December 31, 1995 to $167,161 as of September 30, 1996 or 54%. This increase is attributable to increased profit thereby increasing the tax liability.

Part II          Other Information

ITEM 1.          Legal Proceedings
                 None

ITEM 2.          Changes in Securities
                 None

ITEM 3.          Defaults Upon Senior Securities
                 None

ITEM 4.          Submission of Matters to a vote of Securities Holders
                 None

ITEM 5.          Other Information

                 Subsequent Events
                 On November 12, 1996, the Company completed the sale of 1,200,000 shares of its stock to the public in an offering that raised approximately $6,150,000 for the Company. At September 30, 1996, management capitalized approximately $355,000 of costs associated with the public offering which will be charged off to paid-in-capital at December 31, 1996.

                 The Company granted the bridge loan lenders 21,000 warrants to purchase common stock of $1.70 as a result. Cost associated with these warrants in the amount of $75,600 are being charged against operations during the period of the loan (May 1996 through January 1997). As of September 30, 1996, the Company has charged $42,000 to operations.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        /s/ PEDRO PABLO ERRAZURIZ
                                        ----------------------------------
                                        Pedro Pablo Errazuriz
                                        Chief Executive Officer
Date: December 18, 1996