Form 10KSB
period 1996-12-31
ANDEAN DEVELOPMENT CORP
filed 1997-03-31
CIK 943184

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   for the fiscal year ended December 31, 1996

               [ ] Transition Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
            For the transition period from __________ to ___________

                        Commission File Number: 33-90696
                                                --------
                         ANDEAN DEVELOPMENT CORPORATION
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

          FLORIDA                               65-0648697
        --------------            ------------------------------------
       (State or other            (I.R.S. Employer Identification No.)
       jurisdiction of
       incorporation
       or organization)

          1900 GLADES ROAD, SUITE 351
             BOCA RATON, FLORIDA                        33431
    ----------------------------------------         ----------
    (Address of Principal Executive Offices)         (Zip Code)


Issuer's telephone number (561) 416-8930

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                                TITLE OF CLASSES:

                         Common Stock, $.0001 par value
                    Redeemable Common Stock Purchase Warrants


         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      (1) Yes[X]  No [ ]     (2) Yes[X]  No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

         The Issuer's revenue for its most recent fiscal year was $3,423,552.

         The aggregate market value of the voting stock held by non-affiliates as of December 31, 1996 was approximately $7,425,000. This determination was based on the average bid and ask price of the stock, as of December 31, 1996.

         The number of shares outstanding of the Registrant's sole class of common stock as of December 31, 1996 was 2,820,100 shares.


         Documents Incorporated by Reference to the Company's Registration Statement File No: 33 90696.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

                                    BUSINESS

INTRODUCTION

         Andean Development Corporation was organized in 1994 as a holding company to acquire E&A and INA, both corporations domiciled in Santiago, Chile. ADX, domiciled in Boca Raton, Florida, U.S.A., is a subsidiary of Andean Development Corporation. Andean Development Corporation, E&A, INA, and ADX are collectively referred to as the "Company" or "ADC".

         E&A, organized in February 1991, specializes, as an agent, in the sale of major electrical and mechanical equipment and the representation of foreign manufacturers of electrical and mechanical equipment in Chile. E&A also offers technical assistance and prepares tender (bid) documents for both turnkey and non-turnkey public works and development projects to be constructed in Chile. Since 1991, E&A has facilitated in the sale of more than $415 million of equipment including generators, turbines and conveyors (see "Major Projects" on p. 41), which has generated more than $5 million of commissions for the Company. See "Business-Core Business."

         INA, organized in 1986, focuses on providing engineering consulting services and project management for hydroelectric power plants and civil construction projects generally related to hydroelectric power plants, tunneling projects and water treatment plants in Chile. Since 1986, INA alone and in conjunction with Norconsult International, A.S. of Norway ("Norconsult") an international engineering company, has provided engineering, consulting and project management services relating to engineering projects valued at $19 million of which approximately $8.6 million was revenues the Company has realized. See "Business - Core Business."

         The Company's strategy is two-fold. First, the Company intends to continue to grow and expand its core business presently being conducted through E&A and INA. To facilitate this growth the Company will immediately establish a sales and marketing office in the United States and in the latter part of 1996 will establish a second sales and marketing office in Spain which may also be used for sales and marketing throughout Europe. Management of the Company believes that its future growth will be a natural consequence of the Company's historical participation in the electric utility sector, ecology oriented projects and the potable and waste water treatment fields. The Company intends to expand its marketing focus to include medium sized utilities, private mining companies and large industrial companies. Management believes these businesses will require the services of the Company, either to acquire new equipment, to optimize and/or upgrade their existing installations or to comply with the increasing ecological regulations of the government.

         The Company believes that creating a U.S. holding company and establishing a U.S. sales and marketing office will enhance its ability to do business with U.S. companies and other North American companies. As part of this strategy, the Company will seek to take advantage of the relative stability of the Chilean peso to the U.S. dollar. As a result of this relative stability, the Company believes that certain U.S., as well as Canadian and Mexican, manufactured equipment and products are now available at prices competitive with other foreign manufacturers. See "Exchange Rates." The Company also believes that many U.S. manufacturers may be unfamiliar with the conditions and the qualifications required to bid on projects in Chile. By establishing a U.S. office, the Company intends to act as a representative (both on an exclusive and non-exclusive basis) of U.S. manufacturers both in the U.S. and Chile for projects located in Chile by providing local expertise and understanding the Chilean business environment. The Company currently intends to employ one engineer and one marketing person on a full-time basis in Boca Raton, Florida.

         Secondly, the Company intends to capitalize on opportunities in the current Chilean economy by taking an equity position in certain ecology-oriented and electrical utility related projects in Chile as well as by providing management and other services to these projects. The Company also intends to take advantage of the continuing privatization of businesses in Chile, which has increased investment in Chile and increased industrial and agricultural output. As an example of this strategy, the Company, through an affiliate, has entered into an Agreement (See "Business - Bayesa Project") to invest in a waste water treatment facility located in Antofagasta, Chile (the "Bayesa Project"). In addition, the Company is exploring potential equity participation in ecology-related and electric utility-related projects such as small to medium-sized hydroelectric generating plants, electrical utilities and other water-related projects. See "Business - Strategy for Equity Participation." Although, as of the date of this Prospectus, the Company has not entered into any agreements with respect to acquiring equity interests in projects other than the Bayesa Project. The Company, pending completion of its research and due diligence, intends to enter into formal negotiations in other ecology-oriented and electrical utility projects in Chile, leading to formal agreements.

         E&A was organized on February 28, 1991, in Santiago, Chile as a limited partnership under the name "Errazuriz y Asociados Ingenieros Limitada." On September 21, 1994, pursuant to Chilean law, E&A was reorganized as a Chilean corporation and its name was changed to "Errazuriz y Asociados Ingenieros, S.A." INA was organized on June 11, 1986, in Santiago, Chile as a limited partnership under the name "Ingenieria Norconsult Andina Limitada." On September 15, 1994, pursuant to Chilean law, INA was reorganized from a limited partnership to a Chilean corporation, and its name was changed to "Igenor Andina S.A."

         The Company, under the name "Igenor U.S.A., Inc.," was incorporated on October 19, 1994, under the laws of the State of Florida. On January 10, 1995, its name was changed to "Andean Development Corporation." The Company's offices are currently located at 1900 Glades Road, Boca Raton, Florida, U.S.A. and its telephone number is (561) 416-8930.

CORE BUSINESS

         E&A specializes as an agent in the sale of major electrical and mechanical equipment through the representation of foreign manufacturers of these types of equipment and products. A substantial amount of its sales are for equipment relating to the electrical utilities, mining, and materials handling industries which include medium and high voltage generators, transformers, controls, cables, gas and steam turbines and industrial boilers, as well as other materials such as cranes, unloading facilities, coal handling systems, crushers, air cleaning systems and ventilators. Additionally, E&A offers technical assistance to bidders during the preparation of tender (bid) documents for turnkey and non-turnkey projects as well as throughout a project, once bids have been awarded. E&A has been successful in obtaining and maintaining its representations of foreign equipment manufacturers by offering engineering and sales support by experienced civil and industrial engineers. These individuals are knowledgeable in both the technical and sales aspects of a project and also have the contacts and networks in Chile necessary to successfully compete with larger international companies. While many of the services offered by the Company are comparable to those of its competitors, because of the Company's historical presence in Chile and reputation for quality services, it can effectively compete with larger competitors and offer additional services not available from its competitors. See "Business - Core Business; Competition."

         The services offered by E&A include, but are not limited to:

1.       /bullet/ Forecasting of market trends
         /bullet/ Market research
         /bullet Financing (expertise in local and foreign loans) /bullet/ Packaging with other manufacturers
         /bullet/ Knowledge of the decision making procedures and the scheduling of projects

2.       /bullet/ Local engineering support (by the Company's employees or through subcontractors)
         /bullet/ Procurement of local materials and products
         /bullet/ Construction and plant erection capabilities
         /bullet/ Project managing capabilities
         /bullet/ Coordination with customer and customer engineering

         While E&A does not charge any fee for the services described in item 1 above and funds the related operating costs, the services described in item 2 above are developed for a customer on a fee basis once a project is secured. Additionally, equipment manufacturers pay E&A a commission upon receipt of the award of the project. The commission is typically based on a percentage of the amount of the sale, which varies depending upon the size and scope of the project.

         In preparing bid documents for various projects, E&A has and will continue to form consortiums of various equipment manufacturers who provide products on competitive terms and conditions. E&A intends to assist in obtaining financing of projects through both domestic (Chile) and international financial institutions.

         INA was initially organized in 1986 as a joint venture between Norconsult, a worldwide engineering consulting company based in Oslo, Norway and Errazuriz y Asociados Arquitectos S.A. ("EAA"). EAA is a major shareholder of ADC whose shareholders include Berta Dominguez (58%), the Chairman and CEO of E&A and the wife of Pedro P. Errazuriz, the President, CEO and Chairman of the Board of ADC, and each of their six children (7% each). See "Principal Shareholders." Norconsult, which subsequently sold its participation to Igenor Ingenierie et Gestion, S.A. a holding company which is a majority shareholder of the Company and whose shareholders include Mr. Errazuriz (50%), his wife (49.25%), their son Pedro Pablo Errazuriz (.25%) and M. Claude Mermier (.25%) a director of ADC. See "Principal Shareholders."

         INA focuses primarily on providing engineering consulting services for hydroelectric plants and civil construction projects (tunneling projects). Most of the engineering services provided by INA result from INA's exclusive representation of Norconsult.

Currently, one or two hydroelectric plants are built in Chile every year, while each year Norconsult participates world-wide in the design of 10 to 15 of such plants. As a result, INA's relationship with Norconsult provides INA with the ability to offer its customers state-of-the-art knowledge for these types of projects while, at the same time, associating with local engineering companies in preparing bid documents for such projects. INA also offers most services relating to hydroelectric power plants, from the pre-construction stage through the commissioning of the project. As an example, in conjunction with Cade-Idepe (Chile's largest engineering company), INA was recently awarded a feasibility study for the Rucue Project, a new hydroelectric power plant of 100 MW to be built by Colbun S.A., a government owned utility, in Chile.

         While Chile builds approximately 20 to 30 kilometers of tunnels each year, Norconsult has designed and inspected approximately 700 kilometers per year for the past 20 years. This experience, along with the sophistication of the projects in which Norconsult has been involved (which include water pressure tunnels), gives the Company an added advantage of having a knowledgeable resource for these types of projects in Chile. As an example, on May 15, 1995, INA and Norconsult had Andrade Gutierrez, a large Brazilian contractor and investor, design the pre-feasibility study for the first segment of 40 kilometers of pressure tunnels for a 400 MW hydropower project for Cortaderal. See "Major Projects" and "1995/1996 Proposed Projects" for an overview of the types of services for which INA intends to provide both in connection with hydroelectric power plants and tunneling projects.

         Additionally, INA erects electro-mechanical installations and material handling systems. As a project manager, INA coordinates with a consortium of equipment manufacturers in the preparation and delivery of turnkey projects after a bid has been awarded. INA also provides local engineering support to its clients.

         Both E&A and INA believe they have built excellent reputations in their specific areas of expertise, having been involved in the greater majority of all hydroelectric plants built in Chile since 1985, as well as other major electro-mechanical projects. See "Major Projects." A major part of the Company's know-how is its understanding of the customer's needs and being able to offer its customers goods and services that deviate only to the extent that such deviations or substitutions make a bid more competitive. The Company believes that in order to be awarded a bid, a bidder needs to know the end-user and through the years, the Company has obtained this knowledge by working with the major companies in Chile (both private and public) who request these bids. See "Major Projects".

         With a portion of the proceeds of this Offering, the Company will seek to further grow its core business by expanding in North America and Europe as well as to seek additional representation of U.S. and other North American based companies for sales to be made in Chile. To facilitate this growth, the Company has decided to establish permanent offices located in Boca Raton, Florida and Spain. The Company believes that by establishing its presence in the U.S. and Europe, it will be more competitive because it will have more direct access to foreign manufacturers located in the U.S., as well as other countries in North America and in Europe. For example, manufacturers such as Rapid Power, Inc. (formerly represented exclusively by the Company), a U.S. based manufacturer of rectifiers, are well known in the U.S. as manufacturers of energy-related equipment, but to the Company's knowledge, many Chilean customers are not aware of companies such as Rapid Power. As a result, many of these U.S. manufacturers provide little, if any, documentation that explains their experience or the performance of their products to companies requesting bids for Chilean projects, and most Chilean companies will not qualify manufacturers in the list of bidders without such documentation. Because of the Company's understanding of these dynamics, it believes it is able to offer U.S. manufacturers as well as other foreign manufacturers who wish to enter into the Chilean market, expertise that other companies, who offer services similar to those of the Company, do not possess.

MARKETING AND SALES

         The Company's marketing and sales are presently managed by the Company's management, in-house engineers and other technical employees. A substantial amount of the marketing accomplished is by word of mouth, personal visits and solicitations by the Company's management and employees. The Company uses brochures and does limited advertising in trade journals and publications in Chile. The Company will initiate a more formal sales and marketing program upon the opening of its new offices in the U.S. and Spain.

HISTORY AND ECONOMIC OVERVIEW

         From the inception of INA in 1986, the Company has transitioned itself from small equipment sales into commercial work and procuring large turnkey projects as a consultant to and representative of international consortiums. Commencing in or about 1991, the Company has specialized in the energy and mining sector, as well as in port installations for coal and other material handling systems. In connection with these activities, the Company has also acted as a project manager and a supplier of specialized engineering services. Generally, all services related to engineering, design, consulting, supervising and inspecting of construction projects have been initiated by INA and those related to sale of equipment for construction projects have been initiated by E&A.

         The Company has not experienced any significant differences between dealing with governmental agencies or with private companies, whether national or international, nor does the Company believe that the continuing trend of privatization in Chile will have an adverse effect on its core business and, in fact, will likely continue to affect its core business in a positive manner. The Company's services have historically been provided to both private companies and governmental agencies, with more than half of the Company's total revenues coming from the private sector during 1995.

         While prior to 1980 the greater majority of equipment for the mining and the utilities industries in Chile was purchased from U.S. manufacturers, due to the strength of the U.S. dollar in relationship to other currencies during the 1980's, the cost of goods and services from the U.S. became less competitive than that of other foreign manufacturers. Additionally, during the 1980's, many U.S. manufacturers reduced their international initiatives which made it very difficult to deal with U.S. manufacturers. However, due to both stabilization of the U.S. dollar and the Chilean peso in the late 1980's, prices of U.S. produced equipment became more competitive in Chile. Now with the possible inclusion of Chile as a signatory to NAFTA, which reduces tariffs among member nations and therefore increases trade, the potential for additional relationships between the Company and North American companies may increase. Regardless of whether Chile is included as a member of NAFTA, management believes that as a result of the privatization and growth of the Chilean economy, foreign investment (including from the U.S.) in Chile will continue to increase. To enhance its success rate in both private and public tenders (bids), the Company is seeking to obtain additional exclusive representation of U.S., Canadian and Mexican manufacturers in specific market areas. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview." With the establishment of a sales and marketing office in Boca Raton, Florida, which will initially include at least one engineer and one marketing person, as well as an office in Spain, the Company will more aggressively pursue opportunities with North American and European manufacturers and other companies who wish to do business in Chile.

         While the Company acknowledges that large international power and utility companies have invested directly in Chile and that certain manufacturers have established local offices in Chile, management believes that the Company's growth should continue because of its local knowledge and experience with Chilean projects. In particular, the Chilean economy is currently at a point where several large international power and utilities companies including Southern Electric Corp. (USA), Transalta Corp. (Canada), Iberduero S.A. (Spain) and Andrade Gutierrez S.A. (Brazil) have invested directly in major hydro-electrical power plants in Chile. The Company believes that because of its experience in a majority of the hydro-electrical plants constructed in Chile over the past 10 years, the Company has and will continue to work with these large power and utilities companies by offering their engineering and sales services and support. Furthermore, international companies will not necessarily participate in smaller projects because of the economics of size and cost and the Company will continue to aggressively bid for these projects.

         Additionally, while several foreign manufacturers have established offices in Chile, the Company continues to represent these manufacturers on a case by case basis. For example, Babcock Wilcox Espanola hired E&A, as its representative, to sell its 150 MW coal fired thermopower plant to Southern Electric Corp. while maintaining a local office in Chile; Endesa S.A., the largest electric utility in Chile, has hired INA to provide engineering services for specialized projects in rock mechanics while maintaining their own in-house engineering staff through INGENDESA, the wholly-owned engineering subsidiary of Endesa S.A., of more than 350 engineers; and Biwater Ltd. (UK) has asked the Company to represent them and become equity partners in the Bayesa Project. See "Business-Strategy for Equity Participation and The Bayesa Project."

         Moreover, the trend in the private sector has been to specialize in a company's core business and subcontract for services and supplies from other companies that may be more efficient in those areas. For example, the Company has been a supplier of equipment, spare parts and engineering services for most of the largest utilities in Chile (ENDESA, S.A., Chilgener S.A., Minera, Valparaiso S.A., CREO (Cooperativa Regional Electrica de Osorno), and Edelnor S.A., which are private companies; and Codelco (Corporacion Nacional del Cobre de Chile), Colbun S.A., and Petrox S.A. (Electricidad del Aysen S.A.) which are government-owned). See "Major Projects." Management believes that the trend toward specialization, which includes segregating the generation, distribution and transmission of electricity, enhances the role of specialized companies such as E&A (as agents or representatives) and INA (as engineers). The ability of the Company to adapt to the changes in the Chilean economy has permitted it to develop new contacts with Westinghouse, Mitsubishi and Marubeni where the Company has participated in four new combined power cycle plant projects in Chile which are Renca 1 and 2 (Chilgener); Polpaico and Bocamina (Endesa) and El Rodeo, now called Limache (Colbun). The Company is also working with Westinghouse and Mitsubishi in a consultant capacity on projects in Argentina.

1995 PROJECTS

         During 1995, the Company was involved, in a consultant or representative capacity, in the following significant projects within their core business:

         RENCA I - CHILGENER

         The second largest utility in Chile had a tender offer for a combined cycle thermo-electric plant to be located in Santiago. Because of the scope and complexity of this tender, Mitsubishi engaged the Company to act as their consultant to advise as to the engineering interpretation of the tender documents, the development of a financial strategy and to act as their representative in all negotiations with Chilgener. Although Mitsubishi was not successful in this tender, the Company received a substantial fee for their consultancy. More importantly, this engagement marked the first time that the Company was engaged by a customer whereby the fee was not contingent on the success of the bid.

         LOMA ALTA

         Empresa Electrica Hydrovevey Pehuenche, S.A., a subsidiary of Endesa, the largest electrical utility in Chile, requested tender offers for the supply and construction of a 80MW hydroelectric plant. The Company acted as the representative for the Siemens Hydrovevey Consortium, who were the successful bidders at approximately $16.7 million.

         ENDESSA

         The Company, in their representative capacity, successfully represented a joint venture on behalf of Mitsubishi/Westinghouse in a tender offer to Endesa S.A. for a 350MW natural gas-fired power plan to be installed 50 kilometers south of Santiago. The total value of this award winning turnkey bid was approximately $150 million.

         PUERTO VENTANAS CEMENT HANDLING PROJECT

         Cemento Melon, the leading cement company in Chile, called for tender offers to build a cement and clinker unloading system in Puerto Ventanas, 120 miles from Santiago, with a stock capacity of 45,000 metric tons and a value of $15 million. The contract has been awarded to General Electric Engineering Services, for which the Company acted as consultant.

1996 PROJECTS

         During 1996 the Company has identified and has submitted bids or intends to submit additional bids on behalf of various foreign manufacturers and/or consortiums. No assurance can be given, however, that the Company and the companies it represents will be awarded any bids. The various projects are listed below:


         CHILQUINTA S.A. (TINQUIRIICA AND SAN JOSE PROJECTS)

         Chilquinta S.A., an electric utility, is developing plans to build two 98MW and one 12MW hydroelectric power plants. The Company has been consulted by potential investors from the U.S. who intend to develop a strategy and conduct negotiations with Chilquinta regarding a joint venture relative to these projects.

         ANDRADE GUTIERREZ S.A. (CORTADERAL/ALTO PROJECT)

         Andrade Gutierrez S.A. is developing a 400MW hydropower plant which is currently in the pre-construction stage. The Company represented Kvaener Energy A.S. for the sale of four (4) turbine generator sets and other relevant equipment estimated to be $60,000,000 to $70,000,000. The project was awarded to this group during September, 1996. A contract was signed during September, 1996.


         COLBUN S.A. (LIMACHE COMBINED CYCLE POWER PLANT)

         Colbun S.A. is building a combined cycle 350MW plant. The Company represents Siemens Corp. in this bid of $140,000,000. Siemens Corp. was awarded the bid by Colbun S.A. on May 8, 1996.

         HACIENDA SAN LORENZO S.A. (MAMPIL Y PEUCHEN POWER PLANT)

         Elecnor S.A., along with Iberdrola (Spain), have been awarded the bid for the construction, operation and partial ownership of a group of small power plants in the south of Chile. The Company has been invited to submit bids on behalf of Kvaerner Turbin A.B., Siemens, and Ateliers Mecaniques de Vevey S.A. for the equipment to be used in connection with the power houses. During October, the electrical side of the project was assigned to Siemens and the contract is pending the successful completion of contractual negotiations.

         CEMENTO MELON S.A. (PUERTO VENTANAS CEMENT HANDLING PROJECT)

         The Company successfully acted as a representative of General Electric Engineering Services in this bid, which was awarded to General Electric during 1995. In addition, during 1996, the Company, as consultant, will provide local project coordination and will continue to do so through completion of the project which is estimated to be April 1997. ]


         CENTRAL PUERTO S.A. (BUENOS AIRES, ARGENTINA)

         Chilgener S.A. is the majority owner of Central Puerto S.A. Chilgener, S.A. requested bids for the supply of a 350MW, gas-fired combined cycle powerstation estimated to have a value of approximately $150 million. Siemens requested the Company to be their representative for the presentation of this bid. The bid was submitted on June 30, 1996 and the estimated date of award is November 1997.

         CENTRAL COSTANERA S.A. (BUENOS AIRES, ARGENTINA)

         This company, a subsidiary of Endesa S.A. of Chile, has called for bids to be submitted by August 30, 1996 for equipment similar to that of Central Puerto. The Company represents Mitsubishi Corporation in this matter. Mitsubishi Corporation has been awarded this job.

         PUERTO PATACHE CONCENTRATE AND COAL HANDLING SYSTEM

         Endesa is currently constructing a thermo-electrical plant to supply energy to the Collahuasi Copper Mine. A port for unloading coal for the thermo-electrical plant is going to be built and will be equipped with a coal unloading crane, conveyor belts and a solid/liquid separation plan to treat the concentrate. The project value is estimated to be $8 million. The Company has successfully participated in the tender for a turnkey project representing Babcock Wilcox of Spain ("BWE"). BWE was awarded this tender during October, 1996.


1997 PROJECTS

1.       Atacama

Project's owner            :  Noroeste Pacifico Energia Ltda. (Endesa - CMS)
Location :                    Chile, 2nd, region (Mejillones)
Type of project            :  Combined Cycle Power Plant
Capacity :                    400 MW approximately
Bid submission date        :  March, 17th
Award estimated date       :  July 1997

2.       Betania

Project's owner            :  Endesa
Location :                 :  Colombia

Type of project            :  Combined Cycle Power Plant
Capacity                   :  250 MW approximately
Bid submission date        :  Already submitted. It is not a formal bid, because
                              they need to have the plant on  operation  (simple
                              cycle) by  December  1997.  Therefore  there is no
                              time to do a formal  bid and they have  invited to
                              those  companies  which  already  has  a  finished
                              turbine on stock (of the proper  capacity).  Those
                              companies are Westinghouse and Siemens.
Award estimated date       :  March 1997

3.       Cerj

Project's owner            :  Endesa
Location                   :  Brazil (Rio de Janeiro)
Type of  project           :  Combined Cycle Power Plant
Capacity                   :  300 MW approximately
Bid submission date        :  July 1997
Award estimated date       :  November 1997

4.       Tocopilla

Project's owner            :  Codelco - Tractebel - Iberdrola
Location                   :  Chile, 2nd, region (Tocopilla)
Type of  project           :  Combined Cycle Power Plant
Capacity :                 :  400 MW approximately
Bid submission date        :  August 1997
Award estimated date       :  December 1997

5.       Pontal

Project's owner            :  Chilgener
Location                   :  Brazil
Type of  project           :  Coal Thermal Power Plant
Capacity                   :  500 MW approximately
Bid submission date        :  There will be no formal bid
Award estimated date       :  2 Semester 1997

6.       Tocantis

Project's owner            :  Chilgener
Location                   :  Brazil
Type of  project           :  Hydroelectric Power Plant
Capacity                   :  1200 MW approximately
Bid submission date        :  2nd Semester 1997
Award estimated date       :  1st Semester 1998

7.       Raico

Project's owner            :  Endesa
Location                   :  Chile, 8th Region
Type of  project           :  Hydroelectric Power Plant
Capacity                   :  560 MW approximately
Bid submission date        :  Late 1997
Award estimated date       :  1st Semester 1998

8.       Mejillones III

Project's owner            :  Edeinor
Location                   :  Chile, 2nd Region
Type of  project           :  Combined Cycle Power Plant
Capacity                   :  400 MW approximately
Bid submission date        :  2nd Semester 1997
Award estimated date       :  2nd Semester 1997
Others                     :  This projects compete against Tocopilla one

9.       Mejillones desalinization plant

Project's owner            :  Endesa
Location                   :  Mejillones
Type of  project           :  Desalinization Plant
Capacity                   :  100 - 200 lt./sec
Bid submission date        :  2nd Semester 1997
Award estimated date       :  1st Semester 1997


MAJOR PROJECTS

         The following table is a representative list of the main equipment, turnkey projects and engineering sales made by the Company during the last 10 years.(1)(2)(3)

                                            EQUIPMENT OR                                                  GROSS VALUE
NAME OF PROJECT YEAR     CUSTOMER           SUPPLIER                                    SERVICE SOLD         SIZE       US$ MILLIONS
--------------- ----     --------           --------                                    ------------      ------------  ------------
Los Quilos      1984     Guardia Vieja      General Electric Company of England         Generator            12.6 MVA        3.6
Los Bajos       1984-85  Caemsa             General Electric Company of England         Generator            2.2 MVA         0.8
Los Morros      1985     Carbomet           Ateliers Mecaniques de Vevey S.A. (of       Hydro Turbine        0.8 MW          1.2
                                            Switzerland) in consortium with Mecanica
                                            de la Pena S.A. (of Bilbao, Spain)
Tocopilla Cranes  1986   Codelco Tocopilla  Boetticher y Navarro, S.A.                  2 Level Luffin       2x750 T/hr      4.6
                                            Cranes
Trafo Andina    1986     Codelco Andina     Sumitomo Corporation                        Transformer          25 MW           0.8
Colbun          1987     Colbun Machicura   Boetticher y Navarro, S.A.                  Gate                 17mx17m each    6.9
Int. Tocopilla  1987     Codelco Tocopilla  Consonni, S.A.(4)                           Interchanger                         0.8
                         mata                                                           Turbines
TG. Chuqui      1987-88  Codelco Chuqui-    Westinghouse Electric                       Revamping of 3 gas                   0.4
                         camata                                                         turbines
Submarine Cable 1988     Endesa             Sumitomo Corporation                        Three Phases Cable                   8.6
TG Methanex     1989     Capehorn Methanol  Ruston Gas Turbines Inc., a subsidiary of   Gas Turbine          6 MW            3.1
                                            GEC, General Electric Company of England
TG Petrox       1989-90  Petrox             Ruston Gas Turbines Inc., a subsidiary of   2 Diesel Turbines    2x3 MW          3.2
                                            General Electric Company of England
Puerto Ventanas 1990     Chilgener          Babcock & Wilcox Espanola S.A.              2 L. Luffin Cranes   2x750 T/hr      8.0
                                                                                        Cranes
Puerto Ventanas 1991     Chilgener          Babcock & Wilcox Espanola S.A. in           System of 8 Belt     3000m/1500      2.1
 Conveyors                                  consortium with INGEMAS S.A.                Conveyors            T/hr
Curillinque     1991     Pehuenche          Hydro Vevey S.A. in consortium with         Turn-key             85 MW          28.5
                                            ABB, Asea Brown Bovery S.A.
La Florida      1991-92  Canal de Maipo     Kvaerner Energy A.S.(5)                     2 Hydro Turbines     2x9.5 MW        3.0
Aconcagua I     1992     Minera Valparaiso  Kvaerner Energy A.S.(5)                     Hydro Turbine        56 MW           3.6
Aconcagua II    1992     Minera Valparaiso  Kvaerner Energy A.S.(5)                     Hydro Turbine        33 MW           3.1
Mejillones I    1992-93  Edelnor(6)         Consortium formed by Babcock &              Turn-key             150 MW        150.0
                                            Wilcox Espanola S.A. and Siemens A.G.
Capullo         1993     Creo               Babcock Hydro S.A.                          Turn-key             15 MW           5.5
Pangue          1993-94  Endesa             Kvaerner Energy A.S.(5)                     Turn-key             450 MW         69.3
Antofagasta     1994-95  Essan/Bayesa       Biwater(7)                                  Turn-key             600 1/seg       7.7
Renca I         1995     Mitsubishi         Mitsubishi Combined Cycle TG                Finance &            340 MW        120.0
                                            Coordination
Loma Alta       1995     Pehuenche S.A.     Siemens/Hidrorevey Hydropower Plant         Turn-key             80 MW          16.7
Quillota        1995     Endesa/San Isidro/ Mitsubishi Combined Cycle Gas Powered       Turn-key             370MW         126.0
                         Electric Plant
Limache         1995     Colbun/Mehueulo/   Siemens Combined Cycle Gas Turbine          Coordinator          370MW         130.0

Santa Rosa,
 Peru           1995     Edegel             Westinghouse Open Cycle Gas Turbine         Turn-key             100MW          30.0

-------------------

(1) There are approximately 40 major utilities and mining companies in Chile. Not all of these companies are noted above as the products purchased by some of these companies have been inconsequential to the Company's overall revenues. One of the reasons that the Company is expanding its business to include an asset base is to make it less dependent on the limited number of its major customers. See "Use of Proceeds," "Management's Discussion and Analysis of Financial Condition and Result of Operations" and "Business - Introduction."

(2) Many of the bids awarded for the projects set forth above were awarded to a group of bidders forming a consortium.




(3) As a general rule, for projects valued in excess of $100 million, the Company will earn a commission from between 0.03% to 1% of the bid price of the project; for projects valued between $20 million and $100 million, from 1% to 3.5%; and from $1 million to $20 million, between 3% and 5%. For sales less than $1 million, the commission ranges from between 5% and 10%. Factors that determine the amount of commission include the amount of engineering service provided and the difficulty and sophistication of the project.

(4) Mr. Pedro P. Errazuriz, the President, CEO, and Chairman of the Board of ADC, owns 53% of Consonni, S.A., a Spanish corporation.

(5) The Company is the exclusive agent for Kvaerner Energy A.S. in Chile and Mr. Pedro P. Errazuriz had the power of attorney in Chile to execute agreements and sign checks on behalf of Kvaerner Energy A.S. which he resigned in May of 1996.

(6) One of the current directors of ADC was President of Edelnor from March 1990 through March 1994.


SALES OF ENGINEERING (DESIGN, ADVISING, SUPERVISION AND INSPECTION OF CONSTRUCTION):
                                                                                                                        GROSS VALUE
PROJECT           YEAR     CUSTOMER    SUPPLIER               EQUIPMENT OR SERVICE SOLD                                 US$ THOUSAND
-------           ----     --------    --------               -------------------------                                 ------------
Alfalfal          1985-91  Chilgener   Norconsult(1)(2)(3)    Engineering, supervision & inspection of a 160 MW power    14,000
                                       International A.S.     plant and 30 miles of tunnels systems

Pehuenche         1988     Pehuenche   Norconsult(1)(2)(3)    Design of the Inspection System for the construction of       340
                                       International A.S.     a 500 MW hydroelectric plant
                  1990     Pehuenche   Norconsult(1)(2)(3)    Design and inspection of measures in a case of rock            68
                                       International A.S.     explosion in their tunnel system
                  1992     Pehuenche   Norconsult(1)(2)(3)    Quality assessment and repair measures in the two Neyrpic      21
                                       International A.S.     Turbines (250MW each)

Pehuenche         1991     Bank of     INA                    Study of the profitability of the Pehuenche Project            12
                           America

Maitenes          1988     Chilgener   Norconsult(1)(2)(3)    Study to modernize three power plants:  Maitenes, Volcan       30
                                       International A.S.     and Queltehues in Maipo River Valley

Alfalfal II       1989     Chilgener   Norconsult(1)(2)(3)    Pre-construction study for a 400 MW hydropower plant          120
                                       International A.S.

Mapocho River     1989     Biwater     INA                    Study of the Mapocho contamination impact over Santiago
                                                              region 70

Aconcagua         1992     Bank of     INA                    Study of the profitability of Aconcagua Project                20
                           America

Thermal Plants    1989     Chilgener   Raytheon Company       Study to upgrade three old thermal plants called: Renca,       35
 Study                                                        Ventanas and Laguna Verde

TG Chilgener      1989-90  Chilgener   Raytheon Company       Inspection and quality assessment of a Gas Turbogenerator      21

Canutillar        1990     Endesa      Norconsult(1)(2)(3)    Design and inspection of Underwater Lake piercing and          71
                                       International A.S.     intake for a hydropower plant
                  1993     Endesa      Norconsult(1)(2)(3)    Redesign of the tunnel reinforcements after some problems      65
                                       International A.S.     with their original design (10-mile tunnel)

Ortiga Tunnel     1990     Exxon       Norconsult(1)(2)(3)    Design and inspection of the construction of a tunnel         170
                                       International A.S.

Conveyor Belts    1992     Chilgener   INA                    Coordination and supervision for erection of a conveyor        60
 Puerto Ventanas                                              belt system and unloading facility

Mejillones        1993     Babcock     INA                    Rate of Exchange analysis and risk coverage for a US$ 90M      12
 Power Plant               Wilcox                             loan for Edelnor S.A.

Capullo           1993-95  Creo        INA                    Project management of the construction of a 15 MW plant       450

Pangue            1994-97  Endesa      INA                    Coordination office and local engineering along the
                                                              construction of Pangue Power Plant, a project of US$ 70M
                                                              in investments                                                389

Pangue            1994-97  Endesa      Norconsult(1)(2)(3)    Coordination of Manufacturers                               2,700
                                       International A.S.

Melon Tunnel      1995     Endesa      Norconsult(1)(2)(3)    Ventilation system study                                       20
                                       International A.S.

Alto Cachapoal    1995     Andrade     Norconsult(1)(2)(3)    Prefeasibility for Tunnel System                               25
                           Gutierrez   International A.S.

Rucue             1995     Colbin S.A. INA                    Basic and detail engineering for power house                   70




Ventana           1996     GEC         INA                    Coordination of manufacturers                                 160

--------------------

(1) The Company is the exclusive agent for Norconsult in Chile and Mr. Pedro P. Er razuriz had the power of attorney in Chile to execute contracts and sign checks on behalf of Norconsult which he resigned in May of 1996.

(2) When the Company acts as the representative of Norconsult, the commissions paid to the Company range from 4% to 5%.

(3) There are certain projects in which the engineering is performed by INA for which the entire fee is paid directly to the Company.

MAJOR REPRESENTATIONS (EXCLUSIVE):

NAME OF COMPANY               COUNTRY OF ORIGIN     SECTOR

Accusonic, Inc./O.R.E.        U.S.A.                Ecology & water treatment
  Intl. Inc.
Berdal Stromme A.S.           Norway                Engineering
Consonni S.A.                 Spain                 Energy and electricity
Indar S.A. (AEG License)      Spain                 Electricity
Kvaerner Energy A.S.          Norway                Energy
Kvaerner Turbin A.B.          Sweden                Mech. equipment for energy
Linde A.G.                    Germany               Mining processor, chemical
                                                    plants
Norconsult
  International A.S.          Norway                Engineering
Trandes S.A.                  Spain                 Electricity
Union Espanola de
  Explosivos                  Spain                 Mining explosives

SELECTED REPRESENTATIONS (NON-EXCLUSIVE):

NAME OF COMPANY               COUNTRY OF ORIGIN      NAME OF PROJECT

ABB-Air Preheater             U.S.A.                 Ventanas Power Plant
ABB-Sweden                    Sweden                 Pangue
ABB-Switzerland               Switzerland            Curillinque
ABB-Solyvent Ventec           Spain                  Various mines (Exxon)
AEG                           Germany                Pangue
Babcock & Wilcox
 Cranes Division              Spain                  Ventanas Cranes
Babcock & Wilcox
 Espanola, S.A.               Spain                  Mejillones Power Plant
Baedeker y Navarro
 (BYNSA)                      Spain                  Tocopilla Cranes
Combustion Engineering        U.S.A.                 Chuquicamata
G.E.C. Large Machines         U.K.                   Guardia Vieja
G.E.C. Mechanical
 Handling                     U.K.                   Cement Storage and Conveyor
Ingemas                       Spain                  Ventanas Conveyor System
Marubeni Corp.                Japan                  Copper Concentrates Distr.
Mitsubishi                    Japan                  Polpaico
National Drying
Machinery Co.                 U.S.A.                 Invertec
Siemens A.G.                  Germany                Mejillones Power Plant/
                                                      Loma Alta
Sumitomo Corp.                Japan                  Submarine Cables
Westinghouse Electric
 Company                      U.S.A.                 Turbines/Edegel, Peru

STRATEGY FOR EQUITY PARTICIPATION

         Although, both E&A and INA have been profitable for more than the past four years, the ability to expand their businesses and to increase profitability is limited by the nature of their core service businesses, as their activities depend exclusively on the number of bids that are awarded to each of them. Income from these businesses requires that first, new projects are developed; second, appropriate equipment is available to offer to the project at competitive prices; and third and most important, that the businesses are successful in selling the equipment and services. To expand the businesses of E&A and INA the Company through consolidation may require higher fixed costs and less flexibility. Alternatively, increasing the number of employees does not necessarily mean increased sales and profitability to the Company.

         Management believes that by establishing an equity position in certain projects, it will be able to grow a more solid asset base which will provide the Company with the following: (a) steady profitable growth; (b) stabilized cash flow; and (c) the ability to further capitalize on the dynamics of the Chilean economy. There are two emerging areas in which the Company intends to focus: ecology-related projects, specifically in sewage treatment and water supply, both of which are starting to be developed by and through private companies in Chile and projects primarily undertaken by smaller electric utilities. Therefore, in addition to its core business, the Company seeks to raise sufficient capital to establish equity positions in certain projects. See "Use of Proceeds."

WATER SUPPLY AND WASTEWATER TREATMENT FACILITIES

         While Chile has made significant economic gains over the past 10 years in terms of foreign trade, development of electrical utilities and export of agricultural and cellulose products, the efforts of the Chilean government to take actions in the sanitary services and waste water treatment have been slower in coming. The first steps toward waste water treatment commenced in 1987 when the Ministry of Public Works called for bids to clean the Mapocho River Systems (which account for 30% of all the waste water in Santiago), however a number of political stalemates halted development in this area until 1993. It is the announced intent of the Chilean government to privatize the water utility industry. As part of standard bid documents, the purchaser of various water utilities projects will be required to install water treatment facilities or sub-contract to companies, such as the Company, specializing in this area.

         Since 1993, Chile has commenced an ecological-oriented development that includes not only waste water management, but also other areas of pollution control, committing large sums of money, particularly for the mining and oil refinery sector owned by the government. It is estimated that Corporacion del Cobre (Codelco), the state-owned copper mine company which owns Codelco Mining will spend $500 million over five years; Enami, the state-owned minerals refining company, will spend $200 million over five years; and the larger sanitary-related companies such as EMOS, in charge of the water system for Santiago, should spend $500 million to $1 billion over the next 10 years. Additionally, other areas close to Santiago and other major cities, are now starting to develop plans to develop water resources and install wastewater nets and treatment plants. In connection with this growth, the Chilean government has issued Decree Law 351 that regulates the constitutional right of a citizen to live in an environment free of contaminants and in particular, addresses issues concerning potable water.

         Realizing that there appeared to be an emerging business in water purification and treatment due to the Chilean government's announced plans to privatize the water utilities and its initiatives to ensure clean water and air for its citizens, the Company sought relationships with foreign entities that have experience in water purification. Effective January 1993, the Company entered into a representation agreement with Biwater, a major international company engaged in waste water treatment and facilities whose principal office is located in Surrey, England to develop one project in the waste water treatment in the North area of Chile.

         In connection with this Agreement, the Company researched and will continue to research and develop the market in the north of Chile for both its own services and those of Biwater's in Chile. The results of this research concluded that Chile was initially slow to react to its citizen's needs for better sanitary conditions. Additionally, based on its research, the Company believes that an investment of up to $2 billion by both the private and public sector over the next 10 years will be necessary in order to bring the sanitary facilities up to international standards (See discussion above).

BAYESA PROJECT

         Late in 1993, Corporacion de Fomento ("CORFO"), the Chilean agency for the development of the country, decided to commence with three new waste water treatment facility projects which would place the treatment of water and the sale of reclaimed water in the private sector by means of a subcontract through a public entity. In April 1994, CORFO, through Empresa de Servicios Sanitarios de Antofagasta, S.A. ("ESSAN"), a wholly-owned subsidiary of CORFO in charge of the water system for the Province of Antofagasta, called for public bids to construct and manage a waste water treatment facility (the "Bayesa Project"). The Company, on behalf of Bayesa, S.A., a consortium owned by Biwater (90%) and A&E (10%), was the successful bidder for the Bayesa Project. The contract included design, construction and management of the waste water facility, as well as the right to sell reclaimed industrial grade water. During 1995 the Company acquired a 45% interest in A&E, which translates into a 4.5% interest in Bayesa from Invdemco and using a portion of the proceeds ($141,750) the Company has acquired A&E shares from Invdemco for an additional 22.5% interest in A&E, which translates into an additional 2.25% interest in Bayesa The Company may also purchase additional equity in Bayesa from Biwater depending on the cost of the shares compared to other potential projects. See "Use of Proceeds" and "Certain Transactions."

         The agreement dated September 1, 1994, between ESSAN and Bayesa is divided into three separate, although related, segments. The first is the construction of an interceptor of 3.6 miles of waste water recovery pipelines, pumping stations and a treatment plant connected to an emergency sea outfall. During this segment, Bayesa will act as a contractor, performing construction services for ESSAN. Income from ESSAN to Bayesa is based on 150 monthly installments, commencing in January 1995, of approximately $129,000 per month.

         The second part of the contract consists of the operation of the waste water disposal and treatment system. Income from ESSAN to Bayesa will be in fixed monthly installments of approximately $40,000 for a period of 30 years, plus a variable monthly rate based on the amount of treated water of $18.60 per 1,000 cubic meter. The third segment of the contract is the sale of treated (purified) waste water for irrigation and industrial purposes. The Company believes that upon completion of the pipelines and pumping station (estimated to be 14-16 months), Bayesa will be able to sell the industrial and agricultural grade water for $.60 per cubic meter. The drinkable water price is $1.10 per cubic meter.

         Bayesa has signed a letter of intent with the Antofagasta Municipality to provide water to local parks. Additionally, the Chilean Ministry of Agriculture is planning a new farming facility in this area which may purchase a significant amount of the industrial grade water to be produced by the Bayesa Project. However, there can be no assurance that Bayesa will be able to sell all the treated water for farming or industrial purposes that the sewage waste water facility of Antofagasta will be able to provide.

         Additionally, the Company believes that anticipated profits to Bayesa from the sale of reclaimed water may also be significant because of the location of the Bayesa Project in Antofagasta. Antofagasta is a seaside city approximately 1,000 miles north of Santiago. It serves as the beach resort and the port for the Chuquicamata copper mine, currently the world's largest open pit copper mine, and many other large mines located approximately 200 miles to the east in or around the city of Calama. The Antofagasta region is primarily desert and therefore receives very little, if any, precipitation. The region, however, has had significant growth, more than doubling its mining activity and population over the past 10 years, and has an anticipated population growth rate of 3-5% per year. This population growth rate is directly attributable to the increased economic development in the area. In addition to the continual expansion of the Chuquicamata mine, there are now more than three additional copper mines under development, which are anticipated to be similar in size to the Chuquicamata mine.

         While the Chilean government is currently pursuing the implementation of pollution-control technologies in new state-owned and private mining companies to minimize the need for end-of-pipe solutions such as the Bayesa Project, these new technologies are geared to the mines themselves and not to the waste resulting from the cities that may surround these mines. Therefore, the Company believes that there will be a continued population growth that will create an increased need for more water which will be available through the Bayesa Project, and other future waste water and potable water projects on which the Company intends to bid.

         The Bayesa Project will terminate after 30 years of operation as the written agreement between the parties foresees the transfer of all installations to ESSAN for no consideration. The Company took the reversion of the Bayesa Project back to ESSAN into consideration when deciding to take an equity position in the Bayesa Project, and concluded to that it made economic sense to invest in the Bayesa Project because of its potential profitability during the 30-year term of the contract. The Company intends to participate, in a joint venture with Biwater, in bidding for the full property of ESSAN (or a percentage thereof), once the Chilean government and Parliament have determined the method to privatize the sanitary section of the government. The ability of the Company to participate in this bidding process will depend on its future cash flow.

         Bayesa typically will require the services of E&A for future engineering studies and administrative decisions related to the economy of the Bayesa Project, as well as to supply equipment and spare parts for the project. Additionally, Bayesa will require the support of E&A to sell treated water and will pay E&A a commission for these sales. There is no written obligation from Bayesa to continue to use E&A for these services. Nonetheless, because of its position as an equity participant in Bayesa, the Company does not foresee any change in the current oral agreements between Bayesa and E&A. See "Use of Proceeds" and "Certain Transactions."

         IQUIQUE WATER PROJECT - "AGUAS DE IQUIQUE"

         The city of Iquique is located in the middle of a desert area, 1,100 miles north from Santiago. It is a fast growing city due to the copper, gold, Nitrate and Iodine mining projects that have been and are being constructed in the area. Water sources are as far away as 150 miles inland in the Andes Mountains. The Chilean Military owns a property 25 miles away from Iquique. This property contains underground streams that could produce 100 liters per second of water. The military, however, is precluded from any commercial activities.

         The Company is presently in negotiations with the Army to acquire the rights to the underground water. The basis of the potential contract is a concession for 25 years. During that period, the Company will be able to commercialize the water, selling it for housing or industrial purposes. The Company will pay the Army a tariff for each cubic meter sold (around .05 USD/m3). The Company will perform the works and provide the investment needed to carry the water to the consumption centers (digging wells, pumping, eventually treatment, piping).

         The current price of the water in Iquique is around $0.80 USD per cubic meter. Annual production is estimated to be $1,900,000. Net profit to the Company after taxes from this project could be more than $400,000 annually. Additionally, if more water resources are found in the Army's land, the Company intends to negotiate an option to include these sources in the future contract at the same price and conditions.

         The Company is currently in the process of studying the cost of the project in order to determine if it will proceed. If the Company makes a determination to proceed and depending on costs, it intends to seek additional equity partners for this project.

         In addition to those projects referenced above, Chilgener, the second largest electrical generating company in Chile, is developing a strategy to diversify its investments. Among the key areas that it is seeking to diversify into are water treatment, sewage treatment and water supply. In this regard, Chilgener has engaged the Company as a consultant to study various possibilities in this area. The Company has identified the following geographic areas for Chilgener.

         Antofagasta has a population of 250,000 in a desert area 1,000 miles to the north from Santiago. It is the center of the largest copper mining projects in the country and, as a consequence of the very active investments in this field, is growing at rate of 3% to 5% annually. The need for water resources, water supply and distribution and additional sewage treatment is anticipated to be very critical in the next few years and is seen as a significant business opportunity.

         Colina is one of the main suburbs for Santiago. Currently, many first class real estate projects are under development in this area. It is expected that, in 10 years the population will grow to 600,000. Water is currently a limitation and is expected to become a major problem in the near future. The Company has been asked to analyze a water business in this sector for Chilgener and will be interested in participating in that business, if one develops.

         A similar situation has occurred in Temuco, the fastest growing city in Chile. In 1995, the population increase in Temuco was 23% and currently it has around 300,000 inhabitants. Chilgener has requested the Company to investigate, a water supply project that could be developed in that city.

         These studies have recently begun and therefore while the Company would consider a joint venture and equity participation with Chilgener on any of these possibilities, it will require more research and analysis.

         ESSAT (ARICA WATER SUPPLY)

         The city of Arica, Chile's most northern city, has a potential water shortage of between 100 and 200 liters per second. However, the local farmers of the Azapa Valley situated in close proximity to Arica, have between 400 and 600 liters per second of industrial grade water for farming that could be treated by Essat (the local water authority). The Company is organizing a plan to build a treatment plant, negotiate an agreement among the parties and a negotiate a contract with Essat to buy approximately 200 liters per second of potable water from the farmers and replace it with treated water from the city of Arica. Biwater, is expected to participate in this project. The anticipated date of the award is October 31, 1996, and the anticipated date of completion is March 30, 1998. If awarded the bid, the Company would provide engineering services as well as a fee. Additionally, the Company would consider purchasing an equity position in the project, which terms have not been determined. There are no current agreements at this time.


         PROJECTS RELATED TO ELECTRICITY

         EDELAYSEN S.A.

         During 1983, CORFO (the state-owned development corporation) incorporated Empressa Electrica de Aysen, S.A. (Edelaysen) to consolidate various electric grounding and distribution systems located in the south of Chile, into one company. Today, Edelaysen S.A. has a present demand of 9,000 KW and more than 19,000 customers. CORFO intends to sell this utility by public tender on or about August 30, 1996. The Company is currently reviewing various financial and other documents and anticipates that it will render a bid to purchase this utility. There cannot, however, be any assurances that the Company will be the successful bidder.

COMPETITION

         The Company believes that each aspect of its business is competitive and that competition is based not only on price but also on quality of service. The Company's competitors include a number of international companies with local offices in Santiago, Chile, many of which are larger and better capitalized than the Company. While a majority of these larger competitors may bid on the same projects as the Company, and although there can be no assurances that the offers will be competitive, the Company believes that it has and will continue to participate effectively in the bid process.

         Most of the Company's competitors are Chilean based intermediaries with some "local" know-how with respect to the Chilean market, but who do not actively engage in the electric utility, mining and materials handling industries in Chile. More typically, the Company's competitors have local offices which consist of a small administrative and sales staff who, in most cases, are not engineers. To the Company's knowledge, these competitors rely on the engineering expertise of local subcontractors (such as the Company) or on engineers who are not Chilean-based. On the other hand, the Company's staff is comprised of Chilean-based civil and industrial engineers who have an understanding of the intricacies of bid documents, the nuances of Chilean projects, and who have the ability to source local manufacturers to complement the equipment to be purchased from foreign manufacturers, in order to present a competitively priced package. Additionally, the Company's engineers are also its sales force, so the Company is able to provide continued sales and engineering support throughout the entire scope of the project.

         The Company believes it has demonstrated its ability to seek and enter into relationships with those manufacturers whose products are most competitively priced, not only in terms of dollars, but also in terms of overall product efficiency and support for specific projects. Moreover, the Company has been successful in putting together consortiums of manufacturers, whereby it has been able to quote on the large multi-faceted projects. Nonetheless, the Company believes that each area of the new projects and investments in which the Company intends to become involved is highly competitive. Its competitors may be larger, better capitalized, may have more experienced management, and may have greater access to resources which may be deemed necessary to produce a competitive advantage and there can be no assurance that the Company will continue to operate at its current level, enabling it to be profitable.

GOVERNMENT REGULATIONS

         GENERAL

         The Company's business is subject to the full range of governmental regulation and supervision generally applicable to companies engaged in business in Chile, including labor laws, social security laws, public health, environmental laws, securities laws and anti-trust laws.

         ENVIRONMENTAL REGULATIONS

         Bayesa"s agreement with the Municipality of Antofagasta for the Bayesa Project provides that certain water, once treated at the Bayesa Project, will be disposed of in the ocean. In order for the Bayesa Project to discard this water into the ocean, the amount of contaminants remaining must meet the requirements mandated by Chilean environmental laws.


         FOREIGN INVESTMENT LAWS AND REGULATIONS

         The Chilean Constitution establishes that any Chilean or foreigner may freely develop any activity in Chile so long as the activity does not contravene existing laws dealing with public morals, public safety or national security. It also establishes the principle of non-discrimination, thus guaranteeing foreign investors equal protection under Chilean law. Additionally, Chilean law prohibits any discretionary acts by the Chilean government or other entities against the rights of persons or property in derogation of this principle. Foreign investors may transfer capital and net profits abroad. There are no exchange control regulations which restrict the repatriation of the investment or earnings except that the remittance of capital may take place starting a year after the date the funds were brought into the country, but net profits can be remitted at any time. Therefore, equity investments in Chile by persons who are not Chilean residents follow the same rules as investments made by Chilean citizens.

         These principles are the basis for the Foreign Investment Law of 1974 (commonly known as DL 600) by which foreigners are guaranteed to receive equal treatment access to all segments of the economy subject to a limited number of internationally-accepted exceptions. Based on DL 600, the foreign investor and the government sign a legally-binding investment contract which may only be modified by mutual consent. The contract sets forth the current law as it relates to the specific investments by that investor in Chile. Thus, the investor is protected against any subsequent changes in the law which could adversely affect the investor or his investments in Chile. Although the Chilean Government has been successful in keeping this principle in place for the last 21 years, there is little information regarding the unilateral breach of an investment contract by the Government and there can be no assurances that a breach by the Government will not occur in the future or that it would not adversely affect the rights of the Company to do business in Chile. Moreover, while there has been no precedent that political changes had determined changes in these rules, no assurances can be made that such changes will not occur in the future. The Company intends to enter into an investment contract with the Government of Chile on or around the closing of this Offering.

CONTROLS ON FOREIGN INVESTMENTS

         Equity investments in Chile by persons who are not Chilean residents follow the same rules as the investments of the citizens of the country. Foreign investors may transfer abroad capital and net profits that they generate. There are no exchange control regulations which restrict the repatriation of the investment or earnings therefrom except that the remittance of capital may take place starting a year after the date the funds were brought into the country, but net profits can be remitted at any time. Although there has been no precedent that political changes had determined changes in these rules, no assurance can be given that this situation will not occur in the future.

EMPLOYEES

         As of December 31, 1996, the Company employed 18 full-time employees, nine of whom are managers/engineers and nine of whom are administrative staff. Employees of the Company are not represented by labor unions. The Company considers its relationship with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY.


         The Company leases a 3,300 square foot office in Santiago, Chile pursuant to a month-to-month lease at a monthly rate of $4,351.20 per month.

         The Company currently owns a house located near Villarrica in the south of Chile situated on approximately 13.5 acres. the Villarrica Property. As of March 31, 1996, the book value of the 13.5 acre Villarrica Property was $1,212,063 and had outstanding mortgages of $765,000. Subsequent to the offering, the Company paid the outstanding mortgage on the property ($765,000) and received a Promissory Note in the amount of $606,031 for the balance of the property carrying value.

         The Company, through INA, also owns a farm located in Villarrica consisting of two lots of an aggregate of approximately 107.75 acres. The farm is used as a guarantee for bank loans and other financing operations.


         Executive offices are presently maintained at the offices of 1900 Glades Raod, Suite 351, Boca Raton, Florida.


ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any pending litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         1.       MARKET INFORMATION

                  From November 1996 until December 31, 1996, the Company's Common Stock traded on the NASDAQ small-cap market under the symbol "ADCC". From November 1996 until December 31, 1996, the Company's Warrants traded on the NASDAQ small-cap market under the symbol "ADCCW".

                  The following table sets forth certain information with respect to the high and low market prices of the Company's Common Stock during the fiscal year ended December 31, 1996.

                                  COMMON STOCK
                                  ------------


                                 BID                  ASK
FISCAL 1996          HIGH        LOW       HIGH       LOW
-----------          ----        ---       ----       ---

Fourth Quarter       61/4        5         61/4        5


                                    WARRANTS
                                    --------


                                 BID                  ASK
FISCAL 1996          HIGH        LOW       HIGH       LOW
-----------          ----        ---       ----       ---

Fourth Quarter       21/4        .125      21/4       .125


         The high and low prices identified above have been as reported to the Company by the National Quotations Bureau, Inc., and are rounded to the nearest sixteenth. Such prices are inter-dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions.


         2.       HOLDERS

                  To the best knowledge of the Company, the number of record holders of the Company's common stock as of December 31, 1996 is 2,820,100 beneficial holders.

         3.       DIVIDENDS

                  The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for acquisition and development of additional projects, establishing the office in Spain, and for working capital.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

RESULTS OF OPERATIONS.

         For the year ended December 31, 1996, the Company recognized a net income of $1,342,074.


         For the year ended December 31, 1996, expenses of the Company consisted of selling and administrative expenses of $781,455; general cost of operations of $1,074,826 and other net expenses of $73,982.


         Further reference to information relative to the Company's results of operations for the year ended December 31, 1996, and comparative information relative to the year ended December 31, 1996 can be obtained upon review of the financial statements made a part of this Report.


LIQUIDITY AND CAPITAL RESOURCES.

         As of December 31, 1996, the Company's assets totaled $8,839,997. As of December 31, 1996, the Company's liabilities consisted of current and long term liabilities of $680,235. The Company's net worth as of December 31, 1996 was $8,159,762.



EFFECTS OF INFLATION

         The Company does not expect inflation to materially effect its results of operations.

ITEM 7.  FINANCIAL STATEMENTS.

         Financial Statements are set forth at ITEM 13A hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

A.       IDENTIFICATION OF EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth certain information with respect to each of the executive officers and directors of the Company. Each of the directors named below will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified.

NAME                      AGE       POSITION
----                      ---       --------

Pedro Pablo Errazuriz     59        President/Chief Executive Officer/
                                    Chairman of the Board

Jose Luis Yrarrazaval     56        Chief Financial Officer/Treasurer/
                                    Secretary/Director

Alberto Coddou            57        Director

Sergio Jimenez            60        Director

Claude Mermier            60        Director


B.       SIGNIFICANT EMPLOYEES

         GONZALO CORDUA, age 36, has been operations vice president in charge of all new projects undertaken by INA since July 1993. Since March 1995, he has served as president of Inversiones Tiempo Libre S.A. (ITL), the company which presently owns the Macul Project. From December of 1992 through July 1993, Mr. Cordua was manager for industrial cooperation of Fundacion Empresarial Communidad Europea-Chile ("FECEC"), where his duties included the company's services to European business in Chile and to Chilean business in Europe. From August 1991 through November 1992, Mr. Cordua worked as an expert for FECEC in industrial cooperation as part of the team in charge of designing and implementing the project. From June 1990 through July 1991, he worked for the Agencia de Cooperacion Internacional as an expert in industrial cooperation where he was in charge of cooperation and development programs for the Chilean productive sectors. From August 1988 through May 1990, Mr. Cordua was employed as a project manager for INA. Mr. Cordua received his B.S. in Civil Engineering from the University of Chile, his M.S. in Civil Engineering from the University of California at Berkeley, his Masters of Engineering in Water Resources Management from the University of California at Berkeley and a degree in Business Administration from the Fonds Leon A. Bekaert, Brussels, Belgium.

         JUAN PHILLIPS, age 51, has been Technical Vice President and manager of engineering department of E&A. His duties have included project director of the Capullo Hydroelectric Power Generating Plant as well as procurement of equipment for that project. He also organized the liaison office for the Pangue Hydropower Plant equipment supply. From 1986 through 1989, Mr. Phillips was project manager for INA. Mr. Phillips received his degree in Civil Engineering from the Catholic University in Santiago, Chile.

C.       FAMILY RELATIONSHIPS

         There is no family relationship between any director or executive officer.

D.       BUSINESS EXPERIENCE

         The following is a brief summary of the business experience of the Company's Directors and Executive Officers during the past five years:

         PEDRO PABLO ERRAZURIZ has served as Chief Executive Officer and Chairman of the Board of Directors of Andean Development Corporation ("ADC") since October 19, 1994, and its President since January 11, 1995. He has also served as the President and sole Director of Andean Export Corporation since February 9, 1995. Mr. Errazuriz founded Ingenieria Norconsult Andina, the predecessor company of INA in 1986 as a continuation of his activities in the sales of equipment, project management and procurement for electricity generation projects and has served as its president since its inception and through March 20, 1995. In 1991, Mr. Errazuriz founded E&A and served as its president since its inception through March 20, 1995. Mr. Errazuriz has also served as Chairman of the Board of Kvaerner Chile S.A., a subsidiary of Kvaerner A.S., a Norwegian-based manufacturer of electrical and mechanical equipment) since 1992 and as the exclusive agent for Kvaerner Turbin A.B. (Sweden) since 1994. Since 1986, Mr. Errazuriz has acted as an exclusive agent in Chile for Norconsult. Mr. Errazuriz is a civil engineer, having received his engineering degree from the Catholic University of Chile in 1959.

         JOSE LUIS YRARRAZAVAL has been a member of the Board of Directors of ADC since March 20, 1995 and its Chief Financial Officer, Treasurer and Secretary since March 20, 1995. He also serves as Chief Executive Officer and a Director of INA and Chief Financial Officer, Treasurer, Secretary and a Director of E&A since March 20, 1995. Since November 1993, Mr. Yrarrazaval has served as the general manager of both E&A and INA, which responsibilities include all financial matters and personnel management. From April 1988 through October 1993, Mr. Yrarrazaval served as the project manager for INA, supervising the projects of INA. From 1973 through 1988, Mr. Yrarrazaval was a partner and technical manager of a construction company, including the construction of industrial plants, buildings, and housing developments. He also acted as supervisor in the construction of agro-industrial and cold storage plants. Mr. Yrarrazaval has a Civil Engineering and Construction Degree from the State Technical University in Santiago, Chile.

         ALBERTO CODDOU has served as a member of the Board of Directors of the Company since March 20, 1995, and as a member of the Board of Directors of E&A since March 20, 1995. Mr. Coddou has been a partner with the law firm of Figueroa & Coddou in Santiago, Chile since 1965. He has also been an Assistant Professor of Law at the University of Chile, School of Law from 1959 through 1982. In May 1995, Mr. Coddou was appointed Chairman of the Board and Legal Representative of Consorio Periodistico de Chile S.A., the owners and editors of a Chilean newspaper called La Epoca.

         SERGIO JIMENEZ has served on the Board of Directors of ADC since March 20, 1995. As of June 1995, Mr. Jimenez has been appointed as a member of the Board of ENAP (Empresa Nacional del Petroleo) the Chilean oil company owned by the government. Mr. Jimenez served as President of Edelnor S.A. from March 1990 to March 1994. Edelnor, which generates and transmits electricity in the northern regions of Chile, was a subsidiary of CORFO, the holding company of Chilean state-owned companies before it was privatized in 1994. From 1990 through 1992, Mr. Jimenez was President and Chief Executive Officer of Metro S.A., also a subsidiary of CORFO, which operates the Santiago subway system. Mr. Jimenez is also a partner and Managing Director of Consultora Jimenez y Zanartu Limitada, which consults on engineering projects for segments of the Chilean government related to public works. Mr. Jimenez is a civil engineer, having received his degree from the University of Chile, in Santiago and has a post graduate degree in project evaluation from the University of Chile.

         CLAUDE MERMIER has served on the Board of Directors of ADC since March 20, 1995. Mr. Mermier has served as the Chairman of the Board of INA since March 20, 1995. Mr. Mermier has also served as Chairman of Igenor Ingenierie & Gestion S.A., a principal shareholder of the Company, since its inception in March 1992. Since 1979, Mr. Mermier has been the President of Compagnie Financiere pour le Commerce Exterieur S.A., a Swiss company involved in property development throughout Europe.

         Directors are elected at the Company's annual meeting of shareholders and serve for one year or until their successors are elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board. All of the Company's executive officers are full-time employees of the Company. The Company intends to pay non-employee directors a fee of $1,000 per meeting attended, and will reimburse all directors for their expenses in connection with their activities as directors of the Company. Directors of the Company who are also employees of the Company will not receive additional compensation for their services as directors. The Company intends to purchase directors and officers insurance to the extent that it is available and cost effective to do so.

         The Company has agreed that after the effective date of this Prospectus, the Representative may designate a person to attend meetings of the Board of Directors. The Company may elect additional Board Members following the completion of this Offering.

         Upon completion of this Offering, the Company will establish separate audit and compensation committees consisting of at least two independent directors.

DIRECTORS AND OFFICERS OF THE SUBSIDIARIES

         JUAN ANDRES ERRAZURIZ, age 28, has been a member of the Board of Directors of INA since March 20, 1995, and its Treasurer and Secretary since March 20, 1995. He has served as a member of the board of directors of Inversiones Tiempo Libre S.A. (ITL) since March 1995, the company which presently owns the Macul Project. Mr. Errazuriz joined INA in October 1993 as Development Manager and as a coordinator between the different areas and activities. Before joining the Company, Mr. Errazuriz worked as a manager of Chile's largest pulp and paper company (CMPC), executing feasibility and market studies for the company's projects from May 1992 through September 1993. He has prepared economic and financial feasibility studies for several companies in Chile and in Spain. From July 1991 through May 1992, Mr. Errazuriz was employed by Proyectos y Equipos, S.A., an affiliate of the Company as its marketing and strategy director. Mr. Errazuriz graduated from Catholic University of Chile in 1991, with a Civil Engineering Degree, specializing in industrial engineering systems, administration and finance.

         BERTA DOMINGUEZ, age 57, has served as the Chairman of the Board of E&A since 1988 and its Chief Executive Officer since March 20, 1995. Mrs. Dominguez has served as a Director of Errazuriz y Asociados Arquitectos Limitada, one of the principal shareholder of the Company since 1990.

         Mr. Juan Andres Errazuriz is the son of Mr. Pedro P. Errazuriz, the Chief Executive Officer, President, and Chairman of the Board of the Company and Mrs. Berta Dominguez, the Chairman of the Board and CEO of E&A. Mrs. Berta Dominguez is the wife of Mr. Pedro P. Errazuriz and the mother of Juan Andres Errazuriz.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's outstanding Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners have been complied with.

ITEM 10.  EXECUTIVE COMPENSATION.


         The following table sets forth compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each executive officer whose compensation exceeded 60,000 for the years ended 1996. The Company did not grant any stock options, restricted stock awards or stock appreciation rights or make any long-term incentive plan payments during 1995 and 1994.

                           SUMMARY COMPENSATION TABLE
                                                                                OTHER ANNUAL
NAME AND PRINCIPAL POSITION        YEAR      SALARY($)(1)(2)     BONUS ($)     COMPENSATION($)
---------------------------        ----      ---------------     ---------     ---------------
Pedro P. Errazuriz                 1996      $51,475(3)          $96,000          $73,016(7)
  Chief Executive Officer          1995      $97,801(3)          $92,000          $79,104(4)
  President, Chairman              1994      $90,000             $78,481(5)       $92,112(3)


Jose L. Yrarrazaval                1996      $37,419(3)          $35,000          $32,932(8)
  Chief Financial Officer/         1995      $56,886(3)          $30,000          $17,700(6)
  Treasurer/Secretary/Director     1994      $58,077(3)          $30,000          $17,700(6)


Juan Andres Errazuriz              1996      $34,343             None             $14,437(8)
                                   1995      $48,000(3)          $12,000          None

Gonzalo Cordua Hoffman             1995      $48,000(3)          $16,000          None

Juan Phillips Davila               1996      $34,608(3)          $40,000          $31,488(8)
                                   1995      $48,000(3)          $16,000          None

----------
(1) Payment of the compensation to the persons set forth above was apportioned among the following subsidiaries and affiliated companies as follows: E&A - 35%; INA 25%; Electromecanica Osorno S.A. - 20%, a Chilean corporation currently owned by Errazuriz y Asociados Arquitectos Ltda. ("EAA") and by Igenor, Ingenierie et Gestion, S.A. ("Igenor"), each principal shareholders of the Company; and Proyectos y Equipos, S.A. a Chilean corporation owned by EAA, Igenor, and a family member of Mr. Pedro P. Errazuriz, the Chief Executive Officer, President and Chairman of the Board of ADC. See "Principal Shareholders." The proportions established as compensation to be paid by the different companies was arbitrarily determined, intended to minimize tax payments and to indicate the involvement of the Company's executives in all related companies. Upon the closing of this Offering, the Company's management will be employed by ADC.

(2) The gross salary includes social security and retirement benefits. Social Security in Chile was established as a private system, that requires all companies to retain 20% of the gross salaries of its employees which is used to pay both Administrators of Pension Funds Companies ("AFP") and Institutions of Previsional Health ("ISAPRE").

         The allocation of this 20% to each service is as follows:

         1. 10% to the AFP: This amount is deposited in an individual interest-bearing account of each employee to cover their retirement. In Chile, the age of retirement is 60 years in case of women and 65 years for men.

         2. 3% to the AFP: This amount covers any partial or permanent disability and, in the case of death, will provide a monthly amount to the deceased's spouse. The amount paid corresponds to 70% of an employee's average salary, based upon the last 10 years of the employee's life.

         Both items (a) and (b) are limited to approximately $1,700 per month.

         3. 7% to the ISAPRE: This amount covers medical fees, hospitalization and clinical examinations, although in many instances it may be necessary to pay additional costs for health care.

         Chilean law requires the payment of one month salary for each year worked by the employee when he is dismissed. When the employee terminates his or her employment, no compensation is legally required.




(3) Paid in full from the Company to the employee.

(4) Includes an annual allowance of $15,000 for automobile costs and maintenance; an annual housing/vacation allowance of $10,500; $7,200 for domestic employees; and $46,404, based upon a percentage of profit of the Company. This profit percentage was based on 2% of the total net profits of all related companies for 1995, calculated to Chilean accounting standards. In the future, all accounting standards will be pursuant to U.S. GAAP.

(5) Includes an annual allowance of $15,000 for automobile costs and maintenance; an annual housing/vacation allowance of $10,500; $7,200 for domestic employees and $45,781 based upon a percentage of profit of the Company for 1994.

(6) Includes $15,000 car allowance.

(7) Includes an annual allowance for automobile costs and maintenance and an annual housing/vacation allowance.

(8) Includes an annual allowance for automobile costs and maintenance.

EMPLOYMENT AGREEMENTS

         On March 15, 1996, the Company entered into employment agreements with Messrs. Pedro P. Errazuriz, Jose Luis Yrarrazaval, Juan Phillips and Gonzalo Cordua. Each of the employment contracts are for one year. The salaries and social security benefits will not be less than those for fiscal year 1995, which shall be determined by the Company's Board of Directors. Additionally, these individuals will also be entitled to a bonus, as determined by the Company's Board of Directors.

INCENTIVE AND NON-QUALIFIED STOCK OPTION PLANS

         Under the Company's Stock Option Plan (the "Stock Option Plan") and Directors Stock Option Plan (the "Directors Plan"), 175,000 shares of Common Stock and 75,000 shares of Common Stock, respectively, are reserved for issuance upon exercise of options. The Plans are designed to serve as an incentive for retaining qualified and competent employees and directors. Both the Stock Option Plan and the Directors Plan apply to Andean Development Corporation and each of its subsidiaries. No options have been issued under the Plans.

         The Company's Board of Directors, or a committee thereof, administers and interprets the Stock Option Plan and is authorized to grant options thereunder to all eligible employees of the Company, including officers and directors (whether or not employees) of the Company. The Stock Option Plan provides for the granting of "incentive stock options" (as defined in Section 422 of the Internal Revenue Code), non-statutory stock options and "reload options." Options may be granted under the Stock Option Plan on such terms and at such prices as determined by the Board, or a committee thereof, except that in the case of an incentive stock option granted to a 10% shareholder, the per share exercise price will not be less than 110% of such fair market value. The aggregate fair market value of the shares covered by incentive stock options granted under the Plans that become exercisable by a grantee for the first time in any calendar year is subject to a $100,000 limit.

         The purchase price for any option under the Stock Option Plan may be paid in cash, in shares of Common Stock or such other consideration that is acceptable to the Board of Directors or the committee thereof. If the exercise price is paid in whole or in part in Common Stock, such exercise may result in the issuance of additional options, known as "reload options," for the same number of shares of Common Stock surrendered upon the exercise of the underlying option. The reload option would be generally subject to the same provisions and restrictions set forth in the Stock Option Plan as the underlying option except as varied by the Board of Directors or the committee thereof. A reload option enables the optionee to ultimately own the same number of shares as the optionee would have owned if the optionee had exercised all options for cash.

         Only non-employee directors are eligible to receive options under the Directors Plan. The Directors Plan provides for an automatic grant of an option to purchase 3,000 shares of Common Stock upon a person's election as a director of the Company and an automatic grant of an option to purchase 3,000 shares of Common Stock at each annual meeting through which a director's term continues. Upon consummation of this Offering, the Company will grant to each of Messrs. Coddou and Mermier options to purchase an aggregate of 6,000 shares of Common Stock under the Directors Plan at an exercise price equal to the initial public offering price of the Common Stock offered hereby.

         Options granted under the Stock Option Plan will be exercisable after the period or periods specified in the option agreement, and options granted under the Directors Plan are exercisable immediately. Options granted under the Plans are not exercisable after the expiration of five years from the date of grant and are not transferable other than by will or by the laws of descent and distribution. The Plans also authorize the Company to make loans to optionees to enable them to exercise their options.


ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                 The following table sets forth, as of December 31, 1996, information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than 5% of the Company's outstanding common stock. Also sets forth in the table is the beneficial ownership of shares of the Company's outstanding common stock, as of such date, of all officers and directors, individually and as a group.



                                      NUMBER OF SHARES                PERCENTAGE
                                      OF COMMON STOCK         ----------------------------
NAME AND ADDRESS OF                   BENEFICIALLY OWNED       BEFORE          AFTER(2)(3)
BENEFICIAL OWNER(1)                   BEFORE OFFERING         OFFERING          OFFERING
-------------------                   ---------------         --------         -----------
IGENOR, INGENIERIE
ET GESTION, S.A.,
a Swiss corporation(4)(5)                900,000                60%               33.6%

ERRAZURIZ Y ASOCIADOS
ARQUITECTOS, LIMITADA,
a Chilean limited partnership(6)         600,000                40%               22.4%

PEDRO P. ERRAZURIZ(7)
President, CEO and Director              450,100                30%               16.8%
BERTA DOMINGUEZ(8)                       791,250                52.8%             29.5%

CLAUDE MERMIER(4)(9)
Director                                   2,250               (10)              (10)

SERGIO JIMENEZ
Director                                      -0-               -0-               -0-

ALBERTO CODDOU(11)
Director                                      -0-               -0-               -0-




All executive officers and directors
as a group (5 persons)(12)               452,350               30.2%              16.9%


--------------------

(1)Unless otherwise indicated, the address of the following is Los Conquistadores 1700, Piso 21, Santiago, Chile.

(2)Assumes no exercise of the Representative's over-allotment option, (see "Underwriting") or options issued to Bridge Financing lenders.

(3)Does not give effect to the exercise of Warrants into shares of Common Stock.

(4)The address is c/o Etude Montavon-Mermier, 22, rue Etienne Dumont, 1211 Geneve 3, Switzerland.

(5)The shareholders are Mr. Pedro P. Errazuriz (50%), the President, Chief Executive Officer and Chairman of the Board of ADC; Ms. Berta Dominguez (49.25%), the wife of Mr. Errazuriz and the Chairman, Chief Executive Officer and director of E&A; Mr. Pedro Pablo Errazuriz, a son of Mr. Errazuriz and his wife; Mr. Claude Mermier (.25%), a director of Andean Development Corporation; and Pierre Yves Montavon (.25%), an unrelated third party.

(6)The partners are Ms. Berta Dominguez (58%), and the six children of Mr. Pedro
P. Errazuriz and Ms. Dominguez, who each owns a 7% interest and who are (i) Pedro Pablo Errazuriz Dominguez, (ii) Berta Errazuriz Dominguez, (iii) Magdalena Errazuriz Dominguez, (iv) Juan Andres Errazuriz Dominguez, (v) Felipe Errazuriz Dominguez, and (vi) Arturo Errazuriz Dominguez.

(7)Includes shares of Common Stock owned by Igenor, Ingenierie et Gestion, S.A. of which Mr. Errazuriz owns 50% of the outstanding equity and 100 shares of Common Stock were issued to him on October 19, 1994.

(8)Mrs. Dominguez owns 49.25% of Igenor, Ingenierie et Gestion, S.A. and 58% interest in Errazuriz y Asociados Arquitectos, Ltda. She is the wife of Mr. Errazuriz, the President, CEO and Chairman of ADC.

(9)M. Mermier owns a 0.25% interest in Igenor, Ingenierie et Gestion, S.A.

(10)Less than 1%.

(11)The address is Santa Lucia 280-OF, 12 Santiago, Chile.

(12)All of these shares are held indirectly through either Igenor, Ingenierie et Gestion, S.A. and/or Errazuriz y Asociados Arquitectos, Ltda.(5)

         After giving effect to the Reorganization, all but one share of the outstanding stock of each of these subsidiaries will be held by ADC. The remaining one share of INA will be owned by E&A; the remaining one share of E&A will be owned by INA and thus there will be, at all times, at least two different entities having an ownership interest in E&A and in INA, a condition for Chilean corporations, which requires that a corporation have at least two different shareholders at any given time.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During 1995 the Company acquired a 45% interest in A&E, which translates into a 4.5% interest in Bayesa from an affiliate of the Company, Invdemco, a Chilean investment company. The Company has purchased an additional 22.5% interest in A&E from A&E shares held by Invdemco, which translates into an additional 2.25% interest in the Bayesa Project for $141,750. The shareholders of Invdemco are Mr. Pedro P. Errazuriz (50%), President, CEO, and Chairman of the Board of ADC; Mr. Errazuriz' wife (45%), Berta Dominguez; and Berta Errazuriz (5%), a daughter of Mr. Errazuriz and Mrs. Dominguez. See "Use of Proceeds" and "Business - Strategy for Equity Participation - the Bayesa Project." A&E, as of the date of the closing of this Offering, will own 10% of Bayesa. Biwater, a major international company engaged in waste water treatment and facilities, owns 90%. The purchase price for Invdemco's interest in the Bayesa Project is based upon a valuation of the Invdemco stock prepared by an independent consultant, Ingesis Ltd. and was based upon the projected revenues from the Bayesa Project. As of the date of this Prospectus, the Company has not entered into any agreements with respect to acquiring equity interests on projects other than the Bayesa Project. The Company, pending completion of its research and due diligence, intends to enter into formal negotiations in other ecology-oriented and electrical utility projects in Chile, leading to formal agreements.

         At the closing of this Offering, the Company will sell to Invdemco a non-performing asset of the Company consisting of a house located near Villarrica, Chile in the south of Chile, situated on approximately 13.5 acres (the "Villarrica Property"). The Villarrica Property which is carried at a cost of approximately $1,212,063 on the financial statements of the Company at March 31, 1996, was subject to mortgages totalling approximately $663,045. However, the Villarrica Property is used as a guarantee for payment of certain loans (similar to revolving or preferred line of credit or a home equity loan) and as of the closing of this Offering, it is estimated that the outstanding mortgages on the Villarrica Property will be approximately $700,000. Subsequent to the offering, the Company paid the outstanding mortgage on the property ($765,000) and received a Promissory Note in the amount of $606,031 for tha balance of the property carrying value. See "Use of Proceeds" and "Financial Statements."

         Invdemco will pay $606,031.50, (50% of the purchase price) of the Villarrica Property in cash at closing with the balance being paid in four annual installments of principal together with interest at the rate of 8- 1/2% on the unpaid balance.

         EAA and Igenor, the principal shareholders of the Company, also own, in the aggregate, controlling interests in Proyectos y Equipos S.A. and Electromecanica Osorno S.A., two Chilean corporations which specialize in the sale of air compressors and ventilators and related products and small electrical equipment, respectively. The Company, from time to time, intends to enter into agreements with these companies to perform certain services, based upon competitive bids received from these companies.

         Mr. Pedro P. Errazuriz, the President, Chief Executive Officer and Chairman of the Board of Directors of ADC, also owns a 57% interest in Consonni, S.A., of Spain. Consonni manufactures and sells electronic controls and switchgear. The Company currently is the exclusive representative of Consonni in Chile.

         All transactions between the Company and its officers, shareholders and each of their affiliated companies have been made on terms no less favorable to the Company than those available from unaffiliated parties. In the future, the Company intends to handle transactions of a similar nature on terms no less favorable to the Company than those available from unaffiliated parties.

         Igenor Ingenierie et Gestion, S.A., a swiss corporation, and Errazuriz y Asociados Arquitectos, Limitada, a Chilean limited partnership, are shareholders of the Company. See "Principal Shareholders".

         Invdemco, a Chilean investment company, is involved in transactions relating to the Bayesa Project and the Villarrica Property. See "Business - Bayesa Project and Properties."

         Inversiones Tiempo Libre, S.A. was a Corporation organized for the Macul Project. The Company sold the balance of its ownership. See "Management Discussion and Analysis of Financial Condition - Results of Operations and Liquidity and Capital Resources."

         Norconsult has provided engineering, consulting and project services is conjunction with the Company. See "Business - Core Business."

         Mr Pedro P. Errazuriz was on the Board of Directors and had power of attorney for Kvaerner Chile, S.A. and Kvaerner Hydro, Agencia de Kvaerner Turbin Aguas y Ecologia, S.A., corporations involved in the manufacturing and selling of electrical materials. Mr. Errazuriz has resigned from the Board of Directors and has relinquished his power of attorney.

         Biwater is represented by the Company is various transactions and is involved in transactions relating to the Bayesa Project. See "Business - Bayesa Project and Strategy for Equity Participation."

         Tacora was previously represented by Mr. Pedro P. Errazuriz in a business relation with a French company with mining interests in Chile. They are no longer related to the Company.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

      A. The following Financial Statements are filed as part of this report:

                                                                        PAGE NO.
                                                                        --------


Report of Independent Certified
Public Accountants.....................................................    F-1

Balance Sheets for the
years ended December 31, 1996 and 1995.................................    F-2

Statements of Operations
for the years ended December 31, 1996 and 1995.........................    F-3

Statements of Stockholders'
Equity for the years ended December 31, 1996 and 1995..................    F-4

Statements of Cash Flows for the
years ended December 31, 1996 and 1995.................................    F-7

Notes to Financial Statements..........................................    F-8

      B. The following Exhibits are filed as a part of this Report:

No reports on Form 8-K were filed in the last quarter.


EXHIBITS.

EXHIBIT NO.       DESCRIPTION OF EXHIBIT
-----------       ----------------------
1.1               Form of Underwriting Agreement(1)
1.1(a)            Revised Form of Underwriting Agreement(1)
1.1(b)            Revised Form of Underwriting Agreement(1)
1.1(c)            Revised Form of Underwriting Agreement(1)
1.2               Revised Form of Agreement Among the Representatives(1)
1.2(b)            Revised Form of Agreement Among Representatives(1)
1.2(c)            Revised Form of Agreement Among Underwriters(1)
1.3               Revised Form of Selling Group Agreement(1)
1.3(a)            Selected Dealers Agreement(1)
1.3(b)            Form of Selected Dealers Agreement(1)
2.1(a)(i)         Share Exchange Agreement between the Shareholders of Errazuriz y Asociados Ingenieros S.A.
                  and the Company(1)
2.1(a)(ii)        First Modification to Share Exchange Agreement between the Shareholders of Errazuriz y
                  Asociados Ingenieros S.A. and the Company dated June 15, 1995(1)
2.1(a)(iii)       Second Modification to Share Exchange Agreement between the Shareholders of Errazuriz y
                  Asociados Ingenieros S.A. and the Company dated June 30, 1995(1)
2.1(b)(i)         Share Exchange Agreement between the Shareholders of Igenor Andina S.A. and the Company(1)
2.1(b)(ii)        First Modification to Share Exchange Agreement between the Shareholders of Igenor Andina,
                  S.A. and the Company dated June 15, 1995(1)
2.1(b)(iii)       Second Modification to Share Exchange Agreement between the Shareholders of Igenor Andina,
                  S.A. and the Company dated June 30, 1995(1)
3.1(a)            Company's Amended and Restated Articles of Incorporation(1)
3.2               Company's Revised Amended and Restated Bylaws(1)
4.1               Form of Warrant Agreement together with the form of Warrant Certificate(1)
4.1(a)            Revised Form of Warrant Agreement together with the form of Warrant Certificate(1)
4.2               Revised Form of Representatives' Warrant Agreement together with the revised Form of
                  Representatives' Purchase Warrant Certificate(1)
4.2(a)            Form of Representatives Warrant and Registration Rights Agreement together with the revised
                  Form of Representatives' Purchase Warrant Certificate(1)
4.2(b)            Revised Form of Representative's Warrant Agreement together with the revised Form of
                  Representative's Purchase Warrant Certificate(1)
4.3               Specimen of Common Stock Certificate.(1)
4.4               Specimen of Warrant Certificate (to be included in the revised Form of Warrant Agreement in
                  Exhibit 4.1(a) (1)
4.4(b)            Specimen of Warrant Certificate (to be included in the revised Form of Warrant Agreement in
                  Exhibit 4.2(b)) (1)
5.1               Opinion of Atlas, Pearlman, Trop & Borkson, P.A.(1)
10.1              Stock Option Plan(1)
10.1(a)           Revised Stock Option Plan(1)
10.2              Directors Stock Option Plan(1)
10.2(a)           Revised Directors Stock Option Plan(1)
10.3              Representation Agreement between Biwater and Errazuriz y Asociados Ingenieros Ltda.(1)
10.4              Agreement between ESSAN and Bayesa for the Final Disposal of the Antofagasta Sewage (New
                  translation with Appendices No. 1-5  but without maps)(1)
10.5              Decree from the Municipality of Macul awarding the Land Grant to Igenor Andina S.A.(1)




10.6              Agreement Between the Municipality of Macul and Igenor Andina S.A. for the Land Grant (New
                  translation)(1)
10.7              Agreement between Igenor Andina, S.A. and the owner of the restaurant "Donde la Cuca" to be located at the Macul Park (in English)(1)
10.8              Agreement between Canales, Errazuriz, Rodriguez, Arquitectos Asociados and TDS International
                  concerning designing and consulting services for the Macul Project.(1)
10.9              Agreement between Capullo S.A. and Igenor Andina S.A. in Connection with the Capullo
                  Hydroelectric Plant(1)
10.10             Form of Agreement Between Inversiones y Desarrollo Demco S.A. ("Invdemco") and Igenor
                  Andina Sociedad Anonima to Exchange the Interest of Invdemco in Aguas y Ecologia S.A. for
                  Certain and Real Property Near Villarrica, Chile(1)
10.11             Protocolization Request - Final Reception Certificate No. 61 for the Villarrica Property(1)
10.12             Lease Agreement between Juan Carlos Marti Medina, landlord, and Norconsult International A.S., tenant dated September 16, 1992(1)
10.13             Revised Employment Agreement between Andean Development Corporation and Pedro Pablo
                  Errazuriz, President and CEO of ADC, and Messrs. Jose Luis Yrarrazaval Torrealba, Juan
                  Phillips Davila, Gonzalo Cordua Hoffman, Juan Andres Errazuriz Dominguez and Pedro Pablo
                  Errazuriz Ossa, dated March 15, 1995(1)
10.14             Employment Agreement between Ingenieria Norconsult Andina Limitada and Jose Luis
                  Yrarrazaval Torrealba dated November 3, 1993 (in English)(1)
10.15             Employment Agreement between Errazuriz y Asociados Ingenieros Limitada and Juan Phillips
                  Davila dated November 2, 1993 (in English)(1)
10.16             Employment Agreement between Ingenieria Norconsult Andina Limitada and Gonzalo Cordua
                  Hoffman dated August 1, 1993 (in English)(1)
10.17             Employment Agreement between Ingenieria Norconsult Andina Limitada and Juan Andres
                  Errazuriz Dominguez dated October 11, 1993 (in English)(1)
10.18             Employment Agreement between Errazuriz y Asociados Arquitectos Limitada and Pedro Pablo
                  Errazuriz Ossa dated January 1, 1992 (in English)(1)
10.19             Letter from Westinghouse Electric Corporation to the Company acknowledging the parties' intent for the Company to act as an agent for Westinghouse for certain projects in Chile dated July 31,
                  1995.(1)
10.19(a)          Special Sales Representative Agreement between Westinghouse Electric Company S.A. and
                  Errazuriz Y Asociados Ingenieros S.A.(1)
10.20             Credit Line Agreement between Bayesa and Banco Security in connection with the Bayesa Project dated July 19, 1995.(1)
10.21             Commitment by Sociedad de Inversiones El Rincon S.A. to pay its remaining contribution of 20%
                  in Inversiones Tiempo Libre S.A. dated April 26, 1995.(1)
10.22             Commitment by Inversiones Zukunft Ltda. to pay its remaining contribution of 34% in Inversiones
                  Tiempo Libre S.A. dated April 26, 1995.(1)
10.23             Commitment by Margarita Maria Errazuriz to pay her remaining contribution of 13% in
                  Inversiones Tiempo Libre S.A. dated April 26, 1995.(1)
10.24             Contract with Westinghouse.(1)
10.25             Contract with Mitsuishi.(1)
10.26             Contract between Invdemco and Company for Villarrica Property.(1)
10.27             Revised Shareholder Exchange Agreement(1)
10.28             Form of Financial Advisory Agreement(1)

10.29             Form of Merger and Acquisition Agreement(1)
21                Subsidiaries of Registrant(1)




23.1              Consent of Atlas, Pearlman, Trop & Borkson, P.A. (to be included in its opinion filed as Exhibit
                  5.1)(1)
23.2              Consent of Mutnick & Associates, P.A.(2)
27                Financial Data Schedule incorporated by reference in the Financial Statements.

------------------------
(1)      Incorporated by Reference to the Company's Registration Statement File No: 33 90696.
(2)      Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements for filing on Form 10-KSB, and has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st of March, 1997.

                                  ANDEAN DEVELOPMENT CORPORATION

Dated:  March 31, 1997


                                  BY: /s/  PEDRO P. ERRAZURIZ
                                     ------------------------------
                                     Pedro P. Errazuriz , President
                                     (Principal Executive Officer)


                                  BY: /s/ JOSE LUIS YRARRAZAVAL
                                     --------------------------
                                     Jose Luis Yrarrazaval, Secretary/Treasurer
                                         (Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons in the capacity and on the dates indicated.

SIGNATURE                  TITLE                     DATE
---------                  -----                     ----


/s/PEDRO P. ERRAZURIZ      President                 03/31/97
---------------------      (Principal Executive
 Pedro P. Errazuriz          Officer)



/s/JOSE LUIS YRARRAZAVAL   Treasurer                 03/31/97
------------------------   Director
 Jose Luis Yrarraaval      (Principal Accounting
                             Officer)

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
 and Shareholders of
Andean Development Corporation
Boca Raton, Florida

We have audited the accompanying supplemental consolidated balance sheets of Andean Development Corporation and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity and cash flows for each year in the two year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these supplemental consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The supplemental consolidated financial statements give retroactive effect to the merger of Andean Development Corporation and Errazuriz y Asociados Ingenieros, S.A. and Igenor Andina, S.A., which will be effectuated at the time of the closing of a public offering of Andean stock, which has been accounted for as a pooling of interests as described in Note 1 to the supplemental consolidated financial statements. Generally accepted accounting principles proscribe giving effect to a consummated business combination accounted for by the pooling of interests method in financial statements that do not extend through the date of consummation, however, they will become the historical consolidated financial statements of Andean Development Corporation and subsidiaries after financial statements covering the date of consummation of the business are issued.

In our opinion, the supplemental consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Andean Development Corporation and subsidiaries as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles applicable after financial statements are issued for a period which includes the date of consummation of the business combination.



Miami, Florida
January 24, 1997

                         ANDEAN DEVELOPMENT CORPORATION

                    SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995



                                     ASSETS

                                                       1996            1995
                                                    ----------      ----------

CURRENT ASSETS:
  Cash                                              $  168,156      $   52,574
  Invested cash                                      3,598,760          18,361
  Accounts receivable, net                           2,912,723       1,403,001
  Due from related parties                              17,072           5,696
  Deferred income taxes                                  4,589           4,148
  Other current assets                                 140,010         177,489
                                                    ----------      ----------

       TOTAL CURRENT ASSETS                          6,841,310       1,661,269
                                                    ----------      ----------


FURNITURE AND EQUIPMENT, net                           165,557          94,310
                                                    ----------      ----------

OTHER ASSETS:
  Undeveloped real estate, held for investment         789,447         473,125
  Real estate, held for sale                               -         1,222,248
  Note receivable from related party                   606,031             -
  Deferred income taxes                                  5,501          30,329
  Investment in affiliated companies                   425,250         476,859
  Other assets                                           6,901           2,341
                                                    ----------      ----------

                                                     1,833,130       2,204,902
                                                    ----------      ----------

                                                    $8,839,997      $3,960,481
                                                    ==========      ==========


The accompanying notes are an integral part of these consolidated financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                           DECEMBER 31, 1996 AND 1995



                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                           1996         1995
                                                        ----------   ----------

CURRENT LIABILITIES:
  Obligations with banks                                $      -     $  367,658
  Current portion of long-term debt                         39,578      205,532
  Accounts payable                                         262,671      384,282
  Due to related parties                                     7,562      132,256
  Income taxes payable                                     143,451       36,014
  Accrued expenses and withholdings                         26,978       39,599
  Current portion of staff severance indemnities            17,977       22,599
  Dividends payable                                            -        300,000
                                                        ----------   ----------

       TOTAL CURRENT LIABILITIES                           498,217    1,487,940
                                                        ----------   ----------


LONG-TERM LIABILITIES:
  Long-term debt, excluding current portion                145,344      688,508
  Staff severance indemnities, long-term portion            36,674       18,116
                                                        ----------   ----------

                                                           182,018      706,624
                                                        ----------   ----------

SHAREHOLDERS' EQUITY:
  Common stock, $.0001 par value, 20,000,000 shares
   authorized, 2,820,100 and 1,500,100 shares issued
   and outstanding at December 31, 1996 and 1995,
   respectively                                                282          150
  Additional paid-in capital                             5,724,320      674,122
  Retained earnings                                      2,479,810    1,137,736
  Cumulative translation adjustment                        (44,650)     (46,091)
                                                        ----------   ----------

       TOTAL SHAREHOLDERS' EQUITY                        8,159,762    1,765,917
                                                        ----------   ----------

                                                        $8,839,997   $3,960,481
                                                        ==========   ==========



The accompanying notes are an integral part of these consolidated financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                 SUPPLEMENTAL CONSOLIDATED STATEMENTS OF INCOME

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                       1996            1995
                                                    ----------      ----------

REVENUES FROM OPERATIONS:
  Revenues                                          $3,423,552      $2,717,341
  Cost of operations                                (1,074,826)       (697,599)
                                                   -----------      ----------

GROSS PROFIT                                         2,348,726       2,019,742

SELLING AND ADMINISTRATIVE EXPENSES                   (781,455)       (509,563)
                                                    ----------      ----------

INCOME FROM OPERATIONS                               1,567,271       1,510,179
                                                    ----------      ----------

OTHER INCOME (EXPENSES):
  Interest income                                       11,406             -
  Interest expense                                    (325,777)       (213,618)
  Loss on foreign currency exchange                     (1,660)         (9,692)
  Realized profit on sale of assets                    274,715           8,909
  Costs of curtailed public offering                       -          (276,506)
  Depreciation expense                                 (32,666)        (20,277)
  Other, net                                               -            (9,359)
                                                    ----------      ----------

                                                       (73,982)       (520,543)
                                                    ----------      ----------

INCOME BEFORE INCOME TAXES                           1,493,289         989,636

INCOME TAXES                                           151,215          50,636
                                                    ----------      ----------

NET INCOME                                          $1,342,074      $  939,000
                                                    ==========      ==========


NET INCOME PER COMMON SHARE                              $0.81           $0.63
                                                    ==========      ==========


WEIGHTED AVERAGE SHARES OUTSTANDING                  1,656,859       1,500,100
                                                    ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.


                         ANDEAN DEVELOPMENT CORPORATION

          SUPPLEMENTAL CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                  ADDITIONAL                             CUMULATIVE               TOTAL
                                   COMMON           PAID-IN          RETAINED            TRANSLATION           SHAREHOLDERS'
                                   STOCK            CAPITAL          EARNINGS            ADJUSTMENT              EQUITY
                                   ------         ---------        ----------           ------------          --------------
Balance at
 December 31, 1994                 $  150         $  674,122       $  498,736           $   (5,685)           $1,167,323
Net income                            -                  -            939,000                  -                 939,000
Dividends to
 shareholders                         -                  -           (300,000)                 -                (300,000)
Translation
 adjustment                           -                  -                -                (40,406)              (40,406)
                                  -------         ----------       ----------           ----------            ----------
Balance at
 December 31, 1995                    150            674,122        1,137,736              (46,091)            1,765,917

Additional paid-in
 capital associated
 with detachable
 stock warrants                       -               75,600              -                    -                  75,600
Net income                            -                  -          1,342,074                  -               1,342,074
Translation adjustment                -                  -                -                  1,441                 1,441
Issuance of common
 stock                                132                -                -                    -                     132
Additional paid-in
 capital associated
 with public offering                 -            6,765,000              -                    -               6,765,000
Costs associated with
 public offering charged
 to capital at effective
 date                                             (1,790,402)             -                    -              (1,790,402)
                                   ------         ----------       ----------           ----------            ----------
                                   $  282         $5,724,320       $2,479,810           $  (44,650)           $8,159,762
                                   ======         ==========       ==========           ==========            ==========

The accompanying notes are an integral part of these consolidated financial statements.


                         ANDEAN DEVELOPMENT CORPORATION

               SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995




                                                           1996             1995
                                                        ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $1,342,074       $  939,000
  Adjustments to reconcile net income to net cash
   provided used by operating activities:
    Depreciation                                            32,666           20,277
    Deferred taxes                                          24,387              -
    Profit on sale of fixed assets                         (18,923)          (8,909)
    Profit on sale of property held for sale              (255,792)             -
    Other losses                                               -             20,968
    Changes in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                             (1,509,722)      (1,198,792)
        Other current assets                                37,479              -
        Other assets                                        (4,560)         (61,175)
      Increase (decrease) in:
        Accounts payable                                  (121,611)         272,742
        Provision for vacations                                -              5,217
        Provision for severance indemnity                   13,936           14,025
        Accrued expenses and withholdings                  (12,621)          (7,958)
        Income taxes payable                               107,437           (5,022)
                                                        ----------       ----------

NET CASH (USED IN) OPERATING ACTIVITIES                   (365,250)          (9,627)
                                                        ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                (134,694)             -
  Improvements on real estate held for investment          (60,530)             -
  Payments for purchase of property under
   construction or land for sale                               -            (89,347)
  Proceeds from sale of fixed assets                        49,704           46,281
  Proceeds from sale of subsidiary (ITL)                   193,359          466,413
  Sale of property held for sale                         1,222,248              -
  Note receivable                                         (606,031)             -
  Investment in affiliated company (ITL)                       -           (666,304)
  Investment in subsidiary (A & E)                        (141,750)        (283,500)
  Invested cash                                         (3,580,399)          (4,890)
                                                        ----------       ----------

NET CASH (USED IN) INVESTING ACTIVITIES                 (3,057,093)        (531,347)
                                                        ----------       ----------

The accompanying notes are an integral part of these consolidated financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                        1996           1995
                                                    -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cost of public offering                           $(1,790,402)    $      -
  (Advances to) repayments from related parties         (11,376)       310,174
  Proceeds from (payments on) notes
   payable to banks                                    (367,658)       247,628
  Principal payments on long-term debt                 (709,118)           -
  Issuance of common stock                                  132            -
  Capital contributions                               6,765,000            -
  Dividends paid                                       (300,000)           -
  Proceeds from bridge loan                              65,000            -
  Repayment of bridge loan                              (65,000)           -
  Issuance of detachable stock warrants                  75,600            -
  Payments to related parties                          (124,694)           -
                                                     ----------     --------

NET CASH PROVIDED BY FINANCING ACTIVITIES             3,537,484        557,802
                                                     ----------     ----------

EFFECT OF EXCHANGE RATE CHANGES                           1,441        (31,402)
                                                     ----------     ----------

NET INCREASE (DECREASE) IN CASH                         115,582        (14,574)

CASH AT BEGINNING OF YEAR                                52,574         67,148
                                                     ----------     ----------

CASH AT END OF YEAR                                  $  168,156     $   52,574
                                                     ==========     ==========


SUPPLEMENTAL DISCLOSURE:
 The Company paid $169,854 and $325,777 for interest and $7,764 and $27,971 for income taxes in 1996 and 1995, respectively.


The accompanying notes are an integral part of these consolidated financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

             NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION - Andean Development Corporation, (the "Company"), is a Florida corporation incorporated on October 19, 1994. The Company is in the business of providing engineering, technical assistance and equipment in the development of specialized projects throughout the country of Chile and more recently in Peru and Argentina.

         BASIS OF PRESENTATION - The accompanying supplemental consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Errazuriz y Asociados Ingenieros, S.A. and Igenor Andina, S.A., two Chilean service corporations and Andean Engineering and Finance Company, a Boca Raton Management Company. In addition, the equity method of accounting is used for the Company's 67.5% owned subsidiary, Aguas y Ecologia, S.A. (A&E). The Company's proportionate share of income or loss is not included in the accompanying statement of income as the financial statements are unavailable and impracticable to produce at this time. Once finalized, the financial statements of A&E are not expected to have a material impact on these supplemental consolidated financial statements.

         The accompanying supplemental consolidated financial statements have been prepared in conformity with generally accepted accounting principles and all material intercompany transactions have been eliminated.

         In October of 1996, the Company entered into an agreement to acquire 100% of the issued and outstanding common stock of Errazuriz y Asociados Ingenieros, S.A. and Ingenor Andina, S.A., in exchange for 1,500,000 shares of common stock which was effective as of the closing of the initial public offering of the Company's stock. Generally accepted accounting principles prescribe giving effect to a consummated business combination accounted for by the pooling of interests method in financial statements that do not include the date of consummation. Accordingly, the supplemental consolidated financial statements for all periods presented have been prepared assuming the acquisition by the Company took place on January 1, 1992, that the Company was incorporated on that date, and the exchange of shares from 1,500,000 was effectuated at that time.

         Had the Company presented combined historical financial statements of the three subsidiaries only, the presentation would not materially differ from the supplemental consolidated presentation referred to above. In addition, these financial statements will become the historical consolidated financial statements of the Company and subsidiaries after financial statements covering the date of consummation of the business combination are issued.

                         ANDEAN DEVELOPMENT CORPORATION

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         On November 12, 1996, the Company successfully completed the sale of 1,200,000 shares of its common stock to the public in an initial public offering. In addition, the Company sold 1,200,000 warrants as part of the offering, to purchase additional shares at the original offering price. (See Note 11 for more details on initial public offering.)

         The following table reflects the revenue, net income and intercompany transactions for the previously separate entities (Errazuriz y Asociados Ingenieros, S.A. and Igenor Andina, S.A.) prior to the business combination.

                                                         1996          1995
                                                      ----------     ----------
         REVENUES:
           Errazuriz y Asociados                      $  848,237     $1,309,946
           Igenor Andina                               1,243,015        940,052
           Revenues shared by the two firms
            outside of Chile                           1,332,300        521,134
                                                      ----------     ----------
                                                       3,423,552      2,771,132
            Less intercompany revenue                          -        (53,791)
                                                      ----------     ----------
         TOTAL REVENUES                               $3,423,552     $2,717,341
                                                      ==========     ==========
         NET INCOME:
           Errazuriz y Asociados                      $  239,846     $  661,725
           Igenor Andina                                 666,610        277,275
           Net income shared by the two
            firms outside of Chile                       435,618            -

         INTERCOMPANY TRANSACTIONS:
           Due from Igenor to Errazuriz                   164,541           -
           Due from Errazuriz to Igenor                      -            5,661
           Consulting services paid by
            Errazuriz to Igenor                              -           53,791

         FUNCTIONAL CURRENCY - The financial statements have been translated in accordance with the provisions set forth in Statement of Financial Accounting Standards No. 52, from Chilean pesos (the functional currency) into US dollars (the reporting currency).

         REVENUE RECOGNITION - The Company earns revenue principally from commissions associated with the sale of major equipment items and the performance of engineering services.

                         ANDEAN DEVELOPMENT CORPORATION

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         In the case of equipment sales, the Company earns a commission on the s ale of equipment or turn-key jobs when the contract between the purchasing company (buyer of the equipment), is signed by both parties or an "Order of Proceed" is issued by the buyer. At this moment all the work of the Company has been completed and the commission has been earned regardless of any future developments between the supplier and the buyer. The time the Company is paid commissions is determined by the practices of the countries involved. As a result, it is not unusual for it to take 60 to 180 days for the funds to be transferred.

         Revenues associated with engineering services are recognized as services when performed based on standard billing rates.

         CONCENTRATIONS OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of periodic temporary investments of excess cash and trade receivables. A significant portion of the Company's sales are to several large customers and, as such, the Company is directly affected by the well-being of those customers. However, the credit risk associated with trade receivables is minimal due to the Company's customer base and ongoing control procedures which monitor the credit worthiness of customers. Historically, the Company has not experienced losses on trade receivables. During 1996, approximately 50% of the Company's consolidated accounts receivable was attributable to one customer.

         INCOME TAXES - Deferred tax assets and liabilities are recognized for the future income tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. During 1995, the Company performed consulting services for European companies which resulted in income received by the Company in Europe. Income from European operations was $612,669 in 1995. The make-up by country was $399,068, $203,601 and $10,000, in Germany, England and Norway, respectively, in 1995. No consulting services have been performed for European companies in 1996. Additionally, the Company provides no deferred income taxes on its European earnings as the revenues will not be transferred to Chile or the United States; rather such earnings will be reinvested in European operations, thereby eliminating any deferred tax liability.

         A deferred tax asset was recognized at December 31, 1996 and 1995 for $10,090 and $34,477, respectively. Income tax expense totalled $151,215 and $50,636 for the years ended December 31, 1996 and 1995.

                         ANDEAN DEVELOPMENT CORPORATION

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         FURNITURE AND EQUIPMENT - Furniture and equipment are recorded at cost. Depreciation is provided on a straight-line method based on the estimated useful lives of the assets, usually five years.

         STAFF SEVERANCE INDEMNITIES - The Company provides for certain lump sum severance indemnities to its employees at the end of their employment as required by Chilean law. The obligation is calculated based on the present value of the vested benefits to which an employee is entitled, the expected service lives of the employees and current salary levels. The Company believes that the above calculation is not materially different from the calculation required by SFAS 87, which would reflect expected future salary increases.

         FOREIGN OPERATIONS - As the Company is a holding company for two existing Chilean companies, operating exclusively in South America, one must be aware of the potential for both economic and political change in the business environment, different than that of the United States. The success of the Company depends on the success of the Chilean operations and a stable economic and political environment. During 1995, the Company performed services for the Westinghouse Corporation in Peru. The total revenues from this transaction as reflected in the 1995 financial statements was $312,500 of commissions. There were no other foreign generated revenues.

         EARNINGS PER COMMON SHARE - Earnings per common share are based on the weighted average number of shares outstanding of 1,656,859 and 1,500,100 for the two years ended December 31, 1996 and 1995, respectively, after giving effect to common stock equivalents which consist of warrants issued with the initial public offering that would have a dilutive effect on earnings per share. Warrants issued with exercise prices greater than the existing market value of the company stock are deemed anti-dilutive and are not components of earnings per share.

         RECENT PRONOUNCEMENTS - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which established a fair value based method of accounting for those stock-based compensation plans and requires additional disclosures for those companies who elect not to adopt the new method of accounting. In its adoption of FASB 123, the Company has decided to retain the existing measurement values as prescribed under APB 25 and would provide additional proforma disclosure if and when options are granted.

                         ANDEAN DEVELOPMENT CORPORATION

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         RECENT PRONOUNCEMENTS - Continued

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires the Company to review for impairment of long-lived assets and certain identifiable assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In certain situations, an impairment loss would be recognized. As a result, the Company has adopted FASB 121 effective January 1, 1996. The Company has studied the implications of FASB 121 and, based on its evaluation, has determined that its adoption does not have a material impact on the Company's financial condition or results of operations. At December 31, 1996, there were no impairments.

         ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent asset and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 - INVESTED CASH

         Invested cash consists of time deposits totalling $442,107 and $18,361 at December 31, 1996 and 1995, respectively, invested in local Chilean banks with maturity dates ranging from three months to one year. These investments earn an annual rate of interest ranging from 1.44% to 3.60%. In addition, the Company has invested $3,156,653 in money market accounts in a United States bank. The account earned interest at an annual rate of 2.5% to 3.0% during 1996.


NOTE 3 - OTHER CURRENT ASSETS

         Other current assets, at December 31, consist of the following:

                         ANDEAN DEVELOPMENT CORPORATION

NOTE 3 - OTHER CURRENT ASSETS (Continued)
                                                     1996          1995
                                                  ----------    --------

         Prepaid expenses                         $ 92,589      $123,452
         Due from sale of timber                       -          54,037
         Recoverable taxes                           8,718           -
         Other                                      38,703           -
                                                  --------      --------

         Total other current assets               $140,010      $177,489
                                                  ========      ========


         Prepaid expenses represent payments to suppliers as advances against future services.


NOTE 4 - RELATED PARTY TRANSACTIONS

         The Company conducts a substantial amount of its business with companies that are affiliated with shareholders of the Company. As a result, commissions have been received or paid for both engineering and consulting services to and from these affiliated companies. Following is a list of those affiliated companies:

                                                    R E L A T I O N
                                            -----------------------------------
             COMPANY NAME                         1996            1995
             ------------                   ----------------    ---------------

     Igenor Ingenierie et Gestion, S.A.     Parent              Parent
     Inversiones y Desarrollo Demco,
      S.A. (Invdemco)                       Related             Related (1)
     Electromecanica Osorno, S.A.           Related             Related (1)
     Errazuriz y Asociados
      Arquitectos, Ltda.                    Equity              Equity
     Inversiones Tiempo Libre, S.A.         Not related (2)     Equity
     Proyectos y Equipos, S.A.              Related             Related (1)
     Norconsult International, S.A.         Not related (3)     Related (1)
     Kvaerner Chile, S.A.                   Not related         Not related (4)
     Kvaerner Hydro, Agencia de
      Kvaerner Turbin Aguas y
      Ecologia, S.A.                        Related (5)         Not related
     Biwater International, L.T.D.          Related (7)         Related (6)
     Tacora                                 Not related (8)     Related

                         ANDEAN DEVELOPMENT CORPORATION

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

         (1) To clarify the intercompany situation, Inversiones y Desarrollo Demco S.A., Electromecanica Osomo, S.A. and Proyectos y Equipos S.A. sold their interest in INA and E & A and vice versa. At present, they are related only by shareholders that are common to each other.
         (2) All the equity of the Company in ITL was sold prior to June 30, 1996.
         (3) The CEO of the Company resigned his power of attorney for Norconsult, A.S.
         (4) The CEO of the Company resigned to his place in the Board of Kvaerner Chile, S.A.
         (5) On December 1995, the Company bought 45% of Aguas y Ecologia, S.A. (A & E).
         (6) During 1995, the CEO of the Company resigned his representation of Biwater, but ADC became related to Biwater as A & E is a partner of Bayesa, also owned by Biwater.
         (7) During 1995, the CEO of the Company resigned his representation of Biwater, but ADC became related to Biwater as A & E is a partner of Bayesa, also owned by Biwater.
         (8)   The CEO of the Company resigned his power of attorney for Tacora.


         Commissions received by the Company for the engineering of various projects totalled $62,073 and $417,022 at December 31, 1996 and 1995, respectively. Income received for consulting services totalled $103,800 and $244,582 at December 31, 1996 and 1995, respectively. Total fees charged to the Company for consulting services performed by the related companies at December 31, 1996 and 1995 were $-0- and $54,794, respectively. In addition, fees charged to the Company for consulting services performed by its principal owners and immediate family totalled $53,386 and $9,825, at December 31, 1996 and 1995, respectively.

         The amounts due from the affiliated companies totalled $17,072 and $5,696 at December 31, 1996 and 1995, respectively. Funds payable to these companies totalled $606,031 and $46,035 at December 31, 1996 and 1995, respectively.

         The Company also carried out transactions with its management, shareholders and their immediate families. The total amount payable to them by the Company was $7,562 and $86,221 at December 31, 1996 and 1995, respectively. The amount they owed to the Company totalled $-0-at December 31, 1996 and 1995. These balances are reflected in due from and due to related parties in the balance sheets.


NOTE 5 - REAL ESTATE TRANSACTIONS

         On November 12, 1996, as a result of the completion of a public offering of stock, (see Note 11 for details of the Initial Public Offering), the Company sold its 100% ownership of property and a home in Villarrica, Chile, to a Chilean investment company, Inversiones y Desarrollo Demco, whose shareholders are Mr. Errazuriz, the Company's President and CEO, his wife, and one of his daughters. The real estate, formerly treated as a non-performing asset was sold at a price of $1,212,063.

                         ANDEAN DEVELOPMENT CORPORATION

NOTE 5 - REAL ESTATE TRANSACTIONS (Continued)

         Payment terms were 50% in cash at the closing which was held on December 31, 1996, and the balance of $606,031 in four annual installments with interest at 8-1/2% per year beginning January 15, 1998. This receivable is a component of note receivable from related party on the balance sheet.

         Initially, the agreement to sell the property in Villarrica required the transfer of five lots including a home to Inversiones y Desarrollo Demco. Upon the final transfer of the lots, management decided that since two of the lots were situated a large distance from the house, and directly next to the land being held by the Company, not to include the two lots in the sale. This resulted in a realized gain to the Company during 1996 in the amount of $255,792. The remaining two lots are now components of undeveloped real estate in the accompanying balance sheet.


NOTE 6 - UNDEVELOPED REAL ESTATE - HELD FOR INVESTMENT

         The balance of property for sale relates to land near Villarrica, Chile, which was acquired for resale after being developed in a resort area and is being used in the meantime as a guarantee for some of the financial operations of the Company. The property is being carried at its historical cost (which is less than its net realizable value based on an independent appraisal). The Company has no intention to sell the property in the near future and is treating it as investment property.


NOTE 7 - FURNITURE AND EQUIPMENT

         Furniture and equipment consist of the following at December 31, 1996 and 1995:

                                                            1996         1995
                                                         --------      --------
          Vehicles                                       $207,074      $118,032
          Office equipment                                 42,644        42,644
          Furniture and fixtures                            2,958         2,962
                                                         --------      --------

          Total furniture and equipment, at cost          252,676       163,638

          Less accumulated depreciation                   (87,119)      (69,328)
                                                         --------      --------

                                                         $165,557      $ 94,310
                                                         ========      ========

         Depreciation expense was $32,666 and $20,277 for the years ended December 31, 1996 and 1995, respectively.

                         ANDEAN DEVELOPMENT CORPORATION

NOTE 8 - INCOME TAXES

         Deferred tax assets consists of the following at December 31, 1996 and 1995:

                                                         1996         1995
                                                      ---------     --------
        CURRENT ASSETS:
          Provisions for vacation                     $  1,892      $  1,519
          Staff severance indemnities,
           current portion                               2,697         1,163
          Accrued bonuses                                  -             879
          Other                                            -             587
                                                      --------      --------
                                                         4,589         4,148
                                                      --------      --------
        LONG-TERM ASSETS:
          Depreciation                                     -          16,175
          Staff severance indemnities,
           long-term portion                             5,501        (1,920)
          Property for sale under construction             -           5,419
          Property for sale                                -           2,884
          Other                                            -           7,771
                                                      --------      --------
                                                         5,501        30,329
                                                      --------      --------
        TOTAL DEFERRED TAX ASSETS                     $ 10,090      $ 34,477
                                                      ========      ========


         The Company is subject to income tax in Chile. Reconciliations between the statutory income tax rate in Chile, and the Company's effective income tax rate as a percentage of income before income taxes is as follows:
                                                       1996          1995
                                                      ------        ------

         Chilean statutory tax rate                    15.0%         15.0%
         Effect of European income                      0.0          (9.9)
         Other, net                                    (4.9)          0.0
                                                      -----         -----

         Effective income tax rate                     10.1%          5.1%
                                                      =====         =====

                         ANDEAN DEVELOPMENT CORPORATION

NOTE 9 - OBLIGATION WITH BANKS

         Obligations with banks consist of the following at December 31, 1996 and 1995:

                                                           1996         1995
                                                         --------     --------

          Loans payable to bank for lines of
           credit due August 1996 with variable
           monthly interest.  Currency:  Chilean
           pesos                                         $    -       $105,280

          Short-term loans due July 1996, with
           interest rates ranging from 7.6% to
           12%.  Currency:  Chilean pesos and UF              -        262,378
                                                         --------     --------

               Total obligations to banks                $    -       $367,658
                                                         ========     ========


         Interest rates on all of these flexible rate loans are based on the Asociacion de Bancos y Entidades Financieras, (T.A.B.) rate, which represents a daily average of the interest paid by banks on its deposits. The rate is then adjusted upwards approximately 1.5% for the banks profit, and then an additional 1.0% - 1.7% reflecting the individual risk of the bank on the individual loan. The actual resulting interest rates at December 31, 1996 and 1995 were 24%. There are no covenants or restrictions imposed on the aforementioned obligations with any of the banks involved.

         A line of credit for $-0- and $105,280 at December 31, 1996 and 1995, respectively, is secured by an assignment of the Company's term deposits and two cars owned by the Company.

         $-0- and $262,378 of short-term loans at December 31, 1996 and 1995, respectively, were collateralized by a mortgage on real estate held for sale.

                         ANDEAN DEVELOPMENT CORPORATION

NOTE 10 - LONG-TERM DEBT

         Long-term debt consists of the following at December 31, 1996 and 1995:


                                                          1996        1995
                                                       ----------  ----------

         Note payable, collateralized by land
          on the real estate held for sale, due
          January 2005 with interest at 11%,
          payable monthly.  Currency:  UF              $    -       $  75,622

         Note payable, collateralized by a
          mortgage on real estate held for
          sale, with interest at 9.5%, due
          March 2006, payable monthly.
          Currency:  UF                                     -         350,979

         Note payable, collateralized by
          mortgage on real estate held for
          sale, due August 1996, with
          interest at 11%, payable monthly.
          Currency: UF                                      -          27,629

         Note payable, collateralized by
          mortgage on the undeveloped real
          estate held for investment, due
          December 2002 with interest at
          8.7%, payable monthly commencing
          January 1995.  Currency:  UF                 $174,905      $203,025

         Note payable, secured by an assignment
          of a vehicle, due April
          1997 with interest at 10.9%, payable
          monthly.  Currency:  UF                        10,017        39,045

         Note payable, collateralized by
          mortgage on the undeveloped real
          estate held for investment, due
          April 1998 with interest at 2.5%.
          Currency:  Pesos                                  -         197,740
                                                       --------      --------

         Total notes payable                            184,922       894,040

         Less current portion                           (39,578)     (205,532)
                                                       --------      --------

         Total long-term debt                          $145,344      $688,508
                                                       ========      ========

                         ANDEAN DEVELOPMENT CORPORATION

NOTE 10 - LONG-TERM DEBT (Continued)

         The UF is an indexed unit of account expressed in pesos and adjusted according to inflation (CPI). There are no covenants or restrictions imposed on the aforementioned obligations with any of the banks involved.

         In 1995, two short-term loans and a line-of-credit were refinanced into a long-term loan of $197,740 with a bank. The loan was subsequently paid-off during 1996.

         Interest expense for the years ended December 31, 1996 and 1995 totalled $325,777 and $213,618, respectively.

         The following table reflects the annual payments due for the next five years of the long-term debt.

          YEAR ENDING
          DECEMBER 31,
          ------------

              1997                            $ 39,578
              1998                              27,317
              1999                              29,118
              2000                              30,985
              2001 and after                    57,924
                                              --------
                                              $184,922
                                              ========


NOTE 11 - SHAREHOLDERS' EQUITY

         In October of 1996, the Company entered into an agreement to exchange 1,500,000 shares of $.0001 par value common stock for 100% of the then outstanding stock of Errazuriz y Asociados Ingenieros, S.A. and Igenor Andina, S.A., to be effective as of the closing of the offering.

         On November 12, 1996, the Company successfully completed the sale of 1,200,000 shares of its common stock to the public in an initial public offering which raised approximately $6,150,000, before expenses. In addition, the Company sold one warrant with each share to purchase one share of stock at the original offering price of $5 per share. As is often the case, the Company offered an additional 10% or 120,000 shares of stock with warrants to the underwriters of the offering, which were exercised in December, providing an additional $615,000 of capital before expenses. The following is a list of the expected use of the net proceeds of approximately $5,625,000.

                         ANDEAN DEVELOPMENT CORPORATION

NOTE 11 - SHAREHOLDERS' EQUITY (Continued)

          a)    Acquisition and development of
                 additional projects                             $2,158,250
          b)    Acquisition of additional shares
                 in Bayesa Project                                  141,750
          c)    Retirement of debt on Villarrica
                 property to sell to Inversiones y
                 Desarrollo Demo                                    700,000
          d)    Establishment of U.S. and Spanish offices           850,000
          e)    Repayment of the Bridge loan                         65,000
          f)    Working capital for Chilean operations             1,175,000
                                                                  -----------
                                                                  $5,090,000
                                                                  ==========


         At December 31, 1996, all of the aforementioned items have been resolved except for (a) which is an ongoing operation of the Company.

         During 1996, no dividends were declared to its shareholders.

         During 1995, the Company paid no dividends to its shareholders, however, the Company declared dividends in the amount of $300,000 to its shareholders, all of which was paid during the first quarter of 1996.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

         At December 31, 1993, the Company entered into a contract with Corporation de Fomento de la Produccion, a state owned corporation created to develop various industries and the technology of Chile, (CORDO). One such project is that of the design of a wave-maker for swimming pools. Under the terms of the contract, the Company can buy the exclusive rights to the results of the project by paying the corporation UF 1,102.80 (equivalent to US $30,658). This obligation would be payable over a maximum period of five years.

         In connection with the contract between the Company and the corporation, the Company has a letter of guarantee for CH $23,430,486 (equivalent to US $61,317) in case of non-performance under the terms of the contract.


NOTE 13 - LEASE COMMITMENTS

         The Company rents office facilities of 3,300 aq. feet in Santiago, Chile under a month-to-month operating lease. Monthly rental payments were $4,507 and $4,354 per month during 1996 and 1995, respectively. Rent expense for the years ended December 31, 1996 and 1995 totalled $54,084 and $52,248, respectively.

                         ANDEAN DEVELOPMENT CORPORATION

NOTE 14 - INVESTMENTS IN SUBSIDIARIES

         In March of 1995, Inversiones Tiempo Libre, S.A., (ITL), a newly formed company, owned in part by members of Mr. Errazuriz's family, paid the Company for all the engineering and research costs incurred by the latter to develop the amusement park project that will be managed by ITL. The payment was made with 100% of ITL stock, corresponding to the exact amount of the services billed, which totalled $666,305 at March 31, 1995. The Company's revenues for the first quarter of 1995 increased significantly by this transaction. During the same period, the Company sold 70% of the ITL stock at their face value, which was their carrying value. A "Due from sale of affiliated company stock" account was created to record the receivable of $466,413 at March 31, 1995. The remaining 30% investment has been accounted for using the equity method. Under this method the original investment is recorded at cost and is adjusted periodically to recognize the investor's share of earnings or losses after the date of acquisition. During the fourth quarter of 1995, the Company put up for sale the remaining 30% investment of the ITL stock. This investment has been recorded as an asset on the Company's financial statements. These shares were sold to members of Mr. Errazuriz's family during the first quarter of 1996 at their book value of $193,359. At December 31, 1996 and 1995, the Company recognized no profit from its investment in ITL.

         During 1995, the Company purchased 45% of the stock of Aguas y Ecologia, S.A. (A&E) which owns 10% of the stock in Bayesa, S.A. from a Chilean investment company. This equates to a 4.5% ownership of Bayesa, S.A. During the later part of 1996, the Company acquired an additional 22.5% of A&E or 2.25% of Bayesa, S.A. Financial statements of A&E as prepared in accordance with GAAP are unavailable and impracticable to produce at this time. At December 31, 1996 and 1995, the Company's share of profits from its investment in A&E totalled $-0- and $6,532.