Form 10QSB
period 1997-03-31
ANDEAN DEVELOPMENT CORP
filed 1997-05-14
CIK 943184

FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1997

         (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OR THE
SECURITY EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _________________ to _________________

Commission file number:    33-90696

                         ANDEAN DEVELOPMENT CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Florida                                               65-0648697
-------------------------------------------------------------------------------
  State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization                         Identification No.)

  1900 Glades Road, Suite 351, Boca Raton, Florida 33431
-------------------------------------------------------------------------------
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code   (561)    416-8930

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X          No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 1997, 2,820,000 shares of $.0001 par value common stock were outstanding.

                         ANDEAN DEVELOPMENT CORPORATION

                                      INDEX

Part I.         Financial Information

Item 1.         Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II.        Other Information


                         ANDEAN DEVELOPMENT CORPORATION

                    SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS

                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996

                                     ASSETS

                                                                            1997                 1996
                                                                       ---------------      ---------------
CURRENT ASSETS:
   Cash                                                                  $     254,835          $   168,156
   Invested cash                                                             2,727,762            3,598,760
   Accounts receivable, net                                                  3,716,633            2,912,723
   Due from related  parties                                                    36,934               17,072
   Deferred income taxes                                                         4,589                4,589
   Other current assets                                                        218,485              140,010
                                                                          ------------          -----------

           TOTAL CURRENT ASSETS                                              6,959,238            6,841,310

FURNITURE AND EQUIPMENT, net                                                   216,729              165,557

OTHER ASSETS:
   Undeveloped real estate, held for investment                                789,447              789,447
   Note receivable from related party                                          606,031              606,031
   Deferred income taxes                                                         5,501                5,501
   Investment in affiliated companies                                          437,770              425,250
   Other investments                                                            42,712                6,901
                                                                          ------------         ------------
                                                                             1,881,461            1,833,130
                                                                          ------------         ------------
                                                                          $  9,057,428         $  8,839,997
                                                                          ============         ============

            Please read the accompanying notes to the supplemental consolidated financial statements.



                         ANDEAN DEVELOPMENT CORPORATION

              SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS (CONTINUED)

                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            1997                 1996
                                                                       ----------------    ----------------
CURRENT LIABILITIES:
   Current portion of long-term debt                                        $   33,470           $   39,578
   Accounts payable                                                             15,084              262,671
   Due to related parties                                                       51,651                7,562
   Income taxes payable                                                        199,861              143,451
   Accrued expenses and withholdings                                            26,270               26,978
   Current portion and staff severance indemnities                              28,623               17,977
                                                                            ----------           ----------

         TOTAL CURRENT LIABILITIES                                             354,959              498,217
                                                                            ----------           ----------

LONG-TERM LIABILITIES:
   Long-term debt, excluding current portion                                   143,589              145,344
   Staff severance indemnities, long-term portion                               36,674               36,674
                                                                            ----------           ----------
                                                                               180,263              182,018
                                                                            ----------           ----------

SHAREHOLDERS' EQUITY:
   Common stock, $.0001 par value, 20,000,000 shares authorized, 2,820,100 shares issued and outstanding at December 31,
     1997 and 1996                                                                 282                  282
   Additional paid-in capital                                                5,653,066            5,724,320
   Retained earnings                                                         2,913,508            2,479,810
   Cumulative translation adjustment                                           (44,650)             (44,650)
                                                                            ----------           ----------

         TOTAL SHAREHOLDERS' EQUITY                                          8,522,206            8,159,762
                                                                            ----------           ----------

                                                                            $9,057,428           $8,839,997
                                                                            ==========           ==========


            Please read the accompanying notes to the supplemental consolidated financial statements.




                         ANDEAN DEVELOPMENT CORPORATION

                 SUPPLEMENTAL CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                            1997                 1996
                                                                       ----------------    -----------------
REVENUES FROM OPERATIONS:
   Revenues                                                               $    909,261        $     727,800
   Cost of operations                                                         (221,248)            (166,435)
                                                                          ------------        -------------

GROSS PROFIT                                                                   688,013              561,365

SELLING AND ADMINISTRATIVE EXPENSES                                           (232,440)            (133,808)
                                                                          ------------        -------------

INCOME FROM OPERATIONS                                                         455,573              427,557

OTHER INCOME (EXPENSES); NET                                                    28,381             (46,702)
                                                                          ------------        -------------

INCOME BEFORE INCOME TAXES                                                     483,954              380,855
                                                                          ------------        -------------

INCOME TAXES                                                                    50,254               57,128
                                                                          ------------        -------------

NET INCOME                                                                     433,700              323,727
                                                                          ============        =============

NET INCOME PER COMMON SHARE                                               $       0.22        $        0.22

WEIGHTED AVERAGE SHARES OUTSTANDING                                          1,995,574            1,500,100
                                                                          ============        =============




            Please read the accompanying notes to the supplemental consolidated financial statements.




                         ANDEAN DEVELOPMENT CORPORATION

               SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                            1997                 1996
                                                                       ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $    433,699        $     323,727
   Adjustments to reconcile net income to net cash provided
     (used) by operating activities:
       Depreciation                                                                -                 12,543
       Deferred taxes                                                              -                   -
   Changes in assets and liabilities:
     (Increase) decrease in:
       Accounts receivable                                                    (803,910)             (97,255)
       Other receivable                                                        (78,475)                -
       Other assets                                                            (35,811)                (208)
     Increase (decrease) in:
       Accounts payable                                                       (247,588)              81,978
       Provision for vacations                                                     -                  7,182
       Provision for severance indemnity                                        10,645              (11,870)
       Accrued expenses and withholdings                                          (708)             (16,036)
       Income taxes payable                                                     56,410               56,355
                                                                          ------------         ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:

                                                                              (665,738)             356,416
                                                                          ============         ============

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                                    (51,173)                -
   Payments for purchase of property under construction or land
     for sale                                                                     -                  (8,153)
   Investments in affiliated company (ITL)                                        -                 230,579
   Investment in subsidiary (A & E)                                            (12,520)                -
   Invested cash                                                               870,998                 (201)
                                                                          ------------        -------------

Net Cash Provided by Investing Activities                                 $    807,305        $     222,225
                                                                          ============        =============

            Please read the accompanying notes to the supplemental consolidated financial statements.




                         ANDEAN DEVELOPMENT CORPORATION

         SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                            1997                 1996
                                                                       ----------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cost of public offering                                                    (71,256)            (139,010)
   (Advances to) repayments from related parties                              (19,862)             (92,596)
   Proceeds from (payments on) notes payable to
      banks                                                                         -              (74,591)
   Principal payments on long-term debt                                        (7,863)                   -
   Dividends paid                                                                   -             (300,000)
   Borrowing from related parties                                              44,093                    -
                                                                          -----------           ----------

NET CASH USED FOR FINANCING ACTIVITIES                                        (54,888)            (606,197)

EFFECT OF EXCHANGE RATE CHANGES                                                     -               (9,706)

NET INCREASE (DECREASE) IN CASH                                                86,679              (37,262)

CASH AT BEGINNING OF YEAR                                                     168,156               52,574
                                                                          -----------          -----------

CASH AT END OF YEAR                                                       $   254,835          $    15,312
                                                                          =============        ===========


SUPPLEMENTAL DISCLOSURE:
The Company paid $4,409 and $43,865 for interest and $0 and $0 for income taxes in March 31, 1997 and 1996 respectively.


            Please read the accompanying notes to the supplemental consolidated financial statements.

ITEM 2:  Management's Discussion and Analysis or Plan of Operations

GENERAL

         On November 12, 1996, the Company completed the sale of 1,200,000 shares of its stock to the public in an offering that raised approximately $6,150,000 for the Company. At September 30, 1996, management capitalized approximately $355,000 of costs associated with the public offering which was charged off to paid-in-capital at December 31, 1996.

         The Company granted the bridge loan lenders 21,000 warrants to purchase common stock of $1.70 as a result. Cost associated with these warrants in the amount of $75,600 are being charged against operations during the period of the loan (May 1996 through January 1997). As of December 31, 1996, the Company has charged 65,000 to operations.

         During this period, the Company invested in a wine processing and bottling facility in Chile, which it is scheduled to begin distributing up to two million bottles of wine commencing in March, 1998. The Company is currently reviewing other equity investments in South America and Europe.

RESULTS OF OPERATIONS

         The Company's core operations have traditionally been focused on three areas (i) engineering services and the sale of equipment and parts for projects throughout Chile; (ii) project management and the sale, as agent, of major equipment for three to five large turn-key projects during any given year and
(iii) the preparation of business for third parties. While the period between the payment by the Company for the goods and services and the receipt of revenues in connection with the goods and services described in (i) above is typically proximate in time, this is not necessarily so with regard to payments and receipt for those goods and services described in (ii) and (iii) above. Often the interval between payments by the Company for equipment and services is spread over a longer period of time. Thus, the fluctuation in the results of operations for each quarter may vary greatly, depending on the timing of payments for major equipment (both by and to the Company).

MARCH 31, 1997 COMPARED TO MARCH 31, 1996

         Gross revenues for the quarter ended March 31, 1997 increased $181,461 over the period ended March 31, 1996 from $727,800 to $909,261 an increase of approximately 25%. This increase is due primarily to being awarded bids on behalf of certain manufacturers during the period and the increased amount of commissions earned by the Company relating to these projects.

         Cost of operations for the fiscal period ended March 31, 1997 increased $54,813 over the fiscal period ended March 31, 1996 from $166,435 to $221,248 or 33%. This increase is attributable to the increased utilization of outside consultants relating to certain projects during the period.

         Selling and Administrative expenses for the fiscal period ended March 31, 1997 increased $98,632 from $133,808 at March 31, 1996 to $232,440 at March
31, 1997 or 74%. This increase
is attributable to an increase in travel expenses relating to the preparation of a bid for a utility in Peru.

         Other (expenses-net) as of March 31, 1997 decreased $75,083 from ($46,702) at March 31, 1996 to $28,381 at September 31, 1997 or 160%. This
decrease is attributable to reduction of debt and related interest expenses of $44,000 and earnings reflected from unconsolidated subsidiaries of approximately $12,000.

         Net income for the period ended March 31, 1997 increased $109,973 from $323,727 at March 31, 1996 to $433,700 as of March 31, 1997 or 34 %. This
increase is attributable to projects awarded to various manufacturers represented by the Company during the quarter and the increased commission associated with these projects.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1997 accounts receivable increased $803,910 from $2,912,723 as of year end December 1996 to $3,716,632 as of March 31, 1997 or 28%. The amount of the receivable outstanding and the number of days outstanding is attributable to the timing of recognition of revenues as compared to the date of payment. In particular, in the case of equipment sales, the Company recognizes revenues on the sale of the equipment or on a turnkey project, when the contract between the purchasing company and the manufacturer is signed by both parties or an "order to proceed" is issued by the buyer. While the schedule of payment is set by contract, the time of payment may be determined by practices of the exporting country involved in the transaction as well as unanticipated delays caused by obtaining permits and export licenses and as a result. it is not unusual for a transfer of funds to take 60-180 days. The Company normally receives its commission, which are fully earned at the time the award is made, 30 days after receipt of funds by the manufacturer it represents. Generally, payment terms conform to the contractual payment schedule between the buyer and the seller. The increase in accounts receivable is attributable to increased revenues during the three month period and the terms of payments associated with these contracts.

         Accounts payable decreased $247,587 from $262,671 as of December 31, 1996 to $15,084 as of March 31, 1997 or 94%. This decrease is attributable to the increased cash position of the Company, which allowed for accelerated payment of the Company's current operating costs.

         Other current assets increased $78,475 from $140,010 as of December 31, 1996 to $218,485 as of March 31, 1997 or 56%. This increase is attributable to advance payments to suppliers relating to certain projects.

         Except for ordinary operating expenses and commitments, the Company has no significant capital commitments. In addition, at March 31, 1997 as compared to December 31, 1996, its working capital increased by $259,486 from $6,343,093 to $6,604,279 or 4%.

Part II: Other Information

ITEM 1:  Legal Proceedings
                  None

ITEM 2:  Changes in Securities
                  None

ITEM 3:  Defaults Upon Senior Securities
                  None

ITEM 4:  Submission of Matters to a vote of Securities Holders
                  None

ITEM 5:  Other Information
                  None

                                INDEX TO EXHIBIT

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

27                  Financial Data Schedule