Form 10KSB/A
period 1996-12-31
ANDEAN DEVELOPMENT CORP
filed 1997-06-03
CIK 943184

[The Company inadvertently omitted to file as an Exhibit the Financial Data
Schedule in its Form 10-KSB filed on March 31, 1997]



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

                               (AMENDMENT NO. 1)

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


         Documents Incorporated by Reference to the Company's Registration Statement File No: 33 90696.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended the Registrant certifies that it has duly caused this Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 3 of June, 1997.

                                  ANDEAN DEVELOPMENT CORPORATION



                                  BY: /s/  PEDRO P. ERRAZURIZ
                                     ------------------------------
                                     Pedro P. Errazuriz , President
                                     (Principal Executive Officer)

                                  BY: /s/ JOSE LUIS YRARRAZAVAL
                                      ----------------------------
                                      Jose Luis Yrarrazaval,
                                      Secretary/Treasurer
                                      (Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-KSB/A has been signed by the following persons in the capacity and on the dates indicated.

Dated: June 3, 1997               BY: /s/  PEDRO P. ERRAZURIZ
                                    ------------------------------
                                    Pedro P. Errazuriz

Dated: June 3, 1997               BY: /s/ JOSE LUIS YRARRAZAVAL
                                     ----------------------------
                                     Jose Luis Yrarrazaval

                                 EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------

27             Financial Data Schedule