Form 10QSB
period 1997-06-30
ANDEAN DEVELOPMENT CORP
filed 1997-08-14
CIK 943184

FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997.

       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________ to _______________.

Commission file number:   33-90696

                         ANDEAN DEVELOPMENT CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

FLORIDA                                              65-0648697
-------------------------------------------------------------------------------
State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                        Identification No.)

1900 Glades Road, Suite 351, Boca Raton, Florida 33431
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (561) 416-8930


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X            No _______


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 1997, 2,820,000 shares of $.0001 par value common stock were outstanding.

                         ANDEAN DEVELOPMENT CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                       JUNE 30, 1997 AND DECEMBER 31, 1996

                         ANDEAN DEVELOPMENT CORPORATION

                                     INDEX

Part I.  Financial Information

Item 1.  Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

                         ANDEAN DEVELOPMENT CORPORATION

                           Consolidated Balance Sheets

                       June 30, 1997 and December 31, 1996


                                   A S S E T S

                                                                                       1997                   1996
                                                                                 ---------------         --------------

Current Assets:
    Cash                                                                         $       255,727          $     168,156
    Invested cash                                                                      2,316,417              3,598,760
    Accounts receivable, net                                                           2,662,884              2,912,723
    Note receivable - current portion                                                    409,936                      -
    Due from related parties                                                             124,641                 17,072
    Deferred income taxes                                                                  4,589                  4,589
    Other current assets                                                                 427,347                140,010
                                                                                 ---------------          -------------
           Total Current Assets                                                        6,201,541              6,841,310
                                                                                 ---------------          -------------

Furniture and equipment, net                                                             213,860                165,557
                                                                                 ---------------          -------------

Other Assets:
    Undeveloped real estate, held for investment                                         789,447                789,447
    Real estate                                                                          768,114                      -
    Note receivable - long term portion                                                1,229,807                      -
    Note receivable from related party                                                   606,032                606,031
    Deferred income taxes                                                                  5,501                  5,501
    Investment in affiliated companies                                                   425,250                425,250
    Other assets                                                                         204,196                  6,901
                                                                                 ---------------          -------------
                                                                                       4,028,347              1,833,130
                                                                                 ---------------          -------------

                                                                                 $    10,443,748          $   8,839,997
                                                                                 ===============          =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                         ANDEAN DEVELOPMENT CORPORATION

                     Consolidated Balance Sheets (Continued)

                       June 30, 1997 and December 31, 1996


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                       1997                   1996
                                                                                 ---------------         --------------
Current Liabilities:
    Current portion of long-term debt                                            $       205,975          $      39,578
    Accounts payable                                                                     320,942                262,671
    Due to related parties                                                                 6,794                  7,562
    Income taxes payable                                                                 168,325                143,451
    Accrued expenses and withholdings                                                     32,637                 26,978
    Current portion of staff severance indemnities                                        48,019                 17,977
                                                                                 ---------------          -------------
           Total Current Liabilities                                                     782,692                498,217
                                                                                 ---------------          -------------

Long-Term Liabilities:
    Long-term debt, excluding current portion                                            661,803                145,344
    Staff severance indemnities, long-term portion                                        23,127                 36,674
                                                                                 ---------------          -------------
                                                                                         684,930                182,018
                                                                                 ---------------          -------------

Shareholders' Equity:
    Common stock, $.0001 par value, 20,000,000 shares
       authorized, 2,820,100 and 1,500,100 shares
       issued and outstanding at June 30, 1997 and
       December 31, 1996,  respectively                                                      282                    282
    Additional paid-in capital                                                         5,724,320              5,724,320
    Retained earnings                                                                  3,296,174              2,479,810
    Cumulative translation adjustment                                                    (44,650)               (44,650)
                                                                                 ---------------          -------------
                                                                                       8,976,126              8,159,762
                                                                                 ---------------          -------------

                                                                                 $    10,443,748          $   8,839,997
                                                                                 ===============          =============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                        Consolidated Statements of Income

                     Six Months Ended June 30, 1997 and 1996



                                                                                       1997                   1996
                                                                                 ---------------         --------------
Revenues from Operations:
    Revenues                                                                     $     2,709,739          $   1,472,037
    Cost of operations                                                                (1,207,934)              (318,167)
                                                                                 ---------------          -------------

Gross Profit                                                                           1,501,805              1,153,870

Selling and Administrative Expenses                                                      589,091                227,300
                                                                                 ---------------          -------------

Income from Operations                                                                   912,714                926,570
                                                                                 ---------------          -------------

Other Income (Expense), net                                                               24,998               (131,061)
                                                                                 ---------------          --------------

Income Before Income Taxes                                                               937,712                795,509

Income Taxes                                                                             121,348                119,326
                                                                                 ---------------          -------------

Net Income                                                                       $       816,364          $     676,183
                                                                                 ===============          =============

Net Income Per Common Share                                                      $           .35          $         .45
                                                                                 ===============          =============

Weighted Average Shares Outstanding                                                    2,338,894              1,500,100
                                                                                 ===============          =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                      Consolidated Statements of Cash Flows

                     Six Months Ended June 30, 1997 and 1996



                                                                                       1997                   1996
                                                                                 ---------------         --------------
Cash Flows from Operating Activities:
    Net income                                                                   $       816,364          $     676,183
    Adjustments to reconcile net income to net cash provided
       (used) by operating activities:
          Depreciation                                                                     8,993                 23,061
          Profit on sale of fixed assets                                                  (6,031)                     -
          Changes in assets and liabilities:
              (Increase) decrease in:
                Accounts receivable                                                      249,839               (365,522)
                Note receivable                                                       (1,639,744)                     -
                Other current assets                                                    (287,337)                     -
                Other assets                                                            (197,295)               104,781
              Increase (decrease) in :
                Accounts payable                                                          58,271               (136,452)
                Provision for vacations                                                        -                      -
                Provision for severance indemnity                                         16,495                  8,767
                Accrued expenses and withholdings                                          5,659                (22,744)
                Income taxes payable                                                      24,874                119,326
                                                                                 ---------------          -------------

Net Cash Provided by (Used in) Operating Activities:                                    (949,912)               407,400
                                                                                 ---------------          -------------

Cash Flows from Investing Activities:
    Purchase of fixed assets                                                             (56,032)               (75,772)
    Purchase of land held for sale                                                      (768,114)                     -
    Payments for purchase of property under construction
       or land for sale                                                                        -                 (8,153)
    Proceeds from sale of fixed assets                                                     4,767                      -
    Proceeds from sale of subsidiary (ITL)                                                     -                193,359
    Invested cash                                                                      1,282,343                    172
                                                                                 ---------------          -------------

Net Cash (Used in) Investing Activities                                                  462,964                109,606
                                                                                 ---------------          -------------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                Consolidated Statements of Cash Flows (Continued)

                     Six Months Ended June 30, 1997 and 1996



                                                                                       1997                   1996
                                                                                 ---------------         --------------
Cash Flows from Financing Activities:
    Cost of public offering                                                                    -               (244,009)
    (Advances to) repayments from related parties                                       (108,337)                26,434
    Proceeds from (payments on) notes payable to banks                                         -                (67,932)
    Principal borrowings (payments) on long-term debt                                    682,856                      -
    Dividends paid                                                                             -               (300,000)
    Proceeds from bridge loan                                                                  -                 65,000
                                                                                 ---------------          -------------


Net Cash Provided by (Used in) Financing Activities                                      574,519               (520,507)
                                                                                 ---------------          -------------

Net Increase (Decrease) in Cash                                                           87,571                 (3,501)

Cash at Beginning of Period                                                              168,156                 52,574
                                                                                 ---------------          -------------

Cash at End of Period                                                            $       255,727          $      49,073
                                                                                 ===============          =============

Supplemental Disclosure:
    The Company paid $8,810 and $113,563 for interest and $98,964 and $0 for income taxes in 1997 and 1996, respectively.


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         ANDEAN DEVELOPMENT CORPORATION


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

         On November 12, 1996, the Company completed the sale of 1,200,000 shares of its stock to the public in an offering that raised approximately $6,150,000 for the Company. At September 30, 1996, management capitalized approximately $355,000 of costs associated with the public offering which was charged off to paid-in capital at December 31, 1996.

         The Company granted the bridge loan lenders 21,000 warrants to purchase common stock of $1.70. As a result, cost associated with these warrants in the amount of $75,600 are being charged against operations during the period of the loan (May 1996 through January 1997). As of December 31, 1996, the Company has charged 65,000 to operations.

         During this period, the Company initiated two new operations intended to provide continuous cash flow. It has taken a 25% equity participation, including management responsibilities in a wine bottling and processing plant in Chile. The wine processing and bottling plant will commence operations in March 1998 and will produce up to two million bottles of wine during 1998, increasing to four million annually over the next five years. The Company is presently studying the possibility of purchasing a 500 acre vineyard, which in the future will provide grapes for the wine processing and bottling plant.

         Additionally, during this period, the Company purchased 35 acres of beach front property ("El Peral" project) close to Santiago which has a summertime population of approximately 500,000. The Company intends to sell lots and develop this property including the construction of mid-income vacation homes over a four year period. The Company has sold approximately 55% of the 35 acres, and in doing so has recouped its investment on this purchase.

         The Company is also presently reviewing a potential investment and/or acquisition of an electrical manufacturer located in Spain and various water utility projects in Chile and Peru.


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

                         ANDEAN DEVELOPMENT CORPORATION



         services is spread over a longer period of time. Thus, the fluctuation in the results of operations for each quarter may vary greatly, depending on the timing of payments for major equipment (both by and to the Company).


JUNE 30, 1997 COMPARED TO JUNE 30, 1996

         Gross revenues for the quarter ended June 30, 1997 increased $1,237,702 over the period ended June 30, 1996 from $1,472,037 to $2,709,739 an increase of approximately 84%. This increase is due to the first successful operations in the selling and developing of the beach property referred to above.

         Costs of operations for the fiscal period ended June 30, 1997 increased $889,767 over the fiscal period ended June 30, 1996 from $318,167 to $1,207,934 or 280%. This increase is attributable to the cost of preparing the beach front property for sale ("El Peral" project) and, in general, to the policy of the Company entering into business that will have a lower profit margin in itself but will create a steady cash flow and obtain a more regular Cost of Operations vs. Gross Revenue Rate.

         Selling and administrative expenses for the fiscal period ended June 30, 1997 increased $361,791 from $227,300 at June 30, 1996 to $589,091 at June 30, 1997 or 159%. This increase is attributable to the sale of lots in the "El Peral" project and the publicity and preparation costs related to this project.

         Other income (expense-net) as of June 30, 1997 increased from ($131,061) of expenses at June 30, 1996 to $24,998 of income amounting to a difference of $156,059. This increase is attributable to increased interest income as a result of the approximately $2,300,000 of invested cash.


LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1997 accounts receivable decreased $249,839 from $2,912,723 as of year end December 1996 to $2,662,884 as of June 30, 1997 or 9%. The amount of the receivable outstanding and the number of days outstanding is attributable to the timing of recognition of revenues as compared to the date of payment. In particular, in the case of equipment sales, the Company recognizes revenues on the sale of the equipment or on a turnkey project, when the contract between the purchasing company and the manufacturer is signed by both parties or an "order to proceed" is issued by the buyer. While the schedule of payment is set by contract, the time of payment may be determined by practices of the exporting country involved in the transaction as well as unanticipated delays caused by obtaining permits and export licenses and as a result it is not unusual for a transfer of funds to take 60-180 days. The Company normally receives its commission, which are fully earned at the time the award is made, 30 days after receipt of funds by the manufacturer it represents. Generally, payment terms conform to the

                         ANDEAN DEVELOPMENT CORPORATION


         contractual payment schedule between the buyer and the seller. The decrease in accounts receivable is attributable to increased receipts during the six month period and the terms of payments associated with these contracts.


         Accounts payable increased $58,271 from $262,671 as of December 31, 1996 to $320,942 as of June 30, 1997 or 22%. This increase is attributable to the increase in use of outside consultants related to the wine processing and bottling plant.

         Other current assets increased $287,337 from $140,010 as of December 31, 1996 to $427,347 as of June 30, 1997 or 205%. This increase is attributable to works in progress to increase our office space and to a loan to Consonni USA Inc.

         Total other assets increased $2,195,217 from $1,833,130 as of December 31, 1996 to $4,028,347 as of June 30, 1997 or 120%. This increase is attributable to the purchase of the beach front property and a note receivable related to the subsequent sale of 55% the property.

                         ANDEAN DEVELOPMENT CORPORATION



PART II: OTHER INFORMATION

ITEM 1:  Legal Proceedings
         None

ITEM 2:  Changes in Securities
         None

ITEM 3:  Defaults upon Senior Securities
         None

ITEM 4:  Submission of Matters to a vote of Securities Holders
         None

ITEM 5:  Other Information

         Subsequent Events

         During this period, the Company invested in a wine processing and bottling facility in Chile, which is scheduled to begin distributing up to two million bottles of wine commencing in March, 1998. The Company is currently reviewing other equity investments in South America and Europe.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements for filing on Form 10-QSB, and has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th of August, 1997.

                                  ANDEAN DEVELOPMENT CORPORATION

Dated:  March 31, 1997


                                  BY: /s/  PEDRO P. ERRAZURIZ
                                     ------------------------------
                                     Pedro P. Errazuriz , President
                                     (Principal Executive Officer)


                                  BY: /s/ JOSE LUIS YRARRAZAVAL
                                     --------------------------
                                     Jose Luis Yrarrazaval, Secretary/Treasurer
                                         (Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB has been signed by the following persons in the capacity and on the dates indicated.

SIGNATURE                  TITLE                     DATE
---------                  -----                     ----


/s/PEDRO P. ERRAZURIZ      President                 August 11, 1997
---------------------      (Principal Executive
 Pedro P. Errazuriz          Officer)



/s/JOSE LUIS YRARRAZAVAL   Treasurer                 August 11, 1997
------------------------   Director
 Jose Luis Yrarraaval      (Principal Accounting
                             Officer)

                                 EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------
  27              Financial Data Schedule