Form 10QSB
period 1997-09-30
ANDEAN DEVELOPMENT CORP
filed 1997-11-14
CIK 943184

FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997.

         ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________ to _______________.

Commission file number:   33-90696

                         ANDEAN DEVELOPMENT CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

FLORIDA                                              65-0648697
--------------------------------------------------------------------------------
State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                        Identification No.)

1900 Glades Road, Suite 351, Boca Raton, Florida              33431
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (561) 416-8930


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]            No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 1997, 2,820,000 shares of $.0001 par value common stock were outstanding.

                         ANDEAN DEVELOPMENT CORPORATION


                                      INDEX


Part I.           Financial Information

Item 1.           Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.          Other Information


                         ANDEAN DEVELOPMENT CORPORATION

                           Consolidated Balance Sheets

                    September 30, 1997 and December 31, 1996


                                   A S S E T S

                                                               1997                   1996
                                                         ---------------         ---------

Current Assets:
    Cash                                                 $      114,889           $     168,156
    Invested cash                                              1,373,915              3,598,760
    Accounts receivable, net                                   3,115,569              2,912,723
    Note receivable - current portion                            109,936                      -
    Due from related parties                                     270,675                 17,072
    Employee advances                                             26,060                      -
    Deferred income taxes                                          4,589                  4,589
    Other current assets                                         631,364                140,010
                                                         ---------------          -------------
           Total Current Assets                                5,646,997              6,841,310
                                                         ---------------          -------------

Furniture and equipment, net                                     225,753                165,557
                                                         ---------------          -------------

Other Assets:
    Undeveloped real estate, held for investment                 789,447                789,447
    Note receivable - long term portion                        1,229,827                      -
    Note receivable from related party                           606,031                606,031
    Deferred income taxes                                          5,501                  5,501
    Investment in affiliated companies                           956,377                425,250
    Other assets                                                 342,093                  6,901
                                                         ---------------          -------------
                                                               3,929,276              1,833,130
                                                         ---------------          -------------

                                                         $     9,802,026          $   8,839,997
                                                         ===============          =============

The accompanying notes are an integral part of these consolidated financial statements.



                         ANDEAN DEVELOPMENT CORPORATION

                     Consolidated Balance Sheets (Continued)

                    September 30, 1997 and December 31, 1996


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                       1997                   1996
                                                                                 ---------------         ---------
Current Liabilities:
    Obligations with banks                                                       $         5,686          $       -
    Current portion of long-term debt                                                     31,393                 39,578
    Accounts payable                                                                     170,906                262,671
    Due to related parties                                                               119,851                  7,562
    Income taxes payable                                                                 225,566                143,451
    Accrued expenses and withholdings                                                     34,190                 26,978
    Current portion of staff severance indemnities                                        21,469                 17,977
                                                                                 ---------------          -------------
           Total Current Liabilities                                                     609,061                498,217
                                                                                 ---------------          -------------

Long-Term Liabilities:
    Long-term debt, excluding current portion                                            130,806                145,344
    Staff severance indemnities, long-term portion                                        62,844                 36,674
                                                                                 ---------------          -------------
                                                                                         193,650                182,018
                                                                                 ---------------          -------------

Shareholders' Equity:
    Common stock, $.0001 par value, 20,000,000 shares authorized, 2,820,100 shares issued and outstanding at September 30, 1997 and
       December 31, 1996,  respectively                                                      282                    282
    Additional paid-in capital                                                         5,566,066              5,724,320
    Retained earnings                                                                  3,480,409              2,479,810
    Cumulative translation adjustment                                                    (47,442)               (44,650)
                                                                                   -------------          -------------
                                                                                       8,999,315              8,159,762
                                                                                 ---------------          -------------

                                                                                 $     9,802,026          $   8,839,997
                                                                                 ===============          =============

The accompanying notes are an integral part of these consolidated financial statements.



                         ANDEAN DEVELOPMENT CORPORATION

                        Consolidated Statements of Income

                  Nine Months Ended September 30, 1997 and 1996



                                                          1997                   1996
                                                    ---------------         ---------
Revenues from Operations:
    Revenues                                        $     3,568,286          $   2,187,541
    Cost of operations                                   (1,689,404)              (635,337)
                                                    ---------------          -------------

Gross Profit                                              1,878,882              1,552,204

Selling and Administrative Expenses                         674,008                333,209
                                                    ---------------          -------------

Income from Operations                                    1,204,874              1,218,995
                                                    ---------------          -------------

Other Income (Expense), net                                 (25,686)              (169,586)
                                                      --------------         --------------

Income Before Income Taxes                                1,179,188              1,049,409

Income Taxes                                                178,589                147,361
                                                    ---------------          -------------

Net Income                                          $     1,000,599          $     902,048
                                                    ===============          =============

Net Income Per Common Share                         $           .36          $         .60
                                                    ===============          =============

Weighted Average Shares Outstanding                       2,752,411              1,500,100
                                                    ===============          =============

The accompanying notes are an integral part of these consolidated financial statements.


                         ANDEAN DEVELOPMENT CORPORATION

                      Consolidated Statements of Cash Flows

                  Nine Months Ended September 30, 1997 and 1996



                                                                                       1997                   1996
                                                                                 ---------------         ---------
Cash Flows from Operating Activities:
    Net income                                                                   $     1,000,599          $     902,048
    Adjustments to reconcile net income to net cash provided
       (used) by operating activities:
          Depreciation                                                                    14,322                  6,944
          Profit on sale of fixed assets                                                  (6,031)                     -
          Changes in assets and liabilities:
              (Increase) decrease in:
                Accounts receivable                                                     (202,846)              (538,843)
                Note receivable                                                       (1,339,763)                     -
                Other current assets                                                    (491,354)                80,537
                Employee advances                                                        (26,060)                     -
                Other assets                                                            (335,192)                  (200)
              Increase (decrease) in:
                Accounts payable                                                         (91,765)               (37,728)
                Provision for severance indemnity                                         29,663                 10,331
                Accrued expenses and withholdings                                          7,212                (22,956)
                Income taxes payable                                                      82,115                145,914
                                                                                 ---------------          -------------

Net Cash Provided by (Used in) Operating Activities:                                  (1,359,100)               546,047
                                                                                 ---------------          -------------

Cash Flows from Investing Activities:
    Purchase of fixed assets                                                            (73,283)                (75,772)
    Investment in subsidiaries                                                          (531,127)                     -
    Payments for purchase of property under construction
       or land for sale                                                                        -                 22,402
    Proceeds from sale of fixed assets                                                     4,797                      -
    Proceeds from sale of subsidiary (ITL)                                                     -                193,359
    Purchase of bridge loan warrants                                                     (87,000)                     -
    Invested cash                                                                      2,224,845                    260
                                                                                 ---------------          -------------

Net Cash (Used in) Investing Activities                                                1,538,232                140,249
                                                                                 ---------------          -------------

The accompanying notes are an integral part of these consolidated financial statements.



                         ANDEAN DEVELOPMENT CORPORATION

                Consolidated Statements of Cash Flows (Continued)

                  Nine Months Ended September 30, 1997 and 1996



                                                                                       1997                   1996
                                                                                 ---------------         ---------
Cash Flows from Financing Activities:
    Cost of public offering                                                              (71,255)              (355,377)
    (Advances to) repayments from related parties                                       (141,315)               (71,808)
    Proceeds from (payments on) notes payable to banks                                     5,686                116,942
    Principal borrowings (payments) on long-term debt                                    (22,723)              (152,713)
    Dividends paid                                                                             -               (300,000)
    Proceeds from bridge loan                                                                  -                 65,000
                                                                                 ---------------          -------------


Net Cash Provided by (Used in) Financing Activities                                     (229,607)              (697,956)
                                                                                   -------------          -------------

Effect of Exchange Rate Changes                                                          (2,792)                      -

Net Increase (Decrease) in Cash                                                         (53,267)                (11,660)

Cash at Beginning of Period                                                              168,156                 52,574
                                                                                 ---------------          -------------

Cash at End of Period                                                            $       114,889          $      40,914
                                                                                 ===============          =============

Supplemental Disclosure:

    The Company paid $13,963 and $141,933 for interest and $97,023 and $29,507 for income taxes in 1997 and 1996, respectively.


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


SEPTEMBER 30, 1997 COMPARED TO SEPTEMBER 30, 1996

         Gross revenues for the quarter ended September 30, 1997 increased $1,380,745 over the period ended September 30, 1996 from $2,187,541 to $3,568,286 an increase of approximately 63%. This increase is due to the first successful operations in the selling and developing of the beach property referred to above and commissions earned from various projects.

         Costs of operations for the fiscal period ended September 30, 1997 increased $1,054,066 over the fiscal period ended September 30, 1996 from $635,337 to $1,689,403 or 166%. This increase is attributable to the cost of preparing the beach front property for sale ("El Peral" project) and, in general, to the policy of the Company entering into business that will have a lower profit margin in itself but will create a steady cash flow and obtain a more regular Cost of Operations vs. Gross Revenue Rate.

         Selling and administrative expenses for the fiscal period ended September 30, 1997 increased $340,799 from $333,209 at September 30, 1996 to $674,008 at September 30, 1997 or 102%. This increase is attributable to the sale of lots in the "El Peral" project and the publicity and preparation costs related to this project and other various projects related to the core business.

         Other income (expense-net) as of September 30, 1997 decreased from ($169,586) of expenses at September 30, 1996 to ($25,686) of expenses amounting to a difference of $143,900. This decrease is attributable to increased interest income as a result of the approximately $2,300,000 of invested cash.

         Net income increased from $902,048 at September 30, 1996 to $1,000,599 at September 30, 1997. This increase of $98,551 or 11% is attributable to increased commissions earned during the period.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1997 accounts receivable increased $202,846 from $2,912,723 as of year end December 1996 to $3,115,569 as of September 30, 1997 or 7%. The amount of the receivable outstanding and the number of days outstanding is attributable to the timing of recognition of revenues as compared to the date of payment. In particular, in the case of equipment sales, the Company recognizes revenues on the sale of the equipment or on a turnkey project, when the contract between the purchasing company and the manufacturer is signed by both parties or an "order to proceed" is issued by the buyer. While the schedule of payment is set by contract, the time of payment may be determined by practices of the exporting country involved in the transaction as well as unanticipated delays caused by obtaining permits and

                         ANDEAN DEVELOPMENT CORPORATION


         export licenses and as a result it is not unusual for a transfer of funds to take 60-180 days. The Company normally receives its commission, which are fully earned at the time the award is made, 30 days after receipt of funds by the manufacturer it represents. Generally, payment terms conform to the contractual payment schedule between the buyer and the seller. The decrease in accounts receivable is attributable to increased receipts during the six month period and the terms of payments associated with these contracts.


         Accounts payable decreased $91,765 from $262,671 as of December 31, 1996 to $170,706 as of September 30, 1997 or 35%. This decrease is attributable to timing differences occurring in the normal course of business.

         Other current assets increased $491,354 from $140,010 as of December 31, 1996 to $631,364 as of September 30, 1997 or 350%. This increase is attributable to works in progress to increase our office space and to a loan to Consonni USA Inc.

         Total other assets increased $2,096,146 from $1,833,130 as of December 31, 1996 to $3,929,276 as of September 30, 1997 or 114%. This increase is attributable to the purchase of the beach front property and a note receivable related to the subsequent sale of 55% the property.

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

         On October 1, 1997, the Company declared dividends of $.20 per share to stockholders of record on October 31, 1997, payable in two installments on December 31, 1997 and March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements for filing on Form 10-QSB, and has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th of November, 1997.

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

SIGNATURE                  TITLE                     DATE
---------                  -----                     ----


/s/PEDRO P. ERRAZURIZ      President                 November 13, 1997
---------------------      (Principal Executive
 Pedro P. Errazuriz          Officer)



/s/JOSE LUIS YRARRAZAVAL   Treasurer                 November 13, 1997
------------------------   Director
 Jose Luis Yrarraaval      (Principal Accounting
                             Officer)

                                 EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------
  27              Financial Data Schedule