Form 10KSB40
period 1997-12-31
ANDEAN DEVELOPMENT CORP
filed 1998-04-14
CIK 943184

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1997
                          Commission File No. 33-90696

                         ANDEAN DEVELOPMENT CORPORATION
                 (Name of Small Business Issuer in Its Charter)

           FLORIDA                                       65-0420146
(State of Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)

1900 GLADES ROAD, SUITE 351, BOCA RATON, FLORIDA             33431
  (Address of Principal Executive Offices)                 (Zip Code)

                                 (561) 416-8930
                  (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:        NONE


                                                   Name of Each Exchange
  Title of Each Class                              on Which Registered

---------------------------------                  -----------------------------
---------------------------------                  -----------------------------

Securities registered under Section 12(g) of the Exchange Act:
                         COMMON STOCK, $.0001 PAR VALUE
                                (Title of Class)

                    REDEEMABLE COMMON STOCK PURCHASE WARRANTS
                                (Title of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
                                Yes X            No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

         State issuer's revenues for its most recent fiscal year:  $3,529,296

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 30, 1998 computed by reference to the closing bid price of the Common Stock was $4.813 on that date: $13,573,141.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         2,820,100 shares of Common Stock, $.001 par value, as of December 31, 1997.

         Transitional Small Business Disclosure Format (check one) Yes    No   X

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         Andean Development Corporation ("ADC") was organized in 1994 as a holding company to acquire Errazuriz y Asociados Ingenieros S.A. ("E&A") and Igenor Andina S.A. ("INA"), both Chilean corporations located in Santiago, Chile. Except as otherwise specifically noted, ADC, E&A and INA are collectedly referred to herein as the "Company."

         E&A, organized in February 1991, specializes, as an agent, in the sale of major electrical and mechanical equipment, and in the representation of foreign manufacturers of electrical and mechanical equipment in South America. E&A also offers technical assistance for both turnkey and non-turnkey public works and development projects to be constructed in South America and primarily in Chile. Since 1991, E&A has facilitated the sale of more than $550 million of equipment and installations including generators, turbines and conveyors, which has generated commission for the Company. See "Core Business."

         INA, organized in 1986, focuses on providing engineering consulting services and project management for irrigation, water treatment plants, tunneling and hydroelectric power plants. Since 1986, INA, alone and in conjunction with Norconsult International, A.S. of Norway ("Norconsult"), an international engineering company, has provided engineering, consulting and project management services relating to engineering projects valued at approximately $22 million since inception, of which approximately $11.6 million was revenues the Company has realized. See "Core Business."

         The Company's strategy consists of (i) capitalizing on its historical participation in the electric utility sector, ecology and irrigation projects, and the potable and waste water treatment fields in order to expand its core business, and (ii) investing in businesses that will provide a steady cash flow to the Company. The Company also expects that the continuing stability of the Chilean economy, inflation rates and privatization of business in Chile which have increased investment in Chile will have a positive impact on the Company and its operations. Additionally, other South American countries have undertaken privatization policies similar to Chile, which may provide other opportunities to the Company's core business.

         Pursuant to the Company's business plan, during August 1997, the Company purchased a 31% equity interest for $85,325 in a wine processing facility in Chile ("Vina Valle del Itata S.A.") that is expected to commence full initial production capability of approximately 1.5 million liters of wine, as of March 1998. In November 1997, the Company also purchased a 670 acre farm in the Itata Region in Chile for $1,073,000 to establish a vineyard. As of December 31, 1997, the Company was also in the process of purchasing a 70% equity interest for $101,032 in Ingesis, a Chilean software development company ("Ingesis") and a 51% equity interest in Negociaciones y Servidumbre S.A., a Chilean corporation ("NYSA") for $125,508. Ingesis has developed a system, utilizing a digital signature generated by encrypting a logarithm on a computer chip and NYSA specializes in negotiation and purchasing of land for use by electrical utilities.

         In May 1997, Pedro Pablo Errazuriz, the Company's Chief Executive Officer ("CEO"), President and Chairman of the Board, acquired a 20% interest in Construcciones Electromecanicas Consonni S.A., a Spanish corporation that manufactures motor control centers and switchgear ("Consonni") and in Equipos de Control Electrico S.A., a Spanish corporation and the international marketing and sales arm of Consonni ("ECESA", and collectively with Consonni, "Consonni/ECESA") from unrelated third parties, increasing his equity interest in Consonni/ECESA to 77%. In June and July 1997, the Company purchased an 11% equity interest in Consonni/ECESA for approximately $671,000 from unrelated third parties. Subsequently, during August 1997, Mr. Errazuriz, on behalf of his interest of 77% and the 11% interest owned by the Company, entered into a share exchange agreement with Consonni USA, Inc., a Florida corporation ("CONUSA"), where the aggregate 88% interest of Consonni/ECESA was exchanged for 2,300,000 shares of CONUSA Common Stock (representing approximately a 76.7% interest in CONUSA). Effective December 31, 1997 and subject to shareholder approval, the Company will acquire Mr. Errazuriz's interest in CONUSA for approximately $4.3 million for stock and other consideration. See "1997 Investments in New Companies - Consonni/ECESA" and "Certain Relationships and Related Transactions."

         The Company's offices are currently located at 1900 Glades Road, Boca Raton, Florida, U.S.A. and its telephone number is (561) 416-8930. Its fiscal year end is December 31.

BACKGROUND

         The Company was incorporated as a Florida corporation on October 19, 1994 under the name "Igenor U.S.A., Inc." On January 10, 1995, the Company changed its name to "Andean Development Corporation." The Company undertook a reorganization upon the closing of its November 1996 initial public offering, but which was given effect as of December 31, 1994, whereby E&A and INA became majority owned (99.99%) subsidiaries of the Company pursuant to share exchange agreements. Chilean corporate law requires that a Chilean corporation have no less than two different shareholders at any given time and thus, one share of INA is owned by E&A and one share of E&A is owned by INA.

         E&A was organized on February 28, 1991, in Santiago, Chile, as a Chilean limited partnership under the name "Errazuriz y Asociados Ingenieros Limitada." On September 21, 1994, E&A was reorganized as a Chilean corporation and its name was changed to "Errazuriz y Asociados Ingenieros S.A."

         INA was organized on June 11, 1986, in Santiago, Chile as a Chilean limited partnership under the name "Ingenieria Norconsult Andina Limitada." Initially INA was a joint venture between Norconsult, a worldwide engineering consulting company based in Oslo, Norway and Errazuriz y Asociados Arquitectos S.A. ("EAA"), a major shareholder of ADC. See "Principal Shareholders." Norconsult subsequently sold its participation to Igenor Ingenierie et Gestion,

S.A., a Swiss corporation ("Igenor"), which is also a majority shareholder of the Company. On September 15, 1994, pursuant to Chilean law, INA was reorganized from a limited partnership to a Chilean corporation, and its name was changed to "Igenor Andina S.A."

         In September 1996, the Company organized ADC Andean, S.A. ("ADC Swiss") as a Swiss corporation. ADC Swiss is a wholly-owned corporation of ADC.

         In July 1997, the Company organized AEFC as a Florida corporation. As of December 31, 1997, AEFC is a wholly-owned subsidiary of the Company.

HISTORY AND ECONOMIC OVERVIEW

         Since the inception of INA in 1986, the Company has transitioned itself from sales of equipment to sales of commercial work and procuring large turnkey projects as a consultant to and representative of international consortiums. Since 1991, the Company, through INA, has focused on the energy and infrastructure sectors. In connection with these activities, the Company has also acted as project manager and supplier of specialized engineering services. Generally, all services related to engineering, design, consulting, supervising and inspecting of construction projects have been initiated by INA, and those related to sale of equipment for construction projects have been initiated by E&A.

         The Company's services have historically been provided to both private companies and governmental agencies, with more than half of the Company's total revenues coming from the private sector during recent years. The Company has been a supplier of equipment, spare parts and engineering services for most of the largest utilities in Chile including, among others, private companies such as ENDESA, S.A. (the largest electrical utility company in Chile), Chilgener S.A. (the second largest electrical utility company in Chile), Minera Valparaiso S.A. (a mining company), CREO (Cooperative Regional Ectrica de Osorno) (an electrical utility company), and Edelnor S.A. (an electrical distribution company); and government owned companies such as Codelco (Corporacion Nacional del Cobre de Chile) (the largest government owned mining company in Chile), Colbun S.A. (an electrical utility company), and Petrox S.A. (a petrol-chemical and oil company).

CORE BUSINESS

E&A

         E&A specializes, as an agent, in the sale of major electrical and mechanical equipment in the representation of foreign manufacturers. A substantial amount of its sales is for equipment relating to the electrical utilities, mining, and materials handling industries. This include medium and high voltage generators, transformers, controls, cables, gas and steam turbines and industrial boilers, as well as other materials such as cranes, unloading facilities, coal handling systems, crushers, air cleaning systems and ventilators. Additionally, E&A offers technical assistance to bidders during the preparation of tender (bid) documents for turnkey and non-turnkey projects, as well as throughout a project, once bids have been awarded. E&A has been successful in obtaining and maintaining its representations of foreign equipment manufacturers by offering engineering and sales support by experienced civil and industrial engineers. These professionals are knowledgeable in both the technical and sales aspects of a project and also have established contacts and networks in Chile necessary to successfully compete with larger international companies. While many of the services offered by the Company are comparable to those of its competitors, because of the Company's historical presence in Chile and its reputation for quality services, it can effectively compete with larger competitors and offer additional services not available from its competitors. See "Competition."

         The services offered by E&A include, but are not limited to:

         1.       /bullet/ Forecasting of market trends.
                  /bullet/ Market research
                  /bullet/ Financing (expertise in local and foreign loans)

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

         While E&A does not charge any fee for the services described in item 1 above and funds the related operating costs, the services described in item 2 above are developed for a customer on a fee basis once a project is secured. Additionally, equipment manufacturers pay E&A a commission upon receipt of the award of a project. The commission is typically based on a percentage of the amount of the sale, which varies depending upon the size and scope of a project. See "Recent Projects."

         In preparing bid documents for various projects, E&A has and will continue to form consortiums of various equipment manufacturers who provide products on competitive terms and conditions. E&A intend to assist in obtaining financing of projects through both domestic (Chile) and international financial institutions.

INA

         INA focuses primarily on providing engineering consulting services for hydroelectric plants and civil construction projects (tunneling projects). Most of the engineering services provided by INA result from INA's exclusive representation of Norconsult. Currently, one or two hydroelectric plants are built in Chile every year, while each year Norconsult participates worldwide in the design of 10 to 15 of such plants. As a result, INA's relationship with Norconsult provides INA with the ability to offer its customers state-of-the-art knowledge for these types of projects while, at the same time, associating with local engineering companies in preparing bid documents for such projects. INA also offers most services not only relating to hydroelectric power plants, but also to infrastructure and irrigation projects, from the pre-construction stage through the commissioning of the project.

         Additionally, INA has the ability to erect small electro-mechanical installations and material handling systems. As a project manager for an installation, INA coordinates with a consortium of equipment manufacturers in the preparation and delivery of turnkey projects after a bid has been awarded. INA also provides local engineering support to its clients.

         Both E&A and INA believe they have built superior reputations in their specific areas of expertise, having been involved in the greater majority of all hydroelectric plants built in Chile since 1985, as well as other major electro-mechanical projects than its Chilean competitors. A major part of the Company's know-how is its understanding of a customer's needs and being its ability to offer its customers goods and services that deviate only to the extent that such deviations or substitutions make a bid more competitive. The Company believes that in order to be awarded a bid, a bidder needs to know the end user and through the years, the Company has obtained this knowledge by working with the major companies in Chile (both private and public) who request these bids. See "Major Projects."

         The Company intends to further grow its core business by expanding in North America and Europe as well as to seek additional representation of U.S. and other North American based companies for sales to be made in Chile. To facilitate this growth, the Company has established a U.S. office located in Boca Raton, Florida. The Company has also acquired a 77% equity interest in Consonni/ECESA from Mr. Errazuriz, subject to shareholder approval at the Company's 1997 Annual Shareholders Meeting which shall be held as soon as practicable. See "1997 Investments in New Companies - Consonni/ECESA" and "Certain Relationships and Related Transactions." The Company believes that by establishing its presence in the U.S. and Europe, it will be more competitive because it will have more direct access to foreign manufacturers located in North America, as well as other countries in North America and in Europe.

Major Representations (Exclusive)

NAME OF COMPANY                                      COUNTRY OF ORIGIN                  SECTOR
---------------                                      -----------------                  ------

Accusonic, Inc./O.R.E. Intl. Inc.                    U.S.A.                             Ecology & water treatment
Berdal Stromme A.S.                                  Norway                             Engineering
Consonni S.A.                                        Spain                              Energy and electricity
Kvaerner Energy A.S.                                 Norway                             Energy
Kvaerner Turbin A.B.                                 Sweden                             Mech. equip. for energy
Linde A.G                                            Germany                            Mining processor, chemical plants
Norconsult Int. A.S.                                 Norway                             Engineering
Union Espanola de Explosivos                         Spain                              Mining explosives

Selected Special Sales Representations (Non-Exclusive)

NAME OF COMPANY                                      COUNTRY OF ORIGIN                  NAME OF PROJECT
---------------                                      -----------------                  ---------------

ABB-Air Preheater                                    U.S.A.                             Ventanas Power Plant
ABB-Sweden                                           Sweden                             Pangue
ABB-Switzerland                                      Switzerland                        Curillinque
ABB-Solyvent Ventec                                  Spain                              Various mines (Exxon)
AEG                                                  Germany                            Pangue
Babcock & Wilcox/Cranes Div.                         Spain Ventanas                     Cranes
Babcock & Wilcox Espanola, S.A.                      Spain                              Mejillones Power Plant
Baedeker y Navarro  (BYNSA)                          Spain                              Tocopilla Cranes
Combustion Engineering                               U.S.A.                             Chuquicamata
G.E.C. Large Machines                                U.K.                               Guardia Vieja
G.E.C. Mechanical Handling                           U.K.                               Cement Storage and Conveyor
Ingemas                                              Spain                              Ventanas Conveyor System
Marubeni Corp.                                       Japan                              Copper Concentrates Distr.
Mitsubishi Corp.                                     Japan                              Polpaico
National Drying Machinery Co.                        U.S.A.                             Invertec
Siemens A.G.                                         Germany                            Mejillones Th Power Plant
                                                                                        Loma Alta Hydroelectric
Sumitomo Corp.                                       Japan                              Submarine Cables
Westinghouse Electric Company                        U.S.A.                             Turbines/Edegel, Peru


RECENT PROJECTS - 1993 - 1996

         Below is a representative list of the main equipment, turnkey projects and engineering sales made by the Company from 1993 to 1996.(1)(2)

                                                                                                                     APPROXIMATE
NAME OF PROJECT            EQUIPMENT                 TYPE OF PROJECT           CUSTOMER         SUPPLIER             VALUE
---------------            ---------                 ---------------           --------         --------             -----
1993

Ortiga Tunnel              Redesign of tunnel        Engineering               Exxon            Norconsult           $100,000
Canutillar                 Power Plant tunnels       Engineering               Endesa           Norconsult           $200,000
Mejillones                 Thermal power plant       Advisory                  Edelnor          Babcock Wilcox       $100 million
Capullo                    Hydropower                Advisory                  CREO             Kvaerner             $5 million
                                                     & erection                Norconsult

1994

Pangue                     General design &          Engineering               Kvaerner         Norconsult A.S.      $2.7 million
                           supplier coordination
Pangue                     Hydropower                Advisory                  Pangue S.A.      Kvaerner Turnbin     $70 million
Antafagasta                Sewage system             Engineering               Bayesa           Biwater Int'l.       $8 million
  Wastewater

                                                                                                                     APPROXIMATE
NAME OF PROJECT           EQUIPMENT                     TYPE OF PROJECT       CUSTOMER         SUPPLIER              VALUE
---------------           ---------                     ---------------       --------         --------              -----
1995

Patache                   Cranes                        Advisory              CELTA            Babcock Wilcox -      $10 million
                                                                                               Espana
Lorna Alta                Hydropower                    Advisory              Pehuenche        Siemens-              $20 million
                                                                                               hidrovevey
San Ignacio               Thermal-electrical plant      Advisory              Endesa           Misubishi             $100 million

1996

Andina                    Water tunnel system           Engineering           Codelco          Norconsult            $100,000
Nehuenco                  Thermal-electrical plant      Advisory              Colbun           Siemens               $100 million
Costanera,
   Argentina              Thermal electrical plant      Advisory              Endesa           Mitsubishi            $200 million

         (1) A number of the bids awarded for the projects described above were awarded to a group of bidders forming a consortium.

         (2) Typically, for projects valued in excess of $100 million, the Company will earn a commission of between 0.03% to 1% of the bid price of the project; for projects valued between $20 million and $100 million, from 1% to 3.5%; and from $1 million to $20 million, between 3% and 5%. For sales less than $1 million, the commission typically ranges between 5% and 10%. Factors that determine the amount of commission include, among others, the amount of engineering services provided by the Company.

1997 Projects

         During 1997 the Company has participated in the following projects:

         /bullet/ ANDRADE GUTIERREZ S.A. (CORTADERAL/ALTO CACHAPOAL PROJECT).
                  Andrade Gutierrez S.A., a Chilean corporation, has developed a 400 megawatt hydroelectric power concern, which is currently in the pre-construction stage. The Company represented Kvaener Energy A.S. for the sale of four turbine generator sets and other relevant equipment estimated to be $60,000,000 to $70,000,000. The project was awarded to this group during September 1996.

         /bullet/ HACIENDA SAN LORENZO S.A. (MAMPIL Y PEUCHEN POWER PLANT).
                  Elecnor S.A., along with Iberdrola (Spain), have been awarded the bid for the construction, operation and partial ownership of a group of small power plants in the south of Chile. The Company has been invited to submit bids on behalf of Kvaerner Turbin A.B. and Siemens for the equipment to be used in connection with the powerhouses. During October, the electrical aspect of the project was awarded to Siemens and the contract was signed in January 1997.

         /bullet/ EL PERAL LAND DEVELOPMENT PROJECT. The Company was hired as consultant to develop beachfront property near Santiago,. The project was awarded and the Company is providing advising services regarding the sale of options on the land.

         /bullet/ TOCOPILLA ELECTROANDINA PROJECT. Electroandina, the owner of
                  Tocopilla Power Plant - the main electric installation in the north of Chile, requested bids to supply a 425 megawatt gas powered thermal power plant to be located at Tocopilla, Chile, and a similar device at Caleta Coloso, also in the north of Chile. The Company participated in the project, which was awarded to the consortium of which the Company is a part, in December 1997.

         /bullet/ YAMANGO HYDROPOWER PLANT. Edegel, the largest Peruvian electric utility, requested bids for a new hydropower electric plant to be located at the East of Lima, Peru. The Company participated in this bid and was awarded the project in November 1997.

WATER RELATED PROJECTS

Aguas y Ecologia S.A. and the Bayesa Project

         While Chile has made significant economic gains over the past 12 years in terms of foreign trade, the development of electrical utilities, the export of agricultural and cellulose products, the efforts of the Chilean government to take actions in the sanitary services and waste water treatment have been slower in coming. The first steps toward waste water treatment commenced in 1987 when the Ministry of Public Works called for bids to clean the Mapocho River Systems (which account for 30% of all the waste water in Santiago), however a number of political stalemates halted development in this area until 1993, which the Chilean government commenced privatization of the water utility industry.

         The Company, through ADC Swiss, currently owns a 67.5% of Aguas y Ecologia S.A. ("A&E"), a Chilean corporation. A&E, in turn, owns a 10% interest in Biwater-Aguas y Ecologia S.A. ("Bayesa"), which owns and operates the Bayesa Project (the "Bayesa Project"). The Bayesa Project includes the design, construction, and management of a waste water treatment facility in Antafagasta, Chile for ESSAN (which is the water supply and treatment facility for the second region of Chile where Antofagasta), and the right to sell reclaimed industrial grade water.

         The Bayesa Project will terminate after 30 years of operation, at which time Bayesa anticipates that it will transfer the Bayesa Project to ESSAN for no consideration. The Company took the reversion of the Bayesa Project back to ESSAN into consideration when deciding to take an equity position in the Bayesa Project. The Company concluded was that it was in the Company's best interest to invest in the Bayesa Project, because of the potential profitability during the 30-year term of the contract.

         Realizing that there appeared to be an emerging business in water purification and treatment in Chile, the Company decided to seek additional relationships with foreign entities that have experience in water purification and may be partners in an eventual privatization project. Below is an overview of these relationships and proposed projects.

Pridesa

         Effective September 1997, the Company entered into an agreement with Pridesa, a medium size Spanish company engaged in developing waste water treatment and desalinization plants. Under the terms of this agreement, the Company and Pridesa will seek to construct, own, and manage a 34,000 cubic meter per day desalinization plant in Iquique in the northern region of Chile, one of the driest regions in the world. It is anticipated, but there can be no assurances, that 75% of the funding for this plant will come from Spanish government loans on favorable terms. The guaranty of the funding is anticipated to be provided as a project loan from various Chilean banks. It is expected that the Company will have a significant equity position and management role in this project.

Colina

         Colina is one of the main future suburbs for Santiago. Currently, many first class real estate projects are under development in this area. It is expected that within 15 years, the population of this area will grow to 600,000. Water is currently available in limited supply and is expected to become a major problem in the near future. The Company has been asked to analyze the feasibility of a water treatment facility in this sector and will be interested in participating in that business, if one develops.

Temuco

         A similar situation to Colina has occurred in Temuco, one of the fastest growing city in Chile. In 1995, the population increase in Temuco was 23% and currently it has around 300,000 inhabitants. An independent third party has requested the Company to investigate a water supply project that could be developed in that city.

1998 PROJECTS

1)       RALCO
         Project's owner            :       Endesa, Chile
         Location                   :       Chile, 8th Region
         Type of project            :       Hydroelectric Power Plant
         Capacity                   :       560 megawatt approximately
         Bid submission date        :       Third Quarter, 1998
         Award estimated date       :       Last Quarter 1999
         Estimated Bid Price        :       $100 million

2)       GUAVIO
         Project's owner            :       Endesa (Emgesa, Colombia)
         Location                   :       200 km east of Bogota
         Type of project            :       Hydroelectric Project
         Capacity                   :       220 megawatt approximately
         Bid submission date        :       September 1998
         Award estimated date       :       November 1998
         Estimated Bid Price        :       $40 million

3)       PP. RIO de JANEIRO
         Project's owner            :       Cachoeira Dorada SA - Endesa/Edegel
         Location                   :       Rio de Janeiro, Brazil
         Type of project            :       Gas Powered Combined Cycle
         Capacity                   :       120 megawatt approximately
         Bid submission date        :       February 1998
         Award estimated date       :       April 1998
         Estimated Bid Price        :       $35 million

4)       COSTANERA ADVISORY
         Project's owner            :       Central Buenos Aires-Endesa/Entergy
         Location                   :       Buenos Aires, Argentina
         Type of project            :       Engineering Advisory
         Bid submission date        :       January 1998
         Award estimated date       :       January 1998
         End of Project             :       April 1998

5)       CHIMAY
         Project's owner            :       EDEGEL, Peru
         Location                   :       150 km east of Lima
         Type of project            :       Hydroelectric Plant
         Capacity                   :       60 megawatt approximately
         Bid submission date        :       February 1998
         Award estimated date       :       May 1998
         Estimated Bid Price        :       $100 million

6)       TERMO BIBLIS
         Project's owner            :       Electrica de Cartagena, Colombia -
                                            Termo Biblis
         Location                   :       Cartagena
         Type of project            :       Gas powered Combined Cycle (Siemens)
         Capacity                   :       350 megawatt approximately
         Bid submission date        :       April/May 1998
         Award estimated date       :       June 1998
         Estimated Bid Price        :       $150 million

7)       COYA- PANGAL
         Project's owner            :       Codelco Chile
         Location                   :       100 south of Santiago
         Type of project            :       Hydroelectric Project, purchase of
                                            Plant
         Capacity                   :       70 megawatt approximately
         Bid submission date        :       June/August 1998
         Award estimated date       :       December 1998
         Estimated Bid Price        :       $75 million

8)       DESALINIZATION ANTAFAGASTA
         Project's owner            :       ESSAN, Joint Venture
         Location                   :       Antafagasta, Chile
         Type of project            :       Desalting Plant, water production
         Capacity                   :       350 lkts/sec approx.
         Bid submission date        :       July 1998
         Award estimated date       :       October 1998
         Estimated Bid Price        :       $30 million

         A number of Chilean companies with whom the Company has established relationships are now making investments and developing projects outside Chile and as indicated above, a number of these companies have engaged the Company to provide services for these projects.

STRATEGY FOR EQUITY PARTICIPATION

         While both E&A and INA have been profitable during recent years, their ability to produce a steady cash flow for the Company is limited by the nature of their businesses since their activities depend almost exclusively on the number of bids that are awarded to each of them. Income from these businesses requires that first, new projects are developed; second, appropriate equipment is available to offer to a project at competitive prices; and third, and most importantly, that the Company is successful in selling the equipment and services. The Company believes that to expand the businesses of E&A and INA, the Company may require higher fixed costs and less flexibility. Alternatively, increasing the number of employees does not necessarily mean increased sales and profitability to the Company.

         Management believes that by establishing an equity position in other ventures will provide the Company with (a) diversified profitable growth; (b) stabilized cash flow; and (c) the ability to further capitalize on the stability of the Chilean economy. As a result, during 1997, the Company made a number of equity investments in business which are anticipated to create a steady cash flow to the Company and which will grow in the future.

1997 INVESTMENTS IN NEW COMPANIES

Consonni/ECESA

         In May 1997, Mr. Errazuriz, the Company's CEO, President and Chairman, acquired a 20% interest in Consonni/ECESA from unrelated third parties, increasing his equity interest in Consonni/ECESA to 77%. Consonni/ECESA are Spanish corporations that market, manufacture, distribute and sell motor control centers and switchgear. In June and July 1997, the Company purchased an 11% equity interest in Consonni/ECESA for approximately $671,000 from unrelated third parties.

         Consonni/ECESA has experienced significant operating losses up through 1996, resulting in a substantial accumulated deficit. Under Spanish government regulations, a company is not allowed to operate with significant accumulated deficit without government intervention. As a result, in July 1996, the Spanish government under judicial orders, placed Consonni/ECESA under administrative supervision whereby managements was required to present a strategic plan with the intent to eliminate the supervision by demonstrating an ability to continue as a going concern. As part of its plan, Consonni/ECESA developed a strategy to eliminate a substantial amount of its debt and in particular, the amounts due to the Social Security Administration of Spain and other governmental agencies and negotiated with these governmental entities to reduce the amount of debt due to these agencies, which reduction of debt was approved. In June and July 1997, once these negotiations were substantially finalized, the Company purchased an 11% interest in Consonni/ECESA for approximately $671,000 from unrelated third parties.

         Subsequently, during August 1997, Mr. Errazuriz, on behalf of his interest of 77% and the interest owned by the Company (subject to shareholder approval) of 11%, entered into a share exchange agreement with CONUSA, whereby the 88% interest of Consonni/ECESA was exchanged for 2,300,000 shares of CONUSA Common Stock (representing approximately a 76.7% interest in CONUSA). CONUSA has applied for inclusion of its common stock on the OTC Bulletin Board, which is a limited market. CONUSA intends to apply for inclusion on the National Association of Security Dealers Automated Quotation (Nasdaq) SmallCap Market System at such time as CONUSA meets the initial listing requirements.

         Effective December 31, 1997, but subject to shareholder approval (which approval shall be sought at the Company's 1997 Annual Shareholders' Meeting to be held as soon as practicable), the Company will enter into an agreement with Mr. Errazuriz whereby Mr. Errazuriz shall sell his 77% interest in CONUSA to the Company for approximately $4.3 million, which shall be payable as follows (i) approximately $212,000 in forgiveness of loans made by the Company to Mr. Errazuriz,; (ii) 250,000 shares of Series A Preferred Stock, to which holders shall be entitled to nine votes for each one share of Class A Preferred Stock held, valued at approximately $1,203,250, based on the closing bid price of $4.183 of the Company's common stock as of December 31, 1997, (iii) 50,000 shares of Company Common Stock, valued at approximately $240,650, based on the closing bid price of $4.183 as of December 31, 1997, (iv) the "Villarrica Land," currently valued at approximately $789,450 (as described under "Properties" and "Certain Relationships and Related Transactions"), subject to the outstanding mortgages, (v) the "Villarrica Property," valued at approximately $494,000 (as described under "Certain Relationships and Related Transactions"), and (vi) the receivables for El Peral advisory services due to the Company, at $1,339,000. See "Certain Relationships and Related Transactions." and "Notes to Financial Statements."

NYSA

         Negociaciones y Servidumbre, S.A. (NYSA), a Chilean corporation, was organized to advise the largest private utilities and the Minister of Public Works in the acquisition of land rights from private owners in connection with the installation of electrical lines, piping systems and roads. NYSA, on behalf of these utilities, assists in determining the appropriate market value in order to purchase (rather than to expropriate) privately owned property, and typically undertakes all aspects of the acquisition (including legal matters). In July 1997, the Company commenced acquiring a 51% equity interest in NYSA for $125,508.

Ingesis

         In August 1997, the Company commenced acquiring a 70% interest in Ingesis, S.A. in consideration for $101,032. Ingensis is a computer software company located in Santiago, Chile that has developed a system that utilizes a digital signature generated by encrypting a logarithm on a computer chip, which has been approved by the Chilean Internal Revenue Service as a replacement for the current system of tracking and auditing the collection of value added taxes. The Company intents to invest an additional $250,000 to develop and market these products, and to help develop and implement Ingesis' business plan.

Vina Valle del Itata S.A

         Vina Valle del Itata S.A. ("VVISA"), a Chilean corporation, was organized to produce wine processing grapes originated in the area called "Valle del Itata" located approximately 400 kilometers south of Santiago. The initial capacity of the installation is estimated to be 1.5 million liters of wine and this capacity is expected to double within three years. The project is sponsored by "Fundacion Chile" which is a joint venture between International Telephone and Telegraph (ITT) and the Chilean Government and was created to develop new industrial and agricultural ventures in Chile. The total investment by the joint venture in this project will be $2.5 million of which $1 million will be used for working capital. Banks and governmental Institutions will either finance or guarantee 80% of these amounts. The Company currently owns a 31% share in VVISA and has invested $85,325 to date. The installation was ready for operation in March 1998 in time to process the 1998 vintage.

Vina "Rincon del Nuble"

         The Company purchased 670 acres near Chillan for $1,073,000, of which $685,292 was paid during 1997 and the balance is due on May 3, 1998. During 1997, the Company commenced a program to plant 430 acres of vineyard from 1997 to 1999. The first harvest is expected during March 2000 and full production will be attained three years later. The Company intends to sell up to 25% share of the vineyard, mainly to selected strategic partners and to certain of its employees and workers.

MARKETING AND SALES

         The Company's marketing and sales efforts are currently undertaken by management, the Company's in-house engineers and other technical employees. A substantial amount of the Company's marketing is accomplished by word of mouth, personal contact, leads, and solicitation. The Company also uses written marketing materials, including brochures, and does limited advertising in trade journals and publications in Chile.

COMPETITION

Core Business

         The Company believes that each aspect of its business is competitive and that competition is based not only on price but also on quality of service. The Company's competitors include a number of international companies with local offices in Santiago, Chile which consists of an administrative staff who, in certain instances, are not engineers. While these larger competitors may bid on the same projects as the Company, and although there can be no assurances that the offers will be competitive, the Company believes that it has and will continue to participate effectively in the bid process. To the Company's knowledge, the majority of its competitors rely on the engineering expertise of local subcontractors (such as the Company) or on engineering companies located abroad.

         The Company believes that in the past, it has demonstrated the ability to seek and enter into relationships with those manufacturers whose products are most competitively priced, not only in terms of dollars, but also in terms of overall product efficiency and support for specific projects. Moreover, the Company has been successful in helping to put together consortiums of manufacturers, in order to quote large multi-faceted projects. Nonetheless, the Company believes that each area of the new projects and investments in which the Company intends to become involved is highly competitive.

         A number of the Company's competitors may be larger, better capitalized, and may have more experienced management and may have greater access to resources, which may be necessary to produce a competitive advantage.

Recent Equity Investments

         The Company has only recently entered into new equity ventures, the majority of which are outside the scope of its core business. Accordingly, a number of the Company's competitors in these ventures are larger, better capitalized, and may have more experienced management and may have greater access to resources, which may be a competitive advantage.

GOVERNMENT REGULATIONS

Generally

         The Company's business is subject to the full range of governmental regulation and supervision generally applicable to companies engaged in business in Chile, including labor laws, social security laws, public health, environmental laws, securities laws and anti-trust laws.

Environmental Regulations

         Bayesa's agreement with ESSAN for the Bayesa Project provides that certain water, once treated at the Bayesa Project, will be disposed of in the ocean. In order for the Bayesa Project to discard this water into the ocean, the amount of contaminants remaining must meet the requirements mandated by Chilean environmental laws.

FOREIGN INVESTMENT LAWS AND REGULATIONS

         The Chilean Constitution establishes that any Chilean or foreigner may freely develop any activity in Chile so long as the activity in Chile does not contravene existing laws dealing with public morals, public safety or national security and follows the law that regulate such activity. It also establishes the principle of non-discrimination, thus guaranteeing foreign investors equal protection under Chilean law. Additionally, Chilean law prohibits any discretionary acts by the Chilean government or other entities against the rights of persons or property in derogation of this principle. Foreign investors may transfer capital and net profits abroad. There are no exchange control regulations which restrict the repatriation of the investment or earnings except that the remittance of capital may take place starting a year after the date the funds were brought into the country, but net profits can be remitted at any time, after deduction of applicable withholding income taxes. Therefore, equity investments in Chile by persons who are not Chilean residents follow the same rules as investments made by Chilean citizens.

         These principles are the basis for the DL 600. See "Dividend Policy." Based on DL 600, the foreign investor and the government sign a legally-binding investment contract which may only be modified by mutual consent. The contract sets forth the current tax and foreign exchange laws as each relates to the specific investments by that investor in Chile. Thus, the investor is protected against any subsequent changes in the law which could adversely affect the investor or his investments in Chile. Although the Chilean Government has been successful in keeping this principle in place for the last 23 years, there is no case regarding unilateral breach of an investment contract by the Government and there can be no assurances that a breach by the Government will not occur in the future or that it would not adversely affect the rights of the Company to do business in Chile. Moreover, while there has been no precedent that political changes had determined changes in these rules, no assurances can be made that such changes will not occur in the future.

FOREIGN CORRUPT PRACTICES ACT

         Substantially all of the Company's operations are transacted in South America. To the extent that the Company conducts operations and sells its products outside the U.S., the Company is subject to the Foreign Corrupt Practices Act which makes it unlawful for any issuer to pay or offer to pay, any money or anything of value to any foreign official, foreign political party or official thereof or any candidate for foreign political office ("Foreign Officials") or any person with knowledge that all or a portion of such money or thing of value will be offered, given, or promised, directly or indirectly, to any Foreign Official.

         The Company has not made any offers, payments, promises to pay, or authorization of any money or anything of value to any Foreign Official and has implemented a policy to be followed by its officers, directors, employees and anyone acting on its behalf, that no such payments can and will be made. The Company has made all employees cognizant of the need for compliance with the Foreign Corrupt Practices Act and any violation of the Company policy will result in dismissal. Further, the Company conducts periodic reviews of this policy with all employees to ensure full compliance.

EMPLOYEES

         As of December 31, 1997, the Company employed 43 full-time employees, eight of whom are managers/engineers and 35 of whom are administrative or workers. Employees of the Company are not represented by labor unions. The Company considers its relationship with its employees to be good. At its Boca Raton, Florida office, the Company employs one person in management and one administrative assistant.


ITEM 2. DESCRIPTION OF PROPERTY

         The Company leases approximately 4,300 square feet of office in Santiago, Chile, at a monthly rate of $7,398.00 per month. The lease commenced on November 1, 1997 and will terminate on October 30, 2005. The Company also leases approximately 1,600 square feet of office space in Boca Raton, Florida at a monthly rate of $3,300.00 The lease commenced on November 1, 1997 and will terminate on October 31, 2000.

         The Company, through INA, currently owns land for future developments, however, the land is limited in its capacity to be subdivided by local Chilean regulations. The land is located near Villarrica in the south of Chile and consists of approximately 107.75 acres of non-irrigated land, which is classified as non-performing property ("Villarrica Land"). As of December 31, 1997, the book value of the land was $789,447 and had outstanding mortgages of $149,074. Subject to shareholder approval, as part of the consideration to be paid to Mr. Errazuriz in connection with the purchase of his interest of CONUSA, the Company will transfer title to this property to Mr. Errazuriz, subject to the existing outstanding mortgage. See "1997 Investments in New Companies - Consonni/ECESA" and "Certain Relationships and Related Transactions."

         In November 1997, the Company purchased 670 acres near Chillan (Vina "Rincon del Nuble") for $1,073,000, of which $685,292 was paid during 1997 and the balance is due on May 3, 1998. During 1997, the Company commenced a program to plant 430 acres of vineyard from 1997 to 1999. The first harvest is expected during March 2000 and full production will be attained three years later. The Company intends to sell up to 25% share of the vineyard, mainly to selected strategic partners and certain of its employees and workers. See "1997 Investments in New Companies - Vina "Rincon de Nuble".

ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any pending legal proceeding the resolution of which, the management of the Company believes, would have a material adverse effect on the Company's results of operations or financial condition, nor to any other pending legal proceedings other than ordinary, routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since the Company's initial public offering of its common stock, par value $.0001 ("Common Stock") and redeemable common stock purchase warrants ("Warrants") on October 29, 1996, the Company's Common Stock and Warrants have traded principally on the National Association of Security Dealers Automatic Quotation - National Market System ("Nasdaq NMS") under the symbols "ADCC" AND "ADCCW", respectively. Prior to October 29, 1996, there was no public market for the Company's securities. The following table sets forth the high and low bid quotations for the Common Stock and Warrants for the periods indicated, as reported by NASDAQ. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

                                                      COMMON STOCK                       WARRANTS
                                                      ------------                       --------
                                                      HIGH          LOW             HIGH            LOW
                                                      ----          ---             ----            ---
1996
----

October 29, 1996 to December 31, 1997                 6-1/4          5              2-1/4            1/8

1997
----

January 1, 1997 to March 31, 1997                     5-7/8        4-1/8            1-9/16           7/8
April 1, 1997 to June 30, 1997                          6          3-1/2            1-7/16          9/16
July 1, 1997 to September 30, 1997                    5-7/16       4-1/8             1-3/8       1-25/32
October 1, 1997 to December 31, 1997                  5-7/8        4-3/8             1-3/4         1-1/8

         On December 31, 1997, the closing bid price for the Common Stock was $4.813, and for the Warrants was $1.688. As of December 31, 1997, the number of record holders of the Company's Common Stock and Warrants were approximately 450 and 450, respectively.

         During 1997, the Company announced that it would pay dividends of $.20 per share, based on 1997 profits in two trenches. The first tranche of $.10 per share was paid on December 31, 1997 and the second dividend was paid on or about April 15, 1998.

ITEM 6  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         Management's Discussion and Analysis or Plan of Operation contains various "forward looking statements" within the meeting of the Securities Act of 1933, as amended, the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act 1995. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may", "expect", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology.

         The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements, that these forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

         The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

OVERVIEW

         During 1997, the efforts of management were principally focused on the acquisition and reorganization of selected companies that would provide a source of stable cash flow and which assets would constitute a solid investment. See "Business - Strategy for Equity Participation, 1997 Investments". In particular, the Company has focused on small to medium size companies with good potential of increasing sales and revenues in the future. Management believes that these acquisitions and investments will have a significant impact on future earnings. The Company's proposed acquisition of CONUSA, of which Consonni/ECESA is a majority owned (88%) subsidiary, subject to approval by the Company's shareholders, should significantly increase gross revenues and provide a more constant cash flow. See "Note 15 to Notes to Financial Statements". Management has begun to make certain management changes within Consonni/ECESA, which includes (i) sourcing components from a wider variety of manufacturers and thereby decreasing manufacturing cost, (ii) renegotiating bank lines to lower finance charges, and (iii) creating a broader network of agents in order to obtain more orders. Management believes that these changes and others that it intends to undertake in the future should help increase the Consonni/ECESA revenue base and produce an operational profitability in accord with the size of the Company.

         At the same time, management believes that along with the acquisition of tangible assets, the Company has also acquired the talents of highly qualified professionals. While the Company believes that a number of these investments, and specifically the vineyard and the wine processing installation, will take some years to obtain full maturity and profitability, these assets will still generate some revenues during 1998.

         In 1997, the economic crisis in Asia and particularly the investment activity during the last quarter of 1997 had a negative impact on the Company's operations. Most of the projects being undertaken by the Company during the last quarter of 1997, as well as certain projects expected for the first quarter of 1998, were postponed until after June 30, 1998, which adversely affected the Company's results of operations for the fourth quarter and had a direct impact on the Company's 1997 results. We also failed in our estimate of increased revenues from american sources through our subsidiary company, AEFC, which showed unable of being profitable.

         Management believes that it is taking corrective measure to mitigate or eliminate these problems during 1998. The Company's equity investment in the Chillan Vineyard in Chile is not expected to begin producing any profits until 2000. Management, however, considers this investment to be important because the vineyard will be the main source of supply for the Company's wine processing and bottling plant, in which Company currently has a 31% equity interest. See "Business 1997 Investments in New Companies". The Company believes that creating a captive source of supply will facilitate the production of high quality wine as is the rule in one place. Although Management believes the world demand for wine will continue and that these investments will generated revenue sand profit by the end of fiscal 2000.

         Notwithstanding these yearly setbacks, management believes that the increased expenses incurred were necessary to develop the Company and to prepare for its new phase of activities. Additionally, management also believes that most of the extraordinary expenses were necessary to create attractive new opportunities, even if certain of these opportunities were not profitable by themselves. Management also believes that during 1997 and the first quarter of 1998, the markets has corrected themselves with regard to the Asian Crisis and that during the third quarter of 1998 the activity postponed will again commence.

PLAN OF OPERATIONS

         The Company intends to increase its efforts within its core business and will seek additional markets in Peru, Argentina and Brazil, where a number of the Chilean companies have made investments and undertaken new energy projects. Mr. Errazuriz will again dedicate himself to sales, leaving the administrative war to other officers of the Company. In particular, the Company is presently negotiating for the construction and operation of a desalination plant in the northern area of Chile, which has one of the driest deserts in the world. The Company, on behalf and with Pridesa S.A., is currently negotiating with ESSAN to obtain a joint venture in the distribution of water for a desalination plant, which the Company and Pridesa intend to build. The Company intends to have a minority equity interest and management role in this project. See "Business - Water Related Projects - Pridesa".

RESULTS OF OPERATIONS

December 31, 1997 compared to December 31, 1996

         Gross revenues increased from $3,423,552 in 1996 to $3,879,062 at December 31, 1997, an increase of 13%. This increase is based on increased contracts being generated from the Company's core business activities.

         Cost of operations increased from $1,074,826 at December 31, 1996 to $1,773,165 at December 31, 1997 or 65% due to the following two factors: (I) as revenues increased for the period so to have the related costs of operations,
(ii) with the additional diversification in operations as a result of new business ventures, additional personnel have been hired to meet those new needs, even though at December 31, 1997, no significant revenues have yet been realized.

         Selling and administrative expenses increased from $781,455 at December 31, 1996 to $1,053,221 at December 31, 1997, an increase of $271,766 or 35%
which is reflective of increased activities of both the Company's core business as well as its new ventures and projects.

         Gross profits decreased from $2,348,726 at December 31, 1996 to $2,105,897 in 1997, a decrease of $242,829 or 10%, also as a result of the items mentioned in the aforementioned paragraph.

         Net income decreased from $1,342,074 at December 31, 1996 to $937,903 at December 31, 1997, a decrease of $404,171 or 30%. This is primarily due to the increased cost referred to above as well as a higher effective income tax rate resulting from tax credits provided in prior years not as prevalent during 1997.

LIQUIDITY AND CAPITAL RESOURCES

December 31, 1997 compared to December 31, 1996

         During the period ended in December 31, 1997, as compared to the year ended December 31, 1996, there were significant changes in the liquidity, type of assets, structure of debt and stockholder's equity. Management believes that each of these changes are positive indications of the ability of the Company to increase its stability and net positive results in the future as well as to increase its base of steady revenues.

         Current liabilities increased from $498,217 to $1,844,578, due to increase obligations and core business operations with banks, tied to a short-term loan to acquire the vineyard and core business operations. The company's current assets, however, continue to maintain a ratio of 2.5 to 1 with respect to its current liabilities. This decrease in working capital of 13:1 to
2.5 to 1.0 is due to the increased investments in subsidiaries which are reflected as non-current assets.

         Long term liabilities of $206,071 as of December 31, 1997, is up from 182,018 due to increased liabilities for staff severance benefits, common to Chilean business practices.

         Fixed assets increased from $165,557 at December 31, 1996 to $672,875 at December 31, 1996 or $507,318 as a result of additional investment in new office facilities and equipment and other minor items related to the new office.

         Other assets have increased from $1,833,130 for the period ended on December 31, 1996 to $5,437,585 for the period ended December 31, 1997. This increase corresponds to the investment in new business opportunities described earlier. See Business - "Investment in New Companies during 1997" and to the long term promissory note due from consulting activities.

ITEM 7. FINANCIAL STATEMENTS

         See "Index to Financial Statements" for a description of the financial statements included in this Form 10-KSB.

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

EXECUTIVE OFFICERS AND DIRECTORS

         The directors and executive officers of ADC are as follows:

NAME                              AGE          POSITION
----                              ---          --------

Pedro Pablo Errazuriz             61           President Chief Executive Officer
                                               Chairman of the Board
Jose Luis Yrarrazaval             58           Vice Chairman of the Board
                                               Secretary/Director
Mauricio G. De la Barra           34           Chief Financial Officer
Alberto Coddou                    59           Director
Sergio Jimenez                    62           Director
Claude Mermier                    62           Director
--------------

PEDRO PABLO ERRAZURIZ has served as Chief Executive Officer and Chairman of the Board of Directors of the Company since October 19, 1994, and its President since January 11, 1995. He has also served as the President, the sole Director of Andean Export Corporation since February 9, 1995, and a Director of Andean Engineering & Finance Corp., since its inception in July 1997. Mr. Errazuriz founded Ingenieria Norconsult Andina, the predecessor company of INA in 1986 as a continuation of his activities in the sales of equipment, project management and procurement for electricity generation projects and has served as its President since its inception and through March 20, 1995. In 1991, Mr. Errazuriz founded E&A and served as its President since its inception through March 20, 1995. Mr. Errazuriz has also served as Chairman of the Board of Kvaerner Chile S.A., a subsidiary of Kvaerner A.S., a Norwegian-based manufacturer of electrical and mechanical equipment) since 1992 and as the exclusive agent for Kvaerner Turbin A.B. (Sweden) since 1994. Since 1986, Mr. Errazuriz has acted as an exclusive agent in Chile for Norconsult. Mr. Errazuriz received an engineering degree from the Catholic University of Chile in 1959.

JOSE LUIS YRARRAZAVAL has been a member of the Board of Directors of ADC since March 20, 1995 and has served as Chief Financial Officer from March 20, 1995 until January 5, 1998, when he resigned to accept the position of Vice Chairman of the Board of the Company, effective as of January 5, 1998. He also has served as Executive Vice President and a Director of INA and E&A since March 20, 1995. Between November 1993 and October 1997, Mr. Yrarrazaval has served as the General Manager of both E&A and INA, which responsibilities included all financial matters and personnel management. From April 1988 through October 1993, Mr. Yrarrazaval served as the project manager for INA, supervising the projects of INA. From 1973 through 1988, Mr. Yrarrazaval was a partner and technical manager of a construction company, involved in the construction of industrial plants, buildings, and housing developments. He also acted as supervisor in the construction of agro-industrial and cold storage plants. Mr. Yrarrazaval has a civil engineering and construction degree from the State Technical University in Santiago, Chile.

MAURICIO G. DE LA BARRA has served as Chief Financial Officer of Andean Development Corporation since January 5, 1998. He has also served as the General Manager of E&A and INA since October 15, 1997, where his responsibilities include all financial matters and personnel management. Between March 1992 and August 1997, Mr. De la Barra was an executive with the Interamerican Development Bank (IDB) in charge of the development, financing and execution of infrastructure projects where he also integrated a team project that designed the framework and government regulation to increase the private investment in the infrastructure projects. Mr. De la Barra is a civil engineer, having received his degree from Universidad de Concepcion de Chile in 1987. He also has received a degree in Economic Evaluation of Projects from Catholic University of Chile in 1990 and his Master of Business Administration from the Loyola College of the University in Maryland in 1996.

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

SERGIO JIMENEZ has served on the Board of Directors of ADC since March 20, 1995. Through June 1997 he was the President of the Santiago Water and Sewage Company "EMOS". As of June 1995, Mr. Jimenez has been appointed as a member of the Board of ENAP (Empresa Nacional del Petroleo), the Chilean oil company owned by the government. Mr. Jimenez served as President of Edelnor S.A. from March 1990 to March 1994. Edelnor, which generates and transmits electricity in the northern regions of Chile, was a subsidiary of CORFO, the holding company of Chilean state-owned companies before it was privatized in 1994. From 1990 through 1992, Mr. Jimenez was President and Chief Executive Officer of Metro S.A., also a subsidiary of CORFO, which operates the Santiago subway system. Mr. Jimenez is also a partner and Managing Director of Consultora Jimenez y Zanartu Limitada, which consults on engineering projects for segments of the Chilean government related to public works. Mr. Jimenez is a civil engineer, having received his degree from the University of Chile, in Santiago and has a post graduate degree in Project Evaluation from the University of Chile.

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

         Directors are elected at the Company's annual meeting of shareholders and serve for one year until the next annual shareholders' meeting or until their successors are elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board. All of the Company's executive officers are full-time employees of the Company. The Company pays its Directors a fee of $1,000 per meeting attended, and reimburses all Directors for their expenses in connection with their activities as directors of the Company. Directors of the Company who are also employees of the Company will not receive additional compensation for their services as directors. The Company intends to purchase directors and officers insurance to the extent that it is available and cost effective to do so.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Company has five committees: the Audit Committee, Compensation and Investment Committee, Nominating Committee, Employee Stock Option Committee, and the Directors Stock Option Committee. As of December 31, 1997, the members of these committees consisted of Mr. Jose Luis Yrarrazaval, Alberto Coddou and Sergio Jimenez. Messrs. Coddou and Jimenez are considered by the Company to be independent directors.

         The principal functions of the Audit Committees are to recommend the annual appointment of the Company's auditors concerning the scope of the audit and the results of their examination, to review and approve any material accounting policy changes affecting the Company's operating results and to review the Company's internal control procedures. The Investment and Compensation Committee reviews and recommends investments, compensation and benefits for the executives of the Company. The Nominating Committee seeks out qualified persons to act as members the Company's Board of Directors. The Employee Stock Option Committee and the Directors Stock Option Committee administer and interpret the Company Stock Option Plan and the Directors Stock Option Plan and is authorized to grant options pursuant to the terms of these plans.

DIRECTORS AND OFFICERS OF THE SUBSIDIARIES

BERTA DOMINGUEZ, age 57, has served as a Director and President of Errazuriz y Asociados Arquitectos Limitada, one of the principal shareholders of the Company since 1990.

DAVID MAYER, age 56, has served as the President and a Director of Andean Engineering & Finance Corp. since its inception in July 1997. Mr. Mayer has served as a Director of Uniservice Corporation, a Florida corporation which currently owns 29 Kentucky Fried Chicken(R)franchises in Chile.
From January 1992 to March 1996, Mr. Mayer was a consultant to Premier Artists Services, Inc., Corporate Entertainment Productions, Inc., and Alliance Entertainment, Inc., where he assisted the companies in the implementation of their respective business plans and various corporate matters.

         Mrs. Berta Dominguez is the wife of Mr. Pedro P. Errazuriz.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company directors and executive officers, and persons who own more than ten percent (10%) of the Company's outstanding Common Stock, to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by the Commission to furnish the Company with copies of all such reports they file. The Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representation, as of December 31, 1997, none of the Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners have been complied with, however the Company expects that all required reports shall be filed as soon as practicable.


ITEM 10. EXECUTIVE COMPENSATION AND EMPLOYMENT AGREEMENTS

         The following table sets forth compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each executive officer whose compensation exceeded $100,000 for the year ended December 31, 1997.

SUMMARY COMPENSATION TABLE

                                                                                          OTHER ANNUAL
NAME AND PRINCIPAL POSITION                 YEAR       SALARY($)           BONUS ($)      COMPENSATION($)
---------------------------                 ----       ---------           ---------      ---------------

Pedro P. Errazuriz(1)(2)                    1997       $178,130            $70,705        $20,000(3)
  Chief Executive Officer                   1996       $51,475             $96,000        $73,016(4)
  Chairman                                  1995       $97,801             $92,000        $79,104(5)

Jose L. Yrarrazaval(1)(2)(6)                1997       $75,040             $35,000        $17,000(7)
  Vice Chairman of the Board/               1996       $37,419             $35,000        $32,932(8)
  Treasurer/Secretary/Director              1995       $56,886             $30,000        $17,700(9)

Juan Phillips(1)(2)                         1997       $75,060             $15,000        $15,000(10)
  General Manager INGESIS and NYSA          1          $34,608             $40,000        $31,488(11)
                                            1995       $48,000             $16,000            -0-

--------------

(1) Prior to the Company's public offering in November 1996, payment of the compensation to the persons set forth above was apportioned among the following subsidiaries and affiliated companies as follows: E&A - 35%; INA 25%; Electromecanica Osorno S.A. - 20%, a Chilean corporation currently owned by Errazuriz y Asociados Arquitectos Ltda. (EAA) and by Igenor, Ingenierie et Gestion, S.A. (Igenor), each principal shareholders of the Company; and Proyectos y Equipos, S.A. a Chilean corporation owned by EAA, Igenor, and a family member of Mr. Pedro P. Errazuriz, the Chief Executive Officer, President and Chairman of the Board of ADC. See "Principal Shareholders." The proportions established as compensation that were paid by the different companies were arbitrarily determined, intended to minimize tax payments and to indicate the involvement of the Company's executives in all related companies.

(2) The gross salary includes social security and retirement benefits. Social Security in Chile was established as a private system that requires all companies to retain 20% of the gross salaries of its employees which is used to pay both Administrators of Pension Funds Companies ("AFP") and Institutions of Provisional Health ("ISAPRE").

         The allocation of this 20% to each service is as follows:

                  (a) 10% to the AFP: This amount is deposited in an individual interest-bearing account of each employee to cover their retirement. In Chile, the age of retirement is 60 years in case of women and 65 years for men.

                  (b) 3% to the AFP: This amount covers any partial or permanent disability and, in the case of death, will provide a monthly amount to the deceased's spouse. The amount paid corresponds to 70% of an employee's average salary, based upon the last 10 years of the employee's life.

                  Both items (a) and (b) are limited to approximately $1,700 per month.

                  (c) 7% to the ISAPRE: This amount covers medical fees, hospitalization and clinical examinations, although in many instances it may be necessary to pay additional costs for health care.

                  Chilean law requires the payment of one month salary for each year worked by the employee when he is dismissed. When the employee terminates his or her employment, no compensation is legally required.

(3)      This is allocated to an annual automobile allowance.

(4) Includes an annual allowance of $15,000 for automobile costs and maintenance; and annual housing/vacation allowance of $10,500, $7,200 for domestic employees; and $40,316, based upon a percentage of the profit of the Company. The profit percentage was based on approximately 3% of the total net profits of all related companies for 1996.

(5) Includes an annual allowance of $15,000 for automobile costs and maintenance; an annual housing/vacation allowance of $10,500; $7,200 for domestic employees; and $46,404, based upon a percentage of profit of the Company. This profit percentage was based on 2% of the total net profits of all related companies for 1995, calculated to Chilean accounting standards.

(6)      On January 5, 1998 Mr. Yrarrazaval has resigned his position as CFO.

(7)      This is allocated to an annual automobile allowance.

(8) Includes an annual allowance of $17,000 for automobile costs and expenses, and an annual housing and vacation allowance of $15,932.

(9)      This is allocated to an annual automobile allowance.

(10)     This is allocated to an annual automobile allowance.

(11) Includes an annual allowance of $17,000 for automobile costs and expenses, and an annual housing and vacation allowance of $14,488.

EMPLOYMENT AGREEMENTS

         On March 15, 1996, the Company entered into employment agreements with Messrs. Pedro P. Errazuriz, Jose Luis Yrarrazaval, and Juan Phillips. Each of the employment contracts are for one year, which agreements may be automatically renewed. The salaries and social security benefits will not be less than those for fiscal year 1995, which shall be determined by the Company's Board of Directors. Additionally, these individuals will also be entitled to a bonus, as determined by the Company's Board of Directors.

         Additionally, on September 15, 1998 the Company entered into a one year employment agreement with Mr. Mauricio G. de la Barra, which may be automatically renewed. Mr. De la Barra's base salary is $60,000 plus bonuses of approximately $36,000. Mr. De la Barra is also entitled to social security benefits.

INCENTIVE AND NON-QUALIFIED STOCK OPTION PLANS

         Pursuant to the Company's Stock Option Plan (the "Stock Option Plan") and Directors Stock Option Plan (the "Directors Plan"), 175,000 shares of Common Stock and 75,000 shares of Common Stock, respectively, are reserved for issuance upon exercise of options. The Plans are designed to serve as an incentive for retaining qualified and competent employees and directors. Both the Stock Option Plan and the Directors Plan apply to Andean Development Corporation and each of its subsidiaries. Only non- employee directors are eligible to receive options under the Directors Plan.

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

         The Company initially intended that the Directors Plan would provide for an automatic grant of an option to purchase 3,000 shares of Common Stock upon a person's election as a director of the Company and an automatic grant of an option to purchase 3,000 shares of Common Stock at each annual meeting through which a director's term continues. Subsequently, the Company determined that the issuance of options pursuant to the Directors Plan would be undertaken by resolution of the Board of Directors.

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

         While the Company previously had intended to issue options As of December 31,1997, the Company has not granted any options to purchase shares of Common Stock under its Stock Option Plan and Directors Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 1997, the number of shares of Common Stock which were owned beneficially by (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group. As of December 31, 1997, there were 2,820,100 shares issued and outstanding.

                                                    PERCENTAGE OF
NAME AND ADDRESS OF                              AMOUNT AND NATURE OF                  OUTSTANDING
BENEFICIAL OWNER(1)                              BENEFICIAL OWNERSHIP (2)              SHARES OWNED(3)
-------------------                              ------------------------              ---------------
Pedro P. Errazuriz(4)                                      450,100                         15.96%
     President, CEO and
     Chairman of the Board
Jose Luis Yrarrazaval                                        -0-                            -0-
     Chief Financial Officer, Treasurer,
     Secretary and Director
Alberto Coddou, Director(5)                                  -0-                            -0-
Sergio Jimenez, Director
Claude Mermier, Director(6)(7)                               2,250                   Less than 1%
All directors and executive officers                       452,350                         16.04%
As group (five persons)
Igenor, Ingenierie et Gestion, S.A.,
     a Swiss corporation(6)(8)                             900,000                         31.91%
Errazuriz y Asociados                                      600,000                         21,28%
Arquitectos, Limitada ,

a Chilean limited partnership(9)
Berta Dominguez(10)791,250                                 791,250                         28.06%

--------------

(1) Unless otherwise indicated, the address of each beneficial owner is Avenue Americo Vespucio 100, piso 16, Santiago, Chile.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon exercise of option and warrants. Each beneficial owner's percentage ownership is determined by assuming that option and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised.

(3) Does not give effect to the exercise of warrants or options into shares of Common Stock.

(4) Includes shares of Common Stock owned by Igenor, Ingenierie et Gestion, S.A. of which Mr. Errazuriz owns 50% of the outstanding equity and 100 shares of Common Stock were issued to him on October 19, 1994.

(5)      The address is Santa Lucia 280-OF. 12, Santiago, Chile.

(6) The address is c/o Etude Montavon-Mermier, 22, rue Etienne Dumont, 1211 Geneve 3, Switzerland.

(7)      M. Mermier owns a 0.25% interest in Igenor, Ingenierie & Gestion, S.A.

(8) This is a company organized pursuant to Swiss law. Based upon information provided to us by this company, the shareholders of this company are Mr. Pedro P. Errazuriz (50%), the President, Chief Executive Officer and Chairman of the Board of ADC; Ms. Berta Dominguez (49%), the wife of Mr. Errazuriz and the Chairman, Chief Executive Officer and director of E&A; Mr. Pedro Pablo Errazuriz, a son of Mr. Errazuriz and his wife (0.25%); Mr. Claude Mermier (0.25%), a director of Andean Development Corporation; and Pierre Yves Montavon (0.25%), an unrelated third party.

(9) The partners are Ms. Berta Dominguez (58%), and the six children of Mr. Pedro P. Errazuriz and Ms. Dominguez, who each owns a 7% interest and who are (i) Pedro Pablo Errazuriz Dominguez, (ii) Berta Errazuriz Dominguez, (iii) Magdalena Errazuriz Dominguez, (iv) Juan Andres Errazuriz Dominguez, (v) Felipe Errazuriz Dominguez, and (vi) Arturo Errazuriz Dominguez. During first quarter of 1998, but effective December 31, 1998 the shares owed by EAA will be transferred to IIG.

(10) Mrs. Dominguez owns 49,25% of Igenor, Ingenierie et Gestion, S.A. and 58% interest in Errazuriz y Asocioados Arquitectos, Ltda. She is the wife of Mr. Errazuriz, the President, CEO and Chairman of ADC.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Aguas y Ecologia S.A. (A&E)

         During 1995 the Company acquired a 45% interest in A&E, which equals a 4.5% interest in the Bayesa Project. See "Business - Water Projects." The interest was acquired from an affiliate of the Company, Invdemco, which is a Chilean investment company. Immediately following the Company's initial public offering in November 1996, the Company has purchased an additional 22.5% interest in A&E from shares held by Invdemco, which translates into an additional 2.25% interest in the Bayesa Project, for $141,750. The shareholders of Invdemco are (i) Mr. Pedro P. Errazuriz (50%), President, CEO, and Chairman of the Board of the Company, ADC, (ii) Berta Dominguez, the wife of Mr. Errazuriz and Director and President of E & A, one of the principal shareholders of the Company (45%); (iii) and Berta Errazuriz (5%), a daughter of Mr. Errazuriz and Mrs. Dominguez. As of August 1, 1997, the Company owned a 6.7% interest in the Bayesa Project.

Villarrica Property

         In November 1996, the Company sold to Invdemco a non-performing asset of the Company consisting of a house located near Villarrica, Chile in the south of Chile, situated on approximately 13.5 acres (the "Villarrica Property"). Invdemco paid $606,031.50, (50% of the purchase price) of the Villarrica Property in cash at closing, with the balance being paid in four annual installments of principal together with interest at the rate of 8-1/2% on the unpaid balance, commencing January 15, 1998, which first installment payment has been paid. See "Note 5 to Notes to Financial Statements." Subject to shareholder approval, as part of the consideration to be paid to Mr. Errazuriz in connection with the purchase of his 77% in Consonni/ECESA, the Company will forgive the debt due to the Company by Invdemco in connection with the sale of the Villarrica Property. See "Consonni/ECESA."

Villarrica Land

         The Company, through INA, currently owns land for future developments, however, the land is limited in its capacity to be subdivided by local Chilean regulations. The land is located near Villarrica in the south of Chile and consists of approximately 107.75 acres of non-irrigated land, which is classified as non-performing property (Villarrica Land). As of December 31, 1997, the book value of the land was $789,447 and had outstanding mortgages of $ 149,074. Subject to shareholder approval, as part of the consideration to be paid to Mr. Errazuriz in connection with the purchase of his 77% interest of Consonni/ECESA. See "Consonni/ECESA".

Proyectos y Equipos S.A. and Electromecanica Osorno S.A.

         EAA and Igenor, the principal shareholders of the Company, also own, in the aggregate, controlling interest in Proyectos y Equipos S.A. and Electromecanica Osorno S.A., two Chilean corporations located in Santiago, Chile. These companies specialize in the sale of air compressors and ventilators and related products and small electrical equipment, respectively. The Company, from time to time, intends to enter into agreements with these companies to perform certain services, based upon competitive bids received from these companies.

Consonni/ECESA

         In May 1997, Mr. Pedro Errazuriz, the Company's CEO, President and Chairman of the Board, acquired a 20% interest in Consonni/ECESA from unrelated third parties, increasing his equity interest in Consonni/ECESA to 77%. Consonni/ECESA are Spanish corporations that market, manufacture, distribute and sell motor control centers and switchgear. In June and July 1997, the Company purchased an 11% equity interest in Consonni/ECESA for approximately $671,000 from unrelated third parties. See "Business - 1997 Investment in New Companies."

         Subsequently, during August 1997, Mr. Errazuriz, on behalf of his interest of 77% and the 11% interest owned by the Company, entered into a share exchange agreement with CONUSA, whereby the 88% interest of Consonni/ECESA owned by Mr. Errazuriz and the Company was exchanged for 2,300,000 shares of CONUSA common stock (representing approximately a 76.7% interest in CONUSA, or a 67.5% owned by Mr. Errazuriz and a 9.2% interest owned by the Company). CONUSA has applied for inclusion of its common stock on the OTC Bulletin Board, which is a limited market and intends to apply for inclusion on the National Association of Security Dealers Automated Quotation (Nasdaq) SmallCap Market System at such time as CONUSA meets the necessary listing requirements.

         Effective December 31, 1997, but subject to shareholder approval, which approval shall be sought at the Company's 1997 Annual Shareholders' Meeting to be held as soon as practicable, the Company will enter into an agreement whereby Mr. Errazuriz shall sell his 77% interest in CONUSA to the Company for approximately $4.3 million, which shall be payable as follows (i) approximately $212,000 in forgiveness of loans made by the Company to Mr. Errazuriz,; (ii) 250,000 shares of Series A Preferred Stock, to which holders shall be entitled to nine votes for each one share of Class A Preferred Stock held, valued at approximately $1,203,250, based on the closing bid price of $4.183 of the Company's common stock as of December 31, 1997, (iii) 50,000 shares of Company Common Stock, valued at approximately $240,650, based on the closing bid price of $4.183 as of December 31, 1997, (iv) the "Villarrica Land," currently valued at approximately $789,450 (as described under "Properties" and "Certain Relationships and Related Transactions"), subject to the outstanding mortgages,
(v) the "Villarrica Property," valued at approximately $494,000 (as described under "Certain Relationships and Related Transactions"), and (vi) the El Peral Property receivable due to the Company for its advisory services, at $1,339,000. See "Certain Relationships and Related Transactions." and "Notes to Financial Statements." The Company has previously represented Consonni/ECESA as its representative in Chile.

Transactions Between the Company and its Officers, Directors and Affiliates

         In May 1997, the Company loaned Mr. Errazuriz the principal sum of $200,000, plus interest at an annual rate of 8%. These funds were used by Mr. Errazuriz to purchase a 20% interest in Consonni/ECESA. As part of the proposed purchase by the Company of Mr. Errazuriz' 77% interest in Consonni, the Company will forgive this obligation (plus accrued interest) of appropriately $212,000. See "Consonni/ECESA."

         Mr. Pedro P. Errazuriz is a member of the Board of Directors and had power of attorney for Kvaerner Chile, S.A. and Kvaerner Hydro, Agencia de Kvaerner Turbin Aguas y Ecologia, S.A., corporations each involved in the manufacturing and selling of electrical materials. Mr. Errazuriz has resigned from the Board of Directors and has relinquished his power of attorney.

         All transactions between the Company and its officers, shareholders and each of their affiliated companies have been made on terms no less favorable to the Company than those available from unaffiliated parties. In the future, the Company intends to handle transactions of a similar nature on terms no less favorable to the Company than those available from unaffiliated parties.

                                     PART IV

                        EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

         (a)      EXHIBITS

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

2.1(a)(ii)        First Modification to Share Exchange Agreement between the
                  Shareholders of Errazuriz y Asociados Ingenieros S.A. and the
                  Company dated June 15, 1995(1)
2.1(a)(iii)       Second Modification to Share Exchange Agreement between the
                  Shareholders of Errazuriz y Asociados Ingenieros S.A. and the
                  Company dated June 30, 1995(1)
2.1(b)(i)         Share Exchange Agreement between the Shareholders of Igenor
                  Andina S.A. and the Company(1)
2.1(b)(ii)        First Modification to Share Exchange Agreement between the
                  Shareholders of Igenor Andina, S.A. and the Company dated June
                  15, 1995(1)
2.1(b)(iii)       Second Modification to Share Exchange Agreement between the
                  Shareholders of Igenor Andina, S.A. and the Company dated June
                  30, 1995(1)
3.1(a)            Company's Amended and Restated Articles of Incorporation(1)
3.1(b)            Articles of Incorporation for Andean Engineering & Finance
                  Corporation(2)
3.1(c)            Articles of Incorporation and Corporation Bylaws for ADC
                  Andean, S.A., a Swiss corporation(2)
3.2               Company's Revised Amended and Restated Bylaws(1)
3.2(b)            Andean Engineering & Finance Corporation Bylaws(2)
4.1               Form of Warrant Agreement together with the form of Warrant
                  Certificate(1)
4.1(a)            Revised Form of Warrant Agreement together with the form of
                  Warrant Certificate(1)
4.2               Revised Form of Representatives' Warrant Agreement together with the revised Form of Representatives' Purchase Warrant
                  Certificate(1)
4.2(a)            Form of Representatives Warrant and Registration Rights
                  Agreement together with the revised Form of Representatives'
                  Purchase Warrant Certificate(1)
4.2(b)            Revised Form of Representative's Warrant Agreement together with the revised Form of Representative's Purchase Warrant
                  Certificate(1)
4.3               Specimen of Common Stock Certificate.(1)
4.4               Specimen of Warrant Certificate (to be included in the revised
                  Form of Warrant Agreement in Exhibit 4.1(a) (1)
4.4(b)            Specimen of Warrant Certificate (to be included in the revised
                  Form of Warrant Agreement in Exhibit 4.2(b)) (1)
4.5               Form of Bridge Warrants(1)
10.1              Stock Option Plan(1)
10.1(a)           Revised Stock Option Plan(1)
10.2              Directors Stock Option Plan(1)
10.2(a)           Revised Directors Stock Option Plan(1)
10.3              Representation Agreement between Biwater and Errazuriz y
                  Asociados Ingenieros Ltda.(1)
10.4              Agreement between ESSAN and Bayesa for the Final Disposal of the Antofagasta Sewage (New translation with Appendices No.
                  1-5  but without maps)(1)
10.5              Decree from the Municipality of Macul awarding the Land Grant to Igenor Andina S.A.(1)
10.6              Agreement Between the Municipality of Macul and Igenor Andina
                  S.A. for the Land Grant (New translation)(1)

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

10.26             Contract between Invdemco and Company for Villarrica
                  Property.(1)
10.27             Revised Shareholder Exchange Agreement(1)
10.28             Form of Financial Advisory Agreement(1)
10.29             Form of Merger and Acquisition Agreement(1)
10.30             Share Exchange Agreement between Consonni USA, Inc. and Pedro
                  Pablo Errazuriz Ossa dated August 15, 1997(2)
21                Subsidiaries of Registrant(1)
23.1              Consent of Independent Auditors(2)
27                Financial Data Schedule(2)

------------------------

(1) Incorporated by reference from the Registrant's Registration Statement, as amended, on Form SB-2 filed with the Securities and Exchange Commission and declared effective on October 29, 1996.

(2)      Filed herewith

(b)      Reports on Form 8-K :      None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Andean Development Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Andean Development Corporation

                                            By: /S/ PEDRO P. ERRAZURIZ
                                               ---------------------------------
                                            Pedro P. Errazuriz, President, Chief
                                            Executive Officer,

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                             TITLE                                      DATE
---------                             -----                                      ----

/S/ PEDRO P. ERRAZURIZ
----------------------                Director, President,                       April 13, 1998
                                      Chief Executive Officer,

                          INDEX TO FINANCIAL STATMENTS

                     [SPEAR, SAFER, HARMON & CO. LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Shareholders of
Andean Development Corporation
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Andean Development Corporation (the "Company") as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Andean Development Corporation as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/S/ SPEAR, SAFER, HARMON & CO.
------------------------------
SPEAR, SAFER, HARMON & CO.


Miami, Florida
February 5, 1998

                         ANDEAN DEVELOPMENT CORPORATION

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996

                                   A S S E T S

                                                               1997               1996
                                                          --------------      -------------
Current Assets:
   Cash                                                   $      324,556      $     168,156
   Short-term investments                                        528,575          3,598,760
   Accounts receivable                                         3,205,385          2,912,723
   Due from related parties                                      520,000             17,072
   Deferred income taxes                                              -               4,589
   Other current assets                                          118,038            140,010
                                                          --------------      -------------

         Total Current Assets                                  4,696,554          6,841,310
                                                          --------------      -------------

Furniture and Equipment, net                                     672,875            165,557
                                                          --------------      -------------

Other Assets:
   Undeveloped real estate, held for investment                  789,447            789,447
   Note receivable from related party                            606,031            606,031
   Note receivable - other                                     1,339,766                 -
   Deferred income taxes                                              -               5,501
   Investment in unconsolidated subsidiaries                   1,629,998            425,250
   Other assets                                                1,072,343              6,901
                                                          --------------      -------------

                                                               5,437,585          1,833,130
                                                          --------------      -------------

                                                          $   10,807,014      $   8,839,997
                                                          ==============      =============



The accompanying notes are an integral part of these financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                     Consolidated Balance Sheets (Continued)

                           December 31, 1997 and 1996

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                        1997                    1996
                                                                                   --------------          -------------
Current Liabilities:
   Obligations with banks                                                          $      576,756          $          -
   Current portion of long-term debt                                                       30,320                 39,578
   Accounts payable                                                                       767,155                262,671
   Due to related parties                                                                  24,264                  7,562
   Income taxes payable                                                                   197,022                143,451
   Accrued expenses and withholdings                                                       77,531                 26,978
   Current portion of staff severance indemnities                                          21,530                 17,977
   Dividends payable                                                                      150,000                     -
                                                                                   --------------          -------------

         Total Current Liabilities                                                      1,844,578                498,217
                                                                                   --------------          -------------

Long-Term Liabilities:
   Long-term debt, excluding current portion                                              118,754                145,344
   Staff severance indemnities, excluding current portion                                  87,317                 36,674
                                                                                   --------------          -------------

                                                                                          206,071                182,018
                                                                                   --------------          -------------

Shareholders' Equity:
   Preferred stock, $.0001 par value, 5,000,000 shares
    authorized, 0 shares issued and outstanding at
    December 31, 1997 and 1996, respectively                                                    -                      -
   Common stock, $.0001 par value, 20,000,000 shares
    authorized, 2,820,100 shares issued and outstanding                                       282                    282
   Additional paid-in capital                                                           5,724,320              5,724,320
   Retained earnings                                                                    3,135,713              2,479,810
   Cumulative translation adjustment                                                     (103,950)               (44,650)
                                                                                   --------------          -------------

         Total Shareholders' Equity                                                     8,756,365              8,159,762
                                                                                   --------------          -------------

                                                                                   $   10,807,014          $   8,839,997
                                                                                   ==============          =============




The accompanying notes are an integral part of these financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                        Consolidated Statements of Income

                     Years Ended December 31, 1997 and 1996

                                                             1997                    1996
                                                        --------------          -------------
Revenues from Operations:
   Revenues                                             $    3,879,062          $   3,423,552
   Cost of operations                                        1,773,165              1,074,826
                                                        --------------          -------------

Gross Profit                                                 2,105,897              2,348,726

Selling and Administrative Expenses                          1,053,221                781,455
                                                        --------------          -------------

                                                             1,052,676              1,567,271
                                                        --------------          -------------

Other Income (Expenses):
   Interest income                                             121,174                 11,406
   Interest expense                                            (32,795)              (325,777)
   Loss on foreign currency exchange                                -                  (1,660)
   Gain on sale of assets                                        6,031                274,715
   Depreciation and amortization                               (67,046)               (32,666)
                                                        --------------          -------------

                                                                27,364                (73,982)
                                                        --------------          -------------

Income Before Income Taxes                                   1,080,040              1,493,289

Income Taxes                                                   142,137                151,215
                                                        --------------          -------------

Net Income                                              $      937,903          $   1,342,074
                                                        ==============          =============


Net Income per Common Share                                      $ .33                  $0.81
                                                                 =====                  =====

Weighted Average Shares Outstanding                          2,820,100              1,656,859
                                                        ==============          =============




The accompanying notes are an integral part of these financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                 Consolidated Statements of Shareholders' Equity

                     Years Ended December 31, 1997 and 1996

                                                           ADDITIONAL                             CUMULATIVE            TOTAL
                                          COMMON             PAID-IN           RETAINED          TRANSLATION        SHAREHOLDERS'
                                          STOCK              CAPITAL           EARNINGS           ADJUSTMENT           EQUITY
                                      ------------        ------------       -----------        ------------        -------------
Balance at December 31, 1995          $        150        $    674,122       $ 1,137,736        $    (46,091)       $   1,765,917

Additional paid-in capital
 associated with detachable
 stock warrants                                 -               75,600                -                   -                75,600
Net income                                      -                   -          1,342,074                  -             1,342,074
Translation adjustment                          -                   -                 -                1,441                1,441
Issuance of common stock                       132           6,765,000                -                   -             6,765,132
Costs associated with public
 offering charged to capital
 at effective date                                          (1,790,402)               -                   -            (1,790,402)
                                      ------------        ------------       -----------        ------------        -------------

Balance at December 31, 1996                   282           5,724,320         2,479,810             (44,650)           8,159,762

Net income                                      -                   -            937,903                  -               937,903

Dividends declared                              -                   -           (282,000)                 -              (282,000)

Translation adjustment                          -                   -                 -              (59,300)             (59,300)
                                      ------------        ------------       -----------        ------------        -------------


Balance at December 31, 1997          $        282        $  5,724,320       $ 3,135,713        $   (103,950)       $   8,756,365
                                      ============        ============       ===========        ============        =============





The accompanying notes are an integral part of these financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                      Consolidated Statements of Cash Flows

                     Years Ended December 31, 1997 and 1996

                                                                     1997                    1996
                                                                --------------          -------------
Cash Flows from Operating Activities:
   Net income                                                   $      937,903          $   1,342,074
   Adjustments to reconcile net income to net cash
    used in operating activities:
     Depreciation and amortization                                      67,046                 32,666
     Deferred taxes                                                     10,090                 24,387
     Gain on sale of fixed assets                                       (6,031)               (18,923)
     Gain on sale of property held for sale                                 -                (255,792)
     Translation adjustment                                            (59,300)                 1,441
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                                          (292,662)            (1,509,722)
         Other current assets                                           21,972                 37,479
         Note receivable                                            (1,339,766)                    -
         Other assets                                               (1,065,442)                (4,560)
       Increase (decrease) in:
         Accounts payable                                              504,484               (121,611)
         Provision for severance indemnity                              54,196                 13,936
         Accrued expenses and withholdings                              50,553                (12,621)
         Income taxes payable                                           53,571                107,437
                                                                --------------          -------------

Net Cash Used in Operating Activities                               (1,063,386)              (363,809)
                                                                --------------          -------------

Cash Flows from Investing Activities:
   Purchase of fixed assets                                           (581,961)              (134,694)
   Improvements on real estate held for investment                          -                 (60,530)
   Proceeds from sale of fixed assets                                   13,628                 48,704
   Proceeds from sale of subsidiaries                                       -                 194,359
   Proceeds from sale of property                                           -                 616,217
   Investment in unconsolidated subsidiaries                        (1,204,748)              (141,750)
   Proceeds from (investment in) short-term investments              3,070,185             (3,580,399)
                                                                --------------          -------------

Net Cash Provided by (Used in) Investing Activities                  1,297,104             (3,058,093)
                                                                --------------          -------------




The accompanying notes are an integral part of these financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                     Years Ended December 31, 1997 and 1996

                                                                        1997                    1996
                                                                   --------------          -------------
Cash Flows from Financing Activities:
   Payment of public offering cost                                 $           -           $  (1,790,402)
   Advances to related parties                                           (486,226)              (136,070)
   Proceeds from (payments on) notes payable to bank                      576,756               (367,658)
   Principal payments on long-term debt                                   (44,847)              (709,118)
   Principal borrowings on long-term debt                                   8,999                     -
   Proceeds from issuance of common stock                                      -               6,765,132
   Dividends paid                                                        (132,000)              (300,000)
   Proceeds from bridge loan                                                   -                  65,000
   Repayment of bridge loan                                                    -                 (65,000)
   Proceeds from issuance of detachable stock warrants                         -                  75,600
                                                                   --------------          -------------

Net Cash (Used in) Provided by Financing Activities                       (77,318)             3,537,484
                                                                   --------------          -------------

Net Increase in Cash                                                      156,400                115,582

Cash at Beginning of Year                                                 168,156                 52,574
                                                                   --------------          -------------

Cash at End of Year                                                $      324,556          $     168,156
                                                                   ==============          =============


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for interest                          $       32,795          $     169,854
   Cash paid during the year for taxes                                     97,023                  7,764

Supplemental Disclosure of Non-Cash Investing Activities:
   Note received from sale of property                                         -                 606,031




The accompanying notes are an integral part of these financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 1997 and 1996




NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              ORGANIZATION - Andean Development Corporation, (the "Company"), is a Florida corporation incorporated on October 19, 1994. The Company is in the business of providing engineering, technical assistance and equipment in the development of specialized projects throughout the country of Chile and more recently in Peru and Argentina. In November 1996, the Company completed the sale of 1,320,000 shares of its stock to the public in an initial public offering.

              BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Errazuriz y Asociados Ingenieros, S.A. and Igenor Andina, S.A., two Chilean service corporations, Andean Engineering and Finance Company, a Boca Raton Management Company and Andean Development Corp. - Suisse. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, the Company has investments in the following unconsolidated entities:

                                                   OWNERSHIP        METHOD OF
                        SUBSIDIARY                 PERCENTAGE       ACCOUNTING
                        ----------                 ----------       ----------

              Aguas y Ecologia, S. A.  (A & E)        67.5            Equity
              Vinedos Valle del Itata, S. A.          31.5            Equity
              Bodegas Rincon del Nuble, S. A.         75.0            Equity


              The Company's proportionate share of income or loss is not included in the accompanying statements of income as the financial statements are unavailable and impracticable to produce at this time. Once finalized, the financial statements of the above are not expected to have a material impact on these consolidated financial statements.

              The following table reflects the revenue, net income and intercompany transactions for the previously separate entities (Errazuriz y Asociados Ingenieros, S.A. and Igenor Andina, S.A.) prior to the business combination.

                                                                 1997                     1996
                                                            --------------           --------------
              Revenues:
                Errazuriz y Asociados                       $      885,992           $      848,237
                Igenor Andina                                    1,579,848                1,243,015
                Revenues shared by the two firms
                 outside of Chile                                1,413,222                1,332,300
                                                            --------------           --------------

              Total Revenues                                $    3,879,062           $    3,423,552
                                                            ==============           ==============

                         ANDEAN DEVELOPMENT CORPORATION

NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                                             1997                     1996
                                                                        --------------           --------------
              Net Income:
                Errazuriz y Asociados                                   $      189,191           $      239,846
                Igenor Andina                                                  308,657                  666,610
                Net income shared by the two firms
                 outside of Chile                                              440,055                  435,618
                                                                        --------------           --------------

                                                                        $      937,903           $    1,342,074
                                                                        ==============           ==============


              Intercompany Transactions:
                Due from Igenor to Errazuriz                            $           -            $      164,541
                Due from Errazuriz to Igenor                                   514,178                       -
                                                                        --------------           --------------

                                                                        $      514,178           $      164,541
                                                                        ==============           ==============


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

              In the case of equipment sales, the Company earns a commission on the sale of equipment or turn-key jobs when the contract between the purchasing company (buyer of the equipment), is signed by both parties or an "Order of Proceed" is issued by the buyer. At this moment all the work of the Company has been completed and the commission has been earned regardless of any future developments between the supplier and the buyer. The collection of the commissions earned is determined by the practices of the countries involved. As a result, it is not unusual for it to take 60 to 180 days for the funds to be transferred.

              Revenues associated with engineering services are recognized as services when performed based on standard billing rates.

                         ANDEAN DEVELOPMENT CORPORATION

NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              CONCENTRATIONS OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of periodic temporary investments of excess cash and trade receivables. The Company places its cash with high credit quality financial institutions. A significant portion of the Company's sales are to several large customers and, as such, the Company is directly affected by the well-being of those customers. However, the credit risk associated with trade receivables is minimal due to the Company's customer base and ongoing control procedures which monitor the credit worthiness of customers. Historically, the Company has not experienced losses on trade receivables. Therefore, no allowance for bad debts is deemed necessary. During 1997 and 1996, approximately 50% of the Company's consolidated accounts receivable was attributable to one customer.

              INCOME TAXES - Deferred tax assets and liabilities are recognized for the future income tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Additionally, the Company provides no deferred income taxes on its foreign earnings as the revenues will not be transferred to the United States; rather such earnings will be reinvested in foreign operations, thereby eliminating any deferred tax liability.

              A deferred tax asset was recognized at December 31, 1996 for $10,090. Income tax expense totalled $142,137 and $151,215 for the years ended December 31, 1997 and 1996.

              FURNITURE AND EQUIPMENT - Furniture and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, usually five years.

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

              FOREIGN OPERATIONS - As the Company is a holding company for two existing Chilean companies, operating exclusively in South America; the potential for both economic and political change in the business environment is different from that of the United States. The success of the Company depends on the success of the Chilean operations and a stable economic and political environment.

                         ANDEAN DEVELOPMENT CORPORATION

NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              EARNINGS PER COMMON SHARE - Earnings per common share are based on the weighted average number of shares outstanding of 2,820,100 and 1,656,859 for the years ended December 31, 1997 and 1996, respectively, after giving effect to common stock equivalents which consist of warrants issued with the initial public offering that would have a dilutive effect on earnings per share. Warrants issued with exercise prices greater than the existing market value of the company stock are deemed anti-dilutive and are not components of earnings per share.

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

NOTE 2  - SHORT-TERM INVESTMENTS

              Short-term investments consist of time deposits totalling $37,858 and $442,107 at December 31, 1997 and 1996, respectively, invested in local Chilean banks with maturity dates ranging from three months to one year. These investments earn an annual rate of interest ranging from 1.44% to 3.60%. In addition, the Company invested $490,717 and $3,156,653 in money market accounts in a United States bank at December 31, 1997 and 1996, respectively. The account earned interest at an annual rate of 2.5% to 3.0%.

NOTE 3  -  OTHER ASSETS

              Other assets consists of the following at December 31:

                                                            1997                     1996
                                                       --------------           -------------
              Deposits for future investments          $      897,254           $           -
              Acquisition costs                               148,957                       -
              Other                                            26,132                    6,901
                                                       --------------           --------------

                                                       $    1,072,343           $        6,901
                                                       ==============           ==============

                         ANDEAN DEVELOPMENT CORPORATION

NOTE 3  -  OTHER ASSETS (CONTINUED)

              The Company is in the process of acquiring an interest in two Chilean entities, Negociaciones y Servidumbre, S.A. (NYSA) and Ingesis. The Company has paid $125,508 for a 51% participation in NYSA, a company organized to advise utilities and public works in the acquisition of rights to cross electrical lines, piping systems or roads through private properties. The Company has paid $101,032 to acquire a 70% participation in Ingesis, an engineering and manufacturing company specialized in certain electronic state of the art techniques.

              In addition, the Company is in the process of acquiring Consonni USA, Inc. ("CONUSA") and its Spanish subsidiaries, Construcciones Electromecanicas Consonni, S.A. ("CONSPAIN"), and Equipos de Control Electrico, S.A. ("ECSA"). CONSPAIN and ECSA manufacture low, medium and high voltage motor control centers and are domiciled in Bilbao, Spain. The Company plans to acquire 88% of CONUSA in 1998 subsequent to stockholder approval. Deposits made in acquiring this interest totalled approximately $671,000.

              Acquisition costs are recorded at cost and are to be amortized using the straight-line method over 10 years beginning in 1998.

NOTE 4  -  RELATED PARTY TRANSACTIONS

              The Company conducts a substantial amount of its business with companies that are affiliated with shareholders of the Company. As a result, commissions have been received or paid for both engineering and consulting services to and from affiliated companies.

              Commissions received from affiliated entities by the Company for the engineering of various projects totalled $684,895 and $62,073 at December 31, 1997 and 1996, respectively. Income received from affiliated entities for consulting services totalled $346,351 and $103,800 at December 31, 1997 and 1996, respectively. In addition, fees charged to the Company for consulting services performed by its principal owners and immediate family totalled $45,665 and $53,386, at December 31, 1997 and 1996, respectively.

              The amounts due from the affiliated companies totalled $320,000 and $17,072 at December 31, 1997 and 1996, respectively. Funds payable to these entities totalled $24,264 and $7,562 at December 31, 1997 and 1996, respectively.

              In addition, Mr. Errazuriz, CEO, owed the Company $200,000 at December 31, 1997.

                         ANDEAN DEVELOPMENT CORPORATION

NOTE 5  -  NOTE RECEIVABLE FROM RELATED PARTY

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

              Initially, the agreement to sell the property in Villarrica required the transfer of five lots including a home to Inversiones y Desarrollo Demco. Upon the final transfer of the lots, management decided not to include two of the lots in the sale. This resulted in a realized gain to the Company during 1996 in the amount of $255,792. The remaining two lots are now components of undeveloped real estate in the accompanying balance sheet.

NOTE 6 - NOTE RECEIVABLE - OTHER

              In June 1997, the Company acted as a consultant in an option to purchase beach front property ("El Peral" project) close to Santiago resulting in revenues and a note receivable for $1,339,766, payable in 8 annual installments of $167,470 beginning June 1999, accruing interest at 7%.

NOTE 7  -  UNDEVELOPED REAL ESTATE - HELD FOR INVESTMENT

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

                         ANDEAN DEVELOPMENT CORPORATION

NOTE 8  -  FURNITURE AND EQUIPMENT

              Furniture and equipment consist of the following at December 31, 1997 and 1996:

                                                                                 1997                   1996
                                                                          ---------------         ---------------
              Vehicles                                                    $       202,330         $       207,074
              Office equipment                                                     72,387                  42,644
              Furniture and fixtures                                               80,533                   2,958
              Leasehold improvements                                              371,796                      -
              Leased property                                                      47,780                      -
                                                                          ---------------         --------------

              Total furniture and equipment, at cost                              774,826                 252,676

              Less accumulated depreciation and amortization                     (101,951)                (87,119)
                                                                          ---------------         ---------------

                                                                          $       672,875         $       165,557
                                                                          ===============         ===============



NOTE 9 - INCOME TAXES

              The Company is subject to income tax in Chile. Reconciliations between the statutory income tax rate in Chile, and the Company's effective income tax rate as a percentage of income before income taxes is as follows:

                                                       1997            1996
                                                    ---------        --------

              Chilean statutory tax rate                15.0%           15.0%
              Other, net                                (1.9)           (4.9)
                                                    ---------         ------

              Effective income tax rate                 13.1%           10.1%
                                                        ====            ====



NOTE 10 - OBLIGATION WITH BANKS

              Obligations with banks consist of lines of credit with local Chilean banks.

              Interest rates on all of these lines of credit are based on the Asociacion de Bancos y Entidades Financieras, (T.A.B.) rate, which represents a daily average of the interest paid by banks on its deposits. The rate is then adjusted upwards approximately 1.5% for the banks profit, and then an additional 1.0% - 1.7% reflecting the individual risk of the bank on the individual loan.

                         ANDEAN DEVELOPMENT CORPORATION

NOTE 10 - OBLIGATION WITH BANKS (CONTINUED)

              These lines of credit are secured by an assignment of the Company's term deposits and vehicles owned by the Company.

NOTE 11 - LONG-TERM DEBT

              Long-term debt consists of the following at December 31, 1997 and 1996:

                                                                             1997                     1996
                                                                        ---------------         ---------------
              Note payable, collateralized by mortgage
              on the undeveloped real estate held for
              investment, due December 2002 with
              interest at 8.7%, payable monthly.
              Currency:  UF                                            $      149,074           $      174,905

              Note payable, secured by an assignment
              of a vehicle, due April 1997 with interest
              at 10%, payable monthly.  Currency:  UF                              -                    10,017
                                                                        --------------           --------------

              Total notes payable                                              149,074                  184,922

              Less current portion                                              30,320                   39,578
                                                                        --------------           --------------

              Total long-term debt                                      $      118,754           $      145,344
                                                                        ==============           ==============


              The UF is an indexed unit of account expressed in pesos and adjusted according to inflation (CPI). There are no covenants or restrictions imposed on the aforementioned obligations with any of the banks involved.

                         ANDEAN DEVELOPMENT CORPORATION

NOTE 11 - LONG-TERM DEBT (CONTINUED)

              The following table reflects the annual payments due for the next five years of the long-term debt.

               YEAR ENDING
              DECEMBER 31,
              ------------

                  1998                      $        30,320
                  1999                               29,118
                  2000                               30,985
                  2001                                   -
                  2002                               58,651
                                            ---------------

                                            $       149,074

NOTE 12 - SHAREHOLDERS' EQUITY

              On November 12, 1996, the Company successfully completed the sale of 1,200,000 shares of its common stock to the public in an initial public offering which raised approximately $6,150,000, before expenses. In addition, the Company sold one warrant with each share to purchase one share of stock at the original offering price of $5 per share. Also, the Company offered an additional 10% or 120,000 shares of stock with warrants to the underwriters of the offering, which were exercised in December, providing an additional $615,000 of capital before expenses.

              In 1997, the Company declared dividends of $.10 per share which approximated $282,000. In 1996, no dividends were declared. In December 1997, the Company paid $137,000 of the $282,000. The balance is being paid on March 31, 1998.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

              LEASE

              In September 1997, the Company relocated its office to new facilities in Santiago, Chile under an 8 year operating lease. Monthly rental payments were $7,398 and $4,507 during 1997 and 1996, respectively. Rent expense for the years ended December 31, 1997 and 1996 totalled $90,426 and $54,084, respectively.

                         ANDEAN DEVELOPMENT CORPORATION

NOTE 13 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

              Future minimum rental payments under the lease are as follows:

               YEAR ENDING                                      ANNUAL
              DECEMBER 31,                                    PAYMENTS
              ------------                                    --------

                  1998                                  $        88,771
                  1999                                           88,771
                  2000                                           88,771
                  2001                                           88,771
                  2002                                           88,771
                  2003 and thereafter                           266,313
                                                        ---------------

                                                        $       710,168

NOTE 14 - INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

              During 1996, the Company sold an investment in a related entity to members of Mr. Errazuriz's family at the carrying value of $194,359.

              During 1995, the Company purchased 45% of the outstanding stock of Aguas y Ecologia, S.A. (A&E) which owns 10% of the outstanding stock in Bayesa, S.A. from a Chilean investment company. This equates to a 4.5% ownership of Bayesa, S.A. During the later part of 1996, the Company acquired an additional 22.5% of A&E or 2.25% of Bayesa, S.A. Financial statements of A&E as prepared in accordance with GAAP are unavailable and impracticable to produce at this time.

              During 1997, the Company purchased 31% of a wine bottling and processing plant in Chile for approximately $85,000. The wine processing and bottling plant will commence operations in March 1998. The Company also purchased a 670 acre vineyard for approximately $1,073,000, which in the future will provide grapes for the wine processing and bottling plant.

                         ANDEAN DEVELOPMENT CORPORATION

NOTE 15 - UNAUDITED PROFORMA FINANCIAL STATEMENTS

              The Company is in the process of acquiring 88% of Consonni USA, Inc., subject to stockholder approval. A deposit of $670,714 has been placed in acquiring 11% of the Consonni USA, Inc. (Note 3 - Other Assets).

              The remaining 77% is to be acquired from Mr. Errazuriz, subject to shareholders approval, for approximately $4,278,000 to be paid by issuing to him 250,000 shares of preferred stock and 50,000 shares of common stock for the Company; forgiveness of long term receivable for approximately $493,000 originated in the sale of Villarrica House to Invdemco, a related company, less the first installment to be paid in January 15, 1998; forgiveness of $212,000 given to Mr. Errazuriz during 1997 to buy shares therein included $12,000 of interests; transferring of rights on a promissory note receivable in 8 year installments with a face value of $1,339,763; and transferring the Villarrica Land, a non-performing asset, at its book value of $789,447. The following unaudited proforma balance sheet and statement of income are presented as if the acquisition occurred on January 1, 1997.

                           Unaudited Proforma Balance Sheet

                                   AS S E T S

                                                               DECEMBER 31, 1997
                                                               -----------------
              Current Assets:
                Cash                                            $        987,201
                Short-term investments                                   528,575
                Accounts receivable                                    7,260,674
                Accounts receivable - other                              969,545
                Employee and officer loans receivable                     71,013
                Inventory                                              2,120,234
                Other current assets                                     118,038
                                                                ----------------

                      Total Current Assets                            12,055,280
                                                                ----------------

              Furniture and Equipment, net                             1,394,663
                                                                ----------------

              Other Assets:
                Note receivable from related party                       112,875
                Goodwill, net of accumulated amortization
                 of $197,298                                           3,760,669
                Deferred costs, net                                      159,697
                Investment in affiliated companies                     1,629,869
                Other assets                                             422,878
                                                                ----------------

                                                                       6,085,988
                                                                ----------------

                                                                $     19,535,931
                                                                ================

                         ANDEAN DEVELOPMENT CORPORATION

NOTE 15 - UNAUDITED PROFORMA FINANCIAL STATEMENTS (CONTINUED)

                  Unaudited Proforma Balance Sheet (Continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                          DECEMBER 31, 1997
                                                                          -----------------
              Current Liabilities:
                Obligations with banks                                    $        541,167
                Current portion of long-term debt                                  806,414
                Accounts payable                                                 3,273,653
                Due to government entities                                         371,160
                Due to related parties                                              37,420
                Income taxes payable                                               197,022
                Accrued expenses and withholdings                                  222,162
                Current portion of staff severance indemnities                      21,530
                Deferred income                                                    107,946
                Dividends payable                                                  150,000
                                                                          ----------------

                      Total Current Liabilities                                  5,728,474
                                                                          ----------------

              Long-Term Liabilities:
                Long-term debt, excluding current portion                        3,759,841
                Staff severance indemnities, long-term portion                      87,317
                                                                          ----------------

                                                                                 3,847,158
                                                                          ----------------

              Shareholders' Equity:
                Preferred stock, $.0001 par value, 5,000,000 shares
                 authorized, 250,000 issued and outstanding                             25
                Common stock, $.0001 par value, 20,000,000 shares
                 authorized, 2,870,100 shares outstanding                              287
                Additional paid-in capital                                       7,168,191
                Retained earnings                                                   17,029
                Minority interest                                                  410,597
                Cumulative translation adjustment                                2,364,170
                                                                          ----------------

                      Total Shareholders' Equity                                 9,960,299
                                                                          ----------------

                                                                          $     19,535,931
                                                                          ================

                         ANDEAN DEVELOPMENT CORPORATION

                                                        13

NOTE 15 - UNAUDITED PROFORMA FINANCIAL STATEMENTS (CONTINUED)

                     Unaudited Proforma Statement of Income

                                                            DECEMBER 31, 1997
                                                            -----------------

              Revenues from Operations:
                Revenues                                    $     17,142,149
                Cost of operations                                 9,771,805
                                                            ----------------

              Gross Profit                                         7,370,344

              Selling and Administrative Expenses                  4,863,237
                                                            ----------------
                                                                   2,507,107
                                                            ----------------
              Other Income (Expenses):
                Interest income                                      133,174
                Miscellaneous income                                  45,140
                Interest expense                                    (153,484)
                Other financing expenses                            (109,933)
                Bad debt expense                                      (9,071)
                Consulting fees                                     (166,055)
                Gain on sale of assets                                 6,031
                Depreciation and amortization                       (513,854)
                                                            ----------------
                                                                    (768,052)
                                                            ----------------

              Income Before Income Taxes                           1,739,055

              Income Taxes                                           142,137
                                                            ----------------

              Net Income Before Minority Interest and
               Extraordinary Gain                                  1,596,918

              Gain on Forgiveness of Debt                          4,949,372
                                                            ----------------

              Net Income Before Minority Interest                  6,546,290

              Minority interest                                    1,307,056
                                                            ----------------

              Net Income                                    $      5,239,234
                                                            ================

              Net Income Before Extraordinary Gain per
               Common Shares                                $            .51

              Extraordinary Gain per Common Share                       1.58


              Minority Interest per Common Share                        (.42)
                                                            ----------------

              Net Income per Common Share                   $           1.67
                                                            ================

              Weighted Average Shares Outstanding                  3,120,100
                                                            ================

                                 EXHIBIT INDEX


EXHIBIT                            DESCRIPTION
-------                            -----------

3.1(b)   Articles of Incorporation for Andean Engineering & Finance Corporation

3.1(c) Articles of Incorporation and Corporation Bylaws for ADC Andean, S.A., a Swiss Corporation

3.2(b)   Andean Engineering & Finance Corporation Bylaws

23.1     Consent of Independent Auditors

27       Financial Data Schedule