Form 10QSB
period 1998-03-31
ANDEAN DEVELOPMENT CORP
filed 1998-05-20
CIK 943184

FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998.

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ___________________ to ______________________.

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and has been subject to such filing requirements for the past 90 days.

Yes   X           No _______

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 1998, 2,820,100 shares of $.0001 par value common stock were outstanding.

                         ANDEAN DEVELOPMENT CORPORATION



                                      INDEX

Part I.       Financial Information.

Item 1.       Financial Statements (Unaudited).

Item 2.       Management's Discussion and Analysis of Financial Condition and
               Results of Operations.

Part II.      Other Information.

                         ANDEAN DEVELOPMENT CORPORATION

                           Consolidated Balance Sheets

                      March 31, 1998 and December 31, 1997

                                   A S S E T S

                                                                      1998                    1997
                                                             ----------------------  ----------------------
Current Assets:
   Cash                                                          $     213,810           $      324,556
   Short-term investments                                               82,227                  528,575
   Accounts receivable                                               2,353,008                3,205,385
   Due from related parties                                            596,100                  520,000
   Other receivables                                                    35,250                        -
   Other current assets                                                142,343                  118,038
                                                                 -------------           --------------

         Total Current Assets                                        3,422,738                4,696,554
                                                                 -------------           --------------

Furniture and Equipment, net                                           663,796                  672,875
                                                                 -------------           --------------

Other Assets:
   Undeveloped real estate, held for investment                      1,147,389                  789,447
   Note receivable from related party                                  493,158                  606,031
   Note receivable - other                                           1,339,766                1,339,766
   Investment in unconsolidated subsidiaries                         1,656,911                1,629,998
   Other assets                                                      1,100,566                1,072,343
                                                                 -------------           --------------

                                                                     5,737,790                5,437,585
                                                                 -------------           --------------

                                                                 $   9,824,324           $   10,807,014
                                                                 =============           ==============


   The accompanying notes are an integral part of these financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                      March 31, 1998 and December 31, 1997




                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                        1998                    1997
                                                                               ----------------------  ----------------------
Current Liabilities:
   Obligations with banks                                                          $     574,329           $      576,756
   Current portion of long-term debt                                                      29,583                   30,320
   Accounts payable                                                                      170,237                  767,155
   Due to related parties                                                                 41,279                   24,264
   Income taxes payable                                                                  193,579                  197,022
   Accrued expenses and withholdings                                                      29,492                   77,531
   Current portion of staff severance indemnities                                         28,522                   21,530
   Dividends payable                                                                           -                  150,000
                                                                                   -------------           --------------

         Total Current Liabilities                                                     1,067,021                1,844,578
                                                                                   -------------           --------------

Long-Term Liabilities:
   Long-term debt, excluding current portion                                             108,257                  118,754
   Staff severance indemnities, excluding current portion                                 87,317                   87,317
                                                                                   -------------           --------------

                                                                                         195,574                  206,071
                                                                                   -------------           --------------

Shareholders' Equity:
   Preferred stock, $.0001 par value, 5,000,000 shares
    authorized, 0 shares issued and outstanding at
    March 31, 1998 and December 31, 1997, respectively                                         -                        -
   Common stock, $.0001 par value, 20,000,000 shares
    authorized, 2,820,100 shares issued and outstanding                                      282                      282
   Additional paid-in capital                                                          5,724,320                5,724,320
   Retained earnings                                                                   2,921,745                3,135,713
   Cumulative translation adjustment                                                     (84,618)                (103,950)
                                                                                   -------------           --------------

         Total Shareholders' Equity                                                    8,561,729                8,756,365
                                                                                   -------------           --------------

                                                                                   $   9,824,324           $   10,807,014
                                                                                   =============           ==============


   The accompanying notes are an integral part of these financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                        Consolidated Statements of Income

                   Three Months Ended March 31, 1998 and 1997

                                                                 1998                    1997
                                                        ----------------------  ----------------------
Revenues from Operations:
   Revenues                                                 $      386,460          $     909,261
   Cost of operations                                              240,340                221,248
                                                            --------------          -------------

Gross Profit                                                       146,120                688,013

Selling and Administrative Expenses                                367,868                232,440
                                                            --------------          -------------

                                                                  (221,748)               455,573
                                                            --------------          -------------

Other Income, Net                                                  309,953                 28,381
                                                            --------------          -------------

Income Before Income Taxes                                          88,205                483,954

Income Taxes                                                        20,173                 50,254
                                                            --------------          -------------

Net Income                                                  $       68,032          $     433,700
                                                            ==============          =============


Net Income per Common Share                                 $          .02          $         .15
                                                            ==============          =============


Weighted Average Shares Outstanding                              2,820,100              2,820,100
                                                            ==============          =============


   The accompanying notes are an integral part of these financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                      Consolidated Statements of Cash Flows

                   Three Months Ended March 31, 1998 and 1997

                                                                                        1998                    1997
                                                                               ----------------------  ----------------------

Cash Flows from Operating Activities:
   Net income                                                                      $       68,032          $     433,700
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                                         15,329                     -
     Translation adjustment                                                                19,332                     -
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                                                              852,377               (803,910)
         Other receivables                                                                (35,250)               (78,475)
         Other current assets                                                             (24,305)                    -
         Note receivable                                                                  112,873                     -
         Other assets                                                                     (28,223)               (35,811)
       Increase (decrease) in:
         Accounts payable                                                                (596,918)              (247,588)
         Provision for severance indemnity                                                  6,992                 10,645
         Accrued expenses and withholdings                                                (48,039)                  (708)
         Income taxes payable                                                              (3,443)                56,410
                                                                                   --------------          -------------

Net Cash Provided by (Used in) Operating Activities                                       338,757               (665,737)
                                                                                   --------------          -------------

Cash Flows from Investing Activities:
   Purchase of fixed assets                                                                (6,250)               (51,174)
   Investment in unconsolidated subsidiaries                                             (384,855)               (12,520)
   Proceeds from short-term investments                                                   446,348                870,998
                                                                                   --------------          -------------

Net Cash Provided by Investing Activities                                                  55,243                807,304
                                                                                   --------------          -------------


   The accompanying notes are an integral part of these financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                   Three Months Ended March 31, 1998 and 1997

                                                                                        1998                    1997
                                                                               ----------------------  ----------------------
Cash Flows from Financing Activities:
   Payment of public offering cost                                                 $            -          $     (71,256)
   Borrowings from (advances to) related parties                                          (59,085)                24,231
   Proceeds from (payments on) notes payable to bank                                       (2,427)                     -
   Principal payments on long-term debt                                                   (11,234)                (7,863)
   Dividends paid                                                                        (432,000)                     -
                                                                                   --------------          ------------

Net Cash Used in Financing Activities                                                    (504,746)               (54,888)
                                                                                   --------------          -------------

Net Increase (Decrease) in Cash                                                          (110,746)                86,679

Cash at Beginning of Period                                                               324,556                168,156
                                                                                   --------------          -------------

Cash at End of Period                                                              $      213,810          $     254,835
                                                                                   ==============          =============


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the quarter for interest                                       $        9,316          $       4,409


   The accompanying notes are an integral part of these financial statements.

                         ANDEAN DEVELOPMENT CORPORATION




ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         GENERAL - The following discussion regarding the Company and its business and operations contains "forward-looking statements" within the meaning of Private Securities Litigation Reform Act 1995. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may", "expect", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology.

         The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements.

         The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward looking statements.

         OVERVIEW - During the first quarter of 1998, Management's efforts were mainly focused on the acquisition and reorganization of small to medium size companies that would provide the Company with a more stable cash flow and would constitute a solid investment. Management believes that these investments will be profitable and will generate cash flow in future years, (e.g., vineyard and wine processing installation). In addition, these acquisitions will provide the Company with highly qualified employees and assets that would bring new ideas and state of the art technology.

         The first quarter in 1998 has been affected by two setbacks that had a negative effect on the results expected by management for 1998.

         The first was the inability of its American subsidiary, Andean Engineering & Finance Corporation ("AEFC") to produce any revenues or profit from inception, mainly due to the dedication of its executives to long-term matters; a majority of those efforts were successfully dedicated to the reorganization of Construcciones Electromecanicas Consonni, S.A., ("Consonni"). The second setback was the effect of the Asiatic Crisis on the investment activity during the last quarter of 1997 and first quarter of 1998. Most of the projects being handled by the Company as well as some new contracts anticipated to be executed during the first quarter of 1998, were postponed until the second quarter and/or third quarter of 1998. The impact of these two problems is clearly a factor when analyzing the results of the year.

         Management is taking corrective measures to mitigate or eliminate these problems for the remainder of 1998. Notwithstanding, management believes that increased expenses were necessary to develop the Company and prepare it for its new phase of activities.

                         ANDEAN DEVELOPMENT CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         (CONTINUED)

         The Company believes that the market has already absorbed the effects of the Asiatic Crisis during this period and the delayed activities will come to fruition in the second and third quarters of 1998. Moreover, the activities of INGESIS, NYSA, the two wine related companies, and Consonni should have a positive effect on total revenues and net income, as well as the stability of the Company. In general, management anticipates a solid recovery starting the second quarter of 1998.

         PLAN OF OPERATIONS - The Company will increase its efforts in the Core Business area, using its facilities in Spain and by acting as a consultant to various manufacturers who are bidding projects in Peru, Argentine and Brazil, where the Chilean utilities have made significant investments. The Company will also consolidate its investments and effectively increase the production of the newly acquired subsidiaries, improving the quality of its services to customers, its coverage of new markets and its internal administration. Management will seek approval of the shareholders to increase its participation in Consonni and ECESA of Spain up to 77%.

         Management plans to dedicate more time to its Core Business and have acquired experts to develop new businesses. Mr. Errazuriz, CEO and Chairman, effective May 15, 1998, resigned to dedicate all of his time to the development of new ideas, sales and promotion in the Core Business area. He will remain as Chairman of the Board. Mr. De La Barra, who joined the Company in September 1997 from the Inter-American Development Bank, has been appointed to the position of President and CEO.

         RESULTS OF OPERATIONS - March 31, 1998 compared to March 31, 1997.

         Gross revenues decreased from $909,261 in 1997 to $386,460 in 1998, a decrease of 57%. This decrease is due to the Asiatic Crisis previously mentioned that has delayed most projects being handled by the Company as well as postponement of new contract negotiations. Management expects to increase its gross revenues in the second and third quarters of 1998 with the completion of the contracts delayed in the first quarter.

         Cost of operations increased from $221,248 at March 31, 1997 to $240,340 at March 31, 1998 or 9% due to the diversification of the Company's operations in new markets and thus as a result, additional personnel have been hired to meet these needs.

                         ANDEAN DEVELOPMENT CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         (CONTINUED)

         Selling and administrative expenses increased from $232,440 at March 31, 1997 to $367,868 at March 31, 1998 an increase of $135,428 or 58%
         which is reflective of the above mentioned increase in personnel and management's continued effort to increase the Company's Core business. Management anticipates some of these investments to have profitability at the end of 1998.

         Gross profits decreased from $688,013 at March 31, 1997 to $146,120 at March 31, 1998, a decrease of $541,893 or 79%. This is primarily due to net income decreased from $433,700 at March 31, 1997 to $68,032 at March 31, 1998, a decrease of $365,668 or 84%. This is due to the aforementioned.

         Income taxes have decreased from $50,254 to $20,173 or $30,081. Although income before income taxes decreased significantly, the Company must pay income taxes in Chile that are not offset with U.S. affiliates for consolidated financial statement purposes.

         LIQUIDITY AND CAPITAL RESOURCES - During the period ended in March 31, 1998, as compared to December 31, 1997, there were significant changes in the liquidity, type of assets and structure of debt.

         Other assets have increased from $5,437,585 for the period ended on December 31, 1997 to $5,737,790 for the period ended March 31, 1998. This increase corresponds to investments in new business opportunities described above.

         Current liabilities decreased from $1,844,578 as of December 31, 1997 to $1,067,021 as of March 31, 1998, due to the payments of payables during the first quarter of 1998.

         Long-term liabilities of $195,574 as or March 31, 1998, is down from $206,071 as of December 31, 1997 due to payments made on liabilities in the first quarter of 1998.

                         ANDEAN DEVELOPMENT CORPORATION

Part II.      Other Information

Item 1.       Legal Proceeds
              None

Item 2.       Changes in Securities
              None

Item 3.       Defaults Upon Senior Securities
              None

Item 4.       Submission of Matters to a vote of Securities Holders
              None

Item 5.       Other Information

              Subsequent Events

              /bullet/ Resignation of Mr. Errazuriz as President and Chief
                       Executive Officer, effective May 15, 1998.

              /bullet/ Appointment of Mr. Mauricio De la Barra as President and
                       Chief Executive Officer, effective May 15, 1998.

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits:

                  27 Financial Data Schedule

              (b) Reports on Form 8-K:

                  None

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, Andean Development Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ANDEAN DEVELOPMENT CORPORATION

DATE: May 20, 1998                          By: /s/ Mauricio De La Barra
                                                -------------------------------
                                                Mauricio De La Barra,
                                                Chief Executive Officer,
                                                Chief Financial Officer and
                                                Authorized Signatory

                                 EXHIBIT INDEX


EXHIBIT                                DESCRIPTION
-------                                -----------

  27                         Financial Data Schedule