Form 10QSB
period 1998-06-30
ANDEAN DEVELOPMENT CORP
filed 1998-08-19
CIK 943184

FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998.

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

Yes   X           No
   ------           --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 1998, 2,820,100 shares of $.0001 par value common stock were outstanding.

                         ANDEAN DEVELOPMENT CORPORATION

                                      INDEX

Part I.       Financial Information.

Item 1.       Financial Statements (Unaudited).

Item 2.       Management's Discussion and Analysis of Financial Condition and
               Results of Operations.

Part II.      Other Information.

                         ANDEAN DEVELOPMENT CORPORATION

                           Consolidated Balance Sheets

                       June 30, 1998 and December 31, 1997

                                   A S S E T S

                                                                                      June 30,              December 31,
                                                                                        1998                    1997
                                                                                    -----------             ------------
                                                                                    (Unaudited)
Current Assets:
   Cash                                                                            $      64,400           $      324,556
   Short-term investments                                                                143,513                  528,575
   Accounts receivable                                                                 1,546,427                3,205,385
   Due from related parties                                                              725,046                  520,000
   Inventory                                                                              40,366                       -
   Other current assets                                                                  589,253                  118,038
                                                                                   -------------           --------------

         Total Current Assets                                                          3,109,005                4,696,554
                                                                                   -------------           --------------
Furniture and Equipment, net                                                           1,694,350                  672,875
                                                                                   -------------           --------------
Other Assets:
   Undeveloped real estate, held for investment                                        1,147,385                  789,447
   Note receivable from related party                                                    493,159                  606,031
   Note receivable - other                                                             1,339,766                1,339,766
   Investment in unconsolidated subsidiaries                                             722,821                1,629,998
   Other assets                                                                        1,328,450                1,072,343
                                                                                   -------------           --------------
                                                                                       5,031,581                5,437,585
                                                                                   -------------           --------------
                                                                                   $   9,834,936           $   10,807,014
                                                                                   =============           ==============

   The accompanying notes are an integral part of these financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                       June 30, 1998 and December 31, 1997

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                      June 30,              December 31,
                                                                                        1998                    1997
                                                                                   ------------             ------------
                                                                                    (Unaudited)
Current Liabilities:
   Obligations with banks                                                          $     171,191           $      576,756
   Current portion of long-term debt                                                      29,145                   30,320
   Accounts payable                                                                      139,454                  767,155
   Due to related parties                                                                129,760                   24,264
   Income taxes payable                                                                  134,393                  197,022
   Accrued expenses and withholdings                                                      85,074                   77,531
   Current portion of staff severance indemnities                                         24,394                   21,530
   Dividends payable                                                                          -                   150,000
                                                                                   -------------           --------------
         Total Current Liabilities                                                       713,411                1,844,578
                                                                                   -------------           --------------

Long-Term Liabilities:

   Long-term debt, excluding current portion                                              99,580                  118,754
   Staff severance indemnities, excluding current portion                                 66,120                   87,317
                                                                                   -------------           --------------

                                                                                         165,700                  206,071
                                                                                   -------------           --------------
Shareholders' Equity:

   Preferred stock, $.0001 par value, 5,000,000 shares
    authorized, 0 shares issued and outstanding                                               -                        -
   Common stock, $.0001 par value, 20,000,000 shares
    authorized, 2,820,100 shares issued and outstanding                                      282                      282
   Additional paid-in capital                                                          5,724,320                5,724,320
   Retained earnings                                                                   3,227,157                3,135,713
   Minority interest                                                                     106,744                       -
   Cumulative translation adjustment                                                    (102,678)                (103,950)
                                                                                   -------------           --------------

         Total Shareholders' Equity                                                    8,955,825                8,756,365
                                                                                   -------------           --------------

                                                                                   $   9,834,936           $   10,807,014
                                                                                   =============           ==============

   The accompanying notes are an integral part of these financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                        Consolidated Statements of Income

                                             Three Months         Three Months           Six Months           Six Months
                                                 Ended                Ended                Ended                 Ended
                                             June 30, 1998        June 30, 1997        June 30, 1998         June 30, 1997
                                          -------------------  -------------------  --------------------  -------------------
                                              (Unaudited)          (Unaudited)          (Unaudited)           (Unaudited)
Revenues from Operations:
   Revenues                                 $       956,951      $    1,800,478       $    1,343,411         $    2,709,739
   Cost of operations                               232,887             986,686              473,227              1,207,934
                                            ---------------      --------------       --------------         --------------

Gross Profit                                        724,064             813,792              870,184              1,501,805

Selling and Administrative Expenses                 256,633             356,651              624,501                589,091
                                            ---------------      --------------       --------------         --------------

                                                    467,431             457,141              245,683                912,714
                                            ---------------      --------------       --------------         --------------

Other Income (Expense), net                         (62,492)             (3,383)             247,461                 24,998
                                            ---------------      --------------       --------------         --------------

Income Before Income Taxes

 and Minority Interest                              404,939             453,758              493,144                937,712

Income Taxes                                         60,053              71,094               80,226                121,348
                                            ---------------      --------------       --------------         --------------

Net Income Before Minority Interest                 344,886             382,664              412,918                816,364

Minority Interest                                        -                   -                39,474                     -
                                            ---------------      --------------       --------------         -------------

Net Income                                  $       344,886      $      382,664       $      373,444         $      816,364
                                            ===============      ==============       ==============         ==============


Net Income per Common Share                 $           .12      $          .14       $          .13         $          .29
                                            ===============      ==============       ==============         ==============


Weighted Average Shares Outstanding               2,820,100           2,820,100            2,820,100              2,820,100
                                            ===============      ==============       ==============         ==============

   The accompanying notes are an integral part of these financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                      Consolidated Statements of Cash Flows

                     Six Months Ended June 30, 1998 and 1997

                                                                                     1998                      1997
                                                                                ---------------          --------------
Cash Flows from Operating Activities:
   Net income                                                                  $      373,444            $     816,364
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                                     51,123                    8,993
     Profit on sale of fixed asset                                                         -                    (6,031)
     Minority interest                                                                106,744                       -
     Translation adjustment                                                             1,272                       -
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                                                        1,658,958                  249,839
         Inventory                                                                    (40,366)                      -
         Other current assets                                                        (471,215)                (287,337)
         Note receivable                                                              112,872               (1,639,744)
         Other assets                                                                (256,107)                (197,295)
       Increase (decrease) in:
         Accounts payable                                                            (627,701)                  58,271
         Provision for severance indemnity                                            (18,333)                  16,495
         Accrued expenses and withholdings                                              7,543                    5,659
         Income taxes payable                                                         (62,629)                  24,874
                                                                               --------------            -------------

Net Cash Provided by (Used in) Operating Activities                                   835,605                 (949,912)
                                                                               --------------            -------------

Cash Flows from Investing Activities:

   Purchase of fixed assets                                                        (1,072,598)                 (56,032)
   Purchase of land held for sale                                                          -                  (768,114)
   Proceeds from sale of fixed assets                                                      -                     4,767
   Investment in unconsolidated subsidiaries                                          549,239                       -
   Proceeds from short-term investments                                               385,062                1,282,343
                                                                               --------------            -------------

Net Cash Provided by (Used in) Investing Activities                                  (138,297)                 462,964
                                                                               --------------            -------------

   The accompanying notes are an integral part of these financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                     Six Months Ended June 30, 1998 and 1997

                                                                                     1998                      1997
                                                                                -------------            --------------
Cash Flows from Financing Activities:
   Advances to related parties                                                 $      (99,550)           $    (108,337)
   Payments on notes payable to bank                                                 (405,565)                      -
   Principal payments on long-term debt                                               (20,349)                 682,856
   Dividends paid                                                                    (432,000)                      -
                                                                               --------------            -------------

Net Cash Provided by (Used in) Financing Activities                                  (957,464)                 574,519
                                                                               --------------            -------------

Net Increase (Decrease) in Cash                                                      (260,156)                  87,571

Cash at Beginning of Period                                                           324,556                  168,156
                                                                               --------------            -------------

Cash at End of Period                                                          $       64,400            $     255,727
                                                                               ==============            =============

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                                    $       33,884            $       8,810
   Cash paid during the period for taxes                                              125,606                       -

   The accompanying notes are an integral part of these financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                   Notes to Consolidated Financial Statements

NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              BASIS OF PRESENTATION - The quarterly financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in opinion of management, necessary for a fair statement of results for the interim period. For further information, refer to the financial statements and notes thereto included in the Company's form 10-KSB as of and for the year ended December 31, 1997.

              FUNCTIONAL CURRENCY - The financial statements have been translated in accordance with the provisions set forth in Statement of Financial Accounting Standards No. 52, from Chilean pesos (the functional currency) into US dollars ( the reporting currency).

              EARNINGS PER COMMON SHARE - Earnings per common share are based on the weighted average number of shares outstanding of 2,820,100 for the periods ended June 30, 1998 and 1997, respectively, after giving effect to common stock equivalents which consist of warrants issued with the initial public offering that would have a dilutive effect on earnings per share. Warrants issued with exercise prices greater than the existing market value of the company stock are deemed anti-dilutive and are not components of earnings per share.

                         ANDEAN DEVELOPMENT CORPORATION

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

              GENERAL - The following discussion regarding the Company and its business and operations contains "forward-looking statements" within the meaning of Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may", "expect", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology.

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

              OVERVIEW - During the second quarter of 1998, the Company acquired controlling interests in two companies related to its Core Business; Ingesis, is dedicated to computer technology, the other, NYSA, is dedicated to preparing engineering appraisals, siting selections and negotiations with the owners of property to be used for utility plant sites.

              These companies have contributed revenues to the Company and are expected to provide a steady cash flow from their activities.

              The Company is in negotiations with Consonni and we expect to receive stockholder approval of the acquisition of this company at the next shareholder's meeting. The Company has not provided pro-forma financial statements of the acquisition of Consonni because Consonni's financial information is not readily available at this time.

              The Core Business has started to recover, after the worst of the impact of the Asiatic Crisis. The negative effect of the losses coming from some areas of the Company as a consequence of the initiation of new activities, as reported in our last yearly statements and comments, has diminished. It can be seen, in the diagrams and figures hereafter, that the last quarter of the last year was very bad, and that the recovery started shortly thereafter, bringing the second quarter close to normality.

              However, the Company has no evidence to indicate that the third quarter will be as profitable and thus secure profitability for the year. Some impacts of the Asiatic crisis are now affecting the American Market, thus frightening our customers and delaying their decisions to invest. Most of them are located in the infrastructure area. But the Company has had important signs of recovery in the activity of its Core Business, even if an important part of the quarterly profit, (no less than 25%), came directly from the acquisition of the new companies. This was an early trial of our plans for future stages, when the Company decided to broaden its activities to mitigate risks.

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)

              The results have been grouped hereafter to show the quarter results and also the yearly results on a quarterly moving basis.

              PLAN OF OPERATIONS

              CORE BUSINESS - The Company is presently working as an advisor to Siemens, in two technical matters related to 1996 purchases of Combined Cycle Plants, sold with the collaboration of ADC. The Company is providing technical support for the sale of a Hydropower station for Endesa (Chile). ADC has been requested to provide project engineering services to a consortium trying to sell a 230MW hydropower TG set for Emgesa (Colombia) and one TG set based on an open cycle 160MW gas turbine from Westinghouse for Cachoeira Dourada, a Brazilian Utility. The Company is also serving as a technical advisor on the sale of a 1000 MW package from CIEN (an Argentinean consortium) to a Brazilian utility.

              NEW DEVELOPMENTS - We are evaluating a joint venture between the Company's subsidiary Ingesis and Ibermatica, a leading Spanish company in industrial programming services with more than $100 million in yearly sales in Spain, to serve the Chilean and Argentinean markets. We are also evaluating the involvement in a foundry, manufacturing facility dedicated to produce parts and pieces for the pumping and water pipes industries. The Company plans to finance these ventures with its own capital and resources. The equities will be little and the companies will start almost from zero, but the business potential is very high. At the same time Ingesis is continuing its collaboration with the Chilean IRS to develop the publicly announced cash register machine that will incorporate in it an inventory control and a VAT automatic paying system.

              RESULTS OF OPERATIONS (JUNE 30, 1998 COMPARED TO JUNE 30, 1997)

              GROSS REVENUES, COSTS OF OPERATIONS AND GROSS PROFIT - GROSS REVENUES decreased from $2,709,739 to $1,343,411 (50%) while COSTS OF OPERATIONS decreased from $1,207,934 to $473,229 (61%). As a consequence, GROSS PROFIT decreased from $1,501,805 to $870,184. This high decrease in sales (gross revenues) is due to the impact of a poor first quarter, in which gross revenues were only $386,460. It is also due to the fact that during the second quarter of 1997 the Company obtained a large transaction (El Peral) which provided higher than expected results. Costs of Operations decreased more than revenues because the first quarter of 1997 showed higher costs resulting from the El Peral business. Finally, Gross Profit was also affected by the bad experience of the first quarter. In fact, of the $870,183 obtained in the first six months only $146,120 was produced in the first quarter, while $724,063 was generated in the second quarter of 1998. This $724,063 compares reasonably well, under the present circumstances, with the $813,792 of Gross Profit obtained during the second quarter of 1997.

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)

              SELLING AND ADMINISTRATIVE EXPENSES, INCOMES FROM OPERATIONS AND OTHER INCOMES (EXPENSES) - SELLING AND ADMINISTRATIVE EXPENSES increased from $589,091 at June 30, 1997 to $624,501 at June 30, 1998. During May 1998, Mr. Pedro P. Errazuriz, past CEO of ADC, ceased being an employee and getting a salary from the Company. Mr. Errazuriz is an independent consultant to the Company. However, as a consequence of the poor results of the first quarter of 1998, INCOME FROM OPERATIONS, decreased from $912,714 to $245,683 (representing only 27% for the same period in 1997). In fact the second quarter cooperated with $224,552 to the operational net income of the semester, a clear increase from the $68,032 obtained during the first quarter as operational net income, but far from the extraordinarily high results of the second quarter of 1997, ($479,014) explained before. On the other hand, OTHER INCOME (EXPENSES)) increased from $24,998 to $247,461, which is due to non-operational income arising from the sale of land by the Company.

              NET INCOME AND INCOME TAX - INCOME TAXES decreased from $121,348 to $80,226 as a result of the lower level of INCOME BEFORE TAXES (decreasing from $937,712 to $493,144).

              NET INCOME before minority interest decreased from $816,364 at June 1997 to $412,918 at June 1998, a decrease of 49%. This result must be considered in conjunction with the Net Income of both second quarters (the second quarter of 1998 obtained $344,886 of net incomes which is very close to the $382,664 seen in the second quarter of 1997). Again, this is good news if it is compared to the $68,032 of net income produced during the first quarter of 1998 and a clear recovery by comparison to the $62,696 net losses of the last year last quarter.

              LIQUIDITY AND CAPITAL RESOURCES - During the period ended in June 30, 1998 as compared to December 31, 1997 there were significant changes in the liquidity, type of assets and structure of debt.

              Other assets have increased from $5,437,585 for the period ended December 31, 1997 to $5,031,583 for the period ended June 30, 1998. This decrease corresponds to investments in subsidiaries that were unconsolidated at December 31, 1997 because of lack of material impact on the consolidated financial statements but were consolidated in 1998.

              Current liabilities decreased from $1,844,578 for the period ended December 31, 1997 to $713,411 for the period ended June 30, 1998, a decrease of $405,565 due to the repayment of obligations with bank and an 82% decrease in accounts payable.

              Long-term liabilities decreased from $206,071 for the period ended December 31, 1997 to $165,700 for the period ended June 30, 1998. This decrease corresponds to payments made on long-term debt.

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)

              YEAR 2000 COMPLIANCE

              The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company has established processed for evaluating and managing the risks and costs associated with this problem.

              Major areas of potential business impact have been identified and initial conversion efforts are underway. The Company also is communicating with suppliers, dealers, financial institutions and others with which it does business to coordinate year 2000 conversion. The total cost of compliance and its effect on the Company's future results of operations is being determined as part of the detailed conversion planning.

                         ANDEAN DEVELOPMENT CORPORATION

Part II.      Other Information

Item 1.       Legal Proceeds
              None

Item 2.       Changes in Securities
              None

Item 3.       Defaults Upon Senior Securities
              None

Item 4.       Submission of Matters to a vote of Securities Holders
              None

Item 5.       Other Information

              Subsequent Events

                                 EXHIBIT INDEX

EXHIBIT          DESCRIPTION
-------          -----------
 27              Financial Data Schedule