Form 10QSB
period 1998-09-30
ANDEAN DEVELOPMENT CORP
filed 1998-11-16
CIK 943184

FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998.

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

Yes  X      No _______


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 1998, 2,820,100 shares of $.0001 par value common stock were outstanding.

                         ANDEAN DEVELOPMENT CORPORATION




                                      INDEX


Part I.    Financial Information.


Item 1.    Financial Statements (Unaudited).


Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations.


Part II.   Other Information.


                         ANDEAN DEVELOPMENT CORPORATION

                           Consolidated Balance Sheets

                    September 30, 1998 and December 31, 1997



                                   A S S E T S

                                                    SEPTEMBER 30,  DECEMBER 31,
                                                          1998           1997
                                                     ------------    -----------
                                                     (Unaudited)
Current Assets:
  Cash                                                $    96,810    $   324,556
  Short-term investments                                   24,178        528,575
  Accounts receivable                                   1,658,302      3,205,385
  Due from related parties                                711,620        520,000
  Other current assets                                    552,000        118,038
                                                     ------------    -----------
        Total Current Assets                            3,042,910      4,696,554
                                                     ------------    -----------
Property, Furniture and Equipment, net                  1,916,459        672,875
                                                     ------------    -----------
Other Assets:
  Undeveloped real estate, held for investment          1,147,385        789,447
  Note receivable from related party                      522,134        606,031
  Note receivable - other                               1,411,901      1,339,766
  Investment in unconsolidated subsidiaries               761,159      1,629,998
  Other assets                                          1,324,605      1,072,343
                                                     ------------    -----------
                                                        5,167,184      5,437,585
                                                     ------------    -----------
                                                      $10,126,553    $10,807,014
                                                     ============    ===========

   The accompanying notes are an integral part of these financial statements.



                         ANDEAN DEVELOPMENT CORPORATION

                     Consolidated Balance Sheets (Continued)

                    September 30, 1998 and December 31, 1997



                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                   1998             1997
                                                                ------------     ------------
                                                                 (Unaudited)
Current Liabilities:
  Obligations with banks                                        $    367,499     $    576,756
  Current portion of long-term debt                                   29,356           30,320
  Accounts payable                                                   222,559          767,155
  Due to related parties                                             145,246           24,264
  Income taxes payable                                               104,443          197,022
  Accrued expenses and withholdings                                   94,978           77,531
  Current portion of staff severance indemnities                      32,750           21,530
  Dividends payable                                                     --            150,000
                                                                ------------     ------------
        Total Current Liabilities                                    996,831        1,844,578
                                                                ------------     ------------
Long-Term Liabilities:
  Long-term debt, excluding current portion                           92,983          118,754
  Staff severance indemnities, excluding current portion              64,591           87,317
                                                                ------------     ------------
                                                                     157,574          206,071
                                                                ------------     ------------
Shareholders' Equity:
  Preferred stock, $.0001 par value, 5,000,000 shares
   authorized, 0 shares issued and outstanding                          --               --
  Common stock, $.0001 par value, 20,000,000 shares
   authorized, 2,820,100 shares issued and outstanding                   282              282
  Additional paid-in capital                                       5,724,320        5,724,320
  Retained earnings                                                3,296,633        3,135,713
  Minority interest                                                   43,266             --
  Cumulative translation adjustment                                  (92,353)        (103,950)
                                                                ------------     ------------
        Total Shareholders' Equity                                 8,972,148        8,756,365
                                                                ------------     ------------
                                                                $ 10,126,553     $ 10,807,014
                                                                ============     ============

   The accompanying notes are an integral part of these financial statements.



                         ANDEAN DEVELOPMENT CORPORATION

                        Consolidated Statements of Income


                                         THREE MONTHS   THREE MONTHS    NINE MONTHS  NINE MONTHS
                                            ENDED           ENDED           ENDED        ENDED
                                         SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30, SEPTEMBER 30,
                                             1998           1997            1998          1997
                                         -------------  -------------  ------------- -------------
                                          (Unaudited)    (Unaudited)    (Unaudited)   (Unaudited)

Revenues from Operations:
  Revenues                               $     316,972    $   858,547    $ 1,660,383    $ 3,568,286
  Cost of operations                            93,142        481,470        566,369      1,689,404
                                         -------------  -------------  -------------  -------------
Gross Profit                                   223,830        377,077      1,094,014      1,878,882

Selling and Administrative Expenses            238,156         84,917        862,657        674,008
                                         -------------  -------------  -------------  -------------
                                               (14,326)       292,160        231,357      1,204,874
                                         -------------  -------------  -------------  -------------

Other Income (Expense), net                    101,813        (50,684)       349,274        (25,686)
                                         -------------  -------------  -------------  -------------
Income Before Income Taxes
 and Minority Interest                          87,487        241,476        580,631      1,179,188

Income Taxes                                    16,433         57,241         96,659        178,589
                                         -------------  -------------  -------------  -------------
Net Income Before Minority Interest             71,054        184,235        483,972      1,000,599

Minority Interest                                1,376            --          40,850             --
                                         -------------  -------------  -------------  -------------
Net Income                               $     69,678    $   184,235    $   443,122     $ 1,000,599
                                         =============  =============  =============  =============

Net Income per Common Share              $        .02    $       .07    $       .16     $       .35
                                         =============  =============  =============  =============

Weighted Average Shares Outstanding         2,820,100      2,820,100      2,820,100       2,820,100
                                         =============  =============  =============  =============


   The accompanying notes are an integral part of these financial statements.


                         ANDEAN DEVELOPMENT CORPORATION

                      Consolidated Statements of Cash Flows

                  Nine Months Ended September 30, 1998 and 1997


                                                              1998            1997
                                                       -----------     -----------
Cash Flows from Operating Activities:
  Net income                                           $   443,122     $ 1,000,599
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                           74,547          14,322
    Profit on sale of fixed asset                             --            (6,031)
    Minority interest                                       43,266            --
    Translation adjustment                                  11,595          (2,792)
    Changes in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                              1,547,083        (202,846)
        Other current assets                              (433,962)       (491,354)
        Note receivable                                     11,762      (1,339,763)
        Employee advances                                     --           (26,060)
        Other assets                                      (252,262)       (335,192)
      Increase (decrease) in:
        Accounts payable                                  (544,596)        (91,765)
        Provision for severance indemnity                  (11,506)         29,663
        Accrued expenses and withholdings                   17,447           7,212
        Income taxes payable                               (92,579)         82,115
                                                       -----------     -----------
Net Cash Provided by (Used in) Operating Activities        813,917      (1,361,892)
                                                       -----------     -----------
Cash Flows from Investing Activities:
  Purchase of fixed assets                              (1,318,131)        (73,283)
  Purchase of land held for sale                          (357,938)           --
  Proceeds from sale of fixed assets                          --             4,797
  Investment in unconsolidated subsidiaries                868,839        (531,127)
  Purchase of bridge loan warrants                            --           (87,000)
  Proceeds from short-term investments                     504,397       2,224,845
                                                       -----------     -----------
Net Cash Provided by (Used in) Investing Activities       (302,833)      1,538,232
                                                       -----------     -----------

   The accompanying notes are an integral part of these financial statements.


                         ANDEAN DEVELOPMENT CORPORATION

                Consolidated Statements of Cash Flows (Continued)

                  Nine Months Ended September 30, 1998 and 1997


                                                          1998          1997
                                                       ---------     ---------
Cash Flows from Financing Activities:
  Cost of public offering                              $    --       $ (71,255)
  Advances to related parties                            (70,638)     (141,315)
  Proceeds from payments on notes payable to bank       (209,257)        5,686
  Principal payments on long-term debt                   (26,735)      (22,723)
  Dividends paid                                        (432,200)         --
                                                       ---------     ---------
Net Cash Provided by (Used in) Financing Activities     (738,830)     (229,607)
                                                       ---------     ---------

Net Increase (Decrease) in Cash                         (227,746)      (53,267)

Cash at Beginning of Period                              324,556       168,156
                                                       ---------     ---------
Cash at End of Period                                  $  96,810     $ 114,889
                                                      ==========     =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest             $  55,829     $  13,963
  Cash paid during the period for taxes                  124,888        97,023



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

             EARNINGS PER COMMON SHARE - Earnings per common share are based on the weighted average number of shares outstanding of 2,820,100 for the periods ended September 30, 1998 and 1997, respectively, after giving effect to common stock equivalents which consist of warrants issued with the initial public offering that would have a dilutive effect on earnings per share. Warrants issued with exercise prices greater than the existing market value of the company stock are deemed anti-dilutive and are not components of earnings per share.

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

          OVERVIEW - During the third quarter of 1998 the Company has continued implementing its business strategy on its subsidiaries with an effort to increase the revenues of its Core Business as explained in its most recent 10-K.

          Ingesis S.A., one of its newly acquired subsidiaries in the computer technology, has recently hired a new General Manager who is highly regarded within the industry. His main focus will be attempting to improve the subsidiaries sales volume. At the same time Ingesis S.A. has been developing computer software that once complete would assist in improving productivity of workers within Consonni S.A., a Spanish subsidiary of ADC.

          NYSA S.A.., another subsidiary is in the business of performing engineering appraisals, selecting sites for development, and negotiations with the owners of land to be used for various energy projects. During the third quarter the company continued its profitable operations, which are expected through the balance of 1998. Future plans involve and expansion of the type of operations including B.O.T. projects, whereby the private sector invests in public projects for such things as road and port development.

          Bodegas Garcia Errazuriz, the vineyard continues to development its land for the eventual growing of grapes and ultimate production of wine. Plans continue to be to produce the first wine production during 2001.

          The core business has been recovering from the most recent Asiatic Crisis which put a halt on the completion of negotiations for increased investment and development in utility plants from concerned investors, worldwide. This impacted the core business heavily and the losses seen in the recent quarters should now diminish for the balance of the year.

                         ANDEAN DEVELOPMENT CORPORATION


ITEM  2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

          However, with the Asiatic Crisis last year, the Company's American markets could potentially be impacted. Several U.S. customers, usually involved in the development of power plants in South America, are a little more hesitant in their approach to invest as quickly as has been seen in the past. This situation as well has recently shown signs of recovery. We are now of the belief that the worst of the problems are behind us. As a result, we anticipate a busy fourth quarter closing contracts that have been lingering for longer than expected periods.

          PLAN OF OPERATIONS

          CORE BUSINESS - The Company is presently giving support as an advisor to Siemens, in two technical matters related to their 1996 purchases of Combined Cycle Plants, one of them through the collaboration of ADC. The Company is involved in technical support for sales of one Hydropower station for Endesa (Chile) implying a sale of more than 70 million. ADC has been requested to provide project engineering to a consortium trying to sell a 230MW hydropower TG set for Emgesa (Colombia) and one TG set based on an open cycle 160MW gas turbine from Westinghouse for Cachoeira Dourada, A Brazilian Utility. The Company is also consulting on the sale of a package of 1000 MW from CIEN (an Argentinean consortium) to a Brazilian utility, anticipating the sale of an 800-km power line.

          NEW DEVELOPMENTS - The new four projects in which ADC is working are
          (i) 1.000 MW and 500 KV High tension power line between Buenos Aires, Argentina and Brasil over a large of 500 km, (ii) 650MW Hidroelectrical Generation Central "Ralco" located south of Santiago in Biobio river, (iii) Investment of Vattenfall on a 400 MW Hidroelectrical Project in Chile, (iv) Acquisition of three groups of 100 MW Gas Turbines JT8 by ENDESA, S.A. from Pratt & Whitney. Errazuriz y Asociados will operate as commercial agent when ENDESA decides to buy the equipment directly or below a leasing contract.

          We are studying a joint venture between the Company through Ingesis with Ibermatica to serve the Chilean and Argentinean markets, Ibermatica is a leading Spanish company in industrial programming services with more than $100 million in yearly sales in Spain. We are also studying the involvement in a foundry, manufacturing facility dedicated to produce parts and pieces for the pumping and water pipes industries. In both business opportunities, the Company will not take debts but will use its resources and income. The earnings will be initially small but the business potential is very high. At the same time Ingesis is continuing its collaboration with the Chilean IRS to develop the already announced cash register machine that will incorporate in it an inventory control and a VAT automatic paying system.

                         ANDEAN DEVELOPMENT CORPORATION


ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
           (CONTINUED)

           RESULTS OF OPERATIONS (SEPTEMBER 30, 1998 COMPARED TO
           SEPTEMBER 30, 1997)

           GROSS REVENUES, COSTS OF OPERATIONS AND GROSS PROFIT - GROSS REVENUES decreased from $3,568,286 to $1,660,383 (53%) while GROSS PROFIT decreased from $1,878,882 to $1,094,014 (42%). This high decrease in sales (gross revenues) is due to the impact of minimal sales activity as referenced earlier in this discussion. It is also due to the fact that during the second quarter of 1997 the Company had a single project (El Peral business) with a very high and unusual profit. Also, during June 1998, Mr. Pedro P. Errazuriz, past CEO in ADC, ceased being an employee and getting a salary from the Company which decreased the costs of operations. Finally, gross profit was also affected by the reduced revenue situation discussed above.

           SELLING AND ADMINISTRATIVE EXPENSES, INCOMES FROM OPERATIONS AND OTHER INCOMES (EXPENSES) - SELLING AND ADMINISTRATIVE EXPENSES increased from $674,008 at September 30, 1997 to $862,657 at September 30, 1998 (27%) as a result of increased marketing costs in an attempt to improve revenues. INCOME FROM OPERATIONS, decreased from $1,204,874 at September 1997 to $231,357 at September 1998 as referred to above. On the contrary, OTHER INCOME (EXPENSES) increased from $(25,686) to $349,274, which is due to non-operating income from the sale of land and interest income.

           NET INCOME AND INCOME TAX - INCOME TAXES decreased from $178,589 to $96,659 as a consequence of the lower level of INCOME BEFORE TAXES, decreasing from $1,179,188 to $580,631.

           NET INCOME decreased from $1,000,599 for September 1997 to $443,122 for September 1998, a decrease of 56% again as a result of the decrease in revenues. The results are explained because the existing Core business fluctuates from one quarter to another, which is why a diversification strategy to obtain more stable revenues, cash flows and profit during business year is being developed.

           LIQUIDITY AND CAPITAL RESOURCES - During the period ended in September 30, 1998 as compared to December 31, 1997 there were significant changes in the liquidity, type of assets and structure of debt.

                         ANDEAN DEVELOPMENT CORPORATION


ITEM  2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

          Property, furniture & equipment increased from $672,875 at December 31, 1997 to $1,916,459, primarily due to increased investments in a vineyard in Chile.

          Other assets have decreased from $5,437,585 for the period ended December 31, 1997 to $5,167,185 for the period ended September 30, 1998. This decrease corresponds to investments in subsidiaries that were unconsolidated at December 31, 1997 due to immateriality on the consolidated financial statements, but were consolidated on the September 30,1988 financial statements.

          Current liabilities decreased from $1,844,578 for the period ended December 30, 1997 to $996,830 for the period ended September 30, 1998, as a results of payments on lines of credit, accounts payable and income taxes due to increased reductions in accounts receivable.

          Long-term liabilities decreased from $206,071 for the period ended December 31, 1997 to $157,574 for the period ended September 30, 1998. This decrease corresponds to reductions of long-term debt.

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

          Major areas of potential business impact have been identified and initial conversion efforts are underway. The Company also is communicating with suppliers, dealers, financial institutions and others with which it does business to coordinate year 2000 conversion. After evaluations of the responses from such communications, the Company will prepare a contingency plan to mitigate year 2000 issues, if necessary. The total cost of compliance and its effect on the Company's future results of operations is being determined as part of the detailed conversion planning.

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
                                                Authorized Signatory

                                 EXHIBIT INDEX

EXHIBIT          DESCRIPTION
------           -----------

 27              Financial Data Schedule