Form 10KSB40
period 1998-12-31
ANDEAN DEVELOPMENT CORP
filed 1999-03-31
CIK 943184

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1998
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

                            Office in Santiago, CHILE
                       Av. Americo Vespucio 100, Piso 16
                                Santiago de CHILE
                          Phone in Chile: 562 2075000
                           Fax in Chile: 562 2076797

                      Phone in Florida (USA)(561) 416-8930
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None

                                                     Name of Each Exchange
         Title of Each Class                          on Which Registered
         -------------------                          -------------------

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

                                Yes [X]            No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $2,630,429

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 30, 1999 computed by reference to the closing bid price of the Common Stock was $ 1.625 on that date: $4,582,663.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         2,820,100 shares of Common Stock, $.001 par value, as of December 31, 1998.

         Transitional Small Business Disclosure Format (check one)
Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                         ANDEAN DEVELOPMENT CORPORATION

                              Report on Form 10KSB

                   For the Fiscal Year Ended December 31, 1998

                                TABLE OF CONTENTS


                                                                                       PAGE
                                                                                       ----
                                     PART I

Item 1.           Description of the Business                                            1
Item 2.           Description of the Property                                           17
Item 3.           Legal Proceedings                                                     18
Item 4.           Submission of Matters to Vote of Security Holders                     18

                                     PART II

Item 5.           Market for Common Equity and Related
                    Stockholder Matters                                                 18
Item 6.           Management's Discussion and Analysis                                  19
Item 7.           Financial Statements                                                  23
Item 8.           Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                                23

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and
                     Control Persons                                                    24
Item 10.          Executive Compensation and Employment Agreements                      27
Item 11.          Security Ownership of Certain Beneficial Owners
                     And Management                                                     30
Item 12.          Certain Relationships and Related Transactions                        31

                                    PART IV

Item 13.          Exhibits and Reports on Form 8-K                                       34

Signatures                                                                              37



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

E&A, organized in February 1991, specializes, as an agent, in the sale of major electrical and mechanical equipment, and in the representation of foreign manufacturers of electrical and mechanical equipment in South America. E&A also offers technical assistance for both turnkey and non-turnkey public works and development projects to be constructed in South America, primarily in Chile. Since 1991, E&A has facilitated the sale of more than $550 million of equipment and installations including generators, turbines and conveyors, which has generated commission for the Company. See "Core Business."

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

Pursuant to the Company's business plan, during 1998, the Company has consolidated most of the investments and has finished the reorganization and reengineering of most of its subsidiaries.

In November 1997, the Company purchased a 670-acre farm in the Itata Region in Chile for $1,073,000 to establish a vineyard. The vineyard is beginning to be planted. Up to now about 160 acres have been planted. Their production is expected for February 2001.

During 1998, the Company acquired a 67% equity interest in Ingesis, a Chilean software development company ("Ingesis") for $101,031. Ingesis has developed a system, utilizing a digital signature generated by encrypting a logarithm on a computer chip.

The Company holds 51% equity interest in Negociaciones y Servidumbre S.A., a Chilean corporation ("NYSA") for which it paid $125,508. NYSA specializes in negotiation and purchasing of land easements for use by electrical utilities.

The Company on August 1997 purchased a 31.5% equity interest in a wine processing facility in Chile ("Vina Valle del Itata S.A.") of which $85,325 was paid during 1997 and $110,181 during 1998 for a total amount of $ 195,509. The facility has produced wine during March 1998 that was sold to England. During 1998 the facility reached its full initial production capacity of approximately
1.5 million liters of wine.

In May 1997, Pedro Pablo Errazuriz, the Company's Chairman of the Board, acquired a 20% interest in Construcciones Electromecanicas Consonni S.A., a Spanish corporation that manufactures motor control centers and switchgear ("Consonni") and in Equipos de Control Electrico S.A., a Spanish corporation and the international marketing and sales arm of Consonni ("ECESA", and collectively with Consonni, "Consonni/ECESA") from unrelated third parties, increasing his equity interest in Consonni/ECESA to 77%.

In July 1997, the Company acquired an 11% equity interest in Consonni/ECESA for $670,714 from unrelated third parties. During August 1997, Mr. Errazuriz, his interest of 77% and the 11% interest owned by the Company, entered into a share exchange agreement with Consonni USA, Inc., a Florida corporation ("CONUSA"), where the aggregate 88% interest of Consonni/ECESA was exchanged for 2,300,000 shares of CONUSA Common Stock (representing approximately a 76.7% interest in CONUSA).

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

In September 1996, the Company organized ADC Andean, S.A. ("ADC Swiss") as a Swiss corporation. ADC Swiss is a wholly owned corporation of ADC.

In July 1997, the Company organized AEFC as a Florida corporation. As of December 31, 1997, AEFC is a wholly owned subsidiary of the Company.

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

CORE BUSINESS

E&A

E&A specializes, as an agent, in the sale of major electrical and mechanical equipment a representative to foreign manufacturers. A substantial amount of its sales is for equipment relating to the electrical utilities, mining, and materials handling industries. This include medium and high voltage generators, transformers, controls, cables, gas and steam turbines and industrial boilers, as well as other materials such as cranes, unloading facilities, coal handling systems, crushers, air cleaning systems and ventilators. Additionally, E&A offers technical assistance to bidders during the preparation of tender (bid) documents for turnkey and non-turnkey projects, as well as throughout a project, once bids have been awarded. E&A has been successful in obtaining and maintaining its representations of foreign equipment manufacturers by offering engineering and sales support by experienced civil and industrial engineers. These professionals are knowledgeable in both the technical and sales aspects of a project and also have established contacts and networks in Chile necessary to successfully compete with larger international companies. Although many of the services offered by the Company are comparable to those of its competitors, the Company can effectively compete with larger competitors and offer additional services not available from its competitors, because of the Company's historical presence in Chile and its reputation for quality services. See "Competition."

The services offered by E&A include, but are not limited to:
1.

         o   Forecasting of market trends.

         o   Market research

         o   Financing (expertise in local and foreign loans)

         o   Packaging with other manufacturers

         o Knowledge of the decision making procedures and the scheduling of projects

2.

         o Local engineering support (by the Company's employees or through subcontractors)

         o   Procurement of local materials and products

         o   Construction and plant erection capabilities

         o   Project managing capabilities

         o   Coordination with customer and customer engineering

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

Major Representations (Exclusive)


NAME OF COMPANY                            COUNTRY OF ORIGIN                SECTOR
---------------                            -----------------                ------
Accusonic, Inc./O.R.E. Intl. Inc           U.S.A                           Ecology and  water treatment
Berdal Stromme A.S.                        Norway                          Engineering
Consonni S.A                               Spain                           Energy and electricity
Kvaerner Energy A.S.                       Norway                          Energy
Kvaerner Turbin A.B.                       Sweden                          Mech. Equip. for energy
Linde A.G                                  Germany                         Mining, processor, chemical plants
Norconsult Int. A.S                        Norway                          Engineering
Union Espanola de Explosivos               Spain                           Mining explosives




Selected Special Sales Representations (Non-Exclusive)

NAME OF COMPANY                             COUNTRY OF ORIGIN                SECTOR
---------------                             -----------------                ------
ABB-Air Preheater                           U.S.A.                           Ventanas Power Plant
ABB-Sweden                                  Sweden                           Pangue
ABB-Switzerland                             Switzerland                      Curillinque
ABB-Solyvent Ventec                         Spain                            Various mines (Exxon)
AEG                                         Germany                          Pangue
Babcock & Wilcox/Cranes Div                 Spain Ventanas                   Cranes
Babcock &Wilcox Espanola, S.A               Spain                            Mejillones Power Plant
Baedeke Navarro  (BYNSA)                    Spain                            Tocopilla Cranes
Combustion Engineering                      U.S.A.                           Chuquicamata
G.E.C. Large Machines                       U.K                              Guardia Vieja
G.E.C.Mechanical Handling                   U.K.                             Cement,Storage,& Conveyor
Ingemas                                     Spain                            Ventanas Conveyor System
Marubeni Corp.                              Japan                            Copper Concentrates Distr.
Mitsubishi Corp.                            Japan                            Polpaico
National Drying Machinery Co.               U.S.A.                           Invertec
Siemens A.G                                 Germany                          Mejillones Th Power Plant Loma
                                                                             Alta Hydroelectric
Sumitomo Corp.                              Japan                            Submarine Cables
Westinghouse Electric Co.                   U.S.A.                           Turbines/Edegel, Peru



RECENT PROJECTS - 1993 - 1997

Below is a representative list of the main equipment, turnkey projects and engineering sales made by the Company from 1993 to 1997.(1)(2)


NAME OF PROJECT      EQUIPMENT             TYPE OF PROJECT  CUSTOMER       SUPPLIER         APPROXIMATEVALUE
---------------      ---------             ---------------  --------       --------         ----------------
1993
Ortiga Tunnel        Redesign of tunnel    Engineering      Exxon          Norconsult       $100,000
Canutillar           Power plant tunnels   Engineering      Endesa         Norconsult       $200,000
Mejillones           Thermal power plant   Advisory         Edelnor        Babcock Wilcox   $100 million
Capullo              Hydropower            Advisory and     CREO           Kvaerner         $5 million
                                           erection         Norconsult

1994
Pangue               General design &      Engineering      Kvaerner       Norconsult AS    $2.7 million
                     supplier
                     coordination
Pangue               Hydropower            Advisory         Pangue S.A.    Kvaerner         $70 million
                                                                           Turnbin
Antofagasta          Sewage system         Engineering      Bayesa         Biwater Int'l    $8 million

1995
Patache              Cranes                Advisory         CELTA          Babcock Wilcox   $10 million
                                                                           Spain
Lorna Alta           Hydropower            Advisory         Pehuenche      Siemens          $20 million
                                                                           hidrovevey
San Ignacio          Thermal - electrical  Advisory         Endesa         Mitsubishi       $100 million
                     plant

1996
Andina               Water tunnel system   Engineering      Codelco        Norconsult       $100,000
Nehuenco             Thermal - electrical  Advisory         Colbun         Siemens          $100 million
                     plant
Costaner, Argentina  Thermal - electrical  Advisory         Endesa         Mitsubishi       $200,000
                     plant

1997
Alto Cachpoal        Hydroelectric         Advisory         Andrade &      Kvaerner         $60 million
                     project                                Gutierrez
Mampil Pauchen       Hydroelectric         Advisory         Elecnor S.A    Kvaerner         $5.8 million
                     project
El Peral             Project of realting   Engineering      Calvo Family   Ourselves        $1.3 million
Tocopilla            Combined cycle        Advisory         Electroandina    ABB            $160 million
Yanango              Hydropower            Advisory         Edegel -Peru     ABB            $30 million



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

1998 Projects

During 1998 the Company participated in the following projects:

COSTANERA ADVISORY Central Buenos Aires-Endesa/Entergy located in Buenos Aires, Argentina. Errazuriz & Asociados Contract Commissioning Advisory.

CHIMAY Project. EDEGEL, Peru Cartellone has hired Errazuriz Asociados located 150 km east of Lima consisting Hydroelectric Plant 60 megawatt. Cost of project $100 million.

CHARRUA PROJECT. ENDESA S.A. Empresa Nacional de Electricidad S.A. the largest Chilean Electric Utility Errazuriz y Asociados as the representative of Turbo Power Overseas Ltd. A Pratt & Whitney subsidiary has participated in the preparation of the bid and sale of two turbogenerator groups consisting of two FT8 Power Pac and one FT8 Twin Pac for a total of 100MW and its transformer. The total cost of the project it was $35.6 million.

ANTILHUE PROJECT. ENDESA S.A. Empresa Nacional de Electricidad S.A. the largest Chilean Electric Utility Errazuriz y Asociados as the representative of Turbo Power Overseas Ltd. A Pratt & Whitney subsidiary has participated in the preparation of the bid and sale of two turbogenerator groups consisting of two FT8 Power Pac for a total of 50MW and its transformer. The total cost of the project it was $15 million.

WATER RELATED PROJECTS

Aguas y Ecologia S.A. and the Bayesa Project

While Chile has made significant economic gains over the past 12 years in terms of foreign trade, the development of electrical utilities, the export of agricultural and cellulose products and the efforts of the Chilean government to take actions in the sanitary services and waste water treatment have been slow in developing. The first steps toward waste water treatment commenced in 1987 when the Ministry of Public Works called for bids to clean the Mapocho River Systems (which account for 30% of all the waste water in Santiago), however a number of political stalemates halted development in this area until 1993, which the Chilean government commenced privatization of the water utility industry.

The Company, through Igenor Andina S.A., currently owns 67.5% of Aguas y Ecologia S.A. ("A&E"), a Chilean corporation. A&E, in turn, owns a 10% interest in Biwater-Aguas y Ecologia S.A. ("Bayesa"), which owns and operates the Bayesa Project (the "Bayesa Project"). The Bayesa Project includes the design, construction, and management of a waste water treatment facility in Antafagasta, Chile for ESSAN (which is the water supply and treatment facility for the second region of Chile where Antofagasta is located), and the right to sell reclaimed industrial grade water.

The Bayesa Project will terminate after 30 years of operation, at which time Bayesa anticipates that it will transfer the Bayesa Project to ESSAN for no consideration. The Company took the reversion of the Bayesa Project back to ESSAN into consideration when deciding to take an equity position in the Bayesa Project. The Company concluded that it was in the Company's best interest to invest in the Bayesa Project, because of the potential profitability during the 30-year term of the contract.

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

1999 PROJECTS

Due to the economic crisis in Asia and South America, a significant amount of the projects anticipated to begin in 1998 were postponed and now appear hereafter as 1999 projects.

LINEA ALTA TENSION ARGENTINA-BRASIL
Project's owner                    CIEN Rio de Janeiro Brasil
Location                           Argentina-Brasil
Type of project                    Hydroelectric Project
Capacity                           220 megawatt approximately
Bid submission date                April 1999
Award estimated date               June 1999
Estimated Bid Price                $200 million

GUAVIO
Project's owner                    Endesa (Emgesa, Colombia)
Location                           200 km east of Bogota
Type of project                    Hydroelectric Project
Capacity                           220 megawatt approximately
Bid submission date                September 1999
Award estimated date               November 1999
Estimated Bid Price                $40 million

PP. RIO de JANEIRO
Project's owner                    Cachoeira Dorada SA - Endesa/Edegel
Location                           Rio de Janeiro, Brazil
Type of project                    Gas Powered Combined Cycle
Capacity                           120 megawatt approximately
Bid submission date                April 1999
Award estimated date               October 1999
Estimated Bid Price                $35 million

TERMO BIBLIS
Project's owner                    Electrica de Cartagena, Colombia -
                                     Termo Biblis
Location                           Cartagena
Type of project                    Gas powered Combined Cycle (Siemens)
Capacity                           350 megawatt approximately
Bid submission date                May 1999
Award estimated date               September 1999
Estimated Bid Price                $150 million

COYA-PANGAL

Project's owner                    Codelco Chile
Location                           100 south of Santiago
Type of project                    Hydroelectric Project, purchase of plant
Capacity                           70 megawatt approximately
Bid submission date                August 1999
Award estimated date               December 1999
Estimated Bid Price                $75 million

DESALINIZATION ANTOFAGASTA

Project's owner                    ESSAN, Joint Venture
Location                           Antofagasta, Chile
Type of project                    Desalting Plant, water production
Capacity                           350 lkts/sec approx.
Bid submission date                July 1999
Award estimated date               October 1999
Estimated Bid Price                $30 million

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

Management believes that by establishing an equity position in other ventures will provide the Company with (a) diversified profitable growth; (b) stabilized cash flow; and (c) the ability to further capitalize on the stability of the Chilean economy. As a result, during 1997 and 1998, the Company made a number of equity investments in business which are anticipated to create a steady cash flow to the Company and which will grow in the future.

INVESTMENTS IN NEW COMPANIES

Consonni/ECESA

In May 1997, Mr. Errazuriz, the Company's Chairman of the Board, acquired a 20% interest in Consonni/ECESA from unrelated third parties, increasing his equity interest in Consonni/ECESA to 77%. Consonni/ECESA are Spanish corporations that market, manufacture, distribute and sell motor control centers and switchgear. In July 1997, the Company purchased an 11% equity interest in Consonni/ECESA for approximately $670,714 from unrelated third parties.

Consonni/ECESA has experienced significant operating losses up through 1996, resulting in a substantial accumulated deficit. Under Spanish government regulations, a company is not allowed to operate with significant accumulated deficit without government intervention. As a result, in July 1996, the Spanish government under judicial orders, placed Consonni/ECESA under administrative supervision whereby management was required to present a strategic plan with the intent to eliminate the supervision by demonstrating an ability to continue as a going concern. As part of its plan, Consonni/ECESA developed a strategy to eliminate a substantial amount of its debt and in particular, the amounts due to the Social Security Administration of Spain and other governmental agencies and negotiated with these governmental entities to reduce the amount of debt due to these agencies, which reduction of debt was approved. In July 1997, once these negotiations were substantially finalized, the Company purchased an 11% interest in Consonni/ECESA for approximately $671,000 from unrelated third parties.

Subsequently, during August 1997, Mr. Errazuriz, on behalf of his interest of 77% and the interest owned by the Company approval) of 11%, entered into a share exchange agreement with CONUSA, whereby the 88% interest of Consonni/ECESA was exchanged for 2,300,000 shares of CONUSA Common Stock (representing approximately a 76.7% interest in CONUSA). CONUSA on 1998 has been traded on the OTC Bulletin Board, which is a limited market. CONUSA intends to apply for inclusion on the National Association of Security Dealers Automated Quotation (NASDAQ) SmallCap Market System.

The acquisition of the balance of Conusa shares by ADC, announced as a possibility in our report of last year, did not take place.

NYSA

Negociaciones y Servidumbre, S.A. (NYSA), a Chilean corporation, was organized to advise the largest private utilities and the Minister of Public Works in the acquisition of land easements from private owners in connection with the installation of electrical lines, piping systems and roads. NYSA, on behalf of these utilities, assists in determining the appropriate market value in order to purchase (rather than to expropriate) privately owned property, and typically undertakes all aspects of the acquisition (including legal matters). During 1998 the Company has completed its acquisition of a 51% equity interest in NYSA for $125,508.

Ingesis

In 1998, the Company acquired a 67% interest in Ingesis, S.A. for $101,032. Ingesis is a computer software company located in Santiago, Chile that has developed a system that utilizes a digital signature generated by encrypting a logarithm on a computer chip, which has been approved by the Chilean Internal Revenue Service as a replacement for the current system of tracking and auditing the collection of value added taxes. In addition, the Company developed and improved a software program "Market" used for the management of sales and inventory for small to medium sized entities. The Company intends to invest an additional $250,000 to develop and market these products, and to help develop and implement Ingesis' business plan.

Vina Valle del Itata S.A

Vina Valle del Itata S.A. ("VVISA"), a Chilean corporation, was organized to produce wine from grapes originated in the area called "Valle del Itata" located approximately 400 kilometers south of Santiago. The initial capacity of the installation is estimated to be 1.5 million liters of wine and this capacity is expected to double within three years. The project is sponsored by "Fundacion Chile" which is a joint venture between International Telephone and Telegraph
(ITT) and the Chilean Government and was created to develop new industrial and agricultural ventures in Chile. The total investment by the joint venture in this project will be $2.5 million of which $1 million will be used for working capital. Banks and governmental Institutions will either finance or guarantee 80% of these amounts. The Company currently owns a 31% share in VVISA and has invested $85,325 to date. The installation was ready for operation in March 1998 in time to process the 1998 vintage.

Vina "Bodegas Garcia Errazuriz"

The Company purchased 670 acres near Chillan for $1,073,000, of which $685,292 was paid during 1997 and the balance was paid in 1998. During 1997, the Company commenced a program to plant 430 acres of vineyard, which is expected to be completed in 1999. The first harvest is expected during March 2000 and full production will be attained three years later. The Company intends to sell up to a 25% share of the vineyard, mainly to selected strategic partners and to certain of its employees and workers.

In addition, during 1998, the Company acquired a 40% equity interest in Funditec, S.A., a Chilean company, in its development stage. Funditec will be in the business of manufacturing, selling, buying and exporting of cast iron fittings for potable water systems, cast iron valve bodies and miscellaneous cast iron parts. Its manufacturing capabilities will be in the range of 100 tons per month.

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

EMPLOYEES

As of December 31, 1998, the Company employed 43 full-time employees, eight of whom are managers/engineers and 35 of whom are administrative or workers. Employees of the Company are not represented by labor unions. The Company considers its relationship with its employees to be good.

Effective May 30th, 1998 Mr. Pedro Pablo Errazuriz former CEO and President of Andean Development Corporation resigned to dedicate all of his time to the development of new ideas, sales and promotion in the core business area. He remained as Chairman of the Board.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases approximately 4,300 square feet of office in Santiago, Chile, at a monthly rate of $7,398. The lease commenced on November 1, 1997 and will terminate on October 30, 2005. The Company also leases approximately 1,600 square feet of office space in Boca Raton, Florida at a monthly rate of $3,300. The lease commenced on November 1, 1997 and will terminate on October 31, 2000.

The Company, through INA, currently owns land for future developments, however, the land is limited in its capacity to be subdivided by local Chilean regulations. The land is located near Villarrica in the south of Chile and consists of approximately 107.75 acres of non-irrigated land, which is classified as non-performing property ("Villarrica Land"). As of December 31, 1998, the book value of the land was $789,447 and had outstanding mortgages of $149,074. Subject to shareholder approval, as part of the consideration to be paid to Mr. Errazuriz in connection with the purchase of his interest of CONUSA, the Company will transfer title to this property to Mr. Errazuriz, subject to the existing outstanding mortgage. See "Investments in New Companies - Consonni/ECESA" and "Certain Relationships and Related Transactions."

In November 1997, the Company purchased 670 acres near Chillan (Vina"Bodegas Garcia Errazuriz") for $1,073,000, of which $685,292 was paid during 1997 and the balance was paid in 1998. During 1997, the Company commenced a program to plant 430 acres of the vineyard which is expected to be completed in 1999. The first harvest is expected during March 2000 and full production will be attained three years later. The Company intends to sell up to 25% share of the vineyard, mainly to selected strategic partners and certain of its employees and workers. See "Investments in New Companies - Vina "Bodegas Garcia Errazuriz".

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

                                                  Common       Stock                   Warrants
                                                  High         Low                     High        Low
                                                  ------       -----                   --------    ---

1996

October 29, 1996 to December 31, 1997             6-1/4        5                       2-1/4         1/8

1997

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

1998

January 1, 1998 to March 31, 1998                 5-3/4        4-1/8                   1-2/3         7/8
April 1, 1998 to June 30, 1998                    4-7/8        3                       1-3/16        9/16
July 1, 1998 to September 30, 1998                4-1/4        2 7/8                   1-10/29       3/8
October 1, 1998 to December 31, 1998              4            2-7/8                   1             1/4



On December 31, 1998, the closing bid price for the Common Stock was $2.875, and for the Warrants was $0.563.

During 1997, the Company declared and paid dividends of $.20 per share. During 1998, the Company declared dividends of $.20 per share, based on 1998 profits. The payment will be made in five installments payable between March 1999 and July 1999.

ITEM 6  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Management's Discussion and Analysis or Plan of Operation contains various "forward looking statements" within the meaning of the Securities Act of 1933, as amended, the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act 1995. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may", "expect", "anticipate","estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology.

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

Overview

During 1998, the Company has continued implementing its business strategy on its subsidiaries with an effort to increase the revenues of its core business.

Ingesis S.A., one of its newly acquired subsidiaries in the computer technology segment, has hired a new General Manager who is highly regarded within the industry. His main focus will be attempting to improve the subsidiaries sales volume.

NYSA S.A., another subsidiary is in the business of performing engineering appraisals, selecting sites for development, and negotiations with the owners of land to obtain easements for various energy projects. During 1998, the company continued its profitable operations. Future plans involve an expansion of the type of operations including B.O.T. projects, whereby the private sector invests in public projects for such things as road and port development.

Bodegas Garcia Errazuriz, the vineyard continues to development its land for the eventual growing of grapes and ultimate production of wine. Plans are to generate the first wine production during 2001.

Also, during 1998, the Company acquired a 40% equity interest in Funditec, S.A., a Chilean company, in its development stage. Funditec will be in the business of manufacturing, selling, buying and exporting all types of metal items, mainly piping for water supply and treatment.

The core business has been recovering from the most recent Asiatic and South American Crisis which put a halt on the completion of negotiations for increased investment and development in utility plants from concerned investors, worldwide. This impacted the core business heavily and the losses seen in the current year should now diminish during 1999.

However, with the Asiatic and South American Crisis last year, the Company's American markets could potentially be impacted. Several U.S. customers, usually involved in the development of power plants in South America, are a little more hesitant in their approach to invest as quickly as has been seen in the past. This situation as well has recently shown signs of recovery. We are now of the belief that the worst of the problems are behind us. As a result, we anticipate a busy 1999 closing contracts that have been lingering for longer than expected periods.

Plan of Operations

The Company intends to increase its efforts within the Core Business and is seeking additional markets in Peru, Argentina, Colombia and Brazil. The projects in which ADC is working are (i) CIEN - 220 MW hydroelectric project between Buenos Aires, Argentina and Brasil, (ii) EMGESA - 220 MW hydroelectric project located in Colombia, 200 kilometers east of Bogota, (iii) ENDESA/EDEGEL - Cachoeira Dorada, S.A. - 120 MW gas powered combined cycle project located in Rio de Janeiro, Brazil, (iv) Electrica de Cartagena, Colombia, 350 MW gas powered combined cycle project located in Colombia, (v) Codelco, Chile - purchase of a 70 MW hydroelectric plant in Chile, (vi) ESSAN, Antofagasta Chile joint venture with a Spanish supplier in a water desalting plant. A number of the projects mentioned above were scheduled to commence in 1998, however due to world recession and other economical issues, they have been delayed until 1999.

The Company is studying a joint venture between the Company through Ingesis with Ibermatica to serve the Chilean and Argentinean markets, Ibermatica is a leading Spanish company in industrial programming services with more than $100 million in yearly sales in Spain. Ingesis is continuing its collaboration with the Chilean IRS to develop the already announced cash register machine that will incorporate in it an inventory control and a VAT automatic paying system.

Results of Operations (December 31, 1998 compared to December 31, 1997)

Gross Revenues, Costs of Operations and Gross Profit - Gross revenues decreased from $3,879,062 in 1997 to $2,630.429 in 1998, a decrease of $1,248,633 or 32%.
This decrease in gross revenues is due to the postponement of a number of projects scheduled to commence 1998 and are now expected to commence in 1999. Cost of Operations decreased from $1,773,165 in 1997 to $727,022 in 1998, a decrease of $1,046,143 or 59%. This decrease is directly related to the decrease in gross revenues. In addition, the Company has decreased its usage of outside consulting services and has increased its utilization of Company personnel. The gross profit margin increased in relation to the decrease in revenues and cost of operations.

Selling and Administrative Expenses, Incomes from Operations and Other Income (Expenses) - Selling and Administrative Expenses increased from $1,053,221 in 1997 to $1,170,042 in 1998, an increase of $116,821 or 11%. This increase is due to increased marketing costs in an attempt to improve revenues and an increase in fixed costs related to the acquisition of new investments. Income from Operations, decreased from $1,052,676 in 1997 to $733,365 in 1998, a decrease of $319,311 or 30% as referred to above. On the contrary, Other Income (Expenses) increased from $27,364 in 1997 to $71,771 in 1998, which is due to the equity in earnings from unconsolidated subsidiaries acquired during 1998.

Net Income and Income Tax - Income taxes decreased from $142,137 to $124,214 as a consequence of the lower level of Income before Taxes, decreasing from $1,080,040 to $805,136.

Net Income decreased from $937,903 for 1997 to $635,360 for 1998, a decrease of 32% again as a result of the decrease in revenues. The results are explained because the existing Core business fluctuates from one year to another, which is why a diversification strategy to obtain more stable revenues, cash flows and profit during the business year is being developed.

Liquidity and Capital Resources - During the year ended in December 31, 1998 as compared to December 31, 1997 there were significant changes in the liquidity, type of assets and structure of debt.

Accounts receivable decreased from$3,205,385 at December 31, 1997 to $2,176,462 at December 31, 1998. This was due to the decrease in revenues during 1998 and the Company's efforts on collecting prior year receivables.

Property, furniture and equipment increased from $672,875 at December 31, 1997 to $1,689,410, primarily due to the acquisition of a vineyard in Chile.

Other assets have increased from $5,957,585 at December 31, 1997 to $6,304,267 at December 31, 1998. This increase corresponds to increased investments in subsidiaries in 1998.

Current liabilities decreased from $1,844,578 at December 30, 1997 to $1,297,744 at December 31, 1998, as a results of payments on lines of credit, accounts payable and income taxes due to increased reductions in accounts receivable.

Long-term liabilities increased from $206,071 at December 31, 1997 to $618,at December 31, 1998. This increase is due to the mortgage financing assumed with the purchase of the vineyard.

Working capital decreased from approximately $2,332,000 in 1997 to $1,200,000 in 1998. This reduction in working capital is reflected in the Company's philosophy to expand its operations in other areas outside the core business; to provide more stable earnings and cash flow in the future. As a result, expenses related to the non-core segments have been made with the intent of taking pressure off the core business and providing a smoother revenue process throughout the year.

During 1998, the Company declared dividends of $.20 per share, based on 1998 profits. The payment will be made in five installments payable between March 1999 and July 1999.

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

ITEM 8. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

EXECUTIVE OFFICERS AND DIRECTORS

The directors and executive officers of ADC are as follows:

        NAME                                          AGE                         POSITION
        ----                                          ---                         --------
Pedro Pablo Errazuriz                                 62                  Chairman of the Board
Jose Luis Yrarrazaval                                 59                  Vice Chairman of the Board/
                                                                          Secretary Director
Mauricio G. De La Barra                               35                  Chief Executive Office/ President
Alberto Coddou                                        60                  Director
Sergio Jimenez                                        63                  Director
Claude Mermier                                        63                  Director



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

MAURICIO G. DE LA BARRA has served as Chief Financial Officer of Andean Development Corporation since January 5, 1998. He has also served as the General Manager of E&A and INA since October 15, 1997, where his responsibilities include all financial matters and personnel management. Between March 1992 and August 1997, Mr. De la Barra was an executive with the Interamerican Development Bank (IDB) in charge of the development, financing and execution of infrastructure projects where he also integrated a team project that designed the framework and government regulation to increase the private investment in the infrastructure projects. Mr. De la Barra is a civil engineer, having received his degree from Universidad de Concepcion de Chile in 1987. He also has received a degree in Economic Evaluation of Projects from Catholic University of Chile in 1990 and his Master of Business Administration MBA from the Loyola College University of Maryland in 1996.

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

COMMITTEES OF THE BOARD OF DIRECTORS

The Company has five committees: the Audit Committee, Compensation and Investment Committee, Nominating Committee, Employee Stock Option Committee, and the Directors Stock Option Committee. As of December 31, 1998, the members of these committees consisted of Mr. Jose Luis Yrarrazaval, Alberto Coddou and Sergio Jimenez. Messrs. Coddou and Jimenez are considered by the Company to be independent directors.

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

DIRECTORS AND OFFICERS OF THE SUBSIDIARIES

BERTA DOMINGUEZ, age 58, has served as a Director and President of Errazuriz y Asociados Arquitectos Limitada, one of the principal shareholders of the Company since 1990. Mrs. Berta Dominguez is the wife of Mr. Pedro P. Errazuriz.

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

ITEM 10. EXECUTIVE COMPENSATION AND EMPLOYMENT AGREEMENTS

The following table sets forth compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each executive officer whose compensation exceeded $100,000 for the year ended December 31, 1998.



SUMMARY COMPENSATION TABLE                                                                 OTHER ANNUAL
NAME AND PRINCIPAL POSITION                YEAR         SALARY ($)      BONUS ($)          COMPENSATION
---------------------------                ----         ----------      ---------          ---------------
Mauricio De La Barra                       1998         $72,000         $36,000            $12,000 (2)
Chief Executive Officer

Jose L. Yrarrazaval                        1998         $76,901         $11,000            $17,000 (2)
Vice Chairman of the Board                 1997         $75,040         $35,000            $17,000 (2)
                                           1996         $37,419         $35,000            $32,932 (2)

Juan Phillips                              1998         $71,221              -             $15,000 (2)
Engineering Executive Officer              1997         $75,060         $15,000            $15,000 (2)
                                           1996         $34,608         $40,000            $31,488 (2)




(1) The gross salary includes social security and retirement benefits. Social Security in Chile was established as a private system that requires all companies to retain 20% of the gross salaries of its employees which is used to pay both Administrators of Pension Funds Companies ("AFP") and Institutions of Provisional Health ("ISAPRE"). The allocation of this 20% to each service is as follows:

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

(2) This is allocated to an annual automobile allowance.

EMPLOYMENT AGREEMENTS

On March 15, 1996, the Company entered into employment agreements with Messrs. Jose Luis Yrarrazaval, and Juan Phillips. Each of the employment contracts are for one year, which agreements may be automatically renewed. The salaries and social security benefits will not be less than those for fiscal year 1995, which shall be determined by the Company's Board of Directors. Additionally, these individuals will also be entitled to a bonus, as determined by the Company's Board of Directors. Additionally, on September 15, 1997 the Company entered into a one year employment agreement with Mr. Mauricio G. de la Barra, which may be automatically renewed.

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

While the Company previously had intended to issue options As of December
31, 1997, the Company has not granted any options to purchase shares of Common Stock under its Stock Option Plan and Directors Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 1998 the number of shares of Common Stock which were owned beneficially by (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group. As of December 31, 1998, there were 2,820,100 shares issued and outstanding.


                                                           Percentage of/ Amount/          Nature of
Name & Address of Beneficial Owner (1)                     Beneficial Ownership (2)    Shares Owned(3)
--------------------------------------                     ------------------------    ----------------
Pedro P. Errazuriz (4)                                             900,100                  31.92%
   Chairman of the Board

Jose Luis Yrarrazaval                                                  -0-                     -0-
   Vice Chairman of the Board

Alberto Coddou (5)                                                     -0-
   Director

Sergio Jimenez                                                         -0-
   Director

Claude Mermier                                                       2,250               Less than 1%
   Director (6) (7)

All directors  and  executive  officers as a                       900,100                  31.92%
group (five persons)

Igenor, Ingeniere et Gestion S.A (6) (8)                           900,000                  31.91%

Errazuriz & Asociados Arquitectos Limitada (9)                     525,000                  18.62%

Berta Dominguez Covarrubias (10)                                 1,425,000                  50.53%



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

(5)      The address is Santa Lucia 280-OF. 12, Santiago, Chile.

(6) The address is c/o Etude Montavon-Mermier, 22, rue Etienne Dumont, 1211 Geneve 3, Switzerland.

(7)      M. Mermier owns a 0.25% interest in Igenor, Ingenierie & Gestion, S.A.

(8) This is a company organized pursuant to Swiss law. Based upon information provided to us by this company, the shareholders of this company are Mr. Pedro P. Errazuriz (50%), Chairman of the Board of ADC; Ms. Berta Dominguez (49%), the wife of Mr. Errazuriz and the Chairman, Chief Executive Officer and director of E&A; Mr. Pedro Pablo Errazuriz,(0.25%) a son of Mr.Errazuriz and his wife (0.25%); Mr. Claude Mermier (0.25%), a director of Andean Development Corporation; and Pierre Yves Montavon (0.25%), an unrelated third party.

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

(10) Mrs. Dominguez owns 49,25% of Igenor, Ingenierie et Gestion, S.A. and 58% interest in Errazuriz y Asociados Arquitectos, Ltda. She is the wife of Mr. Errazuriz, Chairman of ADC.

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

Villarrica Land

The Company, through INA, currently owns land for future developments, however, the land is limited in its capacity to be subdivided by local Chilean regulations. The land is located near Villarrica in the south of Chile and consists of approximately 107.75 acres of non-irrigated land, which is classified as non-performing property (Villarrica Land). As of December 31, 1998, the book value of the land was $789,447 and had outstanding mortgages in favor of Banco Sud Americano as a collateral for loans extended by them for a total of $262,630.

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

Consonni/ECESA

In May 1997, Mr. Pedro Errazuriz, the Company's Chairman of the Board, acquired a 20% interest in Consonni/ECESA from unrelated third parties, increasing his equity interest in Consonni/ECESA to 77%. Consonni/ECESA are Spanish corporations that market, manufacture, distribute and sell motor control centers and switchgear. In June and July 1997, the Company purchased an 11% equity interest in Consonni/ECESA for approximately $671,000 from unrelated third parties. See "Business - Investment in New Companies."

Subsequently, during August 1997, Mr. Errazuriz, on behalf of his interest of 77% and the 11% interest owned by the Company, entered into a share exchange agreement with CONUSA, whereby the 88% interest of Consonni/ECESA owned by Mr. Errazuriz and the Company was exchanged for 2,300,000 shares of CONUSA common stock (representing approximately a 76.7% interest in CONUSA). CONUSA common stock are being traded on the OTC Bulletin Board, which is a limited market and intends to apply for inclusion on the National Association of Security Dealers Automated Quotation (Nasdaq) SmallCap Market System at such time as CONUSA meets the necessary listing requirements.

Transactions Between the Company and its Officers, Directors and Affiliates

In May 1997, the Company loaned Mr. Errazuriz the principal sum of $200,000, plus interest at an annual rate of 8% to buy shares in Consonni/ECESA. As of March 1999, this debt has been reduced to $ 127.514.

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

                                     PART IV

EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

         (a)      EXHIBITS

EXHIBIT NO.       DESCRIPTION OF EXHIBIT
-------------     ------------------------

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

4.1               Form of Warrant Agreement together with the form of Warrant
                  Certificate(1)
4.1(a)            Revised Form of Warrant Agreement together with the form of
                  Warrant Certificate(1)
4.2               Revised Form of Representatives' Warrant Agreement together with the revised Form of Representatives' Purchase Warrant
                  Certificate(1)
4.2(a)            Form of Representatives Warrant and Registration Rights
                  Agreement together with the revised Form of Representatives'
                  Purchase Warrant Certificate(1)
4.2(b)            Revised Form of Representative's Warrant Agreement together with the revised Form of Representative's Purchase Warrant
                  Certificate(1)
4.3               Specimen of Common Stock Certificate.(1)
4.4               Specimen of Warrant Certificate (to be included in the revised
                  Form of Warrant Agreement in Exhibit 4.1(a) (1)
4.4(b)            Specimen of Warrant Certificate (to be included in the revised
                  Form of Warrant Agreement in Exhibit 4.2(b)) (1)
4.5               Form of Bridge Warrants(1)
10.1              Stock Option Plan(1)
10.1(a)           Revised Stock Option Plan(1)
10.2              Directors Stock Option Plan(1)
10.2(a)           Revised Directors Stock Option Plan(1)
10.3              Representation Agreement between Biwater and Errazuriz y
                  Asociados Ingenieros Ltda.(1)
10.4              Agreement between ESSAN and Bayesa for the Final Disposal of the Antofagasta Sewage (New translation with Appendices No.
                  1-5  but without maps)(1)
10.5              Decree from the Municipality of Macul awarding the Land Grant to Igenor Andina S.A.(1)
10.6              Agreement Between the Municipality of Macul and Igenor Andina
                  S.A. for the Land Grant (New translation)(1)
10.7              Agreement between Igenor Andina, S.A. and the owner of the restaurant "Donde la Cuca" to be located at the Macul Park
                  (in English)(1)
10.8              Agreement between Canales, Errazuriz, Rodriguez, Arquitectos
                  Asociados and TDS International concerning designing and consulting services for the Macul Project.(1)
10.9              Agreement between Capullo S.A. and Igenor Andina S.A. in
                  Connection with the Capullo Hydroelectric Plant(1)
10.10             Form of Agreement Between Inversiones y Desarrollo Demco S.A.
                  ("Invdemco") and Igenor Andina Sociedad Anonima to Exchange the Interest of Invdemco in Aguas y Ecologia S.A. for Certain
                  Real Property Near Villarrica, Chile(1)

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

10.25             Contract with Mitsuishi.(1)
10.26             Contract between Invdemco and Company for Villarrica
                  Property.(1)
10.27             Revised Shareholder Exchange Agreement(1)
10.28             Form of Financial Advisory Agreement(1)
10.29             Form of Merger and Acquisition Agreement(1)
10.30             Share Exchange Agreement between Consonni USA, Inc. and Pedro
                  Pablo Errazuriz Ossa dated August 15, 1997(1)
21                Subsidiaries of Registrant(1)
23.1              Consent of Independent Auditors(2)
27                Financial Data Schedule(2)

--------------------

(1) Incorporated by reference from the Registrant's Registration Statement, as amended, on Form SB-2 filed with the Securities and Exchange Commission and declared effective on October 29, 1996.

(2)      Filed herewith

    (b)  Reports on Form 8-K:      None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Andean Development Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Andean Development Corporation



                                    By: /s/ Mauricio De La Barra
                                        ----------------------------------
                                        Mauricio De La Barra, President, Chief
                                        Executive Officer,

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                          ANDEAN DEVELOPMENT CORPORATION
                                                 AND SUBSIDIARIES

                                         CONSOLIDATED FINANCIAL STATEMENTS
                                            DECEMBER 31, 1998 AND 1997

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997


                                                                                                        PAGE
                                                                                                        ----
Independent Auditors' Report.............................................................................F-2

Consolidated Balance Sheets..............................................................................F-3

Consolidated Statements of Income........................................................................F-5

Consolidated Statements of Stockholders' Equity..........................................................F-6

Consolidated Statements of Cash Flows....................................................................F-7

Notes to Consolidated Financial Statements...............................................................F-9





                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
 of Andean Development Corporation and Subsidiaries
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Andean Development Corporation and Subsidiaries (the "Company") as of December 31, 1998 and 1997 and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Andean Development Corporation as of December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ Spear, Sofer, Harmon & Co.

Miami, Florida
February 20, 1999

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1998 and 1997


                                                           1998             1997
                                                        -----------      -----------

                                     ASSETS
Current Assets:
   Cash                                                 $    65,036      $   324,556
   Short-term investments                                    23,483          528,575
   Accounts receivable                                    2,176,462        3,205,385
   Other current assets                                     230,218          118,038
                                                        -----------      -----------

         Total Current Assets                             2,495,199        4,176,554
                                                        -----------      -----------

Property, Plant and Equipment, net                        1,689,410          672,875
                                                        -----------      -----------

Other Assets:

   Real estate held for investment                        1,147,389          789,447
   Due from related parties                                 875,550          520,000
   Note receivable from related party                       531,793          606,031
   Note receivable - other                                1,411,900        1,339,766
   Investment in unconsolidated subsidiaries              1,772,569        1,629,998
   Deferred charges                                         482,934          148,957
   Deposits and other                                        82,132          923,386
                                                        -----------      -----------

                                                          6,304,267        5,957,585
                                                        -----------      -----------

                                                        $10,488,876      $10,807,014
                                                        ===========      ===========




The accompanying notes are an integral part these financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                           December 31, 1998 and 1997




                                                                         1998                1997
                                                                     ------------       ------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Obligations with banks                                            $    157,659       $    576,756
   Current portion of long-term debt                                       57,223             30,320
   Accounts payable                                                       181,293            767,155
   Due to related parties                                                 138,751             24,264
   Income taxes payable                                                   117,525            197,022
   Accrued expenses and withholdings                                       57,319             77,531
   Current portion of staff severance indemnities                          23,954             21,530
   Dividends payable                                                      564,020            150,000
                                                                     ------------       ------------
         Total Current Liabilities                                      1,297,744          1,844,578
                                                                     ------------       ------------

Long-Term Liabilities:
   Long-term debt, excluding current portion                              553,563            118,754
   Staff severance indemnities, excluding current portion                  65,093             87,317
                                                                     ------------       ------------

                                                                          618,656            206,071
                                                                     ------------       ------------

Minority interest                                                          62,500                 --
                                                                     ------------       ------------

Shareholders' Equity:
   Preferred stock, $.0001 par value, 5,000,000 shares
    authorized, 0 shares issued and outstanding                                --                 --
   Common stock, $.0001 par value, 20,000,000 shares
    authorized, 2,820,100 shares issued and outstanding                       282                282
   Additional paid-in capital                                           5,724,320          5,724,320
   Retained earnings                                                    2,925,323          3,135,713
   Cumulative translation adjustment                                     (139,949)          (103,950)
                                                                     ------------       ------------

         Total Shareholders' Equity                                     8,509,976          8,756,365
                                                                     ------------       ------------

                                                                     $ 10,488,876       $ 10,807,014
                                                                     ============       ============




The accompanying notes are an integral part these financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Income

                     Years Ended December 31, 1998 and 1997

                                                                     1998               1997
                                                                  -----------       -----------
Revenues                                                          $ 2,630,429       $ 3,879,062
Cost of Operations                                                    727,022         1,773,165
                                                                  -----------       -----------

Gross Profit                                                        1,903,407         2,105,897

Selling and Administrative Expenses                                 1,170,042         1,053,221
                                                                  -----------       -----------

                                                                      733,365         1,052,676
                                                                  -----------       -----------

Other Income (Expenses):

   Interest income                                                    143,402           121,174
   Interest expense                                                  (107,488)          (32,795)
   Equity in earnings from unconsolidated subsidiaries                157,545                --
   Other income                                                        62,591                --
   Gain on sale of assets                                                  --             6,031
   Depreciation and amortization                                     (184,279)          (67,046)
                                                                  -----------       -----------
                                                                       71,771            27,364
                                                                  -----------       -----------

Income Before Income Taxes and Minority Interest                      805,136         1,080,040

Income Taxes                                                          124,214           142,137
                                                                  -----------       -----------

Income Before Minority Interest                                       680,922           937,903

Minority Interest                                                      45,292                --
                                                                  -----------       -----------

Net Income                                                        $   635,360       $   937,903
                                                                  ===========       ===========


Net Income per Common Share                                       $       .23       $       .33
                                                                  ===========       ===========

Weighted Average Shares Outstanding                                 2,820,100         2,820,100
                                                                  ===========       ===========



The accompanying notes are an integral part these financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity
                     Years Ended December 31, 1998 and 1997

                                                         Additional                         Cumulative          Total
                                         Common           Paid-In          Retained         Translation      Shareholders'
                                         Stock            Capital          Earnings          Adjustment         Equity
                                       -----------      -----------      -----------       -----------       -----------

Balance at December 31, 1996           $       282      $ 5,724,320      $ 2,479,810       $   (44,650)      $ 8,159,762

Net income                                      --               --          937,903                --           937,903

Dividends declared                              --               --         (282,000)               --          (282,000)

Translation adjustment                          --               --               --           (59,300)          (59,300)
                                       -----------      -----------      -----------       -----------       -----------

Balance at December 31, 1997                   282        5,724,320        3,135,713          (103,950)        8,756,365

Net income                                      --               --          635,630                --           635,630

Dividends declared                              --               --         (846,020)               --          (846,020)

Translation adjustment                          --               --               --           (35,999)          (35,999)
                                       -----------      -----------      -----------       -----------       -----------

Balance at December 31, 1998           $       282      $ 5,724,320      $ 2,925,323       $  (139,949)      $ 8,509,976
                                       ===========      ===========      ===========       ===========       ===========






The accompanying notes are an integral part these financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years Ended December 31, 1998 and 1997

                                                                           1998              1997
                                                                       -----------       -----------
Cash Flows from Operating Activities:
   Net income                                                          $   635,630       $   937,903
   Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
     Depreciation and amortization                                         184,279            67,046
     Deferred taxes                                                             --            10,090
     Gain on sale of fixed assets                                               --            (6,031)
     Minority interest                                                      62,500                --
     Equity in earnings from unconsolidated subsidiaries                   157,545                --
     Translation adjustment                                                (35,999)          (59,300)
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                                             1,058,255          (292,662)
         Other current assets                                               (6,097)           21,972
         Note receivable                                                     2,104        (1,339,766)
         Deferred charges                                                 (333,977)         (148,957)
         Deposits and other                                                321,484          (916,485)
       Increase (decrease) in:
         Accounts payable                                                 (595,841)          504,484
         Provision for severance indemnity                                 (19,800)           54,196
         Accrued expenses and withholdings                                 (43,111)           50,553
         Income taxes payable                                              (89,843)           53,571
                                                                       -----------       -----------

Net Cash Provided by (Used in) Operating Activities                      1,298,329        (1,063,386)
                                                                       -----------       -----------

Cash Flows from Investing Activities:

   Purchase of fixed assets                                                (17,155)         (581,961)
   Purchase of real estate held for investment                            (357,942)               --
   Proceeds from sale of fixed assets                                           --            13,628
   Investment in consolidated subsidiaries                                (360,787)               --
   Investment in unconsolidated subsidiaries                              (142,571)       (1,204,748)
   Proceeds from short-term investments                                    505,092         3,070,185
                                                                       -----------       -----------

Net Cash (Used in) Provided by Investing Activities                       (373,363)        1,297,104
                                                                       -----------       -----------





The accompanying notes are an integral part these financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                     Years Ended December 31, 1998 and 1997


                                                                         1998              1997
                                                                     -----------       -----------
Cash Flows from Financing Activities:
   Advances to related parties, net                                  $  (415,691)         (521,815)
   Net (payments) proceeds from obligations with bank                   (450,351)          576,756
   Principal payments on long-term debt                                  (34,195)           (9,258)
   Principal borrowings on long-term debt                                147,751             8,999
   Dividends paid                                                       (432,000)         (132,000)
                                                                     -----------       -----------

Net Cash Used in Financing Activities                                 (1,184,486)          (77,318)
                                                                     -----------       -----------

Net (Decrease) Increase in Cash                                         (259,520)          156,400

Cash at Beginning of Year                                                324,556           168,156
                                                                     -----------       -----------

Cash at End of Year                                                  $    65,036       $   324,556
                                                                     ===========       ===========

Supplemental Disclosure of Cash Flow Information:

   Cash paid during the year for interest                            $   107,488       $    32,795
   Cash paid during the year for taxes                                   141,899            97,023

Supplemental Disclosure of Non-Cash Investing Activities:
   Net assets acquired from consolidated subsidiaries:
     Accounts receivable                                                  29,332                --
     Due from related parties                                            133,584                --
     Property, plant and equipment                                     1,113,425                --
     Other current assets                                                106,083                --
     Other assets                                                        377,484                --
     Obligations with banks                                              (31,254)               --
     Accounts payable                                                     (9,979)               --
     Income taxes payable                                                (10,346)               --
     Accrued expenses                                                    (22,899)               --
     Long-term debt                                                     (348,156)               --
                                                                     -----------       -----------
                                                                     $ 1,337,274
                                                                     ===========       ===========




The accompanying notes are an integral part these financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 1998 and 1997

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION - Andean Development Corporation, (the "ADC"), was incorporated in the State of Florida on October 19, 1994. ADC is in the business of providing engineering, technical assistance and equipment in the development of specialized projects throughout the country of Chile and more recently in Peru and Argentina. In addition, the Company, through its subsidiaries described below, advises and assists large private utilities and the Minister of Public Works in obtaining land easements from private owners for installation of electrical lines, piping and roads; develops and sells computer software used in tracking and auditing the collection of "value-added" taxes for the Chilean Internal Revenue Service; and owns a vineyard which the Company expects to reap its first harvest in February 2001.

         BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of ADC and the following consolidated subsidiaries:

                                                                                                        OWNERSHIP
                                  SUBSIDIARY                            DOMICILE                        PERCENTAGE
                                  ----------                            --------                        ----------
              Andean Engineering and Finance Company              U.S. Management Company                  100%
              Errazuriz y Asociados Ingenieros, S. A.             Chilean Service Corporation              100%
              Igenor Andina, S. A.                                Chilean Service Corporation              100%
              ADC Andean, S. A.                                   Swiss Service Corporation                100%
              Negociaciones y Servidumbre, S. A.                  Chilean Service Corporation               51%
              Ingesis, S. A.                                      Chilean Service Corporation               67%
              Bodegas Garcia Errazuriz                            Chilean Vineyard                          75%



         ADC and the above subsidiaries are collectively referred to as the Company. All significant intercompany balances and transactions have been eliminated in consolidation. The Company acquired Negociaciones y Servidumbre, S. A., Ingesis, S. A. and Bodegas Garcia Errazuriz as of January 1, 1998. This acquisition has been accounted for under the purchase method of accounting.

         In addition, the Company has investments in the following unconsolidated entities:

                                                                     OWNERSHIP                      METHOD
                                SUBSIDIARY                           PERCENTAGE                  OF ACCOUNTING
                                ----------                           ----------                 --------------
                Aguas y Ecologia, S. A.  (A & E)                        67.5                        Equity
                Vinedos Valle del Itata, S. A. (Vinedos)                31.0                        Equity
                Consonni USA, Inc. (Consonni)                           11.0                         Cost
                Funditec, S. A. (Funditec)                              40.0                        Equity


                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         The Company's proportionate share of income for Aguas y Ecologia, S.A. and Vinedos is included in the accompanying consolidated statements of income. However, the Company's proportionate share of income or loss from Consonni and Funditec is not included in the accompanying consolidated statements of income as the financial statements are unavailable and impracticable to produce at this time. Once finalized, the financial statements of the above are not expected to have a material impact on these consolidated financial statements.

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

         CONCENTRATIONS OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of periodic temporary investments of excess cash and trade receivables. The Company places its cash with high credit quality financial institutions. A significant portion of the Company's sales are to several large customers and, as such, the Company is directly affected by the well-being of those customers. However, the credit risk associated with trade receivables is minimal due to the Company's customer base and ongoing control procedures which monitor the credit worthiness of customers. Historically, the Company has not experienced losses on trade receivables. Therefore, no allowance for bad debts is deemed necessary. During 1998 and 1997 respectively, approximately 38% and 50% of the Company's consolidated accounts receivable was attributable to one customer.

         FAIR VALUES OF FINANCIAL INSTRUMENTS - The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of cash, short-term investments, accounts receivable, notes receivable, accounts payable and notes payable approximate the carrying amounts at December 31, 1998 and 1997.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, usually five to seven years.

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

         FOREIGN OPERATIONS - The Company is a holding company for foreign entities, operating primarily in South America. The potential for both economic and political change in the business environment is different from that of the United States and the success of the Company depends on the success of the Chilean operations and a stable economic and political environment.

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

         Income tax expense totaled $124,214 and $142,137 for the years ended December 31, 1998 and 1997.

         EARNINGS PER COMMON SHARE - Earnings per common share are based on the weighted average number of shares outstanding of 2,820,100 for the years ended December 31, 1998 and 1997, respectively, after giving effect to common stock equivalents which consist of warrants issued with the initial public offering that would have a dilutive effect on earnings per share. Warrants issued with exercise prices greater than the existing market value of the company stock are deemed anti-dilutive and are not components of earnings per share.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECENT PRONOUNCEMENTS IN ACCOUNTING STANDARDS - In February 1997, the Financial Accounting Standards board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" which are both effective for fiscal years beginning after December 15, 1997. SFAS No. 128 simplifies the current required calculation of earnings per share ("EPS") under APB No. 15, "Earnings per Share", by replacing the existing calculation of primary EPS with a basic EPS calculation. It requires a dual presentation for complex capital structures of basic and diluted EPS on the face of the income statement and requires a reconciliation of basic EPS factors to diluted EPS factors. SFAS No. 129 requires disclosure of the Company's capital structure. There was no material impact to the Company's EPS calculation or financial statement presentation and disclosure due to the adoption of SFAS No. 128 and SFAS No. 129.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements which requires the Company to (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. There was no material impact to the Company's financial reporting or presentation due to the adoption of SFAS No. 130.

         Also in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", and amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries". SFAS No. 131 requires annual financial statements to disclose information about products and services, geographic areas, and major customers based on a management approach. The management approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments based on reporting information the way management organizes the segments for making business decisions and assessing performance. It also eliminates the requirement to disclose additional information about subsidiaries that were not consolidated. This new management approach resulted in more information being disclosed than presently practiced and require new interim information not previously presented. See Note 17 for the Company's compliance with SFAS No. 131.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 "Employers' Disclosures About Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" which is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 revises only the employers' disclosures about pension and other postretirement benefit plans; it does not change the measurement or recognition of such plans. Since the Company does not have such plans, there is no impact to the Company's financial reporting or presentation due to the adoption of SFAS No. 132.

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

         RECLASSIFICATION - Certain accounts in the 1997 consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the 1988 consolidated financial statements.

NOTE 2 - SHORT-TERM INVESTMENTS

         Short-term investments consist of time deposits totaling $23,201 and $37,858 at December 31, 1998 and 1997, respectively, invested in local Chilean banks with maturity dates ranging from three months to one year. These investments earn an annual rate of interest ranging from 1.44% to 3.60%. In addition, the Company invested $282 and $490,717 in money market accounts in a United States bank at December 31, 1998 and 1997, respectively. The account earned interest at an annual rate of 2.5% to 3.0%.

NOTE 3 - OTHER CURRENT ASSETS

         Other current assets consist of the following at December 31:

                                            1998           1997
                                          --------      --------

          Recoverable taxes               $126,499      $ 95,157
          Advances to suppliers             30,360        11,523
          Other                             73,359        11,358
                                          --------      --------
                                          $230,218      $118,038
                                          ========      ========


                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following at December 31:

                                                                           1998               1997
                                                                       -----------       -----------
              Land                                                     $   751,373       $        --
              Vineyard                                                     315,856                --
              Vehicles                                                     237,356           202,330
              Office equipment                                              88,789            72,387
              Furniture and fixtures                                       100,656            80,533
              Leasehold improvements                                       371,796           371,796
              Leased property                                               47,780            47,780
                                                                       -----------       -----------

              Total furniture and equipment, at cost                     1,913,606           774,826

              Less accumulated depreciation and amortization              (224,196)         (101,951)
                                                                       -----------       -----------

                                                                       $ 1,689,410       $   672,875
                                                                       ===========       ===========


NOTE 5 - REAL ESTATE HELD FOR INVESTMENT

         Real estate held for investment consists of two undeveloped parcels of land located near Villarrica, Chile and Valle Itata, Chile. The parcels are used as a guarantee for some of the financial operations of the Company. The property is being carried at its historical cost (which is less than its net realizable value based on an independent appraisal). The Company has no intention to sell the property in the near future and is treating it as investment property.

NOTE 6 - RELATED PARTY TRANSACTIONS

         The Company conducts a substantial amount of its business with companies that are affiliated with shareholders of the Company. As a result, commissions have been received or paid for both engineering and consulting services to and from affiliated companies.

         Commissions received from affiliated entities by the Company for the engineering of various projects totaled $-0- and $684,895 for the years ended December 31, 1998 and 1997, respectively. Income received from affiliated entities for consulting services totaled $945,680 and $346,351 for the years ended December 31, 1998 and 1997, respectively. In addition, fees charged to the Company for consulting services performed by its principal owners and immediate family totaled $71,062 and $45,665, for the years ended December 31, 1998 and 1997, respectively.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED)

         The amounts due from the affiliated companies totaled $875,550 and $320,000 at December 31, 1998 and 1997, respectively. Funds payable to these entities totaled $138,751 and $24,264 at December 31, 1998 and 1997, respectively.

         In addition, Mr. Errazuriz, CEO, owed the Company $200,000 at December 31, 1997 which was repaid in 1998.


NOTE 7 - NOTE RECEIVABLE FROM RELATED PARTY

         The Company holds a note receivable from Mr. Errazuriz, the Company's Chairman of the Board.

         The original note balance amounted to $606,031 payable in four annual installments with interest at 8-1/2% per year beginning January 15, 1998. As of December 31, 1998, the balance amounted to approximately $532,000 (including interest).

NOTE 8 - NOTE RECEIVABLE - OTHER

         In June 1997, the Company acted as a consultant in an option to purchase beach front property ("El Peral" project) close to Santiago resulting in revenues and a note receivable for $1,339,766, payable in 8 annual installments of $167,470 beginning June 1999, accruing interest at 7%. At December 31, 1998, the balance including accrued interest amounted to approximately $1,412,000.

NOTE 9 - INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

         The Company owns 67.5% of the outstanding stock of Aguas y Ecologia, S.A. (A&E) which owns 10% of the outstanding stock in Bayesa, S.A. a Chilean investment company. This equates to a 4.5% ownership of Bayesa, S.A. Financial statements of A&E as prepared in accordance with GAAP are unavailable and impracticable to produce at this time.

         During 1997, the Company purchased 31% of a wine bottling and processing plant in Chile for approximately $85,000. The wine processing and bottling plant will commence operations in March 1998. In the future, the Company's subsidiary, Bodegas Garcia Errazuriz, a Chilean vineyard, will provide grapes for the wine processing and bottling plant.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

NOTE 9 - INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES (CONTINUED)

         During 1997, the Company acquired 11% of Consonni USA, Inc. ("CONUSA") and its Spanish subsidiaries, Construcciones Electromecanicas Consonni, S.A. ("CONSPAIN"), and Equipos de Control Electrico, S.A. ("ECSA"). CONSPAIN and ECSA manufacture low, medium and high voltage motor control centers and are domiciled in Bilbao, Spain. During 1997, the Company commenced negotiations to acquire another 77% of CONUSA. However, in December 1998, the Company's management suspended negotiations and currently it is uncertain whether or not the remaining acquisition will take place. As a result, the proforma financial information presented in the 1997 consolidated statements was not considered necessary at the time.

         During 1998, the Company acquired a 40% interest in Funditec, a Chilean company, currently in its development stage. Funditec will be in the business of selling, buying and exporting all types of metal items.

NOTE 10 -  DEFERRED CHARGES

         Deferred charges consist of the following at December 31:

                                                  1998           1997
                                                --------      --------

              Acquisition costs, net            $105,450      $148,957
              Intangible assets                  274,307            --
              Covenant not to compete            103,177            --
                                                --------      --------
                                                $482,934      $148,957
                                                ========      ========


         Acquisition costs are being amortized on a straight-line basis over 10 years. Amortization commenced in 1998 and amounted to approximately $11,700. Intangible assets and covenant not to compete are to be amortized on a straight line basis over 3 to 5 years beginning in 1999.

NOTE 11 - DEPOSITS AND OTHER

         At December 31, 1997, deposits and other include deposits for future investments amounting to approximately $900,000 that have since been acquired and consolidated in 1998.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

NOTE 12 - OBLIGATION WITH BANKS

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

         These lines of credit are secured by an assignment of the Company's term deposits and vehicles owned by the Company.

NOTE 13 - LONG-TERM DEBT

         Long-term debt consists of the following at December 31:

                                                                                              1998             1997
                                                                                           ---------       ---------

              Note payable, collateralized by mortgage on the real estate held for investment, due due December 2002 with interest at 8.7%,
               payable monthly. Currency: UF                                               $ 114,879       $ 149,074

              Note payable, collateralized by mortgage on real estate held for investment due December 2002 with interest payable at
              10 %, payable monthly. Currency: UF                                            147,752              --

              Note payable, collateralized by mortgage on vineyard property, due
              October 2006 with interest at 10.4% payable monthly
              Currency: UF                                                                   348,155              --
                                                                                           ---------       ---------

              Total notes payable                                                            610,786         149,074

              Less current portion                                                           (57,223)        (30,320)
                                                                                           ---------       ---------

              Total long-term debt                                                         $ 553,563       $ 118,754
                                                                                           =========       =========


                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

NOTE 13 - LONG-TERM DEBT (CONTINUED)

         The UF is an indexed unit of account expressed in pesos and adjusted according to inflation (CPI). There are no covenants or restrictions imposed on the aforementioned obligations with any of the banks involved.

         The following table reflects the annual payments due for the next five years of the long-term debt.

                  YEAR ENDING
                  DECEMBER 31,
                  ------------

                      1999                            $  57,223
                      2000                              113,563
                      2001                              110,000
                      2002                              110,000
                      2003                               44,000
                      2004 and thereafter               176,000
                                                      ---------
                                                      $ 610,786

NOTE 14 - SHAREHOLDERS' EQUITY

         In 1997, the Company declared dividends of $.10 per share which approximated $282,000. In December 1997, the Company paid $137,000 of the $282,000. The balance was paid on January 31, 1998. On March 31, 1998, the Company declared and paid an additional $.10 per share of dividends. Also, in 1998, the Company declared dividends of $.20 per share which approximated $564,000 to be paid in five installments between March and July 1999.

NOTE 15 - INCOME TAXES

         The Company is subject to income tax in Chile. Reconciliations between the statutory income tax rate in Chile, and the Company's effective income tax rate as a percentage of income before income taxes is as follows:

                                                          1998        1997
                                                         -----       -----

              Chilean statutory tax rate                  15.0%       15.0%
              Other, net                                    .4        (1.9)
                                                         -----       -----

              Effective income tax rate                   15.4%       13.1%
                                                         =====       =====

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

NOTE 16 - COMMITMENTS AND CONTINGENCIES

          LEASE

          The Company leases various offices in Santiago, Chile under various operating leases. Monthly rental payments were approximately $9,100 and $7,398 during 1998 and 1997. Rent expense for the years ended December 31, 1998 and 1997 totaled approximately $107,000 and $90,000, respectively.

          Future minimum rental payments under the lease are as follows:

                    YEAR ENDING                                ANNUAL
                   DECEMBER 31,                               PAYMENTS
                   ------------                               --------

                       1999                                  $ 109,800
                       2000                                    109,800
                       2001                                    109,800
                       2002                                    109,800
                       2003                                    109,800
                       2004 and thereafter                     219,600
                                                             ---------
                                                             $ 768,600
                                                             =========

NOTE 17 - MAJOR SEGMENTS OF BUSINESS

         During 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company has seven subsidiaries separated into three reportable segments (engineering services, vineyard, and other services). Each reportable segment has separate infrastructures and management and different products/services.

         ENGINEERING SERVICES - This segment consists of 4 subsidiaries: Igenor Andina, S.A., Errazuriz y Asociados Ingenieros, S.A., Andean Engineering and Finance Company and Andean Development Corporation - Suisse - that provide engineering services and technical assistance in the development of specialized projects.

         VINEYARD - This segment consists of one subsidiary, Bodegas Garcia Errazuriz - a vineyard that purchases grapes to produce wine and that is in the process of cultivating its own grapes.

         OTHER - This segment consists of two subsidiaries; NYSA and Ingesis, S.A. - that provide computer and related services.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

NOTE 17 - MAJOR SEGMENTS OF BUSINESS (CONTINUED)

         The following table reflects the approximated revenue, net income and total assets for the previously separate reportable segment.

                                            1998                1997
                                        ------------       ------------
              Revenues:

                Engineering Services    $  2,185,000       $  3,879,000
                Vineyard                       5,000                 --
                Other                        440,000                 --
                                        ------------       ------------

              Total Revenues            $  2,630,000       $  3,879,000
                                        ============       ============

              Net Income (Loss):

                Engineering Services    $    552,000       $    938,000
                Vineyard                      (8,000)                --
                Other                         92,000                 --
                                        ------------       ------------

                                        $    636,000       $    938,000
                                        ============       ============

              Total Assets:

                Engineering Services    $  8,663,000       $ 10,807,000
                Vineyard                   1,476,000                 --
                Other                        350,000                 --
                                        ------------       ------------

                                        $ 10,489,000       $ 10,807,000
                                        ============       ============


NOTE 18 - YEAR 2000 ISSUE

         Computer programs used by businesses worldwide were written using two digits rather than four digits to define the applicable year. Accordingly, these programs recognize the dates "00" and "01" as the years 1900 and 1901 rather than the years 2000 and 2001. The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 computer program failures arising from program processes and calculations misinterpreting the year 2000 date. The Company has evaluated its financial and operational systems to determine the impact the year 2000 issue will have on its operations. The Company also plans to communicate with its significant suppliers, dealers, financial institutions, and others with which it conducts business to determine the extent the Company may be impacted by third parties' failure to address the year 2000 issue. Although the Company plans to be year 2000 compliant prior to December 31, 1999 and expects no material impact to the Company's operations, there can be no assurance that the failure of the Company or such third parties to successfully address their respective year 2000 issues will not have a material adverse effect on the Company's business, financial condition, cash flows, and result of operations.