Form 10QSB
period 1999-03-31
ANDEAN DEVELOPMENT CORP
filed 1999-05-17
CIK 943184

FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999.

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

Yes   X           No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 1999, 2,820,100 shares of $.0001 par value common stock were outstanding.

                         ANDEAN DEVELOPMENT CORPORATION

                                      INDEX

Part I.       Financial Information.

Item 1.       Financial Statements (Unaudited).

Item 2.       Management's Discussion and Analysis of Financial Condition and
               Results of Operations.

Part II.      Other Information.

                         ANDEAN DEVELOPMENT CORPORATION

                           Consolidated Balance Sheets

                      March 31, 1999 and December 31, 1998

                                   A S S E T S

                                                                                MARCH 31, 1999            DECEMBER 31,
                                                                                 (UNAUDITED)                  1998
                                                                                --------------          ---------------
Current Assets:
   Cash                                                                         $      187,689          $        65,036
   Short-term investments                                                               23,479                   23,483
   Accounts receivable                                                               1,548,540                2,176,462
   Other current assets                                                                320,623                  230,218
                                                                                --------------           --------------
         Total Current Assets                                                        2,080,331                2,495,199
                                                                                --------------           --------------
Property, Plant and Equipment, net                                                   1,743,709                1,689,410
                                                                                --------------           --------------
Other Assets:
   Real estate held for investment                                                     789,447                1,147,389
   Due from related parties                                                            529,942                  875,550
   Note receivable from related party                                                  531,793                  531,793
   Note receivable - other                                                           2,301,901                1,411,900
   Investment in unconsolidated subsidiaries                                         1,988,079                1,772,569
   Deferred charges                                                                    523,191                  482,934
   Deposits and other                                                                  135,242                   82,132
                                                                                --------------           --------------

                                                                                     6,799,595                6,304,267
                                                                                --------------           --------------
                                                                                $   10,623,635          $    10,488,876
                                                                                ==============          ===============

The accompanying notes are an integral part of these financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                     Consolidated Balance Sheets (Continued)

                      March 31, 1999 and December 31, 1998

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                MARCH 31, 1999            DECEMBER 31,
                                                                                  (UNAUDITED)                 1998
                                                                                --------------          --------------
Current Liabilities:
   Obligations with banks                                                       $      155,523          $      157,659
   Current portion of long-term debt                                                    55,223                  57,223
   Accounts payable                                                                    173,043                 181,293
   Due to related parties                                                              128,398                 138,751
   Income taxes payable                                                                148,479                 117,525
   Accrued expenses and withholdings                                                    33,843                  57,319
   Current portion of staff severance indemnities                                       27,940                  23,954
   Dividends payable                                                                   564,020                 564,020
                                                                                --------------          --------------
         Total Current Liabilities                                                   1,286,469               1,297,744
                                                                                --------------          --------------
Long-Term Liabilities:
   Long-term debt, excluding current portion                                           635,841                 553,563
   Staff severance indemnities, excluding current portion                               65,574                  65,093
                                                                                --------------          --------------
                                                                                       701,415                 618,656
                                                                                --------------          --------------
Minority interest                                                                       37,516                  62,500
                                                                                --------------          --------------
Shareholders' Equity:
   Preferred stock, $.0001 par value, 5,000,000 shares
    authorized, 0 shares issued and outstanding                                             -                       -
   Common stock, $.0001 par value, 20,000,000 shares
    authorized, 2,820,100 shares issued and outstanding                                    282                     282
   Additional paid-in capital                                                        5,724,320               5,724,320
   Retained earnings                                                                 3,018,966               2,925,323
   Cumulative translation adjustment                                                  (145,333)              (139,949)
                                                                                --------------          --------------
         Total Shareholders' Equity                                                  8,598,235               8,509,976
                                                                                --------------          --------------
                                                                                $   10,623,635          $   10,488,876
                                                                                ==============          ==============

The accompanying notes are an integral part of these financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                        Consolidated Statements of Income

                   Three Months Ended March 31, 1999 and 1998

                                                         1999                  1998
                                                   ---------------       ----------------
Revenues from Operations:
   Revenues                                        $       116,596       $        386,460
   Cost of operations                                       91,678                240,340
                                                   ---------------       ----------------
Gross Profit                                                24,918                146,120

Selling and Administrative Expenses                        377,176                367,868
                                                   ---------------       ----------------
                                                          (352,258)              (221,748)
                                                   ---------------       ----------------
Other Income, Net                                          496,073                309,953
                                                   ---------------       ----------------
Income Before Income Taxes and Minority Interest           143,815                 88,205

Income Taxes                                                34,357                 20,173
                                                   ---------------       ----------------
Income Before Minority Interest                            109,458                 68,032

Minority Interest                                            7,650                     -
                                                   ---------------       ----------------
Net Income                                         $       101,808       $         68,032
                                                   ===============       ================

Net Income per Common Share                        $           .03       $            .02
                                                   ===============       ================

Weighted Average Shares Outstanding                      2,820,100              2,820,100
                                                   ===============       ================

The accompanying notes are an integral part of these financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                      Consolidated Statements of Cash Flows

                   Three Months Ended March 31, 1999 and 1998

                                                                                    1999                        1998
                                                                                -------------              --------------
Cash Flows from Operating Activities:
   Net income                                                                   $     101,808              $       68,032
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                                     23,389                      15,329
     Translation adjustment                                                            (5,384)                     19,332
     Minority interest                                                                (24,984)                         -
     Gain on sale of real estate held for investment                                 (532,059)                         -
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                                                          301,897                     852,377
         Other receivables                                                                 -                      (35,250)
         Other current assets                                                         235,620                     (24,305)
         Note receivable                                                                   -                      112,873
         Deferred charges                                                             (40,257)                         -
         Other assets                                                                 (53,110)                    (28,223)
       Increase (decrease) in:
         Accounts payable                                                              (8,250)                   (596,918)
         Provision for severance indemnity                                              4,467                       6,992
         Accrued expenses and withholdings                                            (23,476)                    (48,039)
         Income taxes payable                                                          30,954                      (3,443)
                                                                                -------------              --------------
Net Cash Provided by (Used in) Operating Activities                                    10,615                     338,757
                                                                                -------------              --------------
Cash Flows from Investing Activities:
   Purchase of fixed assets                                                           (77,688)                     (6,250)
   Investment in unconsolidated subsidiaries                                         (215,510)                   (384,855)
   Proceeds from short-term investments                                                     4                     446,348
                                                                                -------------              --------------
Net Cash Provided by (Used in) Investing Activities                                  (293,194)                     55,243
                                                                                -------------              --------------


The accompanying notes are an integral part of these financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                Consolidated Statements of Cash Flows (Continued)

                   Three Months Ended March 31, 1999 and 1998

                                                                                      1999                      1998
                                                                                 --------------            --------------
Cash Flows from Financing Activities:
   Borrowings from (advances to) related parties                                 $      335,255            $      (59,085)
   Proceeds from (payments on) notes payable to bank                                     (2,136)                   (2,427)
   Principal payments on long-term debt                                                  80,278                   (11,234)
   Dividends paid                                                                        (8,165)                 (432,000)
                                                                                 --------------            --------------
Net Cash Provided by (Used in) Financing Activities                                     405,232                  (504,746)
                                                                                 --------------            --------------
Net Increase (Decrease) in Cash                                                         122,653                  (110,746)

Cash at Beginning of Period                                                              65,036                   324,556
                                                                                 --------------            --------------
Cash at End of Period                                                            $      187,689            $      213,810
                                                                                 ==============            ==============

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the quarter for interest                                     $       18,604            $        9,316
   Cash paid during the quarter for taxes                                                 4,351                        -

The accompanying notes are an integral part of these financial statements.


                         ANDEAN DEVELOPMENT CORPORATION

                   Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION - The quarterly financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in opinion of management, necessary for a fair statement of results for the interim period. For further information, refer to the financial statements and notes thereto included in the Company's form 10-KSB as of and for the year ended December 31, 1998.

         FUNCTIONAL CURRENCY - The financial statements have been translated in accordance with the provisions set forth in Statement of Financial Accounting Standards No. 52, from Chilean pesos (the functional currency) into US dollars (the reporting currency).

         EARNINGS PER COMMON SHARE - Earnings per common share are based on the weighted average number of shares outstanding of 2,820,100 for the periods ended March 31, 1999 and 1998, respectively, after giving effect to common stock equivalents which consist of warrants issued with the initial public offering that would have a dilutive effect on earnings per share. Warrants issued with exercise prices greater than the existing market value of the company stock are deemed anti-dilutive and are not components of earnings per share.

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

         OVERVIEW - During the first quarter of 1999 the Company has continued implementing its business strategy on its subsidiaries with an effort to increase the revenues of its Core Business as explained in its most recent 10-K. Ingesis S.A., one of its subsidiaries in the computer technology, has hired a new General Manager who is highly regarded within the industry. His main focus will be attempting to improve the subsidiaries sales volume. At the same time Ingesis S.A. has been developing computer software that once complete would assist in improving productivity of workers within Consonni S.A., and continuing working with the government trying to obtain the formal approval of the new development of Unidad de Control Fiscal ("UCF"), a software product that will support the Chilean Internal Revenue Service IRS in supervision and control activities. NYSA S.A., another subsidiary is in the business of performing engineering appraisals, selecting sites for development, and negotiations with the owners of land to be used for various energy projects. During the first quarter the Company continued its profitable operations. However, the Company generated over $500,000 as a result of the sale of real estate held for investment. Future plans involve the expansion of different types of operations including B.O.T. projects, whereby the private sector invests in public projects such as road and port development. Bodegas Garcia Errazuriz, the vineyard continues to development its land for the eventual growing of grapes and ultimate production of wine. Plans continue to be to have the first wine production during 2001.

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

         PLANS OF OPERATIONS - ADC has been requested to provide project engineering to a consortium trying to sell a 230MW hydropower TG set for Emgesa (Colombia) and one TG set based on an open cycle 160MW gas turbine from Westinghouse for Cachoeira Dourada, a Brazilian Utility. The Company is also consulting on the sale of a package of 1000 MW from CIEN, an Argentinean consortium to a Brazilian utility, anticipating the sale of an 800-km power line.

         RESULTS OF OPERATIONS - March 31, 1999 compared to March 31, 1998.

         Gross revenues decreased from $386,460 in 1998 to $116,596 in 1999, a decrease of $269,864 or 70%. This decrease is due to the delay of several projects as a direct impact of the Asian Crisis. Management expects to increase its gross revenues in the second and third quarters of 1999 with the completion of the contracts delayed in the first quarter.

         Cost of operations decreased from $240,340 at March 31, 1998 to $91,678 at March 31, 1999, a decrease of $148,662 or 62% due to the Company's decrease in revenues.

         Selling and administrative expenses increased from $367,868 at March 31, 1998 to $377,176 at March 31, 1999, an increase of $9,208 or 2.5%.
         These are mostly fixed expenses of the Company. Gross profits decreased from $146,120 at March 31, 1998 to $24,918 at March 31, 1999, a
         decrease of $121,202 or 83% due to the reduction of revenues.

         Other income, net increased from $309,953 at March 31, 1998 to $496,073 at March 31, 1999, an increase of $186,120 or 60%. This increase is due to the sale of real estate held for investment during the first quarter of 1999.

         Income taxes have increased from $20,173 to $34,357, an increase of $14,184 or 70%. This is primarily due to the gain on the sale of the aforementioned real estate.

         LIQUIDITY AND CAPITAL RESOURCES - During the period ended March 31, 1999, as compared to December 31, 1998 there were significant changes in the liquidity, type of assets and structure of debt. Other assets have increased from $6,304,267 for the period ended on December 31, 1998 to $6,799,595 for the period ended March 31, 1999. This increase corresponds to investments in new business opportunities described above. In addition, due to the sale of the aforementioned real estate, the Company's notes receivable increased from $1,411,900 at December 31, 1998 to $2,301,901. Current liabilities decreased from $1,297,744 as of December 31, 1998 to $1,286,469 as of March 31, 1999 due principally to payments made on payables during the first quarter. Long-term liabilities of $618,656 as of December 31, 1998, increased to $701,415 as of March 31, 1999 due to borrowings made for the development of the vineyard. The Company declared dividends at December 31, 1998 of $.20 per share to be paid in installments between March and August 1999. None has been paid in March.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         (CONTINUED)

         YEAR 2000 COMPLIANCE - The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company has established processes for evaluating and managing the risks and costs associated with this problem. Major areas of potential business impact have been identified and initial conversion efforts are underway. The Company also is communicating with suppliers, dealers, financial institutions, and others with which it does business to coordinate year 2000 conversion. After evaluations of the responses from such communications, the Company will prepare a contingency plan to mitigate year 2000 issues, if necessary. The total cost of compliance and its effect on the Company's future results of operations is being determined as past of the detailed conversion planning.

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