Form 10QSB
period 1999-06-30
ANDEAN DEVELOPMENT CORP
filed 1999-08-16
CIK 943184

FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from ______________ to _________________.

                        Commission file number: 33-90696

                         ANDEAN DEVELOPMENT CORPORATION
             (Exact name of registrant as specified in its charter)

          FLORIDA                                                65-0648697
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)

             600 Brickell Avenue, Suite 301-B, Miami, Florida    33131
              (Address of principal executive offices)         (Zip Code)

       Registrant's telephone number, including area code: (305) 358-4440

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and has been subject to such filing requirements for the past 90 days.
Yes   [X]       No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 1999, 2,820,100 shares of $.0001 par value common stock were outstanding.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES
                                      INDEX

Part I.       Financial Information.

Item 1.       Financial Statements (Unaudited).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II.      Other Information.

                         ANDEAN DEVELOPMENT CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 1999 AND DECEMBER 31, 1998

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                       June 30, 1999 and December 31, 1998

                                   A S S E T S
                                                June 30, 1999    December 31,
                                                 (UNAUDITED)        1998
                                                 -----------     -----------

Current Assets:
   Cash                                          $   310,388     $    65,036
   Short-term investments                             22,455          23,483
   Accounts receivable                             6,174,527       2,176,462
   Inventory                                       1,274,936              --
   Other current assets                              427,728         230,218
                                                 -----------     -----------
         Total Current Assets                      8,210,034       2,495,199
                                                 -----------     -----------
Property, Plant and Equipment, net                 3,400,155       1,689,410
                                                 -----------     -----------
Other Assets:
   Real estate held for investment                        --       1,147,389
   Due from related parties                           31,151         875,550
   Note receivable from related party                     --         531,793
   Note receivable - other                         1,103,750       1,411,900
   Investment in unconsolidated subsidiaries       1,056,184       1,772,569
   Deferred charges                                1,101,098         482,934
   Deposits and other                                366,879          82,132
   Goodwill                                        3,045,960              --
                                                 -----------     -----------
                                                   6,705,022       6,304,267
                                                 -----------     -----------
                                                 $18,315,211     $10,488,876
                                                 ===========     ===========
The accompanying notes are an integral part of these financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                       June 30, 1999 and December 31, 1998

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                             June 30, 1999      December 31,
                                                               (UNAUDITED)          1998
                                                              ------------      ------------
Current Liabilities:
   Obligations with banks                                     $  1,196,193      $    157,659
   Current portion of long-term debt                                50,627            57,223
   Accounts payable                                              2,792,449           181,293
   Due to related parties                                          175,491           138,751
   Income taxes payable                                             33,420           117,525
   Accrued expenses and withholdings                               354,461            57,319
   Current portion of staff severance indemnities                   27,074            23,954
   Dividends payable                                               423,020           564,020
                                                              ------------      ------------
         Total Current Liabilities                               5,052,735         1,297,744
                                                              ------------      ------------
Long-Term Liabilities:

   Long-term debt, excluding current portion                     3,843,631           553,563
   Staff severance indemnities, excluding current portion           65,966            65,093
                                                              ------------      ------------
                                                                 3,909,597           618,656
                                                              ------------      ------------
Minority interest                                                  693,764            62,500
                                                              ------------      ------------
Shareholders' Equity:
   Preferred stock, $.0001 par value, 5,000,000 shares
    authorized, 0 shares issued and outstanding                         --                --
   Common stock, $.0001 par value, 20,000,000 shares
    authorized, 2,820,100 shares issued and outstanding                282               282
   Additional paid-in capital                                    5,724,320         5,724,320
   Retained earnings                                             3,002,968         2,925,323
   Cumulative translation adjustment                               (68,455)         (139,949)
                                                              ------------      ------------
         Total Shareholders' Equity                              8,659,115         8,509,976
                                                              ------------      ------------
                                                              $ 18,315,211      $ 10,488,876
                                                              ============      ============

The accompanying notes are an integral part of these financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Income

                                        Three Months   Three Months        Six Months      Six Months
                                           Ended           Ended             Ended            Ended
                                       June 30, 1999    June 30, 1998    June 30, 1999   June 30, 1998
                                        -----------      -----------      -----------      -----------
                                        (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Revenues from Operations:
   Revenues                             $   205,777      $   956,951      $   322,373      $ 1,343,411
   Cost of operations                       103,330          232,887          195,008          473,227
                                        -----------      -----------      -----------      -----------
Gross Profit                                102,447          724,064          127,365          870,184

Selling and Administrative Expenses         285,954          256,633          663,130          624,501
                                        -----------      -----------      -----------      -----------
                                           (183,507)         467,431         (535,765)         245,683
                                        -----------      -----------      -----------      -----------
Other Income (Expense), net                 133,264          (62,492)         629,337          247,461
                                        -----------      -----------      -----------      -----------
(Loss) Income Before Income Taxes
 and Minority Interest                      (50,243)         404,939           93,572          493,144

Income Taxes (Benefit)                      (21,657)          60,053           12,700           80,226
                                        -----------      -----------      -----------      -----------
Net (Loss) Income Before
 Minority Interest                          (28,586)         344,886           80,872          412,918

Minority Interest                            (4,423)              --            3,227           39,474
                                        -----------      -----------      -----------      -----------
Net  (Loss) Income                      $   (24,163)     $   344,886      $    77,645      $   373,444
                                        ===========      ===========      ===========      ===========
Net (Loss) Income per Common Share      $      (.01)     $       .12      $       .03      $       .13
                                        ===========      ===========      ===========      ===========
Weighted Average Shares Outstanding       2,820,100        2,820,100        2,820,100        2,820,100
                                        ===========      ===========      ===========      ===========

The accompanying notes are an integral part of these financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Six Months Ended June 30, 1999 and 1998

                                                            1999             1998
                                                         -----------      -----------
Cash Flows from Operating Activities:
   Net income                                            $    77,645      $   373,444
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                            41,037           51,123
     Minority interest                                       (39,810)         106,744
     Translation adjustment                                   43,434            1,272
     Gain on sale of real estate held for investment        (532,059)              --
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                                 707,409        1,658,958
         Inventory                                                --          (40,366)
         Other current assets                                382,683         (471,215)
         Note receivable                                          --          112,872
         Other assets                                       (232,608)        (256,107)
       Increase (decrease) in:
         Accounts payable                                     23,431         (627,701)
         Provision for severance indemnity                     3,993          (18,333)
         Accrued expenses and withholdings                   (32,230)           7,543
         Income taxes payable                                (84,105)         (62,629)
                                                         -----------      -----------
Net Cash Provided by Operating Activities                    358,820          835,605
                                                         -----------      -----------
Cash Flows from Investing Activities:
   Purchase of fixed assets                                 (151,618)      (1,072,598)
   Investment in unconsolidated subsidiaries                      --          549,239
   Cash acquired in acquisition of subsidiary                260,916               --
   Proceeds from short-term investments                        1,028          385,062
                                                         -----------      -----------
Net Cash Provided by (Used in) Investing Activities          110,326         (138,297)
                                                         -----------      -----------

The accompanying notes are an integral part of these financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                     Six Months Ended June 30, 1999 and 1998

                                                                 1999             1998
                                                              -----------      -----------
Cash Flows from Financing Activities:
   Advances to related parties                                $  (103,461)     $   (99,550)
   Net borrowings (payments) on notes payable to bank               8,295         (405,565)
   Principal payments on long-term debt                            12,372          (20,349)
   Dividends paid                                                (141,000)        (432,000)
                                                              -----------      -----------
Net Cash Provided by (Used in) Financing Activities              (223,794)        (957,464)
                                                              -----------      -----------
Net Increase (Decrease) in Cash                                   245,352         (260,156)

Cash at Beginning of Period                                        65,036          324,556
                                                              -----------      -----------
Cash at End of Period                                         $   310,388      $    64,400
                                                              ===========      ===========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                   $    33,886      $    33,884
   Cash paid during the period for taxes                           15,796          125,606

Supplemental Disclosure of Non-Cash Investing Activities:
   Details of acquisition:
     Assets acquired                                            8,142,896               --
     Liabilities assumed                                        7,704,678               --
     Minority interest                                            671,074               --

The accompanying notes are an integral part of these financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

EARNINGS PER COMMON SHARE - Earnings per common share are based on the weighted average number of shares outstanding of 2,820,100 for the periods ended June 30, 1999 and 1998, respectively, after giving effect to common stock equivalents which consist of warrants issued with the initial public offering that would have a dilutive effect on earnings per share. Warrants issued with exercise prices greater than the existing market value of the company stock are deemed anti-dilutive and are not components of earnings per share.

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

OVERVIEW - During the second quarter of 1999 the Company has succeeded in one important step of the implementation of its business strategy - the purchase of a majority interest in a well established manufacturing company with main operations in Spain - and has also concentrated on its subsidiaries with the aim of changing the negative trend of the revenues of its Core Business.

The main reason for the negative results of the Company's core business is the high negative impact of the economic crisis on the strategy of investing in fixed assets. As the Core Business concentrates in supply services to major investors, Andean Development Corporation ("ADC") has suffered the effects of delays of projects that involve capital goods expenditure. The management expects that the absence of these types of developments will create shortages and the Company will recover its former sales performance when the economy in Latin America gets on pace.

CONSONNI USA, INC.'S ACQUISITION - During the second quarter ADC has acquired 43.45% of Consonni USA, Inc. ("CONUSA") in exchange for certain assets, including certain non-performing assets, some long term receivables, as well as the forgiveness of debt due from Mr. Pedro P. Errazuriz, Chairman of ADC bringing its equity position to 54.96% of that corporation. The shares of CONUSA were owned by Mr. Errazuriz.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
               (CONTINUED)

CONUSA is a holding company and its main assets are 88% of Construcciones Electromecanicas Consonni S.A. of Bilbao, Spain ("Consonni, S.A."), a manufacturing company established in 1992, manufactures low, medium and high voltage motor control centers and 88% of ECESA, Equipos de Control Electrico S.A. ("ECESA"), a trading company based in Madrid, Spain.

The total sales of the Consonni Group (consolidating Consonni S.A. and ECESA) during 1998 exceeded $11,500,000 and its net profit was $687,954 as audited by Price Waterhouse Coopers (Spanish GAAP Standards). As an effect of the acquisition the assets and liabilities will be consolidated within ADC and will increase substantially the total revenues of ADC, historically approximately $3,500,000 but now at the considerably lower level, as well as the net profit.

Total assets of the Consonni Group at December 31, 1998, were slightly above $11 million, of which more than $7 million are current assets. Long-term liabilities are $3 million and $5 million are current liabilities.

The Board of Directors considered that this transaction would provide the Company with a new base of sales and increased amount of revenues and profits. Additionally, revenues will be diversified between Latin America and Europe, adding a broader range of clients, increasing stability during periods in which some economies suffer more than others, and providing a more permanent profile of sales and cash flow.

The auditors of Consonni S.A. and ECESA are in the process of preparing the 1998 audited financial statements of CONUSA. During the transaction, ADC's Board of Directors obtained an appraisal of both companies, prepared by ACEC and American Appraisal (Spain).

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
               (CONTINUED)

INGESIS S.A. - Ingesis S.A. is entering into a joint-venture with Ibermatica, a Spanish computer company with more than $100 million of yearly sales, to jointly develop a program to teach through the Internet and a private TV network, focused in isolated communities in the south of Chile. A formal agreement will be ready by the end of the year.

NYSA S.A. - NYSA S.A. is in the business of performing engineering appraisals, selecting sites for development, and negotiations with the owners of land to be used for various energy projects. During the second quarter, the Company obtained a contract with ENDESA, the largest Chilean utility, for the power line connecting the future Ralco Project with the SIC net. Future plans involve the expansion of different types of operations including B.O.T. projects, whereby the private sector invests in public projects such as road and port development.

BODEGAS GARCIA ERRAZURIZ S.A. - The vineyard continues the activities of planting and growing grapes to fulfill its program of having 200 Hs. planted by 2001 and for the ultimate production of wine. The strategy considers to have the first wine production during the year 2001.

VINA VALLE DEL ITATA S.A. - During this year's harvest period the wine processing plant produced 871.000 lts. of wine of which 500.000 lts. were exported to England. the remaining wine is under current sale negotiations with Vina Concha y Toro, the largest and internationally well known Chilean wine producer. It was considered a big success to have access to this company in the second year of wine production.

PLANS OF OPERATIONS - Most of the projects listed above are still in its phase of preparation. The Company is still providing project engineering services to a consortium trying to sell a 230MW hydropower TG set for Emgesa (Colombia) and one TG set based on an open cycle 160MW gas turbine produced by Westinghouse for Cachoeira Dourada, a Brazilian utility. The Company is also acting as a consultant on the sale of a package of 1000 MW from CIEN, an Argentinean consortium to a Brazilian utility, anticipating the sale of an 800-km power line.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
               (CONTINUED)

The Company has been requested to act as a consultant for Nordic Power Invest, a Swedish utility that would like to participate in the sale of Alto Cachapoal, an important hydroelectric project in the south of Chile.

Workinvest, a Brazilian company, is interested in the advisory services of the Company in the sale of a 100 MW thermal plant and in the upgrading of such installation.

Consonni got an important order in Egypt to build the medium Voltage Controls for an important desalting unit sold by Pridesa, a well known manufacturer and operator of this kind of installations.

RESULTS OF OPERATIONS - June 30, 1999 compared to June 30, 1998.

Gross revenues decreased from $1,343,411 in 1998 to $322,373 in 1999, a decrease of $1,021,038. This decrease is due to the delay of several projects as a direct impact of the Asian Crisis and the reluctance of the investors to start new developments until the end of this crisis. Management expects to increase gross revenues in the third quarter of 1999, but it seems to be difficult to reach a normal level of activities and to start all pending projects before the end of the year.

Cost of operations decreased from $473,227 at June 30, 1998 to $195,008 at June 30, 1999, a decrease of $278,219 or 59% due to the Company's decrease in activities.

Selling and administrative expenses increased from $624,501 at June 30, 1998 to $666,130 at June 30, 1999, an increase of $38,629 or 6.2%. These are mostly fixed expenses and this increase reflects the high input of selling activities in trying to recover the level of sales.

Gross profit decreased from $870,184 at June 30, 1998 to $127,365 at June 30, 1999, a decrease of $742,819 or 85% due to the reduction of revenues.

Other income shows an increase from $247,461 at June 30, 1998 to $629,337 at June 30, 1999, an increase of $381,876 or 155%. This increase is due to the sale of a real estate held for investment during the first quarter of 1999.

Income taxes have decreased from $80,226 at June 30, 1998 to $12,700 at June 30, 1999, a decrease of $67,526 or 84%. This is primarily due to the lower level of net income.

LIQUIDITY AND CAPITAL RESOURCES - June 30, 1999, as compared to December 31, 1998 - During this period there were significant changes in the liquidity, the type of assets and the structure of the debt. The main reason for these changes is the acquisition of CONUSA, and its subsidiaries, Consonni and ECESA.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
               (CONTINUED)

Other assets have increased from $6,304,267 for the period ended December 31, 1998 to $6,705,022 for the period ended June 30, 1999. This increase is due to the investment made by the Company to acquire 55% of CONUSA and the consequential consolidation. As the acquisition was due interchanging assets, most of them were included in "Other Assets", the main effects are seen in other accounts detailed hereafter:

Deferred charges increased $618,164 which reflects the licenses, patents and investigations and development costs of Consonni in Spain.

Current assets increased from $2,495,199 at December 31, 1998 to $8,210,034 at June 30, 1999, an increase of $5,714,835 or 229% due to the consolidation with CONUSA. CONUSA has accounts receivable of $5,031,499 among other receivables.

Fixed assets increased from $1,689,410 at December 31, 1998 to $3,400,155 at June 30, 1999, an increase of $1,710,745 or 201%, mainly due to the incorporation of the industrial properties owned by the subsidiaries of CONUSA and the execution of the program of planting the vineyard in the farm owned by ADC's subsidiary, Igenor Andina, in the south of Chile.

Current liabilities increased from $1,297,744 at December 31, 1998 to $5,052,735 at June 30, 1999, an increase of $3,754,991 or a 289% increment due to the consolidation with CONUSA. Most of this increment comes from obligations with banks $1,038,534 and CONUSA's accounts payable of $2,587,725.

Long-term liabilities increased from $618,656 at December 31, 1998 to $3,909,597 at June 30, 1999. This increase of $3,290,941 is due to long-term debt incurred by Igenor Andina for the vineyard to develop its program ($572,530) normal banking activity and an increase of the long-term liabilities coming from CONUSA for debts to the Basque government totaling $3,228,386.

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

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

Part II.      Other Information

Item 1.       Legal Proceeds
              None

Item 2.       Changes in Securities
              None

Item 3.       Defaults Upon Senior Securities
              None

Item 4.       Submission of Matters to a vote of Securities Holders

              None

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K

              The Company filed a Form 8-K in July 1999 to inform its stockholders of the acquisition of 44% of Consonni, USA, Inc. The acquisition is detailed in the Management's Discussion and Analysis.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, Andean Development Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ANDEAN DEVELOPMENT CORPORATION

DATE: August 16, 1998                       By: /s/ Mauricio De La Barra
                                                -------------------------------
                                                Mauricio De La Barra,
                                                Chief Executive Officer,
                                                Chief Financial Officer and
                                                Authorized Signatory

                                 EXHIBIT INDEX
EXHIBIT      DESCRIPTION
27           FINANCIAL DATA SCHEDULE