Form 10QSB
period 1999-09-30
ANDEAN DEVELOPMENT CORP
filed 1999-11-15
CIK 943184

FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999.

         (  )     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE  ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ___________________ to ______________________.

Commission file number:   33-90696

                         ANDEAN DEVELOPMENT CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

FLORIDA                                              65-0648697
--------------------------------------------------------------------------------
State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                        Identification No.)

600 Brickell Avenue, Suite 301-B, Miami, Florida   33131
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (305)  358-4440

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and has been subject to such filing requirements for the past 90 days.

Yes ___X___       No ______

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 1999, 2,820,100 shares of $.0001 par value common stock were outstanding.

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

                           Consolidated Balance Sheets

                    September 30, 1999 and December 31, 1998

                                   A S S E T S

                                             SEPTEMBER 30, 1999  DECEMBER 31,
                                                 (UNAUDITED)        1998
                                                 -----------     -----------
Current Assets:
   Cash                                          $   313,458     $    65,036
   Short-term investments                             22,944          23,483
   Accounts receivable                             6,028,150       2,176,462
   Inventory                                       1,166,757              --
   Other current assets                              470,721         230,218
                                                 -----------     -----------
         Total Current Assets                      8,002,030       2,495,199
                                                 -----------     -----------
Property, Plant and Equipment, net                 3,389,503       1,689,410
                                                 -----------     -----------
Other Assets:
   Real estate held for investment                        --       1,147,389
   Due from related parties                           16,224         875,550
   Note receivable from related party                     --         531,793
   Note receivable - other                         1,103,750       1,411,900
   Investment in unconsolidated subsidiaries       1,020,494       1,772,569
   Deferred charges                                1,277,608         482,934
   Deposits and other                                469,923          82,132
   Goodwill                                        2,771,276              --
                                                 -----------     -----------
                                                   6,659,275       6,304,267
                                                 -----------     -----------
                                                 $18,050,808     $10,488,876
                                                 ===========     ===========

The accompanying notes are an integral part of these financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                    September 30, 1999 and December 31, 1998

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          SEPTEMBER 30, 1999    DECEMBER 31,
                                                              (UNAUDITED)          1998
                                                              ------------      ------------
Current Liabilities:
   Obligations with banks                                     $    615,750      $    157,659
   Current portion of long-term debt                                49,562            57,223
   Accounts payable                                              2,990,075           181,293
   Due to related parties                                          157,267           138,751
   Income taxes payable                                             61,259           117,525
   Accrued expenses and withholdings                               132,536            57,319
   Current portion of staff severance indemnities                   29,999            23,954
   Dividends payable                                               423,020           564,020
                                                              ------------      ------------
         Total Current Liabilities                               4,459,468         1,297,744
                                                              ------------      ------------
Long-Term Liabilities:
   Long-term debt, excluding current portion                     3,827,264           553,563
   Staff severance indemnities, excluding current portion           66,270            65,093
                                                              ------------      ------------
                                                                 3,893,534           618,656
                                                              ------------      ------------
Minority interest                                                  812,090            62,500
                                                              ------------      ------------
Shareholders' Equity:
   Preferred stock, $.0001 par value, 5,000,000 shares
    authorized, 0 shares issued and outstanding                         --                --
   Common stock, $.0001 par value, 20,000,000 shares
    authorized, 2,820,100 shares issued and outstanding                282               282
   Additional paid-in capital                                    5,724,320         5,724,320
   Retained earnings                                             3,207,061         2,925,323
   Cumulative translation adjustment                               (45,947)         (139,949)
                                                              ------------      ------------
         Total Shareholders' Equity                              8,885,716         8,509,976
                                                              ------------      ------------
                                                              $ 18,050,808      $ 10,488,876
                                                              ============      ============

The accompanying notes are an integral part of these financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Income


                                       THREE MONTHS     THREE MONTHS      NINE MONTHS      NINE MONTHS
                                           ENDED           ENDED             ENDED           ENDED
                                        SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                            1999            1998              1999             1998
                                        -----------      -----------      -----------      -----------
                                        (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Revenues from Operations:
   Revenues                             $ 3,159,036      $   316,972      $ 3,481,409      $ 1,660,383
   Cost of operations                     2,535,851           93,142        2,730,859          566,369
                                        -----------      -----------      -----------      -----------

Gross Profit                                623,185          223,830          750,550        1,094,014

Selling and Administrative Expenses         190,089          238,156          853,219          862,657
                                        -----------      -----------      -----------      -----------

                                            433,096          (14,326)        (102,669)         231,357
                                        -----------      -----------      -----------      -----------

Other Income (Expense), net                (143,398)         101,813          485,939          349,274
                                        -----------      -----------      -----------      -----------
Income Before Income Taxes
 and Minority Interest                      289,698           87,487          383,270          580,631

Income Taxes (Benefit)                       28,187           16,433           40,887           96,659
                                        -----------      -----------      -----------      -----------
Net Income Before
Minority Interest                           261,511           71,054          342,383          483,972

Minority Interest                           (57,418)           1,376          (60,645)          40,850
                                        -----------      -----------      -----------      -----------

Net Income                              $   204,123      $    69,678      $   281,738      $   443,122
                                        ===========      ===========      ===========      ===========

Net Income per Common Share             $       .07      $       .02      $       .10      $       .16
                                        ===========      ===========      ===========      ===========

Weighted Average Shares Outstanding       2,820,100        2,820,100        2,820,100        2,820,100
                                        ===========      ===========      ===========      ===========


The accompanying notes are an integral part of these financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Nine Months Ended September 30, 1999 and 1998

                                                            1999             1998
                                                         -----------      -----------
Cash Flows from Operating Activities:
   Net income                                            $   281,738      $   443,122
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                            64,317           74,547
     Minority interest                                       (56,587)          43,266
     Translation adjustment                                   92,451           11,595
     Gain on sale of real estate held for investment        (532,059)              --
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                                 358,510        1,547,083
         Inventory                                                --               --
         Other current assets                                362,153         (433,962)
         Note receivable                                          --           11,762
         Other assets                                       (375,177)        (252,262)
       Increase (decrease) in:
         Accounts payable                                    193,494         (544,596)
         Provision for severance indemnity                     7,222          (11,506)
         Accrued expenses and withholdings                   (27,655)          17,447
         Income taxes payable                                (56,266)         (92,579)
                                                         -----------      -----------

Net Cash Provided by Operating Activities                    312,141          813,917
                                                         -----------      -----------
Cash Flows from Investing Activities:
   Purchase of fixed assets                                 (188,737)      (1,318,131)
   Purchase of land held for sale                                 --         (357,938)
   Investment in unconsolidated subsidiaries                      --          868,839
   Cash acquired in acquisition of subsidiary                260,916               --
   Proceeds from short-term investments                          539          504,397
                                                         -----------      -----------

Net Cash Provided by (Used in) Investing Activities           72,718         (302,833)
                                                         -----------      -----------

The accompanying notes are an integral part of these financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                  Nine Months Ended September 30, 1999 and 1998

                                                                  1999             1998
                                                              -----------      -----------
Cash Flows from Financing Activities:
   Advances to related parties                                $    15,486      $   (70,638)
   Net borrowings (payments) on notes payable to bank              (6,607)        (209,257)
   Principal payments on long-term debt                            (4,316)         (26,735)
   Dividends paid                                                (141,000)        (432,200)
                                                              -----------      -----------

Net Cash (Used in) Financing Activities                          (136,437)        (738,830)
                                                              -----------      -----------

Net Increase (Decrease) in Cash                                   248,422         (227,746)

Cash at Beginning of Period                                        65,036          324,556
                                                              -----------      -----------

Cash at End of Period                                         $   313,458      $    96,810
                                                              ===========      ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                   $   106,867      $    55,829
   Cash paid during the period for taxes                           20,119          124,888

Supplemental Disclosure of Non-Cash Investing Activities:
   Details of acquisition:
     Assets acquired                                            8,142,896               --
     Liabilities assumed                                        7,704,678               --
     Minority interest                                            671,074               --


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

         EARNINGS PER COMMON SHARE - Earnings per common share are based on the weighted average number of shares outstanding of 2,820,100 for the periods ended September 30, 1999 and 1998, respectively, after giving effect to common stock equivalents which consist of warrants issued with the initial public offering that would have a dilutive effect on earnings per share. Warrants issued with exercise prices greater than the existing market value of the company stock are deemed anti-dilutive and are not components of earnings per share.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         GENERAL - The following discussion regarding the Company and its business and operations contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may", "expect", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology.

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

         OVERVIEW - During the third quarter of 1999 the Company initiated a business strategy that is intended to improve the financial position of the Company by: (i) improving the sales opportunities through reassigning human resources to maximize marketing and sales efforts and
         (ii) a cost-cutting program during August 1999, very sharp payroll and administrative cost reductions.

         During the third quarter of 1999, the Company continued working in one important step of its business strategy implementation - the improvement of sales and productive process within Construcciones Electromecanicas Consonni S.A. of Bilboa, Spain ("Consonni S.A.") and Equipos de Control Electricos S.A. ("ECESA"). Management believes that the economic potential of this CONSONNI Spain and ECESA will provide Andean Development Corporation ("ADC") profitability, cash flow stabilization and synergy to the Company's Business.

         CONSONNI USA, INC.'S ACQUISITION - During the second quarter ADC acquired 43.45% of Consonni USA, Inc. ("CONUSA") in exchange for certain assets, including certain non-performing assets, some long-term receivables, as well as the forgiveness of debt due from Mr. Pedro P. Errazuriz, Chairman of ADC, bringing its equity position to 54.96% of that corporation. The shares of CONUSA were owned by Mr. Errazuriz.

         CONSONNI USA, INC. - CONUSA is a holding company and its main assets are 88% of Consonni S.A., a manufacturing company established in 1952, that manufactures low, medium and high voltage control systems, and 88% of ECESA, a trading company based in Madrid, Spain. The total sales of the Consonni Group (consolidating Consonni S.A. and ECESA) during 1998 exceeded $11,500,000 and its net profit was $687,954 as audited by Price Waterhouse Coopers (Spanish GAAP Standards).

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

         As an effect of the acquisition, the assets and liabilities will be consolidated within ADC and will increase substantially the total revenues of ADC, historically at approximately $3,500,000, but now at a considerably lower level.

         Total assets of the Consonni Group at December 31, 1998, were slightly above $11 million, of which more than $7 million are current assets. Long-term liabilities are $3 million and current liabilities are $5 million.

         The Board of Directors believe that the acquisition of an additional equity interest in CONUSA has provided the Company with a new base of sales and increased amount of revenues and profits. Additionally, revenues will be diversified between Latin America and Europe, adding a broader range of clients, increasing stability during periods in which some economies suffer more than others, and providing a more permanent profile of sales and cash flow.

         To justify the transaction, ADC's Board of Directors obtained an appraisal of both companies, prepared by ACEC and American Appraisal (Spain).

         INGESIS S.A. - Ingesis S.A. is presently negotiating a joint-venture with Ibermatica, a Spanish computer company with more than $100 million of yearly sales to develop an educational program transmitted through the Internet and a private TV network. This activity is focused on isolated and extremely abandoned Mapuche communities in the south of Chile. A formal agreement will be ready by the end of the year. In addition, the Company has explored some financial alternatives including worldwide financial support programs dedicated to these kinds of projects.

         NYSA S.A. - NYSA is in the business of performing engineering appraisals and negotiating with the owners of land to be used for various energy projects and also in the selection of sites for future developments. During the third quarter, the Company successfully finished a contract with Dock-Sud, an Argentinean utility, of the negotiations for one power line in Buenos Aires. Future plans involve the expansion of different types of operations including B.O.T. projects, whereby the private sector invests in public projects such as road and port development.

         BODEGAS GARCIA ERRAZURIZ S.A. - The vineyard continues the activity of planting and growing grapes to fulfill its program of having 200 Hs. planted by 2001 for the ultimate production of wine. 200 acres are already planted and the drop-to-drop irrigation system is almost finished. The first wine production is anticipated during the year 2002.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

         VINA VALLE DEL ITATA S.A. - During this year's harvest period the wine processing plant produced 871,000 lts. of wine of which 500,000 lts. were exported to England. The remaining wine has been sold to Vina Concha y Toro, the largest and internationally well known Chilean wine producer. It was considered a big success to have access to this very well known company in the second year of wine production.

         NEW OPERATIONS PLAN - The Company is currently working on a project as agent in a sales process. Specifically, 2 Gas Fired Combined Cycle TG groups that will produce approximately 750MW located in two countries in Latin America.

         Projects to sell a 230 MW hydropower TG set for Emgesa (Colombia) and one TG set based on an open cycle 160 MW gas turbine produced by Westinghouse for Cachoeira Dourada, a Brazilian utility, are still viable but delayed because of the internal reorganization of Endesa's investments in South America. The Company is currently providing some services to their suppliers and is also acting as a consultant on the sale of a package of 1000MW from CIEN, an Argentinean consortium to a Brazilian utility, anticipating the sale of an 800-km power line.

         The Company has been requested to act as a consultant for a Swedish utility that intends to participate in the sale of Alto Cachapoal, an important hydroelectric project in the south of Chile.

         The Company is working in a joint venture with PRIDESA, a Spanish manufacturing and engineering Company, on a project of desalting plants to obtain potable water for human consumption from sea water in Antofagasta, north of Chile.

         The Company, in association with Norconsult from Norway, is working on the first engineering steps for the feasibility study of a 350 M hydroelectric project called "Los Bronces" and located close to Santiago, in Chile. The owner of the project, GENER S.A., and Norconsult - in association with the Company - have already performed the prefeasibility study for this project.

         The Company is working on a project consisting of the development of several micro-hydroelectric projects in the south of Chile. The aim is to obtain the engineering design of each micro-project as well as the study of the financial alternatives. The initial approach for this project has been made with Electricite du France.

         Consonni S.A. received an important order in Egypt to build the medium voltage controls for an important desalting unit sold by PRIDESA, a well known manufacturer and operator of this kind of installation.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

         RESULTS OF OPERATIONS - September 30, 1999 compared to September 30, 1998.

         Gross revenues increased from $1,660,383 in 1998 to $3,481,409 in 1999, an increase of $1,821,026 or 110%. This increase is due principally to the incorporation of CONUSA. CONSONNI and ECESA had revenues of $2,649,738 in the third quarter.

         Cost of operations increased from $566,369 at September 30, 1998 to $2,730,859 at September 30, 1999, an increase of $2,164,490 or 382% due to the incorporation of costs from CONSONNI and ECESA, which accounted for $2,384,658 in the third quarter.

         Selling and administrative expenses decreased from $862,656 at September 30, 1998 to $853,219 at September 30, 1999, a decrease of $9,437 or 1%.

         Gross profit decreased from $1,094,014 at September 30, 1998 to $750,550 at September 30, 1999, a decrease of $343,464 or 31% due to the decrease of the Core Business activity during this whole year due to the incertitude that the world crisis brought to the development plans of companies in South America.

         Other income shows an increase from $349,274 at September 30, 1998 to $485,939 at September 30, 1999, an increase of $136,665 or 39%. This increase is due to the sale of a real estate held for investment during the first quarter of 1999.

         Income taxes have decreased from $96,659 at September 30, 1998 to $40,887 at September 30, 1999, a decrease of $55,772 or 58%. This is primarily due to the lower level of net income.

         LIQUIDITY AND CAPITAL RESOURCES - September 30, 1999, as compared to December 31, 1998

         During this period there were significant changes in the liquidity, the type of assets and the structure of the debt. The main reason for those changes was the acquisition of CONUSA, and its subsidiaries, Consonni and ECESA.

         Other assets have increased from $6,304,267 for the period ended December 31, 1998 to $6,659,275 for the period ended September 30, 1999. This increase is due to the investment made by the Company to acquire 55% of CONUSA and the consequential consolidation. As the acquisition was due interchanging some assets, most of them previously also included in "other assets", the main effect are seen in other accounts detailed hereafter:

         Deferred charges increased $794,674, which reflects the licenses, patents and investigations and development costs of Consonni in Spain.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

         Current assets increased from $2,495,199 at December 31, 1998 to $8,002,030 at September 30, 1999, an increased of $5,506,831 or 221%
         due to the consolidation with CONUSA. CONUSA has accounts receivable of $4,536,223 among other receivables.

         Fixed assets increased from $1,689,410 at December 31, 1998 to $3,389,503 at September 30, 1999, an increase of $1,700,093, or 101%, mainly due to the incorporation of the industrial properties owned by the subsidiaries of CONUSA and the execution of the program of planting the vineyard in the farm owned by ADC's subsidiary, Igenor Andina, in the south of Chile.

         Current liabilities increased from $1,297,744 at December 31, 1998 to $4,459,468 at September 30, 1999, an increase of $3,161,724 or a 244%
         increment due to the consolidation with CONUSA. Most of this increment comes from obligations with banks $464,693 and CONUSA's accounts payable of $2,615,288.

         Long-term liabilities increased from $618,656 at December 31, 1998 to $3,893,534 at September 30, 1999. This increase of $3,274,878 is due to long-term debt incurred by Bodega Garcia Errazuriz for the vineyard to develop its program ($406,490) normal banking activity and an increase of the long-term liabilities coming from CONUSA, mainly long-term debts to the Basque Government, totaling $3,230,317.

         YEAR 2000 COMPLIANCE - The Company believes that its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company is ending its processes for evaluating and managing the risks and costs associated with this problem. Some areas of potential business impact have been identified and conversion efforts are underway. The Company also has communicated with suppliers, dealers, financial institutions to coordinate year 2000 conversion. Once having evaluated the answers from such communications, the Company prepared a contingency plan to mitigate year 2000 issues.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

Part II.      Other Information

Item 1.       Legal Proceeds
              None

Item 2.       Changes in Securities
              None

Item 3.       Defaults Upon Senior Securities
              None

Item 4.       Submission of Matters to a vote of Securities Holders
              None

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K
              None

A. EXHIBITS:
------------

     27       Financial Data Schedule

B.            Reports on Form 8-K
              None

                                 EXHIBIT INDEX

EXHIBIT       DESCRIPTION
-------       -----------

  27          Financial Data Schedule