Form 10KSB
period 1999-12-31
ANDEAN DEVELOPMENT CORP
filed 2000-11-13
CIK 943184

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1999
                          Commission File No. 33-90696

                         ANDEAN DEVELOPMENT CORPORATION
                 (Name of Small Business Issuer in Its Charter)

              FLORIDA                                     65-0420146
  (State of Other Jurisdiction of                      (I.R.S. Employer
   Incorporation or Organization)                     Identification No.)

1 Brickell Square  801 Brickell Avenue, Suite 900, Miami, Florida      33131
          (Address of Principal Executive Offices)                   (Zip Code)

                                1 Brickell Square
                         801 Brickell Avenue, Suite 900
                              Miami, Florida 33131
                                 (305) 371-0056
                (Issuer's Telephone Number, Including Area Code)

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

         Yes [ ]  No [X]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $4,607,538.

         State the aggregate market value of the voting stock held by non-affiliates of the registrant on October 30, 2000, computed by reference to the price at which the stock was sold on that date: $705,025.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         2,820,100 shares of Common Stock, $.0001 par value, as of December 31, 1999.

         Transitional Small Business Disclosure Format (check one)

         Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

None

                         ANDEAN DEVELOPMENT CORPORATION
                              Report on Form 10KSB
                   For the Fiscal Year Ended December 31, 1999

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I

Item 1.    Description of the Business......................................  1
Item 2.    Description of the Property...................................... 11
Item 3.    Legal Proceedings................................................ 11
Item 4.    Submission of Matters to Vote of Security Holders................ 12

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters......... 13
Item 6.    Management's Discussion and Analysis............................. 14
Item 7.    Financial Statements............................................. 18
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................... 18

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons..... 19
Item 10.   Executive Compensation........................................... 21
Item 11.   Security Ownership of Certain Beneficial Owners And Management... 23
Item 12.   Certain Relationships and Related Transactions................... 24

                                     PART IV

Item 13.   Exhibits and Reports on Form 8-K................................. 26

Signatures ................................................................. 28

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

                                    BUSINESS

GENERAL

The Company was incorporated as a Florida corporation on October 19, 1994 under the name "Igenor U.S.A., Inc." On January 10, 1995, the Company changed its name to "Andean Development Corporation." The Company undertook a reorganization upon the closing of its November 1996 initial public offering, but which was given effect as of December 31, 1994, whereby Errazuriz y Asociados Ingenieros S.A ("E&A") and Igenor Andina S.A ("INA") became majority owned (99.99%) subsidiaries of the Company pursuant to share exchange agreements. Chilean corporate law requires that a Chilean corporation have no less than two different shareholders at any given time and thus, one share of INA is owned by E&A and one share of E&A is owned by INA.

E&A was organized on February 28, 1991, in Santiago, Chile, as a Chilean limited partnership under the name "Errazuriz y Asociados Ingenieros Limitada." On September 21, 1994, E&A was reorganized as a Chilean corporation and its name was changed to "Errazuriz y Asociados Ingenieros S.A."

INA was organized on June 11, 1986, in Santiago, Chile as a Chilean limited partnership under the name "Ingenieria Norconsult Andina Limitada." Initially INA was a joint venture between Norconsult Int. A.S a worldwide engineering consulting company based in Oslo, Norway ("Norconsult") and Errazuriz y Asociados Arquitectos S.A. ("EAA"), a principal shareholder of the Company. See "Principal Shareholders." Norconsult subsequently sold its participation to Igenor Ingenierie et Gestion, S.A., a Swiss corporation ("Igenor"), which is also a principal shareholder of the Company. On September 15, 1994, pursuant to Chilean law, INA was reorganized from a limited partnership to a Chilean corporation, and its name was changed to "Igenor Andina S.A."

The following is a list of the Company's subsidiaries, domicile and percentage ownership.

                                                                                    Ownership
            Subsidiary                                    Domicile                  Percentage
            ----------                                    --------                  ----------
Andean Engineering and Finance Company  ("AEFC")    U.S. Company                        100%
Errazuriz y Asociados Ingenieros, S. A. ("EAI")     Chilean Corporation                 100%
Errazuriz y Asociados Division Comercial ("EADC")   Chilean Corporation                  99%

                                                                                Ownership
            Subsidiary                                Domicile                 Percentage
            ----------                                --------                 ----------
Aguas y Ecologia, S.A. ("A&E")                Chilean Corporation                 67.5%
Igenor Andina, S. A. ("IA")                   Chilean Corporation                  100%
ADC Andean, S. A. ("ADCN")                    Swiss Corporation                    100%
Negociaciones y Servidumbre, S. A. ("NYSA")   Chilean Corporation                   50%
Nysacar, S. A. ("NYSACA")                     Chilean Corporation                   50%
Ingesis, S. A. ("INGESIS")                    Chilean Corporation                  100%
Bodegas Garcia Errazuriz SA  ("BODEGAS")      Chilean Vineyard                      98%
Consonni, USA, Inc. ("CONUSA")                Factory, Bilbao, Spain                61%

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

         The Company's services have historically been provided to both private companies and governmental agencies, with more than half of the Company's total revenues, prior to the acquisition of a majority interest in CONUSA, coming from the private sector during recent years. The Company has been a supplier of equipment, spare parts and engineering services for most of the largest utilities in Chile including, among others, private companies such as ENDESA, S.A. (the largest electrical utility company in Chile), Chilgener S.A. (the second largest electrical utility company in Chile), Minera Valparaiso S.A. (a mining company), CREO

(Cooperative Regional Electrica de Osorno) (an electrical utility company), and Edelnor S.A. (an electrical distribution company); and government owned companies such as Codelco (Corporacion Nacional del Cobre de Chile) (the largest government owned mining company in Chile), Colbun S.A. (an electrical utility company), and Petrox S.A. (a petrol-chemical and oil company).

CORE BUSINESS

E&A

         E&A specializes as an agent in the sale of major electrical and mechanical equipment to foreign manufacturers. A substantial amount of its sales is for equipment relating to the electrical utilities, mining, and materials handling industries. This include medium and high voltage generators, transformers, controls, cables, gas and steam turbines and industrial boilers, as well as other materials such as cranes, unloading facilities, coal handling systems, crushers, air cleaning systems and ventilators. Additionally, E&A offers technical assistance to bidders during the preparation of tender (bid) documents for turnkey and non-turnkey projects, as well as throughout a project, once bids have been awarded. E&A has been successful in obtaining and maintaining its representations of foreign equipment manufacturers by offering engineering and sales support by experienced civil and industrial engineers. These professionals are knowledgeable in both the technical and sales aspects of a project and also have established contacts and networks in Chile necessary to successfully compete with larger international companies. Although many of the services offered by the Company are comparable to those of its competitors, the Company can effectively compete with larger competitors and offer additional services not available from its competitors, because of the Company's historical presence in Chile and its reputation for quality services. See "Competition."

The services offered by E&A include, but are not limited to:

1.       o        Forecasting of market trends.

         o        Market research

         o        Advisory on financing (expertise in local and foreign loans)

         o        Advisory on packaging with other manufacturers

         o Knowledge of the decision making procedures and the scheduling of projects


2.       In addition, E&A provides the following services:

         o Local engineering support (by the Company's employees or through subcontractors)

         o        Procurement of local materials and products

         o        Limited construction and plant erection capabilities

         o        Project managing capabilities

         o        Coordination with customer and customer engineering

         While E&A charges only success fees for the services described in item 1 above and must fund the related operating costs, the services described in item 2 above are developed for a customer on a fee basis once a project is secured. Additionally, equipment manufacturers pay E&A a commission upon receipt of the award of a project. The commission is typically based on a percentage of the amount of the sale, which varies depending upon the size and scope of a project. See "Recent Projects."

         In preparing bid documents for various projects, E&A has and will continue to form consortiums of various equipment manufacturers who provide products on competitive terms and conditions. E&A usually assists in obtaining financing of projects through both domestic (Chile) and international financial institutions.

INA

         INA focuses primarily on providing engineering consulting services for hydroelectric plants and civil construction projects (tunneling projects). Most of the engineering services provided by INA result from INA's exclusive representation of Norconsult. Generally, one or two electric plants are built in Chile every year, while each year Norconsult participates worldwide in the design of 10 to 15 of such plants. As a result, INA's relationship with Norconsult provides INA with the ability to offer its customers state-of-the-art knowledge for these types of projects while, at the same time, associating with local engineering companies in preparing bid documents for such projects. INA also offers services to infrastructure and irrigation projects, from the pre-construction stage through the commissioning of the project.

         Additionally, INA has the ability to erect small electro-mechanical systems. As a project manager for an installation, INA coordinates with a consortium of equipment manufacturers in the preparation and delivery of turnkey projects after a bid has been awarded. INA also provides local engineering support to its clients.

         Both E&A and INA believe they have built superior reputations in their specific areas of expertise, having been involved in the greater majority of all hydroelectric plants built in Chile since 1985, as well as other major electro-mechanical projects. A major part of the Company's expertise is its understanding of a customer's needs and its ability to offer its customers goods and services that deviate only to the extent that such deviations or substitutions make a bid more competitive. The Company believes that in order to be awarded a bid, a bidder needs to know the end user. The Company has obtained this knowledge by working with the major companies in Chile (both private and public) who request these bids.

Certain Major Representations (Exclusive)

NAME OF COMPANY             COUNTRY OF ORIGIN                   SECTOR

Consonni S.A                     Spain                 Energy and electricity
Kvaerner Turbin A.B.             Sweden                Mech. Equip. for energy
Norconsult Int. A.S              Norway                Engineering

Selected Special Sales Representations (Non-Exclusive)

NAME OF COMPANY             COUNTRY OF ORIGIN                 SECTOR

ABB-Air Preheater                   U.S.A.             Ventanas Power Plant
ABB-Sweden                          Sweden             Pangue
ABB-Switzerland                     Switzerland        Curillinque
ABB-Solyvent Ventec                 Spain              Various mines (Exxon)
AEG                                 Germany            Pangue
Babcock & Wilcox/Cranes Div         Spain              Cranes Ventanas Port
Babcock &Wilcox Espanola, S.A       Spain              Mejillones Power Plant
Boetticher &  Navarro  (BYNSA)      Spain              Tocopilla Cranes
Combustion Engineering              U.S.A.             Chuquicamata
G.E.C. Large Machines               U.K                Guardia Vieja
G.E.C.Mechanical Handling           U.K.               Cement,Storage,& Conveyor
Ingemas                             Spain              Ventanas Conveyor System
Mitsubishi Corp.                    Japan              San Isidro & Costanera
National Drying Machinery Co.       U.S.A.             Invertec
Siemens A.G                         Germany            Mejillones Th Power Plant
Loma Alta Hydroelectric             Germany            Mejillones Th Power Plant
Sumitomo Corp.                      Japan              Submarine Cables
Westinghouse Electric Co.           U.S.A.             Turbines/Edegel, Peru

WATER RELATED PROJECTS

Aguas y Ecologia S.A. and the Bayesa Project

         While Chile has made significant economic gains over the past 12 years in terms of foreign trade, the development of electrical utilities, the export of agricultural and related products and the efforts of the Chilean government to take actions concerning sanitary services and waste water treatment have been slow in developing. The first steps toward waste water treatment commenced in 1987 when the Ministry of Public Works called for bids to clean the Mapocho River Systems (which account for 30% of all the waste water in Santiago), however a number of political stalemates halted development in this area until 1993, which the Chilean government commenced privatization of the water utility industry.

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

         The Bayesa Project will terminate after 30 years of operation, at which time Bayesa anticipates that it will transfer the Bayesa Project to ESSAN for no consideration. The Company took the reversion of the Bayesa Project back to ESSAN into consideration when deciding to take an equity position in the Bayesa Project. The Company concluded that it was in the Company's best interest to invest in the Bayesa Project because of the potential profitability during the 30-year term of the contract.

PRIDESA

         In September 1997, the Company entered into an agreement with Pridesa, a medium size Spanish company engaged in developing waste water treatment and desalinization plants. Recently, under the terms of this agreement, the Company and Pridesa bid for the Antofagasta Desalting Plant in Chile. There can be no assurances that the Company will be successful in this bid.

NYSA

         Negociaciones y Servidumbre, S.A. ("NYSA"), a Chilean corporation, was organized to advise the largest private utilities and the Minister of Public Works of Chile in the acquisition of land easements from private owners in connection with the installation of electrical lines, piping systems and roads. NYSA, on behalf of these utilities, assists in determining the appropriate market value in order to purchase (rather than to expropriate) privately owned property, and typically undertakes all aspects of the acquisition (including legal matters). In 1998, the Company acquired a 50% equity interest in NYSA.

INGESIS

         In 1998, the Company acquired a 100% interest in Ingesis, S.A. ("Ingesis"). Ingesis is a computer software company located in Santiago, Chile that has developed a system that utilizes a digital signature generated by encrypting a logarithm on a computer chip, which has been approved by the Chilean Internal Revenue Service as a replacement for the current system of tracking and auditing the collection of value added taxes. In addition, the Company developed and improved a software program "Market" used for the management of sales and inventory for small to medium sized entities.

VINEDOS VALLE DEL ITATA S.A

         Vinedos Valle del Itata S.A. ("VVISA"), a Chilean corporation, was organized to produce wine from grapes originated in the area called "Valle del Itata" located approximately 400 kilometers south of Santiago. The initial capacity of the installation is estimated to be 1.5 million liters of wine and this capacity is expected to double within three years. The project is sponsored by "Fundacion Chile" which is a joint venture between International Telephone and Telegraph and the Chilean Government and was created to develop new industrial and agricultural ventures in Chile. The total investment by the joint venture in this project will be $2.5 million of which $1 million will be used for working capital. Banks and governmental institutions will either finance or guarantee 80% of these amounts. The Company currently owns a 31% share in VVISA.

VINA "BODEGAS GARCIA ERRAZURIZ"

         In November 1997, the Company purchased 670 acres near Chillan, Chile. During 1997, the Company commenced a program to plant 430 acres of vineyard. The Company intends to sell up to a 25% share of the vineyard, mainly to selected strategic partners and to certain of its employees and workers.

CONUSA: CONSONNI/ECESA

         In May 1997, Mr. Pedro P. Errazuriz, the Company's Chairman of the Board, acquired a 20% interest in Construcciones Electromecanicas Consonni S.A., a Spanish corporation that manufactures motor control centers and switchgear ("Consonni") and an interest in Equipos de Control Electrico S.A., a Spanish corporation and the international marketing and sales arm of Consonni ("ECESA", and collectively with Consonni, "Consonni/ECESA") from unrelated third parties, increasing his equity interest in Consonni/ECESA to 77%. Consonni/ECESA are Spanish corporations that market, manufacture, distribute and sell motor control centers and switchgear. In June and July 1997, the Company purchased an 11% equity interest in Consonni/ECESA for approximately $671,000 from unrelated third parties. Subsequently, during August 1997, Mr. Pedro P. Errazuriz and the Company jointly entered into a share exchange agreement with CONUSA, whereby the 88% interest of Consonni/ECESA was exchanged for 2,300,000 shares of CONUSA Common Stock (representing approximately a 76.7% interest in CONUSA).

         On June 30, 1999, the Company acquired 1,332,600 shares of common stock of CONUSA representing 50% of the issued and outstanding common stock of CONUSA from

Mr. Pedro P. Errazuriz, CONUSA's controlling shareholder. The Company acquired the CONUSA common stock in exchange for certain assets, including certain real property located in Chile, as well as the forgiveness of debt in the sum of approximately $125,000 due from Mr. Pedro P. Errazuriz.

         On February 29, 2000 the Company executed a plan of merger with CONUSA to acquire the remaining equity interest in CONUSA through a merger with a wholly owned subsidiary. Under the terms of the plan of merger, each outstanding share of the common stock of CONUSA, not owned by the Company will be converted into and exchanged for the equivalent of the common stock of the Company having a value of $2.00 per share, provided the following conditions are satisfied: (i) the holders of not more than 5% of the shares of common stock of CONUSA exercise their dissenters rights under the Florida Business Corporation Act; (ii) the value of the Company common stock to be exchanged for CONUSA common stock on the effective date of the merger shall be no less than $2.00 per share; and (iii) the shares of Company common stock to be exchanged for CONUSA common stock shall be registered on a Form S-4 Registration Statement declared effective by the Securities and Exchange Commission. As of November 13, 2000, the above conditions have not been satisfied and the merger has not been consummated. No assurances can be given that the merger will ever be consummated.

History

         Consonni/ECESA experienced significant operating losses through 1996, resulting in a substantial accumulated deficit. Under Spanish government regulations, a company is not allowed to operate with significant accumulated deficit without government intervention. As a result, in July 1996, the Spanish government under judicial orders placed Consonni/ECESA under administrative supervision whereby management was required to present a strategic plan with the intent to eliminate the supervision by demonstrating an ability to continue as a going concern. As part of its plan, Consonni/ECESA developed a strategy to eliminate a substantial amount of its debt and in particular, the amounts due to the Social Security Administration of Spain and other governmental agencies. This reduction of debt was approved.

         Consonni was incorporated on July 21st, 1972 to manufacture high quality electrical controls and substations in low and medium voltage. These products had an immediate acceptance in the market and the company grew beyond its financial capacity, up to a level of sales of approximately US$12 million a year (all figures of this report are subject to the fluctuation of the US$ to the Pesetas). With a very limited financing capacity, Consonni developed a substantial debt with the governmental institutions, namely the Basque Government, the Internal Revenue Service and others, which totaled, at the end of 1995, more than US$10 million, including interest.

         Consonni avoided immediate liability for the debt through the legal declaration of a stop of payment situation, which permitted the authorities to reduce the outstanding debt to half. Simultaneously, Consonni acquired a subsidiary, a trader called ECESA, with the intention of using in full the prestige and the sales capacity of Consonni to sell other products and increase revenues.

         Consonni manufactures control equipment of a very high standard, all of them explosion proof and certified ISO 9001. They are accepted by all major international manufacturers, like ABB, Kvaerner A.S., Babcock Wilcox, etc., as equivalent or better than the ones that such manufacturers produce, while less expensive. Often, Consonni will include their products in the big turnkey packages presented to different customers in order to reduce their total offering price and present a more competitive bid.

         Consonni, with its productive engineering department, also has the unique capacity of producing custom made equipment to satisfy difficult requirements in specific cases and to produce retrofits, generally unavailable from the larger companies. Consonni also intends to use the design and supervision capacity to manufacture a portion of the equipment outdoors as a partial outsourcing directed to less expensive little shops.

         The main customers of Consonni are: (i) the main utilities (Endesa and Iberdrola in Spain, Endesa and Gener of Chile, Edegel of Peru, Dock Sud of the Perez Companc Group in Argentina, etc.); (ii) the large equipment manufacturers like Siemens, ABB, Kvaerner, Escher Wyss-Sulzer, etc.; (iii) oil and chemical companies like REPSOL, ENAP, Petronor, Martorell and other top chemical and petrochemical industries in Spain.

         Consonni reported revenues of just below US$10 million in 1999 and has approximately 100 employees. In February 2000 Consonni opened a manufacturing facility in Lima, Peru in partnership with Elecin, a major manufacturer of electrical equipment. This joint venture will be directed at serving the large multimillion-dollar market demand for control equipment in Latin America.

ARRIETA S.A.

         The Company has recently signed a letter of intent to acquire a majority interest in Arrieta S.A. ("Arrieta"), a major manufacturer of automotive parts and components based in Basque Country, Spain, which reported fiscal 1999 revenues of approximately US$12 million. Arrieta S.A.'s major customers are Bosch, Hella, Valeso, Tenneco, and Delphi, a division of General Motors. The Company proposes to invest US$2 million in Arrieta in return for a majority equity position, with such funds to be used to pay down certain debt and expand Arrieta international manufacturing facilities in order to meet the growing demand for Arrieta's products. The transaction is contingent upon the signing of a definitive agreement, which is expected to occur in late 2000 as well as a reduction of debt owed by Arrieta to certain governmental authorities. The Company intends to create a sole operating and manufacturing facility in Spain utilizing the synergies between Arrieta and Consonni S.A. operations, which will address rapidly growing international market opportunities. The combined groups will have a total annual projected sales in Spain and Europe of approximately US$24 million a year and will have approximately 200 employees. The Company is currently conducting a due diligence review of Arrieta.

MARKETING AND SALES

         The Company's marketing and sales efforts are currently undertaken by management, the Company's in-house engineers and other technical employees. A substantial amount of the Company's marketing is accomplished by word of mouth, personal contact, leads, and solicitation. The Company also uses written marketing materials, including brochures, and does limited advertising in trade journals and publications in Chile. No assurances can be given that this acquisition will ever be consummated.

COMPETITION

         The Company believes that each aspect of its business is competitive and that competition is based not only on price but also on quality of service. The Company's competitors include a number of international companies with local offices in Santiago, Chile. A number of the Company's competitors are better capitalized, have more experienced management and may have greater access to resources. While these larger competitors may bid on the same projects as the Company, and although there can be no assurances that the offers will be competitive, the Company believes that it has and will continue to participate effectively in the bid process. To the Company's knowledge, the majority of its competitors rely on the engineering expertise of local subcontractors (such as the Company) or on engineering companies located abroad.

         The Company believes that Consonni/ECESA holds a 16.6% market share in Spain. The primary competitors are Abengoa S.A., MESA S.A. (a Spanish subsidiary of Schneider S.A. of France), and CIMI S.A. (a subsidiary of Dragados y Construcciones S.A.), as well as a number of smaller competitors.

GOVERNMENT REGULATIONS

         The Company's business is subject to the full range of governmental regulation and supervision generally applicable to companies engaged in business in Chile and Spain, including labor laws, social security laws, public health, environmental laws, securities laws and anti-trust laws.

FOREIGN INVESTMENT LAWS AND REGULATIONS

         The Chilean Constitution establishes that any Chilean or foreigner may freely develop any activity in Chile so long as the activity in Chile does not contravene existing laws dealing with public morals, public safety or national security and follows the laws that regulate such activity. It also establishes the principle of non-discrimination, thus guaranteeing foreign investors equal protection under Chilean law. Additionally, Chilean law prohibits any discretionary acts by the Chilean government or other entities against the rights of persons or property in derogation of this principle. Foreign investors may transfer capital and net profits abroad. There are no exchange control regulations which restrict the repatriation of the investment or earnings except that the remittance of capital may take place starting a year after the date the funds were brought into the country, but net profits can be remitted at any time, after deduction of applicable withholding income taxes. Therefore, equity investments in Chile by persons who are not Chilean residents follow the same rules as investments made by Chilean citizens.

         These principles are the basis for the Chilean regulation, DL 600. Based on DL 600, the foreign investor and the government sign a legally binding investment contract which may only be modified by mutual consent. The contract sets forth the current tax and foreign exchange laws as each relates to the specific investments by that investor in Chile. Thus, the investor is protected against any subsequent changes in the law which could adversely affect the investor or his investments in Chile. Although the Chilean Government has been successful in keeping this principle in place for the last 24 years, and there is no example of a unilateral breach of an investment contract by the Government, there can be no assurances that a breach by the Government will not occur in the future or that it would not adversely affect the rights of the Company to do business in Chile. Moreover, while there has been no precedent that political changes had determined changes in these rules, no assurances can be made that such changes will not occur in the future.

FOREIGN CORRUPT PRACTICES ACT

         Substantially all of the Company's operations are transacted in South America and through Consonni in Spain. To the extent that the Company conducts operations and sells its products outside the U.S., the Company is subject to the Foreign Corrupt Practices Act which makes it unlawful for any issuer to pay or offer to pay any money or anything of value to any foreign official, foreign political party or official thereof or any candidate for foreign political office ("Foreign Officials") or any person with knowledge that all or a portion of such money or thing of value will be offered, given, or promised, directly or indirectly, to any Foreign Official.

         The Company has not made any offers, payments, promises to pay, or authorization of any money or anything of value to any Foreign Official and has implemented a policy to be followed by its officers, directors, employees and anyone acting on its behalf, that no such payments can or will be made. The Company has made all employees cognizant of the need for compliance with the Foreign Corrupt Practices Act and any violation of the Company policy will result in dismissal. Further, the Company conducts periodic reviews of this policy with all employees to ensure full compliance.

EMPLOYEES

         As of December 31, 1999, the Company, exclusive of Consonni, employed 43 full-time employees, eight of whom are managers/engineers and 35 of whom are administrative or workers. Consonni has approximately 100 employees. Employees of the Company and Consonni are not represented by labor unions. The Company considers its relationship with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

Facilities

The Company leases approximately 4,300 square feet of office in Santiago, Chile. The lease commenced on November 1, 1997 and will terminate on October 30, 2005. Monthly rental payments were approximately $6,700 and $9,100 during 1999 and 1998, respectively. Rent expense for the years ended December 31, 1999 and 1998 totaled approximately $80,000 and $107,000, respectively.

         Future minimum rental payments under the lease are as follows:

               Year Ending                        Annual
              December 31,                       Payments
              ------------                      -----------
                  2000                          $    80,400
                  2001                               80,400
                  2002                               80,400
                  2003                               80,400
                  2004                               80,400
                  2005 and thereafter                40,200
                                                -----------
                                                $   442,200

         The Company leases a common space in Miami, Florida at a monthly rate of $900. The lease commenced on June, 2000 and will terminate on June, 2001.

         In November 1997, the Company purchased 670 acres near Chillan, Chile. See Investments in Companies - Vina "Bodegas Garcia Errazuriz".

ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any pending legal proceeding, the resolution of which the management of the Company believes would have a material adverse effect on the Company's results of operations or financial condition, nor to any other pending legal proceedings other than ordinary, routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Following the Company's initial public offering of its common stock, par value $.0001 ("Common Stock"), and redeemable common stock purchase warrants ("Warrants") on October 29, 1996, the Company's Common Stock and Warrants were traded principally on the National Association of Security Dealers Automatic Quotation - Small Cap Market System under the symbols "ADCC" and "ADCCW", respectively. On March 15, 2000, the Nasdaq Listing Qualifications Panel delisted the Company's securities from the Nasdaq SmallCap Market. The securities were then listed on the over-the-counter Bulletin Board until May 15, 2000. On May 15, 2000, the securities were delisted from the over-the-counter Bulletin Board and the securities currently are listed on the "pink sheets."

         The following table sets forth the high and low bid quotations for the Common Stock and Warrants for the periods indicated, as reported by NASDAQ. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

                              Common Stock               Warrants
                             --------------         ------------------
    Period                   High       Low         High(1)     Low(1)
    ------                   ----       ---         -------     ------
Quarter ended on:
March 31, 1998               5-3/4      4-1/8       1-2/3        7/8
June 30, 1998                4-7/8        3         1-3/16       9/16
September 30, 1998           4-1/4      2-7/8      1-10/29       3/8
December 31, 1998              4        2-7/8         1          1/4
March 31, 1999               2-7/8      1-1/2         9/16       3/16
June 30, 1999                1-6/16     1-1/32        5/16       5/32
September 30, 1999           1-5/16       3/4         3/16       1/16
December 31, 1999            1-1/2        6/16        5/16       1/32

         On December 31, 1999, the closing bid price for the Common Stock was 1-7/16, and for the Warrants was 1/16.

         In 1997, the Company declared dividends of $.10 per share which approximated $282,000. In December 1997, the Company paid $137,000 of the $282,000. The balance was paid on January 31, 1998. Also during 1998, the Company declared dividends of $.20 per share to be paid in four installments on dates to be determined by the Board of Directors of the Company. During July 1999, the first installment was paid ($.05 per share) and the balance is pending.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

         Management's Discussion and Analysis contains various "forward looking statements" within the meaning of the Securities Act of 1933, as amended, the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act 1995. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may", "expect", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology.

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

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included in Part II, Item 7 of this Report.

Results of Operations (1999 compared to 1998)

Gross Revenues, Costs of Operations and Gross Profit

Gross revenues. Gross revenues increased from $2,630,429 in 1998 to $4,607,538 in 1999, an increase of $1,977,109 or 75%. However, the Core Business Gross Revenues were reduced from $2,630,429 to $ 617,159 (a decrease of 76.5%). This significant decrease in Core Business Gross Revenues was due to the decline in the number energy projects in Latin America during 1999. The increase in gross revenues is due to the impact of the manufacturing facility in Spain (Consonni), which produces revenues of between approximately $600,000 to $700.000 per month.

Cost of Operations. Cost of Operations increased from $727,022 in 1998 to $3,240,902 in 1999, an increase of $2,513,880 or 346%. This increase comes primarily from Consonni operational costs (Core Business cost of Operations was only $476,219, or a decrease of 34.5%) and is directly related to the increase in gross revenue from products sales.

Selling and Administrative Expenses, Incomes from Operations and Other Income (Expenses)

Selling and Administrative Expenses. Selling and Administrative Expenses increased from $1,170,042 in 1998 to $2,002,628 in 1999, an increase of $832,586 or 71%. This increase is a
result of the increased expenses of the operation of Consonni. Selling and Administration Expenses in the Core Business was $834,905, a decrease of $334,137 or 29%, while the Consonni operations accounted for the $1,167,723 in extra costs.

Income from Operations. Income from Operations decreased from $733,365 in 1998 to a loss of $635,992, primarily from losses generated by the Core Business; an operational profit of $58,063 was generated by Consonni.

Other Income (Expenses). Other Income (Expenses) decreased from $71,771 in 1998 to a loss of $2,215,452. See "Profit (Losses) Origin" below.

Profit (losses) Origin

Of the total losses of the year, amounting to $2,961,591, the losses arising from the Core Business were $2,700,370, of which $694,055 were operational losses and $289,898 attributable to expenses for auditing, legal fees, public relations, etc. The remaining losses from the Core Business, totaling $1,760,260, are the result of a write-off of approximately $950,000 in uncollectable amounts, including accounts receivables from certain long term projects, as well as the write-off of certain acquisition costs and other deferred charges. The losses of Consonni come mainly from the amortization and depreciation of the factory and equipment.

Net Income and Income Tax. Income taxes decreased from $124,214 in 1998 to $13,412 in 1999, as a consequence of the lower level of Income before Taxes, decreasing from $805,136 in 1998 to a loss of $2,851,444 in 1999. Net Income decreased from $635,360 for 1998 to a loss of $2,961,591 in 1999, as a result of the decrease in revenues and the write down, depreciation and amortization set forth above.

Liquidity and Capital Resources -

         The Company has financed its operations and other working capital requirements principally from operating cash flow.

Current Assets

Cash and Short Term Investments. As of December 31, 1999, the Company had $125,163 in cash as compared to $65,036 as of December 31, 1998, an increase of $60,127. As of December 31, 1999, the Company had $145,794 in short-term investments as compared to $23,483 as of December 31, 1998, an increase of $122,311.

Accounts receivable. Accounts receivable increased from $2,176,462 at December 31, 1998 to $4,243,673 at December 31, 1999. This was due to the increase in revenues during 1999 and the addition of Consonni receivables.

Inventory and other current assets. As of December 31, 1999, the Company had $923,393 in inventory as compared to none as of December 31, 1998, an increase of $923,393, due to the acquisition of CONUSA. As of December 31, 1999, the Company had $305,859 in other assets as compared to $230,218 as of December 31, 1998, an increase of $75,641.

Total Current Assets. As of December 31, 1999, the Company had $5,743,882 in total assets as compared to $2,495,199 as of December 31, 1998, an increase of $3,248,683. This was primarily due to the acquisition of CONUSA during 1999.

Property, plant and equipment. Property, plant and equipment increased from $1,689,410 at December 31, 1998 to $3,362,741 at December 31, 1999, an increase of $1,673,331, primarily due to the addition of the assets of Consonni.

Other assets. Other assets have decreased from $6,304,267 at December 31, 1998 to $4,890,084 at December 31, 1999, a decrease of $1,414,183. This decrease corresponds to decrease in investments in subsidiaries in 1999 and a sale of certain long term assets.

Liabilities

Current liabilities. Current liabilities increased from $1,297,744 at December 31, 1998 to $4,695,542 at December 31, 1999, an increase of $3,677,798 as a result of the consolidation of the liabilities of CONUSA, which amounted to $3,617,525.

Long-term liabilities. Long-term liabilities increased from $618,656 at December 31, 1998 to 3,037,940 at December 31, 1999, an increase of $2,419,284. This increase is due to the consolidation of the debt of Consonni (consolidated in CONUSA) with the government entities in Spain.

The Company anticipates that its cash requirements will continue to increase as it continues to expend substantial resources to build its infrastructure, develop its modified business plan establish its sales and marketing, network operations, customer support and administrative organizations. The Company currently anticipates that its available cash resources and cash generated from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next twelve months. As of December 31, 1999, there were no commitments for long term capital expenditures. If the Company is unable to maintain profitability, or seeks further expansion, additional funding will become necessary. No assurances can be given that either equity or debt financing will be available.

Results of Operations (1998 compared to 1997)

Gross Revenues, Costs of Operations and Gross Profit

Gross revenues. Gross revenues decreased from $3,879,062 in 1997 to $2,630.429 in 1998, a decrease of $1,248,633 or 32%. This decrease in gross revenues was due to the postponement of a number of projects scheduled to commence from 1998 to 1999.

Cost of Operations. Cost of Operations decreased from $1,773,165 in 1997 to $727,022 in 1998, a decrease of $1,046,143 or 59%. This decrease was directly related to the decrease in gross revenues. In addition, the Company decreased its usage of outside consulting services and has increased its utilization of Company personnel. The gross profit margin increased in relation to the decrease in revenues and cost of operations.

Selling and Administrative Expenses, Incomes from Operations and Other Income (Expenses)

Selling and Administrative Expenses. Selling and Administrative Expenses increased from $1,053,221 in 1997 to $1,170,042 in 1998, an increase of $116,821 or 11%. This increase was due to increased marketing costs in an attempt to improve revenues and an increase in fixed costs related to the acquisition of new investments. Income from Operations. Income from Operations, decreased from $1,052,676 in 1997 to $733,365 in 1998, a decrease of $319,311 or 30%.

Other Income (Expenses). Other Income (Expenses) increased from $27,364 in 1997 to $71,771 in 1998, which was due to the equity in earnings from unconsolidated subsidiaries acquired during 1998.

Net Income and Income Tax. Income taxes decreased from $142,137 to $124,214 as a consequence of the lower level of Income before Taxes, decreasing from $1,080,040 to $805,136. Net Income decreased from $937,903 for 1997 to $635,360 for 1998, a decrease of 32% as a result of the decrease in revenues.

Liquidity and Capital Resources

Accounts receivable. Accounts receivable decreased from $3,205,385 at December 31, 1997 to $2,176,462 at December 31, 1998. This was due to the decrease in revenues during 1998 and the Company's efforts on collecting prior year receivables.

Property, plant and equipment. Property, plant and equipment increased from $672,875 at December 31, 1997 to $1,689,410 at December 31, 1998, primarily due to the acquisition of a vineyard in Chile.

Other assets. Other assets increased from $5,957,585 at December 31, 1997 to $6,304,267 at December 31, 1998. This increase corresponds to increased investments in subsidiaries in 1998.

Current liabilities. Current liabilities decreased from $1,844,578 at December 30, 1997 to $1,297,744 at December 31, 1998, as a result of payments on lines of credit, accounts payable and income taxes due to increased reductions in accounts receivable.

Long-term liabilities. Long-term liabilities increased from $206,071 at December 31, 1997 to $618,656 at December 31, 1998. This increase was due to the mortgage financing assumed with the purchase of the vineyard.

Working capital. Working capital decreased from approximately $2,332,000 in 1997 to $1,200,000 in 1998. This reduction in working capital is reflected in the Company's philosophy to expand its operations in other areas outside the core business; to provide more stable earnings and cash flow in the future. As a result, expenses related to the non-core segments have been made with the intent of taking pressure off the core business and providing a smoother revenue process throughout the year.

ITEM 7. FINANCIAL STATEMENTS

See "Index to Financial Statements" for a description of the financial statements included in this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On March 7, 2000, the Company engaged PricewaterhouseCoopers to act as the Company's independent certified public accountant. PricewaterhouseCoopers replaced Spear, Safer, Harmon & Co. There have been no disagreements with Spear, Safer, Harmon & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

         On June 13, 2000, the Company engaged Spear, Safer, Harmon & Co., to act as the Company's independent certified public accountant. Spear, Safer, Harmon & Co. replaced PricewaterhouseCoopers. There were no Auditors Reports on the financial statements for the Company prepared by PricewaterhouseCoopers and there was no adverse opinion or a disclaimer of opinion. There have been no disagreements with PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

The directors and executive officers are as follows:

       NAME                    AGE                POSITION
       ----                    ---                --------
Pedro Pablo Errazuriz          64          Chairman of the Board, Chief
                                           Executive Officer
Jose Luis Yrarrazaval          61          Vice Chairman of the board/Chief
                                           Financial Officer/Secretary Director
Alberto Coddou                 62          Director
Sergio Jimenez                 64          Director
Claude Mermier                 65          Director

PEDRO PABLO ERRAZURIZ has served as Chief Executive Officer and Chairman of the Board of Directors of the Company since October 19, 1994, and its President since January 11, 1995. He has also served as the President and sole Director of Andean Export Corporation since February 9, 1995, and as Director of Andean Engineering & Finance Corp. since its inception in July 1997. Mr. Errazuriz has also served as Chairman of the Board of Directors of Kvaerner Chile S.A., a subsidiary of Kvaerner A.S., a Norwegian-based manufacturer of electrical and mechanical equipment) since 1992 and as the exclusive agent for Kvaerner Turbin A.B. (Sweden) since 1994. Since 1986, Mr. Errazuriz has acted as an exclusive agent in Chile for Norconsult. Mr. Errazuriz received an engineering degree from the Catholic University of Chile in 1959.

JOSE LUIS YRARRAZAVAL has been a member of the Board of Directors of the Company since March 20, 1995 and has served as Chief Financial Officer from March 20, 1995. In January, 1998, he was appointed Vice Chairman of the Board of Directors of the Company. He also has served as Executive Vice President and a Director of INA and E&A since March 20, 1995. Between November 1993 and October 1997, Mr. Yrarrazaval served as the General Manager of both E&A and INA, which responsibilities included all financial matters and personnel management.

ALBERTO CODDOU has served as a member of the Board of Directors of the Company since March 20, 1995, and as a member of the Board of Directors of E&A since March 20, 1995. Mr. Coddou has been a partner with the law firm of Figueroa & Coddou in Santiago, Chile since 1965. He has also been an Assistant Professor of Law at the University of Chile, School of Law from 1959 through 1982. In May 1995, Mr. Coddou was appointed Chairman of the Board of

Directors and Legal Representative of Consorio Periodistico de Chile S.A., the owners and editors of a Chilean newspaper called La Epoca.

SERGIO JIMENEZ has served on the Board of Directors of the Company since March 20, 1995. Through June 1997 he was the President of the Santiago Water and Sewage Company "EMOS". In June 1995, Mr. Jimenez was appointed as a member of the Board of Directors of ENAP (Empresa Nacional del Petroleo), the Chilean oil company owned by the government. Mr. Jimenez is also a partner and Managing Director of Consultora Jimenez y Zanartu Limitada, which consults on engineering projects for segments of the Chilean government related to public works. Mr. Jimenez is a civil engineer, having received his degree from the University of Chile, in Santiago and has a post graduate degree in Project Evaluation from the University of Chile.

CLAUDE MERMIER has served on the Board of Directors of the Company since March 20, 1995. Mr. Mermier has served as the Chairman of the Board of Directors of INA since March 20, 1995. Mr. Mermier has also served as Chairman of Igenor Ingenierie & Gestion S.A., a principal shareholder of the Company, since its inception in March 1992.

BOARD OF DIRECTORS

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

COMMITTEES OF THE BOARD OF DIRECTORS

         The Company has five committees: the Audit Committee, Compensation and Investment Committee, Nominating Committee, Employee Stock Option Committee, and the Directors Stock Option Committee. As of December 31, 1999, the members of these committees consisted of Jose Luis Yrarrazaval, Alberto Coddou and Sergio Jimenez. Messrs. Coddou and Jimenez are considered by the Company to be independent directors.

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

         During the year ended December 31, 1999, the Company's Board of Directors held four meetings. All of the directors attended this meeting. During the year ended December 31, 1999 the Investment and the Compensation Committee met two times. The functions of the other committees were performed by the entire Board of Directors during 1999.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company directors and executive officers, and persons who own more than ten percent (10%) of the Company's outstanding Common Stock, file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by the Commission to furnish the Company with copies of all such reports they file. The Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representation, as of December 31, 1999, all of the Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners have been satisfied.

ITEM 10. EXECUTIVE COMPENSATION AND EMPLOYMENT AGREEMENTS

         The following table sets forth compensation awarded to, earned by or paid to the Company's Chief Executive Officer.

                           SUMMARY COMPENSATION TABLE

                                                                          OTHER ANNUAL
NAME AND PRINCIPAL POSITION             YEAR     SALARY        BONUS      COMPENSATION
---------------------------            ------  -----------   ----------   -------------
Pedro P. Errazuriz                      1999   $      0.00   $     0.00   $     0.00
    President Chief Executive Officer   1998   $      0.00   $     0.00   $     0.00
    Chairman                            1997   $   178,130   $   70,705   $   20,000(1)

(1)      This is allocated to an annual automobile allowance.

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

         No options have been issued under either plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 1999, the number of shares of Common Stock which were owned beneficially by (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group. As of December 31, 1999, there were 2,820,100 shares issued and outstanding.

                                                        AMOUNT AND
                                                         NATURE OF
                                                        BENEFICIAL     PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                OWNERSHIP(2)  OF CLASS(3)
-----------------------------------------------         ---------      --------
Alberto Coddou(4) ..................................            0          0%
Pedro P. Errazuriz(5)(8) ...........................      926,500       32.9%
Sergio Jimenez .....................................            0          0%
Claude Mermier(6) ..................................        2,250           *
Jose Luis Yrarrazaval ..............................       11,450           *

All directors and executive officers as a group
  (6 persons) ......................................      940,200       33.3%
Igenor, Ingenierie et Gestion, S. A.(7) ............      900,000       31.9%
Errazuriz y Asociados Arquitectos, Limitada(8) .....      525,000       18.6%
Berta Dominguez(7)(9) ..............................    1,425,000       50.5%

---------------------
* Less than one percent.

(1) Unless otherwise indicated, the address of each beneficial owner is Avenida Americo Vespucio Sur #100, Piso 16, Las Condes Santiago, Chile.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof.

(3)      Based on 2,820,100 shares issued and outstanding as of the date hereof.

(4)      Mr. Coddou's address is Santa Lucia 280-OF.12, Santiago, Chile.

(5) Includes 900,000 shares of Common Stock owned by Igenor, Ingenierie et Gestion, S.A., a Swiss corporation ("Igenor") of which Mr. Pedro P. Errazuriz owns 50% the outstanding capital stock. Also includes 26,500 shares of Common Stock owned directly by Mr. Pedro P. Errazuriz.

(6) Mr. Mermier owns a 0.25% interest in Igenor. Mr. Mermier's address is c/o Etude Montavan-Mermier, 22, rue Etienne Dumont, 1211 Geneve 3, Switzerland.

(7) The principal shareholders of Igenor are Mr. Pedro P. Errazuriz (50%), the Chairman of the Company's Board of Directors; Mrs. Berta Dominguez (49.25%), the wife of Mr. Pedro P. Errazuriz; Mr. Pedro Pablo Errazuriz Dominguez, a son of Mr. Pedro P. Errazuriz and Mrs. Berta Dominguez (0.25%); Mr. Claude Mermier (0.25%), a director of the Company; and Pierre Yves Montavon (0.25%), an unrelated third party. The address for this company is c/o Etude Montavan-Mermier, 22, rue Etienne Dumont, 1211 Geneve 3, Switzerland.

(8) Errazuriz y Asociados Arquitectos, Limitada, is a Chilean limited partnership. The partners of this entity are Mrs. Berta Dominguez, who owns a 58% interest, and the six children of Mr. Pedro P. Errazuriz and Mrs. Berta Dominguez, who each own a 7% interest and who are (i) Pedro Pablo Errazuriz Dominguez, (ii) Berta Errazuriz Dominguez, (iii) Magdalena Errazuriz Dominguez, (iv) Juan Andres Errazuriz Dominguez,
         (v) Felipe Errazuriz Dominguez, and (vi) Arturo Errazuriz Dominguez. The terms of the partnership agreement provide that any four partners, acting in concert, have the authority to manage the partnership, which includes the right to purchase and sell securities of other entities. The partners have appointed Mr. Pedro Pablo Errazuriz as the General Manger of the partnership. In his capacity, Mr. Pedro Pablo Errazuriz has the authority to take certain actions on behalf of the partnership, including, when acting together with one other partner, to purchase and sell securities of other entities.

(9) Consists of 900,000 shares of Common Stock owned by Igenor, of which Mrs. Berta Dominguez owns 49.25% of the outstanding capital stock and 525,000 shares of Common Stock owned by Errazuriz y Asociados Arquitectos Limitada of which Mrs. Berta Dominguez, owns a 58% interest. Mrs. Berta Dominguez is the wife of Mr. Pedro P. Errazuriz, the Company's Chairman of the Board of Directors.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions Between the Company and its Officers, Directors and Affiliates

         The Company holds a note receivable from Mr. Errazuriz, the Company's Chairman of the Board. The original note balance amounted to $606,031 payable in four annual installments with interest at 8-1/2% per year beginning January 15, 1998. As of December 31, 1999, the balance amounted to approximately $214,000 (including interest).

         Income received from entities affiliated with Mr. Errazuriz for consulting services totaled $945,680 for the year ended December 31, 1998. In addition, fees charged to the Company for consulting services performed by Mr. Errazuriz and his immediate family totaled $71,062, for the year ended December 31, 1998. There was no income received from or funds paid to these affiliated entities during 1999.

         On June 30, 1999, the Company acquired 1,332,600 shares of common stock of CONUSA, representing 50% of the issued and outstanding common stock of CONUSA, from Mr. Errazuriz, CONUSA's controlling shareholder. The Company acquired the CONUSA common stock in exchange for certain assets, including certain real property located in Chile, as well as the forgiveness of debt in the sum of approximately $125,000 due from Mr. Errazuriz.

         All transactions between the Company and its officers, shareholders and each of their affiliated companies have been made on terms no less favorable to the Company than those available from unaffiliated parties.

ITEM  13.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a)      Exhibits

3.1      Company's Amended and Restated Articles of Incorporation(1)
3.2      Company's Revised Amended and Restated Bylaws(1)
4.1      Form of Warrant Agreement together with the form of Warrant
         Certificate(1)
4.1(a) Revised Form of Warrant Agreement together with the form of Warrant Certificate(1)
4.2 Revised Form of Representatives' Warrant Agreement together with the revised Form of Representatives' Purchase Warrant Certificate(1)
4.2(a) Form of Representatives Warrant and Registration Rights Agreement together with the revised Form of Representatives' Purchase Warrant Certificate(1)
4.2(b) Revised Form of Representative's Warrant Agreement together with the revised Form of Representative's Purchase Warrant Certificate(1)
4.3      Specimen of Common Stock Certificate.(1)
4.4 Specimen of Warrant Certificate (to be included in the revised Form of Warrant Agreement in Exhibit 4.1(a) (1)
4.4(b) Specimen of Warrant Certificate (to be included in the revised Form of Warrant Agreement in Exhibit 4.2(b)) (1)
10.1     Stock Option Plan(1)
10.1(a)  Revised Stock Option Plan(1)
10.2     Directors Stock Option Plan(1)
10.2(a)  Revised Directors Stock Option Plan(1)
10.4 Agreement between ESSAN and Bayesa for the Final Disposal of the Antofagasta Sewage (New translation with Appendices No. 1-5 but without maps)(1)
10.19 Letter from Westinghouse Electric Corporation to the Company, dated July 31, 1995.(1)
10.19(a) Special Sales Representative Agreement between Westinghouse Electric
         Company S.A. and Errazuriz Y Asociados Ingenieros S.A.(1)
10.20 Credit Line Agreement between Bayesa and Banco Security, dated July 19, 1995.(1)
21       Subsidiaries of Registrant(1)
23.1     Consent of Independent Auditors(2)
27       Financial Data Schedule(2)

(1) Incorporated by reference from the Registrant's Registration Statement, as amended, on Form SB-2 filed with the Securities and Exchange Commission and declared effective on October 29, 1996.
(2)      Filed herewith

(b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the fourth quarter of the year ended December 31, 1999

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Andean Development Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Andean Development Corporation


         By: /S/ Pedro P. Errazuriz
            -----------------------------
            Pedro P. Errazuriz, President,
            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: November 13, 2000           By: /S/ Pedro P. Errazuriz
                                      ------------------------------------------
                                      Pedro P. Errazuriz, President, Chief
                                      Executive Officer and Chairman of the
                                      Board of Directors (Principal executive
                                      officer)

Dated: November 13, 2000           By: /S/ Jose Luis Yrarrazaval
                                      ------------------------------------------
                                      Jose Luis Yrarrazaval, Chief Financial
                                      Officer, Secretary and Director (Principal
                                      financial and accounting officer)

Dated: November 13, 2000           By: /S/ Alberto Coddou
                                      ------------------------------------------
                                      Alberto Coddou, Director

Dated: November 13, 2000           By: /S/ Alberto Coddou
                                      ------------------------------------------
                                      Alberto Coddou, Director

Dated: November 13, 2000           By: /S/ Sergio Jimenez
                                      ------------------------------------------
                                      Sergio Jimenez, Director

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998





                                                                Page
                                                                ----

Independent Auditors' Report.....................................F-2

Consolidated Balance Sheets......................................F-3

Consolidated Statements of Operations............................F-5

Consolidated Statements of Shareholders' Equity..................F-6

Consolidated Statements of Cash Flows............................F-7

Notes to Consolidated Financial Statements.......................F-9

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Andean Development Corporation and Subsidiaries
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Andean Development Corporation and Subsidiaries (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Andean Development Corporation and Subsidiaries as of December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Miami, Florida
August 9, 2000

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1999 and 1998



                                   A S S E T S

                                                                                      1999                       1998
                                                                                ----------------           ----------------
Current Assets:
   Cash                                                                         $        125,163           $         65,036
   Short-term investments                                                                145,794                     23,483
   Accounts receivable                                                                 4,243,673                  2,176,462
   Inventory                                                                             923,393                         -
   Other current assets                                                                  305,859                    230,218
                                                                                ----------------           ----------------

         Total Current Assets                                                          5,743,882                  2,495,199
                                                                                ----------------           ----------------

Property, Plant and Equipment, net                                                     3,362,741                  1,689,410
                                                                                ----------------           ----------------

Other Assets:
   Real estate held for investment                                                        96,872                  1,147,389
   Goodwill                                                                            2,631,359                         -
   Due from related parties                                                              197,183                    875,550
   Note receivable from related party                                                    213,750                    531,793
   Note receivable - other                                                               890,000                  1,411,900
   Investment in unconsolidated
     subsidiaries                                                                        392,435                  1,772,569
   Deferred charges                                                                      138,984                    482,934
   Deposits and other                                                                    329,501                     82,132
                                                                                ----------------           ----------------

                                                                                       4,890,084                  6,304,267
                                                                                ----------------           ----------------

                                                                                $     13,996,707           $     10,488,876
                                                                                ================           ================

The accompanying notes are an integral part of these financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                           December 31, 1999 and 1998


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                            1999                    1998
                                                                                    ----------------          ----------------
Current Liabilities:
   Obligations with banks                                                           $        441,553          $        157,659
   Current portion of long-term debt                                                         603,628                    57,223
   Accounts payable                                                                        1,843,189                   181,293
   Due to related parties                                                                    114,304                   138,751
   Current portion of due to public entities                                                 760,881                        -
   Income taxes payable                                                                        8,610                   117,525
   Accrued expenses and withholdings                                                         223,924                    57,319
   Current portion of staff severance
     indemnities                                                                              34,946                    23,954
   Dividends payable                                                                         423,018                   564,020
   Deferred revenue                                                                          511,489                        -
                                                                                    ----------------          ----------------

         Total Current Liabilities                                                         4,965,542                 1,297,744
                                                                                    ----------------          ----------------

Long-Term Liabilities:
   Long-term debt, excluding current portion                                                 404,846                   553,563
   Staff severance indemnities, excluding
     current portion                                                                          66,685                    65,093
   Due to public entities                                                                  2,566,409                        -
                                                                                    ----------------          ----------------
                                                                                           3,037,940                   618,656
                                                                                    ----------------          ----------------

Minority interest                                                                            540,442                    62,500
                                                                                    ----------------          ----------------

Shareholders' Equity:
   Preferred stock, $.0001 par value, 5,000,000
    shares authorized, no shares issued and
    outstanding                                                                                    -                        -
   Common stock, $.0001 par value, 20,000,000
    shares authorized, 2,820,100 shares issued
    and outstanding                                                                              282                       282
   Additional paid-in capital                                                              5,724,320                 5,724,320
   Retained earnings (accumulated deficit)                                                   (36,268)                2,925,323
   Cumulative translation adjustment                                                        (235,551)                 (139,949)
                                                                                    ----------------          ----------------

         Total Shareholders' Equity                                                        5,452,783                 8,509,976
                                                                                    ----------------          ----------------

                                                                                    $     13,996,707          $     10,488,876
                                                                                    ================          ================

The accompanying notes are an integral part of these financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                     Years Ended December 31, 1999 and 1998



                                                                                        1999                       1998
                                                                                  ----------------           ----------------
Revenues                                                                        $      4,607,538           $      2,630,429
Cost of Operations                                                                     3,240,902                    727,022
                                                                                ----------------           ----------------

Gross Profit                                                                           1,366,636                  1,903,407

Selling and Administrative Expenses                                                    2,002,628                  1,170,042
                                                                                ----------------           ----------------

                                                                                        (635,992)                   733,365
                                                                                ----------------           ----------------

Other Income (Expenses):
   Interest income                                                                        97,175                    143,402
   Interest expense                                                                     (178,152)                  (107,488)
   Equity in earnings from unconsolidated
    subsidiaries                                                                          60,092                    157,545
   Other income                                                                          178,686                     62,591
   Provision for uncollectible accounts                                                 (955,417)                        -
   Depreciation and amortization                                                      (1,417,836)                  (184,279)
                                                                                ----------------           ----------------
                                                                                      (2,215,452)                    71,771
                                                                                ----------------           ----------------

(Loss) Income Before Income Taxes and
  Minority Interest                                                                   (2,851,444)                   805,136

Income Taxes                                                                              13,412                    124,214
                                                                                ----------------           ----------------

(Loss) Income Before Minority Interest                                                (2,864,856)                   680,922

Minority Interest                                                                         96,735                     45,292
                                                                                ----------------           ----------------

Net (Loss) Income                                                                     (2,961,591)                   635,360

Other Comprehensive Income:
   Cumulative Translation Adjustment                                                     (95,602)                    35,999
                                                                                ----------------           ----------------

Comprehensive (Loss) Income                                                     $     (3,057,193)          $        599,361
                                                                                ================           ================

Net (Loss) Income per Common Share                                                        $(1.05)                     $ .23
                                                                                          ======                      =====

Weighted Average Shares Outstanding                                                    2,820,100                  2,820,100
                                                                                ================           ================

The accompanying notes are an integral part of these financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity
                     Years Ended December 31, 1999 and 1998



                                                                              Retained Earnings      Cumulative           Total
                                                 Common         Additional      (Accumulated         Translation       Shareholders'
                                                 Stock        Paid-In Capital      Deficit)          Adjustment           Equity
                                              -----------       -----------       -----------        -----------        -----------

Balance at December 31, 1997                  $       282       $ 5,724,320       $ 3,135,713        $  (103,950)       $ 8,756,365

Net income                                             --                --           635,630                 --            635,630

Dividends declared                                     --                --          (846,020)                --           (846,020)

Translation adjustment                                 --                --                --            (35,999)           (35,999)
                                              -----------       -----------       -----------        -----------        -----------

Balance at December 31, 1998                          282         5,724,320         2,925,323           (139,949)         8,509,976

Net loss                                               --                --        (2,961,591)                --         (2,961,591)

Translation adjustment                                 --                --                --            (95,602)           (95,602)
                                              -----------       -----------       -----------        -----------        -----------

Balance at December 31, 1999                  $       282       $ 5,724,320       $   (36,268)       $  (235,551)       $ 5,452,783
                                              ===========       ===========       ===========        ===========        ===========

The accompanying notes are an integral part of these financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years Ended December 31, 1999 and 1998


                                                                                      1999                       1998
                                                                              ----------------           ----------------
Cash Flows from Operating Activities:
   Net income (loss)                                                          $     (2,961,591)          $        635,360
   Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                                   1,417,836                    184,279
     Provision for uncollectible accounts                                              955,417                         -
     Minority interest                                                                  96,735                     62,500
     Equity in earnings from unconsolidated subsidiaries                                60,092                    157,545
     Translation adjustment                                                            (95,602)                   (35,999)
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                                                         2,068,405                  1,058,255
         Inventory                                                                     313,532                         -
         Other current assets                                                          456,971                     (6,097)
         Note receivable                                                            (1,445,206)                     2,104
         Note receivable from related party                                            318,043                         -
         Deferred charges                                                                   -                    (333,977)
         Deposits and other                                                           (226,568)                   321,484
       Increase (decrease) in:
         Accounts payable                                                             (456,849)                  (595,841)
         Deferred revenue                                                              511,489                         -
         Provision for severance indemnity                                              12,584                    (19,800)
         Accrued expenses and withholdings                                            (190,280)                   (43,111)
         Income taxes payable                                                         (108,915)                   (89,843)
                                                                              ----------------           ----------------

Net Cash Provided by Operating Activities                                              726,093                  1,296,859
                                                                              ----------------           ----------------

Cash Flows from Investing Activities:
   Purchase of fixed assets                                                           (428,341)                   (15,685)
   Purchase of real estate held for investment                                         261,070                   (357,942)
   Investment in consolidated subsidiaries                                                  -                    (360,787)
   Investment in unconsolidated subsidiaries                                                -                    (142,571)
   (Payments) proceeds to from short-term investments                                  (92,671)                   505,092
                                                                              ----------------           ----------------

Net Cash (Used in) Investing Activities                                               (259,942)                  (371,893)
                                                                              ----------------           ----------------

The accompanying notes are an integral part of these financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                     Years Ended December 31, 1999 and 1998


                                                                                      1999                       1998
                                                                              ----------------           ----------------
Cash Flows from Operating Activities:
   Net income (loss)                                                          $     (2,961,591)          $        635,360

Cash Flows from Financing Activities:
   Net proceeds (payments) from related parties                               $         562,335          $       (415,691)
   Net proceeds (payments) from obligations with bank                                   283,894                  (450,351)
   Principal payments on long-term debt                                              (1,111,251)                  (34,195)
   Principal borrowings on long-term debt                                                    -                    147,751
   Dividends paid                                                                      (141,002)                 (432,000)
                                                                              -----------------          ----------------

Net Cash (Used in) Financing Activities                                                (406,024)               (1,184,486)
                                                                              -----------------          ----------------

Net Increase (Decrease) in Cash                                                          60,127                  (259,520)

Cash at Beginning of Year                                                                65,036                   324,556
                                                                              -----------------          ----------------

Cash at End of Year                                                           $         125,163          $         65,036
                                                                              =================          ================

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for interest                                     $         178,152          $        107,488
   Cash paid during the year for taxes                                                       -                    141,899

Supplemental Disclosure of Non-Cash Investing Activities:
   Net assets acquired from consolidated subsidiaries:
     Short-term investments                                                              29,640                        -
     Accounts receivable                                                              4,730,401                    29,332
     Inventory                                                                        1,236,925                        -
     Due from related parties                                                            35,928                   133,584
     Property, plant and equipment                                                    1,466,734                 1,113,425
     Other current assets                                                               532,612                   106,083
     Other assets                                                                        20,801                   377,484
     Obligations with banks                                                                  -                    (31,254)
     Accounts payable                                                                (2,118,745)                   (9,979)
     Income taxes payable                                                                    -                    (10,346)
     Accrued expenses                                                                  (356,885)                  (22,899)
     Due to public entities                                                          (3,327,290)                       -
     Long-term debt                                                                  (1,508,939)                 (348,156)
                                                                              -----------------          ----------------

                                                                              $         741,182          $      1,337,274
                                                                              =================          ================

The accompanying notes are an integral part of these financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 1999 and 1998



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Organization - Andean Development Corporation, (the "ADC"), was incorporated in the State of Florida on October 19, 1994. ADC is in the business of providing engineering, technical assistance and equipment in the development of specialized projects throughout the country of Chile and more recently in Peru and Argentina. In addition, the Company, through its subsidiaries described below, advises and assists large private utilities and the Minister of Public Works in obtaining land easements from private owners for installation of electrical lines, piping and roads; develops and sells computer software; owns a vineyard from which the Company expects to reap its first harvest in February 2002, and manufactures and sells electrical equipment in Spain.

              Basis of Presentation - The accompanying consolidated financial statements include the accounts of ADC and the following consolidated subsidiaries:

                                                                                                        Ownership
                                     Subsidiary                                  Domicile              Percentage
                                     ----------                                  --------              ----------

              Andean Engineering and Finance Company (AEFC)                   United States               100%
              Errazuriz y Asociados Ingenieros, S. A. (EAI)                       Chile                   100%
              Errazuriz y Asociados Division Comercial (EADC)                     Chile                    99%
              Aguas y Ecologia, S.A. (A & E)                                      Chile                  67.5%
              Igenor Andina, S. A.(IA)                                            Chile                   100%
              ADC Andean, S. A (ADCN).                                         Switzerland                100%
              Negociaciones y Servidumbre, S. A. (NYSA)                           Chile                    50%
              Nysacar, S. A. (NYSACAR)                                            Chile                    50%
              Ingesis, S. A. (INGESIS)                                            Chile                   100%
              Bodegas Garcia Errazuriz (BODEGAS)                                  Chile                    98%
              Consonni, USA, Inc. (CONUSA)                                        Spain                    61%

              ADC and the above subsidiaries are collectively referred to as the Company. All significant intercompany balances and transactions have been eliminated in consolidation. The Company acquired Ingesis and Bodegas as of January 1, 1998. Also, as of March 1998, a 100% interest was acquired when Errazuriz y Asociados Division Ingenieria was created.

              During 1999, the Company acquired a 50% interest in Nysacar. Also during 1999 the subsidiary named Errazuriz y Asociados Ingenieros, S.A. changed its name to Errazuriz y Asociados Division Commercial. As of June 30, 1999, the Company acquired an additional 50% of Consonni USA, Inc. The total percentage owned by the Company as of December 31, 1999 increased to 61% from 11% in 1998. This acquisition has been accounted for under the purchase method of accounting.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              In addition, the Company has investments in the following unconsolidated entity:

                                                                     Ownership                     Method
                                Subsidiary                           Percentage               of  Accounting
                                ----------                           ----------               --------------

                Vinedos Valle del Itata, S. A. (Vinedos)                31.0                       Equity

              During 1998, the Company acquired a 40% interest in Funditec, a Chilean company, currently in its development stage. Funditec is in the business of selling, buying and exporting all types of metal items. The Company's interest in Funditec was sold during 1999.

              The Company's proportionate share of income for Vinedos and Funditec is included in the accompanying consolidated statements of income.

              Functional Currency - The financial statements have been translated in accordance with the provisions set forth in Statement of Financial Accounting Standards No. 52, from Chilean pesos and Spanish pesetas (the functional currencies) into US dollars (the reporting currency).

              Revenue Recognition - The Company earns revenue principally from commissions associated with the sale of major equipment items and the performance of engineering services.

              Revenues associated with engineering services are recognized as services when performed and are based on standard billing rates.

              In the case of equipment sales, the Company earns a commission on the sale of equipment. For turn-key jobs a commission is earned when the contract is signed and an "Order to Proceed" is issued by the buyer. At that time the commission has been earned regardless of any future developments between the supplier and the buyer. In some instances due to the long terms of payment and changes in the ultimate realization of commissions earned on the sale of equipment, the Company has modified its criteria in recognizing such commissions, which from 1999 and forward, will be recognized as invoiced and paid, depending on the terms of the respective contracts. Such changes are not deemed to have a material impact on the Company's financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of periodic temporary investments of excess cash and trade receivables. The Company places its cash with high credit quality financial institutions. A significant portion of the Company's sales are to several large customers and, as such, the Company is directly affected by the well-being of those customers. However, the credit risk associated with trade receivables is minimal due to the Company's customer base and ongoing control procedures which monitor the credit worthiness of customers. During 1999 and 1998 respectively, approximately 38% and 50% of the Company's consolidated accounts receivable was attributable to one customer.

              Fair Values of Financial Instruments - The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of cash, short-term investments, accounts receivable, notes receivable, accounts payable and notes payable approximate the carrying amounts at December 31, 1999 and 1998.

              Property, Plant and Equipment - Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, usually five to seven years.

              Staff Severance Indemnities - The Company provides for certain lump sum severance indemnities that are required to be paid by Chilean law to its employees at the end of their employment. The obligation is calculated based on the present value of the vested benefits to which an employee is entitled, the expected service lives of the employees and current salary levels. The Company believes that the above calculation is not materially different from the calculation required by SFAS 87, which would reflect expected future salary increases.

              Foreign Operations - The Company is a holding company for foreign entities, operating primarily in South America and Spain. The potential for both economic and political change in the business environment is different from that of the United States and the success of the Company depends on the success of the Chilean and Spanish operations and a stable economic and political environment.

              Income Taxes - Deferred tax assets and liabilities are recognized for the future income tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Income tax expense totaled $13,412 and $124,214 for the years ended December 31, 1999 and 1998, respectively.

              Earnings Per Common Share - Earnings per common share are based on the weighted average number of shares outstanding of 2,820,100 for the years ended December 31, 1999 and 1998, respectively, after giving effect to common stock equivalents which consist of warrants issued with the initial public offering that would have a dilutive effect on earnings per share. Warrants issued with exercise prices greater than the existing market value of the company stock are deemed anti-dilutive and are not components of earnings per share.

              Recent Pronouncements in Accounting Standards - In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 "Employers' Disclosures About Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" which is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 revises only the employers' disclosures about pension and other postretirement benefit plans; it does not change the measurement or recognition of such plans. Since the Company does not have such plans, there is no impact to the Company's financial reporting or presentation due to the adoption of SFAS No. 132.

              In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes new accounting and reporting standards for derivative instruments. Since the Company does not have such activities, there is no impact to the Company's financial statements.

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

NOTE 2 - SHORT-TERM INVESTMENTS

              Short-term investments consist of time deposits totaling $145,794 and $23,483 at December 31, 1999 and 1998, respectively, invested in local Chilean and Spanish banks with maturity dates ranging from three months to one year. These investments earn an annual rate of interest ranging from 1.44% to 3.60%.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

NOTE 3  -  OTHER CURRENT ASSETS

              Other current assets consist of the following at December 31:

                                                              1999                    1998
                                                         ---------------         ---------------

              Recoverable taxes                          $       142,067         $       126,499
              Advances to suppliers                               29,943                  30,360
              Other                                              133,849                  73,359
                                                         ---------------         ---------------

                                                         $       305,859         $       230,218
                                                         ===============         ===============


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

              Property, plant and equipment consist of the following at December 31:

                                                              1999                    1998
                                                        ----------------          ---------------


              Land and building                         $      1,113,639          $       751,373
              Vineyard                                           588,532                  315,856
              Vehicles                                           237,356                  237,356
              Installations and machinery                      1,355,173                       -
              Other installations and
                equipment                                        678,255                       -
              Office equipment                                    88,789                   88,789
              Furniture and fixtures                             760,661                  100,656
              Leasehold improvements                             371,796                  371,796
              Leased property                                     47,780                   47,780
                                                        ----------------          ---------------

              Total furniture and equipment,
                at cost                                        5,241,981                1,913,606

              Less accumulated depreciation
                and amortization                              (1,879,240)                (224,196)
                                                        ----------------          ---------------

                                                        $      3,362,741          $     1,689,410
                                                        ================          ===============

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

NOTE 5 - REAL ESTATE HELD FOR INVESTMENT

              Real estate held for investment consists of two undeveloped parcels of land located near Villarrica, Chile and Valle Itata, Chile. The parcels are used as a guarantee for some of the financial operations of the Company. The property is being carried at its historical cost (which is less than its net realizable value based on an independent appraisal). In June 1999, the land held for investment by the Company in Villarrica, Chile was sold to the principal shareholder of the Company in exchange for his shares of common stock of Consonni, USA, Inc. ("CONUSA"). (See
              Note 9).

NOTE 6 - RELATED PARTY TRANSACTIONS

              The Company conducts a substantial amount of its business with companies that are affiliated with shareholders of the Company. As a result, commissions have been received or paid for both engineering and consulting services to and from affiliated companies.

              Revenue received from affiliated entities for consulting services totaled $945,680 for the year ended December 31, 1998. In addition, fees charged to the Company for consulting services performed by its principal owners and immediate family totaled $71,062, for the year ended December 31, 1998. There was no revenue or fees received from affiliated entities or related party consulting services during 1999.

              The amounts due from the affiliated companies totaled $197,183 and $875,550 at December 31, 1999 and 1998, respectively. Funds payable to these entities totaled $114,304 and $138,751 at December 31, 1999 and 1998, respectively.

NOTE 7 - NOTE RECEIVABLE FROM RELATED PARTY

              During 1997, the Company received a note from Mr. Errazuriz, the Company's Chairman of the Board, in the amount of $606,031, payable in four annual installments, plus interest at 8 1/2% per year, commencing January 15, 1998. The note was in exchange for the purchase of real estate. As of December 31, 1999 and 1998, the balance of this note approximated $214,000 and $532,000, respectively.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

NOTE 8 - NOTE  RECEIVABLE - OTHER

              In June 1997, the Company acted as a consultant relating to the acquisition of an option to purchase beach front property ("El Peral" project) close to Santiago resulting in revenues and a note receivable for $1,339,766, payable in 8 annual installments of $167,470 beginning June 1999, accruing interest at 7%. At December 31, 1998, the balance including accrued interest amounted to approximately $1,412,000. During 1999, this note was transferred to the Company's Chairman of the Board in exchange for shares of common stock of CONUSA (See Note 9).

              Also during 1999, the company sold land in exchange for a note on the amount of $890,000. Such amount is payable in four annual installments commencing June 2000. Generally accepted accounting principles (GAAP) requires certain criteria to be met before the gain on such transaction can be recognized. As the buyer does not have a substantial investment in the property, and therefore GAAP standards were not met, the gain of $511,000 has been deferred and is included as deferred revenues in the accompanying consolidated balance sheet.

NOTE 9 - BUSINESS COMBINATION

              During 1997, the Company acquired 11% of Consonni USA, Inc. ("CONUSA") and its Spanish subsidiaries, Construcciones Electromecanicas Consonni, S.A. ("CONSPAIN"), and Equipos de Control Electrico, S.A. ("ECESA"). CONSPAIN and ECESA manufacture low, medium and high voltage motor control centers and are domiciled in Bilbao, Spain. During 1997, the Company commenced negotiations to acquire another 77% of CONUSA. However, in December 1998, the Company's management suspended negotiations which were resumed in the second quarter of 1999 leading to the acquisition of an additional 50% of the shares of CONUSA, from the Chairman of the Board, in exchange for certain notes receivable and land (See Notes 5 and 8).

              The acquisition occurred on June 1999 whereby the Company acquired from its principal shareholder an additional 50% of the shares of CONUSA. This acquisition increased the Company's ownership to 61% and was treated as a purchase for the year 1999 for which the consolidated financial statements are presented. As part of this acquisition, the excess purchase price paid, including the Company's initial 11% investment, over the net assets acquired approximated $2,600,000. Such amount has been recorded as goodwill and is being amortized over 40 years.

              The operations of CONUSA for the six month period ending December 31, 1999 are included in the consolidated statements of operations of the Company.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

NOTE 9 - BUSINESS COMBINATION (Continued)

              The following represents the summarized unaudited proforma combined results of operations for the years ended December 31, 1999 and 1998 assuming the acquisition had taken place at the beginning of those fiscal years. The unaudited proforma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed when assumed.

                                                                        1999                      1998
                                                                  -----------------         ----------------
                                                                     (Unaudited)                (Unaudited)

              Revenues                                            $      12,785,009         $      11,807,238
                                                                  =================         =================

              Net income (loss)                                   $      (3,976,977)        $         818,776
                                                                  =================         =================

              Net (loss) income per common share                  $         (1.4102)        $            .291
                                                                  =================         =================

              Weighted average shares outstanding                 $       2,820,100         $       2,820,100
                                                                  =================         =================

NOTE 11 -  DEFERRED CHARGES

              Deferred charges consist of the following at December 31:

                                                                        1999                      1998
                                                                  ----------------          ----------------

              Acquisition costs, net                              $             -           $        105,450
              Intangible assets                                             51,292                   274,307
              Covenant not to compete                                       87,692                   103,177
                                                                  ----------------          ----------------

                                                                  $        138,984          $        482,934
                                                                  ================          ================

              Acquisition costs are being amortized on a straight-line basis over 10 years. Amortization commenced in 1998 and amounted to approximately $11,700. Intangible assets and covenants not to compete are to be amortized on a straight line basis over 3 to 5 years beginning in 1999.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

NOTE 12 - OBLIGATION WITH BANKS

              Obligations with banks consist of lines of credit with local Chilean and Spanish banks. Interest rates on all of these lines of credit are based on the Asociacion de Bancos y Entidades Financieras, (T.A.B.) rate, which represents a daily average of the interest paid by banks on its deposits. The rate is then adjusted upwards approximately 1.5% for the banks profit, and then an additional 1.0% - 1.7% reflecting the individual risk of the bank on the individual loan.

              These lines of credit are secured by an assignment of the Company's term deposits and vehicles owned by the Company.

NOTE 13 - LONG-TERM DEBT

              Long-term debt consists of the following at December 31:

                                                                                1999                   1998
                                                                           ---------------        -------------
              Notes payable, collateralized by trade
               receivables with interest payable at 6.25%
               payable monthly, due on various dates through
               December 2000.                                              $       547,040        $           -

              Notes payable under capital leases with interest
               between 6% to 10%, payable monthly                                   50,573                    -

              Note payable, collateralized by  mortgage on the
               real estate  held for investment, due December
               2002 with interest at 8.7%, payable monthly.                         94,923               114,879

              Note payable, collateralized by mortgage on
               real estate held for investment due December
               2002 with interest payable at 10%, payable
               monthly.                                                                 -                147,752

              Note payable, collateralized by mortgage on
               vineyard property, due October 2006 with
               interest at 10.4% payable monthly.                                  315,938               348,155
                                                                           ---------------        --------------

              Total notes payable                                                1,008,474               610,786

              Less current portion                                                (603,628)              (57,223)
                                                                           ---------------        --------------

              Total long-term debt                                         $       404,846        $      553,563
                                                                           ===============        ==============

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

NOTE 13 - LONG-TERM DEBT (Continued)

              There are no covenants or restrictions imposed on the aforementioned obligations with any of the banks involved.

              The following table reflects the annual payments due for the next five years of the long-term debt.

                   Year Ending
                   December 31,
                   ------------

                       2000                                  $        603,628
                       2001                                            72,597
                       2002                                            64,605
                       2003                                            38,292
                       2004                                            38,292
                       2005 and thereafter                            191,060
                                                             ----------------

                                                             $      1,008,474
                                                             ================

NOTE 14 - DUE TO PUBLIC ENTITIES

              During 1997, Consonni, S.A. one of the Spanish Subsidiaries of CONUSA filed for reorganization under the protection of the Spanish bankruptcy code. Under these proceedings the Company obtained a reduction in interest and penalties owed to the various governmental entities for payroll taxes, and was also relieved of certain obligations to third party vendors. The total amount of debt forgiveness approximated $4,400,000, and as of December 31, 1999 the Company's debt to these entities was approximately $3,328,000 plus interest of 4.5%.

              The following table reflects the annual payments due for the next five year:

                   Year Ending
                   December 31,
                   ------------

                       2000                                  $        760,881
                       2001                                           349,822
                       2002                                           391,073
                       2003                                           399,320
                       2004                                           440,546
                       2005 and thereafter                            985,648
                                                             ----------------

                                                             $      3,327,290
                                                             ================

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

NOTE 15 - SHAREHOLDERS' EQUITY

              During 1998, the Company declared dividends of $.20 per share to be paid in four installments on dates to be determined by the Board. During July 1999, the first installment was paid ($.05 per share) and the balance of approximately $423,000 was still outstanding at December 31, 1999.

NOTE 16 - INCOME TAXES

              The Company is subject to income taxes in Chile and Spain. Reconciliations between the statutory income tax rate in these countries, and the Company's effective income tax rate as a percentage of income before income taxes is as follows:


                                                                         1999                      1998
                                                                     -----------               -----------

              Chilean statutory tax rate                                   15.0%                      15.0%
              Other, net                                                     .4                         .4
                                                                     ----------                -----------

              Effective income tax rate                                    15.4%                      15.4%
                                                                     ==========                ===========


              Spanish effective income tax rate                            30.0%                        -
                                                                     ==========                ===========

NOTE 17 - COMMITMENTS AND CONTINGENCIES

              Lease

              The Company leases various offices in Santiago, Chile under various operating leases. Monthly rental payments were approximately $6,700 and $9,100 during 1999 and 1998, respectively. Rent expense for the years ended December 31, 1999 and 1998 totaled approximately $80,000 and $107,000, respectively.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

NOTE 17 - COMMITMENTS AND CONTINGENCIES (Continued)

              Future minimum rental payments under the lease are as follows:

                   Year Ending                                     Annual
                   December 31,                                   Payments
                   ------------                              ----------------

                       2000                                  $         80,400
                       2001                                            80,400
                       2002                                            80,400
                       2003                                            80,400
                       2004                                            80,400
                       2005 and thereafter                             40,200
                                                             ----------------

                                                             $        442,200
                                                             ================

NOTE 18 - MAJOR SEGMENTS OF BUSINESS

              During 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company has 10 subsidiaries separated into three reportable segments (engineering services, vineyard, and manufacturing). Each reportable segment has separate infrastructures and management and different products/services.

              Engineering Electronics and Related Services - This segment consists of 8 subsidiaries: Igenor Andina, S.A., Errazuriz y Asociados Ingenieros, S.A., Errazuriz y Asociados Division Commercial, S.A., NYSA, Aguas y Ecologia, Ingesis, Andean Engineering and Finance Company and ADC Andean, S.A. - Suisse - that provide engineering services and technical assistance in the development of specialized projects, as well as electronic and related services.

              Vineyard - This segment consists of one subsidiary, Bodegas Garcia Errazuriz - a vineyard that purchases grapes to produce wine and that is in the process of cultivating its own grapes.

              Manufacturing - This segment consists of the activities of CONUSA, engaged in the manufacture and sale of low and medium voltage electrical control equipment.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

NOTE 18 - MAJOR SEGMENTS OF BUSINESS (Continued)

              The following table reflects the approximated revenue, net income
              (loss) and total assets for the previously separate reportable segments.

                                                                              1999                        1998
                                                                         ---------------             ---------------

               Revenues:
                 Engineering Services                                    $       609,000             $     2,625,000
                 Vineyard                                                          8,000                       5,000
                 Manufacturing                                                 3,990,000                          -
                                                                         ---------------             ---------------

               Total Revenues                                            $     4,607,000             $     2,630,000
                                                                         ===============             ===============

               Net Income (Loss):
                 Engineering Electronics and Related
                   Services                                              $    (2,700,000)            $       644,000
                 Vineyard                                                         (8,000)                     (8,000)
                 Manufacturing                                                  (253,000)                         -
                                                                         ---------------             ---------------

                                                                         $    (2,961,000)            $       636,000
                                                                         ===============             ===============

               Total Assets:
                 Engineering Electronics and Related

                   Services                                              $     2,325,000             $     9,013,000
                 Vineyard                                                      1,303,000                   1,476,000
                 Manufacturing                                                10,368,000                          -
                                                                         ---------------             ---------------

                                                                         $    13,996,000             $    10,489,000
                                                                         ===============             ===============


NOTE 19 - SUBSEQUENT EVENTS

              Subsequent to year end, the Company engaged the advice of market and operations specialists. Based on the consultants, the Company decided to concentrate on its core business, a decision that was presented to and approved at the shareholders' meeting of March 2000.

              As a consequence of that decision, the Company sold its interest in Aguas y Ecologia, S.A., NYSA, Nysacar and Bodegas Garcia Errazuriz S.A. and merged its Ingesis S.A., Errazuriz y Asociados Division Ingenieria, Igenor Andina S.A., and Errazuriz y Asociados Division Comercial subsidiaries into one company called E & A Ingesis S.A.

              The operation in Spain is currently under study to simplify and enhance its interaction with E & A and Ingesis S.A., and the Company foresees the possibility of selling a majority interest in CONUSA to third parties.

                                 EXHIBIT INDEX

EXHIBIT               DESCRIPTION
-------               -----------
 23.1                 Consent of Independent Auditors(2)
 27                   Financial Data Schedule(2)