Form 10QSB
period 2000-03-31
ANDEAN DEVELOPMENT CORP
filed 2000-11-21
CIK 943184

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                   FORM 10-QSB

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________to ___________

                         Commission file number 33-90696

                             -----------------------

                         ANDEAN DEVELOPMENT CORPORATION
           (Name of small business issuer as specified in its charter)

            Florida                                     65-0648697
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                                1 Brickell Square
                         801 Brickell Avenue, Suite 900
                              Miami, Florida 33131
                    (Address of principal executive offices)

                                 (305) 371-0056
                           (Issuer's telephone number)
                                ----------------

     Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes     No X
                                       ---    ---


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 2000, 2,820,100 shares of $.0001 par value common stock were outstanding.


Transitional Small Business Disclosure Format (check one)  Yes        No   X
                                                               -----     -----

                         ANDEAN DEVELOPMENT CORPORATION




                                      INDEX




Part I.       Financial Information.


Item 1.       Financial Statements (Unaudited).


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Part II.      Other Information.

                                     PART I
                              FINANCIAL INFORMATION


Item 1. Financial Statements.


                         ANDEAN DEVELOPMENT CORPORATION

                           Consolidated Balance Sheets

                      March 31, 2000 and December 31, 1999



                                   A S S E T S

                                                                                                           December 31,
                                                                                March 31, 2000                1999
                                                                                 (Unaudited)                (Audited)
                                                                                --------------             ------------
Current Assets:
   Cash                                                                      $       318,923           $        125,163
   Short-term investments                                                             34,668                    145,794
   Accounts receivable                                                             3,739,468                  4,243,673
   Inventory                                                                       1,163,107                    923,393
   Other current assets                                                              734,444                    305,859
                                                                             ---------------           ----------------

         Total Current Assets                                                      5,990,610                  5,743,882
                                                                             ---------------           ----------------

Property, Plant and Equipment, net                                                 3,473,111                  3,362,741
                                                                             ---------------           ----------------

Other Assets:
   Real estate held for investment                                                    96,872                     96,872
   Goodwill                                                                        2,614,914                  2,631,359
   Due from related parties                                                          145,762                    197,183
   Note receivable from related party                                                213,750                    213,750
   Note receivable - other                                                           890,000                    890,000
   Investment in unconsolidated subsidiaries                                         392,435                    392,435
   Deferred charges                                                                  154,907                    138,984
   Deposits and other                                                                433,509                    329,501
                                                                             ---------------           ----------------

                                                                                   4,942,149                  4,890,084
                                                                             ---------------           ----------------

                                                                             $    14,405,870           $     13,996,707
                                                                             ===============           ================

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                      March 31, 2000 and December 31, 1999



                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                                           December 31,
                                                                                March 31, 2000                 1999
                                                                                  (Unaudited)                (Audited)
                                                                                --------------             ------------
Current Liabilities:
   Obligations with banks                                                   $       1,016,290         $         441,553
   Current portion of long-term debt                                                   30,279                   603,628
   Accounts payable                                                                 2,854,484                 1,843,189
   Due to related parties                                                             332,151                   114,304
   Current portion due to public entities                                                  -                    760,881
   Income taxes payable                                                                 8,272                     8,610
   Accrued expenses and withholdings                                                   14,613                   223,924
   Current portion of staff severance indemnities                                          -                     34,946
   Dividends payable                                                                  423,020                   423,018
   Deferred revenue                                                                   511,489                   511,489
                                                                            -----------------         -----------------

         Total Current Liabilities                                                  5,190,598                 4,965,542
                                                                            -----------------         -----------------

Long-Term Liabilities:
   Long-term debt, excluding current portion                                          390,641                   404,846
   Staff severance indemnities, excluding current portion                             107,440                    66,685
   Due to public entities                                                           2,782,233                 2,566,409
                                                                            -----------------         -----------------

                                                                                    3,280,314                 3,037,940
                                                                            -----------------         -----------------

Minority interest                                                                     530,348                   540,442
                                                                            -----------------         -----------------

Shareholders' Equity:
   Preferred stock, $.0001 par value, 5,000,000 shares
     authorized, 0 shares issued and outstanding                                           -                         -
   Common stock, $.0001 par value, 20,000,000 shares
     authorized, 2,820,100 shares issued and outstanding                                  282                       282
   Additional paid-in capital                                                       5,724,320                 5,724,320
   Retained earnings                                                                 (172,479)                  (36,268)
   Cumulative translation adjustment                                                 (147,513)                 (235,551)
                                                                            -----------------         -----------------

         Total Shareholders' Equity                                                 5,404,610                 5,452,783
                                                                            -----------------         -----------------

                                                                            $      14,405,870         $      13,996,707
                                                                            =================         =================

                         ANDEAN DEVELOPMENT CORPORATION

                        Consolidated Statements of Income

                   Three Months Ended March 31, 2000 and 1999


                                                                                  2000                         1999
                                                                              --------------               -------------
Revenues from Operations:
   Revenues                                                                  $       2,389,103           $         116,596
   Cost of operations                                                                1,932,261                      91,678
                                                                             -----------------           -----------------

Gross Profit                                                                           456,842                      24,918

Selling and Administrative Expenses                                                    436,819                     377,176
                                                                             -----------------           -----------------

                                                                                        20,023                    (352,258)
                                                                             -----------------           -----------------

Other Income (Expense), Net                                                            (79,239)                    496,073
                                                                             -----------------           -----------------

(Loss) Income Before Income Taxes and Minority Interest                                (59,216)                    143,815

Income Taxes                                                                                -                       34,357
                                                                             -----------------           -----------------

(Loss) Income Before Minority Interest                                                 (59,216)                    109,458

Minority Interest                                                                       76,995                       7,650
                                                                             -----------------           -----------------

Net (Loss) Income                                                            $        (136,211)          $         101,808
                                                                             =================           =================


Net (Loss) Income per Common Share                                           $            (.05)          $             .03
                                                                             =================           =================


Weighted Average Shares Outstanding                                                  2,820,100                   2,820,100
                                                                             =================           =================

                         ANDEAN DEVELOPMENT CORPORATION

                      Consolidated Statements of Cash Flows

                   Three Months Ended March 31, 2000 and 1999


                                                                                       2000                       1999
                                                                                  --------------             --------------
Cash Flows from Operating Activities:
   Net (loss) income                                                         $        (136,211)          $         101,808
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                                      32,858                      23,389
     Translation adjustment                                                             88,038                      (5,384)
     Minority interest                                                                 (10,095)                    (24,984)
     Gain on sale of real estate held for investment                                        -                     (532,059)
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                                                           504,205                     301,897
         Inventory                                                                    (239,714)                         -
         Other receivables                                                                  -                           -
         Other current assets                                                         (428,585)                    235,620
         Note receivable                                                                    -                           -
         Deferred charges                                                              (15,924)                    (40,257)
         Other assets                                                                 (104,008)                    (53,110)
       Increase (decrease) in:
         Accounts payable                                                              411,151                      (8,250)
         Provision for severance indemnity                                                  -                        4,467
         Accrued expenses and withholdings                                            (209,311)                    (23,476)
         Income taxes payable                                                             (338)                     30,954
         Staff severance                                                                 5,810                          -
                                                                             -----------------           ----------------

Net Cash Provided by (Used in) Operating Activities                                   (102,124)                     10,615
                                                                             -----------------           -----------------

Cash Flows from Investing Activities:
   Matured time deposits                                                               111,126                          -
   Purchase of fixed assets                                                           (126,782)                    (77,688)
   Investment in unconsolidated subsidiaries                                                -                     (215,510)
   Proceeds from short-term investments                                                     -                            4
                                                                             -----------------           -----------------

Net Cash Provided by (Used in) Investing Activities                                    (15,656)                   (293,194)
                                                                             -----------------           -----------------

                         ANDEAN DEVELOPMENT CORPORATION

                   Three Months Ended March 31, 2000 and 1999




                                                                                    2000                        1999
                                                                               --------------              ---------------
Cash Flows from Financing Activities:
   Borrowings from (advances to) related parties                              $        269,268           $         335,255
   Proceeds from (payments on) notes payable to bank                                   574,737                      (2,136)
   Principal payments on long-term debt                                               (587,554)                     80,278
   Dividends paid                                                                            2                      (8,165)
   Due to public entities                                                               55,087                          -
                                                                              ----------------           ----------------

Net Cash Provided by (Used in) Financing Activities                                    311,540                     405,232
                                                                              ----------------           -----------------

Net Increase in Cash                                                                   193,760                     122,653

Cash at Beginning of Period                                                            125,163                      65,036
                                                                              ----------------           -----------------

Cash at End of Period                                                         $        318,923           $         187,689
                                                                              ================           =================


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the quarter for interest                                  $                          $          18,604
   Cash paid during the quarter for taxes                                                                            4,351

                         ANDEAN DEVELOPMENT CORPORATION

                   Notes to Consolidated Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - The quarterly financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in opinion of management, necessary for a fair statement of results for the interim period. For further information, refer to the financial statements and notes thereto included in the Company's Form 10-KSB as of and for the year ended December 31, 1999.

         Functional Currency - The financial statements have been translated in accordance with the provisions set forth in Statement of Financial Accounting Standards No. 52, from Chilean pesos (the functional currency) into US dollars (the reporting currency).

         Earnings Per Common Share - Earnings per common share are based on the weighted average number of shares outstanding of 2,820,100 for the periods ended March 31, 2000 and 1999, respectively, after giving effect to common stock equivalents which consist of warrants issued with the initial public offering that would have a dilutive effect on earnings per share. Warrants issued with exercise prices greater than the existing market value of the company stock are deemed anti-dilutive and are not components of earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth herein.

         Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated financial statements included herein. Further, this first fiscal quarterly report on Form 10-QSB should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 1999 Annual Report on Form 10-KSB.


                              RESULTS OF OPERATIONS
                   (MARCH 31, 2000 COMPARED TO MARCH 31, 1999)

Gross Revenues and Costs of Operations
--------------------------------------

Gross revenues increased from $116,596 for the three months ended March 31, 1999 to $2,389,103 for the three months ended March 31, 2000, an increase of $2,272,507 or 1,949%.

The increase in gross revenues is primarily due to the revenues generated by the Company's subsidiary, a manufacturing facility in Spain, Construcciones Electromecanicas Consonni S.A. ("Consonni"), which produces revenues of approximately $600,000 to $700.000 per month. The core business (business derived from engineering and sales) gross revenues increased from $116,596 for the three months ended March 31, 1999 to $262,785 for the three months ended March 31, 2000, an increase of $146,189 or 125%.

Cost of Operations increased from $91,678 for the three months ended March 31, 1999 to $1,932,261 for the three months ended March 31, 2000, an increase of $1,840,583 or 2008%. This comes primarily from Consonni operational costs and is directly related to the increase in gross revenue from products sales. Core business cost of operations decreased from $91,678 for the three months ended March 31, 1999 to $20,528 for the three months ended March 31, 2000, a decrease of $71,150 or 78%. This is a consequence of certain cost reduction measures.

Selling and Administrative Expenses, Incomes from Operations and Other Income
-----------------------------------------------------------------------------
(Expenses)
----------

Selling and Administrative Expenses increased from $377,176 for the three months ended March 31, 1999 to $436,819 for the three months ended March 31, 2000, an increase of $59,643 or 16%. This is a result of the increased expenses of the operation of Consonni. Selling and Administration Expenses in the core business decreased from $377,065 for the three months ended March 31, 1999, to $179,632 for the three months ended March 31, 200, a decrease of $197,433 or 47.6%. This is a consequence of certain cost reduction measures.

Income (loss) from Operations, increased from a loss of ($352,258) for the three months ended March 31, 1999 to income of $20,023 for the three months ended March 31, 2000. The income of $20,023 for the three months ended March 31, 2000 is derived from income of $62,623 from the core business offset by an operational loss of $42,600 from Consonni and "ECESA" (Equipos de Control Electrico S.A.), the international marketing and sales arm of Consonni, (ECESA, and collectively with Consonni, "Consonni/ECESA").

Other Income (Expenses) decreased from $496,073 for the three months ended March 31, 1999 to a loss of ($79,239) for the three months ended March 31, 2000. The decrease is a consequence of the sale of property in 1999 owned by a subsidiary of the Company at a profit of $ 532,058.

Net Income and Income Tax
-------------------------

Income tax retention decreased from $34,357 for the three months ended March 31, 1999 to none for the three months ended March 31, 2000, as a consequence of the Net Loss before Income Taxes.

Net Income decreased from $101,108 for the three months ended March 31, 1999 to a loss of ($136,211) for the three months ended March 31, 2000, as a result of the decrease in revenues in the core business and the losses from Consonni/ECESA operations.

Liquidity and Capital Resources
-------------------------------

         The Company has financed its operations and other working capital requirements principally from operating cash flow.

Current Assets
--------------

Accounts receivable decreased from $4,243,673 at December 31, 1999 to $3,739,468 at March 31, 2000 as a consequence of a decrease in the activity of Consonni during the last quarter of 1999, which affects the invoicing of the first quarter of 2000.

Property, plant and equipment increased from $3,362,741 at December 31, 1999 to $3,473,111 at March 31, 2000, an increase of $110,370 or 3.3%. This increase is a result of an increase in the Company's expenditures in the vineyard.

Other assets increased from $4,890,084 at December 31, 1999 to $4,942,149 at March 31, 2000. This increase is a consequence of the Company's increased investment in Consonni/ECESA.

Liabilities
-----------

Current liabilities increased from $4,965,542 at December 31, 1999, to $5,190,598 at March 31, 2000, as a result of the increase of Consonni's debt to suppliers.

Long-term liabilities increased from $3,037,940 at December 31, 1999 to $3,280,314 at March 31, 2000. This increase is due to the consolidation of the debt of Consonni (consolidated in the Company's subsidiary, Conusa USA, Inc.) with the government entities in Spain.

         The Company anticipates that its cash requirements will continue to increase as it continues to expend substantial resources to build its infrastructure, develop its modified business plan, establish its sales and marketing network operations, customer support and administrative organizations. The Company currently anticipates that its available cash resources and cash generated from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next twelve months. As of March 31, 2000, there were no commitments for long term capital expenditures. If the Company is unable to maintain profitability, or seeks further expansion, additional funding will become necessary. No assurances can be given that either equity or debt financing will be available.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

                None.

Item 2. Changes in Securities

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

         At the 1998 Annual Meeting of Shareholders, held on March 24, 2000, Pedro P. Errazuriz, Jose Luis Yrarrazaval, Alberto Coddou, Sergio Jimenez, and Claude Mermier were elected as directors of the Company, each receiving 1,462,220 or 64.1% of the vote with no votes against and 600 votes abstaining. The shareholders of the Company ratified the appointment of PricewaterhouseCoopers, as the Company's independent certified public accountants for the fiscal year ending December 31, 1999, with 1,462,820 or 64.2% voting in favor, none against or abstaining.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following Exhibits are filed as part of the Quarterly Report on Form 10-QSB

     27   Financial Data Schedule

(b)  Reports on Form 8-K:

         A report on Form 8-K was filed with the Commission on March 13, 2000. On March 7, 2000, the Company engaged PricewaterhouseCoopers to act as the Company's independent certified public accountant. PricewaterhouseCoopers replaced Spear, Safer, Harmon & Co. There have been no disagreements with Spear, Safer, Harmon & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

                                   SIGNATURES

                In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       ANDEAN DEVELOPMENT CORPORATION



                                       By: /s/ Pedro Pablo Errazuriz
                                           ----------------------------
Date: November 16, 2000                    Pedro Pablo Errazuriz
                                           President and Chief Executive Officer

                                  EXHIBIT INDEX


EXHIBIT           DESCRIPTION
-------           -----------

  27              Financial Data Schedule