Form 10QSB
period 2000-06-30
ANDEAN DEVELOPMENT CORP
filed 2000-11-22
CIK 943184

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-QSB

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2000, 2,820,100 shares of $.0001 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one)  Yes        No   X
                                                               -----     -----

                                      INDEX




Part I.       Financial Information.


Item 1.       Financial Statements (Unaudited).


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Part II.      Other Information.

The accompanying notes are an integral part of these financial statements.

                                     PART I
                              FINANCIAL INFORMATION
                         ANDEAN DEVELOPMENT CORPORATION

                           Consolidated Balance Sheets

                       June 30, 2000 and December 31, 1999



                                   A S S E T S

                                                                                June 30, 2000           December 31, 1999
                                                                                 (Unaudited)                (Audited)
                                                                                -------------           -----------------
Current Assets:
   Cash                                                                      $       228,114           $        125,163
   Short-term investments                                                             23,561                    145,794
   Accounts receivable                                                             4,352,110                  4,243,673
   Inventory                                                                       1,665,774                    923,393
   Notes receivable                                                                   30,881                         -
   Other current assets                                                              886,106                         -
                                                                             ---------------           ---------------

         Total Current Assets                                                      7,186,546                  5,743,882
                                                                             ---------------           ----------------

Property, Plant and Equipment, net                                                 3,422,999                  3,362,741
                                                                             ---------------           ----------------

Other Assets:
   Real estate held for investment                                                   372,510                     98,872
   Goodwill                                                                        2,598,467                  2,631,359
   Due from related parties                                                           29,152                    197,183
   Note receivable from related party                                                213,750                    213,750
   Note receivable - other                                                           253,000                    890,000
   Investment in unconsolidated subsidiaries                                           2,543                    392,435
   Deferred charges                                                                  193,126                    138,984
   Deposits and other                                                                444,426                    329,501
                                                                             ---------------           ----------------

                                                                                   4,106,974                  4,890,084
                                                                             ---------------           ----------------

                                                                             $    14,716,519           $     13,996,707
                                                                             ===============           ================

The accompanying notes are an integral part of these financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                       June 30, 2000 and December 31, 1999



                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                June 30, 2000           December 31, 1999
                                                                                  (Unaudited)               (Audited)
                                                                                -------------           -----------------
Current Liabilities:
   Obligations with banks                                                   $         775,766         $        441,553
   Current portion of long-term debt                                                   21,804                  603,628
   Accounts payable                                                                 3,784,837                1,843,189
   Current portion due to public entities                                             501,243                  760,881
   Due to related parties                                                             585,952                  114,304
   Income taxes payable                                                                 5,897                    8,610
   Accrued expenses and withholdings                                                  122,046                  223,924
   Current portion of staff severance indemnities                                          -                    34,946
   Dividends payable                                                                  423,020                  423,018
   Deferred revenue                                                                        -                   511,489
                                                                            -----------------         ----------------

         Total Current Liabilities                                                  6,220,565                4,965,542
                                                                            -----------------         ----------------

Long-Term Liabilities:
   Long-term debt, excluding current portion                                          305,258                  404,846
   Staff severance indemnities, excluding current portion                              98,298                   66,685
   Due to public entities                                                           2,172,420                2,566,409
                                                                            -----------------         ----------------

                                                                                    2,575,976                3,037,940
                                                                            -----------------         ----------------

Minority interest                                                                     440,418                  540,442
                                                                            -----------------         ----------------

Shareholders' Equity:
   Preferred stock, $.0001 par value, 5,000,000 shares
    authorized, 0 shares issued and outstanding                                            -                        -
   Common stock, $.0001 par value, 20,000,000 shares
    authorized, 2,820,100 shares issued and outstanding                                   282                      282
   Additional paid-in capital                                                       5,724,320                5,724,320
   Retained earnings                                                                  (30,300)                 (36,268)
   Cumulative translation adjustment                                                 (214,742)                (235,551)
                                                                            -----------------         ----------------

         Total Shareholders' Equity                                                 5,479,560                5,452,783
                                                                            -----------------         ----------------

                                                                            $      14,716,519         $     13,996,707
                                                                            =================         ================

The accompanying notes are an integral part of these financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                        Consolidated Statements of Income

                    Three Months Ended June 30, 2000 and 1999


                                                                                 2000                        1999
                                                                            --------------              --------------
Revenues from Operations:
   Revenues                                                                $       2,629,698           $         205,777
   Cost of operations                                                             (1,997,477)                   (103,330)
                                                                           -----------------           -----------------

Gross Profit                                                                         632,221                     102,447

Selling and Administrative Expenses                                                 (279,167)                   (285,954)
                                                                           -----------------           -----------------

Income (Loss) from Operations                                                        353,054                    (183,507)
                                                                           -----------------           -----------------

Other (Expenses) Income, net                                                        (464,648)                    133,264
                                                                           -----------------           -----------------

Loss Before Income Taxes and Minority Interest                                      (111,594)                    (50,243)

Income Taxes                                                                          (3,509)                     21,657
                                                                           -----------------           -----------------

Loss Before Minority Interest                                                       (115,103)                    (28,586)

Minority Interest                                                                    (60,338)                     (4,423)
                                                                           -----------------           -----------------

Net Loss                                                                   $         (54,765)          $         (24,163)
                                                                           =================           =================


Net Loss per Common Share                                                  $            (.02)          $            (.01)
                                                                           =================           =================


Weighted Average Shares Outstanding                                                2,820,100                   2,820,100
                                                                           =================           =================

The accompanying notes are an integral part of these financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                        Consolidated Statements of Income

                     Six Months Ended June 30, 2000 and 1999


                                                                                   2000                        1999
                                                                               -------------               -------------
Revenues from Operations:
   Revenues                                                                $       5,018,801           $         322,373
   Cost of operations                                                             (3,929,738)                   (195,008)
                                                                           -----------------           -----------------

Gross Profit                                                                       1,089,063                     127,365

Selling and Administrative Expenses                                                 (519,042)                   (663,130)
                                                                           -----------------           -----------------

Income (Loss) from Operations                                                        570,021                    (535,765)
                                                                           -----------------           -----------------

Other (Expenses) Income, net                                                        (542,887)                    629,337
                                                                           -----------------           -----------------

Income Before Income Taxes and Minority Interest                                      26,134                      93,572

Income Taxes                                                                          (3,509)                    (12,700)
                                                                           -----------------           -----------------

Income Before Minority Interest                                                       22,625                      80,872

Minority Interest                                                                     16,657                       3,227
                                                                           -----------------           -----------------

Net Income                                                                 $           5,968           $          77,645
                                                                           =================           =================


Net Income per Common Share                                                $            .002           $             .03
                                                                           =================           =================


Weighted Average Shares Outstanding                                                2,820,100                   2,820,100
                                                                           =================           =================

The accompanying notes are an integral part of these financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                      Consolidated Statements of Cash Flows

                     Six Months Ended June 30, 2000 and 1999



                                                                                   2000                           1999
                                                                               --------------                 --------------
Cash Flows from Operating Activities:
   Net income                                                              $           5,968           $          77,645
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                                    66,637                      41,037
     Translation adjustment                                                           20,809                      43,434
     Minority interest                                                              (100,024)                    (39,810)
     Gain on sale of real estate held for investment                                      -                     (532,059)
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                                                        (108,437)                    707,409
         Inventory                                                                  (742,381)                         -
         Other receivables                                                          (611,128)                         -
         Other current assets                                                        637,000                     382,683
         Note receivable                                                             (54,142)                         -
         Deferred charges                                                           (114,925)                         -
         Other assets                                                                     -                     (232,608)
       Increase (decrease) in:
         Accounts payable                                                          1,941,648                      23,431
         Provision for severance indemnity                                                -                        3,993
         Accrued expenses and withholdings                                          (101,878)                    (32,230)
         Income taxes payable                                                         (2,713)                    (84,105)
         Deferred revenue                                                           (511,489)                         -
         Staff severance                                                              (3,333)                         -
                                                                           -----------------           ----------------

Net Cash Provided by Operating Activities                                            321,612                     358,820
                                                                           -----------------           -----------------

Cash Flows from Investing Activities:
   Purchase of fixed assets                                                          (94,003)                   (151,618)
   Investment in unconsolidated subsidiaries                                         389,892                          -
   Cash acquired from short-term investments                                              -                      260,916
   Proceeds from short-term investments                                              122,235                       1,028
   Real estate held for investment                                                  (275,638)                         -
                                                                           -----------------           ----------------

Net Cash Provided by Investing Activities                                            142,486                     110,326
                                                                           -----------------           -----------------

The accompanying notes are an integral part of these financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                     Six Months Ended June 30, 2000 and 1999



                                                                                    2000                        1999
                                                                               --------------              --------------
Cash Flows from Financing Activities:
   Borrowings from (advances to) related parties                            $       639,679            $        (103,461)
   Proceeds from notes payable to bank                                              334,213                        8,295
   Principal payments on long-term debt                                            (681,412)                      12,372
   Payments on due to public entities                                              (653,627)                          -
   Dividends paid                                                                        -                      (141,000)
                                                                            ---------------            -----------------

Net Cash (Used in) Financing Activities                                            (361,147)                    (223,794)
                                                                            ---------------            -----------------

Net Increase in Cash                                                                102,951                      245,352

Cash at Beginning of Period                                                         125,163                       65,036
                                                                            ---------------            -----------------

Cash at End of Period                                                       $       228,114            $         310,388
                                                                            ===============            =================


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                                 $       102,012            $          33,886
   Cash paid during the period for taxes                                              3,509                       15,796

Supplemental Disclosure of Non-Cash Investing Activities:
   Details of acquisition:
     Assets acquired                                                                                           8,142,896
     Liabilities assumed                                                                                       7,704,678
     Minority interest                                                                                           671,074

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

         Earnings Per Common Share - Earnings per common share are based on the weighted average number of shares outstanding of 2,820,100 for the periods ended June 30, 2000 and 1999, respectively, after giving effect to common stock equivalents which consist of warrants issued with the initial public offering that would have a dilutive effect on earnings per share. Warrants issued with exercise prices greater than the existing market value of the company stock are deemed anti-dilutive and are not components of earnings per share.

The accompanying notes are an integral part of these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel, all of which may be beyond the control of the Company. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth herein.

         Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 1999 Annual Report on Form 10-KSB.

                              RESULTS OF OPERATIONS

                        THREE MONTHS ENDED JUNE 30, 2000
                  COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Gross Revenues and Costs of Operations

Gross revenues increased from $205,777 for the three months ended June 30, 1999 to $2,629,698 for the three months ended June 30, 2000, an increase of $2,423,921. The increase in gross revenues is due to the revenues generated by the Company's subsidiary, a manufacturing facility in Spain, Construcciones Electromecanicas Consonni S.A. ("Consonni"), which produces revenues of approximately $600,000 to $700,000 per month.

Cost of Operations increased from a $103,330 for the three months ended June 30, 1999 to $1,997,477 for the three months ended June 30, 2000, an increase of $1,894,147. This increase comes primarily from Consonni operational costs and is directly related to the increase in gross revenue from Consonni product sales.

Selling and Administrative Expenses, Incomes from Operations and Other Income (Expenses)

Income (loss) from Operations increased from a loss of ($183,507) for the three months ended June 30, 1999 to income of $353,054 for the three months ended June 30, 2000, an increase of $536,561.

Other Income (Expenses) decreased from $133,264 for the three months ended June 30, 1999 to a loss of ($464,648) for the three months ended June 30, 2000, a decrease of $597,912. The decrease is a consequence of the sale of income producing property and certain assets in 1999 and amortization charges related to Consonni operations (not included in the three months ended March 31, 1999).

Net Income and Income Tax

Income tax retention decreased from $21,657 for the three months ended June 30, 1999 to $3,509 for the three months ended June 30, 2000, as a consequence of lower profits.

Net (Loss) Income decreased from a loss of $24,163 for the three months ended June 30, 1999 to a loss of $54,765 for the three months ended June 30, 2000.

                         SIX MONTHS ENDED JUNE 30, 2000
                   COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Gross Revenues and Costs of Operations
--------------------------------------

Gross revenues increased from $322,373 for the six months ended June 30, 1999 to $5,018,801 for the six months ended June 30, 2000, an increase of $4,696,428.

The increase in gross revenues is due to the revenues generated by Consonni, which produces revenues of approximately $600,000 to $700.000 per month. The core business (business derived from engineering and sales) gross revenues increased from $322,373 for the six months ended June 30, 1999 to $697,041 for the six months ended June 30, 1999, an increase of $374,668. This increase in core business gross revenues was primarily due to the Company expanding its business outside of Chile to neighboring countries.

Cost of Operations increased from $195,008 for the six months ended June 30, 1999 to $3,929,738 for the six months ended June 30, 2000, an increase of $3,734,730. This increase comes primarily from Consonni operational costs and is directly related to the increase in gross revenue from Consonni product sales. Core business cost of operations increased minimally from $195,008 for the six months ended June 30, 1999 to $201,291 for the six months ended June 30, 2000.

Selling and Administrative Expenses, Incomes from Operations and Other Income
-----------------------------------------------------------------------------
(Expenses)
----------

Selling and Administrative Expenses decreased from $663,130 for the six months ended June 30, 1999 to $519,042 for the six months ended June 30, 2000, a decrease of $144,088. Selling and Administration Expenses in the core business decreased from $663,130 for the six months ended June 30, 1999, to $261,857 for the six months ended June 30, 2000, a decrease of $401,283. This is a consequence of certain cost reduction measures.

Income (loss) from Operations, increased $1,105,786 from a loss of $(535,765) for the six months ended June 30, 1999 to income of $570,021 for the six months ended June 30, 2000, an increase of $1,105,786. The income is derived from income of $352,531 from the core business and $217,490 from Consonni and "ECESA" (Equipos de Control Electrico S.A.), the international marketing and sales arm of Consonni (ECESA, and collectively with Consonni, "Consonni/ECESA").

Other Income (Expenses) decreased from $629,337 for the six months ended June 30, 1999 to a loss of ($543,887) for the six months ended June 30, 2000, a decrease of $1,173,224. The decrease is a consequence of the sale of income producing property and certain assets in 1999 and amortization included in Consonni operations (not included in the six months ended March 31, 1999).

Net Income and Income Tax
-------------------------

Income tax retention decreased from $12,700 for the six months ended June 30, 1999 to $3,509 for the six months ended June 30, 2000, as a consequence of lower profits.

Net Income decreased from $77,645 for the six months ended June 30, 1999 to $5,968 for the six months ended June 30, 2000.

Liquidity and Capital Resources
-------------------------------

         The Company has financed its operations and other working capital requirements principally from operating cash flow.

Current Assets
--------------

Accounts receivable increased from $4,243,673 at December 31, 1999 to $4,352,110 at June 30, 2000, as a consequence of an increase in the activity of Consonni during the first two quarters of 2000.

Property, plant and equipment increased from $3,362,741 at December 31, 1999 to $3,422,999 at June 30, 2000.

Other assets decreased from $4,890,084 at December 31, 1999 to $4,106,974 at June 30, 2000. This decrease is a consequence of amortization of the goodwill of the Company, adjustments to receivables, and the sale of Biwater, offset by the acquisition of certain property.

Liabilities
-----------

Current liabilities increased from $4,965,542 at December 31, 1999, to $6,220,565 at June 30, 2000, as a result of the increase of Consonni's debt to suppliers.

Long-term liabilities decreased from $3,037,940 at December 31, 1999 to $2,575,976 at June 30, 2000. This decrease is due to the payment of the long termm debt to Banco Sudamericano and payments of certain obligations of Consonni to the government entities in Spain.

The Company anticipates that its cash requirements will continue to increase as it continues to expend substantial resources to build its infrastructure, develop its modified business plan, establish its sales and marketing network operations, customer support and administrative organizations. The Company currently anticipates that its available cash resources and cash generated from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next twelve months. As of June 30, 2000, there were no commitments for long term capital expenditures. If the Company is unable to maintain profitability, or seeks further expansion, additional funding will become necessary. No assurances can be given that either equity or debt financing will be available.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following Exhibits are filed as part of the Quarterly Report on Form 10-QSB

     27   Financial Data Schedule

(b)  Reports on Form 8-K:

         A report on Form 8-K was filed with the Commission on June 19, 2000. On June 13, 2000, the Company engaged Spear, Safer, Harmon & Co. to act as the Company's independent certified public accountant. Spear, Safer, Harmon & Co. replacing PricewaterhouseCoopers. There have been no disagreements with PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        ANDEAN DEVELOPMENT CORPORATION



                                        By: /s/ Pedro Pablo Errazuriz
                                           -------------------------------------
Date: November 16, 2000                    Pedro Pablo Errazuriz
                                           President and Chief Executive Officer

                                 Exhibit Index



Exhibit  27  - Financial Data Schedule