Form 10QSB
period 2000-09-30
ANDEAN DEVELOPMENT CORP
filed 2000-11-30
CIK 943184

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

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

                              Yes [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 2000, 2,820,100 shares of $.0001 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one)  Yes [ ]  No [X]

                                      INDEX

Part I.       Financial Information.

Item 1.       Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II.      Other Information.

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"), although the Company believes the disclosures made are adequate to make the information presented not misleading, and, in the opinion of management, all adjustments have been reflected which are necessary for a fair presentation of the information shown and the accompanying notes. These condensed unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999. The results for the nine months ended September 30, 2000 are not necessarily indicative of the results of operations for a full year or of future periods.

                           Consolidated Balance Sheets
                    September 30, 2000 and December 31, 1999

                                     ASSETS

                                        September 30, 2000  December 31, 1999
                                            (Unaudited)         (Audited)
                                            -----------        -----------
Current Assets:
   Cash                                     $   539,526        $   125,163
   Short-term investments                        22,901            145,794
   Accounts receivable                        4,405,063          4,243,673
   Inventory                                  1,848,679            923,393
   Other current assets                         687,383            305,859
   Notes receivable                             148,000                 --
                                            -----------        -----------
         Total Current Assets                 7,651,552          5,743,882
                                            -----------        -----------
Property, Plant and Equipment, net            1,895,945          3,362,741
                                            -----------        -----------
Other Assets:
   Real estate held for investment                   --             96,872
   Goodwill                                   2,582,021          2,631,359
   Due from related parties                      36,934            197,183
   Note receivable from related party           213,750            213,750
   Note receivable - other                      428,500            890,000
   Investment in affiliated subsidiaries          2,543            392,435
   Deferred charges                             201,335            138,984
   Deposits and other                           375,567            329,501
                                            -----------        -----------
                                              3,840,650          4,890,084
                                            -----------        -----------
                                            $13,388,147        $13,996,707
                                            ===========        ===========

   The accompanying notes are an integral part of these financial statements

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)
                    September 30, 2000 and December 31, 1999

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          September 30, 2000   December 31, 1999
                                                             (Unaudited)           (Audited)
                                                             ------------         ------------
Current Liabilities:
   Obligations with banks                                    $  1,541,741         $    441,553
   Current portion of long-term debt                                   --              603,628
   Accounts payable                                             2,738,328            1,843,189
   Due to related parties                                             443              114,304
   Income taxes payable                                             4,524                8,610
   Accrued expenses and withholdings                               18,905              223,924
   Current portion of staff severance indemnities                      --               34,946
   Dividends payable                                              423,020              423,010
   Deferred revenue                                                    --              511,489
   Current portion due to public entities                         610,805              760,881
                                                             ------------         ------------
         Total Current Liabilities                              5,337,766            4,965,542
                                                             ------------         ------------
Long-Term Liabilities:
   Long-term debt, excluding current portion                           --              404,846
   Staff severance indemnities, excluding current portion          69,146               66,685
   Due to public entities                                       2,373,998            2,566,409
   Other debt                                                      21,273                   --
                                                             ------------         ------------
                                                                2,464,417            3,037,940
                                                             ------------         ------------
Minority interest                                                 334,448              540,442
                                                             ------------         ------------
Shareholders' Equity:
   Preferred stock, $.0001 par value, 5,000,000 shares
    authorized, 0 shares issued and outstanding                        --                   --
   Common stock, $.0001 par value, 20,000,000 shares
    authorized, 2,820,100 shares issued and outstanding               282                  282
   Additional paid-in capital                                   5,724,320            5,724,320
   Retained earnings                                               60,004              (36,268)
   Cumulative translation adjustment                             (533,090)            (235,551)
                                                             ------------         ------------
         Total Shareholders' Equity                             5,251,516            5,452,783
                                                             ------------         ------------
                                                             $ 13,388,147         $ 13,996,707
                                                             ============         ============

    The accompanying notes are an integral part of these financial statements

                         ANDEAN DEVELOPMENT CORPORATION
                        Consolidated Statements of Income
                 Three Months Ended September 30, 2000 and 1999

                                                       2000            1999
                                                    -----------     -----------
Revenues from Operations:
   Revenues                                         $ 2,646,636     $ 3,275,632
   Cost of operations                                (2,032,965)     (2,627,529)
                                                    -----------     -----------
Gross Profit                                            613,671         648,103

Selling and Administrative Expenses                    (503,923)       (567,265)
                                                    -----------     -----------
Income  from Operations                                 109,748          80,838
                                                    -----------     -----------
Other Income (Expenses), Net                             (1,373)        352,675
                                                    -----------     -----------
Income Before Income Taxes and Minority Interest        108,375         433,513

Income Taxes                                              1,133         (62,544)
                                                    -----------     -----------
Income Before Minority Interest                         109,508         370,969

Minority Interest                                       (19,204)        (65,068)
                                                    -----------     -----------
Net Income                                          $    90,304     $   305,901
                                                    ===========     ===========
Net Income per Common Share                         $       .03     $       .11
                                                    ===========     ===========
Weighted Average Shares Outstanding                   2,820,100       2,820,100
                                                    ===========     ===========

    The accompanying notes are an integral part of these financial statements

                         ANDEAN DEVELOPMENT CORPORATION
                        Consolidated Statements of Income
                  Nine Months Ended September 30, 2000 and 1999

                                                        2000            1999
                                                    -----------     -----------
Revenues from Operations:
   Revenues                                         $ 7,665,437     $ 3,481,409
   Cost of operations                                (5,962,703)     (2,730,859)
                                                    -----------     -----------
Gross Profit                                          1,702,734         750,550

Selling and Administrative Expenses                    (985,253)       (853,219)
                                                    -----------     -----------
Income (Loss) from Operations                           717,481        (102,669)
                                                    -----------     -----------
Other Income, Net                                      (582,972)        485,939
                                                    -----------     -----------
Income Before Income Taxes and Minority Interest        134,509         383,270

Income Taxes                                             (2,376)        (40,887)
                                                    -----------     -----------
Income Before Minority Interest                         132,133         342,383

Minority Interest                                       (35,861)        (60,645)
                                                    -----------     -----------
Net Income                                          $    96,272     $   281,738
                                                    ===========     ===========
Net Income per Common Share                         $       .03     $       .10
                                                    ===========     ===========
Weighted Average Shares Outstanding                   2,820,100       2,820,100
                                                    ===========     ===========

    The accompanying notes are an integral part of these financial statements

                         ANDEAN DEVELOPMENT CORPORATION
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2000 and 1999

                                                                   2000            1999
                                                               -----------     -----------
Cash Flows from Operating Activities:
   Net income                                                  $    96,272     $   281,738
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                 483,036          64,317
     Translation adjustment                                       (297,539)         92,451
     Minority interest                                            (205,994)        (56,587)
     Gain (loss) on sale of real estate held for investment             --        (532,059)
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                                      (161,390)        358,510
         Inventory                                                (925,286)             --
         Other receivables                                              --              --
         Other current assets                                     (381,524)        362,153
         Note receivable                                           313,500              --
         Deferred charges                                          (62,351)             --
         Other assets                                              (46,066)       (375,177)
       Increase (decrease) in:
         Accounts payable                                          895,139         193,494
         Provision for severance indemnity                         (32,485)          7,222
         Accrued expenses and withholdings                        (205,019)        (27,655)
         Income taxes payable                                       (4,086)        (56,266)
         Deferred revenue                                         (511,489)             --
                                                               -----------     -----------
Net Cash Provided by (Used in) Operating Activities             (1,045,282)        312,141
                                                               -----------     -----------
Cash Flows from Investing Activities:
   Purchase of fixed assets                                      1,033,098        (188,737)
   Investment in unconsolidated subsidiaries                       389,892              --
   Proceeds from short-term investments                            122,893             539
   Cash acquired in acquisition of subsidiary                           --         260,916
   Real estate held for investment                                  96,872              --
                                                               -----------     -----------
Net Cash Provided by Investing Activities                        1,642,755          72,718
                                                               -----------     -----------

    The accompanying notes are an integral part of these financial statements

                         ANDEAN DEVELOPMENT CORPORATION
                Consolidated Statements of Cash Flows (Continued)
                  Nine Months Ended September 30, 2000 and 1999

                                                                 2000            1999
                                                             -----------     -----------
Cash Flows from Financing Activities:
   Borrowings from related parties                           $    46,388     $    15,486
   Proceeds from (payments on) notes payable to bank           1,100,188          (6,607)
   Principal payments on long-term debt                         (987,201)         (4,316)
   Dividends paid                                                     --        (141,000)
   Due to public entities                                       (342,487)             --
                                                             -----------     -----------
Net Cash (Used in) Financing Activities                         (183,110)       (136,437)
                                                             -----------     -----------
Net Increase  in Cash                                            414,363         248,422

Cash at Beginning of Period                                      125,163          65,036
                                                             -----------     -----------
Cash at End of Period                                        $   539,526     $   313,458
                                                             ===========     ===========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the quarter for interest                 $   170,789     $   106,867
   Cash paid during the quarter for taxes                          2,376          20,119

Supplemental Disclosure of Non-Cash Investing Activities:
   Details of acquisition:
     Assets acquired                                                           8,142,896
     Liabilities assumed                                                       7,704,678
     Minority interest                                                           671,074

    The accompanying notes are an integral part of these financial statements

                         ANDEAN DEVELOPMENT CORPORATION
                   Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - The quarterly financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. For further information, refer to the financial statements and notes thereto included in the Company's Form 10-KSB as of and for the year ended December 31, 1999.

         Functional Currency - The financial statements have been translated in accordance with the provisions set forth in Statement of Financial Accounting Standards No. 52, from Chilean pesos (the functional currency) into US dollars (the reporting currency).

         Earnings Per Common Share - Earnings per common share are based on the weighted average number of shares outstanding of 2,820,100 for the periods ended September 30, 2000 and 1999, respectively, after giving effect to common stock equivalents which consist of warrants issued with the initial public offering that would have a dilutive effect on earnings per share. Warrants issued with exercise prices greater than the existing market value of the Company stock are deemed anti-dilutive and are not components of earnings per share.

    The accompanying notes are an integral part of these financial statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow, and sources and uses of funds, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth herein.

         Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 1999 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

General

         The Company's services have historically been provided to both private companies and governmental agencies. The Company has been a supplier of equipment, spare parts and engineering services for most of the largest utilities in Chile including, among others, private companies such as Endesa, S.A. (the largest electrical utility company in Chile), Chilgener S.A. (the second largest electrical utility company in Chile), Minera Valparaiso S.A. (a mining company), CREO (Cooperative Regional Electrica de Osorno, an electrical utility company), and Edelnor S.A. (an electrical distribution company); and government owned companies such as Codelco (Corporacion Nacional del Cobre de Chile, the largest government owned mining company in Chile), Colbun S.A. (an electrical utility company), and Petrox S.A. (a petro-chemical and oil company).

         The economy of Chile is reliant primarily on exports and revenues generated by private companies. In Chile, all the utilities, highway construction, railway construction, airlines and the educational system are private. When exports are depressed (such as a consequence of the Asian import collapse in 1999), private companies are adversely effected and new large construction projects are less likely to be initiated; there is a preference for short term projects that will generate immediate cash and net revenues. Accordingly, projects that require three to five years to be designed and built have been postponed or replaced by short term revenue producing projects. The Company's core business relies on the long term three to five year projects. Any unfavorable impact of the export market will, in turn, impact adversely on the Company's operations, as has occurred in 1999 and 2000.

         In an effort to expand the Company's revenue base and to provide greater diversity, the Company acquired a majority interest in Consonni U.S.A., Inc. ("Conusa") on June 30, 1999, and continued the acquisition of other unrelated business in Chile, with the concept that such greater diversification would benefit the shareholders of the Company.

         This business structure did not achieve the intended results. It was difficult and costly to manage geographically and across separate and distinct markets, the legal and accounting expenses incurred in order to comply with federal securities became excessive and while Conusa generated revenues, it failed to achieve the level of profitability that offset the additional costs incurred and management time that was required.

         Over the course of the past year, the Company has therefore revised its business and its focus:

         o to simplify the Company's corporate structure by combining subsidiaries that had the same core business function (business derived from engineering and sales) but were historically organized as separate entities;

         o        to develop the educational software business of E&A Ingesis,
                  S. A., a wholly owned subsidiary ("Ingesis"), which has the endorsement and support of the government of Chile and which management believes can be a source of substantial revenue and profits; and

         o to sell all the Company's interests in Chilean subsidiaries whose business were inconsistent with the Company's core business and its new education software business.

         The effect of revising the Company's business is to accomplish the following:

         o consolidate the Company's business activities as a means to make the Company more attractive to investors;

         o reduce the enormous and redundant legal and auditing expenses for numerous subsidiaries located in three continents; and

         o concentrate the attention of the Company's management and resources on the core business and the educational software business.

Actions Taken to Effectuate the Business Plan:

1. Sale of the agricultural activities

         In December 1999, the Company sold its minority interest in Vina Valle del Itata, S.A. to the other partners of Vina Valle del Itata, S.A., at the Company's acquisition price.

         In August, 2000, Igenor Andina, S.A. ("INA"), a 99.9% owned subsidiary of the Company, sold its interest in Bodegas Garcia Errazuriz S.A., a vineyard in Chillan, Chile. The vineyard was sold for a price marginally in excess of its book value. Under the terms of the sale, the Company received 66.6% of the consideration in the transaction, with the remainder to be paid over three years.

2. Sale of Interests in Certain of the Company's Subsidiaries

         The Company has sold its minority interests in Funditec, S.A., Biwater-Aguas y Ecologia S.A., Negociaciones y Servidumbre, S.A. and Nysacar, S.A.

3. Consolidation of Certain of the Company's Subsidiaries

         In June, 2000, the Company consolidated Igenor Andina S.A., Errazuriz Asociados Division Comercial S.A., Errazuriz y Asociados Division Ingenieria S.A. and Ingesis S.A. into E&A Ingesis S.A.. Errazuriz y Asociados Ingenieros S.A. was not included in this consolidation since its engineering business is not required pay value added tax and requires separate accounting treatment.

CURRENT STATUS:

         o Equipos de Control Electrico S.A. ("Ecesa"): The Company intends to retain its interest in Ecesa, the current marketing and sales arm of Consonni. Management of the Company believes that Ecesa is strategic for developing new markets in Spain for the core business and preparing the Spanish educational software needed for the educational software business.

         o Consonni: Due to Consonni's lengthy modernization process and slow growth in revenues, management believes that the Company's best interests may be served by selling its interest in Consonni. Management is pursuing this option.

         o Arrieta S.A. ("Arrieta"): Management is reevaluating the potential acquisition of Arrieta.

         o Core Business: The Company is preparing a report and economic survey for Mitsubishi Corporation related to the sale of an important Combined Cycle project in Argentina. As part of this transaction, Mitsubishi Corporation may build the Steam Gas Turbine and Generator and a hydro-electric plant for an 800 MW installation in which it is anticipated that the Company will participate in the procurement of parts. No assurances can be given, however, that this project will be initiated or completed.

         o Engineering: Management believes that this segment of the core business will generate greater revenues than in the previous two years. The Company anticipates revenues to be generated from projects such as the Taltal Power Plant, a thermal power installation owned by Endesa, S.A. in the north of Chile and from certain electric lines in Chile, Brazil and Argentina. In addition, in coordination with certain Spanish companies and a Norwegian developer, the

                  Company could succeed in a bid for the development and construction of water and sewage treatment plants for smaller towns in Chile.

         o        Educational Software:

         The educational software business is focused on two target markets:

                  i. The isolated rural communities in the native population areas of Chile. Education instruction has been severely limited in these communities, often restricted by different levels of understanding, preparation and poverty and taught by only one teacher to a bilingual and multi-level group of students. Management believes that the Company's educational software business can improve the quality of such education through the balanced use of the Internet and educational videos in those isolated rural communities.

                  ii. Union leaders and executive employees of both the public administration and the private sector. Educational software is intended to provide advanced education in economics, social legislation, administration and other relevant academic subjects. There is a market for post degree specialization and continuing education for this target group. Since this target group generally cannot attend university or conform their work schedules to university hours, Internet education provides a practical solution to their educational requirements.

         The Company is adapting existing educational software or preparing new educational software to be used in the aforementioned markets. It is anticipated that the first experimental lessons will be prepared with the assistance of the Villarrica School of the Pontificia Universidad Catolica, specializing in ethnic group teaching. The Company intends to recruit individuals who specialize in this type of software as well as competent instructors. The Company also intends to develop strategic relationships with local and foreign companies that have developed a reputation in the business of educational software and instruction. Furthermore, the Company anticipates receiving the support of the essential branches of the government of Chile, including the Ministry of Education and the Board of Main Unions.

         The Company is in contact with the Fundacion Frei, Fundacion Endesa and the Unions in Chile to obtain written agreements for teaching through these respective systems once the educational software, a pilot plan, and the overall program is prepared. The Company expects to sign at least one contract by the end of this year. No assurances can be given, however, that any agreements will be consummated.

         The Company has entered into a joint venture with Ibermatica S.A., a well known Spanish company ("Ibermatica"), to serve certain Chilean, Peruvian and Argentinean educational markets. Ibermatica is a leading software production and related services company with more than $100 million in yearly sales in Spain and specializes in the education business, having programmed this service for many institutes and universities in Spain. Ibermatica brings value to the Company in that it uses the Spanish language in its software and services. The Company has also hired local Chilian software producers, such as "Atworks," to develop the Company's pilot plan. The Company is investigating and developing contacts in the American market for such educational products as a means to develop a "state of the art" technology at a reasonable price. Finally, the Company has filed proposals to seek additional funding for the educational business through financial grants from entities that have shown interest in the educational business, such as Endesa, S.A., the Fundacion Frei and the Basque Government Ministry for External Cooperation. The Company has obtained consent from the Government Employees Union of Chile to sponsor the business public administration and the private sector education project for union leaders and executive employees and, as a consequence of that relationship, the International Association of Public Employees has initiated a study of possible multilateral funding of the educational project.

         o Consonni: While overall sales by Consonni have improved in 2000, there has not been a corresponding improvement in net revenues. Operational, selling and administrative costs, including the costs related to employees, have hindered any net revenue growth. Management has appointed a member of the Board of Directors of Consonni to determine whether the interests of the Company are better served by selling its interest in Consonni or replacing Consonni's management.

         o Ecesa: Prior to June 30, 2000, Ecesa has relied on its affiliation with Consonni to sell its products. As a means to provide Ecesa with its own source of revenues and eliminate its sole reliance on the affiliation with Consonni, Ecsesa has employed Mr. Horacio Civile as its executive president. Mr. Horacio Civile is a well known civil engineer and highly qualified industrial salesman. Prior to June 2000, Mr. Horacio Civile was Latin American Sales Vice President for "Kvaerner Energy A.S." of Norway, Sweden and England (a transnational company presently operating as "GE Hydro", a subsidiary of General Electric). It is anticipated that Ecesa's new management will expand its customer base and revenues.

         The Company is continuing its efforts to expand the core business into markets in Argentine, Brazil and Peru. The projects in which the Company is presently concentrating are (i) the sale of energy from Gener to Copel (Brasil) from Salta, Argentina; (ii) studies for Piedrabuena Power Plant in Argentine;
(iii) Guarantee Penalties Advisory and solutions for Siemens and MHI relating to the Argentine Costanera Power Plant; and (iv) finalizing agreements with EDEGEL in Peru for the Chimay Project. Recently, Ecesa has been instrumental in developing a business relationship with an Argintinian contractor company, "Jose Cartellone Construcciones Civiles S.A." which results are expected to be realized in the next quarter. The Company intends to utilize Mr. Horacio Civile to expand its business in these markets. No assurances can be given, however, that any of these agreements will be consummated or that the Company will be successful in these markets.

         In summary, management believes that consolidation of the Company's business in Chile and South America and the expansion into the educational software business will enhance shareholder value.

                              RESULTS OF OPERATIONS

                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Gross Revenues and Costs of Operations

Gross revenues decreased from $3,275,632 for the three months ended September 30, 1999 to $2,646,636 for the three months ended September 30, 2000, a decrease of $628,996. This decrease is primarily a result of decreased sales of Consonni products.

Cost of Operations decreased from $2,627,529 for the three months ended September 30, 1999 to $2,032,965 for the three months ended September 30, 2000, a decrease of $594,564. This decrease is directly related to the decrease in gross revenues from Consonni product sales.

Selling and Administrative Expenses, Income from Operations and Other Income (Expenses)

Selling and Administrative Expenses decreased from $567,265 for the three months ended September 30, 1999 to $503,923 for the three months ended September 30, 2000, a decrease of $63,342. This is a result of a decrease of operating expenses of Consonni.

Income from Operations, increased from $80,838 for the three months ended September 30, 1999 to $109,748 for the three months ended September 30, 2000, an increase of $28,910.

Other Income (Expenses) decreased from $352,675 for the three months ended September 30, 1999 to a loss of ($1,373) for the three months ended September 30, 2000. The decrease is a consequence of the sale of income producing property and certain other assets in 1999 as well as amortization expenses from Consonni operations (not included in the three months ended September 30, 1999).

Net Income decreased from $305,901 for the three months ended September 30, 1999 to $90,304 for the three months ended September 30, 2000.

                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Gross Revenues and Costs of Operations

Gross revenues increased from $3,481,409 for the nine months ended September 30, 1999 to $7,665,437 for the nine months ended September 30, 2000, an increase of $4,184,028. The increase in gross revenues is due to the revenues generated by Consonni. The core business (business derived from engineering and sales) gross revenues increased from $831,671 for the nine months ended September 30, 1999 to $1,001,627 for the nine months ended September 30, 2000, an increase of $169,956. This increase in core business gross revenues was due to the Company expanding its business outside of Chile to neighboring countries.

Cost of Operations increased from $2,730,859 for the nine months ended September 30, 1999 to $5,962,703 for the nine months ended September 30, 2000, an increase of $3,231,844. This increase comes primarily from Consonni operational costs and is directly related to the increase in gross revenue derived from Consonni products sales. Core business cost of operations decreased from $346,201 for the nine months ended September 30, 1999 to $327,181 for the nine months ended September 30, 2000. This slight decrease is a consequence of increased gross revenues and reduced operational costs in the core business.

Selling and Administrative Expenses, Incomes from Operations and Other Income (Expenses)

Selling and Administrative Expenses increased from $853,219 for the nine months ended September 30, 1999 to $985,253 for the nine months ended September 30, 2000, an increase of $132,034. Selling and Administrative Expenses in the core business decreased from $311,666 for the nine months ended September 30, 1999 to $179,632 for the nine months ended September 30, 2000, a decrease of $132,034. This is a consequence of certain cost reduction measures.

Income from Operations, increased from a loss of ($102,669) for the nine months ended September 30, 1999 to income of $717,481 for the nine months ended September 30, 1999, an increase of $820,150. The income is derived from income of $481,107 from the core business and $236,374 from Consonni and Ecesa .

Other Income (Expenses) decreased from $485,939 for the nine months ended September 30, 1999 to a loss of ($582,972) for the nine months ended September 30, 2000, a decrease of $1,068,911. The decrease is a consequence of the sale of income producing property and certain assets in 1999 and amortization expenses from Consonni operations (not included in the nine months ended September 30, 1999).

Net Income decreased from $281,738 for the nine months ended September 30, 1999 to $96,272 for the nine months ended September 30, 2000. Net Income is derived from net income in the core business of $188,297 offset against a loss from Consonni of $ 92,025.

Liquidity and Capital Resources

         The Company has financed its operations and other working capital requirements principally from operating cash flow and bank financing.

Current Assets

Accounts receivable increased from $4,243,673 at December 31, 1999 to $4,405,063 at September 30, 2000, as a consequence of the increase in the activity of Consonni during the first three quarters of 2000.

Property, plant and equipment decreased from $3,362,741 at December 31, 1999 to $1,895,945 at September 30, 2000. This decrease is due to the sale of the Company's interest in Vina Valle del Itata, S.A. and Bodegas Garcia Errazuriz S.A. to retire certain short and long term debt.

Other assets decreased from $4,890,084 at December 31, 1999 to $3,840,650 at September 30, 2000. This decrease is a consequence of amortization of the goodwill of the Company and the sale of the Company's interest in Vina Valle del Itata, S.A., Bodegas Garcia Errazuriz S.A., Bayesa, NYSA and NYSACA.

Liabilities

Current liabilities increased from $4,965,542 at December 31, 1999, to $5,337,766 at September 30, 2000, as a result of the increase of Consonni's debt to suppliers, arising from increased product sales by Consonni, as well as bank debt related to Consonni's operations.

Long-term liabilities decreased from $3,037,940 at December 31, 1999 to $2,464,417 at September 30, 2000. This decrease is due to the payment of long term debt to certain banks in Chile, Banco Sudamericano and to Banco BICE.

         The Company anticipates that its cash requirements will continue to increase as it continues to expend substantial resources to build its infrastructure, develop its modified business plan, establish its sales and marketing network, operations, customer support and administrative organizations. The Company currently anticipates that its available cash resources and cash generated from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next twelve months. As of September 30, 2000, there were no commitments for long term capital expenditures. If the Company is unable to maintain profitability, or seeks further expansion, additional funding will become necessary. No assurances can be given that either equity or debt financing will be available.

                                  RISK FACTORS

         The following risk factors, as well as the risks described under "Management's Discussion and Analysis of Financial Condition and Results of Operations," may cause actual results to differ materially from those in any forward-looking statements contained in the MD&A or elsewhere in this report or made in the future by the Company or its representatives. Such forward-looking statements involve known risks, unknown risks and uncertainties and other factors, which may cause the actual results, performance or achievements expressed or implied by such forward-looking statements to differ significantly from such forward looking statements.

Risk of New Phase of Business

         Results of operations in the future will be influenced by numerous factors, including market acceptance of the Company's products, particularly its educational software, in Chile and possibly through South America, the Company's capacity to develop and manage its projects, competition, and the ability of the Company to control costs. There can be no assurance that revenue growth will be sustained or that these products or businesses will be profitable. Additionally, the Company will be subject to all the risks incidental to a business entering new markets. Accordingly, there can be no assurances that the Company will be able to implement its revised business plan, expand its operations, or develop and sustain profitable operations.

Reliance on Third Party Manufacturers May Disrupt Operations

         The core business of the Company does not manufacture or sell any equipment. Rather, the Company, on a contract basis, relies on third-party manufacturers for the equipment sold. Reliance on such manufacturers may subject the Company to various risks associated with scheduling and timely production and delivery of equipment, availability of completed products, as well as administrative problems dealing with one or more manufacturers or suppliers. These risks include, among others, the possibility of a change in the amount of commission payable and a postponement of a commission owed to the Company. Any such disruption could have a material adverse effect on the Company's financial results.

Competition

         In its core business, the Company is engaged in a highly-competitive segment of an industry which is very active and consistently attracts new competitors. The Company, in its core business, competes directly or indirectly with a number of companies, many of which are larger, better capitalized, more established and have greater access to resources necessary to produce a competitive advantage. The Company's major competitors represent well-known manufacturers in Chile and include Gildemeister S.A.C. (Caterpillar), Sigdo Koppers Comercial S.A.C. (Dresser International Bridgestone), Pfeninger and Co. (Sulzer Escher Wyss, Joy Manufacturing) and the local offices of larger manufacturers or traders such as Marubeni, Babcock Wilcox, Mitsubishi, General Electric, and GEC Alsthom.

Control by Management and Present Shareholders of the Company

         Pedro Pablo Errazuriz, the President, Chief Executive Officer and Chairman of the Board of the Company, and his immediate family, directly or indirectly, own approximately 71% of the Company's issued and outstanding Common stock. Since holders of the Common Stock do not have any cumulative voting rights and directors are elected by plurality vote, Mr. Errazuriz is in a position to control the election of directors as well as the other affairs of the Company.

Dependence on Key Personnel

         The success of the Company is highly dependent upon the continued services of Pedro Pablo Errazuriz and of Mr. Jose Luis Yrarrazaval, Vice Chairman of the Board, Chief Financial Officer and Director. The loss of the services of any of these individuals could have a material adverse effect on the business of the Company.

         With the implementation of the Company's revised business strategy, it will become necessary for the Company to hire additional experienced professionals to meet its expanding and novel needs. The Company intends to use certain of its existing staff to perform a number of these duties and to participate in the selection of new personnel, as required. Such individuals may include engineers, technicians, management, marketing personnel or specialized consultants. While the Company believes that by offering competitive salaries and benefit packages, it will be able to hire qualified individuals, no assurances can be given that such individuals will accept employment with the Company or will continue to be employed by the Company, or that qualified individuals will be available to the Company when needed.

Consonni Operations

         The Company's pursuit of the sale of Consonni may be a lengthy process. No assurances can be given that a suitable purchaser will be found or that a satisfactory sales price and other terms can be negotiated. In the meantime, the Company's revenues and profitability will be materially affected by Consonni's operations. Accordingly, the Company's financial results will be dependent to a significant extent upon economic conditions in Spain and Europe in general.

Considerations Relating to Chile

         In the past, geopolitical frictions have existed between countries located in the southern areas of South America, which includes Argentina, Brazil, Bolivia, Chile, Paraguay, Peru and Uruguay (the "Southern Cone" countries). This tension has resulted in difficulties in foreign trade, and particularly the inherent adverse effects that may develop when goods (including equipment sold through the Company) are delayed by customs. Additionally, there have been problems with citizens of one Southern Cone country freely traveling to other Southern Cone countries. Furthermore, countries have been reluctant to hire nationals of one country for executive positions in other Southern Cone countries.

         Although recently, travel and commerce among the Southern Cone countries have become increasingly easier and the Company has not been adversely affected by geopolitical, economical, legal or other problems inherent in doing business with foreign countries, there can be no assurances that such problems will not occur in the future.

Currency Flunctuations

         Economic policies in Chile and Spain and any future changes in the value of the Chilean peso and/or the Spanish pesata against the United States dollar could aversely affect the value of the Company's common stock. The Chilean peso has been subject to large devaluations in the past and may be subject to significant fluctuations in the future.

         Currency fluctuations may have an effect on the Company's current activities by the fact that the Company's operational expenses (costs) are tied to the Chilean peso and Spanish pesata, while revenues are generally tied to the United States dollar or other foreign currencies (depending from whom equipment is purchased or for whom services are provided). A weakening of the United States dollar (or other foreign currencies) against the Chilean peso and/or Spanish pesata means that while the Company's revenues may remain unaffected by the weakening of the United States dollar against the currencies, the Company's costs (which are paid in these currencies) will increase. Conversely, if the Chilean peso and/or Spanish pesata is weak against foreign currencies, the cost of local goods and services are less expensive. While currency fluctuations have not had a material effect on the financial condition of the Company, no assurances can be made that any such currency fluctuation will not adversely affect the Company.

Foreign Corrupt Practices Act

         Substantially all of the Company's operations are transacted in South America and Spain. To the extent that the Company conducts operations and sells its products outside the United States, the Company is subject to the Foreign Corrupt Practices Act which makes it unlawful for any issuer to corruptly pay or offer to pay, any money or anything of value to any foreign official, foreign political party or official thereof or any candidate for foreign political office ("Foreign Officials") or any person with knowledge that all or a portion of such money or thing of value will be offered, given, or promised, directly or indirectly, to any Foreign Official. Although the Company has implemented a policy designed to deter such activities, no assurances can be given that such activities will not occur or be detected.

Volatility of Stock Prices

         The over-the-counter markets for securities such as the Company's common stock historically have experienced extreme price and volume fluctuations during certain periods. Other factors that also may affect the market price of the Company's common stock include, but are not limited to the following:

         o        New product developments

         o        Fluctuations in the financial markets

         o        Changes in market valuations of companies in our industry

         o        General economic conditions

         o        Quarterly variations in the Company's results of operations

         o        The loss of a major customers, suppliers or business partners

         o        The addition or departure of key personnel

Limited trading market for common stock.

         The Company's common stock is listed on the "pink sheets" at this time. The common stock has only a limited trading market. The Company cannot assure the shareholders that a more active trading market will develop or, if developed, that it will be maintained. As a result, a shareholder might find it difficult to dispose of, or to obtain accurate quotations as to the value of, the common stock. Although the Company will attempt to regain a listing on the OTC-Bulletin Board, no assurances can be given as to when such listing will occur.

The Company's common stock is subject to additional market regulations.

         Trading in the common stock is subject to the requirements of Rule 15g-9 promulgated under the Exchange Act. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The common stock is also subject to the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, which requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to regulations adopted by the Securities and Exchange Commission, any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). Such requirements could severely limit the market liquidity of the common stock and the ability of shareholders to sell their securities in the secondary market.

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

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ANDEAN DEVELOPMENT CORPORATION


                                      By: /s/ Pedro Pablo Errazuriz
                                         ---------------------------------------
Date: November 30, 2000                   Pedro Pablo Errazuriz
                                          President and Chief Executive Officer

                                  EXHIBIT INDEX

EXHIBIT              DESCRIPTION
-------              -----------
  27                 Financial Data Schedule