Form 10KSB40
period 2000-12-31
ANDEAN DEVELOPMENT CORP
filed 2001-04-16
CIK 943184

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2000
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

         Yes [X]  No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $2,759,417.

         State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 30, 2001, computed by reference to the price at which the stock was sold on that date: $362,726.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         2,820,100 shares of Common Stock, $.0001 par value, as of December 31, 2001.

         Transitional Small Business Disclosure Format (check one)
         Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

         None

                         ANDEAN DEVELOPMENT CORPORATION
                              Report on Form 10KSB
                   For the Fiscal Year Ended December 31, 1999

                                TABLE OF CONTENTS

                                                                                                                PAGE
                                                      PART I

Item 1.       Description of the Business.................................................................        1
Item 2.       Description of the Property.................................................................       11
Item 3.       Legal Proceedings...........................................................................       11
Item 4.       Submission of Matters to Vote of Security Holders...........................................       12

                                                      PART II

Item 5.       Market for Common Equity and Related Stockholder Matters....................................       13
Item 6.       Management's Discussion and Analysis........................................................       14
Item 7.       Financial Statements........................................................................       18
Item 8.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................................................       18

                                                     PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons................................       19
Item 10.      Executive Compensation......................................................................       21
Item 11.      Security Ownership of Certain Beneficial Owners And Management..............................       23
Item 12.      Certain Relationships and Related Transactions..............................................       24

                                                      PART IV

Item 13.      Exhibits and Reports on Form 8-K............................................................       26

Signatures    ............................................................................................       28

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

                                    BUSINESS

GENERAL

         Andean Development Corporation ("ADC" or the "Company") is a Holding company. Its operations are conducted by Errazuriz y Asociados Ingenieros S.A. ("E&A") and Igenor Andina S.A. ("INA"), both Chilean corporations located in Santiago, Chile. Except as otherwise specifically noted, ADC, E&AI and INA are collectively referred to herein as the "Company."

         E&A acts as the agent in the sale of major electrical and mechanical equipment and in technical assistance for both turnkey and non-turnkey major works, mainly related to the developing and construction of energy, water and sewage treatment projects in Chile. Since 1991, more than $700 million of such projects have been sold in connection with the work of E&A. See "Core Business."

         INA generates revenue by providing engineering and project management services for water and energy related private and public works. Since 1986, alone and in conjunction with Norconsult International S.A. ("Norconsult") a worldwide engineering company with head office in Sandvika, Oslo, Norway and branches in 17 countries, INA has generated revenues of over $25 million. See "Core Business"

BACKGROUND

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

         INA was organized on June 11, 1986, in Santiago, Chile as a Chilean limited partnership under the name "Ingenieria Norconsult Andina Limitada." Initially INA was a joint venture between Norconsult SA, a worldwide engineering consulting company based in Oslo, Norway and Errazuriz y Asociados Arquitectos S.A. ("EAA"). Norconsult subsequently sold its participation to Igenor Ingenierie et Gestion, S.A., a Swiss corporation ("Igenor"). On September 15, 1994, pursuant to Chilean law, INA was reorganized from a limited partnership to a Chilean corporation, and its name was changed to "Igenor Andina S.A." Recently, EAA sold its participation to INA.

HISTORY AND ECONOMIC OVERVIEW

         Since the inception of INA in 1986, the Company has expanded its engineering and project management activities to the sale of equipment, commercial work and to support of manufacturers or international consortiums in the sale of large turnkey projects. Following its November 1996 initial public offering, the Company diversified its business. Pursuant to the Company's initial business plan, and consistent with the strategy that the Company initiated in 1996 of investing in businesses that should provide a steady cash flow to compensate the irregularity of the incomes of its core business, the Company purchased interests in related and unrelated businesses. For example, in 1997 the Company purchased an interest in Ingesis S.A., an engineering company specializing in software and in Negociaciones y Servidumbre, S. A., an engineering company specializing in evaluations and negotiations of land needed for infrastructure projects; in 1998 the Company purchased an interest in Construcciones Electromecanicas Consonni, S.A. ("Consonni"), a manufacturing facility of industrial electric equipment. While not related to the core business, the Company also diversified by purchasing an equity position in a winery in 1997 and in a vineyard in 1998. The purpose of this equity participation in those companies was to create in the medium term a steady cash flow, an increase in the net revenues and, in general, to expand and diversify the Company's business.

         The Company's services have historically been provided to both private companies and governmental agencies, with most of the Company's revenues coming from the private sector. Many of the largest utilities in Chile, Argentina and Peru have been regular customers of the Company, such as ENDESA S.A., GENER S.A., COLBUN S.A. (the three largest Chilean utilities); EDEGEL S.A., the largest Peruvian utility and COSTANERA S.A. and CBA S.A. two very noteworthy Argentinean utilities. Codelco (copper), Petrox S.A. (petrochemical) Puerto Ventanas S.A. (a Chilean Port), among others, are regular customers of the Company. The Company has also been a consultant to some multinational well-known companies as Mitsubishi and Siemens.

         Through the Company's relationship with Consonni and its presence in Spain, the Company developed customers in Spain, such as IBERDROLA S.A. and other utilities and most of the major Spanish corporations in the petrochemical and refineries industries, such as REPSOL S.A.

         While the Company generated some revenues during 1999 and 2000, due to the impact of adverse economic conditions in the core business segment over the last two years, the core business incurred losses which were only partially compensated during 1999 by the revenues obtained by Consonni.

         This business structure did not achieve the intended results. It was difficult and costly to manage geographically and across separate and distinct markets. The legal and accounting expenses incurred in order to comply with federal securities became excessive and while CONUSA generated revenues, it failed to achieve the level of profitability that offset the additional costs and management time that was required.

         Over the course of the past year, the Company has revised its business:

o to simplify the Company's corporate structure by combining subsidiaries that had the same core business function (business derived from engineering and sales) but were historically organized as separate entities;

o to develop the educational software business of E&A, which has the endorsement and support of the government of Chile; which management believes can be a source of substantial revenue and profits; and

o to sell all the Company's interests in Chilean subsidiaries whose business was inconsistent with the Company's core business and its new education software business.

         The effect of revising the Company's business is to accomplish the following:

o consolidate the Company's business activities as a means to make the Company more attractive to investors;

o reduce the enormous and redundant legal and auditing expenses for numerous subsidiaries located in three continents; and

o concentrate the attention of the Company's management and resources for the core business and the educational software business.

         Currently, the Company, is well positioned in the core business segment to take advantage of an economic upturn in the large projects sector, since the Company is well established in its marketplace and has maintained customers who are established in their specialties. Furthermore, the Company has invested a considerable amount of effort and financial resources in the development of software through INA. The initial project involving this software is expected for the second quarter 2000.

                      SALE OR CONSOLIDATION OF SUBSIDIARIES

         In fiscal 2000, the Company either consolidated its subsidiaries or divested itself of most of its subsidiaries. The Company sold all of its interests in the following previously consolidated subsidiaries:

         o On June 30, 2000 - Aguas y Ecologia, S. A., Negociaciones y Servidumbre, S. A. and Nysacar, S. A.

         o        On August 31, 2000 - Bodegas Garcia Errazuriz, S. A.

         The Company consolidated its subsidiaries Errazuriz y Asociados Division Comercial S.A., Ingesis S.A. and Igenor Andina S.A. into one company, named "E&A Ingesis S.A.". E&A Ingesis S.A. will concentrate its business on the education segment of the Company. For tax reasons E&A was retained in its current form. The engineering activities shall be conducted through Errazuriz y Asociados Ingenieros S.A. and the Spanish sales and trading will continue to be operated by Equipos de Control Electrico S.A. ("ECESA").

         On December 12, 2000, Consonni USA, Inc., a 61% owned subsidiary of the Registrant ("CONUSA") sold approximately 78% of its capital stock in Construcciones Electromecanicas Consonni, S.A. ("Consonni") to unrelated minority shareholders of Consonni. The purchase price was two hundred nine million pesetas (209,000,000 Ptas.) or approximately one million, two hundred thousand U.S. dollars (U.S. $1,200,000). As a consequence of this transaction, CONUSA will retain only a 19% equity interest in Consonni.

         The initial payment of fifty million pesetas (50,000,000 Ptas.) or approximately two hundred eighty three thousand, dollars (U.S. $283,000.) has been received by CONUSA. The balance is to be paid to CONUSA over five years as follows: ten payments semiannually commencing on June 20, 2001, the first payment in the amount of fifteen million pesetas (15,000,000. Ptas.) or approximately eighty thousand U.S. dollars (U.S. $85,000) and the remaining nine payments to be in the amount of sixteen million pesetas (16,000,000 Ptas.) or approximately ninety two thousand U.S. dollars (U.S. $92,000).

         In August, 2000, E&A Ingesis, S.A., a 99.9% owned subsidiary of the Company, sold its interest in Bodegas Garcia Errazuriz S.A., a vineyard in Chillan, Chile. The vineyard was sold for a price marginally in excess of its book value. Under the terms of the sale, the Company received 66.6% of the consideration in the transaction, with the remainder to be paid over the following three years.

         The Company recognized a loss of approximately $1,451,000 on the sale of its interest in Consonni and income from discontinued operations of approximately $501,000.

         The following is a list of the Company's subsidiaries, domicile and percentage ownership:

                                                                                        Ownership
                   Subsidiary                                 Domicile                 Percentage
                   ----------                                 --------                 ----------

Errazuriz y Asociados Ingenieros, S. A. ("EAI")         Chilean Corporation                100%

Errazuriz y Asociados Ingenis, S.A.                     Chilean Corporation                100%

CONUSA*                                                 U.S. Corporation                    61%

         *CONUSA owns a 19% interest in Consonni (located in Bilboa, Spain) and a 92% interest in ECESA.

         REVISED BUSINESS PLAN: CORE BUSINESS

         The core business of the Company will comprise now two major segments:
(i) Engineering and development of energy, water and sewage projects and (ii) Education software, hardware and communications.

1.       Engineering

                  (a) Energy. E&A, in association with Norconsult, generates revenues through the design, coordination, project management and quality assurance of tunnels, material handling, civil works and power islands for thermal and hydroelectric power plants. Management expects revenues to be produced through joint ventures with large international consortiums in the preparation of tenders for turnkey projects & public works. The Company's services include forecasting of market trends, selection of secondary suppliers, imparting knowledge of the decision making procedures and desired scheduling of projects, advising on local materials, products, engineering and subcontractors and coordination with the customer during the construction and commissioning steps. In addition, although to a lessor extent, the Company has obtained some direct representations in certain energy, water, and sewage projects. See "Major Representations".

                  (b) Water & Sewage. E&A, in association with Pridesa, SA, a Spanish company specializing in water and sewage treatment projects, generates revenues through the design, construction, quality assurance and project management of installations to produce drinkable water, treat sewage, dispose of waste, industrial and chemical refuse and sewage, desalt sea water for industrial and human use.

                  (c) ECESA. The Company intends to retain its interest in ECESA, the current marketing and sales arm of Consonni. As a means to provide ECESA with its own source of revenues and eliminate its connection with Consonni, ECESA has employed Mr. Horacio Civile as its executive president. Mr. Horacio Civile is a well-known civil engineer and highly qualified industrial salesman. Prior to June 2000, Mr. Horacio Civile was Latin American Sales Vice President for "Kvaerner Energy A.S." of Norway, Sweden and England (a transnational company presently operating as "GE Hydro", a subsidiary of General Electric). Management anticipates that ECESA's new management will expand its customer base and revenues. Furthermore, management of the Company believes that ECESA is strategic for developing new markets in Spain for the core business and preparing the Spanish educational software needed for the educational software business.

                  (d) Arrieta S.A. ("Arrieta"): Management is still evaluating the potential acquisition of Arrieta.

2.       Educational Software, Hardware & Communications.

                  The Company is in the initial stages of developing this segment. This segment focuses on two separate but related subdivisions;
         (i) Rural area remote education, and (ii) post grade professional education "at home" for Union leaders and top employees.

                  In the rural area distant education subdivision, the Company is initiating the design, production, and installation of a communication system that will provide high-speed connection to the Internet and to television in remote rural regions. The Company will also provide the preparation, training of users and maintenance of software dedicated to the transmittal of education information to remote regions.

                  In the post grade professional education "at home" for Union leaders and top employees subdivision, the Company is preparing the requisite software and is pursuing Union and Government support and finances for the project.

                  Both subdivision businesses require the design and installation of specialized portals that would direct the user to specific areas relevant to the proposed educational program. These programs can be adapted and developed in other countries in South America. Management is exploring joint ventures with United States companies with expertise in providing remote education, and with Ibermatica S.A., a Spanish leader in informatics and computer science applied to business and educational developments with branches all over South America.

3.       Selected Companies for which ADC has worked on a non-exclusive basis

         ABB                                Energy              Hydro and Thermal Power Plants

         ABB Solyvent Ventec                Mining              Blowers

         Babcock & Wilcox, Cranes Div.      Port                Cranes for bulk cargo handling

         Babcock & Wilcox Espanola          Energy              Mejillones Power Plant

         GEC Mechanical Handling            Ports               Cement Storage & Conveyors

         Ibermatica S.A.                    Informatics         Education, Computer Technology

         Mitsubishi Corporation             Energy              Thermoelectric CC Power Plants

         Siemens A.G.                       Energy              Hydro and Thermal Power Plants

         Westinghouse Electric Co.          Energy              Combined Cycle Plants

4.       Major Representations

         Norconsult                         Norway              Engineering

         Pridesa, SA                        Spain               Water Treatments, Tailings

         TPO Ltd., Pratt & Whitney Div.     USA                 Energy

         Union Espanola de Explosivos       Spain               Mining Explosives

5.       Recent Projects

                  The Company has a history of being associated with the main contractor or supplier on numerous significant energy, water and sewage projects. The Company's business associations have included Pangue, Bayesa, San Ignacio, Nehuenco, Mejillones and Tocopilla in Chile; Yanango, Chimay and Santa Rosa in Peru; and Central CBA and Costanera, in Argentina. The Company has also been retained as a consultant or supplier to build new units related to these projects.

                  In 2000, the Company participated in many projects, while many others projects were postponed until 2001. Those more noteworthy projects in 2000 were:

   2nd Power Line from Argentine to Brasil (1000MW, 500KV)  Started & ended 2000

                  Consultant on a project to develop a market for the sale of energy and provide ecological assessment, market studies, and other services to the manufacturer.

   Costanera S.A., Commissioning of a Power Plant                   Started 2000

                  Advisor for resolving coordination and customer requests

   Advisor for Pratt & Whitney, Energy Division        Started and Finished 2000

6.       Main Projects for 2000/2001

   Consonni / Endesa Chile - Palmucho                      To be decided in 2001

                  A power plant related to Ralco Project.

   FUNDACION FREI & ENDESA / Fundacion Tucapel Jimenez          Starts June 2001

   a) Pilot Plan based on 100 Schools in the IX Region

                  (South of Chile) to install a system of distant education and communications (software and hardware) to be studied by Ingesis S.A.

   b) Remote education to Union Leaders and High           Starts September 2001

                  Employees, sponsored by the Government

   ALFALFAL II, Los Bronces Preliminary Studies            To be started in 2001

                  Engineering for a major Power Plant near Santiago. Norconsult did the prefeasibility project for Gener S.A.

   PIEDRABUENA POWER PLANT                                To be started Oct 2001

                  An 800 MW power plant to be built

No assurances can be given however that these project will be initiated or completed.

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

     The Company's remote education segment is, in the opinion of management, unique in the market and does not have any competition as yet. It is possible that a future competitor may offer an identical but similar product that will compete with the Company.

         The providing of Internet education to executives and employees of the Government and industries has the special characteristic of being prepared and sponsored by the Unions, the Government and a well known university, Universidad Padre Hurtado, specially dedicated to the learning of graduate degree students and to persons interested in information related with the workers field. While there is considerable competition in the provision of Internet based education to post graduates, management of the Company believe that its focus on a very specific market and the Company's support of the Government, the Unions and the Universidad Padre Hurtado, will provide the Company with a competitive advantage.

GOVERNMENT REGULATIONS

         The Company business in South America and in Spain is subject to the normal range of governmental regulations and supervision universally applicable to commercial activities, including labor laws, social security laws, public health, environmental laws, securities laws and anti-trust laws.

         Some of the activities of the Company, like sewage treatment and the disposal of effluents from plants, installations of satellite or any other kind of antennas, design of dams and design and construction of power or communications lines, are subject to special regulations that vary from one country to the other. This requires the Company to comply with each countries unique rules and regulations. The Company obtains legal counsel specialized in each jurisdiction's rules and regulations.

FOREIGN INVESTMENT LAWS AND REGULATIONS

         The Chilean Constitution and the laws of Spain establishes that any citizen of their country or foreigner may freely develop any activity in each respective country so long as the activity in that country does not contravene existing laws dealing with public morals, public safety or national security and follows the laws that regulate such activity. It also establishes the principle of non-discrimination, thus guaranteeing foreign investors equal protection under their national laws. Additionally, each countries' laws prohibit any discretionary acts by the government or other entity against the rights of persons or property in derogation of this principle. Foreign investors may transfer capital and net profits abroad. There are no exchange control regulations which restrict the repatriation of the investment or earnings except that the remittance of capital may take place starting a year after the date the funds were brought into the country, but net profits can be remitted at any time, after deduction of applicable withholding income taxes. Therefore, equity investments in each respective country by persons who are not residents of that country follow the same rules as investments made by their citizens.

FOREIGN CORRUPT PRACTICES ACT

         Substantially all of the Company's operations are transacted in South America and in Spain. To the extent that the Company conducts operations and sells its products outside the U.S., the Company is subject to the Foreign Corrupt Practices Act which makes it unlawful for any issuer to pay or offer to pay any money or anything of value to any foreign official, foreign political party or official thereof or any candidate for foreign political office ("Foreign Officials") or any person with knowledge that all or a portion of such money or thing of value will be offered, given, or promised, directly or indirectly, to any Foreign Official.

         The Company has not made any offers, payments, promises to pay, or authorization of any money or anything of value to any Foreign Official and has implemented a policy to be followed by its officers, directors, employees and anyone acting on its behalf, that no such payments can or will be made. The Company has made all employees cognizant of the need for compliance with the Foreign Corrupt Practices Act and any violation of the Company policy results in dismissal. Further, the Company conducts periodic reviews of this policy with all employees to ensure full compliance.

EMPLOYEES

         As of December 31, 2000, the Company employed 21 full-time employees, three of whom are managers, twelve of which are engineers/professionals and six of whom are administrative employees. Employees of the Company are not represented by labor unions. The Company considers its relationship with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

Facilities

         The Company leases approximately 4,300 square feet of office in Santiago, Chile. The lease commenced on November 1, 1997 and will terminate on October 30, 2005. Monthly rental payments were approximately $8,000. Rent expense for the year ended December 31, 2000 totaled approximately $80,000.

         Future minimum rental payments under the lease are as follows:

               Year Ending                            Annual
              December 31,                           Payments
              ------------                           --------
                  2001                                 76,360
                  2002                                 76,360
                  2003                                 76,360
                  2004                                 76,360
                  2005 and thereafter                  31,817
                                                     --------
                                                     $337,257

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Shareholders was held on November 30, 2000. The results of the voting with respect to matters presented at the Annual Meeting were as follows:

                                          Common Stock Voted
                                      For        Against      Withheld
                                   ---------     -------      --------
(a)      Election of Directors
         Pedro P. Errazuriz        1,469,350        0          22,700
         Jose Luis Yrarrazaval     1,469,350        0          22,700
         Alberto Coddou            1,469,350        0          22,700
         Sergio Jimenez            1,469,350        0          22,700
         Claude Mermier            1,469,350        0          22,700

(b) Ratification of the appointment of Spear, Safer, Harmon & Co., as the Company's Certified Public Accountants for the Company's 2000 fiscal year.

                                          Common Stock Voted
                                      For        Against      Withheld
                                   ---------     -------      --------
                                   1,470,450        0          21,600

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

         The following table sets forth the high and low bid quotations for the Common Stock and Warrants for the periods indicated, as reported by NASDAQ or as reflected in the "pink sheets." These quotations reflect prices between dealers, do not include retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

                              Common Stock                   Warrants
                           ------------------            -----------------
      Period                 High       Low               High        Low
      ------               -------     ------            ------      -----
Quarter ended on:
March 31, 1999             2-7/8       1-1/2              9/16       3/16
June 30, 1999              1-6/16      1-1/32             5/16       5/32
September 30, 1999         1-5/16        3/4              3/16       1/16
December 31, 1999          1-1/2         6/16             5/16       1/32
March 31, 2000             1-11/16     1-/32             10/32       3/32
June 30, 2000              1-1/32        3/16             5/8        1/128
September 30, 2000           5/8         3/8              1/128      1/128
December 31, 2000            19/32       3/16             1/128      1/128

         On December 31, 2000, the closing bid price for the Common Stock was 3/8, and 1/128 for the Warrants.

         In 1997, the Company declared dividends of $.10 per share which approximated $282,000. In December 1997, the Company paid $137,000 of the $282,000. The balance was paid on January 31, 1998. Also during 1998, the Company declared dividends of $.20 per share to be paid in four installments on dates to be determined by the Board of Directors of the Company. During July 1999, the first installment was paid ($.05 per share). On March 30, 2001, the board of directors of the Company eliminated the payment of the accrued dividends still outstanding of approximately $423,000, due to the decline in the financial condition of the Company from the dates the dividends were declared.

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

Results of Operations (2000 compared to 1999)

Gross Revenues, Costs of Operations and Gross Profit

Gross revenues. Gross revenues decreased from $4,607,538 in 1999 to $2,759,417 in 2000, a decrease of $1,848,121. The decrease in gross revenues is a result of the sale of certain subsidiaries during fiscal 2000.

Cost of Operations. Cost of Operations decreased from $3,240,902 in 1999 to $1,968,744 in 2000, a decrease of $1,272,158. This decrease comes primarily from a decrease in operational costs following the sale of certain subsidiaries during fiscal 2000 and the decrease in revenues from Consonni..

Gross Profit. Gross profit decreased from $1,366,636 in 1999 to $790,673 in 2000, a decrease of $575,963. The decrease in gross profit is a result of the sale of certain subsidiaries during fiscal 2000 and the decrease in revenues from Consonni.

Selling and Administrative Expenses, Incomes from Operations and Other Income (Expenses)

Selling and Administrative Expenses. Selling and Administrative Expenses decreased from $2,002,628 in 1999 to $847,484 in 2000, a decrease of $1,155,144.
This decrease is primarily
the result of the sale of certain subsidiaries during fiscal 2000 and the decrease in revenues from Consonni.

Income (Loss) from Operations. Losses decreased from ($635,992) in 1999 to a loss of ($56,811) in 2000, a decrease of $579,181 primarily from the sale of certain subsidiaries during fiscal 2000 and increased revenues from the Chilean operations.

Other Income (Expenses). Expenses decreased from $2,215,452 in 1999 to $2,085,930 in 2000, a decrease of $129,522. Other income and expenses included a write off of goodwill in the amount of $1,256,932 for the year ended December 31, 2000.

Net Income and Income Tax. Income taxes increased from $13,412 in 1999 to $27,682 in 2000, an increase of $14,270.

Net Profit (Loss) Net losses increased from $2,961,591 in 1999 to $3,087,904 in 2000, an increase of $126,313, primarily from the loss on the sale of Consonni of approximately $1,451,000 and writing off of goodwill for $1,256,932.

Liquidity and Capital Resources

         The Company has financed its operations and other working capital requirements principally from operating cash flow and bank financing.

Current Assets

Cash and Short Term Investments. As of December 31, 2000, the Company had $213,589 in cash as compared to $125,163 as of December 31, 1999, an increase of $88,426. As of December 31, 2000, the Company had no short-term investments as compared to $145,794 in December 31, 2000.

Accounts receivable. Accounts receivable decreased from $4,243,673 at December 31, 1999 to $2,511,838 at December 31, 2000. This was due to the decrease in revenues during 2000 as a result of the sale of certain subsidiaries during fiscal 2000.

Inventory and other current assets. As of December 31, 1999, the Company had $923,393 in inventory as compared to $51,408 as of December 31, 2000, a decrease of $871,985, due to the sale of certain subsidiaries during fiscal 2000.

Total Current Assets. As of December 31, 1999, the Company had $5,743,882 in total assets as compared to $3,300,083 as of December 31, 2000, a decrease of $2,443,799. This was primarily due to the sale of certain subsidiaries during fiscal 2000 offset against the receipt of promissory notes in the amounts of $194,809 and $148,000.

Property, plant and equipment. Property, plant and equipment decreased from $3,362,741 at December 31, 1999 to $503,651 at December 31, 2000, a decrease of $2,859,090, primarily due to the sale of certain subsidiaries during fiscal 2000, including Bodegas Garcia Errazuriz S.A. (the vineyard).

Other assets. Other assets decreased from $4,890,084 at December 31, 1999 to $2,149,841 at December 31, 2000, a decrease of $2,740,243. This decrease is primarily the result of a decrease in investments in subsidiaries in 2000, a write off of goodwill, and the sale of subsidiaries during fiscal 2000.

Liabilities

Current liabilities. Current liabilities decreased from $4,542,524 at December 31, 1999 to $2,597,055 at December 31, 2000, a decrease of $1,945,469 of a result of the sale of certain subsidiaries during fiscal 2000.

Long-term liabilities. Long-term liabilities decreased from $3,460,958 at December 31, 1999 to $495,382 at December 31, 2000, a decrease of $2,965,576.
This decrease is a result of the sale of certain subsidiaries during fiscal
2000.

The Company anticipates that its cash requirements will decrease as a result of the sale of certain subsidiaries during fiscal 2000. The Company will focus on its Core Business and developing its modified business plan in 2001. The Company currently anticipates that its available cash resources and cash generated from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next twelve months. As of December 31, 2000, there were no commitments for long term capital expenditures. If the Company is unable to achieve profitability, or seeks further expansion, additional funding will become necessary. No assurances can be given that either equity or debt financing will be available.

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

Income from Operations. Income from Operations decreased from $733,365 in 1998 to a loss of $635,992, primarily from losses generated by the Core Business.

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

Net Income and Income Tax. Income taxes decreased from $124,214 in 1998 to $13,412 in 1999, as a consequence of the lower level of Income before Taxes, decreasing from $805,136 in 1998 to a loss of $2,851,444 in 1999. Net Income decreased from $635,360 for 1998 to a loss of $2,961,591 in 1999.

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

Property, plant and equipment. Property, plant and equipment increased from $1,689,410 at December 31, 1998 to $3,362,741 at December 31, 1999, an increase of $1,673,331.

Other assets. Other assets have decreased from $6,304,267 at December 31, 1998 to $4,890,084 at December 31, 1999, a decrease of $1,414,183.

Liabilities

Current liabilities. Current liabilities increased from $1,297,744 at December 31, 1998 to $4,695,542 at December 31, 1999, an increase of $3,677,798.

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

Reliance on Third Party Manufacturers May Disrupt Operations

         The core business of the Company does not manufacture or sell any equipment. Rather, the Company, on a contract basis, relies on third-party manufacturers for the equipment sold. Reliance on such manufacturers may subject the Company to various risks associated with scheduling and timely production and delivery of equipment, availability of completed products, as well as administrative problems dealing with one or more manufacturers or suppliers. These risks include, among others, the possibility of a change in the amount of commission payable and a postponement of a commission owed to the Company. While the Company has never been subject to any material disruptions in its operations, any such disruption could have a material adverse effect on the Company.

Competition

         In its core business, the Company is engaged in a highly competitive segment of an industry which is very active and consistently attracts new competitors. The Company, in its core business, competes directly or indirectly with a number of companies, many of which are larger, better capitalized, more established and have greater access to resources necessary to produce a competitive advantage. The Company's major competitors represent well-known manufacturers in Chile and include Gildemeister S.A.C. (Caterpillar), Sigdo Koppers Comercial S.A.C. (Dresser International Bridgestone), Pfeninger and Co. (Sulzer Escher Wyss, Joy Manufacturing) and the local offices of larger manufacturers or traders such as Marubeni, Babcock Wilcox, Mitsubishi, General Electric, and GEC Alsthom.

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

         With the implementation of the Company's revised business strategy, it will become necessary for the Company to hire additional experienced professional individuals to meet its expanding needs. The Company intends to use certain of its existing staff to perform a number of these duties and to participate in the selection of new personnel, as required. Such individuals may include engineers, technicians, management, marketing personnel or specialized consultants. While the Company believes that by offering competitive salaries and benefit packages, it will be able to solicit and hire qualified individuals, no assurances can be made that such individuals will accept employment with the Company or will continue to be employed by the Company, or that qualified individuals will be available to the Company when needed.

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

Currency Fluctuations

         Economic policies in Chile and any future changes in the value of the Chilean peso against the United States dollar could aversely affect the value of the Company's common stock. The Chilean peso has been subject to large devaluations in the past and may be subject to significant fluctuations in the future.

         Currency fluctuations may have an effect on the Company's current activities by the fact that the Company's operational expenses (costs) are tied to the Chilean peso, while revenues are generally tied to the United States dollar or other foreign currencies (depending from whom equipment is purchased or for whom services are provided). A weakening of the United States dollar (or other foreign currencies) against the Chilean peso means that while the Company's revenues may remain unaffected by the weakening of the United States dollar against the currencies, the Company's costs (which are paid in these currencies) will increase. Conversely, if the Chilean peso is weak against foreign currencies, the cost of local goods and services are less expensive. While currency fluctuations have not had a material effect on the financial condition of the Company, no assurances can be made that any such currency fluctuation will not adversely affect the Company.

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

         o        General economic conditions

         o        Quarterly variations in the Company's results of operations

         o        The loss of a major customers, suppliers or business partners

         o        The addition or departure of key personnel

There has been a limited trading market for our common stock.

         The Company's common stock is traded on the "pink sheets.". The common stock has only a limited trading market. The Company cannot assure the shareholders that a more active trading market will develop or, if developed, that it will be maintained. As a result, a shareholder might find it difficult to dispose of, or to obtain accurate quotations as to the value of, the common stock.

Our listing on the "Pink Sheets" subjects trading of the common stock to additional regulations.

         Our common stock has a limited trading market as it is listed on the "pink sheets" and the trading price of the common stock is less than $5.00 per share. Trading in the common stock is therefore subject to the requirements of Rule 15g-9 promulgated under the Exchange Act. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The common stock is also subject to the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, which requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the Securities and Exchange Commission, any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). Such requirements could severely limit the market liquidity of the common stock.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

The directors and executive officers are as follows:

       NAME                 AGE                            POSITION
       ----                 ---                            --------
Pedro Pablo Errazuriz        64        Chairman of the Board, Chief Executive Officer
Jose Luis Yrarrazaval        61        Vice Chairman of the board/Chief Financial Officer/Secretary Director
Alberto Coddou               62        Director
Sergio Jimenez               63        Director
Claude Mermier               65        Director

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

BOARD OF DIRECTORS

         Directors are elected at the Company's annual meeting of shareholders and serve for one year until the next annual shareholders' meeting or until their successors are elected and qualified. Officers are elected by the Board of Directors and their terms of office are at the discretion of the Board. All of the Company's executive officers are full-time employees of the Company. The Company pays its Directors a fee of $1,000 per meeting attended, and reimburses all Directors for their expenses in connection with their activities as directors of the Company. Directors of the Company who are also employees of the Company do not receive additional compensation for their services as directors.

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

         The principal functions of the Audit Committees are to recommend the annual appointment of the Company's auditors concerning the scope of the audit and the results of their examination, to review and approve any material accounting policy changes affecting the Company's operating results and to review the Company's internal control procedures. The Investment and Compensation Committee reviews and recommends investments, compensation and benefits for the executives of the Company. The Nominating Committee seeks out qualified persons to act as members the Company's Board of Directors. The Employee Stock Option Committee and the Directors Stock Option Committee administer and interpret the Company Stock Option Plan and the Directors Stock Option Plan and are authorized to grant options pursuant to the terms of these plans.

         During the year ended December 31, 2000, the Company's Board of Directors held six meetings. All of the directors attended this meeting. During the year ended December 31, 2000 the Investment and the Compensation Committee met three times. The functions of the other committees were performed by the entire Board of Directors during 2000.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company directors and executive officers, and persons who own more than ten percent (10%) of the Company's outstanding Common Stock, file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by the Commission to furnish the Company with copies of all such reports they file. The Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representation, as of December 31, 2000, all of the Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners have been satisfied.

ITEM 10. EXECUTIVE COMPENSATION AND EMPLOYMENT AGREEMENTS

         The following table sets forth compensation awarded to, earned by or paid to the Company's Chief Executive Officer.

                           SUMMARY COMPENSATION TABLE

                                                                                       OTHER ANNUAL
NAME AND PRINCIPAL POSITION                  YEAR          SALARY        BONUS         COMPENSATION
---------------------------------------- ------------- -------------- ------------- ------------------
Pedro P. Errazuriz                           2000         $ 0.00         $ 0.00       $   20,000.00*
    President Chief Executive Officer        1999         $ 0.00         $ 0.00       $   20,000.00*
    Chairman                                 1998         $ 0.00         $ 0.00       $   20,000.00*

         * This is allocated to an annual automobile allowance

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

         Options granted under the Stock Option Plan are exercisable after the period or periods specified in the option agreement, and options granted under the Directors Plan are exercisable immediately. Options granted under the Plans are not exercisable after the expiration of five years from the date of grant and are not transferable other than by will or by the laws of descent and distribution. The Plans also authorize the Company to make loans to optionees to enable them to exercise their options.

         No options have been issued under either plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 2000, the number of shares of Common Stock which were owned beneficially by (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group. As of December 31, 1999, there were 2,820,100 shares issued and outstanding.

                                                                          AMOUNT AND NATURE OF      PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                                  BENEFICIAL OWNERSHIP(2)  OF CLASS(3)
------------------------------------------------------------------------ -----------------------  -----------
Alberto Coddou(4).......................................................               0                 0%
Pedro P. Errazuriz(5)(8)................................................       1,511,500              53.6%
Sergio Jimenez..........................................................               0                 0%
Claude Mermier(6).......................................................               0                 0%
Jose Luis Yrarrazaval...................................................          11,450                  *

All directors and executive officers as a group (6 persons).............       1,522,950               54.%
Igenor, Ingenierie et Gestion, S. A.(7).................................       1,425,000              50.5%
Berta Dominguez(7)(8)...................................................       1,425,000              50.5%

--------------
*Less than one percent.

(1) Unless otherwise indicated, the address of each beneficial owner is Avenida Americo Vespucio Sur #100, Piso 16, Las Condes Santiago, Chile.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof. Based on 2,820,100 shares issued and outstanding as of the date hereof.

(3)      Based on 2,820,100 issued and outstanding as of the date hereof.

(4)      Mr. Coddou's address is Santa Lucia 280-OF.12, Santiago, Chile.

(5) Includes 1,450,000 shares of Common Stock owned by Igenor, Ingenierie et Gestion, S.A., a Swiss corporation ("Igenor") of which Mr. Pedro P. Errazuriz owns 50% the outstanding capital stock. Also includes 86,500 shares of Common Stock owned directly by Mr. Pedro P. Errazuriz.

(6) Mr. Mermier's address is c/o Etude Montavan-Mermier, 22, rue Etienne Dumont, 1211 Geneve 3, Switzerland.

(7) The principal shareholders of Igenor are Mr. Pedro P. Errazuriz (50%), the Chairman of the Company's Board of Directors; Mrs. Berta Dominguez (49.50%), the wife of Mr. Pedro P. Errazuriz; Mr. Pedro Pablo Errazuriz Dominguez, a son of Mr. Pedro P. Errazuriz and Mrs. Berta Dominguez (0.25%); and Pierre Yves Montavon (0.25%), an unrelated third party. The address for this company is c/o Etude Montavan-Mermier, 22, rue Etienne Dumont, 1211 Geneve 3, Switzerland.

(8) Consists of 1,425,000 shares of Common Stock owned by Igenor, of which Mrs. Berta Dominguez owns 49.50% of the outstanding capital stock. Mrs. Berta Dominguez is the wife of Mr. Pedro P. Errazuriz, the Company's Chairman of the Board of Directors.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions Between the Company and its Officers, Directors and Affiliates

         The Company holds a note receivable from Mr. Errazuriz, the Company's Chairman of the Board. The original note balance amounted to $606,031 payable in four annual installments with interest at 8-1/2% per year beginning January 15, 1998. As of December 31, 2000, the balance amounted to approximately $214,000 (including interest). On June 30, 1999, the Company acquired 1,332,600 shares of common stock of CONUSA, representing 50% of the issued and outstanding common stock of CONUSA, from Mr. Errazuriz, CONUSA's controlling shareholder. The Company acquired the CONUSA common stock in exchange for certain assets, including certain real property located in Chile, as well as the forgiveness of debt in the sum of approximately $125,000 due from Mr. Errazuriz.

         All transactions between the Company and its officers, shareholders and each of their affiliated companies have been made on terms no less favorable to the Company than those available from unaffiliated parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a)      Exhibits

3.1      Company's Amended and Restated Articles of Incorporation(1)
3.2      Company's Revised Amended and Restated Bylaws(1)
4.1      Form of Warrant Agreement together with the form of Warrant
         Certificate(1)
4.1(a) Revised Form of Warrant Agreement together with the form of Warrant Certificate(1)
4.2 Revised Form of Representatives' Warrant Agreement together with the revised Form of Representatives' Purchase Warrant Certificate(1)
4.2(a) Form of Representatives Warrant and Registration Rights Agreement together with the revised Form of Representatives' Purchase Warrant Certificate(1)
4.2(b) Revised Form of Representative's Warrant Agreement together with the revised Form of Representative's Purchase Warrant Certificate(1)
4.3      Specimen of Common Stock Certificate.(1)
4.4 Specimen of Warrant Certificate (to be included in the revised Form of Warrant Agreement in Exhibit 4.1(a) (1)
4.4(b) Specimen of Warrant Certificate (to be included in the revised Form of Warrant Agreement in Exhibit 4.2(b)) (1)
10.1     Stock Option Plan(1)
10.1(a)  Revised Stock Option Plan(1)
10.2     Directors Stock Option Plan(1)
10.2(a)  Revised Directors Stock Option Plan(1)
10.4 Agreement between ESSAN and Bayesa for the Final Disposal of the Antofagasta Sewage (New translation with Appendices No. 1-5 but without maps)(1)
10.19 Letter from Westinghouse Electric Corporation to the Company, dated July 31, 1995.(1)
10.19(a) Special Sales Representative Agreement between Westinghouse Electric
         Company S.A. and Errazuriz Y Asociados Ingenieros S.A.(1)
10.20 Credit Line Agreement between Bayesa and Banco Security, dated July 19, 1995.(1)
10.21 Buy/Sell of Shares, Concession of Rights, Commitments To Social Modifications and Changes in Debt Balances between C.E. Consonni & Ecesa.(2)
21       Subsidiaries of Registrant(1)
23.1     Consent of Independent Auditors(3)

(1) Incorporated by reference from the Company's Registration Statement, as amended, on Form SB-2 filed with the Securities and Exchange Commission and declared effective on October 29, 1996.
(2) Filed as exhibit 2.1 to the Company's Form 8-K dated March 26, 2001 and incorporated herein by reference.
(3)      Filed herewith.

(b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the fourth quarter of the year ended December 31, 2000.

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

Dated:  April 9, 2000            By: /s/ Pedro P. Errazuriz
                                    --------------------------------------------
                                     Pedro P. Errazuriz, President, Chief
                                     Executive Officer and Chairman of the
                                     Board of Directors (Principal executive
                                     officer)

Dated: April 9, 2000             By: /s/ Jose Luis Yrarrazaval
                                    --------------------------------------------
                                     Jose Luis Yrarrazaval, Chief Financial
                                     Officer, Secretary and Director (Principal
                                     financial and accounting officer)

Dated: April 9, 2000             By: /s/ Alberto Coddou
                                    --------------------------------------------
                                     Alberto Coddou, Director

Dated April 9, 2000              By: /s/ Alberto Coddou
                                    --------------------------------------------
                                     Alberto Coddou, Director

Dated: April 9, 2000             By: /s/ Sergio Jimenez
                                    --------------------------------------------
                                     Sergio Jimenez, Director

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                                                                          Page
                                                                          ----

Independent Auditors' Report..........................................     F-2

Consolidated Balance Sheets...........................................     F-3

Consolidated Statements of Operations.................................     F-5

Consolidated Statements of Shareholders' Equity.......................     F-6

Consolidated Statements of Cash Flows.................................     F-7

Notes to Consolidated Financial Statements............................     F-9

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Andean Development Corporation and Subsidiaries
Miami, Florida

We have audited the accompanying consolidated balance sheets of Andean Development Corporation and Subsidiaries (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Andean Development Corporation and Subsidiaries as of December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Miami, Florida
February 10, 2001

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999

                                     ASSETS

                                                         2000           1999
                                                     -----------    -----------
Current Assets:
   Cash                                              $   213,589    $   125,163
   Short-term investments                                     --        145,794
   Accounts receivable                                 2,511,838      4,243,673
   Notes receivable                                      148,000             --
   Inventory                                              51,408        923,393
   Other current assets                                  180,439        305,859
                                                     -----------    -----------
         Total Current Assets                          3,105,274      5,743,882
                                                     -----------    -----------
Property, Plant and Equipment, net                       503,651      3,362,741
                                                     -----------    -----------
Other Assets:
   Real estate held for investment                            --         96,872
   Goodwill                                              205,157      2,631,359
   Notes receivable from related parties and other     1,739,558      1,300,933
   Investment in unconsolidated subsidiaries             243,168        392,435
   Deferred charges                                           --        138,984
   Deposits and other                                    156,767        329,501
                                                     -----------    -----------
                                                       2,344,650      4,890,084
                                                     -----------    -----------
                                                     $ 5,953,575    $13,996,707
                                                     ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                           December 31, 2000 and 1999

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                               2000             1999
                                                           ------------     ------------
Current Liabilities:
   Obligations with banks                                  $    989,571     $    441,553
   Current portion of long-term debt                                 --          603,628
   Accounts payable and accrued expenses                      1,607,484        2,110,669
   Due to related parties                                            --          114,304
   Current portion of due to public entities                         --          760,881
   Deferred gain on sale of land                                     --          511,489
                                                           ------------     ------------
         Total Current Liabilities                            2,597,055        4,542,524
                                                           ------------     ------------
Long-Term Liabilities:
   Long-term debt, excluding current portion                         --          404,846
   Staff severance indemnities                                   72,364           66,685
   Due to public entities                                            --        2,566,409
   Dividends payable                                            423,018          423,018
                                                           ------------     ------------
                                                                495,382        3,460,958
                                                           ------------     ------------
Minority Interest                                               572,182          540,442
                                                           ------------     ------------
Shareholders' Equity:
   Preferred stock, $.0001 par value, 5,000,000 shares
     authorized, no shares issued and outstanding                    --               --
   Common stock, $.0001 par value, 20,000,000 shares
     authorized, 2,820,100 shares issued and outstanding            282              282
   Additional paid-in capital                                 5,724,320        5,724,320
   Accumulated deficit                                       (3,124,172)         (36,268)
   Accumulated other comprehensive income (loss)               (311,474)        (235,551)
                                                           ------------     ------------
         Total Shareholders' Equity                           2,288,956        5,452,783
                                                           ------------     ------------
                                                           $  5,953,575     $ 13,996,707
                                                           ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                     Years Ended December 31, 2000 and 1999

                                                             2000            1999
                                                          -----------     -----------
Revenues                                                  $ 2,759,417     $ 2,126,811
Cost of Operations                                          1,968,744       1,488,768
                                                          -----------     -----------
Gross Profit                                                  790,673         638,043
Selling and Administrative Expenses                           847,484         549,370
                                                          -----------     -----------
                                                              (56,811)         88,673
                                                          -----------     -----------
Other Income (Expense):
   Interest income (expense), net                             (98,303)         72,023
   Equity in earnings from unconsolidated subsidiaries         96,168          60,092
   Impairment of goodwill                                  (1,256,932)             --
   Other                                                     (484,583)        178,686
   Provision for uncollectible accounts                            --        (955,417)
   Depreciation and amortization                             (342,280)     (1,223,836)
                                                          -----------     -----------
                                                           (2,085,930)     (1,868,452)
                                                          -----------     -----------
Loss from Continuing Operations Before
Income Taxes and Minority Interest                         (2,142,741)     (1,779,779)
Income Taxes                                                   27,682          13,412
                                                          -----------     -----------
Loss from Continuing Operations                            (2,170,423)     (1,793,191)

Discontinued Operations (See Note 7):
   Income (loss) from operations, net                         501,301      (1,071,665)
   Loss on sale, net                                       (1,450,522)             --
                                                          -----------     -----------
Total Loss from Discontinued Operations                      (949,221)     (1,071,665)
                                                          -----------     -----------
Loss Before Minority Interest                              (3,119,644)     (2,864,856)
Minority Interest                                              31,740         (96,735)
                                                          -----------     -----------
Net Loss                                                   (3,087,904)     (2,961,591)

Other Comprehensive Income (Loss):
   Foreign currency translation adjustment                    (75,923)        (95,602)
                                                          -----------     -----------
Comprehensive Income (Loss)                               $(3,163,827)    $(3,057,193)
                                                          ===========     ===========
Per Common Share:
  Net Loss From Continuing Operations                     $     (0.77)    $     (0.64)
  Discontinued Operations, Net                                  (0.34)          (0.38)
  Minority Interest                                              0.01           (0.03)
                                                          -----------     -----------
Net Loss Per Share - Basic                                $     (1.10)    $     (1.05)
                                                          ===========     ===========
Weighted Average Shares Outstanding - Basic                 2,820,100       2,820,100
                                                          ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                     Years Ended December 31, 2000 and 1999

                                                                         Retained Earnings  Accumulated Other     Total
                                             Common       Additional       (Accumulated       Comprehensive    Shareholders'
                                              Stock     Paid-In Capital       Deficit)        Income (Loss)       Equity
                                           -----------    -----------       -----------        -----------      -----------
Balance at December 31, 1998               $       282    $ 5,724,320       $ 2,925,323        $  (139,949)     $ 8,509,976

Net loss                                            --             --        (2,961,591)                --       (2,962,591)

Translation adjustment                              --             --                --            (95,602)         (95,602)
                                           -----------    -----------       -----------        -----------      -----------
Balance at December 31, 1999                       282      5,724,320           (36,268)          (235,551)       5,452,783

Net loss                                            --             --        (3,087,904)                --       (3,087,904)

Foreign currency translation adjustment             --             --                --            (75,923)         (75,923)
                                           -----------    -----------       -----------        -----------      -----------
Balance at December 31, 2000               $       282    $ 5,724,320       $(3,124,172)       $  (311,474)     $ 2,288,956
                                           ===========    ===========       ===========        ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years Ended December 31, 2000 and 1999

                                                                2000            1999
                                                            -----------     -----------
Cash Flows from Operating Activities:
   Net loss                                                 $(3,087,904)    $(2,961,591)
   (Income) loss from discontinued operations                  (501,301)      1,071,665
   Loss on sale of discontinued operations                    1,450,522              --
   Minority interest                                            (31,740)         96,735
                                                            -----------     -----------
                                                             (2,170,423)     (1,793,191)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Depreciation and amortization                              342,280       1,223,836
     Provision for uncollectible accounts                            --         955,417
     Equity in earnings from unconsolidated subsidiaries         96,168          60,092
     Impairment of goodwill                                   1,256,932              --
     Foreign currency translation adjustment                    (75,923)        (95,602)
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                                    674,278       1,348,720
         Inventory                                              (15,501)        313,532
         Other current assets                                   113,005        (456,971)
         Note receivable                                        313,500      (1,445,206)
         Note receivable from related party                          --         318,043
         Deferred charges                                       138,984              --
         Deposits and other                                     158,054        (226,568)
       Increase (decrease) in:
         Accounts payable                                       770,947        (614,829)
         Deferred revenue                                      (511,489)        511,489
         Staff severance indemnities                            (29,267)         12,584
         Accrued expenses and other                              33,179        (190,280)
         Income taxes payable                                    22,178        (108,915)
                                                            -----------     -----------
Net Cash Provided by Operating Activities                     1,116,902         726,093
                                                            -----------     -----------
Cash Flows from Investing Activities:
   Purchase of property, plant and equipment                     (1,542)       (428,341)
   Sale of real estate held for investment                       96,872         261,070
   Investment in unconsolidated subsidiaries                    149,267              --
   Proceeds from (purchase of) short-term investments            60,058         (92,671)
                                                            -----------     -----------
Net Cash Provided by (Used in) Investing Activities             304,655        (259,942)
                                                            -----------     -----------

The accompanying notes are an integral part of these consolidated financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                     Years Ended December 31, 2000 and 1999

                                                                     2000            1999
                                                                 -----------     -----------
Cash Flows from Financing Activities:
   Net (payments to) proceeds from related parties               $  (601,216)    $   562,335
   Net proceeds from obligations  with bank                          548,018         283,894
   Principal payments on long-term debt                           (1,279,933)     (1,111,251)
   Dividends paid                                                         --        (141,002)
                                                                 -----------     -----------
Net Cash Used in Financing Activities                             (1,333,131)       (406,024)
                                                                 -----------     -----------
Net Increase in Cash                                                  88,426          60,127
Cash at Beginning of Year                                            125,163          65,036
                                                                 -----------     -----------
Cash at End of Year                                              $   213,589     $   125,163
                                                                 ===========     ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for interest                        $   148,998     $   178,152
                                                                 ===========     ===========
Supplemental Disclosure of Non-Cash Investing Activities:
   Net assets acquired from consolidated subsidiaries:
     Short-term investments                                      $        --     $    29,640
     Accounts receivable                                                  --       4,730,401
     Inventory                                                            --       1,236,925
     Due from related parties                                             --          35,928
     Property, plant and equipment                                        --       1,466,734
     Other current assets                                                 --         532,612
     Other assets                                                         --          20,801
     Accounts payable                                                     --      (2,118,745)
     Accrued expenses                                                     --        (356,885)
     Due to public entities                                               --      (3,327,290)
     Long-term debt                                                       --      (1,508,939)
                                                                 -----------     -----------
                                                                 $        --     $   741,182
                                                                 ===========     ===========
   Net assets disposed of on sale of discontinued operations:
     Property, plant and equipment                               $ 2,516,810     $        --
     Goodwill                                                      1,169,270              --
     Due to public entities                                       (3,327,290)             --
                                                                 -----------     -----------
                                                                 $   358,790     $        --
                                                                 ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 2000 and 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization - Andean Development Corporation ("ADC" or the "Company") was incorporated in the State of Florida on October 19, 1994. ADC operates its lines of business principally in Chile, Peru, Argentina and Spain. The Company provides engineering and project management services for energy and private works projects and sells, as agent, major electrical and mechanical equipment. The Company also advises and assists large private utilities and government agencies in obtaining land easements from private owners for installation of electrical lines, sewer plant infrastructure and piping and roads and develops educational and training software.

         Basis of Presentation - The accompanying consolidated financial statements include the accounts of ADC and the following consolidated subsidiaries:

                                                                                             Ownership
                                  Subsidiary                                  Domicile       Percentage
                                  ----------                                  --------       ----------
Errazuriz y Asociados Ingenieros, S. A. ("EAI") Chilean Corporation             Chile           100%

Errazuriz y Asociados Ingenis, S.A. ("E&A Ingesis S.A.") Chilean Corporation    Chile           100%

CONUSA* U.S. Corporation                                                        Spain            61%

         * CONUSA owns a 19% interest in Consonni (located in Bilboa, Spain) and a 92% of Equipos de Control Electrico S.A. ("ECESA").

         ADC and the above subsidiaries are collectively referred to as the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

         During 2000, the Company sold 100% of its ownership in the following previously consolidated subsidiaries:

         o June 30, 2000 - Aguas y Ecologia, S. A., Negociaciones y Servidumbre, S. A. and Nysacar, S. A.

         o        August 31, 2000 - Bodegas Garcia Errazuriz, S. A.

         On December 12, 2000, Consonni USA, Inc. ("CONUSA"), a 61% owned subsidiary of the Registrant, sold approximately 78% of its capital stock in Construcciones Electromecanicas Consonni, S.A. ("Consonni") to unrelated minority shareholders of Consonni. The purchase price was approximately U.S. $1,200,000. As a consequence of this transaction, CONUSA will retain only a 19% equity interest in Consonni.

         The initial payment of approximately $266,700 has been received by CONUSA. The balance is to be paid to CONUSA over five years as follows:

         Approximately $80,000 on June 20, 2001; and

         Nine semiannually payments of approximately $85,000 commencing December 2001

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 2000 and 1999

                                  (continued)

         The Company recognized a loss of approximately $1,451,000 on the sale of its interest in Consonni and income from discontinued operations of approximately $501,000, which are stated separately in the accompanying consolidated statements of operations. In addition, as a result of the sale, the remaining goodwill of $1,256,932, connected with the original acquisition of Consonni, was considered impaired and written off.

         In addition, The Company consolidated its subsidiaries Errazuriz y Asociados Division Comercial S.A., Ingesis S.A. and Igenor Andina S.A. into one company, named E&A Ingesis S.A. E&A Ingesis S.A. will concentrate its business on the education segment of the Company. The engineering activities shall be conducted through Errazuriz y Asociados Ingenieros S.A. and the Spanish sales and trading will continue to be operated by ECESA.

         The Company's proportionate share of income or loss for subsidiaries sold during the year is included in the accompanying consolidated statements of operations as discontinued operations.

         Functional Currency - The consolidated financial statements have been translated in accordance with the provisions set forth in Statement of Financial Accounting Standards No. 52, from Chilean pesos and Spanish pesetas (the functional currencies) into US dollars (the reporting currency). The exchange rate used at December 31, 2000 for assets and liabilities was 573.73 Chilean pesos to U.S. $1.00 and 176.68 Spanish pesetas to U.S. $1.00. Shareholders' equity components are translated at historical rates. The weighted average exchange rates used during the years ended December 31, 2000 and 1999, respectively, for results of operations were 537.64 Chilean pesos to U.S. $1.00 and, 179.86 Spanish pesetas to U.S. $1.00. The effects of exchange rate changes are reflected as a separate component of shareholders' equity.

         Revenue Recognition - The Company earns revenue principally from commissions associated with the sale of equipment and from fees for the performance of engineering services and providing technical assistance in the development of specialized projects.

         Revenues for fees associated with services are recognized when performed and are based on standard billing rates.

         The Company earns commissions on the sale of equipment. For turnkey jobs, commissions are earned when the contracts are signed and "Orders to Proceed" are issued. In some instances, due to the significant time the Company is required to wait for payment, commissions that the Company initially believed it had earned are changed. Due to the Company's inability to determine the amount of commissions, the Company, commencing in 1999, recognizes commissions only when they are received. This change in policy is not deemed to have a material impact on the Company's consolidated financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 2000 and 1999

                                  (continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, periodic temporary investments of excess cash, and trade receivables. The Company places its cash with high credit quality financial institutions. A significant portion of the Company's sales are to several large customers and, as such, the Company is directly affected by the well-being of those customers. However, the credit risk associated with trade receivables is minimal due to the significant size of the Company's customers and the Company's ongoing efforts to monitor the credit worthiness of its customers.

         Fair Values of Financial Instruments - The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of cash, short-term investments, accounts receivable, notes receivable, accounts payable and notes payable approximate the carrying amounts at December 31, 2000 and 1999.

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

         Foreign Operations - The Company is a holding company for foreign entities, operating primarily in South America and Spain. In South America and Spain the potential for both economic and political change in the business environment is different from that of the United States. Therefore, the Company's results of operations and financial position could be materially affected by sudden changes in the business and political environments in the countries that the Company operates.

         Income Taxes - Deferred tax assets and liabilities are recognized for the future income tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

         Income tax expense totaled $27,682 and $13,412 for the years ended December 31, 2000 and 1999, respectively.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 2000 and 1999

                                  (continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Earnings Per Common Share - Basic earnings per common share are based on the weighted average number of shares outstanding of 2,820,100 for the years ended December 31, 2000 and 1999, respectively, after giving effect to common stock equivalents that would have a dilutive effect on earnings per share. Warrants issued with exercise prices greater than the existing market value of the Company stock are deemed anti-dilutive and are not components of earnings per share.

         Recent Pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires the recognition of the fair value of all derivative instruments on the balance sheet. Subsequent to the issuance of SFAS 133, the FASB received many requests to clarify certain issues causing difficulties in implementation. In June 2000, the FASB issued SFAS 138, which responds to those requests by amending certain provisions of SFAS 133. These amendments include allowing foreign-currency exposures that reduce the need for third-party derivatives and redefining the nature of interest rate risk to avoid sources of ineffectiveness. The impact of adopting SFAS 133, as amended by SFAS 138, is not significant.

         In February 1999, the Financial Accounting Standards board Issued Statement of Financial Accounting Standards No. 135 "Recission of FASB Statement No. 75 and Technical Corrections" which is effective for financial statements issued after February 15, 1999. There is no impact to the Company's financial reporting or presentation due to the adoption of SFAS No. 135.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth quarter of fiscal 2001. The Company is currently evaluating the impact of SAB 101 and its related interpretations to determine the effect it will have on the Company's consolidated financial position and results of operations.

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

         Reclassifications - Certain amounts in the 1999 consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the 2000 consolidated financial statements.

NOTE 2 - SHORT-TERM INVESTMENTS

         Short-term investments at December 31, 1999 consist of time deposits totaling $145,794 invested in local Chilean and Spanish banks with maturity dates ranging from three months to one year. These investments earned an annual rate of interest ranging from 1.44% to 3.60%. There were no short-term investments at December 31, 2000.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 2000 and 1999

                                  (continued)

NOTE 3 - OTHER CURRENT ASSETS

         Other current assets consist of the following at December 31:


                                                       2000            1999
                                                   -----------     -----------
         Recoverable taxes                         $   158,013     $   142,067
         Advances to suppliers                              --          29,943
         Other                                          22,426         133,849
                                                   -----------     -----------
                                                   $   180,439     $   305,859
                                                   ===========     ===========

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment, net, consist of the following at December 31:

                                                       2000            1999
                                                   -----------     -----------
         Land and building                         $        --     $ 1,113,639
         Vineyard                                           --         588,532
         Vehicles                                      250,010         237,356
         Installations and machinery                        --       1,355,173
         Other installations and equipment                  --         678,255
         Office equipment                               70,324          88,789
         Furniture and fixtures                        117,942         760,661
         Leasehold improvements                        404,312         371,796
         Leased property                                    --          47,780
                                                   -----------     -----------
         Total property, plant and equipment,
            at cost                                    842,588       5,241,981

         Less accumulated depreciation and
            amortization                              (338,937)     (1,879,240)
                                                   -----------     -----------
                                                   $   503,651     $ 3,362,741
                                                   ===========     ===========

         Depreciation expense approximated $342,000 and $1,224,000 for the years ended December 31, 2000 and 1999, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

         The Company conducts a substantial amount of its business with companies that are affiliated with shareholders of the Company. As a result, fees for services or commissions on sales have been received from or paid to affiliated companies.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 2000 and 1999

                                  (continued)

NOTE 6 - NOTE RECEIVABLE FROM RELATED PARTY AND OTHER

         During 1997, the Company received a note from Pedro Pablo Errazuriz, the Company's Chairman of the Board, in the amount of $606,031, payable in four annual installments, plus interest at 8 1/2% per year, commencing January 15, 1998. The note was in exchange for the purchase of real estate. As of December 31, 2000 and 1999 the balance of this note approximated $214,000.

         During 1999, Ingenor Andina, S. A., a subsidiary of the Company, sold land in exchange for an $890,000 note. The note is payable in four annual installments commencing June 2000. U.S. generally accepted accounting principles (GAAP) requires certain criteria to be met before the revenue on on the sale of land can be recognized. Revenue from the sale of land is recognized when (i) the cash received is at least 20% of the selling price, (ii) the earnings process is complete and (iii) the collection of any remaining receivable is reasonably assured. Since there was no cash received at the time of the sale (less than 20% of the selling price was paid), the $511,000 gain on the sale of the land was deferred and was included in the accompanying consolidated balance sheets as of December 31, 1999. During 2000, Ingenor Andina, S. A. reacquired the land due to the non-payment of the note and the sale was reversed.

         The amounts due from the affiliated companies totaled $902,499 (derived from the sale of interest in Consonni) and $197,183 at December 31, 2000 and 1999, respectively. At December 31, 1999, funds payable to affiliated companies' totaled $114,304 (none in 2000).

NOTE 7 - DISCONTINUED OPERATIONS

         During the year 2000, the Company adopted a formal plan to sell the net assets of Consonni, S.A. and certain Chilean subsidiaries. The disposal date of Consonni was December 19, 2000.

         The following represents the results of operations of the discontinued subsidiaries during the year ended December 31, 2000:

                                                      Consonni, S.A.
                                                         Chilean        Combined
                                         (Spain)      Subsidiaries        Total
                                       -----------     -----------     -----------
         Revenues                      $ 9,319,985     $    77,007     $ 9,396,992
         Cost of sales                  (7,569,478)        (95,173)     (7,664,651)
                                       -----------     -----------     -----------
         Gross margin                    1,750,507         (18,166)      1,732,341

         General and administrative
           expenses                       (864,500)        (49,261)       (913,761)

         Other - net                      (379,868)         62,589        (317,279)
                                       -----------     -----------     -----------
         Net income (loss) from
          discontinued operations      $   506,139     $    (4,838)    $   501,301
                                       ===========     ===========     ===========

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 2000 and 1999

                                  (continued)

NOTE 8 - DEFERRED CHARGES

         Deferred charges consist of the following at December 31:

                                                    1999
                                                 ----------
         Intangible assets                       $   51,292
         Covenant not to compete                     87,692
                                                 ----------
                                                 $  138,984
                                                 ==========

         Acquisition costs were being amortized on a straight-line basis over 10 years. Amortization commenced in 1998 and amounted to approximately $11,700. Intangible assets and covenants not to compete were amortized on a straight-line basis over 3 to 5 years beginning in 1999. During 2000, the Company sold Negociaciones y Servidumbre, the subsidiary that owned these assets (See Note 1).

NOTE 9 - OBLIGATION WITH BANKS

         Obligations with banks consist of lines-of-credit with local Chilean and Spanish banks. Interest rates on all lines-of-credit are based on the Asociacion de Bancos y Entidades Financieras (T.A.B.) rate, which represents a daily average of the interest paid by banks on its deposits. The rate is then adjusted upwards approximately 1.5% for the banks profit, and then an additional 1.0% - 1.7% reflecting the individual risk of the bank on the individual loan.

         These lines-of-credit are secured by an assignment of the Company's accounts receivable. Obligations with banks under lines-of-credit amounted to approximately $990,000 and $442,000 at December 31, 2000 and 1999, respectively. The Company owed approximately $26,000 to Chilean banks and $964,000 to Spanish banks at December 31, 2000.

NOTE 10 - LONG-TERM DEBT

         Long-term debt consists of the following at December 31:

                                                               1999
                                                           -----------
         Notes payable, collateralized by trade
           receivables with interest payable at 6.25%
           payable monthly                                 $   547,040

         Note payable, collateralized by  mortgage
           on the real estate held for investment, with
           interest at 8.7% and payable monthly                 94,923

         Note payable, collateralized by mortgage
           on vineyard property with interest at 10.4%
           and payable monthly                                 315,938
                                                           -----------
         Total notes payable                                 1,008,474
         Less current portion                                 (603,628)
                                                           -----------
         Total long-term debt                              $   404,846
                                                           ===========

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 2000 and 1999

                                  (continued)

NOTE 10 - LONG-TERM DEBT (Continued)

         During 2000, the Company paid off the above notes payable. These notes were related to the subsidiaries sold during the year.

NOTE 11 - RESEARCH AND DEVELOPMENT

         The Company is developing software to educate and to provide job training for residents of the rural communities in Chile via the Internet. The Company expects to market the final product to the Chilean government and private educational institutions.

         The Company incurred and expensed research and development costs of approximately $272,000 and $355,000 in 2000 and 1999, respectively.

NOTE 12 - SHAREHOLDERS' EQUITY

         During 1998, the Company declared dividends of $.20 per share to be paid in four installments on dates to be determined by the Board. During July 1999, the first installment was paid ($.05 per share). The balance of approximately $423,000 was still outstanding at December 31, 2000. On March 30, 2001, the board of directors of the Company rescinded the dividends still payable of approximately $423,000.

NOTE 13 - INCOME TAXES

         The Company is subject to income taxes in Chile and Spain. Reconciliations between the statutory income tax rate in these countries, and the Company's effective income tax rate as a percentage of income before income taxes is as follows:

                                                2000       1999
                                              --------   --------
         Chilean statutory tax rate               15.0%      15.0%
         Other, net                                 .4         .4
                                              --------   --------
         Effective income tax rate                15.4%      15.4%
                                              ========   ========
         Spanish effective income tax rate        --         30.0%
                                              ========   ========

NOTE 14 - COMMITMENTS AND CONTINGENCIES

         Lease

         The Company leases offices in Santiago, Chile under various operating leases. Monthly rental payments were approximately $6,700 and $9,100 during 2000 and 1999, respectively. Rent expense was $80,000 for the years ended December 31, 2000 and 1999.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 2000 and 1999

                                  (continued)

NOTE 14 - COMMITMENTS AND CONTINGENCIES (Continued)

         Future minimum rental payments under the lease are as follows:

                   Year Ending                       Annual
                   December 31,                     Payments
                   ------------                     --------
                       2001                        $   76,360
                       2002                            76,360
                       2003                            76,360
                       2004                            76,360
                       2005                            31,817
                                                   ----------
                                                   $  337,257
                                                   ==========

NOTE 15 - LIQUIDITY AND CAPITAL RESOURCES

         In reaction to the loss of $3,087,904 for the year ended December 31, 2000 and the loss of $2,961,591 for the year ended December 31, 1999, management has simplified its corporate structure and sold off and concluded certain segments of its operations during 2000. The Company's management believes the course of action taken during 2000 can restore profitability. No assurance can be given that the Company will be successful in these efforts.

                                 EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------
 23.1             Consent of Independent Auditors