Form 10QSB
period 2001-03-31
ANDEAN DEVELOPMENT CORP
filed 2001-05-11
CIK 943184

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 2001, 2,820,100 shares of $.0001 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                                      INDEX

Part I.       Financial Information.


Item 1.       Financial Statements (Unaudited).


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Part II.      Other Information.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"), although the Company believes the disclosures made are adequate to make the information presented not misleading, and, in the opinion of management, all adjustments have been reflected which are necessary for a fair presentation of the information shown and the accompanying notes. These condensed unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000. The results for the three months ended March 31, 2001 are not necessarily indicative of the results of operations for a full year or of future periods.

                           CONSOLIDATED BALANCE SHEETS

                      March 31, 2001 and December 31, 2000

                                   A S S E T S

                                                      March 31,  December 31,
                                                        2001         2000
                                                     ----------   ----------
                                                    (Unaudited)
Current Assets:
   Cash                                              $   43,596   $  213,589
   Accounts receivable                                  100,000    2,511,838
   Notes receivable                                     520,257      148,000
   Inventory                                                 --       51,408
   Other current assets                                 169,835      180,439
                                                     ----------   ----------
         Total Current Assets                           833,688    3,105,274
                                                     ----------   ----------
Property, Plant and Equipment, net                      440,849      503,651
                                                     ----------   ----------
Other Assets:
   Goodwill                                                  --      205,157
   Note receivable from related party and other       1,529,682    1,739,558
   Investment in unconsolidated subsidiaries            138,318      243,168
   Deposits and other                                       -0-      156,767
                                                     ----------   ----------
                                                      1,668,000    2,344,650
                                                     ----------   ----------
                                                     $2,942,537   $5,953,575
                                                     ==========   ==========

The accompanying notes are an integral part of these financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                      March 31, 2001 and December 31, 2000

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                              March 31,    December 31,
                                                                2001            2000
                                                             -----------    -----------
                                                             (Unaudited)
Current Liabilities:
   Obligations with banks                                    $    28,642    $   989,571
   Accounts payable and accrued expenses                          49,047      1,607,484
   Due to related parties                                         15,966             --
                                                             -----------    -----------
         Total Current Liabilities                                93,655      2,597,055
                                                             -----------    -----------
Long-Term Liabilities:
   Staff severance indemnities, excluding current portion         71,026         72,364
   Dividend payable                                                   --        423,018
                                                             -----------    -----------
         Total Long Term Liabilities                              71,026        495,382
                                                             -----------    -----------
Minority interest                                                197,710        572,182
                                                             -----------    -----------
Shareholders' Equity:
   Preferred stock, $.0001 par value, 5,000,000 shares
     Authorized, 0 shares issued and outstanding                      --             --
   Common stock, $.0001 par value, 20,000,000 shares
     authorized, 2,820,100 shares issued and outstanding             282            282
   Additional paid-in capital                                  5,660,187      5,724,320
   Accumulated deficit                                        (2,672,939)    (3,124,172)
   Accumulated other comprehensive income (loss)                (407,384)      (311,474)
                                                             -----------    -----------
         Total Shareholders' Equity                            2,580,146      2,288,956
                                                             -----------    -----------
                                                             $ 2,942,537    $ 5,953,575
                                                             ===========    ===========

The accompanying notes are an integral part of these financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                        Consolidated Statements of Income

                   Three Months Ended March 31, 2001 and 2000

                                                       2001           2000
                                                   -----------    -----------
                                                   (Unaudited)    (Unaudited)
Revenues from Operations:
   Revenues                                        $   250,000    $ 2,389,103
   Cost of operations                                   38,205      1,932,261
                                                   -----------    -----------

Gross Profit                                           211,795        456,842

Selling and Administrative Expenses                    187,719        436,819
                                                   -----------    -----------
Income from Operations                                  24,076         20,023
                                                   -----------    -----------
Other Income (Expense), Net                              8,658        (79,239)
                                                   -----------    -----------
Income (Loss) Before Income Taxes and
  Minority Interest                                     32,734        (59,216)

Income Taxes                                            15,373             --
                                                   -----------    -----------
Income (Loss) Before Minority Interest                  17,361        (59,216)

Minority Interest                                       10,854         76,995
                                                   -----------    -----------
Net Income (Loss)                                       28,215       (136,211)

Other Comprehensive (Loss) Income Foreign
  Currency Translation Adjustment                      (95,910)        88,038
                                                   -----------    -----------
Comprehensive Loss                                 $   (67,695)   $   (48,173)
                                                   ===========    ===========
Net Income per Common Share                        $       .01    $      (.05)
                                                   ===========    ===========
Weighted Average Shares Outstanding                  2,820,100      2,820,100
                                                   ===========    ===========

The accompanying notes are an integral part of these financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                 Consolidated Statements of Shareholders' Equity

                        Three Months Ended March 31, 2001

                                                                                  Accumulated Other     Total
                                          Common      Additional    Accumulated     Comprehensive    Shareholders'
                                           Stock    Paid-In Capital   Deficit       Income (Loss)       Equity
                                        -----------   -----------   -----------      -----------      -----------
Balance at December 31, 2000            $       282   $ 5,724,320   $(3,124,172)     $  (311,474)     $ 2,288,956

Net income (Unaudited)                           --            --        28,215               --           28,215

Rescinded dividends (Unaudited)                  --            --       423,018               --          423,018

Foreign currency translation
  adjustment (Unaudited)                         --            --            --          (95,910)         (95,910)
                                        -----------   -----------   -----------      -----------      -----------
Balance at March 31, 2001 (Unaudited)   $       282   $ 5,724,320   $(2,672,939)     $  (407,384)     $ 2,644,279
                                        ===========   ===========   ===========      ===========      ===========

The accompanying notes are an integral part of these financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                      Consolidated Statements of Cash Flows

                   Three Months Ended March 31, 2001 and 2000

                                                                 2001           2000
                                                             -----------    -----------
                                                             (Unaudited)    (Unaudited)
Cash Flows from Operating Activities:
   Net income (loss)                                         $    28,215    $  (136,211)
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                21,208         32,858
     Translation adjustment                                      (95,910)        88,038
     Minority interest                                          (374,472)       (10,095)
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                                   2,411,838        504,205
         Inventory                                                51,408       (239,714)
         Other current assets                                    (10,604)      (428,585)
         Notes receivable                                         56,243             --
         Deferred charges                                             --        (15,924)
         Other assets                                             92,634       (104,008)
         Goodwill                                                205,157             --
       Increase (decrease) in:
         Accounts payable and accrued expenses                (1,527,649)       201,840
         Income taxes payable                                    (30,788)          (338)
         Staff severance indemnity                                (1,338)         5,810
                                                             -----------    -----------
Net Cash Provided by (Used in) Operating Activities              825,942       (102,124)
                                                             -----------    -----------
Cash Flows from Investing Activities:
   Matured time deposits                                              --        111,126
   Purchase of fixed assets                                           --       (126,782)
   Disposition of fixed assets                                    62,802             --
   Investment in unconsolidated subsidiaries                     104,850             --
                                                             -----------    -----------
Net Cash Provided by (Used in) Investing Activities              167,652        (15,656)
                                                             -----------    -----------

                         ANDEAN DEVELOPMENT CORPORATION

                   Three Months Ended March 31, 2001 and 2000

                                                                                              2001           2000
                                                                                          -----------    -----------
                                                                                          (Unaudited)    (Unaudited)
Cash Flows from Financing Activities:
   Borrowings from (advances to) related parties                                          $  (202,658)   $   269,270
   Proceeds from (payments on) obligations with bank                                         (960,929)       574,737
   Principal payments on long-term debt                                                            --       (587,554)
   Due to public entities                                                                          --         55,087
                                                                                          -----------    -----------
Net Cash (Used in) Provided by Financing Activities                                        (1,163,587)       311,540
                                                                                          -----------    -----------
Net (Decrease) Increase in Cash                                                              (169,993)       193,760

Cash at Beginning of Period                                                                   213,589        125,163
                                                                                          -----------    -----------
Cash at End of Period                                                                     $    43,596    $   318,923
                                                                                          ===========    ===========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the quarter for interest                                              $     1,987    $        --
   Cash paid during the quarter for taxes                                                      15,373             --

Supplemental Disclosure of Non-Cash
 Financing Activities:
   Rescinded dividends                                                                       (423,018)            --

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - The quarterly financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in opinion of management, necessary for a fair statement of results for the interim period. For further information, refer to the financial statements and notes thereto included in the Company's form 10-KSB as of and for the year ended December 31, 2000.

         Functional Currency - The financial statements have been translated in accordance with the provisions set forth in Statement of Financial Accounting Standards No. 52, from Chilean pesos (the functional currency) into US dollars (the reporting currency).

         Earnings Per Common Share - Earnings per common share are based on the weighted average number of shares outstanding of 2,820,100 for the periods ended March 31, 2001 and 2000, respectively, after giving effect to common stock equivalents which consist of warrants issued with the initial public offering that would have a dilutive effect on earnings per share. Warrants issued with exercise prices greater than the existing market value of the company stock are deemed anti-dilutive and are not components of earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth herein.

         Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 2000 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

GENERAL

         Andean Development Corporation ("ADC" or the "Company") was incorporated in Florida on October 19, 1994 as a holding company to acquire Errazuriz y Asociados Ingenieros S.A. ("E&A") and Igenor Andina S.A. ("INA"), both Chilean corporations located in Santiago, Chile. Except as otherwise specifically noted, ADC, E&AI and INA are collectively referred to herein as the "Company."

         E&A acts as the agent in the sale of major electrical and mechanical equipment and in technical assistance for both turnkey and non-turnkey major works, mainly related to the development and construction of energy, water and sewage treatment projects in Chile.

         INA provides engineering and project management services for water and energy related private and public works.

         The Company is in the initial stages of developing software and a communicating network for (i) rural area remote education, and (ii) post grade professional education "at home" for Union leaders and top employees in Chile, which, if successful, could be adopted and developed in other countries in South America.

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001
                      TO THREE MONTHS ENDED MARCH 31, 2000

Gross Revenues and Costs of Operations

Gross revenues decreased from $2,389,103 for the three months ended March 31, 2000 to $250,000 for the three months ended March 31, 2001, a decrease of $2,139,103. The decrease in gross revenues is a result of the sale of certain subsidiaries during 2000 and the loss in revenues from Consonni as a consequence of the sale of most of the Company's interest in Consonni.

Cost of Operations decreased from $1,932,261 for the three months ended March 31, 2000 to $38,205 for the three months ended March 31, 2001, a decrease of $1,894,056. This decrease comes primarily from a decrease in operational costs following the sale of certain subsidiaries during 2000 and the decrease in revenues resulting from the sale of most of the Company's interest in Consonni.

Selling and Administrative Expenses, Incomes from Operations and Other Income (Expenses)

Selling and Administrative Expenses decreased from $436,819 for the three months ended March 31, 2000 to $187,719 for the three months ended March 31 2001, a decrease of $249,100. This decrease comes primarily from a decrease in operational costs following the sale of certain subsidiaries during 2000.

Income from Operations, increased from $20,023 for the three months ended March 31, 2000 to $24,076 for the three months ended March 31, 2001.

Other Income (Expenses) increased from net expenses of ($79,239) for the three months ended March 31, 2000 to income of $8,658 for the three months ended March 31, 2001. This comes primarily from a decrease in expenses following the sale of certain subsidiaries during 2000 and the decrease in expenses resulting from the sale of most of the Company's interest in Consonni.

Net Income and Income Tax

Net Income increased from a loss of ($136,211) for the three months ended March 31, 2000 to net income of $28,215 for the three months ended March 31, 2001, primarily as a result of the sale of certain subsidiaries and most of the Company's interest in Consonni.

Liquidity and Capital Resources

         The Company has financed its operations and other working capital requirements principally from operating cash flow.

Current Assets

Cash and Short Term Investments decreased from $213,589 as of December 31, 2000 to $43,596 at the three month period ended March 31, 2001, a decrease of $169,993. As of December 31, 2000 and at the three month period ended March 31, 2001, the Company has no short-term investments. This decrease comes primarily from a decrease in cash following the sale of certain subsidiaries during 2000, including most of the Company's interest in Consonni.

Accounts receivable decreased from $2,511,838 at December 31, 2000 to $100,000 at the three month period ended March 31, 2001, a decrease of $2,411,838. This decrease comes primarily from a decrease in accounts receivable following the sale of certain subsidiaries during 2000 and the sale of most of the Company's interest in Consonni.

Inventory and other current assets decreased from $231,847 as of December 31, 2000 to $169,835 at the three month period ended March 31, 2001, a decrease of $62,012.

Total Current Assets decreased from $3,105,274 at December 31, 2000 to $833,688 for the three month period ended March 31, 2001, a decrease of $2,271,586. This decrease was primarily due to the sale of certain subsidiaries during 2000.

Property, plant and equipment decreased from $503,651 at December 31, 2000 to $440,849 at the three month period ended March 31, 2001, a decrease of $62,802.

Other assets decreased from $2,344,650 at December 31, 2000 to $1,668,000 for the three month period ended March 31, 2001, a decrease of $676,650. This decrease is primarily the result of a decrease in investments in subsidiaries in 2000, a write off of goodwill, and the sale of those subsidiaries during 2000.

Liabilities

Current liabilities decreased from $2,597,055 at December 31, 2000, to $93,655 at the three month period ended March 31, 2001. This decrease comes primarily from a decrease in liabilities following the sale of certain subsidiaries during fiscal 2000 and the sale of most of the Company's interest in Consonni.

Long-term liabilities decreased from $495,382 at December 31, 2000 to $71,026 at the three month period ended March 31, 2001, due to the Company decision to rescind a declared dividend.

         The Company anticipates that its cash requirements will continue to increase as it continues to expend substantial resources to build its infrastructure, develop its business plan and establish its sales and marketing network operations, customer support and administrative organizations. The Company currently anticipates that its available cash resources and cash generated from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next twelve months. As of March 31, 2001, there were no commitments for long term capital expenditures. If the Company is unable to maintain profitability, or seeks further expansion, additional funding will become necessary. No assurances can be given that either equity or debt financing will be available.

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

                  None.

         (b)      Reports on Form 8-K:

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ANDEAN DEVELOPMENT CORPORATION

                                     By: /s/ Pedro Pablo Errazuriz
                                        ----------------------------------------
                                         Pedro Pablo Errazuriz
Date: May 11, 2001                      President and Chief Executive Officer