Form 10QSB
period 2001-06-30
ANDEAN DEVELOPMENT CORP
filed 2001-08-20
CIK 943184

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------
                                   FORM 10-QSB
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2001

          [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________to ___________


                        Commission file number 33-90696

                            -----------------------

                        ANDEAN DEVELOPMENT CORPORATION
          (Name of small business issuer as specified in its charter)

          Florida                                       65-0648697
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)
                              1 Brickell Square,
                        801 Brickell Avenue, Suite 900,
                             Miami, Florida 33131
                   (Address of principal executive offices)

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


Yes X No __
    -

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2001, 2,820,100 shares of $.0001 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one)  Yes ____  No  X
                                                                        ----

                        ANDEAN DEVELOPMENT CORPORATION


                                     INDEX




Part I.       Financial Information.

Item 1.       Financial Statements (Unaudited).

Item 2.       Management's Discussion and Analysis of Financial Condition and
               Results of Operations.

Part II.      Other Information.

                        ANDEAN DEVELOPMENT CORPORATION

                          Consolidated Balance Sheets

                      June 30, 2001 and December 31, 2000


                                    ASSETS

                                                                         June 30, 2001                 December 31,
                                                                          (Unaudited)                      2000
                                                                       -----------------             ----------------
Current Assets:
   Cash                                                                $          66,082             $        213,589
   Accounts receivable                                                            98,500                    2,511,838
   Notes receivable                                                              391,360                      148,000
   Inventory                                                                          -                        51,408
   Other current assets                                                          164,508                      180,439
                                                                       -----------------             ----------------

         Total Current Assets                                                    720,450                    3,105,274
                                                                       -----------------             ----------------

Property, Plant and Equipment, net                                               496,414                      503,651
                                                                       -----------------             ----------------

Other Assets:
   Goodwill                                                                           -                       205,157
   Notes receivable from related party and others                              1,646,526                    1,739,558
   Investment in unconsolidated subsidiaries                                       2,543                      243,168
   Deposits and other                                                            235,119                      156,767
                                                                       -----------------             ----------------

                                                                               1,884,188                    2,344,650
                                                                       -----------------             ----------------

                                                                       $       3,101,052             $      5,953,575
                                                                       =================             ================

The accompanying notes are an integral part of these financial statements.

                ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                      June 30, 2001 and December 31, 2000



                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                           June 30, 2001                December 31,
                                                                             (Unaudited)                    2000
                                                                         -----------------            ----------------
Current Liabilities:
   Obligations with banks                                                $          40,969            $        989,571
   Accounts payable and accrued expenses                                            48,936                   1,607,484
   Due to related parties                                                           21,102                           -
   Income taxes payable                                                             42,804                           -
                                                                         -----------------            ----------------

         Total Current Liabilities                                                 153,811                   2,597,055
                                                                         -----------------            ----------------

Long-Term Liabilities:
   Staff severance indemnities, excluding current portion                           70,745                      72,364
   Dividend payable                                                                      -                     423,018
                                                                         -----------------            ----------------

                                                                                    70,745                     495,382
                                                                         -----------------            ----------------

Minority interest                                                                  191,597                     572,182
                                                                         -----------------            ----------------

Shareholders' Equity:
   Preferred stock, $.0001 par value, 5,000,000 shares
    authorized, 0 shares issued and outstanding                                          -                           -
   Common stock, $.0001 par value, 20,000,000 shares
    authorized, 2,820,100 shares issued and outstanding                                282                         282
   Additional paid-in capital                                                    5,660,187                   5,724,320
   Accumulated deficit                                                          (2,581,833)                 (3,124,172)
   Accumulated other comprehensive (loss)                                         (393,737)                   (311,474)
                                                                         -----------------            ----------------

         Total Shareholders' Equity                                              2,684,899                   2,288,956
                                                                         -----------------            ----------------

                                                                         $       3,101,052            $      5,953,575
                                                                         =================            ================

The accompanying notes are an integral part of these financial statements.

                        ANDEAN DEVELOPMENT CORPORATION

                       Consolidated Statements of Income

                   Three Months Ended June 30, 2001 and 2000

                                                                                  2001                       2000
                                                                           -----------------           -----------------
Revenues from Operations:
   Revenues                                                                $         263,601           $       2,629,698
   Cost of operations                                                                (35,192)                 (1,997,477)
                                                                           -----------------           -----------------

Gross Profit                                                                         228,409                     632,221

Selling and Administrative Expenses                                                  (64,052)                   (279,167)
                                                                           -----------------           -----------------

                                                                                     164,357                     353,054
                                                                           -----------------           -----------------

Other Expenses, net                                                                  (59,277)                   (464,648)
                                                                           -----------------           -----------------

Income (Loss) Before Income Taxes and Minority Interest                              105,080                    (111,594)

Income Taxes                                                                         (15,499)                     (3,509)
                                                                           -----------------           -----------------

Income (Loss) Before Minority Interest                                                89,581                    (115,103)

Minority Interest                                                                      1,525                      60,338
                                                                           -----------------           -----------------

Net Income (Loss)                                                                     91,106                     (54,765)

Other Comprehensive Income (Loss):
   Foreign currency translation adjustment                                            13,647                     (67,229)
                                                                           -----------------           -----------------

Comprehensive Income (Loss)                                                $         104,753           $        (121,994)
                                                                           =================           =================


Net Income (Loss) per Common Share                                         $            0.03           $           (0.02)
                                                                           =================           =================

Weighted Average Shares Outstanding                                                2,820,100                   2,820,100
                                                                           =================           =================

The accompanying notes are an integral part of these financial statements.

                        ANDEAN DEVELOPMENT CORPORATION

                       Consolidated Statements of Income

                    Six Months Ended June 30, 2001 and 2000

                                                                                 2001                         2000
                                                                         --------------------         --------------------
Revenues from Operations:
   Revenues                                                                $         513,601            $      5,018,801
   Cost of operations                                                                (73,397)                 (3,929,738)
                                                                           -----------------            ----------------

Gross Profit                                                                         440,204                   1,089,063

Selling and Administrative Expenses                                                 (251,771)                   (519,042)
                                                                           -----------------            ----------------


Other Expenses, net                                                                  (50,619)                   (543,887)
                                                                           -----------------            ----------------

Income Before Income Taxes and Minority Interest                                     137,814                      26,134

Income Taxes                                                                         (30,872)                     (3,509)
                                                                           -----------------            ----------------

Income Before Minority Interest                                                      106,942                      22,625

Minority Interest                                                                     12,379                     (16,657)
                                                                           -----------------            ----------------

Net Income                                                                           119,321                       5,968

Other Comprehensive (Loss) Income:
   Foreign currency translation adjustment                                           (82,263)                     20,809
                                                                           -----------------            ----------------

Comprehensive Income                                                       $          37,058            $         26,777
                                                                           =================            ================


Net Income per Common Share                                                $          0.0423            $         0.0021
                                                                           =================            ================

Weighted Average Shares Outstanding                                                2,820,100                   2,820,100
                                                                           =================            ================

The accompanying notes are an integral part of these financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                Consolidated Statements of Shareholders' Equity

                        Six Months Ended June 30, 2001

                                                                                              Accumulated Other        Total
                                            Common         Additional        Accumulated        Comprehensive       Shareholders'
                                             Stock       Paid-In Capital       Deficit          Income (Loss)         Equity
                                        -------------- ------------------  ---------------  --------------------  -----------------
Balance at December 31, 2000             $       282    $     5,724,320    $    (3,124,172)   $       (311,474)    $     2,288,956

Net income (Unaudited)                            -                  -             119,321                  -              119,321

Return of capital (Unaudited)                     -             (64,133)                -                   -              (64,133)

Rescinded dividends (Unaudited)                   -                  -             423,018                  -              423,018

Foreign currency translation
  adjustment (Unaudited)                          -                  -                  -              (82,263)            (82,263)
                                         -----------    ---------------    ---------------    ----------------     ---------------


Balance at June 30, 2001 (Unaudited)     $       282    $     5,660,187    $    (2,581,833)   $       (393,737)    $     2,684,899
                                         ===========    ===============    ===============    ================     ===============

The accompanying notes are an integral part of these financial statements.

                        ANDEAN DEVELOPMENT CORPORATION

                     Consolidated Statements of Cash Flows

                    Six Months Ended June 30, 2001 and 2000

                                                                                2001                        2000
                                                                         -----------------            ----------------
Cash Flows from Operating Activities:
   Net income                                                            $         119,321            $          5,968
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                                  40,673                      66,637
     Translation adjustment                                                        (82,263)                     20,809
     Minority interest                                                            (380,585)                   (100,024)
     Gain on sale of real estate held for investment                                                                -
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                                                     2,413,338                    (108,437)
         Inventory                                                                  51,408                    (742,381)
         Other receivables                                                                                    (611,128)
         Other current assets                                                       15,931                     637,000
         Notes receivable                                                          185,140                     (54,142)
         Deferred charges                                                               -                     (114,925)
         Other assets                                                              126,805                          -
       Increase (decrease) in:
         Accounts payable                                                                                    1,941,648
         Provision for severance indemnity                                                                          -
         Accrued expenses and withholdings                                      (1,527,760)                   (101,878)
         Income taxes payable                                                       12,016                      (2,713)
         Deferred revenue                                                               -                     (511,489)
         Staff severance                                                            (1,619)                     (3,333)
                                                                         -----------------            ----------------

Net Cash Provided by Operating Activities                                          972,405                     321,612
                                                                         -----------------            ----------------

Cash Flows from Investing Activities:
   Purchase of fixed assets                                                        (18,806)                    (94,003)
   Investment in unconsolidated subsidiaries                                       225,995                     389,892
   Proceeds from short-term investments                                                 -                      122,235
   Real estate held for investment                                                      -                     (275,638)
                                                                         -----------------            ----------------

Net Cash Provided by Investing Activities                                          207,189                     142,486
                                                                         -----------------            ----------------

The accompanying notes are an integral part of these financial statements.

                        ANDEAN DEVELOPMENT CORPORATION

                    Six Months Ended June 30, 2001 and 2000

                                                                                2001                        2000
                                                                         -----------------            --------------
Cash Flows from Financing Activities:
   (Advances to) borrowings from related parties                                  (314,366)           $       639,679
   (Payments on) proceeds from notes payable to bank                              (948,602)                   334,213
   Principal payments on long-term debt                                                 -                    (681,412)
   Payments on due to public entities                                                   -                    (653,627)
   Reduction of capital                                                            (64,133)                        -
                                                                         -----------------            ---------------

Net Cash (Used in) Financing Activities                                         (1,327,101)                  (361,147)
                                                                         -----------------            ---------------

Net (Decrease) Increase in Cash                                                   (147,507)                   102,951

Cash at Beginning of Period                                                        213,589                    125,163
                                                                         -----------------            ---------------

Cash at End of Period                                                    $          66,082            $       228,114
                                                                         =================            ===============


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                              $           5,697            $       102,012
   Cash paid during the period for taxes                                            30,872                      3,509

Supplemental Disclosure of Non-Cash
 Financing Activities:
   Rescinded Dividends                                                            (423,018)                        -

The accompanying notes are an integral part of these financial statements.

                        ANDEAN DEVELOPMENT CORPORATION

                  Notes to Consolidated Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - The quarterly financial information included
         ---------------------
         herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. For further information, refer to the financial statements and notes thereto included in the Company's form 10-KSB as of and for the year ended December 31, 2000.

         Functional Currency - The financial statements have been translated in
         -------------------
         accordance with the provisions set forth in Statement of Financial Accounting Standards No. 52, from Chilean pesos (the functional currency) into US dollars (the reporting currency).

         Earnings Per Common Share - Earnings per common share are based on the
         -------------------------
         weighted average number of shares outstanding of 2,820,100 for the periods ended June 30, 2001 and 2000, respectively, after giving effect to common stock equivalents which consist of warrants issued with the initial public offering that would have a dilutive effect on earnings per share. Warrants issued with exercise prices greater than the existing market value of the company stock are deemed anti-dilutive and are not components of earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is an analysis of the results of operations of Andean Development Corporation and subsidiaries (collectively, the "Company") and the Company's liquidity and capital resources. The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Report or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements which involve risks and uncertainties. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These risks include: risks of increases in the costs of the Company's merchandise and the continued availability of suitable merchandise; the Company's relationship with its suppliers, licensors and contributors; changes in preferences of customers; competitive and general economic factors in the markets where the Company sells and collects goods; the impact of and changes in government regulations such as restrictions or prohibitions relating to the contribution of charitable goods; and other factors discussed herein or from time to time in the Company's other filings with the Securities and Exchange Commission including the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 2000 Annual Report on Form 10-KSB.

GENERAL
         Andean Development Corporation ("ADC" or the "Company") was incorporated in Florida on October 19, 1994 and is presently a holding company for Errazuriz y Asociados Ingenieros S.A. ("AE&A"), and E&A Ingesis S.A. ("INA"), both Chilean corporations located in Santiago, Chile.

         AE&A provides engineering and project management services for water and energy related private and public works and provides technical assistance for both turnkey and non-turnkey major works, mainly related to the development and construction of energy, water and sewage treatment projects in Chile. INA acts as the agent in the sale of major electrical and mechanical equipment.

         INA is also developing a communication network and related software for
(i) rural area remote education, and (ii) post graduate professional education "at home" for Union leaders and key employees in Chile, which, if successful, could be adopted and developed in other countries in South America. The Company, supported by the government of Chile and by certain Chilean institutions, is developing at the Company's cost:

         . Software to be used to educate the school populations of indigenous rural communities located in isolated areas in the mountains of Chile or close to its coast line, and
         . Software to teach leadership, and other related matters, to union leaders in Chile, highly qualified employees of the government of Chile, and to certain private industries such as Corporacion del Cobre de Chile, Chilean Copper Corporation ("Codelco").

         The Company has recently entered into an agreement with Codelco, through one of the

Company's sponsoring institutions, Fundacion Tucapel Jimenez Alfaro, by which the Company will provide educational services to union leaders at Codelco's Andina Division. Codelco is the industry leader in the Chilean mining industry and the Company anticipates, but cannot guarantee, that once the Codelco project proves successful, other Chilean companies will execute similar agreements.

         Currently, the Company is well positioned in its core business segment to take advantage of an economic upturn in the large projects sector, since the Company is well established in its marketplace and has maintained customers who are established in their specialties.

         The Company is also the majority owner (83%) of a non-operating subsidiary, Consonni USA, Inc., the assets of which consist of cash and notes receivables.

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001
                      TO THREE MONTHS ENDED JUNE 30, 2000


Gross Revenues and Costs of Operations


Gross Revenues decreased $2,366,097 from $2,629,698 for the three months ended June 30, 2000 to $263,601 for the three months ended June 30, 2001. The decrease in gross revenues is a result of the sale of certain subsidiaries during 2000 including the loss in revenues from Consonni as a consequence of the sale of the Company's interest in Consonni.

Cost of Operations decreased $1,962,285 from $1,997,477 for the three months ended June 30, 2000 to $35,192 for the three months ended June 30, 2001. This decrease comes primarily from a decrease in operational costs following the sale of certain subsidiaries during 2000 including the decrease in revenues resulting from the sale of the Company's interest in Consonni.

Selling and Administrative Expenses, Incomes from Operations and Other Income Expenses

Selling and Administrative Expenses decreased $215,115from $279,167 for the three months ended June 30, 2000 to $64,052 for the three months ended June 30, 2001. This decrease comes primarily from a decrease in operational costs following the sale of certain subsidiaries during 2000.

Other Expenses decreased $405,371 from $464,648 for the three months ended June 30, 2000 to $59,277 for the three months ended June 30, 2001. This comes primarily from a decrease in depreciation of Consonni's equipment and in the reductions of some costs due to the sale of the Company's interest in Consonni.

Net Income and Income Tax

Net Income increased from a loss of ($54,765) for the three months ended June 30, 2000 to an income of $91,106 for the three months ended June 30, 2001.

Income Tax increased from $3,509 for the three months ended June 30, 2000 to $15,499 for the three months ended June 30, 2001.

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001
                       TO SIX MONTHS ENDED JUNE 30, 2000

Gross Revenues and Costs of Operations

Gross Revenues decreased $4,505,200 from $5,018,801 for the six months ended June 30, 2000 to $513,601 for the six months ended June 30, 2001. The decrease in gross revenues is a result of the sale of certain subsidiaries during 2000 including the loss in revenues from Consonni as a consequence of the sale of the Company's interest in Consonni.

Cost of Operations decreased $3,856,341from $3,929,738 for the six months ended June 30, 2000 to $73,397 for the six months ended June 30, 2001. This decrease comes primarily from a decrease in operational costs following the sale of certain subsidiaries during 2000 including the decrease in revenues resulting from the sale of the Company's interest in Consonni.


Selling and Administrative Expenses, Incomes from Operations and Other Income Expenses

Selling and Administrative Expenses decreased $267,271 from $519,042 for the six months ended June 30, 2000 to $251,771 for the six months ended June 30, 2001. This decrease comes primarily from a decrease in operational costs following the sale of certain subsidiaries during 2000.

Other Expenses decreased $493,268 from $543,887 for the six months ended June 30, 2000 to $50,619 for the six months ended June 30, 2001. This comes primarily from a decrease in depreciation of Consonni's equipment and in the reductions of some costs due to the sale of the Company's interest in Consonni.

Net Income and Income Tax

Net Income increased from $5,968 for the six months ended June 30, 2000 to $119,321 for the six months ended June 30, 2001.

Income Tax increased from $3,509 for the six months ended June 30, 2000 to $30,872 for the six months ended June 30, 2001.

Liquidity and Capital Resources

The Company has financed its operations and other working capital requirements principally from operating cash flow.

Current Assets

Cash and Short-Term Investments decreased $147,507from $213,589 as of December 31, 2000 to $66,082 for the six month period ended June 30, 2001. This decrease comes primarily from a decrease in cash following the sale of certain subsidiaries during 2000, including most of the Company's interest in Consonni. As of December 31, 2000 and for the six month period ended June 30, 2001, the Company has no short-term investments.

Accounts Receivable decreased $2,413,338 from $2,511,838 at December 31, 2000 to $98,500 for the six month period ended June 30, 2001. This decrease comes primarily from a decrease in accounts receivable following the sale of certain subsidiaries during 2000 including the sale of most of the Company's interest in Consonni.

Inventory, Notes Receivable and Other Current Assets increased $176,021from $379,847 as of December 31, 2000 to $555,868 for the six month period ended June 30, 2001.

Total Current Assets decreased $2,384,824 from $3,105,274 at December 31, 2000 to $720,450 for the six month period ended June 30, 2001. This decrease was primarily due to the sale of certain subsidiaries during 2000.

Property, Plant and Equipment decreased $7,237 from $503,651 at December 31, 2000 to $496,414 at the six month period ended June 30, 2001.

Other Assets decreased $460,462 from $2,344,650 at December 31, 2000 to $1,884,188 for the six month period ended June 30, 2001. This decrease is primarily the result of a write off of goodwill and the sale of certain subsidiaries during 2000.

Liabilities

Current Liabilities decreased from $2,597,055 at December 31, 2000, to $153,811 for the six month period ended June 30, 2001. This decrease comes primarily from a decrease in liabilities following the sale of certain subsidiaries during fiscal 2000 including the sale of the Company's interest in Consonni.

Long-Term Liabilities decreased from $495,382 at December 31, 2000 to $70,745 at the six month period ended June 30, 2001, due to the Company decision to rescind a declared dividend.

The Company anticipates that its cash requirements will increase as it continues to expend substantial resources to build a communication network and related software for rural area remote education and post graduate professional education and establish its sales and marketing network operations, customer support and administrative organizations. The Company currently anticipates that its available cash resources and cash generated from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next twelve months. As of June 30, 2001, there were no commitments for long-term capital expenditures. If the Company is unable to maintain profitability, or seeks further expansion, additional funding will become necessary. No assurances can be given that either equity or debt financing will be available.

                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Shareholders was held on June 30, 2001. The results of the voting with respect to matters presented at the Annual Meeting were as follows:

(a)     Election of Directors

                                           Common Stock Voted
                                           ------------------

                                           For                Against       Withheld
                                           ---                -------       --------
Pedro P. Errazuriz                         1,484,700             0             0
Pedro Pablo Errazuriz Dominguez            1,484,700             0             0
Jose Luis Yrarrazaval                      1,484,700             0             0
Alberto Coddou                             1,484,700             0             0
Sergio Jimenez                             1,484,700             0             0

(b) Ratification of the appointment of Spear, Safer, Harmon & Co., as the Company's Certified Public Accountants for the year ending December 31, 2001.

                                           Common Stock Voted
                                           ------------------

                                           For                Against       Withheld
                                           ---                -------       --------
                                           1,484,700             0             0

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


                                   ANDEAN DEVELOPMENT CORPORATION


                                   By: /s/ Pedro Pablo Errazuriz
                                       -----------------------------------------
Date: August 14, 2001                  Pedro Pablo Errazuriz
                                       President and Chief Executive Officer


                   ___________________________