Form 10QSB
period 2001-09-30
ANDEAN DEVELOPMENT CORP
filed 2001-11-09
CIK 943184

                                  FORM 10-QSB

                       SECURITY AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

(Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001.

     (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________ to ____________.

Commission file number: 33-90696


                        ANDEAN DEVELOPMENT CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

FLORIDA                                       65-0648697
--------------------------------------------------------------------------------
State or other jurisdiction of                (I.R.S. Employer
incorporation or organization                 Identification No.)

1 Brickell Square, 801 Brickell Avenue, Suite 900, Miami, Florida   33131
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (305)  371-0056


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and has been subject to such filing requirements for the past 90 days.

Yes  X    No  ______
   -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 2001, 2,820,100 shares of $.0001 par value common stock were outstanding.

                        ANDEAN DEVELOPMENT CORPORATION



                                     INDEX



Part I.   Financial Information.


Item 1.   Financial Statements (Unaudited).


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Part II.  Other Information.

                        ANDEAN DEVELOPMENT CORPORATION

                          Consolidated Balance Sheets

                   September 30, 2001 and December 31, 2000


                                  A S S E T S

                                                        September 30, 2001              December 31,
                                                            (Unaudited)                    2000
                                                       --------------------        --------------------
Current Assets:
 Cash                                                         $        667             $    213,589
 Accounts receivable                                               100,000                2,511,838
 Notes receivable                                                  386,353                  148,000
 Inventory                                                               -                   51,408
 Other current assets                                              204,178                  180,439
                                                              ------------             ------------

    Total Current Assets                                           691,198                3,105,274
                                                              ------------             ------------

Property, Plant and Equipment, net                                 476,079                  503,651
                                                              ------------             ------------

Other Assets:
 Goodwill                                                                -                  205,157
 Notes receivable from related party and others                  1,662,053                1,739,558
 Investment in unconsolidated subsidiaries                           2,543                  243,168
 Deposits and other                                                341,364                  156,767
                                                              ------------             ------------

                                                                 2,005,960                2,344,650
                                                              ------------             ------------

                                                              $  3,173,237             $  5,953,575
                                                              ============             ============

The accompanying notes are an integral part of these financial statements.

                ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                    September 30, 2001 and December 31, 2000


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                             September 30, 2001              December 31,
                                                                 (Unaudited)                    2000
                                                            --------------------        --------------------
Current Liabilities:
 Obligations with banks                                          $     36,055                $    989,571
 Accounts payable and accrued expenses                                 39,004                   1,607,484
 Due to related parties                                                65,304                           -
 Income taxes payable                                                  48,177                           -
                                                                 ------------                ------------

 Total Current Liabilities                                            188,540                   2,597,055
                                                                 ------------                ------------

Long-Term Liabilities:
 Staff severance indemnities, excluding current portion                61,605                      72,364
 Dividend payable                                                           -                     423,018
                                                                 ------------                ------------

                                                                       61,605                     495,382
                                                                 ------------                ------------

Minority interest                                                     196,019                     572,182
                                                                 ------------                ------------

Shareholders' Equity:
 Preferred stock, $.0001 par value, 5,000,000 shares
  authorized, 0 shares issued and outstanding                               -                           -
 Common stock, $.0001 par value, 20,000,000 shares
  authorized, 2,820,100 shares issued and outstanding                     282                         282
 Additional paid-in capital                                         5,660,187                   5,724,320
 Accumulated deficit                                               (2,577,858)                 (3,124,172)
 Accumulated other comprehensive (loss)                              (355,538)                   (311,474)
                                                                 ------------                ------------

 Total Shareholders' Equity                                         2,727,073                   2,288,956
                                                                 ------------                ------------

                                                                 $  3,173,237                $  5,953,575
                                                                 ============                ============

The accompanying notes are an integral part of these financial statements.

                        ANDEAN DEVELOPMENT CORPORATION

                       Consolidated Statements of Income

                Three Months Ended September 30, 2001 and 2000

                                                               2001             2000
                                                         --------------   ---------------
Revenues from Operations:
 Revenues                                                  $  162,806      $  2,646,636
 Cost of operations                                           (23,127)       (2,646,636)
                                                           ----------      ------------

Gross Profit                                                  139,679           613,671

Selling and Administrative Expenses                           (72,165)         (503,923)
                                                           ----------      ------------

Income from Operations                                         67,514           109,748
                                                           ----------      ------------

Other Expenses, net                                           (58,872)           (1,373)
                                                           ----------      ------------

Income Before Income Taxes and Minority Interest                8,642           108,375

Income Taxes                                                   (6,565)            1,133
                                                           ----------      ------------

Income Before Minority Interest                                 2,077           109,508

Minority Interest                                               1,898           (19,204)
                                                           ----------      ------------

Net Income                                                      3,975            90,304

Other Comprehensive Income (Loss):
 Foreign currency translation adjustment                       38,199          (318,348)
                                                           ----------      ------------

Comprehensive Income (Loss)                                $   42,174      $   (228,044)
                                                           ==========      ============


Net Income (Loss) per Common Share                         $     .001      $       (.03)
                                                           ==========      ============

Weighted Average Shares Outstanding                         2,820,100         2,820,100
                                                           ==========      ============

The accompanying notes are an integral part of these financial statements.

                        ANDEAN DEVELOPMENT CORPORATION

                       Consolidated Statements of Income

                 Nine Months Ended September 30, 2001 and 2000

                                                               2001             2000
                                                         --------------   ---------------
Revenues from Operations:
 Revenues                                                  $  676,407      $  7,665,437
 Cost of operations                                           (96,524)       (5,962,703)
                                                           ----------      ------------

Gross Profit                                                  579,883         1,702,734

Selling and Administrative Expenses                          (323,936)         (985,253)
                                                           ----------      ------------

Income from Operations                                        255,947           717,481
                                                           ----------      ------------

Other Expenses, net                                          (109,491)         (582,972)
                                                           ----------      ------------

Income Before Income Taxes and Minority Interest              146,456           134,509

Income Taxes                                                  (37,437)           (2,376)
                                                           ----------      ------------

Income Before Minority Interest                               109,019           132,133

Minority Interest                                              14,277           (35,861)
                                                           ----------      ------------

Net Income                                                    123,296            96,272

Other Comprehensive (Loss) Income:
 Foreign currency translation adjustment                      (44,064)         (297,539)
                                                           ----------      ------------

Comprehensive Income                                       $   79,232      $   (201,267)
                                                           ==========      ============


Net Income per Common Share                                $      .04      $        .03
                                                           ==========      ============

Weighted Average Shares Outstanding                         2,820,100         2,820,100
                                                           ==========      ============

The accompanying notes are an integral part of these financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                Consolidated Statements of Shareholders' Equity

                      Nine Months Ended September 30, 2001

                                                                                     Accumulated Other        Total
                                       Common        Additional       Accumulated     Comprehensive       Shareholders'
                                       Stock      Paid-In Capital       Deficit       Income (Loss)          Equity
                                     ---------   -----------------   -------------  -------------------  ---------------
Balance at December 31, 2000          $   282       $ 5,724,320       $(3,124,172)     $  (311,474)      $ 2,288,956

Net income (Unaudited)                      -                 -           123,296                -           123,296

Return of capital                           -           (64,133)                -                -           (64,133)

Rescinded dividends (Unaudited)             -                 -           423,018                -           423,018

Foreign currency translation
  adjustment (Unaudited)                    -                 -                 -          (44,064)          (44,064)
                                      -------       -----------       -----------       ----------       -----------

Balance at September 30,
  2001 (Unaudited)                    $   282       $ 5,660,187       $(2,577,858)        (355,538)      $ 2,727,073
                                      =======       ===========       ===========       ==========       ===========

The accompanying notes are an integral part of these financial statements.

                        ANDEAN DEVELOPMENT CORPORATION

                     Consolidated Statements of Cash Flows

                 Nine Months Ended September 30, 2001 and 2000

                                                                               2001                     2000
                                                                        ---------------           ----------------
Cash Flows from Operating Activities:
 Net income                                                              $    123,296                $   96,272
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                                46,378                   483,036
  Translation adjustment                                                      (44,064)                 (297,539)
  Minority interest                                                          (376,163)                 (205,994)
  Changes in assets and liabilities:
   (Increase) decrease in:
     Accounts receivable                                                    2,411,838                  (161,390)
     Inventory                                                                 51,408                  (925,286)
     Other current assets                                                     (23,739)                 (381,524)
     Notes receivable                                                         190,147                   313,500
     Deferred charges                                                               -                   (62,351)
     Other assets                                                            (184,597)                  (46,066)
   Increase (decrease) in:
     Accounts payable and accrued expenses                                 (1,537,692)                  690,120
     Provision for severance indemnity                                        (10,759)                  (32,485)
     Income taxes payable                                                      17,389                    (4,086)
     Deferred revenue                                                               -                  (511,489)
                                                                         ------------                ----------

Net Cash Provided by (Used in) Operating Activities                           663,442                (1,045,282)
                                                                         ------------                ----------

Cash Flows from Investing Activities:
 Purchase of fixed assets                                                     (18,806)                        -
 Dispositions of fixed assets on
  sale of subsidiaries                                                              -                 1,033,098
 Proceeds from investment in
  unconsolidated subsidiaries                                                 445,782                   389,892
 Proceeds from short-term investments                                               -                   122,893
 Real estate held for investment                                                    -                    96,872
                                                                         ------------                ----------

Net Cash Provided by Investing Activities                                     426,976                 1,642,755
                                                                         ------------                ----------

The accompanying notes are an integral part of these financial statements.

                        ANDEAN DEVELOPMENT CORPORATION

                 Nine Months Ended September 30, 2001 and 2000

                                                                            2001                         2000
                                                                        --------------              ---------------
Cash Flows from Financing Activities:
 (Advances to) borrowings from  related parties                          $   (285,691)                 $   46,388
 (Payments on) proceeds from notes payable to bank                           (953,516)                  1,100,188
 Principal payments on long-term debt                                               -                    (987,201)
 Payments on due to public entities                                                 -                    (342,485)
 Reduction of capital                                                         (64,133)                          -
                                                                         ------------                  ----------

Net Cash (Used in) Financing Activities                                    (1,303,340)                   (183,110)
                                                                         ------------                  ----------

Net (Decrease) Increase in Cash                                              (212,922)                    414,363

Cash at Beginning of Period                                                   213,589                     125,163
                                                                         ------------                  ----------

Cash at End of Period                                                    $        667                  $  539,526
                                                                         ============                  ==========


Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for interest                                $      9,111                  $  106,896
 Cash paid during the period for taxes                                         37,437                       2,376

Supplemental Disclosure of Non-Cash Financing
  Activities:
 Rescinded Dividends                                                          423,018                           -

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

         Earnings Per Common Share - Earnings per common share are based on the
         -------------------------
         weighted average number of shares outstanding of 2,820,100 for the periods ended September 30, 2001 and 2000, respectively, after giving effect to common stock equivalents which consist of warrants issued with the initial public offering that would have a dilutive effect on earnings per share. Warrants issued with exercise prices greater than the existing market value of the company stock are deemed anti-dilutive and are not components of earnings per share.

                        ANDEAN DEVELOPMENT CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is an analysis of the results of operations of Andean Development Corporation and subsidiaries (collectively, the "Company") and the Company's liquidity and capital resources. The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Report or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements which involve risks and uncertainties. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These risks include: the Company's relationship with its customers; changes in preferences of customers; competitive and general economic factors in the markets where the Company sells its products; the impact of and changes in government regulations; and other factors discussed herein or from time to time in the Company's other filings with the Securities and Exchange Commission including the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 2000 Annual Report on Form 10-KSB.

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

     The Company has entered into an agreement with Codelco, through one of the Company's sponsoring institutions, Fundacion Tucapel Jimenez Alfaro, by which the Company will provide educational services to union leaders at Codelco's Andina Division. Codelco is the industry leader in the Chilean mining industry and the Company anticipates, but cannot guarantee, that once the Codelco project proves successful, other Chilean companies will execute similar agreements.

     Currently, the Company is well positioned in its core business segment to take advantage of an economic upturn in the large projects sector, since the Company is well established in its marketplace and has maintained customers who are established in their specialties.

     The Company is also the majority owner (83%) of a non-operating subsidiary, Consonni USA, Inc. ("Consonni USA"), the assets of which consist of cash and notes receivables. In 2000, the Company sold the operating subsidiary of Consonni U.S.A., hereafter referred to as Consonni.

     On August 31, 2001, the Company extended the expiration date of its Redeemable Common Stock Purchase Warrants (the "Warrants") from November 13, 2001 to November 13, 2003. The Company originally issued the Warrants in connection with a stock offering on Registration Statement Form SB-2 (SEC File No. 333-90696) which was declared effective by the Securities and Exchange Commission on November 13, 1996.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Gross Revenues and Costs of Operations

Gross revenues decreased from $2,646,636 for the three months ended September 30, 2000 to $162,806 for the three months ended September 30, 2001, a decrease of $2,483,830. The decrease in gross revenues is a result of the sale of certain subsidiaries during 2000 and the loss in revenues from Consonni as a consequence of the sale of the Company's interest in Consonni.

Cost of Operations decreased from $2,032,965 for the three months ended September 30, 2000 to $23,127 for the three months ended September 30, 2001, a decrease of $2,009,838. This decrease comes primarily from a decrease in operational costs following the sale of certain subsidiaries during 2000 and the decrease in revenues resulting from the sale of the Company's interest in Consonni.

Selling and Administrative Expenses, Incomes from Operations and Other Income Expenses

Selling and Administrative Expenses decreased from $503,923 for the three months ended September 30, 2000 to $72,165 for the three months ended September 30, 2001, a decrease of $431,758. This decrease comes primarily from a decrease in operational costs following the sale of certain subsidiaries during 2000.

Income from Operations, decreased from $109,748 for the three months ended September 30, 2000 to $67,514 for the three months ended September 30, 2001, a decrease of $42,594, primarily as a result of the sale of the Company's interest in Consonni.

Other (expenses) increased from net expenses of $1,373 for the three months ended September 30, 2000 to expenses of $58,872 for the three months ended September 30, 2001. This comes primarily from a decrease in depreciations of Consonni's equipment and in the reductions of some costs due to the sale of the Company's interest in Consonni.

Net Income and Income Tax

Net Income before income taxes and minority interest decreased from $108,375 for the three months ended September 30, 2000 to $8,642 for the three months ended September 30, 2001.

Net income decreased from $90,304 for the three months ended September 30, 2000 to $3,975 for the three months ended September 30, 2001 because of the sale of certain subsidiaries because of the sale of certain subsidiaries including the Company's interest in Consonni.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Gross Revenues and Costs of Operations

Gross revenues decreased from $7,665,437 for the nine months ended September 30, 2000 to $676,407 for the nine months ended September 30, 2001, a decrease of $6,989,030. The decrease in gross revenues is a result of the sale of certain subsidiaries during 2000 and the loss in revenues from Consonni as a consequence of the sale of the Company's interest in Consonni.

Cost of Operations decreased from $5,962,703 for the nine months ended September 30, 2000 to $96,524 for the nine months ended September 30, 2001, a decrease of $5,866,179. This decrease comes primarily from a decrease in operational costs following the sale of certain subsidiaries during 2000 and the decrease in revenues resulting from the sale of the Company's interest in Consonni.

Selling and Administrative Expenses, Incomes from Operations and Other Income Expenses

Selling and Administrative Expenses decreased from $985,253 for the nine months ended September 30, 2000 to $323,936 for the nine months ended September 30, 2001, a decrease of $661,317. This decrease comes primarily from a decrease in operational costs following the sale of certain subsidiaries during 2000.

Income from Operations, decreased from $717,481 for the nine months ended September 30, 2000 to $255,947 for the nine months ended September 30, 2001, a decrease of $461,534, primarily as a result of the sale of the Company's interest in Consonni.

Other (expenses) decreased from net expenses of $582,972 for the nine months ended September 30, 2000 to net expenses of $109,491 for the nine months ended September 30, 2001. This comes primarily from a decrease in depreciations of Consonni's equipment and in the reductions of some costs due to the sale of the Company's interest in Consonni.

Net Income and Income Tax

Net Income before income taxes and minority interest increased from $134,509 for the nine months ended September 30, 2000 to $146,456 for the nine months ended September 30, 2001.

Net income increased from $96,272 for the nine months ended September 30, 2000 to $123,296 for the nine months ended September 30, 2001 because of the sale of certain subsidiaries including the Company's interest in Consonni.

Liquidity and Capital Resources

The Company has financed its operations and other working capital requirements principally from operating cash flow.

Current Assets

Cash and short-term investments decreased from $213,589 as of December 31, 2000 to $667 for the nine months period ended September 30, 2001, a decrease of $212,922. This decrease comes primarily from a decrease in cash following the sale of certain subsidiaries during 2000, including most of the Company's interest in Consonni. As of December 31, 2000 and for the nine month period ended September 30, 2001, the Company had no short-term investments.

Accounts receivable decreased from $2,511,838 at December 31, 2000 to $100,000 for the nine months period ended September 30, 2001, a decrease of $2,411,838. This decrease comes primarily from a decrease in accounts receivable following the sale of certain subsidiaries during 2000 and the sale of most of the Company's interest in Consonni.

Inventory, notes receivable and other current assets increased from $379,847 as of December 31, 2000 to $590,531 for the nine months period ended September 30, 2001, an increase of $210,684.

Total current assets decreased from $3,105,274 at December 31, 2000 to $691,198 for the nine months period ended September 30, 2001 a decrease of $2,414,076. This decrease was primarily due to the sale of certain subsidiaries during 2000.

Property, plant and equipment, net decreased from $503,651 at December 31, 2000 to $476,079 at the nine months period ended September 30, 2001, a decrease of $27,572.

Other assets decreased from $2,344,650 at December 31, 2000 to $2,005,960 for the nine months period ended September 30, 2001, a decrease of $338,690. This decrease is primarily the result of a write off of goodwill and the sale of certain subsidiaries during 2000.

Liabilities

Current liabilities decreased from $2,597,055 at December 31, 2000 to $188,540 for the nine months period ended September 30, 2001, a decrease of $2,408,515. This decrease comes primarily from a decrease in liabilities following the sale of certain subsidiaries during fiscal 2000 and the sale of the Company's interest in Consonni.

Long-term liabilities decreased from $495,382 at December 31, 2000 to $61,605 at the nine months period ended September 30, 2001, due to the Company decision to rescind a declared dividend.

The Company anticipates that its cash requirements will continue to increase as it continues to expend substantial resources to build its infrastructure, develop its business plan and establish its sales and marketing network operations, customer support and administrative organizations. The Company currently anticipates that its available cash resources and cash generated from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next twelve months. As of September 30, 2001, there were no commitments for long- term capital expenditures. If the Company is unable to maintain profitability, or seeks further expansion, additional funding will become necessary. No assurances can be given that either equity or debt financing will be available.

                         ANDEAN DEVELOPMENT CORPORATION


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

                        ANDEAN DEVELOPMENT CORPORATION


                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                   ANDEAN DEVELOPMENT CORPORATION



                                /s/ Pedro Pablo Errazuriz
                   --------------------------------------------
                   Pedro Pablo Errazuriz, President and Chief Executive Officer



Date:     November 9, 2001