Form 10KSB
period 2001-12-31
ANDEAN DEVELOPMENT CORP
filed 2002-04-15
CIK 943184

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2001
                          Commission File No. 33-90696

                         ANDEAN DEVELOPMENT CORPORATION
                 (Name of Small Business Issuer in Its Charter)

                FLORIDA                                    65-0420146
     (State of Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)

  1224 Washington Avenue, Miami Beach, Florida                      33139
   (Address of Principal Executive Offices)                      (Zip Code)

                             1224 Washington Avenue
                           Miami Beach, Florida 33139
                                 (305) 866-3360
                (Issuer's Telephone Number, Including Area Code)

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

Yes [X]  No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $796,478.

     State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2002, computed by reference to the price at which the stock was sold on that date: $64,807.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     2,820,100 shares of Common Stock, $.0001 par value, as of December 31, 2001.

     Transitional Small Business Disclosure Format (check one)
     Yes [_] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

     None

                         ANDEAN DEVELOPMENT CORPORATION
                              Report on Form 10KSB
                   For the Fiscal Year Ended December 31, 2001

                                TABLE OF CONTENTS


                                                                            PAGE

                                     PART I

Item 1.   Description of the Business ......................................   4
Item 2.   Description of the Property ......................................  12
Item 3.   Legal Proceedings ................................................  13
Item 4.   Submission of Matters to Vote of Security Holders ................  13

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters .........  14
Item 6.   Management's Discussion and Analysis .............................  15
Item 7.   Financial Statements .............................................  22
Item 8.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure .............................................  23

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons .....  24
Item 10.  Executive Compensation ...........................................  26
Item 11.  Security Ownership of Certain Beneficial Owners And Management ...  27
Item 12.  Certain Relationships and Related Transactions ...................  28

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K .................................  28

Signatures .................................................................  30

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

GENERAL

            Andean Development Corporation ("ADC" or the "Company") was incorporated in Florida on October 19, 1994 and is presently a holding company for Errazuriz y Asociados Ingenieros S.A. ("AE&A"), and E&A Ingesis S.A. ("INA"), both Chilean corporations located in Santiago, Chile. Except as otherwise specifically noted, ADC, AE&A and INA are collectively referred to herein as the "Company."

            AE&A provides engineering and project management services for water and energy related private and public works and provides technical assistance for both turnkey and non-turnkey major works, mainly related to the development and construction of energy, water and sewage treatment projects in Chile. INA acts as the agent in the sale of major electrical and mechanical equipment. See "Core Business."

            INA is also developing, in a joint venture with genteAndina S.A.,a Chilian company specializing in education ("genteAndina"), a communication network and related software for (i) rural area remote education, and (ii) post graduate professional education "at home" for Union leaders and key employees in Chile, which, if successful, could be adopted and developed in other countries in South America. On April 1, 2001, the Company executed an agreement with an unrelated company, genteAndina, in which the Company has or will invest approximately $500,000 in exchange for guaranteed interest income of 1/2% monthly and 35% of the profits of genteAndina. genteAndina will continue developing the software and projects previously undertaken by the Company. As of December 31, 2001, approximately $425,000 was advanced to genteAndina under this agreement and is included in deposits and other in the accompanying consolidated financial statements.

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

            The Company is also the majority owner (83.6%) of a non-operating subsidiary, Consonni USA, Inc. ("Consonni USA"), the assets of which consist of cash and notes receivables. In 2000, the Company sold the operating subsidiary of Consonni U.S.A., hereafter referred to as "Consonni".

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

BACKGROUND

         The Company was incorporated as a Florida corporation on October 19, 1994 under the name "Igenor U.S.A., Inc." On January 10, 1995, the Company changed its name to "Andean Development Corporation." The Company undertook a reorganization upon the closing of its November 1996 initial public offering, but which was given effect as of December 31, 1994, whereby AE&A and INA became majority owned (99.99%) subsidiaries of the Company pursuant to share exchange agreements. Chilean corporate law requires that a Chilean corporation have no less than two different shareholders at any given time and thus, one share of INA is owned by AE&A and one share of AE&A is owned by INA.

         AE&A was organized on February 28, 1991, in Santiago, Chile, as a Chilean limited partnership under the name "Errazuriz y Asociados Ingenieros Limitada." On September 21, 1994, AE&A was reorganized as a Chilean corporation and its name was changed to "Errazuriz y Asociados Ingenieros S.A."

         INA was organized on June 11, 1986, in Santiago, Chile as a Chilean limited partnership under the name "Ingenieria Norconsult Andina Limitada." Initially INA was a joint venture between Norconsult SA, a worldwide engineering consulting company based in Oslo, Norway ("Norconsult ") and Errazuriz y Asociados Arquitectos S.A. ("EAA"). Norconsult subsequently sold its participation to Igenor Ingenierie et Gestion, S.A., a Swiss corporation ("Igenor"). On September 15, 1994, pursuant to Chilean law, INA was reorganized from a limited partnership to a Chilean corporation, and its name was changed to "Igenor Andina S.A." In 2000, EAA sold its interests to INA.

HISTORY AND ECONOMIC OVERVIEW

         Since the inception of INA in 1986, the Company has expanded its engineering and project management activities to the sale of equipment, commercial work and to support of manufacturers or international consortiums in the sale of large turnkey projects. Following its November 1996 initial public offering, the Company diversified its business. Pursuant to the Company's initial business plan, and consistent with the strategy that the Company initiated in 1996 of investing in businesses that should provide a steady cash flow to offset the irregularity of the incomes of its core business, the Company purchased interests in related and unrelated businesses. For example, in 1997 the Company purchased an interest in Ingesis S.A., an engineering company specializing in software and in Negociaciones y Servidumbre,
S. A., an engineering company specializing in evaluations and negotiations of land needed for infrastructure projects; in 1998 the Company purchased an interest in Construcciones Electromecanicas Consonni, S.A. ("Consonni"), a manufacturing facility of industrial electric equipment. While not related to the core business, the Company also diversified by purchasing an equity position in a winery in 1997 and in a vineyard in 1998. The purpose of this equity participation in those companies was to create in the medium term a steady cash flow, an increase in the net revenues and, in general, to expand and diversify the Company's business.

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

         While the Company generated some revenues during 1999 and 2000, due to the impact of adverse economic conditions in the core business segment, the core business incurred losses which were only partially compensated during 1999 by the revenues obtained by Consonni.

         This business structure did not achieve the intended results. Furthermore, shareholders of the Company expressed their objections to the diversification of the Company under the then current business structure. It was difficult and costly to manage geographically and across separate and distinct markets. The legal and accounting expenses incurred in order to comply with federal securities became excessive and while CONUSA generated revenues, it failed to achieve the level of profitability that offset the additional costs and management time that was required.

             In 2000, the Company has revised its business strategy:

          . to simplify the Company's corporate structure by combining subsidiaries that had the same core business function (business derived from engineering and sales) but were historically organized as separate entities;

          . to develop the educational software business of AE&A, which has the endorsement and support of the government of Chile; which management believes can be a source of substantial revenue and profits; and

           . to sell all the Company's interests in Chilean subsidiaries whose business was inconsistent with the Company's core business and its new education software business.

            The result of the consolidation and sale of the Company's subsidiaries is as follows:

                                                                      Ownership
             Subsidiary                   Domicile                    Percentage
             ----------                   --------                    ----------

Errazuriz y Asociados Ingenieros S.A.     Chilean Corporation            100%

E&A Ingesis S.A.                          Chilean Corporation            100%

CONUSA*                                   U.S. Corporation              83.6%

         *CONUSA's remaining assets consist of the balance of a promissory note payable in the principal outstanding amount of $736,000 with eight remaining payments of approximately ninety two thousand U.S. dollars (U.S. $92,000) payable June 30 and January 31 of each year.

         The effect of revising the Company's business strategy has been to accomplish the following:

            . consolidate the Company's business activities as a means to make the Company more attractive to investors;

            . reduce the enormous and redundant legal and auditing expenses for numerous subsidiaries located in three continents; and

            . concentrate the attention of the Company's management and resources for the core business and the educational software business.

             Currently, the Company, is well positioned in the core business segment to take advantage of an economic upturn in the large projects sector, since the Company is well established in its marketplace and has maintained customers who are established in their specialties. Furthermore, the Company has invested a considerable amount of effort and financial resources in the development of software through INA. (See "Business Strategy, 2. Educational Software, Hardware and Communications, (ii) Post Grade professional education").

         BUSINESS STRATEGY: CORE BUSINESS

              The core business of the Company comprises of two major segments:
(i) Engineering and development of energy, water and sewage projects and (ii) Education software, hardware and communications.

1.       Engineering

              (a) Energy. AE&A, in association with Norconsult, generates revenues through the design, coordination, project management and quality assurance of tunnels, material handling, civil works and power islands for thermal and hydroelectric power plants. Management expects revenues to be produced through joint ventures with large international consortiums in the preparation of tenders for turnkey projects & public works. The Company's services include forecasting of market trends, selection of secondary suppliers, imparting knowledge of the decision making procedures and desired scheduling of projects, advising on local materials, products, engineering and subcontractors and coordination with the customer during the construction and commissioning steps. In addition, although to a lesser extent, the Company has obtained some direct representations in certain energy, water, and sewage projects. See "Major Representations".

              (b) Water & Sewage. Management expects AE&A to generate revenue through the design, construction, quality assurance and project management of installations to produce drinkable water, treat sewage, dispose of waste, industrial and chemical refuse and sewage, desalt sea water for industrial and human use.

2.       Educational Software, Hardware & Communications.

              The Company is continuing to develop this segment. This segment focuses on two separate but related subdivisions; (i) Rural area remote education, and (ii) post grade professional education "at home" for Union leaders and top employees.

(i). Rural area remote education: The Company has completed the design, of a communication system that will provide high-speed connection to the Internet and to television in remote rural regions. The Company will also provide the preparation, training of users and maintenance of software dedicated to the transmittal of education information to remote regions.

(ii). Post grade professional education "at home" for Union leaders and top employees: The Company completed its first experimental lessons for a group of 35 union leaders at Andina, one of the four mines of Codelco. The lessons were given during November and December, 2001 and the Company is expecting to start new operations during May, 2002, following the completion of this pilot project. The Company, through genteAndina and the "Fundacion Tucapel Jimenez", won a tender at the Chilian Ministerio del Trabajo to start lessons for Union leaders in 3 Chilian cities, Santiago, Osorno and Antofagasta, in collaboration with four well known Chilean Universities. These lessons will start in May 2002. management believes that these programs can be adapted and developed in other countries throughout South America

3. Selected companies for which the Company has worked on a non-exclusive basis:


         ABB                               Energy            Hydro and Thermal
                                                             Power Plants

         ABB Solyvent Ventec               Mining            Blowers

         ABB Lummus                        Petrochemical     Polyethylene Plant

         Babcock & Wilcox, Cranes          Port              Cranes for bulk
                                                             cargo handling

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

                  In 2001, the Company participated in many projects, while many others projects were postponed until 2002. Those more noteworthy projects in 2001 were:

     .   Costanera S.A., Maintenance Contract for
                the Power Plant                                     Started 2000

                Advisor for resolving coordination and
                customer requests


     .   Endesa Chile - Advisory for the deviation
                Dam, engineering                                    Started 2001

                Engineering related to Ralco Project.

     .   Endesa Chile - Engineering of a Tunnel System              Started 2001

                Main tunnel system of Pangue Project

     .   Polyethylene Plant for Petroquimica Cabo Negro             Started 2001

                Advisors, Chilean side for a project in
                Punta Arenas Chile.

     .   Codelco, genteAndina, Fundacion Tucapel Jimenez            Oct/Dec 2001

                2 months lessons for Union leaders
                (Andina Mine)

No assurances can be given however that these project will be finalized.

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

COMPETITION

         The Company believes that each aspect of its business is competitive and that competition is based not only on price but also on quality of service. The Company's competitors include a number of international companies with local offices in Santiago, Chile. A number of the Company's competitors are better capitalized, have more experienced management and may have greater access to resources. While these larger competitors may bid on the same projects as the Company, and although there can be no assurances that the offers will be competitive, the Company believes that it has and will continue to participate effectively in the bid process. To the Company's knowledge, the majority of its competitors relies on the engineering expertise of local subcontractors (such as the Company) or on engineering companies located abroad.

      The Company's remote education segment is, in the opinion of management, unique in the market and does not have any competition as yet. Although management believes that the uniqueness of the education segment and the Company's dominance of this market makes it unlikely or impracticable for a competitor to enter this market, it is possible that a future competitor may offer an identical but similar product that will compete with the Company. The Company is working with some private corporations interested in the geographic area of the Mapuche Area (south of Chile) to apply this idea to the education of this isolated and ignored communities.

      Internet education to executives and employees of the Government and industries has the special characteristic of being prepared and sponsored by the Unions, the Government and some well known universities, like Universidad Padre Hurtado and P. Universidad Catolica. These lessons are specially dedicated to graduate degree students and to persons interested in information related with the workers field. While there is considerable competition in the provision of Internet based education to post graduates, management of the Company believe that the Company's focus on a very specific market and the Company's support by the Government, the Unions represented by Fundacion Tucapel Jimenez and the Universities will provide the Company with a competitive advantage.

GOVERNMENT REGULATIONS

      The Company business in South America is subject to the normal range of governmental regulations and supervision universally applicable to commercial activities, including labor laws, social security laws, public health, environmental laws, securities laws and anti-trust laws.

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

FOREIGN INVESTMENT LAWS AND REGULATIONS

      The Chilean Constitution requires that any citizen of their country or foreigner may freely develop any activity in Chile so long as the activity in that country does not contravene existing laws dealing with public morals, public safety or national security and follows the laws that regulate such activity. It also establishes the principle of non-discrimination, thus guaranteeing foreign investors equal protection under their national laws. Additionally, Chile's laws prohibit any discretionary acts by the government or other entity against the rights of persons or property in derogation of this principle. Foreign investors may transfer capital and net profits abroad. There are no exchange control regulations which restrict the repatriation of the investment or earnings except that the remittance of capital may take place starting a year after the date the funds were brought into the country, but net profits can be remitted at any time, after deduction of applicable withholding income taxes. Therefore, equity investments in each respective country by persons who are not residents of that country follow the same rules as investments made by their citizens.

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

EMPLOYEES

      As of December 31, 2001, the Company employed 14 full-time employees, three of whom are managers, seven of whom are engineers/professionals and four of whom are administrative employees. Employees of the Company are not represented by labor unions. The Company considers its relationship with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

Facilities

      The Company leases approximately 4,300 square feet of office in Santiago, Chile. The lease commenced on November 1, 1997 and will terminate on October 30, 2005. Monthly rental payments were approximately $6,666. Rent expense for the year ended December 31, 2000 totaled approximately $80,000.

      Current and future minimum rental payments under the lease are as follows:

               Year Ending                                   Annual
              December 31,                                  Payments
              ------------                                  --------
                  2002                                      $ 80,000
                  2003                                        80,000
                  2004                                        80,000
                  2005                                        80,000
                  2006 and thereafter                         80,000
                                                            --------
                                                            $400,000

      The Company leases a common space in Miami, Florida at a monthly rate of $900. The lease commenced on June, 2000 and will terminate on June 30, 2002.

      The Company has relocated their corporate offices in the United States to Miami Beach, Florida.

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

      None.

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

                              Common Stock                   Warrants
                           ------------------            -----------------
      Period                 High       Low               High        Low
      ------               -------     ------            ------      -----
Quarter ended on:
March 31, 2000             1-11/16      1-/32             10/32       3/32
June 30, 2000               1-1/32       3/16               5/8      1/128
September 30, 2000             5/8        3/8             1/128      1/128
December 31, 2000            19/32       3/16             1/128      1/128
March 31, 2001                $.25       $.14             10/32       3/32
June 30, 2001                 $.14       $.10               5/8      1/128
September 30, 2001            $.14       $.06             1/128      1/128
December 31, 2001             $.12       $.04             1/128      1/128

      On December 31, 2001, the closing bid price for the Common Stock was $.05, and 1/128 for the Warrants.

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

Results of Operations (2001 compared to 2000)

Gross Revenues, Costs of Operations and Gross Profit

Gross revenues. Gross revenues decreased from $2,759,417 in 2000 to $796,478 in 2001, a decrease of $1,962,939. The decrease in gross revenues is a result of the sale of certain subsidiaries during fiscal 2000, general economic conditions, including financial instability in Argentina and implementation of the business strategy.

Cost of Operations. Cost of Operations decreased from $1,968,744 in 2000 to $154,365 in 2001, a decrease of $1,814,379. This decrease comes primarily from a decrease in operational costs following the sale of certain subsidiaries during fiscal 2000 and a decrease of operational costs resulting from the implementation of the business strategy.

Gross Profit. Gross profit decreased from $790,673 in 2000 to $642,113 in 2001, a decrease of $148,560. The decrease in gross profit is a result of the sale of certain subsidiaries during fiscal 2000 and the decrease in revenues and operating costs as a result of the implementation of the business strategy.

Selling and Administrative Expenses, Incomes from Operations and Other Income (Expenses)

Selling and Administrative Expenses. Selling and Administrative Expenses decreased from $847,484 in 2000 to $388,941 in 2001, a decrease of $458,543.
This decrease is primarily a result
of the sale of certain subsidiaries during fiscal 2000 and the decrease in revenues and operating costs as a result of the implementation of the business strategy.

Income (Loss) from Operations. Income increased from a loss of ($56,811) in 2000 to income of $253,172 for 2001, a difference of $309,983 primarily from the sale of certain subsidiaries during fiscal 2000 and a decrease of operational costs resulting from the implementation of the business strategy.

Other Income (Expenses). Expenses decreased from $2,085,930 in 2000 to $671,804 in 2001, a decrease of $1,414,126. This decrease is primarily as a result of the sale of certain subsidiaries during fiscal 2000 and the decrease in revenues and operating costs as a result of the implementation of the business strategy.

Net Loss and Income Tax. Income taxes decreased from $27,682 in 2000 to none in 2001, a decrease of $27,682, primarily due to the decrease in gross revenues and to the realization of previous years net operating losses.

Net Loss. Net loss decreased from a loss of $3,087,904 in 2000 to loss of $404,355 in 2001, an difference of $3,492,259. This decrease in net loss is primarily as a result of the sale of certain subsidiaries during fiscal 2000 and the decrease in operating costs as a result of the implementation of the business strategy.

Liquidity and Capital Resources

      The Company has financed its operations and other working capital requirements principally from operating cash flow and bank financing.

Current Assets

Cash. As of December 31, 2001, the Company had $931 in cash as of December 31, 2001 as compared to $213,589 as of December 31, 2000, an decrease of $212,658. This decrease in cash is a result of the decrease in revenues and operating costs as a result of the implementation of the business strategy.

Accounts receivable. Accounts receivable decreased from $2,511,838 at December 31, 2000 to $185,687 at December 31, 2001, a decrease of $ 2,326,151. This was a result of the sale of certain subsidiaries during fiscal 2000 and a decrease of revenues as a result of the implementation of the business strategy.

Inventory and other current assets. As of December 31, 2000, the Company had $51,408 in inventory as compared to none as of December 31, 2001, a decrease of $51,408. This was a result of the sale of certain subsidiaries during fiscal 2000 and a consequence of the implementation of the business strategy.

Total Current Assets. As of December 31, 2000, the Company had $3,105,274 in total assets as compared to $682,808 as of December 31, 2001, a decrease of $2,422,466. This was a result of the sale of certain subsidiaries during fiscal 2000 and a decrease of revenues as a result of the implementation of the business strategy.

Property, plant and equipment. Property, plant and equipment decreased from $503,651 at December 31, 2001 to $379,842 at December 31, 2001, a decrease of $123,809, primarily due to the sale of certain subsidiaries during fiscal 2000 and as a result of the implementation of the business strategy.

Other assets. Other assets decreased from $2,344,650 at December 31, 2000 to $1,682,047 at December 31, 2001, a decrease of $662,603. This decrease is a result of the implementation of the business strategy which does not include investments in subsidiaries.

Liabilities

Current liabilities. Current liabilities decreased from $2,597,055 at December 31, 2000 to $217,673 at December 31, 2001 a decrease of $2,379,382. This decrease is as a result of the sale of certain subsidiaries during fiscal 2000, the business strategy of reducing debt through consolidation and limiting expenditures, and a decrease in operating costs as a result of the implementation of the business strategy.

Long-term liabilities. Long-term liabilities decreased from $495,382 at December 31, 2000 to $114,930 at December 31, 2001, a decrease of $380,452. This decrease is a result of the sale of certain subsidiaries during fiscal 2000, the business strategy of reducing debt through consolidation and limiting expenditures, and a consequence of the implementation of the business strategy.

The Company anticipates that its cash requirements will increase during fiscal 2002 as a result of the implementation of the business strategy. The Company will focus on its Core Business and increasing its revenues. The Company currently anticipates that its available cash resources and cash generated from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next twelve months. As of December 31, 2001, there were no commitments for long term capital expenditures. If the Company is unable to achieve profitability, or seeks further expansion, additional funding will become necessary. No assurances can be given that either equity or debt financing will be available.

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

Total Current Assets. As of December 31, 1999, the Company had $5,743,882 in total assets as compared to $3,105,274 as of December 31, 2000, a decrease of $2,638,608. This was primarily due to the sale of certain subsidiaries during fiscal 2000 offset against the receipt of promissory notes in the amounts of $194,809 and $148,000.

Property, plant and equipment. Property, plant and equipment decreased from $3,362,741 at December 31, 1999 to $503,651 at December 31, 2000, a decrease of $2,859,090, primarily due to the sale of certain subsidiaries during fiscal 2000, including Bodegas Garcia Errazuriz S.A. (the vineyard).

Other assets. Other assets decreased from $4,890,084 at December 31, 1999 to $2,344,650 at December 31, 2000, a decrease of $2,545,434. This decrease is primarily the result of a decrease in investments in subsidiaries in 2000, a write off of goodwill, and the sale of subsidiaries during fiscal 2000.

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

Risk of Business Strategy

      Results of operations in the future will be influenced by numerous factors, including market acceptance of the Company's products, particularly its educational software, in Chile and possibly through South America, the Company's capacity to develop and manage its projects, competition, and the ability of the Company to control costs. The Company derives some of its revenues from Argentina which has been adversely affected by Argentina's volatile economy and political instability. There can be no assurance that revenue growth will be sustained or that these products or businesses will be profitable. Additionally, the Company will be subject to the entire risks incidental to a business entering new markets. Accordingly, there can be no assurances that the Company will be able to maintain its business strategy, expand its operations, or develop and sustain profitable operations.

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

Control by Management and Present Shareholders of the Company

      Pedro Pablo Errazuriz, the President, Chief Executive Officer and Chairman of the Board of the Company, and his immediate family, directly or indirectly, own approximately 71% 55% of the Company's issued and outstanding Common stock. Since holders of the Common Stock do not have any cumulative voting rights and directors are elected by plurality vote, Mr. Errazuriz is in a position to control the election of directors as well as the other affairs of the Company.

Dependence on Key Personnel

      The success of the Company is highly dependent upon the continued services of Pedro Pablo Errazuriz and of Mr. Jose Luis Yrarrazaval, Vice Chairman of the Board, Chief Financial Officer and Director. The loss of the services of any of these individuals could have a material adverse effect on the business of the Company.

      The Company's business strategy provides that, at the appropriate time and once the Company has achieved consistent and sustainable significant revenues, it will become necessary for the Company to hire additional experienced professional individuals to meet its expanding needs. The Company intends to use certain of its existing staff to perform a number of these duties and to participate in the selection of new personnel, as required. Such individuals may include engineers, technicians, management, marketing personnel or specialized consultants. While the Company believes that by offering competitive salaries and benefit packages, it will be able to solicit and hire qualified individuals, no assurances can be made that such individuals will accept employment with the Company or will continue to be employed by the Company, or that qualified individuals will be available to the Company when needed.

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

Volatility of Stock Prices

      The over-the-counter markets for securities such as the Company's common stock historically have experienced extreme price and volume fluctuations during certain periods. Other factors that also may affect the market price of the Company's common stock include, but are not limited to the following:

         .  New product developments

         .  Fluctuations in the financial markets

         .  Changes in market valuations of companies in our industry

         .  General economic conditions

         .  Quarterly variations in the Company's results of operations

         .  The loss of a major customers, suppliers or business partners

         .  The addition or departure of key personnel


There has been a limited trading market for the common stock of the Company.

      The Company's common stock is traded on the "pink sheets.". The common stock has only a limited trading market. The Company cannot assure the shareholders that a more active trading market will develop or, if developed, that it will be maintained. As a result, a shareholder might find it difficult to dispose of, or to obtain accurate quotations as to the value of, the common stock.

The listing of the Company on the "pink sheets" subjects trading of the common stock to additional regulations.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

The directors and executive officers are as follows:

       NAME                        AGE                         POSITION
       ----                        ---                         --------
Pedro Pablo Errazuriz              65                   Chairman of the Board, Chief Executive Officer
Jose Luis Yrarrazaval              62                   Vice Chairman of the Board/Chief Financial
                                                        Officer/Secretary Director
Alberto Coddou                    63                    Director
Sergio Jimenez                    64                    Director


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

JOSE LUIS YRARRAZAVAL has been a member of the Board of Directors of the Company since March 20, 1995 and has served as Chief Financial Officer from March 20, 1995. In January, 1998, he was appointed Vice Chairman of the Board of Directors of the Company. He also has served as Executive Vice President and a Director of INA and AE&A since March 20, 1995. Between November 1993 and October 1997, Mr. Yrarrazaval served as the General Manager of both AE&A and INA, which responsibilities included all financial matters and personnel management.

ALBERTO CODDOU has served as a member of the Board of Directors of the Company since March 20, 1995, and as a member of the Board of Directors of AE&A since March 20, 1995. Mr. Coddou has been a partner with the law firm of Figueroa & Coddou in Santiago, Chile since 1965. He has also been an Assistant Professor of Law at the University of Chile, School of Law from 1959 through 1982. In May 1995, Mr. Coddou was appointed Chairman of the Board of Directors and Legal Representative of Consorcio Periodistico de Chile S.A., the owners and editors of a Chilean newspaper called La Epoca.

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

COMMITTEES OF THE BOARD OF DIRECTORS

      The Company has five committees: the Audit Committee, Compensation and Investment Committee, Nominating Committee, Employee Stock Option Committee, and the Directors Stock Option Committee. As of December 31, 2001, the members of these committees consisted of Jose Luis Yrarrazaval, Alberto Coddou and Sergio Jimenez. Messrs. Coddou and Jimenez are considered by the Company to be independent directors.

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

      During the year ended December 31, 2001, the Company's Board of Directors held two meetings. All of the directors attended this meeting, either personally or through telecommunications. During the year ended December 31, 2000 the Investment and the Compensation Committee met two times. The functions of the other committees were performed by the entire Board of Directors during 2001.

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

                           SUMMARY COMPENSATION TABLE


NAME AND                                                                 OTHER ANNUAL
PRINCIPAL POSITION            YEAR        SALARY           BONUS         COMPENSATION
---------------------------  ------      ---------       --------      ----------------
Pedro P. Errazuriz            2001        $ 0.00          $ 0.00        $   20,000.00*
  President                   2000        $ 0.00          $ 0.00        $   20,000.00*
  Chief Executive Officer     1999        $ 0.00          $ 0.00        $   20,000.00*
  Chairman


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of December 31, 2001, the number of shares of Common Stock which were owned beneficially by (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group. As of December 31, 2001, there were 2,820,100 shares issued and outstanding.

NAME AND ADDRESS                                 AMOUNT OF             PERCENT
OF BENEFICIAL OWNER(1)                          BENEFICIAL            OF CLASS(3)
                                               OWNERSHIP(2)
----------------------------------------- -----------------------     -----------
Alberto Coddou(4)                                   0                    0%
Pedro P. Errazuriz(5)(7)                        1,511,500                53.6%
Sergio Jimenez                                      0                    0%
Jose Luis Yrarrazaval                             11,450                 *

All directors and executive officers
as a group (6 persons)                          1,522,950                 54.%
Igenor, Ingenierie et Gestion, S. A.(7)         1,425,000                50.5%
Berta Dominguez(6)(8)                           1,425,000                50.5%

---------------
*Less than one percent.

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

(6) The principal shareholders of Igenor are Mr. Pedro P. Errazuriz (50%), the Chairman of the Company's Board of Directors; Mrs. Berta Dominguez (49.50%), the wife of Mr. Pedro P. Errazuriz; Mr. Pedro Pablo Errazuriz Dominguez, a son of Mr. Pedro P. Errazuriz and Mrs. Berta Dominguez (0.25%); and Pierre Yves Montavon (0.25%), an unrelated third party. The address for this company is c/o Etude Montavan-Mermier, 22, rue Etienne Dumont, 1211 Geneve 3, Switzerland.

(7) Consists of 1,425,000 shares of Common Stock owned by Igenor, of which Mrs. Berta Dominguez owns 49.50% of the outstanding capital stock. Mrs. Berta Dominguez is the wife of Mr. Pedro P. Errazuriz, the Company's Chairman of the Board of Directors.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions Between the Company and its Officers, Directors and Affiliates

    The Company held a note receivable from Mr. Errazuriz, the Company's Chairman of the Board. The original note balance amounted to $606,031 payable in four annual installments with interest at 8-1/2% per year beginning January 15, 1998. As of December 31, 2000, the balance of this note approximated $214,000. The balance on the note was collected during 2001.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a) Exhibits

3.1 Company's Amended and Restated Articles of Incorporation(1)

3.2        Company's Revised Amended and Restated Bylaws(1)
4.1        Form of Warrant Agreement together with the form of Warrant
           Certificate(1)
4.1(a) Revised Form of Warrant Agreement together with the form of Warrant Certificate(1)
4.2 Revised Form of Representatives' Warrant Agreement together with the revised Form of Representatives' Purchase Warrant Certificate(1)
4.2(a) Form of Representatives Warrant and Registration Rights Agreement together with the revised Form of Representatives' Purchase Warrant Certificate(1)
4.2(b) Revised Form of Representative's Warrant Agreement together with the revised Form of Representative's Purchase Warrant Certificate(1)
4.3        Specimen of Common Stock Certificate.(1)
4.4 Specimen of Warrant Certificate (to be included in the revised Form of Warrant Agreement in Exhibit 4.1(a) (1)
4.4(b) Specimen of Warrant Certificate (to be included in the revised Form of Warrant Agreement in Exhibit 4.2(b) (1)
10.1       Stock Option Plan(1)
10.1(a)    Revised Stock Option Plan(1)
10.2       Directors Stock Option Plan(1)
10.2(a)    Revised Directors Stock Option Plan(1)
10.4 Agreement between ESSAN and Bayesa for the Final Disposal of the Antofagasta Sewage (New translation with Appendices No. 1-5 but without maps)(1)
10.19 Letter from Westinghouse Electric Corporation to the Company, dated July 31, 1995.(1)
10.19(a) Special Sales Representative Agreement between Westinghouse Electric Company S.A. and Errazuriz Y Asociados
           Ingenieros S.A.(1)
10.20 Credit Line Agreement between Bayesa and Banco Security, dated July 19, 1995.(1)
10.21 Buy/Sell of Shares, Concession of Rights, Commitments To Social Modifications and Changes in Debt Balances between C.E. Consonni & Ecesa.(2)
21         Subsidiaries of Registrant(1)
23.1       Consent of Independent Auditors(3)

(1) Incorporated by reference from the Company's Registration Statement, as amended, on Form SB-2 filed with the Securities and Exchange Commission and declared effective on October 29, 1996.
(2) Filed as exhibit 2.1 to the Company's Form 8-K dated March 26, 2001 and incorporated herein by reference.
(3)        Filed herewith.

(b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the fourth quarter of the year ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Andean Development Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Andean Development Corporation

      By: /s/ Pedro P. Errazuriz
         ---------------------------
      Pedro P. Errazuriz, President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  April 11, 2002               By: /s/ Pedro P. Errazuriz
                                         ---------------------------------------
                                         Pedro P. Errazuriz, President, Chief
                                         Executive Officer and Chairman of the
                                         Board of Directors (Principal executive
                                         officer)

Dated: April 11, 2002                By: /s/ Jose Luis Yrarrazaval
                                         ---------------------------------------
                                         Jose Luis Yrarrazaval, Chief Financial
                                         Officer, Secretary and Director
                                         (Principal financial and accounting
                                         officer)

Dated: April 11, 2002                By: /s/ Alberto Coddou
                                         ---------------------------------------
                                         Alberto Coddou, Director

Dated: April 11, 2002                By: /s/ Sergio Jimenez
                                         ---------------------------------------
                                         Sergio Jimenez, Director

                         ANDEAN DEVELOPMENT CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


                                                                            Page
                                                                            ----

Independent Auditors' Report ................................................F-2

Consolidated Balance Sheets .................................................F-3

Consolidated Statements of Operations .......................................F-5

Consolidated Statements of Shareholders' Equity .............................F-6

Consolidated Statements of Cash Flows .......................................F-7

Notes to Consolidated Financial Statements ..................................F-9

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Shareholders of Andean Development Corporation and Subsidiaries
Miami, Florida

We have audited the accompanying consolidated balance sheets of Andean Development Corporation and Subsidiaries (the "Company") as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Andean Development Corporation and Subsidiaries as of December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




Miami, Florida
March 22, 2002

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2001 and 2000



                                   A S S E T S

                                                                2001                         2000
                                                         ------------------           ------------------
Current Assets:
   Cash                                                   $            931             $        213,589
   Accounts receivable                                             185,687                    2,511,838
   Notes receivable                                                435,911                      148,000
   Inventory                                                            -                        51,408
   Other current assets                                            168,279                      180,439
                                                          ----------------             ----------------

         Total Current Assets                                      790,808                    3,105,274
                                                          ----------------             ----------------

Property, Plant and Equipment, net                                 379,842                      503,651
                                                          ----------------             ----------------

Other Assets:
   Goodwill                                                             -                       205,157
   Notes receivable from related parties and other               1,631,273                    1,739,558
   Investments in unconsolidated subsidiaries                        2,543                      243,168
   Deposits and other                                              425,251                      156,767
                                                          ----------------             ----------------

                                                                 2,059,067                    2,344,650
                                                          ----------------             ----------------

                                                          $      3,229,717             $      5,953,575
                                                          ================             ================

The accompanying notes are an integral part of these consolidated financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                           December 31, 2001 and 2000



                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                           2001                     2000
                                                                     ---------------           ---------------
Current Liabilities:
   Obligations with banks                                              $     35,310             $     989,571
   Current maturities of long-term debt                                      34,923                        -
   Accounts payable and accrued expenses                                     98,237                 1,607,484
   Due to related parties                                                    49,203                        -
                                                                       ------------             -------------

         Total Current Liabilities                                          217,673                 2,597,055
                                                                       ------------             -------------

Long-Term Liabilities:
   Long-term debt, excluding current portion                                 75,503                        -
   Staff severance indemnities                                               39,427                    72,364
   Dividends payable                                                             -                    423,018
                                                                       ------------             -------------

                                                                            114,930                   495,382
                                                                       ------------             -------------

Minority Interest                                                           196,019                   572,182
                                                                       ------------             -------------

Shareholders' Equity:
   Preferred stock, $.0001 par value, 5,000,000 shares
     authorized, no shares issued and outstanding                                -                         -
   Common stock, $.0001 par value, 20,000,000 shares
    authorized, 2,820,100 shares issued and outstanding                         282                       282
   Additional paid-in capital                                             5,660,187                 5,724,320
   Accumulated deficit                                                   (2,620,489)               (3,124,172)
   Accumulated other comprehensive income (loss)                           (338,885)                 (311,474)
                                                                       ------------             -------------

         Total Shareholders' Equity                                       2,701,095                 2,288,956
                                                                       ------------             -------------

                                                                       $  3,229,717             $   5,953,575
                                                                       ============             =============

The accompanying notes are an integral part of these consolidated financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                     Years Ended December 31, 2001 and 2000


                                                                                  2001                        2000
                                                                         ------------------          -----------------
Revenues                                                                 $          796,478          $       2,759,417
Cost of Operations                                                                  154,365                  1,968,744
                                                                         ------------------          -----------------

Gross Profit                                                                        642,113                    790,673
Selling and Administrative Expenses                                                 388,941                    847,484
                                                                         ------------------          -----------------
                                                                                    253,172                    (56,811)
                                                                         ------------------          -----------------
Other Income (Expense):
   Interest income (expense), net                                                   (17,766)                   (98,303)
   Equity in earnings from unconsolidated subsidiaries                                    -                     96,168
   Impairment of goodwill                                                                 -                 (1,256,932)
   Other                                                                            (87,674)                  (484,583)
   Depreciation and amortization                                                    (81,344)                  (342,280)
                                                                         ------------------          -----------------
                                                                                   (186,784)                (2,085,930)
                                                                         ------------------          -----------------

Income (Loss) from Continuing Operations Before
  Income Taxes and Minority Interest                                                 66,388                 (2,142,741)
Income Taxes                                                                              -                     27,682
                                                                         ------------------          -----------------

Income (Loss) from Continuing Operations                                             66,388                 (2,170,423)

Discontinued Operations (See Note 7):
   Income from operations, net                                                            -                    501,301
   Loss on sale, net                                                                      -                 (1,450,522)
                                                                         ------------------          -----------------
         Total Loss from Discontinued Operations                                          -                   (949,221)
                                                                         ------------------          -----------------

Income (Loss) Before Minority Interest                                               66,388                 (3,119,644)
Minority Interest                                                                    14,277                     31,740
                                                                         ------------------          -----------------

Net Income (Loss)                                                                    80,665                 (3,087,904)

Other Comprehensive Income (Loss):
   Foreign currency translation adjustment                                          (26,710)                   (75,923)
                                                                         ------------------          -----------------

Comprehensive Income (Loss)                                              $           53,955          $      (3,163,827)
                                                                         ==================          =================

Per Common Share:
   Net Income (Loss) From Continuing Operations                          $            0.024          $           (0.77)
   Discontinued Operations, net                                                           -                      (0.34)
   Minority Interest                                                                  0.005                       0.01
                                                                         ------------------          -----------------
Net Loss Per Share - Basic                                               $            0.029          $           (1.10)
                                                                         ==================          =================

Weighted Average Shares Outstanding - Basic                                       2,820,100                  2,820,100
                                                                         ==================          =================

The accompanying notes are an integral part of these consolidated financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                     Years Ended December 31, 2001 and 2000

                                                                            Retained Earnings   Accumulated Other        Total
                                           Common            Additional       (Accumulated        Comprehensive       Shareholders'
                                            Stock          Paid-In Capital       Deficit)         Income (Loss)          Equity
                                         ------------      ---------------  -----------------   -----------------   ---------------
Balance at December 31, 1999             $        282      $    5,724,320     $      (36,268)   $      (235,551)    $     5,452,783

Net loss                                            -                   -         (3,087,904)                 -          (3,087,904)

Foreign currency translation adjustment             -                   -                  -            (75,923)            (75,923)
                                         ------------      --------------     --------------    ---------------     ---------------

Balance at December 31, 2000                      282           5,724,320         (3,124,172)          (311,474)          2,288,956

Net income                                          -                   -             80,665                  -              80,665

Rescinded dividends                                 -                   -            423,018                  -             423,018

Adjustment to additional paid-in capital
  in acquisition of treasury stock                  -             (64,133)                 -                  -             (64,133)

Foreign currency translation adjustment             -                   -                  -            (27,411)            (27,411)
                                         ------------      --------------     --------------    ---------------     ---------------

Balance at December 31, 2001             $        282      $    5,660,187     $   (2,620,489)   $      (338,885)    $     2,701,095
                                         ============      ==============     ==============    ===============     ===============

The accompanying notes are an integral part of these consolidated financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years Ended December 31, 2001 and 2000

                                                                                    2001                        2000
                                                                             ----------------             ---------------
Cash Flows from Operating Activities:
   Net income (loss)                                                          $        80,665              $   (3,087,904)
   Income from discontinued operations                                                      -                    (501,301)
   Loss on sale of discontinued operations                                                  -                   1,450,522
   Minority interest                                                                 (376,163)                    (31,740)
                                                                             ----------------             ---------------

                                                                                     (295,498)                 (2,170,423)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Depreciation and amortization                                                     81,344                     342,280
     Equity in earnings from unconsolidated subsidiaries                                    -                      96,168
     Impairment of goodwill                                                                 -                   1,256,932
     Foreign currency translation adjustment                                          (27,411)                    (75,923)
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                                                        2,326,151                     674,278
         Notes receivable                                                            (287,911)                    313,500
         Inventory                                                                     51,408                     (15,501)
         Other current assets                                                          12,160                     113,005
         Deferred charges                                                                   -                     138,984
         Deposits and other                                                           (63,327)                    158,054
       Increase (decrease) in:
         Accounts payable and accrued expenses                                     (1,509,247)                    804,126
         Deferred revenue                                                                   -                    (511,489)
         Staff severance indemnities                                                  (32,937)                    (29,267)
         Income taxes payable                                                               -                      22,178
                                                                             ----------------             ---------------

Net Cash Provided by Operating Activities                                             254,732                   1,116,902
                                                                             ----------------             ---------------

Cash Flows from Investing Activities:
   Purchase of property, plant and equipment                                          (18,932)                     (1,542)
   Sale of real estate held for investment                                                  -                      96,872
   Investments in unconsolidated subsidiaries                                         302,022                     149,267
   Proceeds from (purchase of) short-term investments                                       -                      60,058
                                                                             ----------------             ---------------

Net Cash Provided by (Used in) Investing Activities                                   283,090                     304,655
                                                                             ----------------             ---------------

The accompanying notes are an integral part of these consolidated financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                     Years Ended December 31, 2001 and 2000

                                                                                  2001                         2000
                                                                             ----------------             ---------------
Cash Flows from Financing Activities:
   Net proceeds (payments to) from related parties                           $        157,488            $       (601,216)
   Net (repayments) proceeds from obligations with bank                              (954,261)                    548,018
   Adjustment to additional paid-in capital                                           (64,133)                          -
   Principal payments on long-term debt                                                     -                  (1,279,933)
   Proceeds from long-term debt                                                       110,426                           -

                                                                             ----------------            ----------------

Net Cash Used in Financing Activities                                                (750,480)                 (1,333,131)
                                                                             ----------------            ----------------

Net (Decrease) Increase in Cash                                                      (212,658)                     88,426

Cash at Beginning of Year                                                             213,589                     125,163
                                                                             ----------------            ----------------

Cash at End of Year                                                          $            931            $        213,589
                                                                             ================            ================


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for interest                                    $         17,766            $        148,998
                                                                             ================           =================


   Net assets disposed of on sale of discontinued operations:
     Property, plant and equipment                                           $         57,096            $      2,516,810
     Goodwill                                                                               -                   1,169,270
     Due to public entities                                                                 -                  (3,327,290)
                                                                             ----------------            ----------------

                                                                             $         57,096            $        358,790
                                                                             ================            ================

The accompanying notes are an integral part of these consolidated financial statements.

                ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 2001 and 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization - Andean Development Corporation ("ADC" or the "Company")
         ------------
         was incorporated in the State of Florida on October 19, 1994. ADC operates its lines of business principally in Chile, Peru, Argentina and Spain. The Company provides engineering and project management services for energy and private works projects and sells, as agent, major electrical and mechanical equipment. The Company also advises and assists large private utilities and government agencies in obtaining land easements from private owners for installation of electrical lines, sewer plant infrastructure, piping and roads and develops educational and training software.

         Basis of Presentation - The accompanying consolidated financial
         ---------------------
         statements include the accounts of ADC and the following consolidated subsidiaries:

                                                                                              Ownership
                                Subsidiary                              Domicile             Percentage
                                ----------                              --------             ----------
         Errazuriz y Asociados Ingenieros, S. A. ("EAI")                  Chile                 100%
          Chilean Corporation

         Errazuriz y Asociados Ingenis, S.A.                              Chile                 100%
          ("E&A Ingesis, S.A.") Chilean Corporation

         CONUSA* U.S. Corporation                                         Spain                83.6%

         *CONUSA owns a 19% interest in Consonni (located in Bilbao, Spain) and a 92% interest in Equipos de Control Electrico S.A. ("ECESA").

         ADC and the above subsidiaries are collectively referred to as the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

         During 2000, the Company sold 100% of its ownership in the following previously consolidated subsidiaries:

         . June 30, 2000 - Aguas y Ecologia, S. A., Negociaciones y Servidumbre,
           S. A. and Nysacar, S. A.

         . August 31, 2000 - Bodegas Garcia Errazuriz, S. A.




The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

         On December 12, 2000, Consonni USA, Inc. ("CONUSA"), a 83.6% owned subsidiary of the Registrant, sold approximately 78% of its capital stock in Construcciones Electromecanicas Consonni, S.A. ("Consonni") to unrelated minority shareholders of Consonni. The purchase price was approximately U.S. $1,200,000. As a consequence of this transaction, CONUSA will retain only a 19% equity interest in Consonni.

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

         Functional Currency - The consolidated financial statements have been
         -------------------
         translated in accordance with the provisions set forth in Statement of Financial Accounting Standards No. 52, from Chilean pesos and Spanish pesetas (the functional currencies) into U.S. dollars (the reporting currency). The exchange rate used at December 31, 2001 and 2000 for assets and liabilities was 656.20 and 573.73 Chilean pesos to U.S. $1.00, respectively, and 187.84 and 176.68 Spanish pesetas to U.S. $1.00, respectively. Shareholders' equity and components are translated at historical rates. The weighted average exchange rates used during the years ended December 31, 2001 and 2000, respectively, for results of operations were 643.09 and 537.64 Chilean pesos to U.S. $1.00, respectively, and 185.85 and 179.86 Spanish pesetas to U.S. $1.00, respectively. The effects of exchange rate changes are reflected as a separate component of shareholders' equity.

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

         Revenue Recognition - The Company earns revenue principally from
         -------------------
         commissions associated with the sale of equipment and from fees for the performance of engineering services and providing technical assistance in the development of specialized projects.

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

         Concentrations of Credit Risk - Financial instruments which potentially
         -----------------------------
         subject the Company to concentrations of credit risk consist principally of cash, periodic temporary investments of excess cash, and trade receivables. The Company places its cash with high credit quality financial institutions. A significant portion of the Company's sales are to several large customers and, as such, the Company is directly affected by the well-being of those customers. However, the credit risk associated with trade receivables is minimal due to the significant size of the Company's customers and the Company's ongoing efforts to monitor the credit worthiness of its customers.

         Fair Values of Financial Instruments - The fair value of a financial
         ------------------------------------
         instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of cash, short-term investments, accounts receivable, notes receivable, accounts payable and notes payable approximate the carrying amounts at December 31, 2001 and 2000.

         Property, Plant and Equipment - Property, plant and equipment are
         -----------------------------
         recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, usually five to seven years.

         Staff Severance Indemnities - The Company provides for certain lump sum
         ---------------------------
         severance indemnities that are required to be paid by Chilean law to its employees at the end of their employment. The obligation is calculated based on the present value of the vested benefits to which an employee is entitled, the expected service lives of the employees and current salary levels. The Company believes that the above calculation is not materially different from the calculation required by SFAS 87, which would reflect expected future salary increases.

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

         Foreign Operations - The Company is a holding company for foreign
         ------------------
         entities, operating primarily in South America and Spain. In South America and Spain, the potential for both economic and political change in the business environment is different from that of the United States. Therefore, the Company's results of operations and financial position could be materially affected by sudden changes in the business and political environments in the countries that the Company operates.

         Income Taxes - Deferred tax assets and liabilities are recognized for
         ------------
         the future income tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

         Income tax expense totaled $-0- and $27,682 for the years ended December 31, 2001 and 2000, respectively.

         Earnings Per Common Share - Basic earnings per common share are based
         -------------------------
         on the weighted average number of shares outstanding of 2,820,100 for the years ended December 31, 2001 and 2000, after giving effect to common stock equivalents that would have a dilutive effect on earnings per share. Warrants issued with exercise prices greater than the existing market value of the Company stock are deemed anti-dilutive and are not components of earnings per share.

         Recent Pronouncements - In June 1998, the Financial Accounting
         ---------------------
         Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires the recognition of the fair value of all derivative instruments on the balance sheet. Subsequent to the issuance of SFAS 133, the FASB received many requests to clarify certain issues causing difficulties in implementation. In June 2000, the FASB issued SFAS 138, which responds to those requests by amending certain provisions of SFAS 133. These amendments include allowing foreign-currency exposures that reduce the need for third-party derivatives and redefining the nature of interest rate risk to avoid sources of ineffectiveness. The impact of adopting SFAS 133, as amended by SFAS 138, is not significant.

         In February 1999, the Financial Accounting Standards board Issued Statement of Financial Accounting Standards No. 135 "Recission of FASB Statement No. 75 and Technical Corrections" which is effective for financial statements issued after February 15, 1999. There is no impact to the Company's financial reporting or presentation due to the adoption of SFAS No. 135.

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

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

         Estimates - The preparation of financial statements in conformity with
         ---------
         generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent asset and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassifications - Certain amounts in the 2000 consolidated financial
         -----------------
         statements have been reclassified for comparative purposes to conform with the presentation in the 2001 consolidated financial statements.

NOTE 2 - OTHER CURRENT ASSETS

         Other current assets consist of the following at December 31:

                                          2001                   2000
                                    ----------------       ---------------

         Recoverable taxes          $        154,386       $       158,013
         Other                                13,893                22,426
                                    ----------------       ---------------

                                    $        168,279       $       180,439
                                    ================       ===============



The accompanying notes are an integral part of these consolidated financial statements.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment, net, consist of the following at December 31:

                                                           2001                   2000
                                                      ------------            ------------
         Vehicles                                     $    268,942            $    250,010
         Office equipment and computers                    144,755                 144,755
         Furniture, fixtures and improvements              371,795                 447,823
                                                      ------------            ------------

         Total property, plant and
           equipment, at cost                              785,492                 842,588

         Less accumulated depreciation
           and amortization                               (405,650)               (338,937)
                                                      ------------            ------------

                                                      $    379,842            $    503,651
                                                      ============            ============

         Depreciation expense approximated $81,000 and $342,000 for the years ended December 31, 2001 and 2000, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

         The Company conducts a substantial amount of its business with companies that are affiliated with shareholders of the Company. As a result, fees for services or commissions on sales have been received from or paid to affiliated companies.

NOTE 5 - NOTE RECEIVABLE FROM RELATED PARTY AND OTHER

         During 1997, the Company received a note from Pedro Pablo Errazuriz, the Company's Chairman of the Board, in the amount of $606,031, payable in four annual installments, plus interest at 8 1/2% per year, commencing January 15, 1998. The note was in exchange for the purchase of real estate. As of December 31, 2000, the balance of this note approximated $214,000. The balance on the note was collected during 2001.

         The amounts due from the affiliated companies totaled $1,403,709 and $902,499 at December 31, 2001 and 2000, respectively. At December 31, 2001, funds payable to affiliated companies totaled $49,203 (none in 2000).

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 6 - DISCONTINUED OPERATIONS

         During the year 2000, the Company adopted a formal plan to sell the net assets of Consonni, S.A. and certain Chilean subsidiaries. The disposal date of Consonni was December 19, 2000.

         The following represents the results of operations of the discontinued subsidiaries during the year ended December 31, 2000:

                                                 Consonni, S. A.             Combined
                                                     (Spain)           Chilean Subsidiaries        Total
                                                ------------------     ---------------------  ---------------
            Revenues                            $    9,319,985         $       77,007         $    9,396,992
            Cost of sales                           (7,569,478)               (95,173)            (7,664,651)
                                                --------------         --------------         --------------

            Gross margin                             1,750,507                (18,166)             1,732,341

            General and administrative
              expenses                                (864,500)               (49,261)              (913,761)

            Other - net                               (379,868)                62,589               (317,279)
                                                --------------         --------------         --------------

            Net income (loss) from
             discontinued operations            $      506,139         $       (4,838)        $      501,301
                                               ==============         ==============         ==============

NOTE 7 - OBLIGATION WITH BANKS

         Obligations with banks consist of lines-of-credit with local Chilean banks. Interest rates on all lines-of-credit are based on the Asociacion de Bancos y Entidades Financieras (T.A.B.) rate, which represents a daily average of the interest paid by banks on its deposits. The rate is then adjusted upwards approximately 1.5% for the banks profit, and then an additional 1.0% - 1.7% reflecting the individual risk of the bank on the individual loan.

         These lines-of-credit are secured by an assignment of the Company's accounts receivable. Obligations with banks under lines-of-credit amounted to approximately $35,000 and $990,000 at December 31, 2001 and 2000, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 8 - LONG-TERM DEBT

         Long-term debt consists of the following at December 31, 2001:

         Notes payable, collateralized by trade receivables
         with interest payable at 9% and payable monthly             $  110,426


         Less current portion                                           (34,923)
                                                                     ----------

         Total long-term debt                                        $   75,503
                                                                     ==========



NOTE 9 - RESEARCH AND DEVELOPMENT

         The Company is developing software to educate and to provide job training for residents of the rural communities in Chile via the Internet. The Company expects to market the final product to the Chilean government and private educational institutions.

         The Company incurred and expensed research and development costs of approximately $272,000 in 2000. Subsequent to December 31, 2000, the Company discontinued its direct involvement in this project.

         On April 1, 2001, the Company executed an agreement with an unrelated company, genteAndina, S. A. in which the Company will invest approximately $500,000 in exchange for guaranteed interest income of1/2% monthly and 35% of the profits of genteAndina, S. A. genteAndina, S. A. will continue developing the software and projects previously undertaken by the Company.

         As of December 31, 2001, approximately $425,000 was advanced to genteAndina, S. A. under this agreement and is included in deposits and other in the accompanying consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 10 - SHAREHOLDERS' EQUITY

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

NOTE 11 - INCOME TAXES

          The Company is subject to income taxes in Chile and Spain. Reconciliations between the statutory income tax rate in these countries, and the Company's effective income tax rate as a percentage of income before income taxes is as follows:


                                                      2001          2000
                                                     -------       -------

          Chilean statutory tax rate                  15.0%         15.0%
          Other, net                                    .4            .4
                                                      ----         -----

          Effective income tax rate                   15.4%         15.4%
                                                      ====         =====

          Spanish effective income tax rate              -          30.0%
                                                      ====         =====



NOTE 12 - COMMITMENTS AND CONTINGENCIES

          Lease
          -----

          The Company leases offices in Santiago, Chile under various operating leases. Monthly rental payments were approximately $6,700 during 2001 and 2000, respectively. Rent expense was $80,000 for the years ended December 31, 2001 and 2000.

The accompanying notes are an integral part of these consolidated financial statements.

          Future minimum rental payments under the lease are as follows:

                   Years Ending                             Annual
                   December 31,                            Payments
                   ------------                           ----------
                       2002                               $  80,000
                       2003                                  80,000
                       2004                                  80,000
                       2005                                  80,000
                       2006                                  80,000
                                                          ---------

                                                          $ 400,000
                                                          =========

The accompanying notes are an integral part of these consolidated financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


                                                             Page
                                                             ----
Independent Auditors' Report ............................... F-2

Consolidated Balance Sheets ................................ F-3

Consolidated Statements of Operations ...................... F-5

Consolidated Statements of Shareholders' Equity ............ F-6

Consolidated Statements of Cash Flows ...................... F-7

Notes to Consolidated Financial Statements ................. F-9

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Shareholders of Andean Development Corporation and Subsidiaries
Miami, Florida

We have audited the accompanying consolidated balance sheets of Andean Development Corporation and Subsidiaries (the "Company") as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Andean Development Corporation and Subsidiaries as of December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Miami, Florida
March 22, 2002

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2001 and 2000

                                    ASSETS

                                                                              2001                         2000
                                                                        ----------------             ----------------
Current Assets:
   Cash                                                                 $            931             $        213,589
   Accounts receivable                                                           185,687                    2,511,838
   Notes receivable, net - current portion                                       327,911                      148,000
   Inventory                                                                           -                       51,408
   Other current assets                                                          168,279                      180,439
                                                                        ----------------             ----------------

         Total Current Assets                                                    682,808                    3,105,274
                                                                        ----------------             ----------------

Property, Plant and Equipment, net                                               379,842                      503,651
                                                                        ----------------             ----------------

Other Assets:
   Goodwill                                                                            -                      205,157
   Notes receivable from related parties and
     other, net                                                                1,415,273                    1,739,558
   Investments in unconsolidated subsidiaries                                      2,543                      243,168
   Deposits and other                                                                  -                      156,767
   Advances under agreement                                                      264,231                            -
                                                                        ----------------             ----------------

                                                                               1,682,047                    2,344,650
                                                                        ----------------             ----------------

                                                                        $      2,744,697             $      5,953,575
                                                                        ================             ================

The accompanying notes are an integral part of these consolidated financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                           December 31, 2001 and 2000

                       LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                            2001                           2000
                                                                      -----------------             ----------------
Current Liabilities:
   Obligations with banks                                              $         35,310             $        989,571
   Current maturities of long-term debt                                          34,923                            -
   Accounts payable and accrued expenses                                         98,237                    1,607,484
   Due to related parties                                                        49,203                            -
                                                                       ----------------             ----------------

         Total Current Liabilities                                              217,673                    2,597,055
                                                                       ----------------             ----------------

Long-Term Liabilities:
   Long-term debt, excluding current maturities                                  75,503                            -
   Staff severance indemnities                                                   39,427                       72,364
   Dividends payable                                                                  -                      423,018
                                                                       ----------------             ----------------

         Total Long-Term Liabilities                                            114,930                      495,382
                                                                       ----------------             ----------------

Minority Interest                                                               196,019                      572,182
                                                                       ----------------             ----------------

Shareholders' Equity:
   Preferred stock, $.0001 par value, 5,000,000 shares
     authorized, no shares issued and outstanding                                     -                            -
   Common stock, $.0001 par value, 20,000,000 shares
    authorized, 2,820,100 shares issued and outstanding                             282                          282
   Additional paid-in capital                                                 5,660,187                    5,724,320
   Accumulated deficit                                                       (3,105,509)                  (3,124,172)
   Accumulated other comprehensive income (loss)                               (338,885)                    (311,474)
                                                                       ----------------             ----------------

         Total Shareholders' Equity                                           2,216,075                    2,288,956
                                                                       ----------------             ----------------

                                                                       $      2,744,697             $      5,953,575
                                                                       ================             ================


The accompanying notes are an integral part of these consolidated financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                     Years Ended December 31, 2001 and 2000

                                                                                2001                        2000
                                                                         ------------------          -----------------
Revenues                                                                 $          796,478          $       2,759,417
Cost of Operations                                                                  154,365                  1,968,744
                                                                         ------------------          -----------------

Gross Profit                                                                        642,113                    790,673
Selling and Administrative Expenses                                                 388,941                    847,484
                                                                         ------------------          -----------------
                                                                                    253,172                    (56,811)
                                                                         ------------------          -----------------
Other Income (Expense):
   Interest income (expense), net                                                   (17,766)                   (98,303)
   Equity in earnings from unconsolidated subsidiaries                                    -                     96,168
   Impairment of goodwill                                                                 -                 (1,256,932)
   Provision for bad debts                                                         (324,000)                         -
   Other                                                                           (248,694)                  (484,583)
   Depreciation and amortization                                                    (81,344)                  (342,280)
                                                                         ------------------          -----------------
                                                                                   (671,804)                (2,085,930)
                                                                         ------------------          -----------------

Loss from Continuing Operations Before
  Income Taxes and Minority Interest                                               (418,632)                (2,142,741)
Income Taxes                                                                              -                     27,682
                                                                         ------------------          -----------------

Loss from Continuing Operations                                                    (418,632)                (2,170,423)

Discontinued Operations (See Note 1 and 6):
   Income from operations, net                                                            -                    501,301
   Loss on sale, net                                                                      -                 (1,450,522)
                                                                         ------------------          -----------------
         Total Loss from Discontinued Operations                                          -                   (949,221)
                                                                         ------------------          -----------------

Loss Before Minority Interest                                                      (418,632)                (3,119,644)
Minority Interest                                                                    14,277                     31,740
                                                                         ------------------          -----------------

Net Loss                                                                           (404,355)                (3,087,904)

Other Comprehensive Income (Loss):
   Foreign currency translation adjustment                                          (27,411)                   (75,923)
                                                                         ------------------          -----------------

Comprehensive Loss                                                       $         (431,766)         $      (3,163,827)
                                                                         ==================          =================

Earnings (Loss) Per Common Share:
   Net loss from continuing operations                                   $           (0.153)         $           (0.77)
   Discontinued operations, net                                                           -                      (0.34)
   Minority interest                                                                  0.005                       0.01
                                                                         ------------------          -----------------

Net Loss Per Share - Basic                                               $          (0.1481)         $           (1.10)
                                                                         ==================          =================

Weighted Average Shares Outstanding - Basic                                       2,820,100                  2,820,100
                                                                         ==================          =================

The accompanying notes are an integral part of these consolidated financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                     Years Ended December 31, 2001 and 2000

                                                                             Retained Earnings   Accumulated Other        Total
                                                Common       Additional        (Accumulated        Comprehensive       Shareholders'
                                                 Stock     Paid-In Capital        Deficit)         Income (Loss)          Equity
                                            -------------- ---------------  -----------------   -----------------      -------------
Balance at December 31, 1999                $          282 $    5,724,320    $     (36,268)        $    (235,551)      $  5,452,783

Net loss                                                 -              -       (3,087,904)                    -         (3,087,904)

Foreign currency translation adjustment                  -              -                -               (75,923)           (75,923)
                                            -------------- --------------    -------------         --------------      -------------

Balance at December 31, 2000                           282      5,724,320       (3,124,172)             (311,474)         2,288,956

Net loss                                                 -              -         (404,355)                    -           (404,355)

Rescinded dividends                                      -              -          423,018                     -            423,018

Adjustment to additional paid-in capital
  on acquisition of treasury stock                       -         64,133)               -                     -            (64,133)

Foreign currency translation adjustment                  -              -                -               (27,411)           (27,411)
                                            -------------- --------------    -------------         -------------       -------------

Balance at December 31, 2001                $          282 $    5,660,187    $  (3,105,509)        $    (338,885)      $  2,216,075
                                            ============== ==============    =============         =============       =============

The accompanying notes are an integral part of these consolidated financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years Ended December 31, 2001 and 2000

                                                                                 2001                       2000
                                                                           ----------------           ----------------
Cash Flows from Operating Activities:
   Net loss                                                                $       (404,355)          $     (3,087,904)
   Income from discontinued operations                                                   -                    (501,301)
   Loss on sale of discontinued operations                                               -                   1,450,522
   Minority interest                                                               (376,163)                   (31,740)
                                                                           ----------------           ----------------

                                                                                   (780,518)                (2,170,423)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Depreciation and amortization                                                   81,344                    342,280
     Provision for bad debt                                                         324,000                         -
     Equity in earnings from unconsolidated subsidiaries                                 -                      96,168
     Impairment of goodwill                                                              -                   1,256,932
     Foreign currency translation adjustment                                        (27,411)                   (75,923)
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                                                      2,326,151                    674,278
         Notes receivable                                                          (179,911)                   313,500
         Inventory                                                                   51,408                    (15,501)
         Other current assets                                                        12,160                    113,005
         Deferred charges                                                                -                     138,984
         Deposits and other                                                         205,157                    158,054
         Advances                                                                  (264,231)                        -
       Increase (decrease) in:
         Accounts payable and accrued expenses                                   (1,509,247)                   804,126
         Deferred revenue                                                                -                    (511,489)
         Staff severance indemnities                                                (32,937)                   (29,267)
         Income taxes payable                                                            -                      22,178
                                                                           ----------------           ----------------

Net Cash Provided by Operating Activities                                           205,965                  1,116,902
                                                                           ----------------           ----------------

Cash Flows from Investing Activities:
   Purchase of property, plant and equipment                                        (18,932)                    (1,542)
   Sale of real estate held for investment                                               -                      96,872
   Investments in unconsolidated subsidiaries                                       233,195                    149,267
   Proceeds from (purchase of) short-term investments                                    -                      60,058
                                                                           ----------------           ----------------

Net Cash Provided by Investing Activities                                           214,263                    304,655
                                                                           ----------------           ----------------

The accompanying notes are an integral part of these consolidated financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                     Years Ended December 31, 2001 and 2000

                                                                                  2001                       2000
                                                                             ---------------            ---------------
Cash Flows from Financing Activities:
   Net proceeds (payments to) from related parties                           $       275,082            $      (601,216)
   Net (repayments) proceeds from obligations with bank                             (954,261)                   548,018
   Adjustment to additional paid-in capital from acquisition of                      (64,133)                        -
    treasury stock
   Principal payments on long-term debt                                                   -                  (1,279,933)
   Proceeds from long-term debt                                                      110,426                         -
                                                                             ---------------            ---------------

Net Cash Used in Financing Activities                                               (632,886)                (1,333,131)
                                                                             ---------------            ---------------

Net (Decrease) Increase in Cash                                                     (212,658)                    88,426

Cash at Beginning of Year                                                            213,589                    125,163
                                                                             ---------------            ---------------

Cash at End of Year                                                          $           931            $       213,589
                                                                             ===============            ===============


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for interest                                    $        17,766            $       148,998
                                                                             ===============            ===============


   Net assets disposed of upon sale of discontinued operations:
     Property, plant and equipment                                           $        57,096            $     2,516,810
     Goodwill                                                                             -                   1,169,270
     Due to public entities                                                               -                  (3,327,290)
                                                                             ---------------            ---------------

                                                                             $        57,096            $       358,790
                                                                             ===============            ===============


The accompanying notes are an integral part of these consolidated financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 2001 and 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Organization - Andean Development Corporation ("ADC" or the
              ------------
              "Company") was incorporated in the State of Florida on October 19, 1994. ADC operates its lines of business principally in Chile, Peru, Argentina and Spain.

              The Company provides engineering and project management services for energy and private works projects and sells, as agent, major electrical and mechanical equipment. The Company also advises and assists large private utilities and government agencies in obtaining land easements from private owners for installation of electrical lines, sewer plant infrastructure, piping and roads.

              The Company in the past had developed educational and training software. The Company discontinued developing its software in 2001. See Note 9.

              Basis of Presentation - The accompanying consolidated financial
              ---------------------
              statements include the accounts of ADC and the following consolidated subsidiaries:

                                                                                       Ownership
                              Subsidiary                           Domicile           Percentage
                              ----------                           --------           ----------
              Errazuriz y Asociados Ingenieros, S. A.              Chile                 100%
               ("EAI") Chilean Corporation

              Errazuriz y Asociados Ingesis, S.A.                  Chile                 100%
               ("E&A") Chilean Corporation

              Consonni, U.S.A., Inc.                               Spain                 83.6%
              ("CONUSA") U.S. Corporation

              CONUSA owns a 19% interest in Construcciones Electromecanicas, S.A. Consonni (located in Bilbao, Spain) and a 92% interest in Equipos de Control Electrico S.A. ("ECESA").

              ADC and the above subsidiaries are collectively referred to as the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

          During 2000, the Company sold 100% of its ownership in the following previously consolidated subsidiaries:

          . June 30, 2000 - Aguas y Ecologia, S. A., Negociaciones y Servidumbre, S. A. and Nysacar, S. A.

          .   August 31, 2000 - Bodegas Garcia Errazuriz, S. A.


          On December 12, 2000, CONUSA, a 83.6% owned subsidiary of the Registrant, sold approximately 78% of its capital stock in Consonni to unrelated minority shareholders of Consonni. The purchase price was approximately U.S. $1,200,000. As a consequence of this transaction, CONUSA will retain only a 19% equity interest in Consonni.

          The initial payment of approximately $266,700 has been received by CONUSA. The balance is to be paid to CONUSA over five years as follows:

          Approximately $80,000 on June 20, 2001; and

          Nine semiannually payments of approximately $85,000 commencing December 2001

          The Company recognized a loss of approximately $1,451,000 on the sale of its interest in Consonni and income from discontinued operations of approximately $501,000, which are stated separately in the accompanying consolidated statements of operations for the year ended December 31, 2000. In addition, as a result of the sale, the remaining goodwill of $1,256,932, connected with the original acquisition of Consonni, was considered impaired and written off during the year ended December 31, 2000.

          In addition, The Company consolidated its subsidiaries Errazuriz y Asociados Division Comercial S.A., Ingesis S.A. and Igenor Andina S.A. into one company, named E&A Ingesis S.A.

          E&A will concentrate its business on the education segment of the Company. The engineering activities shall be conducted through E.A.I. and the Spanish sales and trading will continue to be operated by ECESA.

          The Company's proportionate share of income or loss for subsidiaries sold during the year ended December 31, 2000 is included in the accompanying consolidated statements of operations as discontinued operations.

                ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          Functional Currency - The consolidated financial statements have been
          -------------------
          translated in accordance with the provisions set forth in Statement of Financial Accounting Standards No. 52, "foreign currency translation" from Chilean pesos and Spanish pesetas (the functional currencies) into U.S. dollars (the reporting currency). The exchange rate used at December 31, 2001 and 2000 for assets and liabilities was 656.20 and
          573.73 Chilean pesos to U.S. $1.00, respectively, and 187.84 and
          176.68 Spanish pesetas to U.S. $1.00, respectively. Shareholders' equity and components are translated at historical rates. The weighted average exchange rates used during the years ended December 31, 2001 and 2000, respectively, for results of operations were 643.09 and
          537.64 Chilean pesos to U.S. $1.00, respectively, and 185.85 and
          179.86 Spanish pesetas to U.S. $1.00, respectively. The effects of exchange rate changes are reflected as a separate component of shareholders' equity.

          Revenue Recognition - The Company earns revenue principally from
          -------------------
          commissions associated with the sale of equipment and from fees for the performance of engineering services and providing technical assistance in the development of specialized projects.

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

          The Company earned no revenues from its educational and software development activities in 2001 and 2000.

          Concentrations of Credit Risk - Financial instruments which
          -----------------------------
          potentially subject the Company to concentrations of credit risk consist principally of cash, periodic temporary investments of excess cash, and trade receivables. The Company places its cash with high credit quality financial institutions. A significant portion of the Company's sales are to several large customers and, as such, the Company is directly affected by the well-being of those customers. However, the credit risk associated with trade receivables is minimal due to the significant size of the Company's customers and the Company's ongoing efforts to monitor the credit worthiness of its customers.

                ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          Fair Values of Financial Instruments - The fair value of a financial
          ------------------------------------
          instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of cash, short-term investments, accounts receivable, notes receivable, accounts payable and notes payable approximate the carrying amounts at December 31, 2001 and 2000.

          Property, Plant and Equipment - Property, plant and equipment are
          -----------------------------
          recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, usually five to seven years.

          Staff Severance Indemnities - The Company provides for certain lump
          ---------------------------
          sum severance indemnities that are required to be paid by Chilean law to its employees at the end of their employment. The obligation is calculated based on the present value of the vested benefits to which an employee is entitled, the expected service lives of the employees and current salary levels. The Company believes that the above calculation is not materially different from the calculation required by SFAS 87, which would reflect expected future salary increases.

          Foreign Operations - The Company is a holding company for foreign
          ------------------
          entities, operating primarily in South America and Spain. In South America and Spain, the potential for both economic and political change in the business environment is different from that of the United States. Therefore, the Company's results of operations and financial position could be materially affected by sudden changes in the business and political environments in the countries that the Company operates.

          Income Taxes - Deferred tax assets and liabilities are recognized for
          ------------
          the future income tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

          Income tax expense totaled $27,682 for the year ended December 31, 2000. There was no income tax for the year 2001.

          Earnings Per Common Share - Basic earnings per common share are based
          -------------------------
          on the weighted average number of shares outstanding of 2,820,100 for the years ended December 31, 2001 and 2000, after giving effect to common stock equivalents that would have a dilutive effect on earnings per share. Warrants issued with exercise prices greater than the existing market value of the Company stock are deemed anti-dilutive and are not components of earnings per share.

                ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          Recent Pronouncements - In June 1998, the Financial Accounting
          ---------------------
          Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires the recognition of the fair value of all derivative instruments on the balance sheet. Subsequent to the issuance of SFAS 133, the FASB received many requests to clarify certain issues causing difficulties in implementation. In June 2000, the FASB issued SFAS 138, which responds to those requests by amending certain provisions of SFAS 133. These amendments include allowing foreign-currency exposures that reduce the need for third-party derivatives and redefining the nature of interest rate risk to avoid sources of ineffectiveness. The impact of adopting SFAS 133, as amended by SFAS 138, is not significant.

          In February 1999, the Financial Accounting Standards board Issued Statement of Financial Accounting Standards No. 135 "Recission of FASB Statement No. 75 and Technical Corrections" which is effective for financial statements issued after February 15, 1999. There is no impact to the Company's financial reporting or presentation due to the adoption of SFAS No. 135.

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth quarter of fiscal 2001. The adoption of this SAB had no impact on the Company's financial statements.

          In July 2001, The Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited after that date. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. Thus, amortization of goodwill and intangible assets with indefinite lives will cease upon adoption of the statement. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001. Upon the adoption of SFAS No. 142 there is no impact to the Company's financial reporting or presentation due to the adoption of SFAS No. 141 and SFAS No. 142.

                ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          Estimates - The preparation of financial statements in conformity with
          ---------
          generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent asset and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Reclassifications - Certain amounts in the 2000 consolidated financial
          -----------------
          statements have been reclassified for comparative purposes to conform with the presentation in the 2001 consolidated financial statements.

NOTE 2 -  OTHER CURRENT ASSETS

          Other current assets consist of the following at December 31:

                                                  2001                 2000
                                             --------------      -------------

          Recoverable taxes                   $     154,386      $     158,013
          Other                                      13,893             22,426
                                              -------------      -------------

                                              $     168,279      $     180,439
                                              =============      =============

NOTE 3 -  PROPERTY, PLANT AND EQUIPMENT, NET

          Property, plant and equipment, net, consist of the following at December 31:

                                                       2001            2000
                                                   -------------    -----------

          Vehicles                                 $     268,942    $   250,010
          Office equipment and computers                 144,755        144,755
          Furniture, fixtures and improvements           371,795        447,823
                                                   -------------    -----------

          Total property, plant and
            equipment, at cost                           785,492        842,588

          Less accumulated depreciation

            and amortization                            (405,650)      (338,937)
                                                   -------------    -----------

                                                   $     379,842    $   503,651
                                                   =============    ===========

                ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

NOTE 3 -  PROPERTY, PLANT AND EQUIPMENT, NET (Continued)

          Depreciation expense approximated $81,000 and $342,000 for the years ended December 31, 2001 and 2000, respectively.

NOTE 4 -  RELATED PARTY TRANSACTIONS

          The Company conducts a substantial amount of its business with companies that are affiliated with shareholders of the Company. As a result, fees for services or commissions on sales have been received from or paid to affiliated companies.

NOTE 5 -  NOTE RECEIVABLE FROM RELATED PARTY AND OTHER

          During 1997, the Company received a note from Pedro Pablo Errazuriz, the Company's Chairman of the Board, in the amount of $606,031, payable in four annual installments, plus interest at 8 1/2% per year, commencing January 15, 1998. The note was in exchange for the purchase of real estate. As of December 31, 2000, the balance of this note approximated $214,000. The balance on the note was collected during 2001.

          Note receivable from related party and other, consist of the following at December 31:

                                                                          2001                  2000
                                                                    ----------------      ----------------
              Pedro Pablo Errazuriz                                    $           -         $     213,750
              Coficomex                                                      324,000               324,000
              Sale of shares of Consonni                                   1,250,171             1,097,308
              Sale of shares of Ecesa                                        213,633                     -
              Bayesa                                                         279,380               252,500
              Less valuation reserve                                        (324,000)                    -
                                                                       -------------         -------------

                                                                           1,743,184             1,887,550

              Less current portion                                          (327,911)             (148,000)
                                                                       -------------         -------------

                                                                       $   1,415,273         $   1,739,558
                                                                       =============         =============

                ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

NOTE 6 -  DISCONTINUED OPERATIONS

          During the year 2000, the Company adopted a formal plan to sell the net assets of Consonni, S.A. and certain Chilean subsidiaries. The disposal date of Consonni was December 19, 2000.

          The following represents the results of operations of the discontinued subsidiaries during the year ended December 31, 2000:


                                                    Consonni, S. A.      Combined
                                                      (Spain)         Chilean Subsidiaries          Total
                                               ---------------------  ---------------------     ---------------
              Revenues                            $    9,319,985         $       77,007         $    9,396,992
              Cost of sales                           (7,569,478)               (95,173)            (7,664,651)
                                                  --------------         --------------         --------------

              Gross margin                             1,750,507                (18,166)             1,732,341

              General and administrative
                expenses                                (864,500)               (49,261)              (913,761)

              Other - net                               (379,868)                62,589               (317,279)
                                                  --------------         --------------         --------------

              Net income (loss) from
               discontinued operations            $      506,139         $       (4,838)        $      501,301
                                                  ==============         ==============         ==============


NOTE 7 -  OBLIGATION WITH BANKS

          Obligations with banks consist of lines-of-credit with local Chilean banks. Interest rates on all lines-of-credit are based on the Asociacion de Bancos y Entidades Financieras (T.A.B.) rate, which represents a daily average of the interest paid by banks on its deposits. The rate is then adjusted upwards approximately 1.5% for the banks profit, and then an additional 1.0% - 1.7% reflecting the individual risk of the bank on the individual loan.

          These lines-of-credit are secured by an assignment of the Company's accounts receivable. Obligations with banks under lines-of-credit amounted to approximately $35,000 and $990,000 at December 31, 2001 and 2000, respectively.

                ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

NOTE 8 -  LONG-TERM DEBT

          Long-term debt consists of the following at December 31, 2001:


              Notes payable, collateralized by trade receivables
               with interest payable at 9% and payable monthly                          $        110,426

              Less current portion                                                               (34,923)
                                                                                        ----------------

              Total long-term debt                                                      $         75,503
                                                                                        ================

NOTE 9 -  RESEARCH AND DEVELOPMENT

          The Company incurred and expensed research and development costs of approximately $161,000 and $272,000 in 2001 and 2000.

          The Company discontinued its research and development of educational software and on April 1, 2001 executed an agreement with an unrelated company, Gente Andina, S. A. The Company will invest approximately $500,000 in exchange for guaranteed interest income of1/2% monthly and 35% of the profits of Gente Andina, S. A. Gente Andina, S. A. will continue developing the software and projects previously undertaken by the Company. As of December 31, 2001, approximately $264,000 was advanced to Gente Andina, S. A. under this agreement.


NOTE 10 - SHAREHOLDERS' EQUITY

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

                ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

NOTE 11 - INCOME TAXES

          The Company is subject to income taxes in Chile and Spain. Reconciliations between the statutory income tax rate in these countries, and the Company's effective income tax rate as a percentage of income before income taxes is as follows:

                                                                          2001                       2000
                                                                    -----------------          ---------------
              Chilean statutory tax rate                                    15.0%                     15.0%
              Other, net                                                       4                         4
                                                                        --------                  --------

              Effective income tax rate                                     15.4%                     15.4%
                                                                        ========                  ========

              Spanish effective income tax rate                             30.0%                     30.0%
                                                                        ========                  ========


NOTE 12 - COMMITMENTS AND CONTINGENCIES

          Lease
          -----

          The Company leases offices from a related party in Santiago, Chile under various operating leases. Monthly rental payments were approximately $6,700 during 2001 and 2000, respectively. Rent expense was $80,000 for the years ended December 31, 2001 and 2000.

          Future minimum rental payments under the lease are as follows:

                   Years Ending                 Annual
                   December 31,                Payments
                   ------------              ------------

                       2002                  $     80,000
                       2003                        80,000
                       2004                        80,000
                       2005                        80,000
                       2006                        80,000
                                             ------------

                                             $    400,000
                                             ============