Form 10QSB
period 2002-03-31
ANDEAN DEVELOPMENT CORP
filed 2002-05-15
CIK 943184

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the transition period from __________ to ___________

                         Commission file number 33-90696

                                -------------------

                             1224 Washington Avenue
                           Miami Beach, Florida 33139
                    (Address of principal executive offices)

                                 (305) 866-3360
                           (Issuer's telephone number)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 2002, 2,820,100 shares of $.0001 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                         ANDEAN DEVELOPMENT CORPORATION

                                      INDEX

Part I.    Financial Information.

Item 1.    Financial Statements (Unaudited).

Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations.

Part II.   Other Information.

                         ANDEAN DEVELOPMENT CORPORATION

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

        Certain information and footnote disclosures normally included in financial statements prepared in accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"), although the Company believes the disclosures made are adequate to make the information presented not misleading, and, in the opinion of management, all adjustments have been reflected which are necessary for a fair presentation of the information shown and the accompanying notes. These condensed unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001. The results for the nine months ended March 31, 2002 are not necessarily indicative of the results of operations for a full year or of future periods.

   The accompanying notes are an integral part of these financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                           Consolidated Balance Sheets

                      March 31, 2002 and December 31, 2001


                                                     A S S E T S

                                                                            March 31,                   December 31,
                                                                              2002                         2001
                                                                     -----------------------        -------------------
                                                                            (Unaudited)
Current Assets:
   Cash                                                                  $          4,425            $             931
   Accounts receivable                                                            184,187                      185,687
   Notes receivable                                                               251,588                      327,911
   Other current assets                                                           214,263                      168,279
                                                                         ----------------            -----------------

         Total Current Assets                                                     654,463                      682,808
                                                                         ----------------            -----------------

Property, Plant and Equipment, net                                                359,506                      379,842
                                                                         ----------------            -----------------

Other Assets:
   Note receivable from related party and other                                 1,347,755                    1,415,273
   Investment in unconsolidated subsidiaries                                        2,543                        2,543
   Deposits and other                                                             268,483                           -
   Advances under agreement                                                            -                       264,231
                                                                         ----------------            -----------------

                                                                                1,618,781                    1,682,047
                                                                         ----------------            -----------------

                                                                         $      2,632,750            $       2,744,697
                                                                         ================            =================

   The accompanying notes are an integral part of these consolidated financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                      March 31, 2002 and December 31, 2001

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                              March 31,                   December 31,
                                                                                2002                         2001
                                                                       -----------------------        -------------------
                                                                             (Unaudited)
Current Liabilities:
   Obligations with banks                                                $           15,050          $           35,310
   Accounts payable and accrued expenses                                             67,097                      98,237
   Due to related parties                                                            32,729                      49,203
   Current portion of long-term debt                                                 34,352                      34,923
   Income taxes payable                                                              11,253                          -
                                                                         ------------------          ------------------

         Total Current Liabilities                                                  160,481                     217,673
                                                                         ------------------          ------------------

Long-Term Liabilities:
   Long-term debt, excluding current portion                                         74,185                      75,503
   Staff severance indemnities                                                       35,653                      39,427
                                                                         ------------------          ------------------

                                                                                    109,838                     114,930
                                                                         ------------------          ------------------

Minority interest                                                                   192,505                     196,019
                                                                         ------------------          ------------------

Shareholders' Equity:
   Preferred stock, $.0001 par value, 5,000,000 shares
     authorized, no shares issued and outstanding                                         -                           -
   Common stock, $.0001 par value, 20,000,000 shares
     authorized, 2,820,100 shares issued and outstanding                                282                         282
   Additional paid-in capital                                                     5,660,187                   5,660,187
   Accumulated deficit                                                           (3,097,221)                 (3,105,509)
   Accumulated other comprehensive income (loss)                                   (393,322)                   (338,885)
                                                                         ------------------          ------------------

         Total Shareholders' Equity                                               2,169,926                   2,216,075
                                                                         ------------------          ------------------

                                                                         $        2,632,750          $        2,744,697
                                                                         ==================          ==================

   The accompanying notes are an integral part of these consolidated financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                        Consolidated Statements of Income

                   Three Months Ended March 31, 2002 and 2001


                                                                                2002                        2001
                                                                       ---------------------      -----------------------
                                                                            (Unaudited)                 (Unaudited)
Revenues from Operations:
   Revenues                                                              $         102,074           $         250,000
   Cost of operations                                                               30,417                      38,205
                                                                         -----------------           -----------------

Gross Profit                                                                        71,657                     211,795

Selling and Administrative Expenses                                                 34,139                     187,719
                                                                         -----------------           -----------------

Income from Operations                                                              37,518                      24,076
                                                                         -----------------           -----------------

Other Income (Expense), Net                                                        (29,230)                      8,658
                                                                         -----------------           -----------------

Income Before Income Taxes and
  Minority Interest                                                                  8,288                      32,734

Income Taxes                                                                            -                       15,373
                                                                         -----------------           -----------------

Income Before Minority Interest                                                      8,288                      17,361

Minority Interest                                                                       -                       10,854
                                                                         -----------------           -----------------

Net Income                                                                           8,288                      28,215

Other Comprehensive Loss;
   Foreign Currency Translation Adjustment                                         (54,437)                    (95,910)
                                                                         -----------------           -----------------

Comprehensive Loss                                                       $         (46,149)          $         (67,695)
                                                                         =================           =================

Net Income per Common Share                                              $            .003           $             .01
                                                                         =================           =================

Weighted Average Shares Outstanding                                              2,820,100                   2,820,100
                                                                         =================           =================

   The accompanying notes are an integral part of these consolidated financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                 Consolidated Statements of Shareholders' Equity

                        Three Months Ended March 31, 2002

                                                                                                                  Accumulated Other
                                                 Common              Additional              Accumulated            Comprehensive
                                                 Stock             Paid-In Capital             Deficit              Income (Loss)
                                          -------------------   --------------------    -------------------    --------------------
Balance at December 31, 2001                $            282      $       5,660,187       $     (3,105,509)      $        (338,885)

Net income (Unaudited)                                    -                      -                   8,288                      -

Foreign currency translation
  adjustment (Unaudited)                                  -                      -                      -                  (54,437)
                                            ----------------      -----------------       -----------------      ------------------

Balance at March 31, 2002 (Unaudited)       $            282      $       5,660,187       $     (3,097,221)      $        (393,322)
                                            ================      =================       =================      ==================

                                                      Total
                                                  Shareholders'
                                                     Equity
                                             --------------------
Balance at December 31, 2001                   $      2,216,075

Net income (Unaudited)                                    8,288

Rescinded dividends (Unaudited)                              -

Foreign currency translation
  adjustment (Unaudited)                                (54,437)
                                               ----------------

Balance at March 31, 2002 (Unaudited)          $      2,169,926
                                               ================

   The accompanying notes are an integral part of these consolidated financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                      Consolidated Statements of Cash Flows

                   Three Months Ended March 31, 2002 and 2001


                                                                                2002                        2001
                                                                       -----------------------     ----------------------
                                                                             (Unaudited)                 (Unaudited)
Cash Flows from Operating Activities:
   Net income                                                            $           8,288           $          28,215
   Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
     Depreciation and amortization                                                  20,336                      21,208
     Translation adjustment                                                        (54,437)                    (95,910)
     Minority interest                                                              (3,514)                   (374,472)
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                                                         1,500                   2,411,838
         Inventory                                                                      -                       51,408
         Other current assets                                                      (45,984)                    (10,604)
         Notes receivable                                                           76,323                      56,243
         Deposits and other assets                                                (268,483)                     92,634
         Goodwill                                                                       -                      205,157
       Increase (decrease) in:
         Accounts payable and accrued expenses                                     (31,140)                 (1,527,649)
         Income taxes payable                                                       11,253                     (30,788)
         Staff severance indemnity                                                  (3,774)                     (1,338)
                                                                         -----------------           -----------------

Net Cash (Used in) Provided by Operating Activities                               (289,632)                    825,942
                                                                         -----------------           -----------------

Cash Flows from Investing Activities:
   Disposition of fixed assets                                                          -                       62,802
   Investment in unconsolidated subsidiaries                                            -                      104,850
                                                                         -----------------           -----------------

Net Cash Provided by Investing Activities                                               -                      167,652
                                                                         -----------------           -----------------

   The accompanying notes are an integral part of these consolidated financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                   Three Months Ended March 31, 2002 and 2001

                                                                                2002                       2001
                                                                         -------------------       --------------------
                                                                             (Unaudited)               (Unaudited)
Cash Flows from Financing Activities:
   Borrowings from (advances to) related parties                          $        315,275           $        (202,658)
   Proceeds from (payments on) obligations with bank                               (20,260)                   (960,929)
   Principal payments on long-term debt                                             (1,889)                         -
                                                                          ----------------           -----------------

Net Cash Provided by (Used in) Financing Activities                                293,126                  (1,163,587)
                                                                          ----------------           -----------------

Net Increase (Decrease) in Cash                                                      3,494                    (169,993)

Cash at Beginning of Period                                                            931                     213,589
                                                                          ----------------           -----------------

Cash at End of Period                                                     $          4,425           $          43,596
                                                                          ================           =================

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the quarter for interest                              $             -            $           1,987
   Cash paid during the quarter for taxes                                               -                       15,373

Supplemental Disclosure of Non-Cash
 Financing Activities:
   Rescinded dividends                                                                  -                     (423,018)

 The accompanying notes are an integral part of these consolidated financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                   Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Basis of Presentation - The quarterly financial information
              ---------------------
              included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. For further information, refer to the consolidated financial statements and notes thereto included in the Company's form 10-KSB as of and for the year ended December 31, 2001.

              Functional Currency - The consolidated financial statements have
              -------------------
              been translated in accordance with the provisions set forth in Statement of Financial Accounting Standards No. 52, from Chilean pesos (the functional currency) into US dollars (the reporting currency).

              Earnings Per Common Share - Earnings per common share are based on
              -------------------------
              the weighted average number of shares outstanding of 2,820,100 for the periods ended March 31, 2002 and 2001, respectively. Warrants issued with exercise prices greater than the existing market value of the company stock are deemed anti-dilutive and are not compo nents of earnings per share.

      The accompanying notes are an integral part of these consolidated financial statements.

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

         Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 2001 Annual Report on Form 10-KSB and the risk factors described therein.

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

         INA is also developing, in a joint venture with genteAndina S.A., a Chilean company specializing in education ("genteAndina S.A"), a communication network and related software for (i) rural area remote education, and (ii) post graduate professional education "at home" for Union leaders and key employees in Chile, which, if successful, could be adopted and developed in other countries in South America. On April 1, 2001, the Company executed an agreement with an unrelated company, genteAndina, S. A. in which the Company will invest approximately $500,000 in exchange for guaranteed interest income of 1/2% monthly and 35% of the profits of genteAndina, S. A. genteAndina, S. A. will continue developing the software and projects previously undertaken by the Company. As of December 31, 2001, approximately $425,000 was advanced to genteAndina, S. A. under this agreement and is included in deposits and other in the accompanying consolidated financial statements.

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

            The Company is also the majority owner (83.6%) of a non-operating subsidiary, Consonni USA, Inc. ("Consonni"), the assets of which consist of cash and notes receivables. In 2000, the Company sold the operating subsidiary of Consonni.

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

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002
                      TO THREE MONTHS ENDED MARCH 31, 2001

Gross Revenues and Costs of Operations

Gross revenues decreased from $250,000 for the three months ended March 31, 2001 to $102,074 for the three months ended March 31, 2002, a decrease of $153,580. The decrease in gross revenues is a result of the sale of certain subsidiaries in the last two fiscal years, general economic conditions, including financial instability in Argentina, implementation of the business strategy and a decrease in operational costs.

Cost of Operations decreased from $38,205 for the three months ended March 31, 2001 to $34,417 for the three months ended March 31, 2002, a decrease of $3,788. This decrease comes primarily from a decrease in operational costs following the sale of certain subsidiaries during the last two fiscal years and a decrease of operational costs resulting from the implementation of the business strategy.

Selling and Administrative Expenses, Incomes from Operations and Other Income (Expenses).

Selling and Administrative Expenses decreased from $187,719 for the three months ended March 31, 2001 to $34,139 for the three months ended March 31 2002, a decrease of $153,580. This decrease is primarily a result of the sale of certain subsidiaries during the last two fiscal years and the decrease in revenues and operating costs as a result of the implementation of the business strategy.

Income from Operations, increased from $24,076 for the three months ended March 31, 2001 to $37,518 for the three months ended March 31, 2002, an increase of $13,442.

Other Income (Expenses) decreased from a net income of $8,658 for the three months ended March 31, 2001 to net expenses of ($29,230) for the three months ended March 31, 2002. This decrease is primarily as a result of the sale of certain subsidiaries during the last two fiscal years and the decrease in revenues and operating costs as a result of the implementation of the business strategy.

Net Income and Income Tax.

Net income before income taxes decreased from $32,734 for the three months ended March 31, 2001 to $8,288 for the three months ended March 31, 2002, and taxes decreased in the same period from $15,373 to $-0-. In the same period, the corresponding portion of the minority interest decreased from $10,854 to $-0-. As a consequence of the previous figures, the net income of the Company decreased in the period from $28,215 to $8,288, primarily due to the decrease in gross revenues.

Liquidity and Capital Resources. The Company has financed its operations and other working capital requirements principally from operating cash flow.

Current Assets

Cash and Short Term Investments increased from $931 as of December 31, 2001 to $4,425 at the three month period ended March 31, 2002, an increase of $3,494. As of December 31, 2001 and at the three month period ended March 31, 2002, the Company has no short-term investments. This increase in cash and a decrease in operating costs as a result of the implementation of the business strategy.

Accounts receivable decreased from $185,687 at December 31, 2001 to $184,187 at the three month period ended March 31, 2002, a decrease of $1,500.

Total Current Assets decreased from $682,808 at December 31, 2001 to $654,463 for the three month period ended March 31, 2002, a decrease of $28,345. This was a result of the decrease of revenues as a consequence of the implementation of the business strategy.

Property, plant and equipment decreased from $379,842 at December 31, 2001 to $359,506 at the three month period ended March 31, 2002, a decrease of $20,336, primarily as a result of the implementation of the business strategy.

Other assets decreased from $ 1,682,047 at December 31, 2001 to $1,618,781 for the three month period ended March 31, 2002, a decrease of $63,266. This decrease is a result of the implementation of the business strategy which does not include investments in subsidiaries.

Liabilities

Current liabilities decreased from $217,673 at December 31, 2001, to $160,481 at the three month period ended March 31, 2002, a decrease of $57,192. This decrease is as a result of implementation of the business strategy of reducing debt through consolidation and limiting expenditures, and a decrease in operating costs as a result of the implementation of the business strategy.

Long-term liabilities decreased from $114,930 at December 31, 2001 to $109,838 at the three month period ended March 31, 2002, a decrease of $5,092.

The Company anticipates that its cash requirements will continue to increase as it continues to expend substantial resources to build its infrastructure, develop its business plan and establish its sales and marketing network operations, customer support and administrative organizations. The Company currently anticipates that its available cash resources and cash generated from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next twelve months. As of March 31, 2002, there were no commitments for long term capital expenditures. If the Company is unable to maintain profitability, or seeks further expansion, additional funding will become necessary. No assurances can be given that either equity or debt financing will be available.

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

Net Income and Income Tax. Net Income increased from a loss of ($136,211) for the three months ended March 31, 2000 to net income of $28,215 for the three months ended March 31, 2001, primarily as a result of the sale of certain subsidiaries and most of the Company's interest in Consonni.

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

                                                 ANDEAN DEVELOPMENT CORPORATION

                                                   By: /s/ Pedro Pablo Errazuriz
Date: May 15, 2002                                 President and Chief Executive
                                                             Officer
                                                   -----------------------------