Form 10QSB
period 2002-06-30
ANDEAN DEVELOPMENT CORP
filed 2002-08-13
CIK 943184

                                   FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

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


               1224 Washington Avenue, Miami Beach, Florida 33139
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (305) 866-3360

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and has been subject to such filing requirements for the past 90 days.

Yes    X        No  _____
     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2002, 2,820,100 shares of $.0001 par value common stock were outstanding.

                         ANDEAN DEVELOPMENT CORPORATION



                                      INDEX



Part I.    Financial Information.                                             3


Item 1.    Financial Statements (Unaudited).                                  3


Item 2.    Management's Discussion and Analysis of Financial Condition and   12
            Results of Operations.


Part II.   Other Information.                                                19

                         ANDEAN DEVELOPMENT CORPORATION

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Although the Company believes the disclosures made are adequate to make the information presented not misleading, and, in the opinion of management, all adjustments have been reflected which are necessary for a fair presentation of the information shown and the accompanying notes, these condensed unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001. The results for the six months ended June 30, 2002 are not necessarily indicative of the results of operations for a full year or of future periods.

                         ANDEAN DEVELOPMENT CORPORATION

                           Consolidated Balance Sheets

                       June 30, 2002 and December 31, 2001

                                       A S S E T S

                                                        June 30, 2002   December 31, 2001
                                                         (Unaudited)        (Audited)
                                                       ---------------  -----------------
Current Assets:
   Cash                                                   $    2,227       $      931
   Accounts receivable                                       118,966          185,687
   Notes receivable                                          251,441          327,911
   Other current assets                                      207,728          168,279
                                                          ----------       ----------

         Total Current Assets                                580,362          682,808
                                                          ----------       ----------

Property, Plant and Equipment, net                           339,170          379,842
                                                          ----------       ----------

Other Assets:
   Notes receivable from related party and others          1,346,730        1,415,273
   Investment in unconsolidated subsidiaries                   2,543            2,543
   Advances under agreement                                  271,406          264,231
                                                          ----------       ----------

                                                           1,620,679        1,682,047
                                                          ----------       ----------

                                                          $2,540,211       $2,744,697
                                                          ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                       June 30, 2002 and December 31, 2001



                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                 June 30, 2002       December 31, 2001
                                                                  (Unaudited)            (Audited)
                                                                 -------------       -----------------
Current Liabilities:
   Obligations with banks                                        $      14,842         $       35,310
   Accounts payable and accrued expenses                                74,717                 98,237
   Due to related parties                                               12,044                 49,203
   Current portion of long-term debt                                    34,205                 34,923
   Income taxes payable                                                 11,098                     -
                                                                 -------------         --------------

         Total Current Liabilities                                     146,906                217,673
                                                                 -------------         --------------

Long-Term Liabilities:
   Long-term debt, excluding current portion                            73,282                 75,503
   Staff severance indemnities                                          39,704                 39,427
                                                                 -------------         --------------

                                                                       112,986                114,930
                                                                 -------------         --------------

Minority interest                                                      192,505                196,019
                                                                 -------------         --------------

Shareholders' Equity:
   Preferred stock, $.0001 par value, 5,000,000 shares
    authorized, 0 shares issued and outstanding                             -                      -
   Common stock, $.0001 par value, 20,000,000 shares
    authorized, 2,820,100 shares issued and outstanding                    282                    282
   Additional paid-in capital                                        5,660,187              5,660,187
   Accumulated deficit                                              (3,177,508)            (3,105,509)
   Accumulated other comprehensive (loss)                             (395,147)              (338,885)
                                                                 -------------         --------------

         Total Shareholders' Equity                                  2,087,814              2,216,075
                                                                 -------------         --------------

                                                                 $   2,540,211         $    2,744,697
                                                                 =============         ==============

The accompanying notes are an integral part of these consolidated financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                      Consolidated Statements of Operations

                    Three Months Ended June 30, 2002 and 2001

                                                                       2002             2001
                                                                   -------------    -------------
                                                                    (Unaudited)      (Unaudited)
                                                                    -----------      -----------
Revenues from Operations:
   Revenues                                                        $    40,434       $   263,601
   Cost of operations                                                  (25,842)          (35,192)
                                                                   -----------       -----------

Gross Profit                                                            14,592           228,409

Selling and Administrative Expenses                                    (31,720)          (64,052)
                                                                   -----------       -----------

Income (Loss) from Operations                                          (17,128)          164,357
                                                                   -----------       -----------

Other Expenses, net                                                    (63,159)          (59,277)
                                                                   -----------       -----------

(Loss) Income Before Income Taxes and Minority Interest                (80,287)          105,080

Income Taxes                                                                 -           (15,499)
                                                                   -----------       -----------

(Loss) Income Before Minority Interest                                 (80,287)           89,581

Minority Interest                                                            -             1,525
                                                                   -----------       -----------

Net (Loss) Income                                                      (80,287)           91,106

Other Comprehensive (Loss) Income:
   Foreign currency translation adjustment                              (1,825)           13,647
                                                                   -----------       -----------

Comprehensive Income                                               $   (82,112)      $   104,753
                                                                   ===========       ===========


Net (Loss) Income per Common Share                                 $      (.03)      $       .04
                                                                   ===========       ===========

Weighted Average Shares Outstanding                                  2,820,100         2,820,100
                                                                   ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                      Consolidated Statements of Operations

                     Six Months Ended June 30, 2002 and 2001

                                                                               2002                   2001
                                                                           -------------          -------------
                                                                            (Unaudited)            (Unaudited)
                                                                             ---------              ---------
Revenues from Operations:
   Revenues                                                                $     142,508          $     513,601
   Cost of operations                                                            (56,259)               (73,397)
                                                                           -------------          -------------

Gross Profit                                                                      86,249                440,204

Selling and Administrative Expenses                                              (65,859)              (251,771)
                                                                           -------------          -------------

Income from Operations                                                            20,390                188,433
                                                                           -------------          -------------

Other Expenses, net                                                              (92,389)               (50,619)
                                                                           -------------          -------------

(Loss) Income Before Income Taxes and Minority Interest                          (71,999)               137,814

Income Taxes                                                                           -                (30,872)
                                                                           -------------          -------------

(Loss) Income Before Minority Interest                                           (71,999)               106,942

Minority Interest                                                                      -                 12,379
                                                                           -------------          -------------

Net (Loss) Income                                                                (71,999)               119,321

Other Comprehensive (Loss):
   Foreign currency translation adjustment                                       (56,262)               (82,263)
                                                                           -------------          -------------

Comprehensive Income                                                       $    (128,261)         $      37,058
                                                                           =============          =============


Net (Loss) Income per Common Share                                         $        (.05)         $         .01
                                                                           =============          =============

Weighted Average Shares Outstanding                                            2,820,100              2,820,100
                                                                           =============          =============

                         ANDEAN DEVELOPMENT CORPORATION

                 Consolidated Statements of Shareholders' Equity

                         Six Months Ended June 30, 2002

                                                                                               Accumulated Other        Total
                                            Common          Additional        Accumulated       Comprehensive       Shareholders'
                                            Stock         Paid-In Capital       Deficit         Income (Loss)          Equity
                                          ----------     -----------------  ---------------   ------------------   ---------------
Balance at December 31, 2001               $    282       $    5,660,187     $ (3,105,509)      $    (338,885)       $ 2,216,075

Net Loss (Unaudited)                              -                    -          (71,999)                  -            (71,999)

Foreign currency translation
  adjustment (Unaudited)                          -                    -                -             (56,262)           (56,262)
                                           --------       --------------     ------------       -------------        -----------

Balance at June 30, 2002 (Unaudited)       $    282       $    5,660,187     $ (3,177,508)      $    (395,147)       $ 2,087,814
                                           ========       ==============     ============       =============        ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                      Consolidated Statements of Cash Flows

                     Six Months Ended June 30, 2002 and 2001

                                                                   2002             2001
                                                               -----------       -----------
                                                               (Unaudited)       (Unaudited)
                                                               -----------       -----------
Cash Flows from Operating Activities:
   Net (loss) income                                           $   (71,999)      $   119,321
   Adjustments to reconcile net (loss) income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                  40,672            40,673
     Translation adjustment                                        (56,262)          (82,263)
     Minority interest                                              (3,514)         (380,585)
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                                        66,721         2,413,338
         Inventory                                                       -            51,408
         Other current assets                                      (39,449)           15,931
         Notes receivable                                           76,470           185,140
         Advances under agreement                                   (7,175)          126,805
       Increase (decrease) in:
         Accounts payable and accrued expenses                     (23,520)       (1,527,760)
         Income taxes payable                                       11,098            12,016
         Staff severance                                               277            (1,619)
                                                               -----------       -----------

Net Cash Provided by Operating Activities                           (6,681)          972,405
                                                               -----------       -----------

Cash Flows from Investing Activities:
   Purchase of fixed assets                                              -           (18,806)
   Investment in unconsolidated subsidiaries                             -           225,995
                                                               -----------       -----------

Net Cash Provided by Investing Activities                                -           207,189
                                                               -----------       -----------

The accompanying notes are an integral part of these consolidated financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                     Six Months Ended June 30, 2002 and 2001

                                                              2002          2001
                                                          -----------    -----------
                                                          (Unaudited)    (Unaudited)
                                                          -----------    -----------
Cash Flows from Financing Activities:
   Borrowings from (advances to) related parties               31,384    $  (314,366)
   Payments on notes payable to bank                          (20,468)      (948,602)
   Principal payments on long-term debt                        (2,939)             -
   Reduction of capital                                             -        (64,133)
                                                          -----------    -----------

Net Cash (Used in) Financing Activities                         7,977     (1,327,101)
                                                          -----------    -----------

Net Increase (decrease) in Cash                                 1,296       (147,507)

Cash at Beginning of Period                                       931        213,589
                                                          -----------    -----------

Cash at End of Period                                     $     2,227    $    66,082
                                                          ===========    ===========


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest               $         -    $     5,697
   Cash paid during the period for taxes                            -         30,872

Supplemental Disclosure of Non-Cash
 Financing Activities:

   Rescinded Dividends                                              -       (423,018)

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

         Earnings Per Common Share - Earnings per common share are based on the weighted average number of shares outstanding of 2,820,100 for the periods ended June 30, 2002 and 2001, respectively, after giving effect to common stock equivalents which consist of warrants issued with the initial public offering that would have a dilutive effect on earnings per share. Warrants issued with exercise prices greater than the existing market value of the company stock are deemed anti-dilutive and are not components of earnings per share.

                         ANDEAN DEVELOPMENT CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to, "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth herein.

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated financial statements included herein. Further, this second quarterly report on Form 10-QSB should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 2001 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

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

                         ANDEAN DEVELOPMENT CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS (CONTINUED)

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

     Currently, the Company is well positioned in its core business segment to take advantage of an economic upturn in the large projects sector, since the Company is well established in its marketplace and has maintained customers who are established in their specialties. However, as of the date herein, the economic conditions in the South American market have delayed an anticipated economic upturn in the large projects sector. No assurances can be given as to when such economic upturn will transpire and how soon afterwards the Company will recognize significant revenues from the core business sector. In the interim, the Company is pursuing the development of the distant education business

                         ANDEAN DEVELOPMENT CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS (CONTINUED)

and maintaining its strategic position in its core business sector to take advantage of any upswing in the economic conditions in South America.

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

                         ANDEAN DEVELOPMENT CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS (CONTINUED)


                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 TO
                        THREE MONTHS ENDED JUNE 30, 2001

Gross Revenues and Costs of Operations

Gross Revenues decreased from $263,601 for the three months ended June 30, 2001 to $40,434 for the three months ended June 30, 2002, a decrease of $233,167. The decrease in gross revenues is a result of the sale of certain subsidiaries during 2001, reduced revenues in the core business as a consequence of the financial instability of the markets in South America, and the loss in revenues from Consonni as a consequence of the sale of the Company's interest in Consonni.

Cost of Operations decreased from $35,192 for the three months ended June 30, 2001 to $25,842 for the three months ended June 30, 2002, a decrease of $9,350. This decrease comes primarily from a decrease in operational costs following the sale of certain subsidiaries during 2001, reduced costs of operations as a consequence of the reduced revenues in the core business as a consequence of the financial instability of the markets in South America, and the decrease in revenues resulting from the sale of the Company's interest in Consonni.

Selling and Administrative Expenses, Incomes from Operations and Other Income Expenses

Selling and Administrative Expenses decreased from $64,052 for the three months ended June 30, 2001 to $31,720 for the three months ended June 30, 2002. This decrease comes primarily from a decrease in operational costs following the sale of certain subsidiaries during 2001 and reduced expenses as a consequence of the reduced revenues in the core business as a consequence of the financial instability of the markets in South America

Income (Loss) from Operations decreased from $164,357 for the three months ended June 30, 2001 to a loss of ($17,128) for the three months ended June 30, 2002. This decrease comes primarily from a decrease in income following the sale of certain subsidiaries during 2001 and reduced income from operations as a consequence of the reduced revenues in the core business as a consequence of the financial instability of the markets in South America

Other Expenses increased from $59,277 for the three months ended June 30, 2001 to $63,159, an increase of $3,882. This comes primarily from a decrease in depreciation of Consonni's equipment and in the reductions of some costs due to the sale of the Company's interest in Consonni.

                         ANDEAN DEVELOPMENT CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS (CONTINUED)


Net Income and Income Tax

Net Income decreased from income of $91,106 for the three months ended June 30, 2001 to a loss of ($80,287) for the three months ended June 30, 2002.

Income Tax decreased from $15,499 for the three months ended June 30, 2001 to $-0- for the three months ended June 30, 2002.

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 TO SIX MONTHS ENDED JUNE 30, 2001

Gross Revenues and Cost of Operations

Gross revenues decreased from $513,601 for the six months ended June 30, 2001 to $142,508 for the six months ended June 30, 2002, a decrease of $371,093. The decrease in gross revenues is a result of the sale of certain subsidiaries during 2001, reduced revenues in the core business as a consequence of the financial instability of the markets in South America, and the loss in revenues from Consonni as a consequence of the sale of the Company's interest in Consonni.

Cost of Operations decreased from $73,397 for the six months ended June 30, 2001 to $56,259 for the six months ended June 30, 2002, a decrease of $17,138. This decrease comes primarily from a decrease in operational costs following the sale of certain subsidiaries during 2001, reduced costs of operations as a consequence of the reduced revenues in the core business as a consequence of the financial instability of the markets in South America, and the decrease in revenues resulting from the sale of the Company's interest in Consonni.

Selling and Administrative Expenses, Income from Operations and Other Income/Expenses

Selling and Administrative Expenses decreased from $251,771 for the six months ended June 30, 2001 to $65,859 for the six months ended June 30, 2002 a decrease of $185,912. This decrease comes primarily from a decrease in operational costs following the sale of certain subsidiaries during 2001 and reduced expenses as a consequence of the reduced revenues in the core business as a consequence of the financial instability of the markets in South America

Income from Operations decreased from $188,433 for the six months ended June 30, 2001 to $20,390 for the six months ended June 30, 2002, a decrease of $168,043. This decrease comes primarily from a decrease in income following the sale of certain subsidiaries during

                         ANDEAN DEVELOPMENT CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS (CONTINUED)


2001 and reduced income from operations as a consequence of the reduced revenues in the core business as a consequence of the financial instability of the markets in South America.

Other expenses increased from net expenses of $50,619 for the six months ended June 30, 2001 to net expenses of $92,389 for the six months ended June 30, 2002, an increase of $41,770. This comes primarily from a decrease in depreciation of Consonni's equipment and in the reductions of some costs due to the sale of the Company's interest in Consonni.

Net Income and Income Tax

Income before income taxes decreased from $137,814 for the six months ended June 30, 2001 to a loss of $(71,999) for the six months ended June 30, 2002, and taxes were reduced in the same period from $30,872 to $-0-. In the same period the corresponding portion of the Minority Interest decreased from $12,379 to $-0-. As a consequence of the previous figures, the net income of the Company decreased in the period from $119,321 to $(71,999).

Liquidity and Capital Resources

The Company has financed its operations and other working capital requirements principally from operating cash flow.

Current Assets

Cash and short-term investments increased from $931 as of December 31, 2001 to $2,227 for the six month period ended June 30, 2002, an increase of $1,296. As of December 31, 2001 and for the six month period ended June 30, 2002, the Company had no short-term investments

Accounts receivable decreased from $185,687 at December 31, 2001 to $118,966 for the six month period ended June 30, 2002, a decrease of $66,721. This decrease comes primarily from a decrease in accounts receivable following the sale of certain subsidiaries during 2000, the sale of most of the Company's interest in Consonni and reduced accounts receivables as a consequence of the reduced revenues in the core business as a consequence of the financial instability of the markets in South America

Notes receivable decreased from $327,911 as of December 31, 2001 to $251,441 for the six month period ended June 30, 2002, a decrease of $76,470. Other current assets increased from $168,279 as of December 31, 2001 to $207,728 for the six month period ended June 30, 2002, an increase of $39,449.

                         ANDEAN DEVELOPMENT CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS (CONTINUED)


Total current assets decreased from $682,808 at December 31, 2001 to $580,362 for the six month period ended June 30, 2002, a decrease of $102,446. This decrease was primarily due to the sale of certain subsidiaries during 2000.

Property, plant and equipment decreased from $379,842 at December 31, 2001 to $339,170 for the six month period ended June 30, 2002, a decrease of $40,672.

Other assets decreased from $1,682,047 at December 31, 2001 to $1,620,679 for the six month period ended June 30, 2002, a decrease of $61,368. This decrease is primarily the result of a write off of goodwill and the sale of some subsidiaries during 2000.

Liabilities

Current liabilities decreased from $217,673 at December 31, 2001, to $146,906 for the six month period ended June 30, 2002. This decrease comes primarily from a decrease in liabilities following the sale of certain subsidiaries during fiscal 2000 and the sale of the Company's interest in Consonni.

Long-term liabilities decreased from $114,930 at December 31, 2001 to $112,986 at the six month period ended June 30, 2002, due to the Company's decision to rescind a declared dividend.

The Company anticipates that its cash requirements will continue to increase as it continues to expend substantial resources to build its infrastructure, develop its business plan and establish its sales and marketing network operations, customer support and administrative organizations. The Company currently anticipates that its available cash resources and cash generated from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next twelve months. As of June 30, 2002, there were no commitments for long-term capital expenditures. If the Company is unable to maintain profitability, or seeks further expansion, additional funding will become necessary. No assurances can be given that either equity or debt financing will be available.

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

                  None.

Item 5.           Other Information

                  None.

Item 6.           Exhibits and Reports on Form 8-K

     (a)  The following exhibits are included in this Form 10-QSB:

          99.1 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ANDEAN DEVELOPMENT CORPORATION

Dated: August 13, 2002
                                  /s/ Pedro Pablo Errazuriz
                                  ----------------------------------------------
                                  Pedro Pablo Errazuriz, President and
                                  Chief Executive Officer



Dated: August 13, 2002
                                  /s/ Jose Luis Yrarrazaval
                                  ----------------------------------------------
                                  Jose Luis Yrarrazaval, Chief Financial Officer

                                  Exhibit Index

                               Exhibit Description

Exhibit Number

          99.1 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.