Form 10QSB
period 2002-09-30
ANDEAN DEVELOPMENT CORP
filed 2002-11-14
CIK 943184

                                   FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

     ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ___________________ to ______________________.

Commission file number: 33-90696

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES
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

Yes         X                       No
     -----------------                  ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 2002, 2,820,100 shares of $.0001 par value common stock were outstanding.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                      Pages
                                                                     -------
Part I.   Financial Information.                                        3

Item 1.   Financial Statements (Unaudited).                             3

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                        12

Part II.  Other Information.                                           18

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Although the Company believes the disclosures made are adequate to make the information presented not misleading, and, in the opinion of management, all adjustments have been reflected which are necessary for a fair presentation of the information shown and the accompanying notes, these condensed unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001. The results for the nine months ended September 30, 2002 are not necessarily indicative of the results of operations for a full year or of future periods.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                    September 30, 2002 and December 31, 2001

                                     ASSETS

                                                  September 30, 2002   December 31,
                                                      (Unaudited)          2001
                                                  ------------------   ------------
Current Assets:
   Cash                                           $              484   $        931
   Accounts receivable                                        84,650        185,687
   Notes receivable                                          300,538        327,911
   Other current assets                                      192,658        168,279
                                                  ------------------   ------------

         Total Current Assets                                578,330        682,808
                                                  ------------------   ------------

Property, Plant and Equipment, net                           288,245        379,842
                                                  ------------------   ------------

Other Assets:
   Notes receivable from related party and others          1,191,093      1,415,273
   Investment in unconsolidated subsidiaries                   2,543          2,543
   Deposits and other                                        265,242        264,231
                                                  ------------------   ------------

                                                           1,458,878      1,682,047
                                                  ------------------   ------------

                                                  $        2,325,453   $  2,744,697
                                                  ==================   ============

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                    September 30, 2002 and December 31, 2001

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          September 30, 2002    December 31,
                                                              (Unaudited)           2001
                                                          ------------------    ------------
Current Liabilities:
   Obligations with banks                                 $           13,376    $     35,310
   Accounts payable and accrued expenses                              54,405          98,237
   Due to related parties                                              1,569          49,203
   Current portion of long-term debt                                  22,010          34,923
   Income taxes payable                                               10,001               -
                                                          ------------------    ------------

         Total Current Liabilities                                   101,361         217,673
                                                          ------------------    ------------

Long-Term Liabilities:
   Long-term debt, excluding current portion                          65,810          75,503
   Staff severance indemnities                                        29,876          39,427
                                                          ------------------    ------------

                                                                      95,686         114,930
                                                          ------------------    ------------

Minority interest                                                    192,505         196,019
                                                          ------------------    ------------

Shareholders' Equity:
   Preferred stock, $.0001 par value, 5,000,000 shares
    authorized, 0 shares issued and outstanding                            -               -
   Common stock, $.0001 par value, 20,000,000 shares
    authorized, 2,820,100 shares issued and outstanding                  282             282
   Additional paid-in capital                                      5,660,187       5,660,187
   Accumulated deficit                                            (3,304,496)     (3,105,509)
   Accumulated other comprehensive (loss)                           (420,072)       (338,885)
                                                          ------------------    ------------

         Total Shareholders' Equity                                1,935,901       2,216,075
                                                          ------------------    ------------

                                                          $        2,325,453    $  2,744,697
                                                          ==================    ============

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                 Three Months Ended September 30, 2002 and 2001

                                                                       2002                 2001
                                                                -----------------     ---------------
Revenues from Operations:
 Revenues                                                       $          32,473     $       162,806
 Cost of operations                                                        (6,977)            (23,127)
                                                                -----------------     ---------------

Gross Profit                                                               25,496             139,679

Selling and Administrative Expenses                                       (95,547)            (72,165)
                                                                -----------------     ---------------

                                                                          (70,051)             67,514
                                                                -----------------     ---------------

Other Expenses, net                                                       (56,937)            (58,872)
                                                                -----------------     ---------------

(Loss) Income Before Income Taxes and Minority Interest                  (126,988)              8,642

Income Taxes                                                                    -              (6,565)
                                                                -----------------     ---------------

(Loss) Income Before Minority Interest                                   (126,988)              2,077

Minority Interest                                                               -               1,898
                                                                -----------------     ---------------

Net (Loss) Income                                                        (126,988)              3,975

Other Comprehensive Income (Loss):
 Foreign currency translation adjustment                                  (24,925)             38,199
                                                                -----------------     ---------------

Comprehensive (Loss) Income                                     $        (151,913)    $        42,174
                                                                =================     ===============


Net (Loss) Income per Common Share                              $            (.05)    $          .001
                                                                =================     ===============

Weighted Average Shares Outstanding                                     2,820,100           2,820,100
                                                                =================     ===============

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Nine Months Ended September 30, 2002 and 2001

                                                                        2002                  2001
                                                                 -----------------     ----------------
Revenues from Operations:
 Revenues                                                        $         174,981     $        676,407
 Cost of operations                                                        (63,236)             (96,524)
                                                                 -----------------     ----------------

Gross Profit                                                               111,745              579,883

Selling and Administrative Expenses                                       (161,406)            (323,936)
                                                                 -----------------     ----------------

                                                                           (49,661)             255,947
                                                                 -----------------     ----------------

Other Expenses, net                                                       (149,326)            (109,491)
                                                                 -----------------     ----------------

(Loss) Income Before Income Taxes and Minority Interest                   (198,987)             146,456

Income Taxes                                                                     -              (37,437)
                                                                 -----------------     ----------------

(Loss) Income Before Minority Interest                                    (198,987)             109,019

Minority Interest                                                                -               14,277
                                                                 -----------------     ----------------

Net (Loss) Income                                                         (198,987)             123,296

Other Comprehensive (Loss) Income:
 Foreign currency translation adjustment                                   (81,187)             (44,064)
                                                                 -----------------     ----------------

Comprehensive (Loss) Income                                      $        (280,174)    $         79,232
                                                                 =================     ================

Net (Loss) Income per Common Share                               $            (.10)    $            .04
                                                                 =================     ================

Weighted Average Shares Outstanding                                      2,820,100            2,820,100
                                                                 =================     ================

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                      Nine Months Ended September 30, 2002

                                   Common        Additional       Accumulated         Accumulated Other          Total
                                    Stock      Paid-In Capital      Deficit           Comprehensive Loss   Shareholders' Equity
                                 -----------   ---------------   ---------------      ------------------   --------------------
Balance at December 31, 2001     $       282   $     5,660,187   $    (3,105,509)     $       (338,885)     $       2,216,075

Net loss (Unaudited)                       -                 -          (198,987)                    -               (198,987)

Foreign currency translation
  adjustment (Unaudited)                   -                 -                 -               (81,187)               (81,187)
                                 -----------   ---------------   ---------------      ----------------      -----------------

Balance at September 30,
  2002 (Unaudited)               $       282   $     5,660,187   $    (3,304,496)     $       (420,072)     $       1,935,901
                                 ===========   ===============   ===============      ================      =================

The accompanying notes are an integral part of these financial statements.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Nine Months Ended September 30, 2002 and 2001

                                                               2002                  2001
                                                        ----------------        ---------------
Cash Flows from Operating Activities:
   Net (loss) income                                    $       (198,987)       $       123,296
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                86,263                 46,378
     Translation adjustment                                      (81,187)               (44,064)
     Minority interest                                            (3,514)              (376,163)
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                                     101,037              2,411,838
         Inventory                                                     -                 51,408
         Other current assets                                    (24,379)               (23,739)
         Notes receivable                                         27,373                190,147
         Other assets                                             (1,011)              (184,597)
       Increase (decrease) in:
         Accounts payable and accrued expenses                   (43,832)            (1,537,692)
         Provision for severance indemnity                             -                (10,759)
         Income taxes payable                                     10,001                 17,389
         Staff severance                                          (9,551)                     -
                                                        ----------------        ---------------

Net Cash Provided by Operating Activities                       (137,787)               663,442
                                                        ----------------        ---------------

Cash Flows from Investing Activities:
   Purchase of fixed assets                                            -                (18,806)
   Proceeds of sale of fixed assets                                5,334                      -
   Proceeds from investment in
     unconsolidated subsidiaries                                       -                445,782
                                                        ----------------        ---------------

Net Cash Provided by Investing Activities                          5,334                426,976
                                                        ----------------        ---------------

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                  Nine Months Ended September 30, 2002 and 2001

                                                                              2002                    2001
                                                                        ----------------       ------------------
Cash Flows from Financing Activities:
   Borrowings from (advances to) related parties                        $        176,546       $         (285,691)
   (Payments on) proceeds from notes payable to bank                             (21,934)                (953,516)
   Principal payments on long-term debt                                          (22,606)                       -
   Reduction of capital                                                                -                  (64,133)
                                                                        ----------------       ------------------

Net Cash Provided by (Used in) Financing Activities                              132,006               (1,303,340)
                                                                        ----------------       ------------------

Net Decrease in Cash                                                                (447)                (212,922)

Cash at Beginning of Period                                                          931                  213,589
                                                                        ----------------       ------------------

Cash at End of Period                                                   $            484       $              667
                                                                        ================       ==================


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                             $         19,940       $            9,111
   Cash paid during the period for taxes                                               -                   37,437

Supplemental Disclosure of Non-Cash Financing
  Activities:
   Rescinded Dividends                                                                 -                  423,018

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

         Earnings Per Common Share - Earnings per common share are based on the weighted average number of shares outstanding of 2,820,100 for the periods ended September 30, 2002 and 2001, respectively, after giving effect to common stock equivalents which consist of warrants issued with the initial public offering that would have a dilutive effect on earnings per share. Warrants issued with exercise prices greater than the existing market value of the company stock are deemed anti-dilutive and are not components of earnings per share.

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

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



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

     Currently, the Company is well positioned in its core business segment to take advantage of an economic upturn in the large projects sector, since the Company is well

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



established in its marketplace and has maintained customers who are established in their specialties. However, as of the date herein, the economic conditions in the South American market have delayed an anticipated economic upturn in the large projects sector. No assurances can be given as to when such economic upturn will transpire and how soon afterwards the Company will recognize significant revenues from the core business sector. In the interim, the Company is pursuing the development of the distant education business and maintaining its strategic position in its core business sector to take advantage of any upswing in the economic conditions in South America.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Gross Revenues and Costs of Operations

Gross revenues decreased from $162,806 for the three months ended September 30, 2001 to $32,473 for the three months ended September 30, 2002, a decrease of $130,333. The decrease in gross revenues is a result of the unfavorable economic conditions in the South American market, particularly the large projects sector, which have had an adverse impact on the Company's revenues from operations.

Cost of Operations decreased from $23,127 for the three months ended September 30, 2001 to $6,977 for the three months ended September 30, 2002, a decrease of $16,150. This decrease is a direct consequence of the decrease in cost of operations associated with the decrease in revenues.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Selling and Administrative Expenses, Incomes from Operations and Other Income Expenses

Selling and Administrative Expenses increased from $72,165 for the three months ended September 30, 2001 to $95,547 for the three months ended September 30, 2002, an increase of $23,382. This increase comes primarily from an increase in expenses in projects associated with the core business that have not realized revenues to date.

Income from Operations, decreased from $67,514 for the three months ended September 30, 2001 to ($70,051) or the three months ended September 30, 2002, primarily as a result of the decrease in revenues and the increase in selling and administrative expenses.

Other (expenses) decreased from net expenses of $58,872 for the three months ended September 30, 2001 to $56,957 expenses of for the three months ended September 30, 2002.

Net Income and Income Tax

(Loss) Net Income before income taxes and minority interest decreased from $8,642 for the three months ended September 30, 2001 to a loss of ($126,988) for the three months ended September 30, 2002, primarily as a result of the decrease in revenues from operations and the increase in selling and administrative expenses.

Net income decreased from $3,975 or the three months ended September 30, 2001 to a loss of ($126,988) for the three months ended September 30, 2002, primarily as a result of the decrease in revenues and the increase in selling and administrative expenses.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Gross Revenues and Costs of Operations

Gross revenues decreased from $676,407 for the nine months ended September 30, 2001 to $174,981 for the nine months ended September 30, 2002, a decrease of $501,426. The decrease in gross revenues is a result of the unfavorable economic conditions in the South American market, particularly the large projects sector, which have had an adverse impact on the Company's revenues from operations.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cost of Operations decreased from $96,524 for the nine months ended September 30, 2001 to $63,236 for the nine months ended September 30, 2002, a decrease of $33,288. This decrease is a direct consequence of the decrease in cost of operations associated with the decrease in revenues.

Selling and Administrative Expenses, Incomes from Operations and Other Income Expenses

Selling and Administrative Expenses decreased from $323,936 for the nine months ended September 30, 2001 to $161,406 for the nine months ended September 30, 2002, a decrease of $162,530. This decrease comes primarily from an decrease in expenses in projects associated with the core business in the first two quarters of 2002.

Income from Operations, decreased from $255,947 for the nine months ended September 30, 2001 to $(49,661) for the nine months ended September 30, 2002, primarily as a result of the decrease in revenues from operations and the increase in selling and administrative expenses.

Other expenses increased from net expenses of $109,491 for the nine months ended September 30, 2001 to net expenses of $149,326 for the nine months ended September 30, 2002 an increase of $39,835 due to an increase in other income.

Net (Loss) Income and Income Tax

Net Income before income taxes decreased from $146,456 for the nine months ended September 30, 2001 to a net loss of $(198,987) for the nine months ended September 30, 2002, and taxes decreased in the same period by $37,437. In the same period the corresponding portion of the Minority Interest decreased by $14,277. As a consequence of the previous figures, the net income of the Company decreased in the period from $123,296 to $(198,987) based on the decreased on the revenues from operation.

Liquidity and Capital Resources

The Company has financed its operations and other working capital requirements from advances made by a major shareholder and collections of related party receivables.

Current Assets

Cash and short-term investments decreased from $931 as of December 31, 2001 to $484 for the nine months period ended September 30, 2002, a decrease of $447.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Accounts receivable decreased from $185,687 at December 31, 2001 to $84,650 for the nine months period ended September 30, 2002, a decrease of $101,037. The decrease in accounts receivables is a result of the unfavorable economic conditions in the South American market, particularly the large projects sector, which have had an adverse impact on the Company's revenues from operations and, accordingly, the Company's accounts receivable.

Notes receivable and other current assets decreased from $496,190 as of December 31, 2001 to $493,196 for the nine months period ended September 30, 2002, a decrease of $2,994.

Total current assets decreased from $682,808 at December 31, 2001 to $578,330 for the nine months period ended September 30, 2002 a decrease of $104,478.

Property, plant and equipment, net decreased from $379,842 at December 31, 2001 to $288,245 for the nine months period ended September 30, 2002, a decrease of $91,597.

Other assets decreased from $1,682,047 at December 31, 2001 to $1,458,878 for the nine months period ended September 30, 2002, a decrease of $223,169. This decrease is primarily the result of collections made on notes receivables arising on the sale of some subsidiaries during 2000.

Liabilities

Current liabilities decreased from $217,673 at December 31, 2001, to $101,361 for the nine months period ended September 30, 2002 a decrease of $116,312.

Long-term liabilities decreased from $114,930 at December 31, 2001 to $95,686 at the nine months period ended September 30, 2002, a decrease of $19,244 due to payment of long-term debt.

The Company anticipates that its cash requirements will continue to increase as it continues to expend substantial resources to build its infrastructure, develop its business plan and establish its sales and marketing network operations, customer support and administrative organizations. The Company currently anticipates that its available cash resources and cash generated from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next twelve months. As of September 30, 2002, there were no commitments for long- term capital expenditures. If the Company is unable to maintain profitability, or seeks further expansion, additional funding will become necessary. No assurances can be given that either equity or debt financing will be available.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

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


Item 5.           Other Information

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a) The following Exhibits are filed as part of the Quarterly Report on Form 10-QSB

                  99.1 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.


                  (b)  Reports on Form 8-K:

                       None.

                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES



                  /s/ Pedro Pablo Errazuriz
                  --------------------------------------------------------------
                  Pedro Pablo Errazuriz, President and Chief Executive Officer


                  /s/ Jose Luis Yrarrazaval
                  --------------------------------------------------------------
                  Jose Luis Yrarrazaval, Chief Financial Officer

Date: November 14, 2002

                                  Exhibit Index

Exhibit Number                 Description

99.1 Certification Pursuant to 18 U.S.C Section 1350, as Adopted pursuant to
     Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to
     Section 302 and 906 of the Sarbanes-Oxley Act of 2002.