Form 10KSB
period 2002-12-31
ANDEAN DEVELOPMENT CORP
filed 2003-04-14
CIK 943184

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2002

Commission File No. 33-90696

ANDEAN DEVELOPMENT CORPORATION

(Name of Small Business Issuer in Its Charter)

FLORIDA	65-0420146
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1224 Washington Avenue, Miami Beach, Florida	33139
(Address of Principal Executive Offices)	(Zip Code)

1224 Washington Avenue

Miami Beach, Florida 33139

(305) 866-3360

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $.0001 PAR VALUE

(Title of Class)

REDEEMABLE COMMON STOCK PURCHASE WARRANTS

(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year: $249,843.

State the aggregate market value of the voting stock held by non-affiliates of the registrant on April 14, 2003, computed by reference to the price at which the stock was sold on that date: $51,886.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

2,820,100 shares of Common Stock, $.0001 par value, as of December 31, 2002.

Transitional Small Business Disclosure Format (check one)  Yes  ☐  No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

None

ANDEAN DEVELOPMENT CORPORATION

Report on Form 10KSB

For the Fiscal Year Ended December 31, 2002

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

GENERAL

Andean Development Corporation (“ADC” or the “Company”) was incorporated in Florida on October 19, 1994 and is presently a holding company for Errazuriz y Asociados Ingenieros S.A. (“AE&A”), and E&A Ingesis S.A. (“INA”), both Chilean corporations located in Santiago, Chile. Except as otherwise specifically noted, ADC, AE&A and INA are collectively referred to herein as the “Company.”

AE&A provides engineering and project management services for water and energy related private and public works and provides technical assistance for both turnkey and non-turnkey major works, mainly related to the development and construction of energy, water and sewage treatment projects in Chile. INA acts as the agent in the sale of major electrical and mechanical equipment. See “Core Business.”

INA is also developing, in a joint venture with genteAndina S.A., a Chilian company specializing in education (“genteAndina S.A”), a communication network and related software for (i) rural area remote education, and (ii) post graduate professional education “at home” for Union leaders and key employees in Chile, which, if successful, could be adopted and developed in other countries in South America. On April 1, 2001, the Company executed an agreement with an unrelated company, genteAndina, S. A. in which the Company will invest approximately $500,000 in exchange for guaranteed interest income of ½% monthly and 35% of the profits of genteAndina, S. A. genteAndina, S. A. will continue developing the software and projects previously undertaken by the Company. During 2002, the Company terminated this agreement with genteAndina S.A. and the amounts previously advanced were charged to expenses.

The Company, supported by the government of Chile and by certain Chilean institutions, is developing at the Company’s cost:

•	Software to be used to educate the school populations of indigenous rural communities located in isolated areas in the mountains of Chile or close to its coast line, and

•	Software to teach leadership, and other related matters, to union leaders in Chile, highly qualified employees of the government of Chile, and to certain private industries such as Corporacion del Cobre de Chile, Chilean Copper Corporation (“Codelco”).

The Company has entered into an agreement with Codelco, through one of the Company’s sponsoring institutions, Fundacion Tucapel Jimenez Alfaro, by which the Company will provide educational services to union leaders at Codelco’s Andina Division. Codelco is the industry leader in the Chilean mining industry and the Company anticipates, but cannot guarantee, that once the Codelco project proves successful, other Chilean companies will execute similar agreements.

Currently, the Company is well positioned in its core business segment to take advantage of an economic upturn in the large projects sector, since the Company is well established in its marketplace and has maintained customers who are established in their specialties.

The Company is also the majority owner (83.6%) of a non-operating subsidiary, Consonni USA, Inc. (“Consonni USA”), the assets of which consist of cash and notes receivables. In 2000, the Company sold the operating subsidiary of Consonni U.S.A., hereafter referred to as “Consonni”.

On August 31, 2001, the Company extended the expiration date of its Redeemable Common Stock Purchase Warrants (the “Warrants”) from November 13, 2001 to November 13, 2003. The Company originally issued the Warrants in connection with a stock offering on Registration Statement Form SB-2 (SEC File No. 333-90696) which was declared effective by the Securities and Exchange Commission on November 13, 1996.

BACKGROUND

The Company was incorporated as a Florida corporation on October 19, 1994 under the name “Igenor U.S.A., Inc.” On January 10, 1995, the Company changed its name to “Andean Development Corporation.” The Company undertook a reorganization upon the closing of its November 1996 initial public offering, but which was given effect as of December 31, 1994, whereby AE&A and INA became majority owned (99.99%) subsidiaries of the Company pursuant to share exchange agreements. Chilean corporate law requires that a Chilean corporation have no less than two different shareholders at any given time and thus, one share of INA is owned by AE&A and one share of AE&A is owned by INA.

AE&A was organized on February 28, 1991, in Santiago, Chile, as a Chilean limited partnership under the name “Errazuriz y Asociados Ingenieros Limitada.” On September 21, 1994, AE&A was reorganized as a Chilean corporation and its name was changed to “Errazuriz y Asociados Ingenieros S.A.”

INA was organized on June 11, 1986, in Santiago, Chile as a Chilean limited partnership under the name “Ingenieria Norconsult Andina Limitada.” Initially INA was a joint venture between Norconsult SA, a worldwide engineering consulting company based in Oslo, Norway (“Norconsult “) and Errazuriz y Asociados Arquitectos S.A. (“EAA”). Norconsult subsequently sold its participation to Igenor Ingenierie et Gestion, S.A., a Swiss corporation (“Igenor”). On September 15, 1994, pursuant to Chilean law, INA was reorganized from a limited partnership to a Chilean corporation, and its name was changed to “Igenor Andina S.A.” In 2000, EAA sold its interests to INA.

HISTORY AND ECONOMIC OVERVIEW

Since the inception of INA in 1986, the Company has expanded its engineering and project management activities to the sale of equipment, commercial work and to support of manufacturers or international consortiums in the sale of large turnkey projects. Following its November 1996 initial public offering, the Company diversified its business. Pursuant to the Company’s initial business plan, and consistent with the strategy that the Company initiated in 1996 of investing in businesses that should provide a steady cash flow to compensate the irregularity of the incomes of its core business, the Company purchased interests in related and unrelated businesses. For example, in 1997 the Company purchased an interest in Ingesis S.A., an engineering company specializing in software and in Negociaciones y Servidumbre, S. A., an engineering company specializing in evaluations and negotiations of land needed for infrastructure projects; in 1998 the Company purchased an interest in Construcciones Electromecanicas Consonni, S.A. (“Consonni”), a manufacturing facility of industrial electric equipment. While not related to the core business, the Company also diversified by purchasing an equity position in a winery in 1997 and in a vineyard in 1998. The purpose of this equity participation in those companies was to create in the medium term a steady cash flow, an increase in the net revenues and, in general, to expand and diversify the Company’s business.

The Company’s services have historically been provided to both private companies and governmental agencies, with most of the Company’s revenues coming from the private sector. Many of the largest utilities in Chile, Argentina and Peru have been regular customers of the Company, such as ENDESA S.A., GENER S.A., COLBUN S.A. (the three largest Chilean utilities); EDEGEL S.A., the largest Peruvian utility and COSTANERA S.A. and CBA S.A. two very noteworthy Argentinean utilities. Codelco (copper), Petrox S.A. (petrochemical) Puerto Ventanas S.A. (a Chilean Port), among others, are regular customers of the Company. The Company has also been a consultant to some multinational well-known companies as Mitsubishi and Siemens.

Through the Company’s relationship with Consonni and its presence in Spain, the Company developed customers in Spain, such as IBERDROLA S.A. and other utilities and most of the major Spanish corporations in the petrochemical and refineries industries, such as REPSOL S.A.

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

In 2000, the Company has revised its business strategy:

•	to simplify the Company’s corporate structure by combining subsidiaries that had the same core business function (business derived from engineering and sales) but were historically organized as separate entities;

•	to develop the educational software business of AE&A, which has the endorsement and support of the government of Chile; which management believes can be a source of substantial revenue and profits; and

•	to sell all the Company’s interests in Chilean subsidiaries whose business was inconsistent with the Company’s core business and its new education software business.

The result of the consolidation and sale of the Company’s subsidiaries is as follows:

Subsidiary	Domicile	Ownership Percentage
Errazuriz y Asociados Ingenieros S.A.	Chilean Corporation	100%
E&A Ingesis S.A.	Chilean Corporation	100%
CONUSA*	U.S. Corporation	83.6%

*As of December 31, 2002, the Company exchanged its holdings in CONUSA for the assets and liabilities of CONUSA.

The effect of revising the Company’s business strategy has been to accomplish the following:

•	consolidate the Company’s business activities as a means to make the Company more attractive to investors;

•	reduce the enormous and redundant legal and auditing expenses for numerous subsidiaries located in three continents; and

•	concentrate the attention of the Company’s management and resources for the core business and the educational software business.

Currently, the Company, is well positioned in the core business segment to take advantage of an economic upturn in the large projects sector, since the Company is well established in its marketplace and has maintained customers who are established in their specialties. Furthermore, the Company has invested a considerable amount of effort and financial resources in the development of software through INA. (See Business Strategy, 2. Educational Software, Hardware and Communications, (ii) Post Grade professional education).

BUSINESS STRATEGY: CORE BUSINESS

The core business of the Company comprises of two major segments: (i) Engineering and development of energy, water and sewage projects and (ii) Education software, hardware and communications.

1.	Engineering

(a) Energy. AE&A, in association with Norconsult, generates revenues through the design, coordination, project management and quality assurance of tunnels, material handling, civil works and power islands for thermal and hydroelectric power plants. Management expects revenues to be produced through joint ventures with large international consortiums in the preparation of tenders for turnkey projects & public works. The Company’s services include forecasting of market trends, selection of secondary suppliers, imparting knowledge of the decision making procedures and desired scheduling of projects, advising on local materials, products, engineering and subcontractors and coordination with the customer during the construction and commissioning steps. In addition, although to a lesser extent, the Company has obtained some direct representations in certain energy, water, and sewage projects. See “Major Representations”.

(b) Water & Sewage. Management expects AE&A to generate revenue through the design, construction, quality assurance and project management of installations to produce drinkable water, treat sewage, dispose of waste, industrial and chemical refuse and sewage, desalt sea water for industrial and human use.

2.	Educational Software, Hardware & Communications.

The Company is continuing to develop this segment. This segment focuses on two separate but related subdivisions; (i) Rural area remote education, and (ii) post grade professional education “at home” for Union leaders and top employees.

(i).	Rural area remote education: The Company has completed the design, of a communication system that will provide high-speed connection to the Internet and to television in remote rural regions. The Company will also provide the preparation, training of users and maintenance of software dedicated to the transmittal of education information to remote regions.

(ii).	Post grade professional education “at home” for Union leaders and top employees: The Company completed its first experimental lessons for a group of 35 union leaders at Andina, one of the four mines of Codelco. The Company, through genteAndina and the “Fundación Tucapel Jiménez”, won a tender at the Chilian Ministerio del Trabajo to start lessons for Union leaders in 3 Chilian cities, Santiago, Osorno and Antofagasta, in collaboration with four well known Chilean Universities. Management believes that these programs can be adapted and developed in other countries throughout South America.

MARKETING AND SALES

The Company’s marketing and sales efforts are currently undertaken by management, the Company’s in-house engineers and other technical employees. A substantial amount of the Company’s marketing is accomplished by word of mouth, personal contact, leads, and solicitation.

The Company also uses written marketing materials, including brochures, and does limited advertising in trade journals and publications in Chile.

COMPETITION

The Company believes that each aspect of its business is competitive and that competition is based not only on price but also on quality of service. The Company’s competitors include a number of international companies with local offices in Santiago, Chile. A number of the Company’s competitors are better capitalized, have more experienced management and may have greater access to resources. While these larger competitors may bid on the same projects as the Company, and although there can be no assurances that the offers will be competitive, the Company believes that it has and will continue to participate effectively in the bid process. To the Company’s knowledge, the majority of its competitors relies on the engineering expertise of local subcontractors (such as the Company) or on engineering companies located abroad.

The Company’s remote education segment is, in the opinion of management, unique in the market and does not have any competition as yet. Although management believes that the uniqueness of the education segment and the Company’s dominance of this market makes it unlikely or impracticable for a competitor to enter this market, it is possible that a future competitor may offer an identical but similar product that will compete with the Company. The company is working with some private corporations interested in the geographic area of the Mapuche original etnia Area (south of Chile) to apply this idea to the education of this isolated and ignored communities.

Internet education to executives and employees of the Government and industries has the special characteristic of being prepared and sponsored by the Unions, the Government and some well known university, like Universidad Padre Hurtado and P. Universidad Católica, by example. These lessons are specially dedicated to the learning of graduate degree students and to persons interested in information related with the workers field. While there is considerable competition in the provision of Internet based education to post graduates, management of the Company believe that its focus on a very specific market and the Company’s support by the Government, the Unions represented by Fundación Tucapel Jiménez and the Universities will provide the Company with a competitive advantage.

GOVERNMENT REGULATIONS

The Company business in South America is subject to the normal range of governmental regulations and supervision universally applicable to commercial activities, including labor laws, social security laws, public health, environmental laws, securities laws and anti-trust laws.

Some of the activities of the Company, like sewage treatment and the disposal of effluents from plants, installations of satellite or any other kind of antennas, design of dams and design and construction of power or communications lines, are subject to special regulations that vary from one country to the other. This requires the Company to comply with each countries unique rules and regulations. The Company obtains legal counsel specialized in each jurisdiction’s rules and regulations.

FOREIGN INVESTMENT LAWS AND REGULATIONS

The Chilean Constitution requires that any citizen of their country or foreigner may freely develop any activity in Chile so long as the activity in that country does not contravene existing laws dealing with public morals, public safety or national security and follows the laws that regulate such activity. It also establishes the principle of non-discrimination, thus guaranteeing foreign investors equal protection under their national laws. Additionally, Chile’s laws prohibit any discretionary acts by the government or other entity against the rights of persons or property in derogation of this principle. Foreign investors may transfer capital and net profits abroad. There are no exchange control regulations which restrict the repatriation of the investment or earnings except that the remittance of capital may take place starting a year after the date the funds were brought into the country, but net profits can be remitted at any time, after deduction of applicable withholding income taxes. Therefore, equity investments in each respective country by persons who are not residents of that country follow the same rules as investments made by their citizens.

FOREIGN CORRUPT PRACTICES ACT

Substantially all of the Company’s operations are transacted in South America. To the extent that the Company conducts operations and sells its products outside the United States, the Company is subject to the Foreign Corrupt Practices Act which makes it unlawful for any issuer to pay or offer to pay any money or anything of value to any foreign official, foreign political party or official thereof or any candidate for foreign political office (“Foreign Officials”) or any person with knowledge that all or a portion of such money or thing of value will be offered, given, or promised, directly or indirectly, to any Foreign Official.

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

EMPLOYEES

As of December 31, 2002, the Company employed 14 full-time employees, three of whom are managers, seven of which are engineers/professionals and four of whom are administrative employees. Employees of the Company are not represented by labor unions. The Company considers its relationship with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

Facilities

The Company leases approximately 4,300 square feet of office in Santiago, Chile. The lease commenced on November 1, 1997 and will terminate on October 30, 2005. Monthly rental payments were approximately $6,700. Rent expense for the year ended December 31, 2002 totaled approximately $80,000.

Current and future minimum rental payments under the lease are as follows:

Year Ending December 31,	Annual Payments
2002	$80,000
2003	80,000
2004	80,000
2005	80,000
2006 and thereafter	80,000

$400,000

The Company has relocated their corporate offices in the United States to Miami Beach, Florida.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding, the resolution of which the management of the Company believes would have a material adverse effect on the Company’s results of operations or financial condition, nor to any other pending legal proceedings other than ordinary, routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Following the Company’s initial public offering of its common stock, par value $.0001 (“Common Stock”), and redeemable common stock purchase warrants (“Warrants”) on October 29, 1996, the Company’s Common Stock and Warrants were traded principally on the National Association of Security Dealers Automatic Quotation—Small Cap Market System under the symbols “ADCC” and “ADCCW”, respectively. On March 15, 2000, the Nasdaq Listing Qualifications Panel delisted the Company’s securities from the Nasdaq SmallCap Market. The securities were then listed on the over-the-counter Bulletin Board until May 15, 2000. On May 15, 2000, the securities were delisted from the over-the-counter Bulletin Board and the securities currently are listed on the “pink sheets.”

The following table sets forth the high and low bid quotations for the Common Stock and Warrants for the periods indicated, as reported by NASDAQ or as reflected in the “pink sheets.” These quotations reflect prices between dealers, do not include retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

	Common Stock		Warrants
Period	High	Low	High	Low
Quarter ended on:
March 31, 2000	1-11/16	1-/32	10/32	3/32
June 30, 2000	1-1/32	3/16	5/8	1/128
September 30, 2000	5/8	3/8	1/128	1/128
December 31, 2000	19/32	3/16	1/128	1/128
March 31, 2001	$.25	$.14	10/32	3/32
June 30, 2001	$.14	$.10	5/8	1/128
September 30, 2001	$.14	$.06	1/128	1/128
December 31, 2001	$.12	$.04	1/128	1/128
March 31, 2002	$.04	$.04	1/128	1/128
June 30, 2002	$.04	$.04	1/128	1/128
September 30, 2002	$.04	$.04	1/128	1/128
December 31, 2002	$.04	$.04	1/128	1/128

On December 31, 2002, the closing bid price for the Common Stock was $.04, and 1/128 for the Warrants.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

GENERAL

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of the Securities Act of 1933, as amended, the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act 1995. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may”, “expect”, “anticipate”, “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology.

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

The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto included in Part II, Item 7 of this Report.

Results of Operations (2002 compared to 2001)

Gross Revenues, Costs of Operations and Gross Profit

Gross revenues. Gross revenues decreased from $796,478 in 2001 to $249,843 in 2002, a decrease of $546,635. The decrease in gross revenues is a result of general economic conditions, including financial instability in Argentina and other South American countries.

Cost of Operations. Cost of Operations increased from $154,365 in 2001 to $192,393 in 2002, an increase of $38,028. This increase comes primarily from an increase in operational costs resulting from the increased costs incurred in the ordinary course of business.

Gross Profit. Gross profit decreased from $642,113 in 2001 to $57,540 in 2002, a decrease of $584,573. The decrease in gross profit is a result of the decrease in revenues resulting from general economic conditions, including financial instability in Argentina and other South American countries.

Selling and Administrative Expenses, Incomes from Operations and Other Income (Expenses)

Selling and Administrative Expenses. Selling and Administrative Expenses decreased from $388,941 in 2001 to $189,576 in 2002, a decrease of $199,365. This decrease is primarily a result of the decrease in expenses related to generating revenues.

Income (Loss) from Operations. Income decreased from income of $253,172 in 2001 to a loss of ($132,126) for 2002, a difference of $385,298 primarily from the decrease in revenues resulting from general economic conditions, including financial instability in Argentina and other South American countries.

Other Income (Expenses). Expenses increased from $(671,804) in 2001 to ($1,550,993) in 2002, an increase of $879,189. This decrease is primarily as a result of the provision for bad debts increasing $507,626 from 2001 to 2002 and the increase in general expenses in the ordinary course of business.

Net Income and Income Tax. Income taxes increased from none in 2001 to $8,188 in 2002.

Net Loss. Net loss increased from a loss of ($404,355) in 2001 to a loss of ($1,691,307) in 2002, an increased loss of $1,286,952. This increase is primarily as a result of the increase in expenses and a decrease in revenues resulting from general economic conditions, including financial instability in Argentina and other South American countries.

Liquidity and Capital Resources

The Company has financed its operations and other working capital requirements principally from operating cash flow and bank financing.

Current Assets

Cash. As of December 31, 2002, the Company had $1,069 in cash compared to $931 as of December 31, 2001.

Accounts receivable. Accounts receivable decreased from $185,687 at December 31, 2001 compared to $49,693 at December 31, 2002, a decrease of $135,994. This was a result of the decrease in revenues resulting from general economic conditions, including financial instability in Argentina and other South American countries.

Other current assets. As of December 31, 2002, the Company $192,790 in other assets as compared to $168,279 as of December 31, 2001.

Total Current Assets. Total current assets decreased from $682,808 at December 31, 2001 to $276,672 at December 31, 2002, a decrease of $406,136. This was a result of the decrease in revenues resulting from general economic conditions, including financial instability in Argentina and other South American countries.

Property, plant and equipment. Property, plant and equipment decreased from $379,842 at December 31, 2001 to $319,503 at December 31, 2001, a decrease of $60,339.

Other assets. Other assets decreased from $1,682,047 at December 31, 2001 to $201,269 at December 31, 2002, a decrease of $1,480,778. This decrease is a result a decrease in notes receivable and elimination of advances under agreement.

Liabilities

Total Current liabilities. Total Current liabilities increased from $217,673 at December 31, 2001 to $229,645 at December 31, 2002, an increase of $11,972. This nominal increase is a result of reducing expenditures and the reduction in revenues and consequential reduction in the cost of business.

Total Long-term liabilities. Total Long-term liabilities decreased from $114,930 at December 31, 2001 to $69,199 at December 31, 2002, a decrease of $45,731. This decrease is a result of reducing expenditures and the reduction in revenues and consequential reduction in the cost of business.

The Company anticipates that its cash requirements will increase during fiscal 2002 as a result of the implementation of the business strategy. The Company will focus on its Core Business and increasing its revenues. The Company currently anticipates that its available cash resources and cash generated from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next twelve months. As of December 31, 2002, there were no commitments for long term capital expenditures. If the Company is unable to achieve profitability, or seeks further expansion, additional funding will become necessary. No assurances can be given that either equity or debt financing will be available.

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

Net Loss. Net loss decreased from a loss of ($3,087,904) in 2000 to loss of ($404,355) in 2001, an difference of $3,492,259. This decrease in net loss is primarily as a result of the sale of certain subsidiaries during fiscal 2000 and the decrease in operating costs as a result of the implementation of the business strategy.

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

Accounts receivable. Accounts receivable decreased from $2,511,838 at December 31, 2000 to $185,687 at December 31, 2001, a decrease of $2,326,151. This was a result of the sale of certain subsidiaries during fiscal 2000 and a decrease of revenues as a result of the implementation of the business strategy.

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

Liabilities

Total Current liabilities. Total Current liabilities decreased from $2,597,055 at December 31, 2000 to $217,673 at December 31, 2001 a decrease of $2,379,382. This decrease is as a result of the sale of certain subsidiaries during fiscal 2000, the business strategy of reducing debt through consolidation and limiting expenditures, and a decrease in operating costs as a result of the implementation of the business strategy.

Total Long-term liabilities. Total Long-term liabilities decreased from $495,382 at December 31, 2000 to $114,930 at December 31, 2001, a decrease of $380,452. This decrease is a result of the sale of certain subsidiaries during fiscal 2000, the business strategy of reducing debt through consolidation and limiting expenditures, and a consequence of the implementation of the business strategy.

RISK FACTORS

The following risk factors, as well as the risks described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may cause actual results to differ materially from those in any forward-looking statements contained in the MD&A or elsewhere in this report or made in the future by the Company or its representatives. Such forward-looking statements involve known risks, unknown risks and uncertainties and other factors, which may cause the actual results, performance or achievements expressed or implied by such forward-looking statements to differ significantly from such forward looking statements.

Risk of Business Strategy

Results of operations in the future will be influenced by numerous factors, including market acceptance of the Company’s products, particularly its educational software, in Chile and possibly through South America, the Company’s capacity to develop and manage its projects, competition, and the ability of the Company to control costs. The Company derives some of its revenues from Argentina which has been adversely affected by Argentina’s volatile economy and political instability. There can be no assurance that revenue growth will be sustained or that these products or businesses will be profitable. Additionally, the Company will be subject to the entire risks incidental to a business entering new markets. Accordingly, there can be no assurances that the Company will be able to maintain its business strategy, expand its operations, or develop and sustain profitable operations.

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

Competition

In its core business, the Company is engaged in a highly competitive segment of an industry which is very active and consistently attracts new competitors. The Company, in its core business, competes directly or indirectly with a number of companies, many of which are larger, better capitalized, more established and have greater access to resources necessary to produce a competitive advantage. The Company’s major competitors represent well-known manufacturers in Chile and include Gildemeister S.A.C. (Caterpillar), Sigdo Koppers Comercial S.A.C. (Dresser International Bridgestone), Pfeninger and Co. (Sulzer Escher Wyss, Joy Manufacturing) and the local offices of larger manufacturers or traders such as Marubeni, Babcock Wilcox, Mitsubishi, General Electric, and GEC Alsthom.

Control by Management and Present Shareholders of the Company

Pedro Pablo Errazuriz, the President, Chief Executive Officer and Chairman of the Board of the Company, and his immediate family, directly or indirectly, own approximately 55% of the Company’s issued and outstanding Common stock. Since holders of the Common Stock do not have any cumulative voting rights and directors are elected by plurality vote, Mr. Errazuriz is in a position to control the election of directors as well as the other affairs of the Company.

Dependence on Key Personnel

The success of the Company is highly dependent upon the continued services of Pedro Pablo Errazuriz and of Mr. Jose Luis Yrarrazaval, Vice Chairman of the Board, Chief Financial Officer and Director. The loss of the services of any of these individuals could have a material adverse effect on the business of the Company.

The Company’s business strategy provides that, at the appropriate time and once the Company has achieved consistent and sustainable significant revenues, it will become necessary for the Company to hire additional experienced professional individuals to meet its expanding needs. The Company intends to use certain of its existing staff to perform a number of these duties and to participate in the selection of new personnel, as required. Such individuals may include engineers, technicians, management, marketing personnel or specialized consultants. While the Company believes that by offering competitive salaries and benefit packages, it will be able to solicit and hire qualified individuals, no assurances can be made that such individuals will accept employment with the Company or will continue to be employed by the Company, or that qualified individuals will be available to the Company when needed.

Considerations Relating to Chile

In the past, geopolitical frictions have existed between countries located in the southern areas of South America, which includes Argentina, Brazil, Bolivia, Chile, Paraguay, Peru and Uruguay (the “Southern Cone” countries). This tension has resulted in difficulties in foreign trade, and particularly the inherent adverse effects that may develop when goods (including equipment sold through the Company) are delayed by customs. Additionally, there have been problems with citizens of one Southern Cone country freely traveling to other Southern Cone countries. Furthermore, countries have been reluctant to hire nationals of one country for executive positions in other Southern Cone countries.

Although recently, travel and commerce among the Southern Cone countries have become increasingly easier and the Company has not been adversely affected by geopolitical, economical, legal or other problems inherent in doing business with foreign countries, there can be no assurances that such problems will not occur in the future.

Currency Fluctuations

Economic policies in Chile and any future changes in the value of the Chilean peso against the United States dollar could aversely affect the value of the Company’s common stock. The Chilean peso has been subject to large devaluations in the past and may be subject to significant fluctuations in the future.

Currency fluctuations may have an effect on the Company’s current activities by the fact that the Company’s operational expenses (costs) are tied to the Chilean peso, while revenues are generally tied to the United States dollar or other foreign currencies (depending from whom equipment is purchased or for whom services are provided). A weakening of the United States dollar (or other foreign currencies) against the Chilean peso means that while the Company’s revenues may remain unaffected by the weakening of the United States dollar against the currencies, the Company’s costs (which are paid in these currencies) will increase. Conversely, if the Chilean peso is weak against foreign currencies, the cost of local goods and services are less expensive.

While currency fluctuations have not had a material effect on the financial condition of the Company, no assurances can be made that any such currency fluctuation will not adversely affect the Company.

Foreign Corrupt Practices Act

Substantially all of the Company’s operations are transacted in South America and Spain. To the extent that the Company conducts operations and sells its products outside the United States, the Company is subject to the Foreign Corrupt Practices Act which makes it unlawful for any issuer to corruptly pay or offer to pay, any money or anything of value to any foreign official, foreign political party or official thereof or any candidate for foreign political office (“Foreign Officials”) or any person with knowledge that all or a portion of such money or thing of value will be offered, given, or promised, directly or indirectly, to any Foreign Official.

Volatility of Stock Prices

The over-the-counter markets for securities such as the Company’s common stock historically have experienced extreme price and volume fluctuations during certain periods. Other factors that also may affect the market price of the Company’s common stock include, but are not limited to the following:

•	New product developments

•	Fluctuations in the financial markets

•	Changes in market valuations of companies in our industry

•	General economic conditions

•	Quarterly variations in the Company’s results of operations

•	The loss of a major customers, suppliers or business partners

•	The addition or departure of key personnel

There has been a limited trading market for the common stock of the Company.

The Company’s common stock is traded on the “pink sheets.”. The common stock has only a limited trading market. The Company cannot assure the shareholders that a more active trading market will develop or, if developed, that it will be maintained. As a result, a shareholder might find it difficult to dispose of, or to obtain accurate quotations as to the value of, the common stock.

The listing of the Company on the “pink sheets” subjects trading of the common stock to additional regulations.

Our common stock has a limited trading market as it is listed on the “pink sheets” and the trading price of the common stock is less than $5.00 per share. Trading in the common stock is therefore subject to the requirements of Rule 15g-9 promulgated under the Exchange Act. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The common stock is also subject to the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, which requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the Securities and Exchange Commission, any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). Such requirements could severely limit the market liquidity of the common stock.

ITEM 7. FINANCIAL STATEMENTS

See “Index to Financial Statements” for a description of the financial statements included in this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

The directors and executive officers are as follows:

Name	Age	Position
Pedro Pablo Errazuriz	66	Chairman of the Board, Chief Executive Officer
Jose Luis Yrarrazaval	63	Vice Chairman of the Board/Chief Financial Officer/Secretary Director
Alberto Coddou	64	Director
Sergio Jimenez	65	Director

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

SERGIO JIMENEZ has served on the Board of Directors of the Company since March 20, 1995. Through June 1997 he was the President of the Santiago Water and Sewage Company “EMOS”. In June 1995, Mr. Jimenez was appointed as a member of the Board of Directors of ENAP (Empresa

Nacional del Petroleo), the Chilean oil company owned by the government. Mr. Jimenez is also a partner and Managing Director of Consultora Jimenez y Zanartu Limitada, which consults on engineering projects for segments of the Chilean government related to public works. Mr. Jimenez is a civil engineer, having received his degree from the University of Chile, in Santiago and has a post graduate degree in Project Evaluation from the University of Chile.

BOARD OF DIRECTORS

Directors are elected at the Company’s annual meeting of shareholders and serve for one year until the next annual shareholders’ meeting or until their successors are elected and qualified. Officers are elected by the Board of Directors and their terms of office are at the discretion of the Board. All of the Company’s executive officers are full-time employees of the Company. The Company pays its Directors a fee of $1,000 per meeting attended, and reimburses all Directors for their expenses in connection with their activities as directors of the Company. Directors of the Company who are also employees of the Company do not receive additional compensation for their services as directors.

COMMITTEES OF THE BOARD OF DIRECTORS

The Company has five committees: the Audit Committee, Compensation and Investment Committee, Nominating Committee, Employee Stock Option Committee, and the Directors Stock Option Committee. As of December 31, 2002, the members of these committees consisted of Jose Luis Yrarrazaval, Alberto Coddou and Sergio Jimenez. Messrs. Coddou and Jimenez are considered by the Company to be independent directors.

The principal functions of the Audit Committees are to recommend the annual appointment of the Company’s auditors concerning the scope of the audit and the results of their examination, to review and approve any material accounting policy changes affecting the Company’s operating results and to review the Company’s internal control procedures. The Investment and Compensation Committee reviews and recommends investments, compensation and benefits for the executives of the Company. The Nominating Committee seeks out qualified persons to act as members the Company’s Board of Directors. The Employee Stock Option Committee and the Directors Stock Option Committee administer and interpret the Company Stock Option Plan and the Directors Stock Option Plan and are authorized to grant options pursuant to the terms of these plans.

During the year ended December 31, 2002, the Company’s Board of Directors held two meetings. All of the directors attended this meeting, either personally or through telecommunications. During the year ended December 31, 2002 the Investment and the Compensation Committee met two times. The functions of the other committees were performed by the entire Board of Directors during 2002.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company directors and executive officers, and persons who own more than ten percent (10%) of the Company’s outstanding common stock, file with the Securities and Exchange Commission (the

“Commission”) initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by the Commission to furnish the Company with copies of all such reports they file. The Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representation, as of December 31, 2002, all of the Section 16(a) filing requirements applicable to its officers, directors and greater than 10% Beneficial owners have been satisfied.

ITEM 10. EXECUTIVE COMPENSATION AND EMPLOYMENT AGREEMENTS

The following table sets forth compensation awarded to, earned by or paid to the Company’s Chief Executive Officer.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation
Pedro P. Errazuriz	2002	$0.00	$0.00	$20,000.00	*
President	2001	$0.00	$0.00	$20,000.00	*
Chief Executive Officer	2000	$0.00	$0.00	$20,000.00	*
Chairman

* This is allocated to an annual automobile allowance

INCENTIVE AND NON-QUALIFIED STOCK OPTION PLANS

Pursuant to the Company’s Stock Option Plan (the “Stock Option Plan”) and Directors Stock Option Plan (the “Directors Plan”), 175,000 shares of Common Stock and 75,000 shares of Common Stock, respectively, are reserved for issuance upon exercise of options. The Plans are designed to serve as an incentive for retaining qualified and competent employees and directors. Both the Stock Option Plan and the Directors Plan apply to Andean Development Corporation and each of its subsidiaries. Only non-employee directors are eligible to receive options under the Directors Plan.

The Company’s Board of Directors, or a committee thereof, administers and interprets the Stock Option Plan and is authorized to grant options thereunder to all eligible employees of the Company, including officers and directors (whether or not employees) of the Company. The Stock Option Plan provides for the granting of “incentive stock options” (as defined in Section 422 of the Internal Revenue Code), non-statutory stock options and “reload options.” Options may be granted under the Stock Option Plan on such terms and at such prices as determined by the Board, or a committee thereof, except that in the case of an incentive stock option granted to a 10% shareholder, the per share exercise price will not be less than 110% of such fair market value. The aggregate fair market value of the shares covered by incentive stock options granted under the Plans that become exercisable by a grantee for the first time in any calendar year is subject to a $100,000 limit.

The purchase price for any option under the Stock Option Plan may be paid in cash, in shares of Common Stock or such other consideration that is acceptable to the Board of Directors or the committee thereof. If the exercise price is paid in whole or in part in Common Stock, such exercise may result in the issuance of additional options, known as “reload options,” for the same number of shares of Common Stock surrendered upon the exercise of the underlying option. The reload option would be generally subject to the same provisions and restrictions set forth in the Stock Option Plan as the underlying option except as varied by the Board of Directors or the committee thereof. A reload option enables the optionee to ultimately own the same number of shares as the optionee would have owned if the optionee had exercised all options for cash.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2002, the number of shares of Common Stock which were owned beneficially by (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group. As of December 31, 2002, there were 2,820,100 shares issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount of Beneficial Ownership(2)	Percent of Class (3)
Alberto Coddou(4)	0	0%
Pedro P. Errazuriz(5)(7)	1,511,500	53.6%
Sergio Jimenez	0	0%
Jose Luis Yrarrazaval	11,450	*

All directors and executive officers as a group (6 persons)	1,522,950	54. %
Igenor, Ingenierie et Gestion, S. A.(7)	1,425,000	50.5%
Berta Dominguez(6)(8)	1,425,000	50.5%

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

(4) Mr. Coddou’s address is Santa Lucia 280-OF.12, Santiago, Chile.

(5) Includes 1,450,000 shares of Common Stock owned by Igenor, Ingenierie et Gestion, S.A., a Swiss corporation (“Igenor”) of which Mr. Pedro P. Errazuriz owns 50% the outstanding capital stock. Also includes 86,500 shares of Common Stock owned directly by Mr. Pedro P. Errazuriz.

(6) The principal shareholders of Igenor are Mr. Pedro P. Errazuriz (50%), the Chairman of the Company’s Board of Directors; Mrs. Berta Dominguez (49.50%), the wife of Mr. Pedro P. Errazuriz; Mr. Pedro Pablo Errazuriz Dominguez, a son of Mr. Pedro P. Errazuriz and Mrs. Berta Dominguez (0.25%); and Pierre Yves Montavon (0.25%), an unrelated third party. The address for this company is c/o Etude Montavan-Mermier, 22, rue Etienne Dumont, 1211 Geneve 3, Switzerland.

(7) Consists of 1,425,000 shares of Common Stock owned by Igenor, of which Mrs. Berta Dominguez owns 49.50% of the outstanding capital stock. Mrs. Berta Dominguez is the wife of Mr. Pedro P. Errazuriz, the Company’s Chairman of the Board of Directors.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions Between the Company and its Officers, Directors and Affiliates

All transactions between the Company and its officers, shareholders and each of their affiliated companies have been made on terms no less favorable to the Company than those available from unaffiliated parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a) Exhibits

3.1	Company’s Amended and Restated Articles of Incorporation(1)
3.2	Company’s Revised Amended and Restated Bylaws(1)
4.1	Form of Warrant Agreement together with the form of Warrant Certificate(1)
4.1(a)	Revised Form of Warrant Agreement together with the form of Warrant Certificate(1)
4.2	Revised Form of Representatives’ Warrant Agreement together with the revised Form of Representatives’ Purchase Warrant Certificate(1)

4.2(a)	Form of Representatives Warrant and Registration Rights Agreement together with the revised Form of Representatives’ Purchase Warrant Certificate(1)
4.2(b)	Revised Form of Representative’s Warrant Agreement together with the revised Form of Representative’s Purchase Warrant Certificate(1)
4.3	Specimen of Common Stock Certificate.(1)
4.4	Specimen of Warrant Certificate (to be included in the revised Form of Warrant Agreement in Exhibit 4.1(a) (1)
4.4(b)	Specimen of Warrant Certificate (to be included in the revised Form of Warrant Agreement in Exhibit 4.2(b) (1)
10.1	Stock Option Plan(1)
10.1(a)	Revised Stock Option Plan(1)
10.2	Directors Stock Option Plan(1)
10.2(a)	Revised Directors Stock Option Plan(1)
10.4	Agreement between ESSAN and Bayesa for the Final Disposal of the Antofagasta Sewage (New translation with Appendices No. 1-5 but without maps)(1)
10.19	Letter from Westinghouse Electric Corporation to the Company, dated July 31, 1995.(1)
10.19(a)	Special Sales Representative Agreement between Westinghouse Electric Company S.A. and Errazuriz Y Asociados Ingenieros S.A.(1)
10.20	Credit Line Agreement between Bayesa and Banco Security, dated July 19, 1995.(1)
10.21	Buy/Sell of Shares, Concession of Rights, Commitments To Social Modifications and Changes in Debt Balances between C.E. Consonni & Ecesa.(2)
21	Subsidiaries of Registrant(1)
23.1	Consent of Independent Auditors(3)
99.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002(3).
99.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002(3).

(1) Incorporated by reference from the Company’s Registration Statement, as amended, on Form SB-2 filed with the Securities and Exchange Commission and declared effective on October 29, 1996.

(2) Filed as exhibit 2.1 to the Company’s Form 8-K dated March 26, 2001 and incorporated herein by reference.

(3) Filed herewith.

(b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the fourth quarter of the year ended December 31, 2002.

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

Dated: April 14, 2003	By:	/s/ PEDRO P. ERRAZURIZ
Pedro P. Errazuriz, President, Chief Executive Officer and Chairman of the Board of Directors (Principal executive officer)

Dated: April 14, 2003	By:	/s/ JOSE LUIS YRARRAZAVAL
Jose Luis Yrarrazaval, Chief Financial Officer, Secretary and Director (Principal financial and accounting officer)

Dated: April 14, 2003	By:	/s/ ALBERTO CODDOU
Alberto Coddou, Director

Dated: April 14, 2003	By:	/s/ SERGIO JIMENEZ
Sergio Jimenez, Director

ANDEAN DEVELOPMENT CORPORATION

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2002

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2002 and 2001

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders

of Andean Development Corporation and Subsidiaries

Miami, Florida

We have audited the accompanying consolidated balance sheets of Andean Development Corporation and Subsidiaries (the “Company”) as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Andean Development Corporation and Subsidiaries as of December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has generated significant losses from operations, and has substantially curtailed operations as of December 31, 2002, which together raises substantial doubt about its ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Miami, Florida

April 10, 2003

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2002 and 2001

A S S E T S

	2002	2001
Current Assets:
Cash	$1,069	$931
Accounts receivable	49,693	185,687
Notes receivable, net – current portion	33,120	327,911
Other current assets	192,790	168,279

Total Current Assets	276,672	682,808

Property, Plant and Equipment, net	319,503	379,842

Other Assets:
Notes receivable from related parties and other, net	198,726	1,415,273
Investments in unconsolidated subsidiaries	2,543	2,543
Advances under agreement	—	264,231

Total Other Assets	201,269	1,682,047

	$797,444	$2,744,697

The accompanying notes are an integral part of these consolidated financial statements.

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

December 31, 2002 and 2001

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2002	2001
Current Liabilities:
Obligations with banks	$36,228	$35,310
Current maturities of long-term debt	33,121	34,923
Accounts payable and accrued expenses	109,576	98,237
Income taxes payable	18,684	—
Due to related parties	32,036	49,203

Total Current Liabilities	229,645	217,673

Long-Term Liabilities:
Long-term debt, excluding current maturities	37,181	75,503
Staff severance indemnities	32,018	39,427

Total Long-Term Liabilities	69,199	114,930

Minority Interest	—	196,019

Shareholders’ Equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, 20,000,000 shares authorized, 2,820,100 shares issued and outstanding	282	282
Additional paid-in capital	5,660,187	5,660,187
Accumulated deficit	(4,796,816)	(3,105,509)
Accumulated other comprehensive income (loss)	(365,053)	(338,885)

Total Shareholders’ Equity	498,600	2,216,075

	$797,444	$2,744,697

The accompanying notes are an integral part of these consolidated financial statements.

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended December 31, 2002 and 2001

	2002	2001
Revenues	$249,843	$796,478
Cost of Operations	192,393	154,365

Gross Profit	57,450	642,113
Selling and Administrative Expenses	189,576	388,941

Income (Loss) from Operations.	(132,126)	253,172

Other Income (Expense):
Interest income (expense), net	(24,075)	(17,766)
Provision for bad debts	(831,326)	(324,000)
Other	(639,822)	(248,694)
Depreciation and amortization	(55,770)	(81,344)

	(1,550,993)	(671,804)

Loss from Continuing Operations Before Income Taxes and Minority Interest	(1,683,119)	(418,632)
Income Taxes	(8,188)	—

Loss from Continuing Operations Before Minority Interest	(1,691,307)	(418,632)
Minority Interest	—	14,277

Net Loss	(1,691,307)	(404,355)
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(26,168)	(27,411)

Comprehensive Loss	$(1,717,475)	$(431,766)

Earnings (Loss) Per Common Share:
Net loss from continuing operations	$(0.599)	$(0.153)
Minority interest	—	0.005

Net Loss Per Share – Basic	$(0.599)	$(0.1481)

Weighted Average Shares Outstanding – Basic	2,820,100	2,820,100

The accompanying notes are an integral part of these consolidated financial statements.

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2002 and 2001

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2000	$282	$5,724,320	$(3,124,172)	$(311,474)	$2,288,956
Net loss	—	—	(404,355)	—	(404,355)
Rescinded dividends	—	—	423,018	—	423,018
Adjustment to additional paid-in capital on acquisition of treasury stock	—	(64,133)	—	—	(64,133)
Foreign currency translation adjustment	—	—	—	(27,411)	(27,411)

Balance at December 31, 2001	282	5,660,187	(3,105,509)	(338,885)	2,216,075
Net loss	—	—	(1,691,307)	—	(1,691,307)
Foreign currency translation adjustment	—	—	—	(26,168)	(26,168)

Balance at December 31, 2002	$282	$5,660,187	$(4,796,816)	$(365,053)	$498,600

The accompanying notes are an integral part of these consolidated financial statements.

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2002 and 2001

	2002	2001
Cash Flows from Operating Activities:
Net loss	$(1,691,307)	$(404,355)
Minority interest	—	(376,163)

	(1,691,307)	(780,518)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	55,770	81,344
Provision for bad debt	831,326	324,000
Foreign currency translation adjustment	(26,168)	(27,411)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	135,994	2,326,151
Notes receivable	327,911	(179,911)
Inventory	—	51,408
Other current assets	(24,511)	12,160
Deposits and other	—	205,157
Advances	264,231	(264,231)
Increase (decrease) in:
Accounts payable and accrued expenses	30,023	(1,509,247)
Staff severance indemnities	(7,409)	(32,937)

Net Cash (Used in) Provided by Operating Activities	(104,140)	205,965

Cash Flows from Investing Activities:
Disposition of property, plant and equipment	4,569	—
Purchase of property, plant and equipment	—	(18,932)
Investments in unconsolidated subsidiaries	—	233,195

Net Cash Provided by Investing Activities	4,569	214,263

The accompanying notes are in integral part of these consolidated financial statements.

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31, 2002 and 2001

	2002	2001
Cash Flows from Financing Activities:
Net proceeds (payments to) from related parties	$334,934	$275,082
Net (repayments) proceeds from obligations with bank	918	(954,261)
Decrease in minority interest	(196,019)	—
Adjustment to additional paid-in capital from acquisition of treasury stock	—	(64,133)
(Repayments) proceeds from long-term debt	(40,124)	110,426

Net Cash Provided by (Used in) Financing Activities	99,709	(632,886)

Net Increase (Decrease) in Cash	138	(212,658)
Cash at Beginning of Year	931	213,589

Cash at End of Year	$1,069	$931

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$24,075	$17,766

Net assets disposed of upon sale of discontinued operations:
Property, plant and equipment	$—	$57,096

The accompanying notes are in integral part of these consolidated financial statements.

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Andean Development Corporation (“ADC” or the “Company”) was incorporated in the State of Florida on October 19, 1994. ADC operates its lines of business principally in Chile, Peru, Argentina and Spain.

The Company provides engineering and project management services for energy and private works projects and sells, as agent, major electrical and mechanical equipment. The Company also advises and assists large private utilities and government agencies in obtaining land easements from private owners for installation of electrical lines, sewer plant infrastructure, piping and roads.

The Company in the past had developed educational and training software. The Company discontinued developing its software in 2001. See Note 9.

Basis of Presentation – The accompanying consolidated financial statements include the accounts of ADC and the following consolidated subsidiaries:

Subsidiary	Domicile	Ownership Percentage
Errázuriz y Asociados Ingenieros, S. A. (“EAI”) Chilean Corporation	Chile	100%

Errázuriz y Asociados Ingesis, S.A. (“E&A”) Chilean Corporation	Chile	100%

Consonni, U.S.A., Inc. (“CONUSA”) U.S. Corporation	Spain	83.6%

CONUSA owns a 19% interest in Construcciones Electromecanicas, S.A. Consonni (located in Bilbao, Spain) and a 92% interest in Equipos de Control Electrico S.A. (“ECESA”). As of December 31, 2002, the Company exchanged its holdings in CONUSA for the assets and liabilities of CONUSA.

ADC and the above subsidiaries are collectively referred to as the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (Continued)

Functional Currency – The consolidated financial statements have been translated in accordance with the provisions set forth in Statement of Financial Accounting Standards No. 52, “foreign currency translation” from Chilean pesos and Spanish pesetas (the functional currencies) into U.S. dollars (the reporting currency). The exchange rate used at December 31, 2002 and 2001 for assets and liabilities was 695.89 and 656.20 Chilean pesos to U.S. $1.00, respectively. Shareholders’ equity and components are translated at historical rates. The weighted average exchange rates used during the years ended December 31, 2002 and 2001, respectively, for results of operations were 671.14 and 643.09 Chilean pesos to U.S. $1.00, respectively, and 185.85 and 179.86 Spanish pesetas to U.S. $1.00, respectively. The effects of exchange rate changes are reflected as a separate component of shareholders’ equity.

Revenue Recognition – The Company earns revenue principally from commissions associated with the sale of equipment and from fees for the performance of engineering services and providing technical assistance in the development of specialized projects.

Revenues for fees associated with services are recognized when performed and are based on standard billing rates.

The Company earns commissions on the sale of equipment. For turnkey jobs, commissions are earned when the contracts are signed and “Orders to Proceed” are issued. In some instances, due to the significant time the Company is required to wait for payment, commissions that the Company initially believed it had earned are changed. Due to the Company’s inability to determine the amount of commissions, the Company, commencing in 1999, recognizes commissions only when they are received. This change in policy is not deemed to have a material impact on the Company’s consolidated financial statements.

The Company earned no revenues from its educational and software development activities in 2002 and 2001.

Concentrations of Credit Risk – Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, periodic temporary investments of excess cash, and trade receivables. The Company places its cash with high credit quality financial institutions. A significant portion of the Company’s sales are to several large customers and, as such, the Company is directly affected by the well-being of those customers. However, the credit risk associated with trade receivables is minimal due to the significant size of the Company’s customers and the Company’s ongoing efforts to monitor the credit worthiness of its customers.

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (Continued)

Fair Values of Financial Instruments – The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of cash, short-term investments, accounts receivable, notes receivable, accounts payable and notes payable approximate the carrying amounts at December 31, 2002 and 2001.

Property, Plant and Equipment – Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, usually five to seven years.

Staff Severance Indemnities – The Company provides for certain lump sum severance indemnities that are required to be paid by Chilean law to its employees at the end of their employment. The obligation is calculated based on the present value of the vested benefits to which an employee is entitled, the expected service lives of the employees and current salary levels. The Company believes that the above calculation is not materially different from the calculation required by SFAS 87, which would reflect expected future salary increases.

Foreign Operations – The Company is a holding company for foreign entities, operating primarily in South America and Spain. In South America and Spain, the potential for both economic and political change in the business environment is different from that of the United States. Therefore, the Company’s results of operations and financial position could be materially affected by sudden changes in the business and political environments in the countries that the Company operates.

Income Taxes – Deferred tax assets and liabilities are recognized for the future income tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

Earnings Per Common Share – Basic earnings per common share are based on the weighted average number of shares outstanding of 2,820,100 for the years ended December 31, 2002 and 2001, after giving effect to common stock equivalents that would have a dilutive effect on earnings per share. Warrants issued with exercise prices greater than the existing market value of the Company stock are deemed anti-dilutive and are not components of earnings per share.

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (Continued)

Recent Pronouncements – In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 requires the recognition of the fair value of all derivative instruments on the balance sheet. Subsequent to the issuance of SFAS 133, the FASB received many requests to clarify certain issues causing difficulties in implementation. In June 2000, the FASB issued SFAS 138, which responds to those requests by amending certain provisions of SFAS 133. These amendments include allowing foreign-currency exposures that reduce the need for third-party derivatives and redefining the nature of interest rate risk to avoid sources of ineffectiveness. The impact of adopting SFAS 133, as amended by SFAS 138, is not significant.

In February 1999, the Financial Accounting Standards board Issued Statement of Financial Accounting Standards No. 135 “Recission of FASB Statement No. 75 and Technical Corrections” which is effective for financial statements issued after February 15, 1999. There is no impact to the Company’s financial reporting or presentation due to the adoption of SFAS No. 135.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth quarter of fiscal 2001. The adoption of this SAB had no impact on the Company’s financial statements.

In July 2001, The Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited after that date. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. Thus, amortization of goodwill and intangible assets with indefinite lives will cease upon adoption of the statement. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001. Upon the adoption of SFAS No. 142 there is no impact to the Company’s financial reporting or presentation due to the adoption of SFAS No. 141 and SFAS No. 142.

Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent asset and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (Continued)

Reclassifications – Certain amounts in the 2001 consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the 2002 consolidated financial statements.

NOTE	2 – OTHER CURRENT ASSETS

Other current assets consist of the following at December 31:

	2002	2001
Recoverable taxes	$185,097	$154,386
Other	7,693	13,893

	$192,790	$168,279

NOTE	3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of the following at December 31:

	2002	2001
Vehicles	$231,234	$268,942
Office equipment and computers	144,755	144,755
Furniture, fixtures and improvements	371,795	371,795

Total property, plant and equipment, at cost	747,784	785,492
Less accumulated depreciation and amortization	(428,281)	(405,650)

	$319,503	$379,842

Depreciation expense approximated $56,000 and $81,000 for the years ended December 31, 2002 and 2001, respectively.

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company conducts a substantial amount of its business with companies that are affiliated with shareholders of the Company. As a result, fees for services or commissions on sales have been received from or paid to affiliated companies.

NOTE	5 – NOTE RECEIVABLE FROM RELATED PARTY AND OTHER

Note receivable from related party and other, consist of the following at December 31:

	2002	2001
Coficomex	$—	$324,000
Sale of shares of Consonni	720,006	1,250,171
Sale of shares of Ecesa	61,320	213,633
Bayesa	231,846	279,380
Less valuation reserve	(781,326)	(324,000)

	231,846	1,743,184
Less current portion	(33,120)	(327,911)

	$198,726	$1,415,273

NOTE	6 – OBLIGATION WITH BANKS

Obligations with banks consist of lines-of-credit with local Chilean banks. Interest rates on all lines-of-credit are based on the Asociacion de Bancos y Entidades Financieras (T.A.B.) rate, which represents a daily average of the interest paid by banks on its deposits. The rate is then adjusted upwards approximately 1.5% for the banks profit, and then an additional 1.0% – 1.7% reflecting the individual risk of the bank on the individual loan.

These lines-of-credit are secured by an assignment of the Company’s accounts receivable. Obligations with banks under lines-of-credit amounted to approximately $35,000 at December 31, 2002 and 2001, respectively.

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE	7 – LONG-TERM DEBT

Long-term debt consists of the following at December 31,:

	2002	2001
Notes payable, collateralized by trade receivables with interest payable at 9% and payable monthly	$103,423	$110,426
Less current portion	(33,121)	(34,923)

Total long-term debt	$70,302	$75,503

NOTE	8 – RESEARCH AND DEVELOPMENT

The Company incurred and expensed research and development costs of approximately $161,000 in 2001.

The Company discontinued its research and development of educational software and on April 1, 2001 executed an agreement with an unrelated company, Gente Andina, S. A. The Company will invest approximately $500,000 in exchange for guaranteed interest income of ½% monthly and 35% of the profits of Gente Andina, S. A. Gente Andina, S. A. will continue developing the software and projects previously undertaken by the Company. As of December 31, 2001, approximately $264,000 was advanced to Gente Andina, S. A. under this agreement. During 2002, the Company terminated this agreement with Gente Andina and the amounts previously advanced were charged to expense under Other in the accompanying consolidated statement of operations.

NOTE 10 – SHAREHOLDERS’ EQUITY

During 1998, the Company declared dividends of $.20 per share to be paid in four installments on dates to be determined by the Board. During July 1999, the first installment was paid ($.05 per share). The balance of approximately $423,000 was still outstanding at December 31, 2000.

On March 30, 2001, the board of directors of the Company rescinded the dividends still payable of approximately $423,000.

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE	11 – INCOME TAXES

The Company is subject to income taxes in Chile and Spain. Reconciliations between the statutory income tax rate in these countries, and the Company’s effective income tax rate as a percentage of income before income taxes is as follows:

	2002	2001
Chilean statutory tax rate	15.0%	15.0%
Other, net	.4	.4

Effective income tax rate	15.4%	15.4%

Spanish effective income tax rate	0%	30.0%

NOTE	12 – COMMITMENTS AND CONTINGENCIES

Lease

The Company leases offices from a related party in Santiago, Chile under various operating leases. Monthly rental payments were approximately $6,700 during 2002 and 2001, respectively. Rent expense was $80,000 for the years ended December 31, 2002 and 2001.

Future minimum rental payments under the lease are as follows:

Years Ending December 31,	Annual Payments
2003	$80,000
2004	80,000
2005	80,000
2006	80,000
2007	80,000

$400,000

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 13 – GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses which have resulted in an accumulated deficit of $4,796,816 at December 31, 2002, and has limited internal financial resources. Additionally, the Company has substantially curtailed operations at December 31, 2002. These factors combined raised substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

NOTE	14 – SUBSEQUENT EVENTS

Subsequent to year-end the Company has entered in negotiations to divest itself from the Chileans and Spanish subsidiaries. As of December 31, 2002, the Company exchange its holdings in Consonni U.S.A., Inc. for the assets and liabilities of Consonni U.S.A., Inc. At the date of the report no other agreement has been reached.

Exhibit Index

Exhibit Description

Exhibit Number

23.1	Consent of Independent Auditors.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.