Form 10QSB
period 2003-03-31
ANDEAN DEVELOPMENT CORP
filed 2003-05-15
CIK 943184

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 33-90696

1224 Washington Avenue

Miami Beach, Florida 33139

(Address of principal executive offices)

(305) 866-3360

(Issuer’s telephone number)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 31, 2003, 2,820,100 shares of $.0001 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

ANDEAN DEVELOPMENT CORPORATION

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Although the Company believes the disclosures made are adequate to make the information presented not misleading, and, in the opinion of management, all adjustments have been reflected which are necessary for a fair presentation of the information shown and the accompanying notes, these condensed unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002. The results for the three months ended March 31, 2003 are not necessarily indicative of the results of operations for a full year or of future periods.

ANDEAN DEVELOPMENT CORPORATION

Consolidated Balance Sheets

March 31, 2003 and December 31, 2002

	March 31, 2003	December 31, 2002
	(Unaudited)
A S S E T S
Current Assets:
Cash	$1,187	$1,069
Accounts receivable	49,693	49,693
Notes receivable, net—current portion	33,120	33,120
Other current assets	170,511	192,790

Total Current Assets	254,511	276,672

Property, Plant and Equipment, net	305,503	319,503

Other Assets:
Note receivable from related party and other, net	198,726	198,726
Investment in unconsolidated subsidiaries	2,543	2,543

	201,269	201,269

	$761,283	$797,444

The accompanying notes are an integral part of these consolidated financial statements.

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

March 31, 2003 and December 31, 2002

	March 31, 2003	December 31, 2002
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Obligations with banks	$36,228	$36,228
Current maturities of long-term debt	33,121	33,121
Accounts payable and accrued expenses	81,953	109,576
Due to related parties	36,781	32,036
Income taxes payable	18,684	18,684

Total Current Liabilities	206,767	229,645

Long-Term Liabilities:
Long-term debt, excluding current maturities	37,181	37,181
Staff severance indemnities	50,358	32,018

	87,539	69,199

Shareholders’ Equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, 20,000,000 shares authorized, 2,820,100 shares issued and outstanding	282	282
Additional paid-in capital	5,660,187	5,660,187
Accumulated deficit	(4,828,439)	(4,796,816)
Accumulated other comprehensive income (loss)	(365,053)	(365,053)

Total Shareholders’ Equity	466,977	498,600

	$761,283	$797,444

The accompanying notes are an integral part of these consolidated financial statements.

ANDEAN DEVELOPMENT CORPORATION

Consolidated Statements of Income

Three Months Ended March 31, 2003 and 2002

	2003	2002
	(Unaudited)	(Unaudited)
Revenues from Operations:
Revenues	$124,969	$102,074
Cost of operations	112,592	30,417

Gross Profit	12,377	71,657
Selling and Administrative Expenses	44,000	34,139

(Loss) Income from Operations	(31,623)	37,518

Other Income (Expense), Net	—	(29,230)

Net (Loss) Income	(31,623)	8,288

Other Comprehensive Loss:
Foreign currency translation adjustment	—	(54,437)

Comprehensive Loss	$(31,623)	$(46,149)

Net (Loss) Income per Common Share	$(.022)	$.003

Weighted Average Shares Outstanding	2,820,100	2,820,100

The accompanying notes are an integral part of these consolidated financial statements.

ANDEAN DEVELOPMENT CORPORATION

Consolidated Statements of Shareholders’ Equity

Three Months Ended March 31, 2003

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2002	$282	$5,660,187	$(4,796,816)	$(365,053)	$498,600

Net loss (Unaudited)	—	—	(31,623)	—	(31,623)

Foreign currency translation adjustment (Unaudited)	—	—	—	—	—

Balance at March 31, 2003 (Unaudited)	$282	$5,660,187	$(4,828,439)	$(365,053)	$466,977

The accompanying notes are an integral part of these consolidated financial statements.

ANDEAN DEVELOPMENT CORPORATION

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2003 and 2002

	2003	2002
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net (loss) income	$(31,623)	$8,288
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	14,000	20,336
Translation adjustment	—	(54,437)
Minority interest	—	(3,514)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	—	1,500
Other current assets	22,279	(45,984)
Notes receivable	—	76,323
Deposits and other assets	—	(268,483)
Increase (decrease) in:
Accounts payable and accrued expenses	(27,623)	(31,140)
Income taxes payable	—	11,253
Staff severance indemnity	18,340	(3,774)

Net Cash Used in Operating Activities	(4,627)	(289,632)

Cash Flows from Financing Activities:
Borrowings from related parties	$4,745	$315,275
Proceeds from (payments on) obligations with bank	—	(20,260)
Principal payments on long-term debt	—	(1,889)

Net Cash Provided by Financing Activities	4,745	293,126

Net Increase in Cash	118	3,494
Cash at Beginning of Period	1,069	931

Cash at End of Period	$1,187	$4,425

The accompanying notes are an integral part of these consolidated financial statements.

ANDEAN DEVELOPMENT CORPORATION

Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The quarterly financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s form 10-KSB as of and for the year ended December 31, 2002.

Functional Currency—The consolidated financial statements have been translated in accordance with the provisions set forth in Statement of Financial Accounting Standards No. 52, from Chilean pesos (the functional currency) into US dollars (the reporting currency).

Earnings Per Common Share—Earnings per common share are based on the weighted average number of shares outstanding of 2,820,100 for the periods ended March 31, 2003 and 2002, respectively. Warrants issued with exercise prices greater than the existing market value of the company stock are deemed anti-dilutive and are not components of earnings per share.

NOTE 2—GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses which have resulted in an accumulated deficit of $4,796,816 at December 31, 2002, and $4,828, 429 at March 31, 2003, and has limited internal financial resources. Additionally, the Company has substantially curtailed operations at December 31, 2002. These factors combined raised substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Note 3—SUBSEQUENT EVENTS

Subsequent to year-end the Company entered in negotiations to divest itself from the Chileans and Spanish subsidiaries. As of December 31, 2002, the Company exchanged its holdings in Consonni U.S.A., Inc. for the assets and liabilities of Consonni U.S.A., Inc., such assets consisting primarily of a promissory note, the collectability of which is questionable.

The majority shareholder, Pedro Pablo Errázuriz, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, has voted for nominees for election as Directors which replace the current Board of Directors, for the 1-for-10 reverse stock split of the Company’s issued and outstanding Common Stock and a corresponding decrease in the number of authorized shares of the Company’s Common Stock, for an amendment to the Company’s Articles of Incorporation to increase of the Company’s authorized number of shares of Common Stock (post split) from 2,000,000 to 50,000,000 and for the sale of substantially all the assets. On May 5, 2003, the Company entered into a Purchase Agreement with Pedro Pablo Errázuriz, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, pursuant to which Pedro Pablo Errázuriz agreed to acquire all of the Company’s assets, properties and business in exchange for the assumption of certain of the Company’s liabilities.

ANDEAN DEVELOPMENT CORPORATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management’s Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 2002 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

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

INA was organized on June 11, 1986, in Santiago, Chile as a Chilean limited partnership under the name “Ingenieria Norconsult Andina Limitada.” Initially INA was a joint venture between Norconsult SA, a worldwide engineering consulting company based in Oslo, Norway (“Norconsult”) and Errazuriz y Asociados Arquitectos S.A. (“EAA”). Norconsult subsequently sold its participation to Igenor Ingenierie et Gestion, S.A., a Swiss corporation (“Igenor”). On September 15, 1994, pursuant to Chilean law, INA was reorganized from a limited partnership to a Chilean corporation, and its name was changed to “Igenor Andina S.A.” In 2000, EAA sold its interests to INA.

The Company was also the majority owner (83.6%) of a non-operating subsidiary, Consonni USA, Inc. (“Consonni USA”), the assets of which consist of cash and notes receivables. On December 31, 2003, the Company exchanged its holdings in Consonni USA for the assets and liabilities of Consonni USA, such assets consisting of the balance of a promissory note payable in the principal outstanding amount of $552,000 with six remaining payments of approximately ninety two thousand U.S. dollars (U.S. $92,000) payable June 30 and January 31 of each year.

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

HISTORY

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

While the Company generated some revenues from 1999 and 2002, due to the impact of adverse economic conditions in the core business segment, the core business incurred losses which were only partially compensated by the revenues obtained through Consonni USA.

This business structure did not achieve the intended results. Furthermore, shareholders of the Company expressed their objections to the diversification of the Company under the then current business structure. It was difficult and costly to manage geographically and across separate and distinct markets. The legal and accounting expenses incurred in order to comply with federal securities became excessive and while Consonni USA generated revenues, it failed to achieve the level of profitability that offset the additional costs and management time that was required.

ECONOMIC OVERVIEW

The costs associated with the ongoing operations of the Company made it exceedingly difficult to achieve profitability in the business, which resulted in continuing losses. As a result of those ongoing operating losses and expenses, the Company has a significant working capital deficit, negative stockholder’s equity, and almost no remaining cash. The sums owed to the Company from third parties, particularly the payments on the balance of a promissory note payable assumed in the sale of the interests of Consonni USA, are in arrears and their collection is in doubt. The Company does not have the funds to pursue any legal action to collect such sums outstanding. In fiscal 2002, the Company experienced a net loss of ($1,691,307), an increase of $1,286,952 over the loss of ($404,355) in 2001. In the first quarter of fiscal 2003, the Company experienced a net loss before taxes of $31,623. The Company does not anticipate any increased revenues in the core business in 2003.

As a consequence, the majority shareholder, CEO and Director, Pedro Pablo Errázuriz, determined, with the unanimous support of the Company’s Board of Directors, that the shareholders of the Company would be better served from the acquisition of another business with the ultimate goal of establishing a more liquid public market for its common stock. In order to facilitate such a transaction the Board has determined that the capitalization structure of the Company should be simplified and the Company should divest itself of its assets and liabilities. No assurances can be given such an acquisition will be achieved. The transaction shall be effective twenty days from the mailing of an Information Statement to be mailed to the Company shareholders. Following this restructuring, the Company will have no tangible assets or material liabilities.

ANDEAN DEVELOPMENT CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION AND RESULTS OF OPERATIONS COMPARISON

OF THREE MONTHS ENDED MARCH 31, 2003 TO THREE MONTHS ENDED MARCH 31, 2002

Gross Revenues and Costs of Operations

Gross revenues increased from $102,074 for the three months ended March 31, 2002 to $124,969 for the three months ended March 31, 2003, an increase of $22,895. The minimal increase in gross revenues is a result of general economic conditions, including financial instability in Argentina and other South American countries and the Company’s decision to substantially curtail operations at December 31, 2002.

Cost of Operations increased from $30,417 for the three months ended March 31, 2002 to $112,592 for the three months ended March 31, 2003, an increase of $82,175. This increase comes primarily from an increase in operational costs resulting from the increased costs in the ordinary course of business.

Selling and Administrative Expenses, Incomes from Operations and Other Income (Expense)

Selling and administrative expenses increased from $34,139 for the three months ended March 31, 2002 to $44,000 for the three months ended March 31, 2003, an increase of $9,861. This increase comes primarily from the increase in expenses related to the nominal increase in revenues.

Income from operations, decreased from $37,518 for the three months ended March 31, 2002 to a loss of $(31,623) for the three months ended March 31, 2003 primarily as consequence of the Company’s decision to substantially curtail operations at December 31, 2002.

Other expenses decreased from net expenses of $29,230 for the three months ended March 31, 2002 to net expenses of $-0- for the three months ended March 31, 2003 primarily as consequence of the Company’s decision to substantially curtail operations at December 31, 2002.

Net Income (Loss) Before Income Tax

Net loss before income taxes increased from net income of $8,288 for the three months ended March 31, 2002 to a loss of $(31,623) for the three months ended March 31, 2003 primarily as consequence of the Company’s decision to substantially curtail operations at December 31, 2002.

Liquidity and Capital Resources

The Company has financed its operations and other working capital requirements principally from operating cash flow and bank financing.

Current Assets

Cash increased from $1,069 as of December 31, 2002 to $1,187 for the three months ended March 31, 2003, an increase of $118. As of December 31, 2002 and for the three month period ended March 31, 2003, the Company had no short-term investments.

ANDEAN DEVELOPMENT CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Continued)

Notes receivable and other current assets decreased from $225,910 as of December 31, 2002 to $203,631 for the three month period ended March 31, 2003, a decrease of $22,279.

Total current assets decreased from $276,672 at December 31, 2002 to $254,511 for the three month period ended March 31, 2003, a decrease of $22,261.

Property, plant and equipment, net decreased from $319,503 at December 31, 2002 to $305,503 for the three month period ended March 31, 2003, a decrease of $14,000 due to depreciation expense of $14,000 for the quarter ended March 31, 2003.

Liabilities

Current liabilities decreased from $229,645 at December 31, 2002 to $206,767 for the three month period ended March 31, 2003, a decrease of $22,878.

Long-term liabilities increased from $69,199 at December 31, 2002 to $87,539 for the three months ended March 31, 2003, an increase of $18,340, primarily due to an increase in staff severance indemnities.

As of March 31, 2003, there were no commitments for long-term capital expenditures. The Company has substantially curtailed operations as of December 31, 2002 and intends to reorganize, divest itself of the remaining assets and liabilities, and find a suitable acquisition candidate. No assurances can be given that such a candidate may be found or an acquisition can be consummated.

ANDEAN DEVELOPMENT CORPORATION

PART II: OTHER INFORMATION

ITEM	1: Legal Proceedings

 None

ITEM	2: Changes in Securities

 None

ITEM	3: Defaults Upon Senior Securities

 None

ITEM	4: Submission of Matters to a Vote of Securities Holders

 None

ITEM	5: Other Information

ITEM	6: Exhibits and Reports on Form 8-K

(a)	The following Exhibits are filed as part of the Quarterly Report on Form 10-QSB.

99.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None

ANDEAN DEVELOPMENT CORPORATION

SIGNATURE

In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDEAN DEVELOPMENT CORPORATION

/s/ PEDRO PABLO ERRÁZURIZ
Pedro Pablo Errázuriz, President and Chief Executive Officer

Date: May 15, 2003

Exhibit Index

Ex #	Exhibit Description

99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.