Form 10QSB/A
period 2000-12-12
ANDEAN DEVELOPMENT CORP
filed 2003-08-13
CIK 943184

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                        FORM 10-QSB/A

[X]       QUARTERLY  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

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






               ANDEAN DEVELOPMENT CORPORATION

                 Consolidated Balance Sheets

          September 30, 2002 and December 31, 2001




                         A S S E T S

                                     September 30,    December 31,
                                          2002             2001
                                      ----------------------------
                                      (Unaudited)
Current Assets:
 Cash                                  $     484       $     931
 Accounts receivable                      84,650         185,687
 Notes receivable                        300,538         327,911
 Other current assets                    192,658         168,279
                                         -----------------------
     Total Current Assets                578,330         379,842
                                         -----------------------
Property, Plant and Equipment, net       288,245         379,842
                                         -----------------------
Other Assets:
 Note receivable from related party    1,191,093       1,415,273
and others
   Investment   in   unconsolidated        2,543           2,543
subsidiaries
Deposits and other                       265,242         264,231
                                        ------------------------
                                       1,458,878       1,682,047
                                        ------------------------

                                      $2,325,453      $2,744,697
                                        ========================




       ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

           Consolidated Balance Sheets (Continued)

          September 30, 2002 and December 31, 2001



            LIABILITIES AND SHAREHOLDERS' EQUITY


                                      September 30,    December 31,
                                           2002             2001
                                       ---------------------------
                                       (Unaudited)
Current Liabilities:
 Obligations with banks                 $   13,376      $   35,310
   Accounts   payable  and   accrued        54,405          98,237
expenses
 Due to related parties                      1,569          49,203
 Current portion of long-term debt          22,010          34,923
 Income taxes payable                       10,001           -0-
                                           ----------------------
     Total Current Liabilities             101,361         217,673
                                           -----------------------
Long-Term Liabilities:
  Long-term debt, excluding  current        65,810          75,503
portion
 Staff severance indemnities                29,876          39,427
                                           -----------------------
                                            95,686         114,930
                                           -----------------------
Shareholders' Equity:
  Preferred stock, $.0001 par value,
5,000,000 shares
    authorized, no shares issued and           -               -
outstanding
  Common  stock, $.0001  par  value,
20,000,000 shares
     authorized,  2,820,100   shares          282             282
issued and outstanding
 Additional paid-in capital              5,660,187       5,660,187
 Accumulated deficit                    (3,304,496)     (3,105,509)

   Accumulated  other  comprehensive      (420,072)       (338,885)
income (loss)                           ---------------------------


Total Shareholders' Equity               1,935,901       2,216,075
                                        ---------------------------
                                        $2,325,453      $2,744,697
                                       ============================



               ANDEAN DEVELOPMENT CORPORATION

              Consolidated Statements of Income

       Three Months Ended September 30, 2002 and 2001





                                           2002             2001
                                         ------------------------
                                       (Unaudited)     (Unaudited)
Revenues from Operations:
 Revenues                              $   32,473      $  162,806
 Cost of operations                        (6,977)        (23,127)
                                         ------------------------
Gross Profit                               25,496         139,679

Selling and Administrative Expenses       (95,547)        (72,165)
                                         ------------------------
(Loss) Income from Operations             (70,051)         67,514
                                         ------------------------
Other Income (Expense), Net               (56,937)        (58,872)
                                         ------------------------

(Loss)  Income Before  Income  Taxes     (126,988)          8,642
and Minority Interest
Income Taxes                                  -0-          (6,565)
(Loss)    Income   Before   Minority
Interest                                 (126,988)          2,077
Minority Interest
                                              -0-           1,898
Net (Loss) Income                        (126,988)          3,975

Other Comprehensive Income (Loss):
    Foreign   currency   translation      (24,925)         38,199
adjustment                              -------------------------

Comprehensive (Loss) Income            $ (151,913)     $   42,174
                                        =========================
Net (Loss) Income per Common Share     $     (.05)     $     .001
                                        =========================
Weighted Average Shares Outstanding     2,820,100       2,820,100
                                        =========================


















               ANDEAN DEVELOPMENT CORPORATION

              Consolidated Statements of Income

        Nine Months Ended September 30, 2002 and 2001


                                           2002             2001
                                        -------------------------
                                       (Unaudited)     (Unaudited)
Revenues from Operations:
 Revenues                              $  174,981      $  676,407
 Cost of operations                       (63,236)        (96,524)

Gross Profit                              111,745         579,883

Selling and Administrative Expenses      (161,406)       (323,936)
                                        -------------------------
(Loss) Income from Operations             (49,661)        255,947
                                        -------------------------
Other Expenses, Net
                                         (149,326)       (109,491)
                                        -------------------------
(Loss)  Income Before  Income  Taxes     (198,987)        146,456
and Minority Interest
Income Taxes                              -0-             (37,437)
(Loss)    Income   Before   Minority
Interest                                 (198,987)        109,019
Minority Interest                         -0-              14,277
Net (Loss) Income                        (198,987)        123,296

Other Comprehensive Income (Loss):
    Foreign   currency   translation      (81,187)        (44,064)
adjustment                              -------------------------
Comprehensive (Loss) Income            $ (280,174)     $   79,232
                                        =========================
Net (Loss) Income per Common Share     $     (.10)     $      .04
                                        =========================
Weighted Average Shares Outstanding     2,820,100       2,820,100
                                        =========================





ANDEAN DEVELOPMENT CORPORATION

                 Consolidated Statements of Shareholders' Equity

                      TNine Months Ended September 30, 2002


                                                                        Accumulated       Total
                             Common       Additional     Accumulated       Other      Shareholders'
                              Stock         Paid-In        Deficit     Comprehensive     Equity
                                            Capital                    Income (Loss)
Balance at December  31,    $     282     $5,660,187      $(3,105,509) $  (338,885)    $2,216,075
2001
Net loss (Unaudited)             -              -            (198,987)        -          (198,987)

Foreign currency
translation adjustment
 (Unaudited)                     -              -              -           (81,187)       (81,187)
                           ------------------------------------------------------------------------
Balance at September 30,    $     282     $5,660,187      $(3,304,496) $  (420,072)    $1,935,901
2002 (Unaudited)           ========================================================================








                     ANDEAN DEVELOPMENT CORPORATION

                  Consolidated Statements of Cash Flows

              Nine Months Ended September 30, 2001 and 2002

                                           2002             2001

                                       (Unaudited)     (Unaudited)

Cash     Flows    from     Operating
Activities:
 Net (loss) income                     $ (198,987)      $ 123,296
 Adjustments to reconcile net income
to net cash
   (used  in) provided by  operating
activities:
  Depreciation and amortization            86,263          46,378
  Translation adjustment                  (81,187)        (54,064)
  Minority interest                        (3,514)       (376,163)
  Changes in assets and liabilities:
   (Increase) decrease in:
     Accounts receivable                  101,037       2,411,838
             Inventory                     -               51,408
     Other current assets                 (24,397)        (23,739)
     Notes receivable                      27,373         190,147
     Other assets                          (1,011)       (184,597)

Increase (decrease) in:
      Accounts  payable and  accrued      (43,832)     (1,537,692)
expenses
Provision for Severance  indemnity            -           (10,759)
     Income taxes payable                  10,001          17,389
     Staff severance                       (9,551)             -
                                          ------------------------
Net    Cash    Used   in   Operating     (137,787)        663,442
Activities                                ------------------------

Cash     Flows    from     Investing
Activities:
 Purchase of Fixed Assets                    -      $    $(18,806)
 Proceeds of sale of Fixed Assets           5,334         (20,260)
   Proceeds   from   investment   in         -            445,782
unconsolidated subsidiaries               ------------------------


Net   Cash  Provided  by  Investment        5,344         426,976
Activities                                ------------------------















                     ANDEAN DEVELOPMENT CORPORATION

                  Consolidated Statements of Cash Flows

              Nine Months Ended September 30, 2001 and 2002



                                              2002          2001
                                         (Unaudited)     (Unaudited)

Cash     Flows    from     Financing
Activities:
   Borrowings  from  (advances   to)    $ 176,546       $(285,691)
related parties
  Payment  on (proceeds from)  notes      (21,934)       (953,516)
payable to bank
  Principal  payments  on  long-term
debt                                      (22,606)            -
Reduction of capital                         -            (64,133)
                                          ------------------------
Net    Cash   Provided   (Used   in)      132,006      (1,303,340)
Financing Activities                      ------------------------

Net Decrease in Cash                         (447)       (212,922)

Cash at Beginning of Period                   931         213,589
                                         ------------------------
Cash at End of Period                   $     484       $     667
                                         ========================
Supplemental Disclosure of Cash Flow
Information:

Cash  paid  during  the  period  for
interest                                   19,940           9,111
Cash  paid  during  the  period  for
taxes                                        -             37,437

Supplemental Disclosure of Non-Cash
Financing Activities

Rescinded Dividends                          -            423.018



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

       Earnings Per Common Share - Earnings per common share are based on the weighted average number of shares outstanding of 2,820,100 for the periods ended September 30, 2002 and 2001, respectively. Warrants issued with exercise prices greater than the existing market value of the company stock are deemed anti-dilutive and are not components of earnings per share.


                     ANDEAN DEVELOPMENT CORPORATION




ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB/A, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to
"anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

      Management's Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated financial statements included herein. Further, this quarterly report on Form 10-QSB/A should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 2001 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.


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

      The Company, supported by the government of Chile and by certain Chilean institutions, is developing at the Company's cost:

-    Software to be used to educate the school populations of indigenous
     rural communities    located in isolated areas in the mountains of Chile
     or close to its coast line, and

- Software to teach leadership, and other related matters, to union leaders in Chile, highly qualified employees of the government of Chile, and to certain private industries such as Corporacion del Cobre de Chile, Chilean Copper Corporation ("Codelco").

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


ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB/A, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

(i) this Quarterly Report on Form 10-QSB/A contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB/A, and

(ii) the financial statements, and other financial information included in this Quarterly Report on Form 10- QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB/A.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.



                     ANDEAN DEVELOPMENT CORPORATION


PART II:  OTHER INFORMATION


ITEM 1:   Legal Proceedings
          None


ITEM 2:   Changes in Securities
          None


ITEM 3:   Defaults Upon Senior Securities
          None


ITEM 4:   Submission of Matters to a Vote of Securities Holders
          None


ITEM 5:   Other Information


ITEM 6:   Exhibits and Reports on Form 8-K

          (a) The following Exhibits are filed as part of the Quarterly Report on Form 10-QSB/A.

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





                  ANDEAN DEVELOPMENT CORPORATION


                  /s/Pedro Pablo Err Zuriz
          Pedro Pablo Err Zuriz, President and chief executive officer

Date:     August 12, 2003








                              Exhibit 99.1
       Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
    ----------------------------------------------------------------
In connection with the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-QSB/A of Andean Development Corporation (the "Company") for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Pedro P. Errazuriz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002, that:
1. I have reviewed this annual report on Form 10-QSB/A of ANDEAN DEVELOPMENT CORPORATION.

2. Based on my knowledge, this yearly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this yearly report;

3. Based on my knowledge, the financial statements, and other financial information included in this yearly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this yearly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this yearly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with 90 days prior to the filing date of this yearly report (the "Evaluation Date"); and

   c) presented in this yearly report my conclusions about effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. I have indicated in this yearly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated:  August 12, 2003
                    /s/ Pedro P. Errazuriz _____________________________
                    Pedro P. Errazuriz, Chief Executive Officer

Exhibit 99.2
Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant  to
Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
  --------------------------------------------------------------------
In connection with the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-QSB/A of Andean Development Corporation (the "Company") for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jose Luis Yrarrazaval, Chief Financial Officer, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002, that:
1. I have reviewed this annual report on Form 10-QSB/A of ANDEAN DEVELOPMENT CORPORATION.

2. Based on my knowledge, this yearly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this yearly report;

3. Based on my knowledge, the financial statements, and other financial information included in this yearly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this yearly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this yearly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with 90 days prior to the filing date of this yearly report (the "Evaluation Date"); and

   c) presented in this yearly report my conclusions about effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. I have indicated in this yearly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated:  August 12, 2003
                    /s/ Jose Luis Yrarrazaval __________________________
                    Jose Luis Yrarrazaval, CFO