Form 10KSB/A
period 2002-12-31
ANDEAN DEVELOPMENT CORP
filed 2003-08-13
CIK 943184

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                        FORM 10-KSB/A

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

         Transitional Small Business Disclosure Format (check one)
         Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

         None






































               ANDEAN DEVELOPMENT CORPORATION
                    Report on Form 10KSB
         For the Fiscal Year Ended December 31, 2002

                      TABLE OF CONTENTS

PAGE

                           PART I

Item 1.       Description of the
Business................................................................ 1
Item 2.       Description of the
Property................................................................11
Item 3.       Legal
Proceedings.............................................................11
Item 4.       Submission of Matters to Vote of Security Holders.........12

                           PART II

Item 5.       Market for Common Equity and Related Stockholder Matters..13
Item 6.       Management's Discussion and Analysis......................14
Item 7.       Financial Statements......................................18
Item 8.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.......................18

                          PART III

Item 9.       Directors, Executive Officers, Promoters and Control
              Persons...................................................19
Item 10.      Executive Compensation....................................21
Item 11.      Security Ownership of Certain Beneficial Owners and
              Management................................................23
Item 12.      Certain Relationships and Related Transactions............24

                           PART IV

Item 13.      Exhibits and Reports on Form 8-K..........................26

Signatures .............................................................28








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

       INA is also developing, in a joint venture with genteAndina S.A., a Chilian company specializing in education ("genteAndina S.A"), a communication network and related software for (i) rural area remote education, and (ii) post graduate professional education "at home" for Union leaders and key employees in Chile, which, if successful, could be adopted and developed in other countries in South America. On April 1, 2001, the Company executed an agreement with an unrelated company, genteAndina, S. A. in which the Company will invest approximately $500,000 in exchange for guaranteed interest income of % monthly and
35% of the profits of genteAndina, S. A. genteAndina, S. A. will continue developing the software and projects previously undertaken by the Company. As of December 31, 2001, approximately $425,000 was advanced to genteAndina, S. A. under this agreement and is included in deposits and other in the accompanying consolidated financial statements.

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

         In 2000, the Company has revised its business strategy:

     - to simplify the Company's corporate structure by combining subsidiaries that had the same core business function (business derived from engineering and sales) but were historically organized as separate entities;

     - to develop the educational software business of AE&A, which has the endorsement and support of the government of Chile; which management believes can be a source of substantial revenue and profits; and

     - to sell all the Company's interests in Chilean subsidiaries whose business was inconsistent with the Company's core business and its new education software business.

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


         *As of December 31, 2002, the Company exchanged its holdings in CONUSA for the assets and liabilities of CONUSA, such assets consisting of the balance of a promissory note payable in the principal outstanding amount of $552,000 with six remaining payments of approximately ninety two thousand U.S. dollars (U.S. $92,000) payable June 30 and January 31 of each year.

         The effect of revising the Company's business strategy has been to accomplish the following:

     - consolidate the Company's business activities as a means to make the Company more attractive to investors;

     - reduce the enormous and redundant legal and auditing expenses for numerous subsidiaries located in three continents; and

     - concentrate the attention of the Company's management and resources for the core business and the educational software business.

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

   (ii). Post grade professional education "at home" for Union leaders and top employees: The Company completed its first experimental lessons for a group of 35 union leaders at Andina, one of the four mines of Codelco. The lessons were given during November and December, 2001 and the Company is expecting to start new operations during May, 2002, following the completion of this pilot project. The Company, through genteandena and the "Fundacion Tucapel Jim nez", won a tender at the Chilian Ministerio del Trabajo to start lessons for Union leaders in 3 Chilian cities, Santiago, Osorno and Antofagasta, in collaboration with four well known Chilean Universities. These lessons will start in May
     2002.   management believes that these programs can be adapted  and developed in other countries throughout South America..


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

           Internet education to executives and employees of the Government and industries has the special characteristic of being prepared and sponsored by the Unions, the Government and some well known university, like Universidad Padre Hurtado and P. Universidad Catolica, by example. These lessons are specially dedicated to the learning of graduate degree students and to persons interested in information related with the workers field. While there is considerable competition in the provision of Internet based education to post graduates, management of the Company believe that its focus on a very specific market and the Company's support by the Government, the Unions represented by Fundacion Tucapel Jim nez and the Universities will provide the Company with a competitive advantage.


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

         Current and future minimum rental payments under the lease are as follows:

              Year Ending                                    Annual
              December 31,                                 Payments
              ------------                                   --------
                  2002                                      $80,000
                  2003                                       80,000
                  2004                                       80,000
                  2005                                       80,000
                  2006 and thereafter                        80,000
                                                             --------
                                                           $400,000


 The Company has relocated their corporate offices in the United States to Miami Beach, Florida.
The Miami office of the Company is located at the office of the Company counsel and no rent is being charged to the Company.


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

                              Common Stock                   Warrants
                           ------------------            ---------------

      Period                 High       Low               High       Low
      ------               -------     ------            ------      ---

Quarter ended on:
March 31, 2000             1-11/16     1-/32             10/32       3/32
June 30, 2000              1-1/32        3/16             5/8       1/128
September 30, 2000           5/8         3/8              1/128     1/128
December 31, 2000            19/32       3/16             1/128     1/128
March 31, 2001               $.25        $.14             10/32      3/32
June 30, 2001                $.14        $.10             5/8       1/128
September 30, 2001           $.14        $.06             1/128     1/128
December 31, 2001            $.12        $.04             1/128     1/128
March 31, 2001               $.04        $.04             1/128     1/128
June 30, 2001                $.04        $.04             1/128     1/128
September 30, 2001           $.04        $.04             1/128     1/128
December 31, 2001            $.04        $.04             1/128     1/128

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

     The Company earned no revenues from its educational and software development activities in 2002 and 2001 and only limited revenues of $796,478 in 2001 and $249,843 in 2002 with a net loss of ($132,126) for
2002. As the Company has substantially reduced its operations, no material revenues are expected in the upcoming year and no capital expenditures are anticipated, resulting in a material impact on the short-term and long-term liquidity.







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

Gross Profit. Gross profit decreased from $642,113 in 2001 to $57,540 in 2002, a decrease of $584,825. The decrease in gross profit is a result of the decrease in revenues resulting from general economic conditions, including financial instability in Argentina and other South American countries.

Selling and Administrative Expenses, Incomes from Operations and Other Income (Expenses)

Selling and Administrative Expenses. Selling and Administrative Expenses decreased from $388,941 in 2001 to $189,576 in 2002, a decrease of $199,365. This decrease is primarily a result of the decrease in expenses related to revenues.

Income (Loss) from Operations. Income decreased from income of $253,172 in 2001 to a loss of ($132,126) for 2002, a difference of $385,298 primarily from the decrease in revenues resulting from general economic conditions, including financial instability in Argentina and other South American countries.

Other Income (Expenses). Expenses increased from $(671,804) in 2001 to ($1,550,993) in 2002, as increase of $879,189. This decrease is primarily as a result of the provision for bad debts increasing $507,626 from 2001 to 2002 and the increase in general expenses in the course of business. The increase in bad debt was due to valuation reserves made on Note Receivables from related parties, particularly from amounts owing from Consonni and Ecesa. While the accountants have carried the sums owed to the parties as assets, the business conditions in Spain, the location of those entities, and the failure of those entities to generate any revenues that would allow them to satisfy their obligations to the Company, make it unlikely, in management's opinion, that the Company will be able to collect on those debts.
..

Other expenses include legal and audit fees of ($56,448), other current year expenses of being a public company ($256,861) and equity in earnings from unconsolidated subsidiaries of ($373,916), all of which are unrelated to the generation of revenue.


Net Income and Income Tax. Income taxes increased from none in 2001 to $8,188 in 2002.

Net (Loss) Net loss increased from a loss of ($404,355) in 2001 to a loss of ($1,691,307) in 2002, an increased loss of $1,286,952. This increase is primarily as a result of the increase in expenses and a decrease in revenues resulting from general economic conditions, including financial instability in Argentina and other South American countries.


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

Other current assets. As of December 31, 2001, the Company $168,279 in other assets as compared to $192,790 as of December 31, 2001.

Total Current Assets. As of December 31, 2001, the Company had $682,808 in total assets as compared to $276,672 as of December 31, 2002, a decrease of $406,136. This was a result of the decrease in revenues resulting from general economic conditions, including financial instability in Argentina and other South American countries.

Property, plant and equipment. Property, plant and equipment decreased from $379,842 at December 31, 2001 to $319,503 at December 31, 2001, a
decrease of $60,339.

Other  assets.  Other assets decreased from $2,744,697 at  December  31,
2001  to $797,444 at December 31, 2002, a decrease of $1,947,253.   This
decrease is a result a decrease in notes receivable.

Liabilities

Current liabilities. Current liabilities increased from $217,673 at December 31, 2001 to $229,645 at December 31, 2002, an increase of $11,972. This nominal increase is a result of reducing expenditures and the reduction in revenues and consequential reduction in the cost of business.

Long-term liabilities. Long-term liabilities decreased from $114,930 at December 31, 2001 to $69,199 at December 31, 2002, a decrease of $45,731. This decrease is a result of reducing expenditures and the reduction in revenues and consequential reduction in the cost of business.

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

Other Income (Expenses). Expenses decreased from $2,085,930 in 2000 to $186,784 in 2001, a decrease of $1,899,146. This decrease is primarily as a result of the sale of certain subsidiaries during fiscal 2000 and the decrease in revenues and operating costs as a result of the implementation of the business strategy.

Net Income and Income Tax. Income taxes decreased from $27,682 in 2000 to none in 2001, a decrease of $27,682, primarily due to the decrease in gross revenues and to the realization of previous years net operating losses.

Net Profit (Loss) Net profit increased from a loss of ($3,087,904) in 2000 to income of $80,665 in 2001, a difference of $3,168,569. This increase is primarily as a result of the sale of certain subsidiaries during fiscal 2000 and the decrease in operating costs as a result of the implementation of the business strategy.




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

Total Current Assets. As of December 31, 2000, the Company had $3,105,274 in total assets as compared to $790,808 as of December 31, 2001, a decrease of $2,314,466. This was a result of the sale of certain subsidiaries during fiscal 2000 and a decrease of revenues as a result of the implementation of the business strategy.

Property, plant and equipment. Property, plant and equipment decreased from $503,651 at December 31, 2001 to $379,842 at December 31, 2001, a
decrease of $123,809, primarily due to the sale of certain subsidiaries during fiscal 2000 and as a result of the implementation of the business strategy.

Other assets. Other assets decreased from $2,344,650 at December 31, 2000 to $2,059,067 at December 31, 2001, a decrease of $285,583. This decrease is a result of the implementation of the business strategy which does not include investments in subsidiaries.

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


The Company has incurred losses which have resulted in an accumulated deficit of $4,796,816 at December 31, 2002, and has limited internal financial resources. Additionally, the Company has substantially reduced operations at December 31, 2002, in that the Company will not be expending revenues to procure additional business and will focus its efforts on transitioning to a shell corporation for the purpose of attracting another business entity. The Company earned no revenues from its educational and software development activities in 2002 and 2001. These factors combined raised substantial doubt about the Company's ability to continue as a going concern. The Company does not have the cash resources to satisfy its cash requirements and intends to divest itself of its business and in order to be acquired by a business candidate that will provide the opportunity for the Company to realize revenues and shareholder value. Subsequent to December 31, 2002, the Company divested itself of its assets and most of its liabilities in order to facilitate such a transaction.

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

Reliance on Third Party Manufacturers May Disrupt Operations

          The core business of the Company does not manufacture or sell any equipment. Rather, the Company, on a contract basis, relies on third-
party   manufacturers  for  the  equipment  sold.   Reliance   on   such
manufacturers may subject the Company to various risks associated with scheduling and timely production and delivery of equipment, availability of completed products, as well as administrative problems dealing with one or more manufacturers or suppliers. These risks include, among others, the possibility of a change in the amount of commission payable and a postponement of a commission owed to the Company. While the Company has never been subject to any material disruptions in its operations, any such disruption could have a material adverse effect on the Company.

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


Control by Management and Present Shareholders of the Company

          Pedro Pablo Errazuriz, the President, Chief Executive Officer and Chairman of the Board of the Company, and his immediate family, directly or indirectly, own approximately 55% of the Company's issued and outstanding Common stock. Since holders of the Common Stock do not have any cumulative voting rights and directors are elected by plurality vote, Mr. Errazuriz is in a position to control the election of directors as well as the other affairs of the Company.

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

Volatility of Stock Prices
          The over-the-counter markets for securities such as the Company's common stock historically have experienced extreme price and volume fluctuations during certain periods. Other factors that also may affect the market price of the Company's common stock include, but are not limited to the following:

         -    New product developments

         -    Fluctuations in the financial markets

         -    Changes in market valuations of companies in our industry

         -    General economic conditions

         -    Quarterly variations in the Company's results of operations

         -    The loss of a major customers, suppliers or business partners

         -    The addition or departure of key personnel


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

                 SUMMARY COMPENSATION TABLE


NAME AND                                             OTHER ANNUAL
PRINCIPAL POSITION       YEAR       SALARY   BONUS   COMPENSATION
------------------     ----------   -------  ------  ------------
Pedro P. Errazuriz       2002     $    0.00  $ 0.00  $  20,000.00*
     President           2001        $ 0.00  $ 0.00  $  20,000.00*
Chief Executive Officer  2000        $ 0.00  $ 0.00  $  20,000.00*
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

NAME AND ADDRESS                        AMOUNT OF         PERCENT
OF BENEFICIAL OWNER(1)                  BENEFICIAL        OF CLASS(3)
                                        OWNERSHIP(2)
----------------------------------------------------------------------
Alberto Coddou(4).........................0                     0%
Pedro P. Errazuriz(5)(7)..................1,511,500          53.6%
Sergio Jimenez............................0                     0%
Jose Luis Yrarrazaval.....................11,450                *

All directors and executive officers
as a group (6 persons)................... 1,522,950           54.%
Igenor, Ingenierie et Gestion,S.A.(7).....1,425,000          50.5%
Berta Dominguez(6)(8).....................1,425,000          50.5%


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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions between the Company and its Officers, Directors and Affiliates

                All transactions between the Company and its officers, shareholders and each of their affiliated companies have been made on terms no less favorable to the Company than those available from unaffiliated parties. Igenor, Ingenierie et Gestion, S. A, a holder of 50.5% of the issued and outstanding shares of common stock of the Company is an affiliated entity. The principal shareholders of Igenor, Ingenierie et Gestion, S. A are Mr. Pedro P. Errazuriz (50%), the Chairman of the Company's Board of Directors; Mrs. Berta Dominguez (49.50%), the wife of Mr. Pedro P. Errazuriz; Mr. Pedro Pablo Errazuriz Dominguez, a son of Mr. Pedro P. Errazuriz and Mrs. Berta Dominguez (0.25%); and Pierre Yves Montavon (0.25%), an unrelated third party. The Company is the parent company and controlling shareholder of 99% interests in Errazuriz y Asociados Ingenieros S.A. ("AE&A"), and E&A Ingesis S.A. ("INA") and, as of December 31, 2002, an 83.6% holder of
Consonni U.S.A., Inc.("Consonni")   In addition, INA is involved in a
joint venture with genteAndina S.A., an entity controlled directly and indirectly by Mr. Pedro P. Errazuriz, the Chairman of the Company's Board of Directors. Currently, no business or other transactions are being performed between the Company and AE&E INA or Consonni or between INA and genteAndina S.A.. While most of the Company's business was channeled through Ingenierie et Gestion, S. A., the amount of fees and commission, included in the cost of operations of $192,393, paid to Ingenierie et Gestion, S. A., are not material.




ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a)      Exhibits

3.1      Company's Amended and Restated Articles of Incorporation(1)
3.2      Company's Revised Amended and Restated Bylaws(1)
4.1      Form  of Warrant Agreement together with the form  of  Warrant
         Certificate(1)
4.1(a) Revised Form of Warrant Agreement together with the form of Warrant Certificate(1)
4.2      Revised  Form  of Representatives' Warrant Agreement  together with the revised Form of
         Representatives' Purchase Warrant Certificate(1)
4.2(a)   Form  of  Representatives  Warrant  and  Registration   Rights
         Agreement together with the revised Form of Representatives'
         Purchase   Warrant Certificate(1)
4.2(b)   Revised Form of Representative's Warrant Agreement together with the revised Form of Representative's Purchase Warrant Certificate(1)
4.3      Specimen of Common Stock Certificate.(1)
4.4      Specimen of Warrant Certificate (to be included in the revised
         Form of Warrant Agreement in Exhibit 4.1(a) (1)
4.4(b)   Specimen of Warrant Certificate (to be included in the revised
         Form of Warrant Agreement in Exhibit 4.2(b) (1)
10.1     Stock Option Plan(1)
10.1(a)  Revised Stock Option Plan(1)
10.2     Directors Stock Option Plan(1)
10.2(a)  Revised Directors Stock Option Plan(1)
10.4     Agreement between ESSAN and Bayesa for the Final  Disposal  of the Antofagasta Sewage (New  translation  with  Appendices  No.
         1-5  but  without maps)(1)
10.19    Letter from Westinghouse Electric Corporation to the  Company, dated July 31, 1995.(1)
10.19(a) Special  Sales Representative Agreement  between  Westinghouse
         Electric Company S.A. and Errazuriz Y Asociados Ingenieros S.A.(1)
10.20    Credit Line Agreement between Bayesa and Banco Security,  dated
         July 19, 1995.(1)
10.21 Buy/Sell of Shares, Concession of Rights, Commitments To Social Modifications and Changes in Debt Balances between C.E. Consonni
         & Ecesa.(2)
21       Subsidiaries of Registrant(1)
23.1     Consent of Independent Auditors(3)
99.1 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
99.2.1   Certification  Pursuant  to  18  U.S.C  Section  1350, as
         Adopted Pursuant  to  Section  302 and 906  of  the  Sarbanes-
         Oxley  Act of 2002.


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

Item 14.      Controls and Procedures
Evaluation of disclosure controls and procedures
The company's principal executive officer and principal financial officer evaluated the company's disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, the principal executive officer and principal financial officer of the company concluded that, as of the Evaluation Date, the disclosure controls and procedures in place at the company were adequate to ensure that information required to be disclosed by the company, including its consolidated subsidiaries, in reports that the company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although the company's principal executive officer and principal financial officer believe the company's existing disclosure controls and procedures are adequate to enable the company to comply with its disclosure obligations, the company intends to formalize and document the procedures already in place and establish a disclosure committee. Changes in internal controls
The company has not made any significant changes to its internal controls subsequent to the Evaluation Date. The company has not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

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

Dated:  August 12, 2003        By: /s/ Pedro P.Errazuriz
                  -----------------------------
                                 Pedro P.Errazuriz, President, Chief
                               Executive Officer and Chairman of the
                               Board of Directors (Principal executive
                               officer)

Dated: August 12,, 2003        By: /s/ Jose Luis Yrarrazaval
                 --------------------------------------------
                                Jose Luis Yrarrazaval, Chief Financial
                                Officer, Secretary and Director
                                (Principal financial and
                                accounting officer)

Dated: August 12, 2003         By: /s/ Alberto Coddou
                ----------- ---------------------------------
                                 Alberto Coddou, Director


Dated: August 12, 2003         By: /s/ Sergio Jimenez
                --------------------------------------------
                                  Sergio Jimenez, Director


















               ANDEAN DEVELOPMENT CORPORATION
                      AND SUBSIDIARIES






              CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002 AND 2001




              ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                       INDEX TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002 and 2001





                                                        Page

Independent Auditors' Report                            F-2

Consolidated Balance Sheets                             F-3

Consolidated Statements of Operations                   F-5

Consolidated Statements of Shareholders' Equity         F-6

Consolidated Statements of Cash Flows                   F-7

Notes to Consolidated Financial Statements              F-9




                       INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
 of Andean Development Corporation and Subsidiaries
Miami, Florida

We have audited the accompanying consolidated balance sheets of Andean Development Corporation and Subsidiaries (the "Company") as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has generated significant losses from operations, and has substantially curtailed operations as of December 31, 2002, which together raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note
13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ SPEAR, SAFER, HARMON & CO.
Miami, Florida
April 10, 2003






              ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                        Consolidated Balance Sheets

                        December 31, 2002 and 2001




                                A S S E T S


                                           2002        2001
                                     ------------------------

Current Assets:
 Cash                                  $   1,069    $    931
 Accounts receivable                      49,693
                                                     185,687
  Notes  receivable, net -  current       33,120
portion                                              327,911
 Other current assets                    192,790     168,279
                                        --------------------
     Total Current Assets                276,672     682,808
                                        --------------------
Property, Plant and Equipment, net       319,503     379,842
                                        --------------------
Other Assets:
   Notes  receivable  from  related
parties and other, net                   198,726   1,415,273
 Investments in unconsolidated             2,543       2,543
                  subsidiaries

 Advances under agreement                   -        264,231
                                        --------------------
                                         201,269   1,682,047
                                        --------------------
                                       $ 797,444 $ 2,744,697
                                        ====================




              ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                  Consolidated Balance Sheets (Continued)

                        December 31, 2002 and 2001




                   LIABILITIES AND SHAREHOLDERS' EQUITY


                                          2002             2001

Current Liabilities:
 Obligations with banks               $   36,228       $  35,310
 Current maturities of long-term debt     33,121          34,923
 Accounts  payable  and   accrued        109,576          98,237
 expenses
 Income taxes payable                     18,684            -
 Due to related parties                   32,036          49,203
                                         -----------------------
     Total Current Liabilities           229,645         217,673
                                         -----------------------
Long-Term Liabilities:
  Long-term debt, excluding current       37,181          75,503
maturities
 Staff severance indemnities              32,018          39,427
                                         -----------------------
     Total Long-Term Liabilities          69,199         114,930
                                         -----------------------
Minority Interest                           -            196,019
                                         -----------------------
Shareholders' Equity:
 Preferred stock, $.0001 par value,
5,000,000 shares
   authorized, no shares issued and         -               -
outstanding
  Common  stock, $.0001 par  value,
20,000,000 shares
    authorized,  2,820,100   shares        282             282
    issued and outstanding
 Additional paid-in capital            5,660,187       5,660,187
 Accumulated deficit                  (4,796,816)     (3,105,509)

  Accumulated  other  comprehensive     (365,053       (338,885)
income (loss)                          --------------------------

     Total Shareholders' Equity          498,600       2,216,075
                                       --------------------------
                                      $  797,444       $2,744,697
                                       ==========================



              ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Operations
                  Years Ended December 31, 2002 and 2001





                                           2002              2001


Revenues                                $ 249,843       $  796,478
Cost of Operations                        192,393          154,365
                                        --------------------------
Gross Profit                               57,450          642,113

Selling and Administrative Expenses       189,576          388,941
                                        --------------------------
                                         (132,126)         253,172
                                        --------------------------
Other Income (Expense):
 Interest income (expense), net           (24,075)         (17,766)
 Provision for bad debts                 (831,326)        (324,000)
 Other                                   (639,822)        (248,694)
 Depreciation and amortization            (55,770)         (81,344)
                                        --------------------------
                                       (1,550,993)        (671,804)
                                        --------------------------
Loss from Continuing Operations Before
  Income Taxes and Minority Interest   (1,683,119)        (418,632)
                                        --------------------------

Income Taxes                               (8,188)            -
                                        ---------------------------
Loss   from   Continuing  Operations   (1,691,307)        (418,632)
Before Minority Interest                ---------------------------

Minority Interest                            -              14,277
                                        ---------------------------
Net Loss                               (1,691,307         (404,355)


Other Comprehensive Income (Loss):
    Foreign   currency   translation      (26,168)         (27,411)
adjustment                             ----------------------------
Comprehensive Loss                    $(1,717,475)      $  (431,766)
                                       ============================


Loss Per Common Share:
 Net loss from continuing operations    $   (0.60)     $     (0.15)
                                       ============================

Weighted  Average Shares Outstanding    2,820,100        2,820,100
- Basic                                ============================




                 ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                     Years Ended December 31, 2002 and 2001


                                                       Retained    Accumulated       Total
                            Common      Additional     Earnings       Other      Shareholders'
                            Stock        Paid-In     (Accumulated  Comprehensive     Equity
                                         Capital       Deficit)    Income (Loss)
                            ------------------------------------------------------------------
Balance at December 31,    $   282      $5,724,320    $(3,124,172)  $(311,474)     $2,288,956
2000

Net loss                      -             -           (404,355 )      -            (404,355)

Rescinded dividends           -             -            423,018        -             423,018

Adjustment to additional
paid-in capital
    on  acquisition  of       -          (64,133)               -        -            (64,133)
     treasury stock

Foreign        currency       -             -                   -       (27,411)      (27,411)
translation adjustment
                           -------------------------------------------------------------------
Balance at December 31,        282       5,660,187       (3,105,509)   (338,885)    2,216,075
2001
Net loss                      -             -             (1,691,307)    -         (1,691,307)

Foreign        currency       -             -               -           (26,168)      (26,168)
translation adjustment     -------------------------------------------------------------------

Balance at December 31,    $   282      $5,660,187        (4,796,816) $(365,053)    $ 498,600
2002                       ===================================================================






              ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                  Years Ended December 31, 2002 and 2001


                                           2002             2001

Cash Flows from Operating Activities:
 Net loss                                $(1,691,307)  $  (404,355)

 Minority interest                           -            (376,163)
                                          -------------------------

                                          (1,691,307)     (780,518)

  Adjustments to reconcile net  loss
to net cash
(used in) provided by  operating
                     activities:
  Depreciation and amortization               55,770        81,344
  Provision for bad debt                     831,326       324,000
    Foreign   currency   translation         (26,168)      (27,411)
adjustment
  Changes in assets and liabilities:
   (Increase) decrease in:
     Accounts receivable                     135,994     2,326,151
     Notes receivable                        327,911      (179,911)
     Inventory                               -              51,408
     Other current assets                    (24,511)       12,160
     Deposits and other                      -             205,157
     Advances                                264,231      (264,231)

   Increase (decrease) in:
      Accounts  payable and  accrued          30,023    (1,509,247)
expenses
     Staff severance indemnities              (7,409)      (32,937)
                                            -----------------------

Net  Cash  (Used  in)  Provided   by        (104,140)      205,965
Operating Activities                        -----------------------

Cash     Flows    from     Investing
Activities:
  Disposition of property, plant and           4,569           -
equipment
  Purchase  of property,  plant  and             -         (18,932)
equipment
   Investments   in   unconsolidated             -         233,195
subsidiaries                                -----------------------

Net   Cash   Provided  by  Investing           4,569       214,263
Activities
                                            -----------------------



              ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Cash Flows (Continued)
                  Years Ended December 31, 2002 and 2001







                                               2002            2001


Cash Flows from Financing Activities:
   Net  proceeds  (payments  to)  from    $ 334,934       $ 275,082
related parties
   Net   (repayments)  proceeds   from          918        (954,261)
obligations with bank
 Decrease in minority interest             (196,019)           -
   Adjustment  to  additional  paid-in
capital from
   acquisition of treasury stock               -            (64,133)
  (Repayments) proceeds from long-term debt (40,124)        110,426

Net   Cash   Provided  by  (Used   in)       99,709        (632,886)
Financing Activities                        -----------------------

Net Increase (Decrease) in Cash                 138        (212,658)

Cash at Beginning of Year                       931         213,589
                                            -----------------------
Cash at End of Year                       $   1,069       $     931
                                            =======================

Supplemental Disclosure of  Cash  Flow
Information:
   Cash  paid  during  the  year   for    $  24,075       $  17,766
interest                                    =======================


  Net assets disposed of upon sale  of
discontinued operations:
  Property, plant and equipment           $    -          $  57,096





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

       Basis  of  Presentation  - The accompanying  consolidated  financial
       statements   include  the  accounts  of  ADC   and   the   following
       consolidated subsidiaries:

                                                    Ownership
                 Subsidiary             Domicile    Percentage

        Err zuriz      y     Asociados    Chile        100%
        Ingenieros, S. A.
         ("EAI") Chilean Corporation

        Err zuriz y Asociados Ingesis,    Chile        100%
        S.A.
         ("E&A") Chilean Corporation

        Consonni, U.S.A., Inc.            Spain        83.6%
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

       Net deferred tax assets consist of the following components as of December 31, 2002 and 2001:

                                       2002            2001
                                    ------------------------
       Deferred Tax Assets:
       NOL carryover               $1,691,307      $ 404,355
       Valuation allowance         (1,691,307)      (404,355)
                                    ------------------------
                                   $    -          $    -
                                    ========================

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

       Reclassifications - Certain amounts in the 2001 consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the 2002 consolidated financial statements.


NOTE 2 - OTHER CURRENT ASSETS

       Other current assets consist of the following at December 31:


                                       2002            2001
-----------------------------------------------------------------------
       Recoverable taxes           $ 185,097       $ 154,386
       Other                           7,693          13,893
                                    -------------------------
                                   $ 192,790       $ 168,279
                                    =========================

     Other current assets consist of $185,097 of recoverable taxes which are Chilean local taxes previously paid. The Company (local subsidiaries) has been losing monies for the last three years and claims for refunds were filed to recover these taxes.


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, NET

       Property, plant and equipment, net, consist of the following at December 31:


                                       2002             2001
                                     ------------------------
       Vehicles                     $ 231,234       $ 268,942
       Office   equipment    and      144,755         144,755
computers
       Furniture,  fixtures  and      371,795         371,795
improvements                         ------------------------

       Total property, plant and
         equipment, at cost           747,784         785,492

Less accumulated depreciation
         and amortization            (428,281)       (405,650)

                                    $ 319,503       $ 379,842
                                    =========================


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, NET (Continued)

       Depreciation expense approximated $56,000 and $81,000 for the years ended December 31, 2002 and 2001, respectively.


NOTE 4 - RELATED PARTY TRANSACTIONS

     In  prior  years, the Company conducted a substantial  amount  of  its business with companies that are affiliated with shareholders of the Company. As a result, fees for services or commissions on sales have been received from or paid to affiliated companies, particularly, Igenor, Ingenierie et Gestion, S. A , and genteAndina S.A. Igenor, Ingenierie et Gestion, S. A, is a holder of 50.5% of the issued and outstanding shares of common stock of the Company. The principal shareholders of Igenor, Ingenierie et Gestion, S. A are Mr. Pedro P. Errazuriz (50%), the Chairman of the Company's Board of Directors; Mrs. Berta Dominguez (49.50%), the wife of Mr. Pedro P. Errazuriz; Mr. Pedro Pablo Errazuriz Dominguez, a son of Mr. Pedro P. Errazuriz and Mrs. Berta Dominguez (0.25%); and Pierre Yves Montavon (0.25%), an unrelated third party. The Company is the parent company and controlling shareholder of 99% interests in Errazuriz y Asociados Ingenieros S.A. ("AE&A"), and E&A Ingesis S.A. ("INA") and, as of December 31, 2002, an 83.6% holder of Consonni U.S.A., Inc.("Consonni") In addition, INA is involved in a joint venture with genteAndina S.A., an entity controlled directly and indirectly by Mr. Pedro P. Errazuriz, the Chairman of the Company's Board of Directors. In fiscal 2002, Currently, no business or other transactions are being performed between the Company and AE&E INA or Consonni or between INA and genteAndina S.A. While most of the Company's business was channeled through Ingenierie et Gestion, S. A., the amount of fees and commission, included in the cost of operations of $192,393, paid to Ingenierie et Gestion, S. A., are not material.


NOTE 5 - NOTE RECEIVABLE FROM RELATED PARTY AND OTHER

       Note receivable from related party and others; consist of the following at December 31:


                                      2002            2001
                                      -----------------------
        Coficomex                 $     -         $  324,000
        Sale   of   shares   of      720,006       1,250,171
        Consonni
        Sale of shares of Ecesa       61,320         213,633
        Bayesa                       231,846         279,380
        Less valuation reserve      (781,326)       (324,000)
                                    -------------------------
                                     231,846       1,743,184
        Less current portion         (33,120)       (327,911)
                                    -------------------------
                                  $  198,726      $1,415,273
                                   ==========================

All related party receivables were reserved as Bad Debt.

The increase in bad debt was due to valuation reserves made on Note Receivables from related parties, particularly from amounts owing from Consonni and Ecesa. The business conditions in Spain, the location of those entities, and the failure of those entities to generate any revenues that would allow them to satisfy their obligations to the Company make it unlikely the Company will be able to collect on those debts.


NOTE 6 - OBLIGATION WITH BANKS

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

       These lines-of-credit are secured by an assignment of the Company's accounts receivable. Obligations with banks under lines-of-credit amounted to approximately $35,000 at December 31, 2002 and 2001, respectively. This represents the current portion of the $70,302 total long term debt.


NOTE 7 - LONG-TERM DEBT

       Long-term debt consists of the following at December 31,:



                                             2002            2001


Notes payable, collateralized by trade
receivables with interest payable at
9% and payable monthly                  $   70,302      $  110,426

        Less current portion               (33,121)        (34,923)
                                          ------------------------
        Total long-term debt            $   37,181      $   75,503
                                          ========================



NOTE 8 - RESEARCH AND DEVELOPMENT

       The Company incurred and expensed research and development costs of approximately $161,000 in 2001.

       The Company discontinued its research and development of educational software and on April 1, 2001 executed an agreement with an unrelated company, Gente Andina, S. A. The Company will invest approximately $500,000 in exchange for guaranteed interest income of % monthly and 35% of the profits of Gente Andina, S. A. Gente Andina, S. A. will continue developing the software and projects previously undertaken by the Company. As of December 31, 2001, approximately $264,000 was advanced to Gente Andina, S. A. under this agreement. During 2002, the Company terminated this agreement with Gente Andina and the amounts previously advanced were charged to expense under Other in the accompanying consolidated statement of operations.


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


NOTE 11 - INCOME TAXES

       The Company is subject to income taxes in Chile and Spain. Reconciliations between the statutory income tax rate in these countries, and the Company's effective income tax rate as a percentage of income before income taxes is as follows:



                                         2002           2001


        Chilean statutory tax rate     15.0%          15.0%
        Other, net                       .4             .4
                                       --------------------
        Effective income tax rate      15.4%          15.4%
                                       ====================
        Spanish  effective  income        0%         30.0 %
        tax rate                       ====================



NOTE 12 - COMMITMENTS AND CONTINGENCIES

       Lease

       The Company leases offices from a related party in Santiago, Chile under various operating leases. Monthly rental payments were approximately $6,700 during 2002 and 2001, respectively. Rent expense was $80,000 for the years ended December 31, 2002 and 2001.

       Future minimum rental payments under the lease are as follows:


          Years Ending                    Annual
          December 31,                    Payments

            2003                       $  80,000
            2004                          80,000
            2005                          80,000
            2006                          80,000
            2007                          80,000
                                      -----------
                                       $ 400,000
                                      ===========


NOTE 13 - GOING CONCERN

           The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses which have resulted in an accumulated deficit of $4,796,816 at December 31, 2002, and has limited internal financial resources. Additionally, the Company has substantially reduced operations at December 31, 2002 in that the Company will not be expending revenues to procure additional business and will focus its efforts on transitioning to a shell corporation for the purpose of attracting another business entity. These factors combined raised substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.


NOTE 14 - SUBSEQUENT EVENTS

       Subsequent  to  year-end the Company has entered in negotiations  to
       divest  itself from the Chileans and Spanish subsidiaries.   At  the
       date of the report no agreement has been reached.