Form 10QSB/A
period 2003-03-31
ANDEAN DEVELOPMENT CORP
filed 2003-08-13
CIK 943184

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






               ANDEAN DEVELOPMENT CORPORATION

                 Consolidated Balance Sheets

            March 31, 2003 and December 31, 2002




                         A S S E T S

                                       March 31,      December 31,
                                          2003             2002

                                      (Unaudited)
Current Assets:
 Cash                                  $   1,187       $   1,069
 Accounts receivable                      49,693          49,693
  Notes  receivable, net -  current       33,120          33,120
portion
 Other current assets                    170,511         192,790

     Total Current Assets                254,511         276,672

Property, Plant and Equipment, net       305,503         319,503

Other Assets:
 Note receivable from related party      198,726         198,726
and other, net
   Investment   in   unconsolidated        2,543           2,543
subsidiaries

                                         201,269         201,269

                                       $ 761,283       $ 797,444







       ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

           Consolidated Balance Sheets (Continued)

            March 31, 2003 and December 31, 2002



            LIABILITIES AND SHAREHOLDERS' EQUITY


                                        March 31,      December 31,
                                           2003             2002

                                       (Unaudited)
Current Liabilities:
 Obligations with banks                 $   36,228      $   36,228
  Current  maturities  of  long-term        33,121          33,121
debt
   Accounts   payable  and   accrued        81,953         109,576
expenses
 Due to related parties                     36,781          32,036
 Income taxes payable                       18,684          18,684

     Total Current Liabilities             206,767         229,645

Long-Term Liabilities:
  Long-term debt, excluding  current        37,181          37,181
maturities
 Staff severance indemnities                50,358          32,018

                                            87,539          69,199

Shareholders' Equity:
  Preferred stock, $.0001 par value,
5,000,000 shares
    authorized, no shares issued and           -               -
outstanding
  Common  stock, $.0001  par  value,
20,000,000 shares
     authorized,  2,820,100   shares           282             282
issued and outstanding
 Additional paid-in capital              5,660,187       5,660,187
 Accumulated deficit                    (4,828,439)     (4,796,816)

   Accumulated  other  comprehensive      (365,053)       (365,053)
income (loss)                           ---------------------------

     Total Shareholders' Equity            466,977         498,600
                                        ---------------------------
                                        $  761,283      $  797,444
                                        ===========================



               ANDEAN DEVELOPMENT CORPORATION

              Consolidated Statements of Income

         Three Months Ended March 31, 2003 and 2002

                                           2003             2002

                                       (Unaudited)     (Unaudited)
Revenues from Operations:
 Revenues                              $  124,969      $  102,074
 Cost of operations                       112,592          30,417

Gross Profit                               12,377          71,657

Selling and Administrative Expenses        44,000          34,139

(Loss) Income from Operations             (31,623)         37,518

Other Income (Expense), Net                  -            (29,230)

Net (Loss) Income                         (31,623)          8,288

Other Comprehensive Loss:
    Foreign   currency   translation         -            (54,437)
adjustment

Comprehensive Loss                     $  (31,623)     $  (46,149)
                                         ========================
Net (Loss) Income per Common Share     $    (.022)     $     .003
                                         ========================
Weighted Average Shares Outstanding     2,820,100       2,820,100
                                         ========================





ANDEAN DEVELOPMENT CORPORATION

                 Consolidated Statements of Shareholders' Equity

                        Three Months Ended March 31, 2003


                                                                        Accumulated       Total
                             Common       Additional     Accumulated       Other      Shareholders'
                              Stock         Paid-In        Deficit     Comprehensive     Equity
                                            Capital                    Income (Loss)

Balance at December  31,    $   282       $5,660,187      $(4,796,816) $ (365,053)    $ 498,600
2002
Net loss (Unaudited)             -           -             (31,623)         -           (31,623)

Foreign         currency
translation
  adjustment (Unaudited)         -              -              -              -              -
                               --------------------------------------------------------------------

Balance  at  March   31,    $     282     $5,660,187      $(4,828,439)    $  (365,053)    $ 466,977
2003 (Unaudited)              =====================================================================








                     ANDEAN DEVELOPMENT CORPORATION

                  Consolidated Statements of Cash Flows

               Three Months Ended March 31, 2003 and 2002




                                           2003             2002
                                       --------------------------
                                       (Unaudited)     (Unaudited)

Cash     Flows    from     Operating
Activities:
 Net (loss) income                     $  (31,623)      $   8,288
 Adjustments to reconcile net income
to net cash
   (used  in) provided by  operating
activities:
  Depreciation and amortization            14,000          20,336
  Translation adjustment                     -            (54,437)
  Minority interest                          -             (3,514)
  Changes in assets and liabilities:
   (Increase) decrease in:
     Accounts receivable                     -              1,500
     Other current assets                  22,279         (45,984)
     Notes receivable                        -             76,323
     Deposits and other assets               -           (268,483)
   Increase (decrease) in:
      Accounts  payable and  accrued      (27,623)        (31,140)
expenses
     Income taxes payable                    -             11,253
     Staff severance indemnity             18,340          (3,774)
                                          -----------------------
Net    Cash    Used   in   Operating       (4,627)       (289,632)
Activities                                -----------------------

Cash     Flows    from     Financing
Activities:
 Borrowings from related parties        $   4,745       $ 315,275
   Proceeds   from   (payments   on)         -            (20,260)
obligations with bank
  Principal  payments  on  long-term         -             (1,889)
debt                                        ---------------------

Net   Cash   Provided  by  Financing        4,745         293,126
Activities                                  ---------------------

Net Increase in Cash                          118           3,494

Cash at Beginning of Period                 1,069             931
                                            ---------------------
Cash at End of Period                   $   1,187       $   4,425
                                            =====================






                     ANDEAN DEVELOPMENT CORPORATION
               Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Basis of Presentation - The quarterly financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. For further information, refer to the consolidated financial statements and notes thereto included in the Company's form 10-KSB as of and for the year ended December 31, 2002.

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

NOTE 2 - GOING CONCERN

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

Note 3 -SUBSEQUENT EVENTS

     Subsequent to year-end the Company has entered in negotiations to divest itself from the Chileans and Spanish subsidiaries. As of December 31, 2002, the Company exchange its holdings in Consonni U.S.A., Inc. for the assets and liabilities of Consonni U.S.A., Inc.

     The majority shareholder, Pedro Pablo Err zuriz , the Company's President, Chief Executive Officer and Chairman of the Board of Directors, has voted for nominees for election as Directors which replace the current Board of Directors, for the 1-for-10 reverse stock split of the Company's issued and outstanding Common Stock and a corresponding decrease in the number of authorized shares of the Company's Common Stock, amend the Company's Articles of Incorporation to increase of the Company's authorized number of shares of Common Stock
(post  split)  from  2,000,000  to  50,000,000  and  for  the  sale   of
substantially all the assets. On May 5, 2003, the Company entered into a Purchase Agreement with Pedro Pablo Err zuriz the company's President, Chief Executive Officer and Chairman of the Board of Directors , pursuant to which Pedro Pablo Err zuriz agreed to acquire all of the Company's assets, properties and business in exchange for the assumption of certain of the Company's liabilities.
                     ANDEAN DEVELOPMENT CORPORATION




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

          INA was organized on June 11, 1986, in Santiago, Chile as a Chilean limited partnership under the name "Ingenieria Norconsult Andina Limitada." Initially INA was a joint venture between Norconsult SA, a worldwide engineering consulting company based in Oslo, Norway ("Norconsult") and Errazuriz y Asociados Arquitectos S.A. ("EAA"). Norconsult subsequently sold its participation to Igenor Ingenierie et Gestion, S.A., a Swiss corporation ("Igenor"). On September 15, 1994, pursuant to Chilean law, INA was reorganized from a limited partnership to a Chilean corporation, and its name was changed to "Igenor Andina S.A." In 2000, EAA sold its interests to INA.

      The Company was also the majority owner (83.6%) of a non-operating subsidiary, Consonni USA, Inc. ("Consonni USA"), the assets of which consist of cash and notes receivables. On December 31, 2002, the Company exchanged its holdings in Consonni USA for the assets and liabilities of Consonni USA, such assets consisting of the balance of a promissory note payable in the principal outstanding amount of $552,000 with six remaining payments of approximately ninety two thousand U.S. dollars (U.S. $92,000) payable June 30 and January 31 of each year.

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

ECONOMIC OVERVIEW

      The costs associated with the ongoing operations of the Company made it exceedingly difficult to achieve profitability in the business, which resulted in continuing losses. As a result those ongoing operating losses and expenses, the Company had a significant working capital deficit, negative stockholder's equity, and almost no remaining cash. The sums owed to the Company from third parties, particularly the payments on the balance of a promissory note payable assumed in the sale of the interests of Consonni USA, are in arrears and their collection is in doubt. While the accountants have carried the sums owed to the parties as assets, the business conditions in Spain, the location of those entities, and the failure of those entities to generate any revenues  that  would  allow them to satisfy their  obligations  to  the
Company make it unlikely, in management's opinion, that the Company will be able to collect on those debts. The Company does not have the funds to pursue any legal action to collect such sums outstanding. In fiscal 2002, the Company experienced a net loss of ($1,691,307), an increase of $1,286,952 over the loss of ($404,355) in 2001. In the first quarter of fiscal 2003, the Company experienced a net loss before taxes of $31,623. The Company does not anticipate any increased revenues in the core business in 2003. As a consequence, the majority shareholder, CEO and Director, Pedro Pablo Err zuriz, determined, with the unanimous support of the Company's Board of Directors that the shareholders of the Company would be better served from the acquisition of another business with the ultimate goal of establishing a more liquid public market for its common stock. In order to facilitate such a transaction the Board has determined that the capitalization structure of the Company should be simplified and the Company should divest itself of its assets and liabilities. No assurances can be given such an acquisition will be achieved. The transaction shall be effective twenty days from the mailing of an Information Statement to be mailed to the Company shareholders. Following this restructuring, the Company will have no tangible assets or material liabilities.




                     ANDEAN DEVELOPMENT CORPORATION

 Management's Discussion and Analysis of Financial Condition and Results
                              of Operations


        FINANCIAL CONDITION AND RESULTS OF OPERATIONS COMPARISON
OF THREE MONTHS ENDED MARCH 31, 2003 TO THREE MONTHS ENDED MARCH 31,2002

Gross Revenues and Costs of Operations

Gross revenues increased from $102,074 for the three months ended March 31, 2002 to $124,969 for the three months ended March 31, 2003, an increase of $22,895. The minimal increase in gross revenues is a result of general economic conditions, including financial instability in Argentina and other South American countries and the Company's decision to substantially curtail operations at December 31, 2002.

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

Income from operations, decreased from $37,518 for the three months ended March 31, 2002 to a loss of $(31,623) for the three months ended March 31, 2003 primarily as consequence of the Company's decision to substantially curtail operations at December 31, 2002.

Other expenses decreased from net expenses of $29,230 for the three months ended March 31, 2002 to net expenses of $-0- for the three months ended March 31, 2003 primarily as consequence of the Company's decision to substantially curtail operations at December 31, 2002.

Net Income (Loss) Before Income Tax

Net loss before income taxes increased from net income of $8,288 for the three months ended March 31, 2002 to a loss of $(31,623) for the three months ended March 31, 2003 primarily as consequence of the Company's decision to substantially curtail operations at December 31, 2002.

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

Long-term liabilities increased from $69,199 at December 31, 2002 to $87,539 for the three months ended March 31, 2003, an increase of $18,340.

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





                  ANDEAN DEVELOPMENT CORPORATION





                  _____________/s/ Pedro PabloErr zuriz____________
                  Pedro PabloErr zuriz, President and Chief Executive
                                                    Officer






Date:     August 12, 2003








                              Exhibit 99.1
       Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
    ----------------------------------------------------------------
In connection with the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-QSB/A of Andean Development Corporation (the "Company") for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Pedro P. Errazuriz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002, that:
1. I have reviewed this annual report on Form 10-QSB/A of ANDEAN DEVELOPMENT CORPORATION.

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

Exhibit 99.2
Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant  to
Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
  --------------------------------------------------------------------
In connection with the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-QSB/A of Andean Development Corporation (the "Company") for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jose Luis Yrarrazaval, Chief Financial Officer, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002, that:
1. I have reviewed this annual report on Form 10-QSB/A of ANDEAN DEVELOPMENT CORPORATION.

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