Form 10QSB/A
period 2003-06-30
ANDEAN DEVELOPMENT CORP
filed 2003-08-14
CIK 943184

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                        FORM 10-QSB/A

[X]       QUARTERLY  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003

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

                       (305) 531-1174
                 (Issuer's telephone number)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2003, 2,820,100 shares of $.0001 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]












                   ANDEAN DEVELOPMENT CORPORATION




                            INDEX




Part I.Financial Information.


Item 1.Financial Statements (Unaudited).


Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

       `
Part II.    Other Information.





               ANDEAN DEVELOPMENT CORPORATION







PART I    FINANCIAL INFORMATION




Item 1.   Financial Statements

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Although the Company believes the disclosures made are adequate to make the information presented not misleading, and, in the opinion of management, all adjustments have been reflected which are necessary for a fair presentation of the information shown and the accompanying notes, these condensed unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002. The results for the six months ended June 30, 2003 are not necessarily indicative of the results of operations for a full year or of future periods.






               ANDEAN DEVELOPMENT CORPORATION

                 Consolidated Balance Sheets

             June 30, 2003 and December 31, 2002




                         A S S E T S

                                        June 30,      December 31,
                                          2003             2002
                                       --------------------------
                                      (Unaudited)
Current Assets:
 Cash                                  $   1,187       $   1,069
 Accounts receivable                      49,693          49,693
  Notes  receivable, net -  current       33,120          33,120
portion
 Other current assets                    170,511         192,790
                                         -----------------------
     Total Current Assets                254,511         276,672
                                         -----------------------
Property, Plant and Equipment, net       305,503         319,503
                                        ------------------------
Other Assets:
 Note receivable from related party      198,726         198,726
and other, net
   Investment   in   unconsolidated        2,543           2,543
subsidiaries                            ------------------------

                                         201,269         201,269
                                        ------------------------
                                       $ 761,283       $ 797,444
                                        ========================






       ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

           Consolidated Balance Sheets (Continued)

             June 30, 2003 and December 31, 2002



            LIABILITIES AND SHAREHOLDERS' EQUITY


                                         June 30,      December 31,
                                           2003             2002

                                       (Unaudited)
Current Liabilities:
 Obligations with banks                 $   36,228      $   36,228
  Current  maturities  of  long-term        33,121          33,121
debt
   Accounts   payable  and   accrued        81,953         109,576
expenses
 Due to related parties                     36,781          32,036
 Income taxes payable                       18,684          18,684
                                           -----------------------
     Total Current Liabilities             206,767         229,645
                                           -----------------------
Long-Term Liabilities:
  Long-term debt, excluding  current        37,181          37,181
maturities
 Staff severance indemnities                50,358          32,018
                                           -----------------------
                                            87,539          69,199
                                           -----------------------
Shareholders' Equity:
  Preferred stock, $.0001 par value,
5,000,000 shares
    authorized, no shares issued and           -               -
outstanding
  Common  stock, $.0001  par  value,
20,000,000 shares
     authorized,  2,820,100   shares           282             282
issued and outstanding
 Additional paid-in capital              5,660,187       5,660,187
 Accumulated deficit                    (4,828,439)     (4,796,816)

   Accumulated  other  comprehensive      (365,053)       (365,053)
income (loss)                            -------------------------

     Total Shareholders' Equity            466,977         498,600
                                         -------------------------
                                        $  761,283      $  797,444
                                         -------------------------




               ANDEAN DEVELOPMENT CORPORATION

              Consolidated Statements of Income

          Three Months Ended June 30, 2003 and 2002




                                           2003             2002

                                        (Inactive)
Revenues from Operations:
 Revenues                              $     -         $   40,434
 Cost of operations                          -            (25,842)
                                                        ----------
Gross Profit                                 -             14,592

Selling and Administrative Expenses          -            (31,720)
                                                        ----------
(Loss) Income from Operations                -            (17,128)
                                                        ----------
Other Expenses, net                          -            (63,159)
                                                        ----------
Loss Before Income Taxes                     -            (80,287)

Income Taxes                                 -               -
                                                        ----------
Net Loss                                     -            (80,287)

Other Comprehensive Loss:
    Foreign   currency   translation         -             (1,825)
adjustment                                              ----------

Comprehensive Loss                     $     -         $  (82,112)
                                                        ==========

Net Loss per Common Share              $     -         $     .003
                                                        ==========
Weighted Average Shares Outstanding     2,820,100       2,820,100
                                        ==========================




               ANDEAN DEVELOPMENT CORPORATION

              Consolidated Statements of Income

           Six Months Ended June 30, 2003 and 2002




                                           2003             2002
                                           ----------------------

Revenues from Operations:
 Revenues                              $  124,969      $  142,508
 Cost of operations                       112,592          56,259
                                          -----------------------
Gross Profit                               12,377          86,249

Selling and Administrative Expenses        44,000         (65,859)
                                          -----------------------
(Loss) Income from Operations             (31,623)         20,390
                                          -----------------------
Other Expenses, net                          -            (92,389)
                                          -----------------------
Net Loss                                  (31,623)        (71,999)

Other Comprehensive Loss:
    Foreign   currency   translation         -            (56,262)
adjustment                                -----------------------

Comprehensive Loss                     $  (31,623)     $ (128,261)
                                          =======================

Net Loss per Common Share              $    (.022)     $     (.05)
                                          =======================
Weighted Average Shares Outstanding       2,820,100     2,820,100
                                          =======================





                         ANDEAN DEVELOPMENT CORPORATION

                 Consolidated Statements of Shareholders' Equity

                         Six Months Ended June 30, 2003

                                                                        Accumulated       Total
                             Common       Additional     Accumulated       Other      Shareholders'
                              Stock         Paid-In        Deficit     Comprehensive     Equity
                                            Capital                    Income (Loss)
                             -----------------------------------------------------------------------

Balance at December  31,    $  282        $5,660,187      $(4,796,816)    $  (365,053)   $ 498,600
2002

Net loss (Unaudited)             -              -             (31,623)         -           (31,623)


Foreign         currency
translation
  adjustment (Unaudited)         -              -              -              -              -
                              ----------------------------------------------------------------------

Balance at June 30, 2003    $  282        $5,660,187      $(4,828,439)    $  (365,053)    $466,977
(Unaudited)                   ======================================================================













                     ANDEAN DEVELOPMENT CORPORATION

                  Consolidated Statements of Cash Flows

                 Six Months Ended June 30, 2003 and 2002




                                           2003             2002
                                       ---------------------------
                                       (Unaudited)     (Unaudited)

Cash     Flows    from     Operating
Activities:
 Net (loss) income                     $  (31,623)      $   8,288
 Adjustments to reconcile net income
to net cash
   (used  in) provided by  operating
activities:
  Depreciation and amortization            14,000          20,336
  Translation adjustment                     -            (54,437)
  Minority interest                          -             (3,514)
  Changes in assets and liabilities:
   (Increase) decrease in:
     Accounts receivable                     -              1,500
     Other current assets                  22,279         (45,984)
     Notes receivable                        -             76,323
     Deposits and other assets               -           (268,483)
   Increase (decrease) in:
      Accounts  payable and  accrued      (27,623)        (31,140)
expenses
     Income taxes payable                    -             11,253
     Staff severance indemnity             18,340          (3,774)
                                           ----------------------
Net    Cash    Used   in   Operating       (4,627)       (289,632)
Activities                                 ----------------------

Cash     Flows    from     Financing
Activities:
 Borrowings from related parties        $   4,745       $ 315,275
   Proceeds   from   (payments   on)         -            (20,260)
obligations with bank
  Principal  payments  on  long-term         -             (1,889)
debt                                        ---------------------

Net   Cash   Provided  by  Financing        4,745         293,126
Activities                                  ---------------------

Net Increase in Cash                          118           3,494

Cash at Beginning of Period                 1,069             931
                                            ---------------------
Cash at End of Period                   $   1,187       $   4,425
                                        =========================






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

       Earnings Per Common Share - Earnings per common share are based on the weighted average number of shares outstanding of 2,820,100 for the periods ended June 30, 2003 and 2002, respectively.
       Warrants issued with exercise prices greater than the existing market value of the company stock are deemed anti-dilutive and are not components of earnings per share.




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




                     ANDEAN DEVELOPMENT CORPORATION

 Management's Discussion and Analysis of Financial Condition and Results
                              of Operations


        FINANCIAL CONDITION AND RESULTS OF OPERATIONS COMPARISON
 OF THREE MONTHS ENDED JUNE 30, 2003 TO THREE MONTHS ENDED JUNE 30, 2002

Gross Revenues and Costs of Operations

Gross revenues decreased from $40,434 for the three months ended June 30, 2002 to $-0- for the three months ended June 30, 2003, primarily as a consequence of the Company's decision to divest itself of its assets and liabilities and cease operations.

Cost  of Operations decreased from ($25,482) for the three months  ended
June 30, 2002 to $-0- for the three months ended June 30, 2003, primarily as a consequence of the Company's decision to divest itself of its assets and liabilities and cease operations.

Selling  and  Administrative Expenses, Incomes from Operations and Other
       Income (Expense)

Selling and administrative expenses decreased from ($31,721) for the three months ended June 30, 2002 to $-0- for the three months ended June 30, 2003, primarily as a consequence of the Company's decision to divest itself of its assets and liabilities and cease operations.

Income (loss) from operations, decreased from a loss of ($17,128) for the three months ended June 30, 2002 to $-0- for the three months ended June 30, 2003, primarily as a consequence of the Company's decision to divest itself of its assets and liabilities and cease operations.

Other expenses decreased from net expenses of ($63,159) for the three months ended June 30, 2002 to $-0- for the three months ended June 30, 2003, primarily as a consequence of the Company's decision to divest itself of its assets and liabilities and cease operations.

Net Income (Loss) Before Income Tax

Net loss before income taxes decreased from a loss of ($80,287) for the three months ended June 30, 2002 to $-0- for the three months ended June 30, 2003, primarily as consequence of the Company's decision to divest itself of its assets and liabilities and cease operations.


        FINANCIAL CONDITION AND RESULTS OF OPERATIONS COMPARISON
   OF SIX MONTHS ENDED JUNE 30, 2003 TO SIX MONTHS ENDED JUNE 30, 2002

Gross Revenues and Costs of Operations

Gross revenues decreased from $142,508 for the six months ended June 30, 2002 to $124,969 for the six months ended June 30, 2003, a decrease of $17,539, primarily a result of general economic conditions, including financial instability in Argentina and other South American countries and as a consequence of the Company's decision to divest itself of its assets and liabilities and cease operations in the second quarter.

Cost of Operations increased from $56,259 for the six months ended June 30, 2002 to $112,592 for the six months ended June 30, 2003, an increase of $56,333, primarily as a result of an increase in operational costs resulting from the increased costs in the ordinary course of business offset as a consequence of the Company's decision to divest itself of its assets and liabilities and cease operations.

Selling  and  Administrative Expenses, Incomes from Operations and Other
       Income (Expense)

Selling and administrative expenses increased from ($65,859) for the six months ended June 30, 2002 to $44,000 for the six months ended June 30, 2003, primarily as a consequence of the increase in expenses related to the cost of operations and offset by the Company's decision to divest itself of its assets and liabilities and cease operations.

Income (loss) from operations, decreased from an income of $20,390 for the six months ended June 30, 2002 to a loss of ($31,623) for the six months ended June 30, 2003, primarily as consequence of the Company's decision to divest itself of its assets and liabilities and cease operations.

Other expenses decreased from net expenses of ($92,389) for the six months ended June 30, 2002 to $-0- for the six months ended June 30, 2003, primarily as a consequence of the Company's decision to divest itself of its assets and liabilities and cease operations.

Net Loss

Net loss decreased from a loss of ($80,287) for the six months ended June 30, 2002 to a loss of ($31,623) for the six months ended June 30, 2003, primarily as a consequence of the Company's decision to divest itself of its assets and liabilities and cease operations.


Liquidity and Capital Resources

  The Company previously financed its operations and other working capital requirements principally from operating cash flow and bank financing. Currently the Company has no liquidity or capital resources, primarily as a result of the Company's decision to divest itself of its assets and liabilities and cease operations.


Current Assets

Cash increased from $1,069 as of December 31, 2002 to $1,187 for the six months ended June 30, 2003, an increase of $118. As of December 31, 2002 and for the three month period ended June 30, 2003, the Company had no short-term investments.

Accounts receivable remained at $49,693 at December 31, 2002 and for the six month period ended June 30, 2003, primarily as a consequence of the Company's decision to divest itself of its assets and liabilities and cease operations.

Notes receivable and other current assets decreased from $225,910 as of December 31, 2002 to $203,631 for the six month period ended June 30, 2003, a decrease of $22,279.

Total current assets decreased from $276,672 at December 31, 2002 to $254,511 for the six month period ended June 30, 2003 a decrease of $22,161.

Property,  plant and equipment, net decreased from $319,503 at  December
31, 2002 to $305,503 for the six month period ended June 30, 2003, a decrease of $14,000 due to depreciation expense of $14,000 for the first quarter ended March 31, 2003.

Liabilities

Current liabilities decreased from $229,645 at December 31, 2002 to $206,767 for the six month period ended June 30, 2003, a decrease of $22,878.

Long-term liabilities increased from $69,199 at December 31, 2002 to $87,539 for the six month period ended June 30, 2003, an increase of $18,340.

As of June 30, 2003, there were no commitments for long-term capital expenditures. If the Company is unable to maintain profitability, or seeks further expansion, additional funding will become necessary. No assurances can be given that either equity or debt financing will be available.


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





                  ANDEAN DEVELOPMENT CORPORATION





                  _____________/s/ Pedro Pablo Err zuriz ______________
            Pedro Pablo Err zuriz, President and Chief Executive Officer






Date:     August 14, 2003








                              Exhibit 99.1
       Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
    ----------------------------------------------------------------
In connection with the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-QSB/A of Andean Development Corporation (the "Company") for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Pedro P. Errazuriz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002, that:
1. I have reviewed this annual report on Form 10-QSB/A of ANDEAN DEVELOPMENT CORPORATION.

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

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. I have indicated in this yearly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated:  August 14, 2003
                    /s/ Pedro P. Errazuriz _____________________________
                    Pedro P. Errazuriz, Chief Executive Officer

Exhibit 99.2
Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant  to
Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
  --------------------------------------------------------------------
In connection with the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-QSB/A of Andean Development Corporation (the "Company") for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jose Luis Yrarrazaval, Chief Financial Officer, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002, that:
1. I have reviewed this annual report on Form 10-QSB/A of ANDEAN DEVELOPMENT CORPORATION.

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

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. I have indicated in this yearly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated:  August 14, 2003
                    /s/ Jose Luis Yrarrazaval __________________________
                    Jose Luis Yrarrazaval, CFO