Form 10QSB
period 2003-09-30
ANDEAN DEVELOPMENT CORP
filed 2003-11-14
CIK 943184

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

       [TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to ___________

                     Commissions file number 33-90696

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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 2003, 2,820,100 shares of $.0001 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                          ANDEAN DEVELOPMENT CORPORATION




                                   INDEX




Part I.Financial Information.


Item 1.Financial Statements (Unaudited).


Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.


Part II.    Other Information.

                      ANDEAN DEVELOPMENT CORPORATION







PART I    FINANCIAL INFORMATION




Item 1.   Financial Statements

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Although the Company believes the disclosures made are adequate to make the information presented not misleading, and, in the opinion of management, all adjustments have been reflected which are necessary for a fair presentation of the information shown and the accompanying notes, these condensed unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002. The results for the nine months ended September 30, 2003 are not necessarily indicative of the results of operations for a full year or of future periods.

                      ANDEAN DEVELOPMENT CORPORATION

                        Consolidated Balance Sheets

                 September 30, 2003 and December 31, 2002




                                   A S S E T S

                                     September 30,    December 31,
                                        2003               2002
                                  ---------------------------------

                                      (Unaudited)
Current Assets:
 Cash                                  $   1,187       $   1,069
 Accounts receivable                      49,693          49,693
  Notes  receivable, net -  current       33,120          33,120
portion
 Other current assets                    170,511         192,790
                                         -----------------------
     Total Current Assets                254,511         276,672
                                         -----------------------
Property, Plant and Equipment, net       305,503         319,503
                                         -----------------------
Other Assets:
 Note receivable from related party      198,726         198,726
and other, net
   Investment   in   unconsolidated        2,543           2,543
subsidiaries                             -----------------------

                                         201,269         201,269
                                         -----------------------
                                       $ 761,283       $ 797,444
                                         =======================




The accompanying notes are an integral part of these consolidated financial statements.

              ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

                  Consolidated Balance Sheets (Continued)

                 September 30, 2003 and December 31, 2002



                   LIABILITIES AND SHAREHOLDERS' EQUITY


                                      September 30,    December 31,
                                          2003           2002
                                      -----------------------------
                                       (Unaudited)
Current Liabilities:
 Obligations with banks                 $   36,228      $   36,228
  Current  maturities  of  long-term        33,121          33,121
debt
   Accounts   payable  and   accrued        81,953         109,576
expenses
 Due to related parties                     36,781          32,036
 Income taxes payable                       18,684          18,684
                                           -----------------------
     Total Current Liabilities             206,767         229,645
                                           -----------------------
Long-Term Liabilities:
  Long-term debt, excluding  current        37,181          37,181
maturities
 Staff severance indemnities                50,358          32,018
                                            ----------------------
                                            87,539          69,199
                                           -----------------------
Shareholders' Equity:
  Preferred stock, $.0001 par value,
5,000,000 shares
    authorized, no shares issued and           -               -
outstanding
  Common  stock, $.0001  par  value,
20,000,000 shares
     authorized,  2,820,100   shares           282             282
issued and outstanding
 Additional paid-in capital               5,660,187       5,660,187
 Accumulated deficit                     (4,828,439)     (4,796,816)

   Accumulated  other  comprehensive       (365,053)       (365,053)
income (loss)                            --------------------------

     Total Shareholders' Equity             466,977         498,600
                                         --------------------------
                                         $  761,283      $  797,444
                                         ==========================












The accompanying notes are an integral part of these consolidated financial statements.

                      ANDEAN DEVELOPMENT CORPORATION

                     Consolidated Statements of Income

              Three Months Ended September 30, 2003 and 2002




                                           2003             2002
                                         -----------------------
                                        (Inactive)
Revenues from Operations:
 Revenues                              $     -       $    32,473
 Cost of operations                          -            (6,977)
                                         -----------------------
Gross Profit                                 -            25,496

Selling and Administrative Expenses          -           (95,547)
                                         -----------------------
(Loss) Income from Operations                -           (70,051)
                                         -----------------------
Other Expenses, net                          -           (56,937)
                                         -----------------------
Loss Before Income Taxes                     -          (126,988)

Income Taxes                                 -             -
                                         -----------------------
Net Loss                                     -          (126,988)

Other Comprehensive Loss:
    Foreign   currency   translation         -           (24,925)
adjustment                               -----------------------

Comprehensive Loss                     $     -        $ (151,913  )
                                         =======================

Net Loss per Common Share              $     -        $    (.05 )

Weighted Average Shares Outstanding     2,820,100      2,820,100






The accompanying notes are an integral part of these consolidated financial statements.

                      ANDEAN DEVELOPMENT CORPORATION

                     Consolidated Statements of Income

               Nine months Ended September 30, 2003 and 2002




                                           2003         2002
                                          --------------------

Revenues from Operations:
 Revenues                              $  124,969   $174,981
 Cost of operations                       112,592     63,236
                                          ------------------
Gross Profit                               12,377    111,745

Selling and Administrative Expenses        44,000    161,406
                                          ------------------
(Loss) Income from Operations             (31,623)   (49,661)
                                          ------------------
Other Expenses, net                          -      (149,326)
                                          ------------------
Net Loss                                  (31,623)  (198,987)

Other Comprehensive Loss:
    Foreign   currency   translation         -       (81,187)
adjustment                                ------------------

Comprehensive Loss                     $  (31,623) $(280,174)
                                          ==================

Net Loss per Common Share              $    (.022)    $ (.10 )
                                          ==================
Weighted Average Shares Outstanding     2,820,100   2,820,100
                                        =====================









The accompanying notes are an integral part of these consolidated financial statements.

                         ANDEAN DEVELOPMENT CORPORATION

                 Consolidated Statements of Shareholders' Equity

                      Nine months Ended September 30, 2003


                                                                        Accumulated       Total
                             Common       Additional     Accumulated       Other      Shareholders'
                              Stock         Paid-In        Deficit     Comprehensive     Equity
                                            Capital                    Income (Loss)
Balance at December 31,    $    282     $5,660,187      $(4,796,816)  $  (365,053)    $ 498,600
2002

Net loss (Unaudited)             -          -             (31,623)           -          (31,623)

Foreign currency
translation
adjustment (Unaudited)           -          -                 -              -              -
                              ------------------------------------------------------------------

Balance at September 30,   $    282     $5,660,187      $(4,828,439)  $  (365,053)    $ 466,977
2003 (Unaudited)              ==================================================================







The accompanying notes are an integral part of these consolidated financial statements.

                      ANDEAN DEVELOPMENT CORPORATION
                  Consolidated Statements of Cash Flows
               Nine months Ended September 30, 2003 and 2002




                                           2003            2002
                                       --------------------------
                                       (Unaudited)     (Unaudited)

Cash     Flows    from     Operating
Activities:
 Net (loss) income                     $  (31,623)      $(198,987)
 Adjustments to reconcile net income
to net cash
   (used  in) provided by  operating
activities:
  Depreciation and amortization            14,000          86,263
  Translation adjustment                     -           ( 81,187)
  Minority interest                          -             (3,514)
  Changes in assets and liabilities:
   (Increase) decrease in:
     Accounts receivable                     -            101,037
     Other current assets                  22,279         (24,397)
     Notes receivable                        -             27,373
     Deposits and other assets               -             (1,011)
   Increase (decrease) in:
Accounts  payable and  accrued            (27,623)        (43,832)
expenses
     Income taxes payable                    -             10,001
     Staff severance indemnity             18,340          (9,551)
                                          -----------------------
Net    Cash    Used   in   Operating       (4,627)       (137,787)
Activities                                -----------------------

Cash     Flows    from     Financing
Activities:
 Borrowings from related parties        $   4,745     $   176,546
 Payments on obligations with bank           -            (21,934)
  Principal  payments  on  long-term         -            (22,606)
debt                                        ---------------------

Net   Cash   Provided  by  Financing        4,745         132,006
Activities

Net Increase in Cash                          118            (447)

Cash at Beginning of Period                 1,069             931
                                            ---------------------
Cash at End of Period                   $   1,187          $  484
                                            =====================
Supplemental Disclosure of Cash Flow
Information
Cash  paid  during  the  period  for
interest                                       -           19,940





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

       Earnings Per Common Share - Earnings per common share are based on the weighted average number of shares outstanding of 2,820,100 for the periods ended September 30, 2003 and 2002, respectively. Warrants issued with exercise prices greater than the existing market value of the company stock are deemed anti-dilutive and are not components of earnings per share.

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

       The Company was also the majority owner (83.6%) of a non-operating subsidiary, Consonni USA, Inc. ("Consonni USA"), the assets of which consist of cash and notes receivables. On December 31, 2002, the Company exchanged its holdings in Consonni USA for the assets and liabilities of Consonni USA, such assets consisting of the balance of a promissory note payable in the principal outstanding amount of $552,000 with six remaining payments of approximately ninety two thousand U.S. dollars (U.S. $92,000) payable September 30 and January 31 of each year.

       On August 31, 2001, the Company extended the expiration date of its Redeemable Common Stock Purchase Warrants (the "Warrants") from November 13, 2001 to November 13, 2003. The Company originally issued the Warrants in connection with a stock offering on Registration Statement Form SB-2 (SEC File No. 333-90696) which was declared effective by the Securities and Exchange Commission on November 13, 1996. The Company has determined to allow the Warrants to expire.

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

ECONOMIC OVERVIEW

      The costs associated with the ongoing operations of the Company made it exceedingly difficult to achieve profitability in the business, which resulted in continuing losses. As a result those ongoing operating losses and expenses, the Company had a significant working capital deficit, negative stockholder's equity, and almost no remaining cash. The sums owed to the Company from third parties, particularly the payments on the balance of a promissory note payable assumed in the sale of the interests of Consonni USA, are in arrears and their collection is in doubt. While the accountants have carried the sums owed to the parties as assets, the business conditions in Spain, the location of those entities, and the failure of those entities to generate any revenues that would allow them to satisfy their obligations to the Company make it unlikely, in management's opinion, that the Company will be able to collect on those debts. The Company does not have the funds to pursue any legal action to collect such sums outstanding. In fiscal 2002, the Company experienced a net loss of ($1,691,307), an increase of $1,286,952 over the loss of ($404,355) in
2001. In the first quarter of fiscal 2003, the Company experienced a net loss before taxes of $31,623. The Company does not anticipate any revenues in the core business in 2003. As a consequence, the majority shareholder, CEO and Director, Pedro Pablo Err zuriz, determined, with the unanimous support of the Company's Board of Directors that the shareholders of the Company would be better served from the acquisition of another business with the ultimate goal of establishing a more liquid public market for its common stock. In order to facilitate such a transaction the Board has determined that the capitalization structure of the Company should be simplified and the Company should divest itself of its assets and liabilities. No assurances can be given such an acquisition will be achieved.

         FINANCIAL CONDITION AND RESULTS OF OPERATIONS COMPARISON
                 OF THREE MONTHS ENDED SEPTEMBER 30, 2003
                 TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Gross Revenues and Costs of Operations

Gross revenues decreased from $$32,473 for the three months ended September 30, 2002 to $-0- for the three months ended September 30, 2003, primarily as a consequence of the Company's decision to divest itself of its assets and liabilities and cease operations.

Cost of Operations decreased from ($6,977) for the three months ended September 30, 2002 to $-0- for the three months ended September 30, 2003, primarily as a consequence of the Company's decision to divest itself of its assets and liabilities and cease operations.

Selling  and  Administrative  Expenses, Incomes from Operations  and  Other
       Income (Expense)

Selling and administrative expenses decreased from ($95,547) for the three months ended September 30, 2002 to $-0- for the three months ended September 30, 2003, primarily as a consequence of the Company's decision to divest itself of its assets and liabilities and cease operations.

Income (loss) from operations, decreased from a loss of ($70,051) for the three months ended September 30, 2002 to $-0- for the three months ended September 30, 2003, primarily as a consequence of the Company's decision to divest itself of its assets and liabilities and cease operations.

Other expenses decreased from net expenses of ($56,937) for the three months ended September 30, 2002 to $-0- for the three months ended September 30, 2003, primarily as a consequence of the Company's decision to divest itself of its assets and liabilities and cease operations.

Net Income (Loss) Before Income Tax

Net loss before income taxes decreased from a loss of ($126,988) for the three months ended September 30, 2002 to $-0- for the three months ended September 30, 2003, primarily as consequence of the Company's decision to divest itself of its assets and liabilities and cease operations.


         FINANCIAL CONDITION AND RESULTS OF OPERATIONS COMPARISON
                  OF NINE MONTHSENDED SEPTEMBER 30, 2003
                  TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Gross Revenues and Costs of Operations

Gross revenues decreased from $174,981 for the nine months ended September 30, 2002 to $124,969 for the nine months ended September 30, 2003, a decrease of $50,012, primarily a result of general economic conditions, including financial instability in Argentina and other South American countries and as a consequence of the Company's decision to divest itself of its assets and liabilities and cease operations in the second quarter.

Cost of Operations increased from $63,236 for the nine months ended September 30, 2002 to $112,592 for the nine months ended September 30, 2003, an increase of $49,356, primarily as a result of an increase in operational costs resulting from the increased costs in the ordinary course of business offset as a consequence of the Company's decision to divest itself of its assets and liabilities and cease operations.

Selling  and  Administrative  Expenses, Incomes from Operations  and  Other
       Income (Expense)

Selling and administrative expenses increased from $161,406 for the nine months ended September 30, 2002 to $44,000 for the nine months ended September 30, 2003, primarily as a consequence of the increase in expenses related to the cost of operations and offset by the Company's decision to divest itself of its assets and liabilities and cease operations.

Income (loss) from operations, decreased from a loss of $(49,661) for the nine months ended September 30, 2002 to a loss of ($31,623) for the nine months ended September 30, 2003, primarily as consequence of the Company's decision to divest itself of its assets and liabilities and cease operations.

Other expenses decreased from net expenses of $149,326 for the nine months ended September 30, 2002 to $-0- for the nine months ended September 30, 2003, primarily as a consequence of the Company's decision to divest itself of its assets and liabilities and cease operations.

Net Loss

Net  loss  decreased from a loss of ($198,987) for the  nine  months  ended
September 30, 2002 to a loss of ($31,623) for the nine months ended September 30, 2003, primarily as a consequence of the Company's decision to divest itself of its assets and liabilities and cease operations.


Liquidity and Capital Resources

  The Company previously financed its operations and other working capital requirements principally from operating cash flow and bank financing. Currently the Company has no liquidity or capital resources, primarily as a result of the Company's decision to divest itself of its assets and liabilities and cease operations.


Current Assets

Cash increased from $1,069 as of December 31, 2002 to $1,187 for the nine months ended September 30, 2003, an increase of $118. As of December 31, 2002 and for the three month period ended September 30, 2003, the Company had no short-term investments.

Accounts receivable remained at $49,693 at December 31, 2002 and for the six month period ended September 30, 2003, primarily as a consequence of the Company's decision to divest itself of its assets and liabilities and cease operations.

Notes receivable and other current assets decreased from $225,910 as of December 31, 2002 to $203,631 for the six month period ended September 30, 2003, a decrease of $22,279.

Total current assets decreased from $276,672 at December 31, 2002 to $254,511 for the six month period ended September 30, 2003 a decrease of $22,161.

Property, plant and equipment, net decreased from $319,503 at December 31, 2002 to $305,503 for the six month period ended September 30, 2003, a decrease of $14,000 due to depreciation expense of $14,000 for the first quarter ended March 31, 2003.

Liabilities

Current liabilities decreased from $229,645 at December 31, 2002 to $206,767 for the six month period ended September 30, 2003, a decrease of $22,878.

Long-term liabilities increased from $69,199 at December 31, 2002 to $87,539 for the six month period ended September 30, 2003, an increase of $18,340.

As of September 30, 2003, there were no commitments for long-term capital expenditures. If the Company is unable to maintain profitability, or seeks further expansion, additional funding will become necessary. No assurances can be given that either equity or debt financing will be available.


ITEM 3. CONTROLS AND PROCEDURES

The  Company's  Chief  Executive  Officer  have  concluded,  based  on   an
evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

(i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

(ii) the financial statements, and other financial information included in this Quarterly Report on Form 10- QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

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


ITEM 3:   Defaults Upon Senior Securities
          None


ITEM 4:   Submission of Matters to a Vote of Securities Holders
          None


ITEM 5:   Other Information


ITEM 6:   Exhibits and Reports on Form 8-K

            A. Exhibits:

      31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

      31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

      32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

      31.1 Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

               B.   Reports on Form 8-K:

               None

                      ANDEAN DEVELOPMENT CORPORATION


                                 SIGNATURE



In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  ANDEAN DEVELOPMENT CORPORATION


                  _____________/s/ Pedro Pablo Err zuriz______________
          Pedro Pablo Err zuriz, President and Chief Executive Officer






Date:     November 13, 2003

                   Exhibit      31.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934
   --------------------------------------------------------------------


In connection with the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-QSB of Andean Development Corporation (the "Company") for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Pedro Pablo Err zuriz, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002, and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, that:

 1.  I have reviewed the Report being filed;

  2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

  3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in the Report;

  4. I and the other certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Rule 13a-14) for the Company and have:

      i. Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, if any, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

      ii. Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report ("Evaluation Date"); and

     iii. Presented in the Report their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

  5. I and the other certifying officers have disclosed, based on their most recent evaluation, to the Company's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     i. All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

      ii. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

  6. I and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 13, 2003

                    /s/ Pedro Pablo Err zuriz_____________
                    Pedro Pablo Err zuriz
                    President and Chief Executive Officer

      Exhibit 31.2

Certification  pursuant to 18 U.S.C. Section 1350 as  adopted  pursuant  to
Section 302 and 906 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14b) and Rule 15d-14(b)(17 CFR 240.15d-14(b))I, Jose Luis Yrarrazaval, under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code
   --------------------------------------------------------------------


In connection with the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-QSB of Andean Development Corporation (the "Company") for the period ended April 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, W. Russell Smith III, the Company's Principal Financial and Accounting Officer, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002, and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, that:

 1.  I have reviewed the Report being filed;

  2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

  3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in the Report;

  4. I and the other certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Rule 13a-14) for the Company and have:

      i. Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, if any, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

      ii. Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report ("Evaluation Date"); and

     iii. Presented in the Report their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

  5. I and the other certifying officers have disclosed, based on their most recent evaluation, to the Company's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     i. All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

      ii. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

  6. I and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 13, 2003
                              /s/ Jose Luis Yrarrazaval______________
                              Jose Luis Yrarrazaval
                              Chief Financial Officer

                               Exhibit 32.1

Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2001.

   --------------------------------------------------------------------


In connection with the Quarterly Report of Andean Development Corporation (the "Company") on Form 10-QSB for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date
hereof  (the  "Report"),   I, Pedro Pablo Err zuriz, President  and  Chief
Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  November 13, 2003

                    /s/ Pedro Pablo Err zuriz, _____________
                  Pedro Pablo Err zuriz,
                    President and Chief Executive Officer

                    Exhibit 32.1

Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2001.

   --------------------------------------------------------------------


In connection with the Quarterly Report of Andean Development Corporation (the "Company") on Form 10-QSB for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jose Luis Yrarrazaval, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


 Dated:  November 13, 2003
                              /s/ Jose Luis Yrarrazaval______________
                              Jose Luis Yrarrazaval
                              Chief Financial Officer