Form 10KSB
period 2003-12-31
ANDEAN DEVELOPMENT CORP
filed 2004-05-17
CIK 943184

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2003

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

Yes [X]  No [ ]

         Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $0.00.

         State the aggregate market value of the voting stock held by non-affiliates of the registrant on May 14, 2004, computed by reference to the price at which the stock was sold on that date: $95,921.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         2,820,100 shares of Common Stock, $.0001 par value, as of December 31, 2003.

         Transitional Small Business Disclosure Format (check one)

         Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

         None

ANDEAN DEVELOPMENT CORPORATION

Report on Form 10KSB

For the Fiscal Year Ended December 31, 2003

TABLE OF CONTENTS

PAGE

PART I

PART II

Item 8.       Changes in and Disagreements with Accountants on Accounting and

                  Financial Disclosure.....................................................................................     18

PART III

PART IV

Item 13.      Exhibits and Reports on Form 8-K............................................................     26

Signatures    ...................................................................................................................  28

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

GENERAL

Andean Development Corporation ("ADC" or the "Company") was incorporated in Florida on October 19, 1994 and was a holding company for Errazuriz y Asociados Ingenieros S.A. ("AE&A"), and E&A Ingesis S.A. ("INA"), both Chilean corporations located in Santiago, Chile.  On May 5, 2003, the Company entered into a Stock Purchase Agreement (the “Agreement”) whereby the Company would permit the transfer of 1,450,000 common shares from the former Chief Executive Officer (“CEO”) for a purchase price of $75,000. The agreement further provided that, at closing, the former CEO would acquire all of the operating assets and assume primarily all of the liabilities of the Company’s business, with exception of certain Assumed Liabilities in the amount of $57,000, as defined. In addition, the agreement provides that such assignment and assumption shall be effective and dated as of March 31, 2003.

History of the Business

AE&A provided engineering and project management services for water and energy related private and public works and provides technical assistance for both turnkey and non-turnkey major works, mainly related to the development and construction of energy, water and sewage treatment projects in Chile. INA acts as the agent in the sale of major electrical and mechanical equipment. See "Core Business."

 INA was also developing, in a joint venture with genteAndina S.A.,  a Chilian company specializing in education (“genteAndina S.A”), a communication network and related software for (i) rural area remote education, and (ii) post graduate professional education "at home" for Union leaders and key employees in Chile, which, if successful, could be adopted and developed in other countries in South America.

On August 31, 2001, the Company extended the expiration date of its Redeemable Common Stock Purchase Warrants (the "Warrants") from November 13, 2001 to November 13, 2003. The Company originally issued the Warrants in connection with a stock offering on Registration Statement Form SB-2 (SEC File No. 333-90696) which was declared effective by the Securities and Exchange Commission on November 13, 1996.  No further extensions were approved.

The Company was also the majority owner (83.6%) of a non-operating subsidiary, Consonni USA, Inc. (“Consonni USA”), the assets of which consist of cash and notes receivables. On December 31, 2002, the Company exchanged its holdings in Consonni USA for the assets and liabilities of Consonni USA, such assets consisting of the balance of a promissory note payable in the principal outstanding amount of $552,000 with six remaining payments of approximately ninety two thousand U.S. dollars (U.S. $92,000) payable June 30 and January 31 of each year. The business conditions in Spain, the location of those entities, the non-payment by those entities of the sums owing to date, and the failure of those entities to generate any revenues that would allow them to satisfy their obligations to the Company make it unlikely, in management’s opinion, that the Company will be able to collect on those debts. The Company does not have the funds to pursue any legal action to collect such sums outstanding.

The costs associated with the ongoing operations of the Company made it exceedingly difficult to achieve profitability in the business, which resulted in continuing losses. As a result those ongoing operating losses and expenses, the Company had a significant working capital deficit, negative stockholder's equity, and almost no remaining cash. The sums owed to the Company from third parties, particularly the payments on the balance of a promissory note payable assumed in the sale of the interests of Consonni USA, are in arrears and their collection, as discussed above, is in doubt.  In fiscal 2002, the Company experienced a net loss of ($1,691,307), an increase of $1,286,952 over the loss of ($404,355) in 2001. In the first quarter of fiscal 2003, the Company experienced a net loss before taxes of $31,623.  The Company did not generate any revenues in fiscal 2003.  As a consequence, in 2003, the majority shareholder, CEO and Director, Pedro Pablo Errazuriz, determined, with the unanimous support of the Company’s Board of Directors that the shareholders of the Company would be better served from the acquisition of another business with the ultimate goal of establishing a more liquid public market for its common stock.  In order to facilitate such a transaction the Company’s Board of Directors determined that the capitalization structure of the Company should be simplified and the Company should divest itself of its assets and liabilities.  On May 5, 2003, the Company entered into a Stock Purchase Agreement (the “Agreement”) whereby the Company would permit the transfer of 1,450,000 common shares from the former Chief Executive Officer (“CEO”) for a purchase price of $75,000. The agreement further provided that, at closing, the former CEO would acquire all of the operating assets and assume primarily all of the liabilities of the Company’s business, with exception of certain Assumed Liabilities in the amount of $57,000, as defined. In addition, the agreement provides that such assignment and assumption shall be effective and dated as of March 31, 2003.

EMPLOYEES

         As of December 31, 2003, the Company did not employ any full-time employees.

ITEM 2. DESCRIPTION OF PROPERTY

Facilities

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Following the Company's initial public offering of its common stock, par value $.0001 ("Common Stock"), and redeemable common stock purchase warrants ("Warrants") on October 29, 1996, the Company's Common Stock and Warrants were traded principally on the National Association of Security Dealers Automatic Quotation - Small Cap Market System under the symbols "ADCC" and "ADCCW", respectively. On March 15, 2000, the Nasdaq Listing Qualifications Panel delisted the Company's securities from the Nasdaq SmallCap Market. The securities were then listed on the over-the-counter Bulletin Board until May 15, 2000. On May 15, 2000, the securities were delisted from the over-the-counter Bulletin Board and the securities currently are listed on the "pink sheets." On July 3, 2003, the securities were liseted on the over-the-counter Bulletin Board under the symbol "ADCC".

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

March 31, 2003

      $.04        $.04             1/128      1/128

June 30, 2003

      $.06        $.06             1/128      1/128

September 30, 2003

      $.07        $.07             1/128      1/128

December 31, 2003

      $.12        $.12

March 31, 2004

      $.11        $.11

         On December 31, 2002, the closing bid price for the Common Stock was $.012.

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

Results of Operations (2003 compared to 2002)

Gross Revenues, Costs of Operations and Gross Profit

Gross revenues. Gross revenues decreased from $249,843 in 2002 to $0.00 in 2003, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Cost of Operations. Cost of Operations increased from $192,393 in 2002 to $0.00 in 2003, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Gross Profit. Gross profit decreased from $57,540 in 2002 to $0.00 in 2003, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Selling and Administrative Expenses, Incomes from Operations and Other Income (Expenses)

Selling and Administrative Expenses. Selling and Administrative Expenses decreased from $189,576 in 2002 to $0.00 in 2003, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Income (Loss) from Operations. Losses decreased from a loss of ($132,126) for 2002 to $0.00 in 2003, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Other Income (Expenses). Expenses decreased from ($1,550,993) in 2002 to $(480,600) in 2003, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations and the loss on the disposition of assets and liabilities of $(480,600).

Net  (Loss)   Net loss decreased from a loss of ($1,691,307) in 2002 to $(480,600) in 2003, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations and the loss on the disposition of assets and liabilities of $(480,600).

Liquidity and Capital Resources

         The Company has financed its operations and other working capital requirements principally from non-recorded advances from the principal shareholder.

Current Assets

Cash. As of December 31, 2002, the Company had $931 in cash compared to $1,069 as of December 31, 2003.

Accounts receivable. Accounts receivable decreased from $49,693 at December 31, 2002 to $0.00 at December 31, 2003, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations and the loss on the disposition of assets and liabilities.

Other current assets. As of December 31, 2002, the Company $168,279 in other assets as compared to $192,790 as  of December 31, 2001.

Total Current Assets. As of December 31, 2002, the Company had $276,672 in total assets as compared to $0.00 as of December 31, 2003, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations and the loss on the disposition of assets and liabilities.

Liabilities

Current liabilities. Current liabilities decreased from $229,645 at December 31, 2002 to $57,000 at December 31, 2003, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations and the loss on the disposition of assets and liabilities

The Company anticipates that its cash requirements will remain at a minimum during fiscal 2004 as a result of the seeking an acquisition of another business with the ultimate goal of establishing a more liquid public market for its common stock.  No assurances can be given that the acquisition of another business with the ultimate goal of establishing a more liquid public market will occur.

ITEM 7. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2003 and 2002

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders

Andean Development Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Andean Development Corporation and Subsidiaries as of December 31, 2003 and the related consolidated statement of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Andean Development Corporation and Subsidiaries as of and for the year ended December 31, 2002 were audited by other auditors whose report dated April 10, 2003, on those statements included an explanatory paragraph that described the consolidated financial statements were prepared assuming that the Company will continue as a going concern and those statements did not include any adjustments resulting from that uncertainty.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Andean Development Corporation and Subsidiaries as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Notes 1 and 2 to the consolidated financial statements, the company sold its operating assets in exchange for the assumption of its outstanding liabilities and effectively disposed of its operations.

JEWETT, SCHWARTZ & ASSOCIATES

Hollywood, Florida

April 29, 2004

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2003

ASSETS

CURRENT ASSETS:
Cash	$ -

TOTAL ASSETS	$ -

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 57,000

TOTAL CURRENT LIABILITIES	57,000

SHAREHOLDERS' DEFICIENCY:
Preferred stock, $.0001par value, 5,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $.0001 par value 20,000,000 shares authorized
2,820,100 shares issued and outstanding	282
Additional paid-in capital	498,318
Accumulated Deficit	(555,600)

SHAREHOLDERS' DEFICIENCY	(57,000)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$ -

The accompanying notes are an integral part of these financial statements

F-3

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,

	2003	2002

REVENUES	$ -	$ 249,843

Cost of operations	-	192,393

GROSS PROFIT	-	57,450

Selling and administrative expenses	-	189,576

Total operating expenses	-	(132,126)

Other income (expense)
Loss on disposition of assets and liabilities	555,600	-
Interest income, net	-	24,075
Provision for bad debts	-	831,326
Other income, net	-	639,822
Depreciation and ammortization	-	55,770
	555,600	1,550,993

Loss from continuing operations
before provision for income taxes	(555,600)	(1,683,119)

Provision for income taxes	-	8,188

NET LOSS	(555,600)	(1,691,307)

Other comprehensive income (loss):
Foreign currency translation reserve	-	26,168
Comprehensive loss	$ (555,600)	$ (1,665,139)

Loss per common share:
Net loss from continuing operations	$ (0.20)	$ (0.60)

Weighted average common shares outstanding - basic	2,820,100	2,820,100

The accompanying notes are an integral part of these financial statements.

F-4

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (ACCUMULATED DIFICIENCY)

									Total
	Preferred Stock		Common Stock					Accumulated	Shareholders'
	5,000,000 shares authorized		20,000,000 shares authorized			Additional		Other	Equity
	Shares	Par Value	Shares	Par Value	Treasury	Paid-in	Accumulated	Comprehensive	(Accumulated
	Issued	$.0001 per share	Issued	$.0001 per share	Stock	Capital	Deficit	Income (Loss)	Deficiency)

BALANCE AT DECEMBER 31, 2001	-	$ -	2,820,000	$ 282	$ -	$ 5,660,187	$ (3,105,509)	$ (338,885)	$ 2,216,075

Net loss	-	-	-	-	-	-	(1,691,307)	-	(1,691,307)

Foreign currency translation adjustment	-	-	-	-	-	-	-	(26,168)	(26,168)

BALANCE AT DECEMBER 31, 2002	-	$ -	2,820,000	$ 282	$ -	$ 5,660,187	$ (4,796,816)	$ (365,053)	498,600

Restatement of accumulated
deficit subject to quasi reorganization	-	-	-	-	-	(5,161,869)	4,796,816	365,053	-

Net loss	-	-	-	-	-	-	(555,600)	-	(555,600)

BALANCE AT DECEMBER 31, 2003	-	$ -	2,820,000	$ 282	$ -	$ 498,318	$ (555,600)	$ -	$ (57,000)

The accompanying notes are an integral part of these financial statements

F-5

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	2,003	2002
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	(555,600)	$ (1,691,307)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	-	55,770
Provision for bad debt	-	831,326
Foreign currency translation adjustment	-	(26,168)
Disposition of assets and liabilities	555,600	-
Changes in assets and liabilities:
Accounts receivable	49,693	135,994
Notes receivable	231,846	327,911
Other current assets	(192,790)	(24,511)
Deposits and other advances	-	264,231
Accounts payable and accrued expenses	(57,800)	30,023
Increase (decrease) in staff severence indemnities	(32,018)	(7,409)
NET CASH USED IN OPERATING ACTIVITIES	(1,069)	(104,140)

CASH FLOW FROM INVESTING ACTIVITIES:
Disposition of property, plants, and equipment	-	4,569
NET CASH USED IN INVESTING ACTIVITIES	-	4,569

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from related parties	-	334,934
Net proceeds from obligations with bank	-	918
Decrease in minority interest	-	(196,019)
Repayments from long-term debt	-	(40,124)
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	99,709
Net Increase (Decrease) in Cash and Cash Equivalents	(1,069)	138

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,069	931

CASH AND CASH EQUIVALENTS AT END OF YEAR	-	$ 1,069

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	-	$ 24,075
Cash paid for income taxes	-	$ -
Net assets disposed of upon sale of discontinued operations	-	$ 19,500

The accompanying notes are an integral part of these financial statements.

F-6

See "Index to Financial Statements" for a description of the financial statements included in this Form 10-KSB.

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Andean Development Corporation, a Florida corporation (“the Company”) was engaged in the business of provides engineering and project management services for energy and private works projects and sells, as agent, major electrical and mechanical equipment.  The Company also advises and assists large private utilities and government agencies in obtaining land easements from private owners for installation of electrical lines, sewer plant infrastructure, piping and roads. The costs associated with the ongoing operations of the Company made it exceedingly difficult to achieve profitability in the business, which resulted in continuing losses.  As a result of those ongoing operating losses and expenses, the Company had a significant working capital deficit, negative stockholder’s equity, and depleted available cash to fund operations.  The Company was unable to raise required capital to continue its business in its current form and commenced plans to divest all of its operations and sell substantially all of its assets.  On May 5, 2003, the Company entered into a stock purchase agreement (further described in Note 2) whereby the former Chief Executive Officer of the Company (“CEO”) would acquire all of the operating assets and assume primarily all of the liabilities of the Company’s engineering and project management services business in exchange for the sale of 1,450,000 common shares. As a result of the consummation of this agreement, the Company currently has no assets or material liabilities.

Principles of Consolidation

The consolidated financial statements include the accounts of Andean Development Corporation, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated from these consolidated financial statements.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates and assumptions.

Functional Currency

The Company operates its lines of business principally in Chile, Peru, Argentina and Spain. The consolidated financial statements have been translated in accordance with the provisions set forth in Statement of Financial Accounting Standards No. 52, "foreign currency translation" from Chilean pesos and Spanish pesetas (the functional currencies) into U.S. dollars (the reporting currency).  The exchange rate used at December 31, 2003 and for assets and liabilities was 695.89 and 656.20 Chilean pesos to U.S 2002. $1.00, respectively.   Shareholders' equity and components are translated at historical rates.  The weighted average exchange rates used during the years ended December 31, 2002 and 2001, respectively, for results of operations were 671.14 and 643.09 Chilean pesos to U.S. $1.00, respectively, and 185.85 and 179.86 Spanish pesetas to U.S. $1.00, respectively.  The effects of exchange rate changes are reflected as a separate component of shareholders' equity.

Revenue Recognition

The Company earns revenue principally from commissions associated with the sale of equipment and from fees for the performance of engineering services and providing technical assistance in the development of specialized projects.  Revenues for fees associated with services are recognized when performed and are based on standard billing rates. The Company earns commissions on the sale of equipment.  For turnkey jobs, commissions are earned when the contracts are signed and “Orders to Proceed" are issued.  In some instances, due to the significant time the Company is required to wait for   payment, commissions that the Company initially believed it had earned are changed.  Due to the Company's inability to determine the amount of commissions, the Company, commencing in 1999, recognizes commissions only when they are received.  This change in policy is not deemed to have a material impact on the Company's consolidated financial statements.

The Company earned no revenues from its educational and software development activities in 2003 and 2002.

Concentrations of Credit Risk

A significant portion of the Company's sales are    to several large customers and, as such, the Company is directly affected by the well-being of those customers.  However, the credit risk associated with trade receivables is minimal due to the significant size of the Company’s customers and the Company's ongoing efforts to monitor the credit worthiness of its customers.

Fair Values of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of cash, short-term investments, accounts receivable, notes receivable, accounts payable and notes payable approximate the carrying amounts at December 31, 2003 and 2002.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for over the estimated useful lives of the respective assets using the straight-line method for financial reporting purposes and the accelerated method for income tax purposes. Amortization of the leasehold improvements is provided for on the straight-line method over the term of the lease. Maintenance, repairs, and minor renewals are charged to expense as incurred while expenditures that materially increase values, change capacities, or extend useful lives are capitalized.

Income Taxes

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.   A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. The financial statements reflect a deferred tax asset of approximately $1,700,000 as of December 31, 2003 and a valuation allowance of the same amount, since the Company did not have the revenue history to support the future recognition of the deferred tax asset. It is more likely that the deferred tax asset will not be recognized.  The deferred tax asset as of December 31, 2002 was restated as part of a quasi reorganization and presented as a zero balance.

Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code.  The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

Loss per Common Share

Basic loss per share is computed by dividing net loss, after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share are computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive securities outstanding during each period. Potentially dilutive securities have not been included in the computation of diluted loss per share because it would be anti-dilutive.  As of December 31, 2003, there are 2,820,100 options outstanding that could dilute future earnings per share.

Reclassifications

Certain amounts in the consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the 2002 consolidated financial statements.

Recent Accounting Pronouncements:

The Financial Accounting Standards Board has recently issued several new accounting pronouncements which may apply to the Company.

Statement No. 141 “Business Combinations” establishes revised standards for accounting for business combinations.  Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination.  This statement is effective for business combinations initiated on or after July 1, 2001.  The adoption of this pronouncement on July 1, 2001 did not have a material effect on the Company’s financial position, results of operations or liquidity.

Statement No. 142 “Goodwill and Other Intangible Assets” provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounted for subsequent to their initial recognition.  Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method.  Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs.  This statement is effective for all fiscal years beginning after December 15, 2001.  The adoption of SFAS 142 on January 1, 2002 did not have a material effect on the Company’s financial position, results of operations or liquidity.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  The standard is effective for fiscal years beginning after June 15, 2002.  The adoption of SFAS No. 143 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” supercedes Statement No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS 121”).  Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance.  SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions.  SFAS 144 also supercedes the provisions of APB 30, “Reporting the Results of Operations,” pertaining to discontinued operations.  Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”  SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary.  This statement is effective for all fiscal years beginning after December 15, 2001.  The adoption of SFAS 144 on January 1, 2002 did not have a material effect on the Company’s financial position, results of operations or liquidity.

Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” updates, clarifies, and simplifies existing accounting pronouncements.  Statement No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  As a result, the criteria in Opinion 30 will now be used to classify those gains and losses.  Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded.  Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980. Because the transaction has been completed, Statement 44 is no longer necessary.  Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  This amendment is consistent with FASB’s goal requiring similar accounting treatment for transaction that have similar economic effects.  This statement is effective for fiscal years beginning after May 15, 2002.  The adoption of SFAS No. 145 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

Statement No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”) addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring),” cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated – nullifying the guidance under EITF 94-3.  Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan.  This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged.  The adoption of SFAS 146 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, amends FASB Statement No. 123, “Accounting for Stock-Based Compensation.”  In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, Statement 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.  The Statement also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements.  In the past, companies were required to make pro forma disclosures only in annual financial statements.  The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

The Company adopted the disclosure provisions of Statement 148 for the year ended December 31, 2002, but will continue to use the method under APB 25 in accounting for stock options.  The adoption of the disclosure provisions of Statement 148 did not have a material impact on the Company’s financial position, results of operations or liquidity.

NOTE 2 – STOCK PURCHASE AGREEMENT

In 2002, the Company was unable to raise the required capital to continue its business in its present form and commenced plans to divest all of its operations and sell substantially all of its assets.  On May 5, 2003, the Company entered into a Stock Purchase Agreement (the “Agreement”) whereby the Company would purchase 1,450,000 common shares from the former Chief Executive Officer (“CEO”) for a purchase price of $75,000 to be paid on by a related party on behalf of the Company. The agreement further provided that, at closing the former CEO would acquire all of the operating assets and assume primarily all of the liabilities of the Company’s business, with exception of certain Assumed Liabilities in the amount of $57,000, as defined. In addition, the agreement provides that such assignment and assumption shall be effective and dated as of March 31, 2003.

NOTE 3 - OTHER CURRENT ASSETS

Other current assets as of December 31, 2002, consist of $185,097 of recoverable taxes which are Chilean local taxes previously paid.  The Company (local subsidiaries) has been losing monies for the last three years and claims for refunds were filed to recover these taxes. There were no other current assets as of December 31, 2003.

NOTE 4- PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of December 31,

	2003	2002

Vehicles	$ -	$ 231,234
Office equipment and computers	-	144,755
Furniture, fixtures and improvements	-	371,795
	-	747,784
Less accumulated depreciation	-	(428,281)
	$ -	$ 319,503

Depreciation expense approximated $0 and $56,000 for the years ended December 31, 2002 and 2001, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

In prior years, the Company conducted a substantial amount of its business with  companies that are affiliated with shareholders of the Company.  As a result, fees for services or commissions on sales have  been received from or paid to affiliated companies, particularly, Igenor, Ingenierie et Gestion, S. A , and genteAndina S.A.   Igenor, Ingenierie et Gestion, S. A, is a holder of 50.5% of the issued and outstanding shares of common stock of the Company.  The principal shareholders of Igenor,Ingenierie et Gestion, S. A are Mr. Pedro P. Errazuriz (50%),the Chairman of the Company's Board of Directors; Mrs. Berta Dominguez (49.50%), the wife of Mr. Pedro P. Errazuriz; Mr. PedroPablo Errazuriz Dominguez, a son of Mr. Pedro P. Errazuriz and Mrs. Berta Dominguez (0.25%); and Pierre Yves Montavon (0.25%), an unrelated third party.  The Company is the parent company and controlling shareholder of  99% interests in Errazuriz yAsociados Ingenieros S.A. ("AE&A"), and E&A Ingesis S.A. ("INA")    and, as of December 31, 2002, an 83.6% holder of Consonni U.S.A.,  Inc.("Consonni") In addition, INA is involved in a joint venture with genteAndina S.A.,  an entity  controlled directly and indirectly by Mr. Pedro P.  Errazuriz, the Chairman of the Company's Board of Directors.  In fiscal 2002, Currently, no business or other transactions are being performed between the Company and AE&E INA or Consonni or between INA and genteAndina    S.A.  While most of the Company's business was channeled through Ingenierie et Gestion, S. A., the amount of fees and commission, included in the cost of operations of $192,393, paid to Ingenierie et Gestion, S. A., are not material.

NOTE 6 - NOTE RECEIVABLE - RELATED PARTY

Note receivable from related party and others; consist of the following at December 31:

	2003	2002

Sale of shares of Consonni	$ -	$ 720,000
Sale of shares of Ecesa	-	61,320
Bayesa	-	231,846
Less valuation reserve	-	(781,236)
	-	231,846
Less current portion	-	(33,120)
	$ -	$ 198,726

All related party receivables were reserved as allowance for doubtful accounts in the accompanying income statement. This includes amounts owing from Consonni and Ecesa. The business conditions in Spain, the location of those entities, and the failure of those entities to generate any revenues that would not allow them to satisfy their obligations to the Company make it unlikely the Company will be able to collect on those debts.

NOTE 7 - OBLIGATION WITH BANKS

Obligations with banks consist of lines-of-credit with local Chilean banks.  Interest rates on all lines-of-credit are based on the Asociacion de Bancos y Entidades Financieras (T.A.B.) rate, which represents a daily average of the interest paid by banks on its deposits.  The rate is then adjusted upwards approximately 1.5% for the banks profit, and then an additional1.0% - 1.7% reflecting the individual risk of the bank on the individual loan.

These lines-of-credit are secured by an assignment of the Company's accounts receivable.  Obligations with banks under lines-of-credit amounted to approximately $35,000 at December 31, 2002.  This represents the current portion of the $70,302 total long term debt.

NOTE 8 - LONG-TERM DEBT

Long-term debt consists of the following at December 31:

	2003	2002

Note payable, collaterlalized by trade receivables with interest payable at 9% and payable monthly	$ -	$ 70,302
Less current portion	-	(33,121)
	$ -	$ 198,726

NOTE 9 – SHAREHOLDERS’ EQUITY

Quasi-Reorganization

Effective March 31, 2003, the Company had disposed of all of its operating assets. Accordingly, the Company has changed its business strategy and focus. The Board of Directors elected to restate the balance sheet as“quasi-reorganization”.  In quasi-reorganization, the deficit in retained earnings is eliminated by charging paid-in capital.  In effect, this gives the balance sheet a “fresh-start”. Beginning January 1, 2003 and continuing forward, the Company will be crediting net income and charging net losses to retained earnings.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leased offices from a related party in Santiago, Chile under various operating leases.  Monthly rental payments were approximately $0 and $6,700 during 2003 and 2002, respectively.  Rent expense was $0 and $80,000 for the years ended December 31, 2003and 2002.

There are no minimum future lease payments for the next five years.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Spear, Safer, Harmon & Co. audited the Company’s balance sheets as of December 31, 2002, 2001, 2000, 1999, 1998, 1997, 1996, and 1995 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. Such financial statements accompanied the Company’s Form 10-KSB for the year ended December 31, 2002, 2000, 1999, 1998, 1997, 1996, and 1995 and were filed with the Securities and Exchange Commission. The report of Spear, Safer, Harmon & Co. on such financial statements did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

The contract with Spear, Safer, Harmon & Co. lapsed and the Company declined to renew the engagement for reasons outlined below.  On April 1, 2004, Spear, Safer, Harmon & Co. was dismissed as the independent certified public accountant.  The Board of Directors recommended the change in the Company’s independent certified public accountants.

Spear, Safer, Harmon & Co. was originally appointed as the Company’s auditor in December, 1995.  Apart from a brief period in which no audited statements were filed, Spear, Safer, Harmon & Co. remained the Company’s auditor until the Company’s contract with Spear, Safer, Harmon & Co. lapsed in March, 2004 and the Company declined to renew the engagement for reasons outlined below.  Since the original engagement of Spear, Safer, Harmon & Co., there have been no disagreements with Spear, Safer, Harmon & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events. The Auditors Reports on the financial statements for the Company since the fiscal year ended December 1995 (the original date of the engagement of Spear, Safer, Harmon & Co.) did not contain any adverse opinion or a disclaimer of opinion. The Company’s management has changed since its last audit and it was determined that, while there was no concern regarding the quality of the audits performed by Spear, Safer, Harmon & Co., a new independent certified public accountant would be in the best interests of the shareholders of the Company.

On April 1, 2004, the Company engaged Jewett Schwartz & Associates to act as the Company’s independent certified public accountant.  Jewett Schwartz & Associates Certified Public Accountants were appointed by the Company on April 1, 2004 to audit the Company’s financial statements for the fiscal year ended December 31, 2003. During our two most recent fiscal years and the subsequent interim period preceding their appointment as independent accountants, neither the Company nor anyone on its behalf consulted Jewett Schwartz & Associates regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, nor has the Company’s provided to the Company a written report or oral advice regarding such principles or audit opinion.

During the Company’s two most recent fiscal years and any subsequent interim period preceding the date of dismissal, there were no disagreements between Spear, Safer, Harmon & Co. and the Company, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  This evaluation was done under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company’s disclosure obligations under the Exchange Act.

Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

The directors and executive officers are as follows:

       NAME

 AGE                         POSITION

       ----

   ---                            --------

Lance Larsen

44

   CEO, Chief Accounting Officer, Director

Lance Larsen has been an officer and a director of the Company since March 31, 2003. From December, 1996 to the present he has served as President and Chief Executive Officer of Larsen International, Inc., a business consultancy firm specializing in mergers and acquisitions. From August 1997 to June 2000, he served as Vice President and General Manager of Bio-Med Marketing Inc., a Calgary, Alberta firm that specializes in financing and consulting to bio-medical companies. His duties there include hiring and training all sales personnel, designing and developing all in-house applications software applications, including the company network design and maintenance. From June 1988, Mr. Larsen served as General Manager of West Coast International, a company specializing in international sales of communications accessories. His duties there were to hire and train all sales staff and design and maintain all software and network installations. Mr. Larsen graduated with honors from the Canadian Investment Funds Institute and the Dale Carnegie sales course.

BOARD OF DIRECTORS

         Directors are elected at the Company's annual meeting of shareholders and serve for one year until the next annual shareholders' meeting or until their successors are elected and qualified. Officers are elected by the Board of Directors and their terms of office are at the discretion of the Board.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company directors and executive officers, and persons who own more than ten percent (10%) of the Company's outstanding common stock, file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by the Commission to furnish the Company with copies of all such reports they file. The Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representation, as of December 31, 2003, all of the Section 16(a) filing requirements applicable to its officers, directors and greater than 10%  Beneficial owners have been satisfied.

CODE OF ETHICS

The Company has adopted a code of business conduct and ethics that applies to its directors, officers, and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions. A copy of the code is attached to this report as Exhibit 14.

ITEM 10. EXECUTIVE COMPENSATION AND EMPLOYMENT AGREEMENTS

         The following table sets forth compensation awarded to, earned by or paid to the Company's Chief Executive Officer.

SUMMARY COMPENSATION TABLE

NAME AND

       OTHER ANNUAL

PRINCIPAL POSITION       YEAR          SALARY        BONUS        COMPENSATION

- --------------------------------- -------          -------------     -------------- -------------------------------

Pedro P. Errazuriz                 2003                $ 0.00             $ 0.00               $   0.00

    President

 2002                $ 0.00             $ 0.00               $   20,000.00*

   Chief Executive Officer     2001                $ 0.00             $ 0.00               $   20,000.00*

   Chairman

Lance Larsen

2003

        $ 0.00             $ 0.00               $   0.00

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2003, the beneficial ownership of Common Stock of all directors of the Company, all directors and officers of the Company as a group, and each person who is known to the Company to own beneficially more than 5% of the Company's Common Stock.

Name of Beneficial Owner	Amount/ Nature of Ownership (1)	Percentage of Class
Lance Larsen	-0-	-0-%
Inge L.E. Kerster	1,450,000	50.88%

Addresses of beneficial owners are on record with the company and are available by written request.

(1) Pursuant to applicable rules of the Securities and Exchange Commission, "beneficial ownership" as used in this table means the sole or shared power to vote shares (voting power) or the sole or shared power to dispose of shares (investment power). Unless otherwise indicated, the named individual has sole voting and investment power with respect to the shares shown as beneficially owned. In addition, a person is deemed the beneficial owner of those securities not outstanding which are subject to options, warrants, rights or conversion privileges if that person has the right to acquire beneficial ownership within sixty days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

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

10.20   Credit Line Agreement between Bayesa and Banco Security, dated July 19, 1995.(1)

10.21  Buy/Sell of Shares, Concession of Rights, Commitments To Social Modifications and

           Changes in Debt Balances between C.E. Consonni & Ecesa.(2)

14.      Code of Ethics (3)

16.1      Letter Regarding Change in Certifying Accountant.

21       Subsidiaries of Registrant(1)

23.1     Consent of Independent Auditors(3)

1.1

Certification of Chief Executive Officer Pursuant to Section 302 of the

Sarbanes-Oxley Act.    (3)

1.2

Certification of Principal Financial and Accounting Officer Pursuant

to Section 302 of the Sarbanes-Oxley Act.   (3)

32.1

Certification of Chief Executive Officer Pursuant to Section 906 of the

Sarbanes-Oxley Act.   (3)

32.2

Certification of Chief Accounting Officer Pursuant to Section 906 of the

Sarbanes-Oxley Act. (3)

(1)    Incorporated by reference from the Company's Registration Statement, as amended, on

         Form SB-2 filed with the Securities and Exchange Commission and declared effective on

         October 29, 1996.

(2)    Filed as exhibit 2.1 to the Company's Form 8-K dated March 26, 2001 and incorporated herein by reference.

(3)      Filed herewith.

(b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the fourth quarter of the year ended December 31, 2003.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended December 31, 2003

Audit Fees:   The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2003 was approximately $7,000.

Audit Related Fees:  The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended December 31, 2003 were $-0-.

All Other Fees:  The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year 2003 was $-0-.

Year ended December 31, 2002

Audit Fees:   The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2002 and for the review of our financial information included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2002 was approximately $20,000.

Audit Related Fees:  The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended December 31, 2002 were $-0-.

All Other Fees:  The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year 2002 was $-0-.

The Board of Directors has considered whether the provisions of the services covered above under the captions “Financial Information Systems Design and Implementation Fees” and “All Other Fees” is compatible with maintaining the auditor’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Andean Industries Corporation, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Andean Industries Group, Inc.

By /s/ Lance Larsen

-------------------------------------------

Chief Executive Officer

and Chief Accounting  Officer

Date: May 17, 2004