Form 10QSB/A
period 2003-03-31
ANDEAN DEVELOPMENT CORP
filed 2004-05-20
CIK 943184

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment Number 1

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

       ANDEAN DEVELOPMENT CORPORATION

INDEX

Part I.

Financial Information.

Item 1.

Financial Statements (Unaudited).

Item 2.

Management’s Discussion and Analysis of Financial Condition and

 Results of Operations.

Part II.

Other Information.

ANDEAN DEVELOPMENT CORPORATION

PART I

FINANCIAL INFORMATION

Item 1.

Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Although the Company believes the disclosures made are adequate to make the information presented not misleading, and, in the opinion of management, all adjustments have been reflected which are necessary for a fair presentation of the information shown and the accompanying notes, these condensed unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001.  The results for the nine months ended March 31, 2003 are not necessarily indicative of the results of operations for a full year or of future periods.

The accompanying notes are an integral part of these consolidated financial statements.

ANDEAN DEVELOPMENT CORPORATION

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2003

(Unaudited)

TABLE OF CONTENTS

      Page

         Consolidated Condensed Balance Sheets                                                                        1

         Consolidated Condensed Statements of Operations                                                         2

         Consolidated Condensed Statements of Cash Flows                                                        3

         Notes to the Consolidated Condensed Financial Statements                                             4 - 5

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002
	(Unaudited)
	(As Restated)
ASSETS

CURRENT ASSETS
Cash	$ -	$ 1,069
Accounts receivable	-	49,693
Note receivable, net - current portion	-	33,120
Other current assets	-	192,790

TOTAL CURRENT ASSETS	-	276,672

PROPERTY, PLANT, AND EQUIPMENT, NET	-	319,503

OTHER ASSETS:
Note receivable from related parties and other, net	-	198,726
Investments in other consolidated subsidiaries	-	2,543

TOTAL OTHER ASSETS	-	201,269

TOTAL ASSETS	$ -	$ 797,444

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Obligations to bank	$ -	$ 36,228
Curent maturities of long-term debt	-	33,121
Accounts payable and accrued expenses	57,000	109,576
Income taxes payable	-	18,684
Due to related parties	-	32,036

TOTAL CURRENT LIABILITIES	57,000	229,645

LONG-TERM LIABILITIES
Long-term debt, excluding current maturities	-	37,181
Staff severence indemnities	-	32,018

TOTAL LONG-TERM LIABILITIES	-	69,199

SHAREHOLDERS' EQUITY (DEFICIENCY)
Preffered stock, $.0001 par value, 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value, 20,000,000 share authorized
2,820,100 issued and outstanding	282	282
Additional paid-in capital	498,318	5,660,187
Accumulated deficit	(555,600)	(4,796,816)
Accumulated other comprehensive loss	-	(365,053)

TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)	(57,000)	498,600

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)	$ -	$ 797,444

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2003	2002
	(Unaudited)	(Unaudited)
	(As Restated)

NET SALES	$ -	$ 102,074
Cost of goods sold	-	30,417

GROSS PROFIT	-	71,657

Operating Expenses
Selling and Administrative Expenses	-	34,139

Total operating expenses	-	34,139

Other expense
Loss on disposition of assets and liabilities	555,600	-
Other expenses	-	29,230

Total other expense	555,600	29,230

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(555,600)	8,288

Provision for income taxes	-	-

NET INCOME (LOSS)	$ (555,600)	$ 8,288

Other comprehensive loss:
Foreign currency translation adjustment	-	(54,437)

Comprehensive loss	$ (555,600)	$ (46,149)

Net Loss per Common Share	$ (0.20)	$ (0.03)

Weighted Average Shares Outstanding	2,820,100	2,820,100

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2003	2002
	(Unaudited)	(Unaudited)
	(As Restated)

Cash Flows from Operating Activities
Net Income (loss)	$ (555,600)	$ 8,288
Adjustments to reconcile net loss to net
cash used in operating activities:
Disposition of assets and
liabilities	555,600	-
Depreciation and ammortization		20,336
Translation adjustment		(54,437)
Minority interest		(3,514)
Changes in current assets and liabilities:
(Increase) decrease in:
Accounts receivable	49,693	1,500
Other current assets	(192,790)	(45,984)
Notes receivable	231,846	76,323
Deposits and other assets		(268,483)
Increase (decrease) in:
Accounts payable and accrued
expenses	(57,800)	(31,140)
Income taxes payable		11,253
Staff severence indemnity	(32,018)	(3,774)

Net Cash Used in Operating Activities	-	(289,632)

Cash flows from Investing Activities
Net cash Used in Investing Activities	-	-

Cash flows From Financing Activities
Borrowings from related parties	-	315,275
Payments on obligations to bank	-	(20,260)
Principal payments on long-term debt	-	(1,889)

Net cash provided by Financing Activities	-	293,126

Net Increase (Decrease) in Cash and Cash Equivalents	(1,069)	3,494

Cash and Cash Equivalents - Beginning of Period	1,069	931

Cash and Cash Equivalents - End of Period	$ -	$ 4,425

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2003 and the results of its operations and cash flows for the three months ended March 31, 2003 and 2002, have been included.  The results of operations of such interim period are not necessarily indicative of the results of the full year.

Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings.

NOTE 2 – SUBSEQUENT EVENTS

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

Management’s Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements included herein.  Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 2003 Annual Report on Form 10-KSB.  In addition, you are urged to read this report in conjunction with the risk factors described herein.

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

The costs associated with the ongoing operations of the Company made it exceedingly difficult to achieve profitability in the business, which resulted in continuing losses. As a result those ongoing operating losses and expenses, the Company had a significant working capital deficit, negative stockholder's equity, and almost no remaining cash. The sums owed to the Company from third parties, particularly the payments on the balance of a promissory note payable assumed in the sale of the interests of Consonni USA, are in arrears and their collection, as discussed above, is in doubt.  In fiscal 2002, the Company experienced a net loss of ($1,691,307), an increase of $1,286,952 over the loss of ($404,355) in 2001. In the first quarter of fiscal 2003, the Company experienced a net loss before taxes of $31,623.  The Company did not generate any revenues in fiscal 2003.  As a consequence, in 2003, the majority shareholder, CEO and Director, Pedro Pablo Errázuriz, determined, with the unanimous support of the Company’s Board of Directors that the shareholders of the Company would be better served from the acquisition of another business with the ultimate goal of establishing a more liquid public market for its common stock.  In order to facilitate such a transaction the Company’s Board of Directors determined that the capitalization structure of the Company should be simplified and the Company should divest itself of its assets and liabilities.  On May 5, 2003, the Company entered into a Stock Purchase Agreement (the “Agreement”) whereby the Company would permit the transfer of 1,450,000 common shares from the former Chief Executive Officer (“CEO”) for a purchase price of $75,000. The agreement further provided that, at closing, the former CEO would acquire all of the operating assets and assume primarily all of the liabilities of the Company’s business, with exception of certain Assumed Liabilities in the amount of $57,000, as defined. In addition, the agreement provides that such assignment and assumption shall be effective and dated as of March 31, 2003.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS COMPARISON

OF THREE MONTHS ENDED MARCH 31, 2003 TO THREE MONTHS ENDED MARCH 31, 2002

Gross Revenues and Costs of Operations

Gross revenues decreased from $102,074 for the three months ended March 31, 2002 to $-0- for the three months ended March 31, 2003, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Cost of Operations decreased from $30,417 for the three months ended March 31, 2002 to $-0- for the three months ended March 31, 2003, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Selling and Administrative Expenses, Incomes from Operations and Other Income (Expense)

Selling and administrative expenses increased from $34,139 for the three months ended March 31, 2002 to $-0- for the three months ended March 31, 2003, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Other expenses increased from net expenses of $29,230 for the three months ended March 31, 2002 to net expenses of $555,600 for the three months ended March 31, 2003 primarily as consequence of the loss on disposition of assets and liabilities as a result of the Company’s decision to substantially curtail operations at December 31, 2002.

Net Income (Loss) Before Income Tax

Net loss before income taxes decreased from net income of $8,288 for the three months ended March 31, 2002 to a loss of ($555,600) for the three months ended March 31, 2003, primarily as consequence of the loss on disposition of assets and liabilities as a result of the Company’s decision to substantially curtail operations at December 31, 2002.

Liquidity and Capital Resources

 The Company previously financed its operations and other working capital requirements principally from operating cash flow and bank financing. Currently the Company has no liquidity or capital resources, primarily as a result of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Current Assets

Cash decreased from $1,069 as of December 31, 2002 to $-0- for the three months ended March 31, 2003, primarily as consequence of the loss on disposition of assets and liabilities as a result of the Company’s decision to substantially curtail operations at December 31, 2002.

Total current assets decreased from $276,672 at December 31, 2002 to $-0- for the three months ended March 31, 2003, primarily as consequence of the loss on disposition of assets and liabilities as a result of the Company’s decision to substantially curtail operations at December 31, 2002.

Liabilities

Current liabilities decreased from $229,645 at December 31, 2002 to $57,000 for the three month period ended March 31, 2003, primarily as a result of the remaining accounts payable subsequent to the Company’s decision to divest itself of its assets and liabilities and cease operations.

As of March 31, 2003, there were no commitments for long-term capital expenditures.  If the Company is unable to procure a business acquisition, additional funding to comply with regulatory requirements will become necessary.  No assurances can be given that either equity or debt financing will be available.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

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

32.2

Certification of Principal Financial and Accounting Officer Pursuant

to Section 906 of the Sarbanes-Oxley Act.

A.

Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended March 31, 2003, for which this report is filed.

ANDEAN DEVELOPMENT CORPORATION

In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE

May 20, 2004           /s/ Lance Larsen

Lance Larsen,

Chief Executive Officer

                   (PRINCIPAL EXECUTIVE OFFICER)

May 20, 2004            /s/ Lance Larsen

  Lance Larsen,

                    Chief Accounting Officer

                    (PRINCIPAL ACCOUNTING OFFICER)