Form 10QSB/A
period 2003-09-30
ANDEAN DEVELOPMENT CORP
filed 2004-05-20
CIK 943184

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

ANDEAN DEVELOPMENT CORPORATION

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(Unaudited)

TABLE OF CONTENTS

      Page

         Consolidated Condensed Balance Sheets                                                                        1

         Consolidated Condensed Statements of Operations                                                         2

         Consolidated Condensed Statements of Cash Flows                                                        3

         Notes to the Consolidated Condensed Financial Statements                                             4 - 5

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002
	(Unaudited)
	(As Restated)
ASSETS

CURRENT ASSETS
Cash	$ -	$ 1,069
Accounts receivable	-	49,693
Note receivable, net - current portion	-	33,120
Other current assets	-	192,790

TOTAL CURRENT ASSETS	-	276,672

PROPERTY, PLANT, AND EQUIPMENT, NET	-	319,503

OTHER ASSETS
Note receivable from related parties and other, net	-	198,726
Investments in other consolidated subsidiaries	-	2,543

TOTAL OTHER ASSETS	-	201,269

TOTAL ASSETS	$ -	$ 797,444

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Obligations with bank	$ -	$ 36,228
Curent maturities of long-term debt	-	33,121
Accounts payable and accrued expenses	57,000	109,576
Income taxes payable	-	18,684
Due to related parties	-	32,036

TOTAL CURRENT LIABILITIES	57,000	229,645

LONG-TERM LIABILITIES
Long-term debt, excluding current maturities	-	37,181
Staff severence indemnities	-	32,018

TOTAL LONG-TERM LIABILITIES	-	69,199

SHAREHOLDERS' EQUITY (DEFICIENCY)
Preffered stock, $.0001 par value, 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value, 20,000,000 share authorized
2,820,100 issued and outstanding	282	282
Additional paid-in capital	498,318	5,660,187
Accumulated deficit	(555,600)	(4,796,816)
Accumulated other comprehensive loss	-	(365,053)

TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)	(57,000)	498,600

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)	$ -	$ 797,444

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Restated)		(As Restated)

NET SALES		$ 32,473	$ -	$ 174,981
Cost of goods sold	-	(6,977)	-	(63,236)

GROSS PROFIT		25,496	-	111,745

Operating Expenses
Selling and Administrative Expenses	-	95,547	-	161,406

Total operating expenses	-	95,547	-	161,406

Other expenses
Loss on disposition of assets and liabilities	-	-	555,600	-
Other expenses, net	-	56,937	-	149,326

Total other expenses	-	56,937	555,600	149,326

LOSS BEFORE PROVISION FOR INCOME TAXES	-	(126,988)	(555,600)	(198,987)

Provision for income taxes	-	-	-	-

NET LOSS		$ (126,988)	$ (555,600)	$ (198,987)
	-
Other comprehensive loss:
Foreign currency translation adjustment		(24,925)	-	(81,187)
	-	-
Comprehensive loss		$ (151,913)	$ (555,600)	$ (280,174)

Net Loss per Common Share	$ -	$ (0.05)	$ (0.20)	$ (0.10)

Weighted Average Shares Outstanding	2,820,100	2,820,100	2,820,100	2,820,100

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2003	2002
	(Unaudited)	(Unaudited)
	(As Restated)

Cash Flows from Operating Activities
Net Income (loss)	$ (555,600)	$ (198,987)
Adjustments to reconcile net loss to net
cash used in operating activities:
Disposition of assets and
liabilities	555,600	-
Depreciation and ammortization	-	86,263
Translation adjustment	-	(81,187)
Minority interest	-	(3,514)
Changes in current assets and liabilities:
(Increase) decrease in:
Accounts receivable	49,693	101,037
Other current assets	(192,790)	(24,379)
Notes receivable	231,846	27,373
Deposits and other assets	-	(1,011)
Increase (decrease) in:
Accounts payable and accrued expenses	(57,800)	(43,832)
Income taxes payable	-	10,001
Staff severence indemnity	(32,018)	(9,551)

Net Cash Used in Operating Activities	(1,069)	(137,787)

Cash flows from Investing Activities
Proceeds of sale of fixed assets	-	5,334

Net cash Provided by Investing Activities	-	5,334

Cash flows From Financing Activities
Borrowings from related parties	-	176,546
Proceeds from (payments on) obligations with bank	-	(21,934)
Principal payments on long-term debt	-	(22,606)

Net cash provided by Financing Activities	-	132,006

Net Increase/Decrease in Cash and Cash Equivalents	(1,069)	(447)

Cash and Cash Equivalents - Beginning of Period	1,069	931

Cash and Cash Equivalents - End of Period	$ -	$ 484

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$ -	$ 19,940
Cash paid during the year for taxes	$ -	$ -

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

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2003 and the results of its operations and cash flows for the three months ended September 30, 2003 and 2002, have been included.  The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

BUSINESS

GENERAL

Andean Development Corporation ("ADC" or the "Company") was incorporated in Florida on October 19, 1994 and was a holding company for Errazuriz y Asociados Ingenieros S.A. ("AE&A"), and E&A Ingesis S.A. ("INA"), both Chilean corporations located in Santiago, Chile.  On May 5, 2003, the Company entered into a Stock Purchase Agreement (the “Agreement”) whereby the Company would permit the transfer of 1,450,000 common shares from the former Chief Executive Officer (“CEO”) for a purchase price of $75,000. The agreement further provided that, at closing, the former CEO would acquire all of the operating assets and assume primarily all of the liabilities of the Company’s business, with exception of certain Assumed Liabilities in the amount of $57,000, as defined. In addition, the agreement provides that such assignment and assumption shall be effective and dated as of September 30, 2003.

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

The Company was also the majority owner (83.6%) of a non-operating subsidiary, Consonni USA, Inc. (“Consonni USA”), the assets of which consist of cash and notes receivables. On December 31, 2002, the Company exchanged its holdings in Consonni USA for the assets and liabilities of Consonni USA, such assets consisting of the balance of a promissory note payable in the principal outstanding amount of $552,000 with nine remaining payments of approximately ninety two thousand U.S. dollars (U.S. $92,000) payable September 30 and January 31 of each year. The business conditions in Spain, the location of those entities, the non-payment by those entities of the sums owing to date, and the failure of those entities to generate any revenues that would allow them to satisfy their obligations to the Company make it unlikely, in management’s opinion, that the Company will be able to collect on those debts. The Company does not have the funds to pursue any legal action to collect such sums outstanding.

The costs associated with the ongoing operations of the Company made it exceedingly difficult to achieve profitability in the business, which resulted in continuing losses. As a result those ongoing operating losses and expenses, the Company had a significant working capital deficit, negative stockholder's equity, and almost no remaining cash. The sums owed to the Company from third parties, particularly the payments on the balance of a promissory note payable assumed in the sale of the interests of Consonni USA, are in arrears and their collection, as discussed above, is in doubt.  In fiscal 2002, the Company experienced a net loss of ($1,691,307), an increase of $1,286,952 over the loss of ($404,355) in 2001. In the first quarter of fiscal 2003, the Company experienced a net loss before taxes of $31,623.  The Company did not generate any revenues in fiscal 2003.  As a consequence, in 2003, the majority shareholder, CEO and Director, Pedro Pablo Errázuriz, determined, with the unanimous support of the Company’s Board of Directors that the shareholders of the Company would be better served from the acquisition of another business with the ultimate goal of establishing a more liquid public market for its common stock.  In order to facilitate such a transaction the Company’s Board of Directors determined that the capitalization structure of the Company should be simplified and the Company should divest itself of its assets and liabilities.  On May 5, 2003, the Company entered into a Stock Purchase Agreement (the “Agreement”) whereby the Company would permit the transfer of 1,450,000 common shares from the former Chief Executive Officer (“CEO”) for a purchase price of $75,000. The agreement further provided that, at closing, the former CEO would acquire all of the operating assets and assume primarily all of the liabilities of the Company’s business, with exception of certain Assumed Liabilities in the amount of $57,000, as defined. In addition, the agreement provides that such assignment and assumption shall be effective and dated as of September 30, 2003.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS COMPARISON

OF THREE MONTHS ENDED SEPTEMBER 30, 2003

TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Gross Revenues and Costs of Operations

Gross revenues decreased from $34,473 for the three months ended September 30, 2002 to $-0- for the three months ended September 30, 2003, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Cost of Operations decreased from ($6,977) for the three months ended September 30, 2002 to $-0- for the three months ended September 30, 2003, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Selling and Administrative Expenses, Incomes from Operations and Other Income (Expense)

Selling and administrative expenses decreased from $95,547 for the three months ended September 30, 2002 to $-0- for the three months ended September 30, 2003, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Other expenses decreased from net expenses of $59,937 for the three months ended September 30, 2002 to $0- for the three months ended September 30, 2003, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Net Income (Loss) Before Income Tax

Net loss before income taxes decreased from a loss of ($126,988)for the three months ended September 30, 2002 to $-0- for the three months ended September 30, 2003, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS COMPARISON

OF NINE MONTHS ENDED SEPTEMBER 30, 2003

TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Gross Revenues and Costs of Operations

Gross revenues decreased from $174,981 for the nine months ended September 30, 2002 to $-0- for the nine months ended September 30, 2003, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Cost of Operations decreased from ($62,236) for the nine months ended September 30, 2002 to $-0- for the nine months ended September 30, 2003, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Selling and Administrative Expenses, Incomes from Operations and Other Income (Expense)

Selling and administrative expenses decreased from $161,406 for the nine months ended September 30, 2002 to $-0- for the nine months ended September 30, 2003, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Other expenses increased from net expenses of $149,326 for the nine months ended September 30, 2002 to net expenses of $555,600 for the nine months ended September 30, 2003 primarily as consequence of the loss on disposition of assets and liabilities as a result of the Company’s decision to substantially curtail operations at December 31, 2002.

Net Income (Loss) Before Income Tax

Net loss before income taxes increased from net loss of ($198,987) for the nine months ended September 30, 2002 to a loss of ($555,600) for the nine months ended September 30, 2003, primarily as consequence of the loss on disposition of assets and liabilities as a result of the Company’s decision to substantially curtail operations at December 31, 2002.

Liquidity and Capital Resources

 The Company previously financed its operations and other working capital requirements principally from operating cash flow and bank financing. Currently the Company has no liquidity or capital resources, primarily as a result of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Current Assets

Cash decreased from $1,069 as of December 31, 2002 to $-0- for the nine months ended September 30, 2003, primarily as consequence of the loss on disposition of assets and liabilities as a result of the Company’s decision to substantially curtail operations at December 31, 2002.

Total current assets decreased from $276,672 at December 31, 2002 to $-0- for the nine months ended September 30, 2003, primarily as consequence of the loss on disposition of assets and liabilities as a result of the Company’s decision to substantially curtail operations at December 31, 2002.

Liabilities

Current liabilities decreased from $229,645 at December 31, 2002 to $57,000 for the nine month period ended September 30, 2003, primarily as a result of the remaining accounts payable subsequent to the Company’s decision to divest itself of its assets and liabilities and cease operations.

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

A.

Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended September 30, 2003, for which this report is filed.

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