Form 10QSB
period 2004-06-30
ANDEAN DEVELOPMENT CORP
filed 2004-08-23
CIK 943184

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2004

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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2004, 2,820,100 shares of $.0001 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

       ANDEAN DEVELOPMENT CORPORATION

INDEX

Part I.

Financial Information.

Item 1.

Financial Statements (Unaudited).

Item 2.

Management’s Discussion and Analysis of Financial Condition and

 Results of Operations.

Part II.

Other Information.

ANDEAN DEVELOPMENT CORPORATION

PART I

FINANCIAL INFORMATION

Item 1.

Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Although the Company believes the disclosures made are adequate to make the information presented not misleading, and, in the opinion of management, all adjustments have been reflected which are necessary for a fair presentation of the information shown and the accompanying notes, these condensed unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002.  The results for the nine months ended June 30, 2004 are not necessarily indicative of the results of operations for a full year or of future periods.

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

TABLE OF CONTENTS

         Page

         Condensed Consolidated Balance Sheets                                                                        1

         Condensed Consolidated Statements of Operations                                                         2

         Condensed Consolidated Statements of Cash Flows                                                        3

         Condensed Notes to the Consolidated Financial Statements                                             4 - 5

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(Unaudited)	(As Restated)
ASSETS

CURRENT ASSETS
Cash	$ -	$ -

TOTAL ASSETS	$ -	$ -

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 57,000	$ 57,000

TOTAL CURRENT LIABILITIES	57,000	57,000

SHAREHOLDERS' EQUITY (DEFICIENCY)
Preffered stock, $.0001 par value, 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value, 20,000,000 share authorized
2,820,100 issued and outstanding	282	282
Additional paid-in capital	498,318	498,318
Accumulated deficit	(555,600)	(555,600)

TOTAL SHAREHOLDERS' DEFICIENCY	(57,000)	(57,000)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$ -	$ -

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		(As restated)		(As restated)

NET SALES	$ -	$ -	$ -	$ -
Cost of goods sold	-	-	-	-

GROSS PROFIT	-	-	-	-

Operating Expenses
Selling and Administrative Expenses	-	-	-	-

Total operating expenses	-	-	-	-

Other expenses
Loss on disposition of assets and liabilities	-	-	-	555,600
Other expenses	-	-	-	-

Total other expenses	-	-	-	555,600

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	-	-	-	(555,600)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$ -	$ -	$ -	$ (555,600)

Other comprehensive loss:
Foreign currency translation adjustment	-	-	-	-

Comprehensive loss	$ -	$ -	$ -	$ (555,600)

Net Loss per Common Share	$ -	$ -	$ -	$ (0.20)

Weighted Average Shares Outstanding	2,820,100	2,820,100	2,820,100	2,820,100

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2004	2003
	(Unaudited)	(Unaudited)
		(As Restated)

Cash Flows from Operating Activities
Net Income (loss)	$ -	$ (555,600)
Adjustments to reconcile net loss to net
cash used in operating activities:
Disposition of assets and liabilities	$ -	$ 555,600
Changes in current assets and liabilities:
Accounts receivable	-	49,693
Other current assets	-	(192,790)
Notes receivable	-	231,846
Accounts payable and accrued
expenses	-	(57,800)
Staff severence indemnity	-	(32,018)

Net cash used in operating activities	-	(1,069)

Cash Flows from Investing Activities
Net cash used in investing activities	-	-

Cash Flows From Financing Activities
Net cash provided by financing activities	-	-

Net Increase/Decrease in Cash and Cash Equivalents	-	(1,069)

Cash and Cash Equivalents - Beginning of Period	-	1,069

Cash and Cash Equivalents - End of Period	$ -	$ -

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

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2004 and the results of its operations and cash flows for the six months ended June 30, 2004 and 2003, have been included.  The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

NOTE 2 – INCOME TAXES

At June 30, 2004, there are no items that give rise to deferred income taxes.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS COMPARISON

OF THREE MONTHS ENDED JUNE 30, 2004

TO THREE MONTHS ENDED JUNE 30, 2003

Gross Revenues and Costs of Operations

Gross revenues, $-0- as of the three months ended June 30, 2003 remained at $-0- for the three months ended June 30, 2004, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Cost of Operations, $-0- as of the three months ended June 30, 2003 remained at $-0- for the three months ended June 30, 2004, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Selling and Administrative Expenses, Incomes from Operations and Other Income (Expense)

Selling and administrative expenses, $-0- as of the three months ended June 30, 2003 remained at $-0- for the three months ended June 30, 2004, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Income (loss) from operations, $-0- as of the three months ended June 30, 2003 remained at $-0- for the three months ended June 30, 2004, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Other expenses, $-0- as of the three months ended June 30, 2003 remained at $-0- for the three months ended June 30, 2004, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Net Income (Loss) Before Income Tax

Net loss before income taxes, $-0- as of the three months ended June 30, 2003 remained at $-0- for the three months ended June 30, 2004, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS COMPARISON

OF SIX MONTHS ENDED JUNE 30, 2004 TO SIX MONTHS ENDED JUNE 30, 2003

Gross Revenues and Costs of Operations

Gross revenues decreased from $-0- for the six months ended June 30, 2003 to $-0- for the six months ended June 30, 2004, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Cost of Operations decreased from $-0-  for the six months ended June 30, 2002 to $-0- for the six months ended June 30, 2004, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Selling and Administrative Expenses, Incomes from Operations and Other Income (Expense)

Selling and administrative expenses decreased from $-0- for the six months ended June 30, 2003 to $-0- for the six months ended June 30, 2004, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Other expenses increased from net expenses of $555,600 for the six months ended June 30, 2003 to net expenses of $_________for the six months ended June 30, 2004 primarily as consequence of the loss on disposition of assets and liabilities as a result of the Company’s decision to substantially curtail  operations at December 31, 2002.

Net Income (Loss) Before Income Tax

Net loss before income taxes increased from net loss of ($555,600) for the six months ended June 30, 2003 to a loss of _________for the six months ended June 30, 2004, primarily as consequence of the loss on disposition of assets and liabilities as a result of the Company’s decision to substantially curtail operations at December 31, 2002.

Liquidity and Capital Resources

 The Company previously financed its operations and other working capital requirements principally from operating cash flow and bank financing. Currently the Company has no liquidity or capital resources, primarily as a result of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Current Assets

Cash,  $-0- as of the three months ended June 30, 2003 remained at $-0- for the three months ended June 30, 2004, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Total current assets, $-0- as of the three months ended June 30, 2003 remained at $-0- for the three months ended June 30, 2004, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Liabilities

Current liabilities remained at $57,000 as of the three months ended June 30, 2003 and June 30, 2004, primarily as a result of the remaining accounts payable subsequent to the Company’s decision to divest itself of its assets and liabilities and cease operations.

As of June 30, 2004, there were no commitments for long-term capital expenditures.  If the Company is unable to procure a business acquisition, additional funding to comply with regulatory requirements will become necessary.  No assurances can be given that either equity or debt financing will be available.

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

A.

Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended June 30, 2004, for which this report is filed.

ANDEAN DEVELOPMENT CORPORATION

In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE

August 16, 2004           /s/ Lance Larsen

Lance Larsen,

Chief Executive Officer

                   (PRINCIPAL EXECUTIVE OFFICER)

August 16, 2004            /s/ Lance Larsen

  Lance Larsen,

                    Chief Accounting Officer

                    (PRINCIPAL ACCOUNTING OFFICER)