Form 10QSB
period 2004-09-30
ANDEAN DEVELOPMENT CORP
filed 2004-11-02
CIK 943184

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2004

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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 2004, 2,820,100 shares of $.0001 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

ANDEAN DEVELOPMENT CORPORATION

PART I

FINANCIAL INFORMATION

Item 1.

Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Although the Company believes the disclosures made are adequate to make the information presented not misleading, and, in the opinion of management, all adjustments have been reflected which are necessary for a fair presentation of the information shown and the accompanying notes, these condensed unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002.  The results for the nine months ended September 30, 2004 are not necessarily indicative of the results of operations for a full year or of future periods.

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

TABLE OF CONTENTS

         Page

         Condensed Consolidated Balance Sheets                                                                        1

         Condensed Consolidated Statements of Operations                                                         2

         Condensed Consolidated Statements of Cash Flows                                                        3

         Condensed Notes to the Consolidated Financial Statements                                             4 - 5

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)	(As Restated)
ASSETS

CURRENT ASSETS
Cash	$ -	$ -

TOTAL ASSETS	$ -	$ -

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 57,000	$ 57,000

TOTAL CURRENT LIABILITIES	57,000	57,000

SHAREHOLDERS' EQUITY (DEFICIENCY)
Preffered stock, $.0001 par value, 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value, 20,000,000 share authorized
2,820,100 issued and outstanding	282	282
Additional paid-in capital	498,318	498,318
Accumulated deficit	(555,600)	(555,600)

TOTAL SHAREHOLDERS' DEFICIENCY	(57,000)	(57,000)

TOTAL LIABILITIES AND SHAREHOLDERS'	$ -	$ -
DEFICIENCY

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		(As restated)		(As restated)

NET SALES	$ -	$ -	$ -	$ -
Cost of goods sold	-	-	-	-

GROSS PROFIT	-	-	-	-

Operating Expenses
Selling and Administrative Expenses	-	-	-	-

Total operating expenses	-	-	-	-

Other expenses
Loss on disposition of assets and liabilities	-	-	-	555,600
Other expenses	-	-	-	-

Total other expenses	-	-	-	555,600

INCOME (LOSS) BEFORE PROVISION FOR	-	-	-	(555,600)
INCOME TAXES
Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$ -	$ -	$ -	$ (555,600)

Other comprehensive loss:
Foreign currency translation adjustment	-	-	-	-

Comprehensive loss	$ -	$ -	$ -	$ (555,600)

Net Loss per Common Share	$ -	$ -	$ -	$ (0.20)

Weighted Average Shares Outstanding	2,820,100	2,820,100	2,820,100	2,820,100

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended	Nine Months Ended
	June 30,	September 30,
	2004	2003
	(Unaudited)	(Unaudited)
		(As Restated)

Cash Flows from Operating Activities
Net Income (loss)	$ -	$ (555,600)
Adjustments to reconcile net loss to net
cash used in operating activities:
Disposition of assets and liabilities	$ -	$ 555,600
Changes in current assets and liabilities:
Accounts receivable	-	49,693
Other current assets	-	(192,790)
Notes receivable	-	231,846
Accounts payable and accrued
expenses	-	(57,800)
Staff severence indemnity	-	(32,018)

Net cash used in operating activities	-	(1,069)

Cash Flows from Investing Activities
Net cash used in investing activities	-	-

Cash Flows From Financing Activities
Net cash provided by financing activities	-	-

Net Increase/Decrease in Cash and Cash Equivalents	-	(1,069)

Cash and Cash Equivalents - Beginning of Period	-	1,069

Cash and Cash Equivalents - End of Period	$ -	$ -

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2004 and the related operating results and cash flows for the interim period presented have been made.  The results of operations of such interim period are not necessarily indicative of the results of the full year.

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

NOTE 2 – INCOME TAXES

At September 30, 2004, there are no items that give rise to deferred income taxes.

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

he costs associated with the ongoing operations of the Company made it exceedingly difficult to achieve profitability in the business, which resulted in continuing losses. As a result those ongoing operating losses and expenses, the Company had a significant working capital deficit, negative stockholder's equity, and almost no remaining cash. The sums owed to the Company from third parties, particularly the payments on the balance of a promissory note payable assumed in the sale of the interests of Consonni USA, are in arrears and their collection, as discussed above, is in doubt.  In fiscal 2002, the Company experienced a net loss of ($1,691,307), an increase of $1,286,952 over the loss of ($404,355) in 2001. In the first quarter of fiscal 2003, the Company experienced a net loss before taxes of $31,623.  The Company did not generate any revenues in fiscal 2003.  As a consequence, in 2003, the majority shareholder, CEO and Director, Pedro Pablo Errázuriz, determined, with the unanimous support of the Company’s Board of Directors that the shareholders of the Company would be better served from the acquisition of another business with the ultimate goal of establishing a more liquid public market for its common stock.  In order to facilitate such a transaction the Company’s Board of Directors determined that the capitalization structure of the Company should be simplified and the Company should divest itself of its assets and liabilities.  On May 5, 2003, the Company entered into a Stock Purchase Agreement (the “Agreement”) whereby the Company would permit the transfer of 1,450,000 common shares from the former Chief Executive Officer (“CEO”) for a purchase price of $75,000. The agreement further provided that, at closing, the former CEO would acquire all of the operating assets and assume primarily all of the liabilities of the Company’s business, with exception of certain Assumed Liabilities in the amount of $57,000, as defined. In addition, the agreement provides that such assignment and assumption shall be effective and dated as of June 30, 2003. As of November 1, 2004, the Company satisfied its outstanding liabilities and had $-0- liabilities.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS COMPARISON

OF THREE MONTHS ENDED SEPTEMBER 30, 2004

TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Gross Revenues and Costs of Operations

Gross revenues, $-0- as of the three months ended September 30, 2003 remained at $-0- for the three months ended September 30, 2004, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Cost of Operations, $-0- as of the three months ended September 30, 2003 remained at $-0- for the three months ended September 30, 2004, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Selling and Administrative Expenses, Incomes from Operations and Other Income (Expense)

Selling and administrative expenses, $-0- as of the three months ended September 30, 2003 remained at $-0- for the three months ended September 30, 2004, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Income (loss) from operations, $-0- as of the three months ended September 30, 2003 remained at $-0- for the three months ended September 30, 2004, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Other expenses, $-0- as of the three months ended September 30, 2003 remained at $-0- for the three months ended September 30, 2004, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Net Income (Loss) Before Income Tax

Net loss before income taxes, $-0- as of the three months ended September 30, 2003 remained at $-0- for the three months ended September 30, 2004, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS COMPARISON

OF NINE MONTHS ENDED SEPTEMBER 30, 2004 TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Gross Revenues and Costs of Operations

Gross revenues remained at $-0- for the nine months ended September 30, 2003 compared to $-0- for the nine months ended September 30, 2004, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Cost of Operations remained at $-0- for the nine months ended September 30, 2003 compared to $-0- for the nine months ended September 30, 2004, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Selling and Administrative Expenses, Incomes from Operations and Other Income (Expense)

Selling and administrative expenses remained at $-0- for the nine months ended September 30, 2003 compared to $-0- for the nine months ended September 30, 2004, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Other expenses decreased from net expenses of $555,600 for the nine months ended September 30, 2003 to net expenses of $-0- for the nine months ended September 30, 2004 primarily as consequence of the loss on disposition of assets and liabilities as a result of the Company’s decision to substantially curtail  operations at December 31, 2002.

Net Income (Loss) Before Income Tax

Net loss before income taxes decreased from net loss of ($555,600) for the nine months ended September 30, 2003 to a loss of $-0-for the nine months ended September 30, 2004, primarily as consequence of the loss on disposition of assets and liabilities as a result of the Company’s decision to substantially curtail operations at December 31, 2002.

Liquidity and Capital Resources

 The Company previously financed its operations and other working capital requirements principally from operating cash flow and bank financing. Currently the Company has no liquidity or capital resources, primarily as a result of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Current Assets

Cash,  $-0- as of December 31, 2003 remained at $-0- for the nine months ended September 30, 2004, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Total current assets, $-0- as of December 31, 2003 remained at $-0- for the nine months ended September 30, 2004, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Liabilities

Current liabilities remained at $57,000 as of December 31, 2003 remained at $57,000 for the nine months ended September 30, 2004, primarily as a result of the remaining accounts payable subsequent to the Company’s decision to divest itself of its assets and liabilities and cease operations.  As of November 1, 2004, the Company satisfied its outstanding liabilities and had $-0- liabilities.

As of September 30, 2004, there were no commitments for long-term capital expenditures.  If the Company is unable to procure a business acquisition, additional funding to comply with regulatory requirements will become necessary.  No assurances can be given that either equity or debt financing will be available.

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

B:

Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended September 30, 2004, for which this report is filed.

ANDEAN DEVELOPMENT CORPORATION

In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE

November 1, 2004         /s/ Lance Larsen

Lance Larsen,

Chief Executive Officer

                   (PRINCIPAL EXECUTIVE OFFICER)

November 1, 2004          /s/ Lance Larsen

  Lance Larsen,

                    Chief Accounting Officer

                    (PRINCIPAL ACCOUNTING OFFICER)