Form 10KSB
period 2004-12-31
ANDEAN DEVELOPMENT CORP
filed 2005-04-22
CIK 943184

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2004

Commission File No. 33-90696

ANDEAN DEVELOPMENT CORPORATION

(Name of Small Business Issuer in Its Charter)

FLORIDA                                                    65-0420146

(State of Other Jurisdiction of                       (I.R.S. Employer

Incorporation or Organization)                      Identification No.)

9175 Mainwaring Road, Sidney, BC V8L 1J9

 (Address of Principal Executive Offices)                 (Zip Code)

(250) 656 - 8860

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

PART III

PART IV

Item 13. Exhibits and Reports on Form 8-K........................................................... 26

Signatures ................................................................................................................... 28

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

GENERAL

Andean Development Corporation ("ADC" or the "Company") was incorporated in Florida on October 19, 1994 and was a holding company for Errazuriz y Asociados Ingenieros S.A. ("AE&A"), and E&A Ingesis S.A. ("INA"), both Chilean corporations located in Santiago, Chile. On May 5, 2003, the Company entered into a Stock Purchase Agreement (the “Agreement”) whereby the Company would permit the transfer of 1,450,000 common shares from the former Chief Executive Officer (“CEO”) for a purchase price of $75,000. The agreement further provided that, at closing, the former CEO would acquire all of the operating assets and assume primarily all of the liabilities of the Company’s business, with exception of certain Assumed Liabilities in the amount of $57,000, as defined. In addition, the agreement provided that such assignment and assumption shall be effective and dated as of March 31, 2003.

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

INA was also developing, in a joint venture with genteAndina S.A.,  a Chilean company specializing in education (“genteAndina S.A”), a communication network and related software for (i) rural area remote education, and (ii) post graduate professional education "at home" for Union leaders and key employees in Chile, which, if successful, could be adopted and developed in other countries in South America.

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

EMPLOYEES

As of December 31, 2004, the Company did not employ any full-time employees.

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns no real estate and its office is supplied at no charge by its consultants.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Following the Company's initial public offering of its common stock, par value $.0001 ("Common Stock"), and redeemable common stock purchase warrants ("Warrants") on October 29, 1996, the Company's Common Stock and Warrants were traded principally on the National Association of Security Dealers Automatic Quotation - Small Cap Market System under the symbols "ADCC" and "ADCCW", respectively. On March 15, 2000, the NASDQ Listing Qualifications Panel delisted the Company's securities from the NASDAQ SmallCap Market. The securities were then listed on the over-the-counter Bulletin Board until May 15, 2000. On May 15, 2000, the securities were delisted from the over-the-counter Bulletin Board and the securities were traded on the "pink sheets." On July 3, 2003, the securities were relisted on the over-the-counter Bulletin Board under the symbol "ADCC".

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

Results of Operations (2004 compared to 2003)

Gross Revenues, Costs of Operations and Gross Profit

During the fiscal year ended December 31, 2004 the registrant recorded no revenues, no costs of operations and no profits.  This duplicates the results recorded for the year ended December 31, 2003.

Liquidity and Capital Resources

The Company has financed its operations and other working capital requirements principally from non-recorded advances from the principal shareholder.

Current Assets

Cash. As of December 31, 2004, the Company had in $0.00 cash compared to $ 0.00 as of December 31, 2003.

Total Current Assets. As of December 31, 2004, the Company had $0.00 in total assets as compared to $0.00 as of December 31, 2003.

Liabilities

Current liabilities. Current liabilities decreased from $57,000 at December 31, 2004 and $57,000  as at December 31, 2004.

The registrant’s liabilities of $57,000 were totally paid out in January, 2005.

ITEM 7. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2003 and 2002

Andean Development Corporation

1224 Washington Avenue

Miami Beach, FL 93229

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Andean Development Corporation and Subsidiaries as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Andean Development Corporation and Subsidiaries as of December 31, 2003 were audited by other auditors whose report thereon dated April 29, 2004 expressed an unqualified opinion of those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used, significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material aspects, the financial position of Andean Development Corporation and Subsidiaries as of December 31, 2004 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in the notes to the financial statements.  These financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Madsen & Associates CPA’s, Inc.

April 12, 2005

Salt Lake City, Utah

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2004

ASSETS	2004
Current Assets:
Cash	$ -
Total Current Assets	-

LIABILITIES & SHAREHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$ 57,000
Total Current Liabilities	57,000

Stockholders' Deficiency:
Preferred Stock, $.0001 par value; authorized 5,000,000 shares;
no preferred shares issued and outstanding	-
Common Stock, $.0001 par value; authorized 20,000,000 shares;
3,820,100 shares issued and outstanding	382
Additional Paid-In Capital	499,218
Accumulated Deficit	(555,600)
Total Shareholders' Deficiency	(57,000)

Total Liabilities and Shareholders' Deficiency	$ -

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

Revenues	$ -	$ -
Total Revenue	-	-
Expenses:
Selling and administrative expenses	1,000	-

Total operating Expenses	1,000	-

Other Income (expense)
Loss on disposition of assets and liabilities	-	(555,600)

Loss from continuing operations
before provision for income taxes	-	(555,600)
Provision for income taxes	-	-

Net Loss	(1,000)	(555,600)

Loss per common share:
Net loss from continuing operations	(.00)	(0.20)

Weighted average common shares
outstanding- basic and diluted	2,903,433	2,820,100

			ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES
			CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY

			FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

		Preferred Stock		Common Stock
		5,000,000 shares		20,000,000 shares
		authorized		authorized		Additional

	Shares	Par Value	Shares	Par Value	Treasury	Paid-in	Accumulated
	Issued	$.0001 per share	Issued	$.0001 per share	Stock	Capital	Deficit

	-	-			-

	-	-	-	-	-

	-	-	-	-	-	-	-

Balance at
December 31, 2002	-	-	2,820,000	282	-	5,660,187	(4,796,816)

Restatement of
accumulated deficit
subject to quasi
reorganization	-	-	-	-	-	(5,161,869)	4,796,816

Net loss	-	-	-	-	-	-	(5,556,000)

Balance at
December 31, 2003	-	-	2,820,000	282	-	498,318	(555,600)

Issuance of common stock
for services at .001 per share	-	-	1,000,000	100	-	900	1,000

Net loss	-	-	-	-	-	-	(1,000)

Balance at
December 31, 2004	-	-	3,820,000	382	-	499,218	(555,600)

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2004 and 2003

	2004	2003
Cash Flows used in Operating Activities:
Net Loss	$ (1,000)	$ (555,600)

Adjustments to reconcile net loss to net cash used in
operating activities
	-	-
Common stock issued for services	1,000	-
	-	-
	-	-
Disposition of assets and liabilities	-	555,600

Changes in assets and liabilities:
Accounts receivable	-	49,693
Notes receivable	-	231,846
Other current assets	-	(192,790)
	-	-
Accounts payable and accrued expenses	-	(57,800)
Increase (decrease) in staff severence indemnities	-	(32,018)
NET CASH USED IN OPERATING ACTIVITIES	-	(1,069)

	-	-

ANDEAN DEVELOPMENT CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2004 and 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Andean Development Corporation, a Florida corporation (“the Company”) was engaged in the business of providing engineering and project management services for energy and private works projects and sells, as agent, major electrical and mechanical equipment.  The Company also advises and assists large private utilities and government agencies in obtaining land easements from private owners for installation of electrical lines, sewer plant infrastructure, piping and roads. The costs associated with the ongoing operations of the Company made it exceedingly difficult to achieve profitability in the business, which resulted in continuing losses.  As a result of those ongoing operating losses and expenses, the Company had a significant working capital deficit, negative stockholder’s equity, and depleted available cash to fund operations.  The Company was unable to raise required capital to continue its business in its current form and commenced plans to divest all of its operations and sell substantially all of its assets.  On May 5, 2003, the Company entered into a stock purchase agreement (further described in Note 2) whereby the former Chief Executive Officer of the Company (“CEO”) would acquire all of the operating assets and assume primarily all of the liabilities of the Company’s engineering and project management services business in exchange for the sale of 1,450,000 common shares. As a result of the consummation of this agreement, the Company currently has no assets or material liabilities.

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

Functional Currency

The Company operated its lines of business principally in Chile, Peru, Argentina and Spain. The consolidated financial statements have been translated in accordance with the provisions set forth in Statement of Financial Accounting Standards No. 52, "foreign currency translation" from Chilean pesos and Spanish pesetas (the functional currencies) into U.S. dollars (the reporting currency).  The exchange rate used at December 31, 2003 and for assets and liabilities was 695.89 and 656.20 Chilean pesos to U.S 2002. $1.00, respectively.   Shareholders' equity and components are translated at historical rates.  The weighted average exchange rates used during the years ended December 31, 2002 and 2001, respectively, for results of operations were 671.14 and 643.09 Chilean pesos to U.S. $1.00, respectively, and 185.85 and 179.86 Spanish pesetas to U.S. $1.00, respectively.  The effects of exchange rate changes are reflected as a separate component of shareholders' equity.

Revenue Recognition

The Company earned revenue principally from commissions associated with the sale of equipment and from fees for the performance of engineering services and providing technical assistance in the development of specialized projects.  Revenues for fees associated with services are recognized when performed and are based on standard billing rates. The Company earns commissions on the sale of equipment.  For turnkey jobs, commissions are earned when the contracts are signed and “Orders to Proceed" are issued.  In some instances, due to the significant time the Company is required to wait for   payment, commissions that the Company initially believed it had earned are changed.  Due to the Company's inability to determine the amount of commissions, the Company, commencing in 1999, recognizes commissions only when they are received.  This change in policy is not deemed to have a material impact on the Company's consolidated financial statements.

The Company earned no revenues from its educational and software development activities in 2004 and 2003.

Concentrations of Credit Risk

A significant portion of the Company's sales have been to several large customers and, as such, the Company is directly affected by the well-being of those customers.  However, the credit risk associated with trade receivables is minimal due to the significant size of the Company’s customers and the Company's ongoing efforts to monitor the credit worthiness of its customers.

Fair Values of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of cash, short-term investments, accounts receivable, notes receivable, accounts payable and notes payable approximate the carrying amounts at December 31, 2004 and 2003.

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

Income taxes

The Company uses the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  An allowance against deferred tax assets is recorded, when it is more than likely than not, that such benefits will not be realized.  Any expected income tax benefit has been fully offset by a valuation reserve because the future use to the tax benefit is doubtful.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact its financial statements.

Basic and Dilutive Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.  Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes anitdilutive and then only the basic per share amounts are shown in the report.

NOTE 2 – STOCK PURCHASE AGREEMENT

In 2003, the Company was unable to raise the required capital to continue its business in its present form and commenced plans to divest all of its operations and sell substantially all of its assets.  On May 5, 2003, the Company entered into a Stock Purchase Agreement (the “Agreement”) whereby the Company would purchase 1,450,000 common shares from the former Chief Executive Officer (“CEO”) for a purchase price of $75,000 to be paid on by a related party on behalf of the Company. The agreement further provided that, at closing the former CEO would acquire all of the operating assets and assume primarily all of the liabilities of the Company’s business, with exception of certain Assumed Liabilities in the amount of $57,000, as defined. In addition, the agreement provides that such assignment and assumption shall be effective and dated as of March 31, 2003.

NOTE 3 – SHAREHOLDERS’ EQUITY

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On April 1, 2004, the Company engaged Jewett Schwartz & Associates to act as the Company’s independent certified public accountant.  Jewett Schwartz & Associates Certified Public Accountants were appointed by the Company on April 1, 2004 to audit the Company’s financial statements for the fiscal year ended December 31, 2003. In March of 2005 the registrant appointed Madsen & Associates, CPA’s, Inc. as their new Independent Auditors. Prior to their appointment as independent accountants, neither the Company nor anyone on its behalf consulted  Madsen& Associates CPA’s, Inc. regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, nor has the Company’s provided to the Company a written report or oral advice regarding such principles or audit opinion.

During the Company’s last fiscal year and any subsequent interim period preceding the date of dismissal, there were no disagreements between Jewett, Schwartz & Associates and the Company, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

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

ITEM 10. EXECUTIVE COMPENSATION AND EMPLOYMENT AGREEMENTS

The registrant paid no compensation to its Chief Executive Officer during the year ended December 31, 2004.  It has no employment contract with its sole officer and director.

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

The options mentioned above in this paragraph have been cancelled.  As a result the registrant has no outstanding option s as of December 31, 2004.

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

No options are outstanding under either plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2004, the beneficial ownership of Common Stock of all directors of the Company, all directors and officers of the Company as a group, and each person who is known to the Company to own beneficially more than 5% of the Company's Common Stock.

Name of Beneficial Owner	Amount/ Nature of Ownership (1)	Percentage of Class
Lance Larsen	900,000	31.92
Sandringham Investments Limited	525,000	18.62

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

(a)      Exhibits

23.1     Consent of Independent Auditors

99.1

Certification of Chief Executive Officer Pursuant to Section 302 of the

  Sarbanes-Oxley Act.    (3)

99.2

Certification of Principal Financial and Accounting Officer Pursuant

to Section 302 of the Sarbanes-Oxley Act.   (3)

99.3

Certification of Chief Executive Officer Pursuant to Section 906 of the

Sarbanes-Oxley Act.   (3)

99.4Certification of Chief Accounting Officer Pursuant to Section 906 of the

Sarbanes-Oxley Act. (3)

 (b) Reports on Form 8-K. The Company  filed a Report on Form 8-K on April 21, 2005 regarding the change in the Registrant’s Independent Accountant.  Acopy of this is included in this filing as Exhibit 99.5

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended December 31, 2003

Audit Fees:   The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2004 was approximately $2,000.

Audit Related Fees:  The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended December 31, 2004 were $-0-.

All Other Fees:  The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year 2004 was $-0-.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Andean Industries Corporation, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Andean Development Corporation.

By /s/ Lance Larsen

-------------------------------------------

Chief Executive Officer

and Chief Accounting  Officer

Date: April 15, 2004