Form 10QSB
period 2005-03-31
ANDEAN DEVELOPMENT CORP
filed 2005-05-16
CIK 943184

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-28806

Andean Development Corporation

(Name of small business issuer in its charter)

                      Florida

65-0420146

(State or other jurisdiction of incorporation )

(I.R.S.Employer identification No.)

9175 Mainwaring Road, Sidney, BC V8L 1J9

 (Address of Principal Executive Offices)                 (Zip Code)

(250) 656 - 8860

(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of May 16, 2005, there were 3,820,100 shares of the registrant's common stock outstanding.

Andean Development Corporation

Part I.  Financial Information

Page

Item 1.

Condensed Consolidated Financial Statements and Notes to Consolidated Financial Statements

(a)

Consolidated Balance Sheet  for the Three Months Ended March 31, 2005 (unaudited) and Year Ended December 31, 2004 (Audited)

(b)

Condensed Statements of Operations for the Three Months Ended March 31, 2005 and 2004 (audited)

3

(b)

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004 (audited)

4

      (d)   Notes to Consolidated Financial Statements (unaudited)

8

Item 2.    Management's  Discussion  and  Analysis  of  Financial  Condition  and Results  of

              Operations

14

Item 3.    Controls and Procedures

19

Part II.  Other Information

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signature

23

PART I FINANCIAL INFORMATION

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the company’s annual report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.

Andean Development Corporation

Condensed Consolidated Financial Statements

March 31, 2005

Condensed Consolidated Financial Statements

Balance Sheet                                                  F-1

Operations                                                        F-2

Cash Flows                                                      F-3

Notes to Condensed Consolidated Financial Statements            F-4

ASSETS
	March 31,	December 31,
	2005	2004

Current Assets:
Cash	$ -	$ -
Total Current Assets	-	-

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	57,150	$ 57,000
Total Current Liabilities	57,150	57,000

Shareholders' Deficiency:
Preferred stock, $.0001 par value; authorized
5,000,000 shares, no shares issued and outstanding
Common Stock, $.0001 par value; authorized
20,000,000 shares; issued and outstanding 3,820,100
at March 31, 2005 and December 31, 2004, respectively.	$ 382	$ 382
Paid-In Capital	499,218	499,218
Accumulated Deficit	(556,750)	(556,600)
Total Stockholders' Equity (Deficit)	(57,150)	(57,000)

Total Liabilities and Stockholders' Equity	$ -	$ -

F-1

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004

Net Sales:	$ -	$ -
Cost of goods sold	-	-

Gross Profit	-	-

Operating Expenses:
Selling and Administrative Expenses	150	-

Total operating expenses	150	-

Loss Before Provision for Income Taxes	$ (150)	$ -
Provision for income taxes	-	-
Net (loss)	(150)	-

Weighted Average Shares
Common Stock Outstanding	3,820,100	2,820,100

Net Loss Per Common Share
(Basic and Fully Dilutive)	(0.00)	(0.00)

F-2

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004
Cash Flows Used in Operating Activities:
Net Loss	$ (150)	$ -
Adjustments to reconcile net (loss) to net cash provided
by operating activites:	-

Changes to Operating Assets and Liabilities:
(Increase) decrease in Accounts payable and accrued expenses	150	-

Net Cash Used in Operating Activities	-	-

Net Decrease in Cash	-	-

Cash at Beginning of Period	-	-

Cash at End of Period	$ -	$ -

F-3

ANDEAN DEVELOPMENT CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2005 and 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Andean Development Corporation, a Florida corporation (“the Company”) was engaged in the business of providing engineering and project management services for energy and private works projects and sells, as agent, major electrical and mechanical equipment.  The Company also advises and assists large private utilities and government agencies in obtaining land easements from private owners for installation of electrical lines, sewer plant infrastructure, piping and roads. The costs associated with the ongoing operations of the Company made it exceedingly difficult to achieve profitability in the business, which resulted in continuing losses.  As a result of those ongoing operating losses and expenses, the Company had a significant working capital deficit, negative stockholder’s equity, and depleted available cash to fund operations.  The Company was unable to raise required capital to continue its business in its current form and commenced plans to divest all of its operations and sell substantially all of its assets.  On May 5, 2003, the Company entered into a stock purchase agreement (the “Agreement”) whereby the Company would purchase 1,450,000 common shares from the former Chief Executive Officer (“CEO”) for a purchase price of $75,000 to be paid on by a related party on behalf of the Company.  The Agreement further provided that at closing the former CEO would acquire all of the operating assets and assume primarily all of the liabilities of the Company’s business, with the exception of certain Assumed Liabilities in the amount of $57,000, as defined.  In addition, the Agreement provides that such assignment and assumption shall be effective and dated as of March 31, 2003.

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2005 and the results of its operations and cash flows for the three months ended March 31, 2005 and 2004, have been included.  The results of operations of such interim period are not necessarily indicative of the results of the full year.

F-4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, all of which may be beyond the control of the Company. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management’s Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 2004 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

Company’s Overview

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

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires application of management’s subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in the subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to consolidated financial statements included in the  Form 10-QSB, we believe that the following accounting policies require the application of significant judgments and estimates.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005

TO THREE MONTHS ENDED MARCH 31, 2004

Gross Revenues and Costs of Operations

Gross revenues, $-0- as of the three months ended March 31, 2004 remained at $-0- for the three months ended March 31, 2005, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Cost of Operations, $-0- as of the three months ended March 31, 2004 remained at $-0- for the three months ended March 31, 2005, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Selling and Administrative Expenses, Incomes (Loss) from Operations

Selling and administrative expenses, $-0- as of the three months ended March 31, 2004 increased to $150.00 for the three months ended March 31, 2005, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations and payment of the annual report fee to the State of Florida.

Income (loss) from operations, $-0- as of the three months March 31, 2004 increased to a loss of ($150.00) for the three months ended March 31, 2005, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations and payment of the annual report fee to the State of Florida.

Net Income (Loss) Before Income Tax

Net loss before income taxes, $-0- as of the three months ended March 31, 2004 increased to a loss of ($150.00) for the three months ended March 31, 2005, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations and payment of the annual report fee to the State of Florida.

Liquidity and Capital Resources

 The Company previously financed its operations and other working capital requirements principally from operating cash flow and bank financing. Currently the Company has no liquidity or capital resources, primarily as a result of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Current Assets

Cash,  $-0- as of the three months ended March 31, 2004 remained at $-0- for the three months ended March 31, 2005, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Total current assets, $-0- as of the three months ended March 31, 2004 remained at $-0- for the three months ended March 31, 2005, primarily as a consequence of the Company’s decision to divest itself of its assets and liabilities and cease operations.

Liabilities

Current liabilities remained at $57,000 as of the three months ended March 31, 2004, primarily as a result of the remaining accounts payable subsequent to the Company’s decision to divest itself of its assets and liabilities and cease operations.

As of March 31, 2004, there were no commitments for long-term capital expenditures.  If the Company is unable to procure a business acquisition, additional funding to comply with regulatory requirements will become necessary.  No assurances can be given that either equity or debt financing will be available.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2005.

8

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

            Not applicable

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

            Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

            Not applicable

Item 6.  Exhibits and Reports on Form 8-K

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

B.

Reports on Form 8-K

None.

9

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 16, 2005.

ANDEAN DEVELOPMENT CORPORATION

By   /s/Lance Larson

Lance Larson

Chief Executive Officer

Date:  May 16, 2005

        By  /s/ Lance Larson

Lance Larson

Principal Accounting Officer

Date:  May 16, 2005

10