Form 10QSB
period 2005-06-30
ANDEAN DEVELOPMENT CORP
filed 2005-08-15
CIK 943184

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2005

[]       TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934 for the transition period from  __________________

         to __________________

         Commission File Number 0-28806

ANDEAN DEVELOPMENT CORPORATION

(Exact Name of small business issuer as specified in its charter)

Florida 65-0420146
(State or other Jurisdiction of I.R.S. Employer Identi-
Incorporation or Organization fication No.)

9175 Mainwaring Road, Sidney BC V8L 1J9
(Address of Principal Executive Offices) (Zip Code)

(250) 656 - 8860

 (Issuer's Telephone Number, including Area Code)

         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the  Securities  Exchange Act of

1934  during  the  preceding  12 months  (of for such  shorter  period  that the

Registrant  was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                                          Yes    X           No

         Indicate  the  number of  shares  outstanding  of each of the  issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.0001 par value                                       3,835,100

----------------------------------                   ----------------------

Title of Class                                    Number of Shares outstanding

                                                              at June 30, 2005

Transitional Small Business Format     Yes            No    X

1

PART I FINANCIAL INFORMATION

General

    The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the company’s annual report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter and the six months ended June 30, 2005 are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.

ANDEAN DEVELOPMENT CORPORATION

Balance sheet (unaudited)

ASSETS
	June 30,	December 31,
	2005	2004

Current Assets:
Cash	$ -	$ -
Total Current Assets	-	-

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$ 150	$ 57,000
Convertible promissory notes	57,000
Total Current Liabilities	57,150	57,000

Shareholders' Deficiency:
Preferred stock, $.0001 par value; authorized
5,000,000 shares, no shares issued and outstanding
Common Stock, $.0001 par value; authorized
100,000,000 shares; issued and outstanding 3,835,100 and 3,820,100
at March 31, 2005 and December 31, 2004, respectively.	$ 384	$ 382
Paid-In Capital	500,716	499,218
Accumulated Deficit	(558,250)	(556,600)
Total Stockholders' Equity (Deficit)	(57,150)	(57,000)

Total Liabilities and Stockholders' Equity	$ -	$ -

-

ANDEAN DEVELOPMENT CORPORATION

Statements of Operations (unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net Sales:	$ -	$ -	$ -	$ -

Gross Profit	-	-	-	-

Operating Expenses:
Selling and Administrative Expenses	1,500	-	1,650	-

Total operating expenses	1,500	-	1,650	-

Loss Before Provision for Income Taxes		$ -	$ -	$ -
Provision for income taxes	-	-	-	-
Net (loss)	-	-	-	-

Weighted Average Shares
Common Stock Outstanding	3,830,100	2,820,100	3,825,100	2,820,100

Net Loss Per Common Share
(Basic and Fully Dilutive)	(0.00)	(0.00)	(0.00)	(0.00)

ANDEAN DEVELOPMENT CORPORATION

Statements of Cash Flows (unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Cash Flows Used in Operating Activities:
Net Loss	$ (1,500)	$ -	$ (1,650)	$ -
Adjustments to reconcile net (loss) to net cash provided
by operating activites:	-
Common stock issued for services	1,500		1,500

Changes to Operating Assets and Liabilities:
(Increase) decrease in Accounts payable and accrued expenses	57,000	-	150	-
(Increase) decrease in promissory notes	(57,000)

Net Cash Used in Operating Activities		-	-	-

Net Decrease in Cash	-	-	-	-

Cash at Beginning of Period	-	-	-	-

Cash at End of Period	$ -	$ -	$ -	$ -

ANDEAN DEVELOPMENT CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Andean Development Corporation, a Florida corporation (“the Company”) was engaged in the business of providing engineering and project management services for energy and private works projects and sells, as agent, major electrical and mechanical equipment.  The Company also advises and assists large private utilities and government agencies in obtaining land easements from private owners for installation of electrical lines, sewer plant infrastructure, piping and roads. The costs associated with the ongoing operations of the Company made it exceedingly difficult to achieve profitability in the business, which resulted in continuing losses.  As a result of those ongoing operating losses and expenses, the Company had a significant working capital deficit, negative stockholder’s equity, and depleted available cash to fund operations.  The Company was unable to raise required capital to continue its business in its current form and commenced plans to divest all of its operations and sell substantially all of its assets.  On May 5, 2003, the Company entered into a stock purchase agreement (the “Agreement”) whereby the Company would purchase 1,425,000 common shares from two parties (including 900,000 shares to the current officer and director and 525,000 shares to another non-affiliated party) for a purchase price of $75,000 to be paid on by a related party on behalf of the Company.  The Agreement further provided that at closing the former CEO would acquire all of the operating assets and assume primarily all of the liabilities of the Company’s business, with the exception of certain Assumed Liabilities in the amount of $57,000, as defined.  In addition, the Agreement provides that such assignment and assumption shall be effective and dated as of March 31, 2003.

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2005 and the results of its operations and cash flows for the three months ended June 30, 2005 and 2004, have been included.  The results of operations of such interim period are not necessarily indicative of the results of the full year.

NOTE 2 – CONVERTIBLE PROMISSORY NOTES

The Company has outstanding $57,000 in convertible promissory notes, payable upon demand and non-interest bearing.  The notes are convertible upon any change of control in the Company into a number of shares of common stock equal to $57,000 divided by the book value of the Company immediately prior to the change of control, but in any event not less than $.0001 per share.

NOTE 3 – COMMON STOCK

The Company amended its articles of incorporation in March of 2004 to change the total authorized number of common shares from 20,000,000 to 100,000,000.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

The Company has no operations and no working capital. Expenses are being accrued until such time as an acquisition can be made or the Company is able to enter a new business.

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

Changes in Internal Controls

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2005.

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

B.

Reports on Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

    ANDEAN DEVELOPMENT CORPORATION

Date:   August 11, 2005

By:/s/ Lance Larson

-------------------------

     Lance Larson,

 CEO and Chief Financial Officer

 (chief executive, financial and

 accounting officer and duly

 authorized officer)