Form 10QSB
period 2005-09-30
ever-glory international group, inc.
filed 2005-11-21
CIK 943184

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

Commission File Number 0-90696

EVERY-GLORY INTERNATIONAL GROUP, INC.

__________

 (Exact Name of small business issuer as specified in its charter)

ANDEAN DEVELOPMENT CORPORATION____

__________

 (Former Name)

            Florida

65-0420146

(State or other Jurisdiction of

I.R.S. Employer Identi-

Incorporation or Organization

fication No.)

17870 E. Castleton Street, #335 City of Industry, CA

91748

_______________________

________

 (Address of Principal Executive Offices)

(Zip Code)

(239) 513-9265

(Issuer's Telephone Number, including Area Code)

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

Yes    X           No

Indicate by check mark whether the Registrant (is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                No    X

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.0001 par value

               79,886,730

Title of Class

Number of Shares outstanding

at September 30, 2005

Transitional Small Business Format     Yes            No    X

ANDEAN DEVELOPMENT CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF SEPTEMBER 30, 2005 (UNAUDITED)

The accompanying notes are an integral part of these financial statements

ANDEAN DEVELOPMENT CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

 (UNAUDITED)

	*	-	*	92,928	*	512,401	*	235,980
	4,060,499		1,639,725		6,367,969		3,635,535
		4,060,499		1,732,653		6,880,370		3,871,515

(3,433,815)		(1,070,380)		(5,703,150)		(2,787,139)

626,684		662,273		1,177,220		1,084,376

	42,045		-		42,045		-
	23,470		9,222		56,935		22,471
	114,335		126,770		417,124		389,220
	13,437		6,164		20,425		18,492
		193,287		142,156		536,529		430,183

433,397		520,117		640,691		654,193

	-		-		-		(13,084)
	35,265		124		114,520		299
	(2,921)		(2,977)		(4,486)		-
	-		-		1,402
	(2,336)		-		(6,205)		(9,191)
		30,008		(2,853)		103,829		(20,574)

463,405		517,264		744,520		633,619

(119,269)		(46,802)		(222,607)		(60,764)

344,136		470,462		521,913		572,855

	49,222		-		49,222		-

*	393,358	*	470,462	*	571,135	*	572,855

*	0.04	*	0.06	*	0.06	*	0.07

	8,889,648		7,673,325		8,080,256		7,673,325

The accompanying notes are an integral part of these financial statements

ANDEAN DEVELOPMENT CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

*
		521,913		572,855

		42,045		-
		98,806		87,066
		20,425		18,492
		-		13,084

		161,395		(316,034)
		(203,343)		(5,616)
		164,249		(1,510,379)
		(1,857,790)		3,770,946

		(48,761)		(40,494)
	**				78,670	(121,823)
		835,724		(32,370)
		29,535		(14,392)
		32,436		(58,700)
		(124,696)		2,362,635

	(650,309)		(2,333,943)
		(650,309)		(2,333,943)

	616,523		-
		616,523		-

(158,482)		28,692

21,415		-

160,612		22,225

	23,545		50,917

		4,486		-

		252,040		82,424

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2005, the Company issued 7,673,325 shares of common stock for 100% of the common stock of Prefect Dream Limited.

During 2005, the Company issued 2,500,000 shares of common stock to exchange a Convertible Promissory Notes.

During 2005, the Company issued 210,226 shares of common stock valued at 42,045 for consultant services.

The accompanying notes are an integral part of these financial statements

ANDEAN DEVELOPMENT CORPORATION

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005 (UNAUDITED)

NOTE 1.

ORGANIZATION AND BASIS OF PRESENTATION

Andean Development Corporation (“Andean”) is a US listed company which was incorporated in Florida on October 19, 1994.

Perfect Dream Limited (“Perfect Dream”) was incorporated in the British Virgin Islands on July 1, 2004. Goldenway Nanjing Garments Company Limited (“Goldenway”), a People’s Republic of China (“PRC”) limited liability company was incorporated on December 31, 1993 with its principal place of business in Nanjing, PRC.  Goldenway is principally engaged in the manufacturing and sale of garments.

During 2004, Perfect Dream entered into two purchase agreements with two shareholders of Goldenway to acquire 100% of the registered capital of Goldenway for $1,288,404 and the issue of 50,000 common shares of Perfect Dream. The transactions have been accounted for as a reorganization of entities under common control as the companies were beneficially owned by principally identical shareholders and share common management.

On July 29, 2005, Andean entered into an Agreement and Plan of Reorganization with the shareholders of Perfect Dream to exchange 100% of Prefect Dream’s outstanding shares for 7,673,325 shares of Andean.

The merger of Andean and Perfect Dream has been recorded as a recapitalization by Andean, with Perfect Dream being treated as the continuing entity.  The financial statements have been prepared as if the reorganization had occurred retroactively.  Andean, Perfect Dream and Goldenway are hereafter referred to as (the “Company”). The transactions were treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer (“Prefect Dream”) and as a reorganization by the accounting acquiree (“Andean”).

Accordingly, the financial statements include the following:

(1)

The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2)

The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2005, the results of operations for the three-month and nine-month periods ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004. The results for the period ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005.

NOTE 2.

PRINCIPLES OF CONSOLIDATION

The accompanying September 30, 2005 unaudited condensed consolidated financial statements include the accounts of Andean, its 100% owned subsidiary Prefect Dream and its 100% owned subsidiary Goldenway. All significant inter-company balances and transactions have been eliminated in consolidation.

ANDEAN DEVELOPMENT CORPORATION

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005 (UNAUDITED)

NOTE 3.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 4.

CASH AND CASH EQUIVALENTS

For purpose of the unaudited condensed consolidated statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than 3 months.

NOTE 5.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial      Instruments," requires certain disclosures regarding the fair value of financial instruments. Trade   accounts receivable, accounts payable, and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of the instruments.

NOTE 6.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company is the Chinese Renminbi (“RMB”).  Transactions denominated in currencies other than RMB are translated into United States dollars using period end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses.  Capital accounts are translated at their historical exchange rates when the capital transaction occurred.  Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholder’s equity as other comprehensive income (loss).

NOTE 7.

COMPREHENSIVE INCOME (LOSS)

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to United States Dollar is reported as other comprehensive income (loss) in the statements of operations and stockholders’ equity.

NOTE 8.

EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities for the nine months ended September 30, 2005 and 2004.

NOTE 9.

SEGMENTS

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). SFAS establishes standards for operating information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decision how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company’s principal operating segments.

ANDEAN DEVELOPMENT CORPORATION

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005 (UNAUDITED)

NOTE 10.

CONVERTIBLE PROMISSORY NOTES

The convertible promissory notes was exercised on July 31, 2005 and converted into 2,500,000 shares of the company.

NOTE 11.

COMMITMENTS AND CONTINGENCIES

(A)

Employee Benefits

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amount accrued for medical and pension benefits. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B)

Commitments

According to the Articles of Association of Goldenway has to fulfill registered capital of $17,487,894 within three years from February 2, 2005.  As of September 30, 2005, the Company has fulfilled $680,000 of registered capital requirement and has registered capital commitments of $16,807,894; $1,943,184 is payable by December 31, 2005 and $14,864,710 is payable by February 1, 2008.

As at September 30, 2005, the Company had commitments for capital projects in progress of approximately $274,000.

NOTE 12.

SHAREHOLDERS’ EQUITY

(A)

Common Stock

The Company amended its articles of incorporation in March of 2004 to change the total authorized number of common shares from 20,000,000 to 100,000,000.

The Company affected a one for thirty reverse stock split of its common stock of 3,835,100, resulting in approximately 127,837 post split shares outstanding.

(B)

Stock issuances

On July 31, 2005, the convertible promissory notes was exercised and converted into 2,500,000 shares of the company.

On August 22, 2005, the Company entered into an Agreement and Plan of Reorganization with the shareholders of Prefect Dream to acquire 100% of Prefect Dream’s equity. The Company issued 7,673,325 shares in exchange for 100% of Prefect Dream’s issued and outstanding shares.

On August 22, 2005, the Company issued 63,068 shares of common stock, to a broker for services having a fair value of $12,614.

On August 22, 2005, the Company issued 147,158 shares of common stock, to a broker for services having a fair value of $29,431.

(C)

Appropriated retained earnings

The Company is required to make appropriations to reserves funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”).  Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

ANDEAN DEVELOPMENT CORPORATION

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005 (UNAUDITED)

NOTE 13.

RELATED PARTY TRANSACTIONS

During 2005, the Company issued 7,673,325 shares to shareholders of Perfect Dream for 100% of the issued and outstanding shares of Prefect Dream.

During 2005, the Company sub-contracted certain manufacturing work valued at $1,687,246 to certain of its related companies.  The Company provided the raw materials to the sub-contractor who charges the Company a fixed labor charge for the sub-contracting work.

During 2005, the Company had related party sales of $512,401.

The Company is owed $2,380,638 from related companies as of September 30, 2005 for products sold and advances made. With effect from January 1, 2005, the Company charges interest to related companies for advances made at 6% per annum. Total interest charged for the nine months ended September 30, 2005 was $114,098. The advances made to related companies are repayable on demand.

The Company owed related companies $273,157 as of September 30, 2005 for sub-contracting work.

NOTE 14.

CONCENTRATIONS AND RISKS

During 2005, 100% of the Company’s assets were located in China.

In 2005, the Company relied on two customers for approximately $1,692,995 and $1,089,384 respectively representing in aggregate 40% of sales.

In 2005, the Company relied on one supplier for 38% of its purchases.

NOTE 15.

SUBSEQUENT EVENTS

(1)

On October 24, 2005, Prefect Dream contributed registered capital of $500,000 to Goldenway.

(2)

On October 26, 2005, the Company authorized 10,000 shares of Series A Convertible Preferred Stock, and holders of 7,883,551 then outstanding shares of common stock (acquired in connection with the acquisition of Perfect Dream) exchanged their 7,883,551 shares of common stock for 7,883.551 shares of a new series of preferred stock, in order to increase the availability of common stock for public shareholders. Each share of the new series of preferred stock had upon issuance the same voting, dividend and liquidation rights as 1,000 shares of common stock and will convert back into common stock at such time as the Company is able to increase the number of authorized shares of common stock.. Effective November 8, 2005, the Company effected a 7.6-for-1 forward stock split on the remaining outstanding 2,627,861 shares, which increased the number of outstanding shares to 19,971,743 shares. Under the adjustment provisions of the Series A Convertible Preferred Stock, the conversion, voting, dividend and liquidation ratios of the Series A Convertible Preferred Stock were all increased by the forward stock split from 1,000 for one to 7,600 for one (a total of 59,914,987 shares of common stock fully converted). The Series A Convertible Preferred Stock will be converted back into common stock at such time as the number of shares of authorized common stock is increased from the current 20 million shares to 100,000,000 or more via a proposed amendment to the Articles of Incorporation. The relative voting and equity ownership of the Company’s equityholders was unchanged by the exchange for Series A Convertible Preferred Stock and the forward stock split. If all the Series A Convertible Preferred Stock were converted as of September 30, 2005, there would be 79,886,730 outstanding shares of common stock.

(3)

On November 17, 2005, the Company filed an Amendment to its Articles of Incorporation to change its name to Ever-Glory International Group, Inc.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Sales increased from $3,871,515 in the nine months ended September 30, 2004 compared to  $6,880,370 for the nine months ended September 30, 2005, and increased from $1,732,653 for the three months ended September 30, 2004 to $4,060,499 in the three months ended September 30, 2005. However, because of a decrease in 2005 gross margins net after tax income increased only slightly from $641,109 for the nine months ended September 30, 2004 to $682,736 in the nine months ended September 30, 2005, and was slightly lower for the three months ended September 30, 2005.  Gross margins decreased in 2005 as the Company accepted a large volume of low margin orders in order to maintain its export quota. As of the quarter ended September 30, 2005, and in connection with acquiring its status as a public company, the Company is discontinuing sales to related parties in order to eliminate any perceived conflicts of interest. The increase in sales was primarily due to increased sales to our major customers.

As of September 30, 2005 our stockholders’ equity was $5.1 million and our working capital was approximately $1,097,000.  We believe we have sufficient cash for operations for the foreseeable future under current levels of operations, but our plan to expand our physical plant and increase marketing will require an estimated $5 million in additional funding, to come from one or more future equity offerings. The Company has not entered into any agreement to place its securities.

Pursuant to the World Trade Organization (WTO) Agreement, effective January 1, 2005, the United States and other WTO member countries removed quotas from WTO members. In certain instances, the elimination of quotas affords the Company greater access to foreign markets; however, as the removal of quotas resulted in an import surge from China, the U.S. took action in May 2005 and imposed safeguard quotas on seven categories of goods. Exports of each specified product category will continue to be admitted into the United States in the ordinary course until the restraint level for that category is reached, after which further exports will be embargoed and will not be cleared until after January 2006. Additionally, on June 10, 2005, in response to the surge of Chinese imports into the European Union (EU), the EU Commission signed a Memorandum of Understanding (MOU) with China in which ten categories of textiles and apparel will be subject to restraints. Certain of the Company’s apparel products fall within the categories subject to the safeguards in the U.S. and the EU, which could adversely affect the Company’s ability to export these products and make them available to sell. At this time, based on expected U.S. and EU actions and other mitigating factors, the Company believes that such safeguard measures will not have a material impact on its sales in the U.S. and EU. On a longer term basis, if necessary, the Company expects to adjust the types of apparel it manufactures and therefore believes that the aforementioned restraints and safeguard measures will not have a material impact on its sales and profitability. There can be no assurance that additional trade restrictions will not be imposed on the exports of the Company’s products in the future. Such actions could result in increases in the cost of its products generally and may adversely affect the Company’s results of operations. The Company continues to monitor the developments described above.

Possible Volatility of Stock Price

The market price for shares of the Company’s common stock may be volatile and may fluctuate based upon a number of factors, including, without limitation, business performance, news announcements or changes in general market conditions.

Other factors, in addition to the those risks included in this section, that may have a significant impact on the market price of the Company’s common stock include, but are not limited to:

•	receipt of substantial orders or order cancellations of products;
•	quality deficiencies in services or products;

•	international developments, such as technology mandates, political developments or changes in economic policies;
•	changes in recommendations of securities analysts;

•	shortfalls in the Company’s backlog, revenues or earnings in any given period relative to the levels expected by securities analysts or projected by the Company;
•	government regulations, including stock option accounting and tax regulations;

•	energy blackouts;
•	acts of terrorism and war;

•	widespread illness;
•	proprietary rights or product or patent litigation;

•	strategic transactions, such as acquisitions and divestitures;
•	rumors or allegations regarding the Company’s financial disclosures or practices; or

•	earthquakes or other natural disasters concentrated in Nanjing, China where a significant portion of the Company’s operations are based.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Due to changes in the volatility of the Company’s common stock price, the Company may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources.

Forward-Looking Statements

This document contains certain statements of a forward-looking nature. Such statements are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including but not limited to growth and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “will,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to: the ability to timely and accurately complete product orders; the ability to coordinate product design with its customers; its dependence on a limited number of larger customers; political and economic factors in the Peoples’ Republic of China; the ability of the Company’s internal production operations to increase production volumes on finished goods in a timely fashion in response to increasing demand and enable the Company to achieve timely delivery of finished goods to its customers;  the Company’s ability to expand and grow its distribution channels; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders; a weakening of economic conditions could continue to reduce demand for products sold by the Company and could adversely affect profitability; terrorist acts, or the threat thereof, could adversely affect consumer confidence and spending, could interrupt production and distribution of product and raw materials and could, as a result, adversely affect the Company’s operations and financial performance; the acceptance in the marketplace of the Company’s new products and changes in consumer preferences; reductions in sales of products, either as the result of economic or other conditions, or reduced consumer acceptance of a product, could result in a buildup of inventory; the ability to source raw materials and finished products at favorable prices to the Company; the potential impact of  power crises on the Company’s operations including temporary blackouts at the Company’s facilities; foreign currency exchange rate fluctuations; earthquakes or other natural disasters; the Company’s ability to identify and successfully execute cost control initiatives; the impact of quotas, tariffs, or safeguards on the importation or exportation of the Company’s products and other risks outlined above and in the Company’s other filings made periodically by the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update this forward-looking information. Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this press release. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

Item 3.

Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10Q, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS  -  None

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – Information supplied in Current Report on Form 8-K dated August 22, 2005 as amended.

Item 3.

DEFAULTS UPON SENIOR SECURITIES - None

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5.

OTHER INFORMATION - None

Item 6.

EXHIBITS

Exhibit 3.3  Articles of Amendment to change name of the Company to Ever-Glory International Group, Inc. Filed herewith.

Exhibit 3.4  Certificate of Designation for the Series A Convertible Preferred Stock. Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERY-GLORY INTERNATIONAL GROUP, INC.

Date:

November 16, 2005

By: /s/ Wei Ru Qing

Wei Ru Qing

Chief Financial Officer

(chief financial officer and

accounting officer and duly

authorized officer)