Form 10QSB/A
period 2005-09-30
ever-glory international group, inc.
filed 2005-12-05
CIK 943184

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB/A

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-28806

EVER-GLORY INTERNATIONAL GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Florida	65-0420146
(State or other jurisdiction of incorporation or organization)	(IRS. Employer identification No.)
17870 Castleton Street, #335 City of Industry, California	91748
(Address of principal executive offices)	(Zip Code)

(626) 839-9116

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Number of shares of common stock outstanding as of September 30, 2005: 79,886,730

INDEX TO FORM 10-QSB/A
Page No.
PART I

Item 1. Financial Statements – Unaudited

Condensed Consolidated Balance Sheet – September 30, 2005 (Unaudited)	3

Condensed Consolidated Statements of Operations and Comprehensive Income - Three Months and Nine Months Ended September 30, 2005 and 2004 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows – Nine Months Ended September	5
30, 2005 and 2004 (Unaudited)

Notes to Condensed Consolidated Financial Statements	6-10

Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations	11

Item 3. Controls and Procedures	16

PART II

Item 1. Legal Proceedings	16

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	17

Item 6. Exhibits	17

PART I

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-QSB to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005, originally filed with the United States Securities and Exchange Commission (SEC) on November 21, 2005, is being filed for the purpose of correcting formatting errors in Part I, Item 1 of the Report and including portions of the discussion previously omitted from Part 1, Item 2 of the Report necessary to the understanding of the Company's financial statements. Details regarding the events leading to this amendment, and remedial actions taken are set forth in Part I, Item 3 -- CONTROLS AND PROCEDURES below.

Item 1 – Financial Statements (Unaudited)

ANDEAN DEVELOPMENT CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2005 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$23,545
Accounts receivable, net of allowances	19,218
Due from related companies	2,380,638
Inventories	630,163
Other receivables and prepaid expenses	346,758
Total Current Assets	3,400,322

PROPERTY AND EQUIPMENT, NET	4,031,707
TOTAL ASSETS	$7,432,029

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$273,564
Other payables and accrued liabilities	812,422
Value added tax	96,052
Income tax payable and other tax payable	117,255
Notes payable	616,523
Due to related companies	273,157
Total Current Liabilities	2,188,973

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY
Preferred stock $.0001 par value, authorized 5,000,000 shares, no shares issued and outstanding.
Common stock $.0001 par value, authorized 100,000,000 shares,
issued and outstanding 10,511,412 shares	1,051
Additional paid-in capital	1,264,546
Retained earnings
Unappropriated	2,120,947
Appropriated	1,807,290
Accumulated other comprehensive income	49,222
Total Stockholders' Equity	5,243,056

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,432,029

The accompanying notes are an integral part of these financial statements

ANDEAN DEVELOPMENT CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)
	For the three months ended September 30, 2005	For the three months ended September 30, 2004	For the nine months ended September 30, 2005	For the nine months ended September 30, 2004

NET SALES
To related parties	$-	$92,928	$512,401	$235,980
Other	4,060,499	1,639,725	6,367,969	3,635,535
Total net sales	4,060,499	1,732,653	6,880,370	3,871,515

COST OF SALES	(3,433,815)	(1,070,380)	(5,703,150)	(2,787,139)

GROSS PROFIT	626,684	662,273	1,177,220	1,084,376

OPERATING EXPENSES
Stock issued for services	42,045	-	42,045	-
Selling expenses	23,470	9,222	56,935	22,471
General and administrative expenses	114,335	126,770	417,124	389,220
Depreciation and amortization	13,437	6,164	20,425	18,492
Total Operating Expenses	193,287	142,156	536,529	430,183

INCOME FROM OPERATIONS	433,397	520,117	640,691	654,193

OTHER INCOME (EXPENSES)
Loss on disposal of fixed assets	-	-	-	(13,084)
Interest income	35,265	124	114,520	299
Interest expenses	(2,921)	(2,977)	(4,486)	-
Other income		-	-	1,402
Other expenses	(2,336)	-	(6,205)	(9,191)
Total Other Income (Expenses)	30,008	(2,853)	103,829	(20,574)

INCOME FROM OPERATIONS BEFORE TAXES	463,405	517,264	744,520	633,619

INCOME TAX EXPENSE	(119,269)	(46,802)	(222,607)	(60,764)

NET INCOME	344,136	470,462	521,913	572,855

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	49,222	-	49,222	-
COMPREHENSIVE INCOME	$393,358	$470,462	$571,135	$572,855

Net income share-basic and diluted	$0.04	$0.06	$0.06	$0.07

Weighted average number of shares outstanding during the year basis and diluted
	8,889,648	7,673,325	8,080,256	7,673,325

The accompanying notes are an integral part of these financial statements

ANDEAN DEVELOPMENT CORPORATION
 AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	For the nine months ended September 30, 2005	For the nine months ended September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$521,913	$572,855
Adjusted to reconcile net income to cash provided
by operating activities:
Stock issued for services	42,045	-
Depreciation and amortization - cost of sales	98,806	87,066
Depreciation and amortization	20,425	18,492
Loss on disposal of fixed assets	-	13,084
Changes in operating assets and liabilities
(increase)decrease in:
Accounts receivable	161,395	(316,034)
Other receivable and prepaid expenses	(203,343)	(5,616)
Inventories	164,249	(1,510,379)
Due from related companies	(1,857,790)	3,770,946
Increase (decrease) in:
Accounts payable	(48,761)	(40,494)
Other payables and accrued expenses	78,670	(121,823)
Due to related companies	835,724	(32,370)
Value add tax payables	29,535	(14,392)
Income tax and other tax payables	32,436	(58,700)
Net cash (used in) provided by operating activities	(124,696)	2,362,635

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(650,309)	(2,333,943)
Net cash used in financing activities	(650,309)	(2,333,943)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related companies	616,523	-
Net cash provided by financial activities	616,523	-

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(158,482)	28,692

EFFECT OF EXCHANGE RATE ON CASH	21,415	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	160,612	22,225

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,545	$50,917

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest expenses	$4,486	$-

Cash paid during the period for:
Income taxes	$252,040	$82,424

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2005, the Company issued 7,673,325 shares of common stock for 100% of the common stock of Perfect Dream Limited.
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

On July 29, 2005, Andean entered into an Agreement and Plan of Reorganization with the shareholders of Perfect Dream to exchange 100% of Perfect Dream’s outstanding shares for 7,673,325 shares of Andean.

The merger of Andean and Perfect Dream has been recorded as a recapitalization by Andean, with Perfect Dream being treated as the continuing entity. The financial statements have been prepared as if the reorganization had occurred retroactively. Andean, Perfect Dream and Goldenway are hereafter referred to as (the “Company”). The transactions were treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer (“Perfect Dream”) and as a reorganization by the accounting acquiree (“Andean”).

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

ANDEAN DEVELOPMENT CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 (UNAUDITED)

NOTE 2.    PRINCIPLES OF CONSOLIDATION

The accompanying September 30, 2005 unaudited condensed consolidated financial statements include the accounts of Andean, its 100% owned subsidiary Perfect Dream and its 100% owned subsidiary Goldenway. All significant inter-company balances and transactions have been eliminated in consolidation.

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

NOTE 7.    COMPREHENSIVE INCOME (LOSS)

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to United States dollars is reported as other comprehensive income (loss) in the statements of operations and stockholders’ equity.

NOTE 8.    EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities for the nine months ended September 30, 2005 and 2004.

ANDEAN DEVELOPMENT CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 (UNAUDITED)

NOTE 9.    SEGMENTS

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). SFAS 131 establishes standards for operating information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance.

The Company operates in only one segment.

NOTE 10.    CONVERTIBLE PROMISSORY NOTES

The convertible promissory notes were exercised on July 31, 2005 and converted into 2,500,000 shares of the company.

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

(B)    Commitments

According to the Articles of Association of Goldenway, Goldenway has to have paid-in registered capital of $17,487,894 within three years from February 2, 2005. As of September 30, 2005, the Company has fulfilled $680,000 of these registered capital requirements and has registered capital commitments of $16,807,894; $1,943,184 is payable by December 31, 2005 and $14,864,710 is payable by February 1, 2008.

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

ANDEAN DEVELOPMENT CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 (UNAUDITED)

(B)    Stock issuances

On July 31, 2005, the convertible promissory notes were exercised and converted into 2,500,000 shares of the Company.

On August 22, 2005, the Company entered into an Agreement and Plan of Reorganization with the shareholders of Perfect Dream to acquire 100% of Perfect Dream’s equity. The Company issued 7,673,325 shares in exchange for 100% of Perfect Dream’s issued and outstanding shares.

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

NOTE 13.    RELATED PARTY TRANSACTIONS

During 2005, the Company issued 7,673,325 shares to shareholders of Perfect Dream for 100% of the issued and outstanding shares of Perfect Dream.

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

ANDEAN DEVELOPMENT CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 (UNAUDITED)

NOTE 15.    SUBSEQUENT EVENTS

(1)        On October 24, 2005, Perfect Dream contributed registered capital of $500,000 to Goldenway.

(2)      On October 26, 2005, the Company authorized 10,000 shares of Series A Convertible Preferred Stock, and holders of 7,883,551 then outstanding shares of common stock (acquired in connection with the acquisition of Perfect Dream) exchanged their 7,883,551 shares of common stock for 7,883.551 shares of a new series of preferred stock, in order to increase the availability of common stock for public shareholders. Each share of the new series of preferred stock had upon issuance the same voting, dividend and liquidation rights as 1,000 shares of common stock and will convert back into common stock at such time as the Company is able to increase the number of authorized shares of common stock. Effective November 8, 2005, the Company effected a 7.6 -for-1 forward stock split on the remaining outstanding 2,627,861 shares, which increased the number of outstanding shares to 19,971,743 shares. Under the adjustment provisions of the Series A Convertible Preferred Stock, the conversion, voting, dividend and liquidation ratios of the Series A Convertible Preferred Stock were all increased by the forward stock split from 1,000 for one to 7,600 for one (a total of 59,914,987 shares of common stock fully converted). The Series A Convertible Preferred Stock will be converted back into common stock at such time as the number of shares of authorized common stock is increased from the current 20 million shares to 100,000,000 or more via a proposed amendment to the Articles of Incorporation. The relative voting and equity ownership of the Company’s equity holders was unchanged by the exchange for Series A Convertible Preferred Stock and the forward stock split. If all the Series A Convertible Preferred Stock were converted as of September 30, 2005, there would be 79,886,730 outstanding shares of common stock.

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
  a weakening of economic conditions which would reduce demand for products sold by the Company and could adversely affect profitability;
  the effect of terrorist acts, or the threat thereof, on consumer confidence and spending, or the production and distribution of product and raw materials which could, as a result, adversely affect the Company’s operations and financial performance;
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
  the impact of quotas, tariffs, or safeguards on the importation or exportation of the Company’s products;
  other risks outlined above and in the Company’s other filings made periodically by the Company.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update this forward-looking information. Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this Report. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

OVERVIEW

Ever-Glory and its subsidiaries (the "Company") manufacture apparel for men, women and children for primarily middle to high-grade well-known casual wear, outerwear and sportswear brands and for a variety of companies. All of its products are exported to Japan, EU countries and the United States. The Company’s customers include large retailers and well-known brands. The Company is the result of a merger of Andean Development Corporation, a corporation organized under the laws of the State of Florida ("Andean"); and Perfect Dream Limited, a corporation organized under the laws of British Virgin Islands "Perfect Dream"). Andean was formed on October 19, 1994 and engaged in the business of providing engineering and project management services and electrical and mechanical equipment for energy and private works projects. As of June 30, 2005, Andean had zero assets and liabilities of $57,000. Perfect Dream was incorporated on July 1, 2004 in the British Virgin Islands. In January of 2005, Perfect Dream acquired 100% of Goldenway Nanjing Garments Co., Ltd ("Goldenway").

Goldenway is a limited liability company, which was incorporated in the People's Republic of China (the "PRC") on December 31, 1993. After its acquisition by Perfect Dream and effective as of April 20, 2005, Goldenway changed its status to that of a wholly foreign owned enterprise and increased its registered capital from $2,512,106 to $20,000,000. As of September 30, 2005, the Company had paid-in $680,000 of the registered capital. The remaining registered capital will be paid-in in installments within three years of the issuance of Goldenway's updated business license. The first installment of $1,943,184 is due on December 31, 2005.

In the nine months ended September 30, 2005, 50% of the Company’s revenues came from EU Countries, 35% from Japan and 15% from the United States. In the nine months ended September 30, 2005, two customers represented approximately 25% and 16% of the Company’s sales, respectively. Management believes that the relationship with these customers will continue into the foreseeable future.

The Company purchases the majority of its raw materials directly from numerous textile mills. One supplier represented 38% of the Company’s raw materials purchases. The Company has not experienced difficulty in obtaining raw materials essential to its business and management believes that the relationship with its suppliers will continue into the foreseeable future.

The Company currently operates one factory in the Nanjing Jianging Economic and Technological Development Zone of mainland, China. The factory covers an area of 10,000 square meters and is equipped with highly advanced, state-of-the-art equipment. The factory employs a staff of over 700 people with an annual production capacity of approximately 2,800,000 pieces. All of the Company’s work force is non-union, and the Company considers its relations with its employees to be satisfactory.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared To Three Months Ended September 30, 2004

Revenues, Cost of Revenues and Gross Margin

Revenues for the quarter ended September 30, 2005 were $4,060,499, an increase of 134% from $1,732,653 for the same quarter in 2004. Our increase in revenues was mainly attributable to an increase in orders from European and U.S. customers as a result of the cancellation of export quotas on January 1, 2005 for all WTO members; and an increase in orders for fall/winter garments, which command a higher price per piece than spring/summer garments. In 2004 substantially all textile products exported to the U.S. and EU from China were subject to quotas. Pursuant to a prior agreement among WTO nations, all quotas on textiles were removed in January 2005 for all WTO members. Although quotas on certain categories of textiles were reinstituted in March and July of 2005, with respect to the U.S. and the EU, these quotas apply to fewer categories of textiles. As a result, the Company saw an increase in orders from European and U.S. customers.

Cost of sales for the quarter ended September 30, 2005 was $3,433,815, an increase of $2,363,435 from $1,070,380 for the quarter ended September 30, 2004. As a percentage of revenues, Cost of sales increased to approximately 85% for the three months ended September 30, 2005 from approximately 62% for the quarter ended September 30, 2004. Consequently, gross margin as a percentage of revenues decreased to approximately 15% for the three months ended September 30, 2005 from approximately 38% for the three months ended September 30, 2004. The increase in cost of sales and the decrease in gross margin were attributable to several factors. On July 21, 2005, the Chinese government launched a floating exchange rate system for the RMB. As a result, the exchange rate dropped from 8.26 RMB to the U.S. dollar to 8.09 RMB per dollar. By the end of September, the exchange rate dropped to 8.07 RMB per dollar. The appreciation of the RMB caused a decrease in our gross margin. In addition, in March 2005, the Chinese government reinstituted textile export quotas in certain hot categories because of substantial increases in exports from China to the U.S. and European markets. In addition, in July 2005, the Chinese government signed an agreement with the EU in which China agreed to institute passive quotas on certain textile products. The Chinese government allocates production of products subject to quota restrictions based on a company's export volume in the preceding year. As a result, in order to maintain the Company’s allocation by the Chinese government for 2006, the Company accepted orders with lower gross margins. Finally, the Company also experienced an increase in raw material prices and labor costs.

General and Administrative Expenses

General and Administrative expenses totaled $193,287 for the three months ended September 30, 2005, an increase of $51,131 from $142,156 for the three months ended September 30, 2004. The increase in general and administrative expenses was mainly due to the activities associated with the Acquisition and the trading of the Company’s shares on the Over The Counter Bulletin Board.

Income before taxes for the three months ended September 30, 2005 was $463,405 a decrease of $53,859 from $517,264 for the three months ended September 30, 2004.

Nine Months Ended September 30, 2005 Compared To Nine Months Ended September 30, 2004

Revenues, Cost of Revenues and Gross Margin

Revenues for the nine months ended September 30, 2005 were $6,880,370, an increase of 77.72% from $3,871,515 for same period in 2004. The increase in revenues were attributable to an increase in orders from European and U.S. customers as a result of the cancellation of export quotas on January 1, 2005; and an increase in orders for fall/winter garments which command a higher price per piece than spring/summer garments.

Cost of sales for the nine months ended September 30, 2005 were $5,703,150 an increase of $2,916,011 from $2,787,139 for the nine months ended September 30, 2004. As a percentage of revenues, Cost of sales increased to approximately 83% for the nine months ended September 30, 2005 from approximately 72% for the nine months ended September 30, 2004. Consequently, gross margin as a percentage of revenues decreased to approximately 17% for the nine months ended September 30, 2005 from approximately 28% for the three months ended September 30, 2004. The factors for the increase in cost of sales and corresponding decrease in gross margins are stated above in the discussion regarding the quarter ended September 30, 2005.

General and Administrative Expenses

General and Administrative expenses totaled $536,529 for the nine months ended September 30, 2005, an increase of $106,346 from $430,183 for the nine months ended September 30, 2004. The increase in general and administrative expenses was mainly due to an increase in general and administrative expenses as a result of the activities associated with the Acquisition and the trading of the Company’s shares on the Over The Counter Bulletin Board.

Income before taxes for the nine months ended September 30, 2005 was $ 744,520, an increase of $110,901 from $633,619 for the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, the Company had cash and cash equivalents of $23,545, other current assets of $3,376,777 and current liabilities of $2,188,973. To date, the Company has financed its operations primarily from operations and cash flow from operations is expected to continue to be the Company's primary source of funds to finance its short-term cash needs.

Capital Commitments

The Company has a continuing program for the purpose of improving its products and production machinery. As of September 30, 2005, the Company had commitments for capital projects in progress of approximately $274,000. The Company anticipates that cash flows from operations will be used to pay for these capital commitments. In addition, the Company expects to use funds received from the repayment of outstanding loans due the Company. The Company is owed approximately $2.4 million from related companies as of September 30, 2005 for products sold and advances made. These loans are repayable on demand. The Company expects to be repaid in full by the end of 2006.

Pursuant to the Articles of Association of Goldenway, registered capital of $17,487,894 needs to be paid into Goldenway by February 2, 2008. As of September 30, 2005, the Company had paid $680,000 of the registered capital requirements and has remaining capital requirements of $16,807,894. The Company is required to pay $1,943,184 by December 31, 2005 and the remaining $14,864,710 by February 1, 2008.

The Company has purchased 113,220 square meters of land in Nanjing Jianging Economic and Technological Development Zone, which includes an existing manufacturing facility of 26,629 square meters. The Company expects the new manufacturing facility to be in production by late 2006. The Company does not believe that substantial capital will be required to bring the new facility into full production and expects that cash from operations will be adequate to bring this facility online.

Uses of Liquidity.

The Company's cash requirements through the end of fiscal 2006 are primarily to fund operations and to complete the new manufacturing facility in Nanjing. The Company plans to acquire additional manufacturing capacity in the future to strengthen and stabilize its manufacturing base. The Company is also looking to establish its own distribution and logistics channels in overseas markets and to launch its own brand directly to the Chinese market. In addition, the Company will need to make the required capital contributions to its subsidiary, Goldenway.

Sources of Liquidity.

The Company’s primary source of liquidity for its short-term cash needs is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand. The Company believes its cash flow from operations together with its cash and cash equivalents currently on hand will be sufficient to meet its working capital, capital expenditure and other commitments through December 2006. For its long-term cash needs, the Company is currently considering a number of different financing opportunities including debt and equity financing. Adequate funds may not be available on terms acceptable to it. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, the Company may be unable to develop or enhance its products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on its financial position, results of operations and cash flows.

As of September 30, 2005 the Company did not have any amounts outstanding under any credit facilities or lines of credit and it is not the guarantor of any debt or any other material third-party obligations. As of September 30, 2005, the Company did not have any standby letters of credit nor any standby repurchase obligations.

Foreign Currency Translation Risk.

The Company does not believe that it has significant foreign currency transactional exposures.

RISK FACTORS

Export Quotas

Pursuant to the World Trade Organization (WTO) Agreement, effective January 1, 2005, the United States and other WTO member countries removed quotas from WTO members. In certain instances, the elimination of quotas affords the Company greater access to foreign markets; however, as the removal of quotas resulted in an import surge from China, the U.S. took action in May 2005 and imposed safeguard quotas on seven categories of goods. Exports of each specified product category will continue to be admitted into the United States in the ordinary course until the restraint level for that category is reached, after which further exports will be embargoed and will not be cleared until after January 2006. Additionally, on June 10, 2005, in response to the surge of Chinese imports into the European Union (EU), the EU Commission signed a Memorandum of Understanding (MOU) with China in which ten categories of textiles and apparel will be subject to restraints and on November 8, 2005, the U.S. and China entered into an MOU in which 21 categories of textiles and apparel will be subject to restraints. Certain of the Company’s apparel products fall within the categories subject to the safeguards in the U.S. and the EU, which could adversely affect the Company’s ability to export and sell these products. At this time, based on expected U.S. and EU actions and other mitigating factors, the Company believes that such safeguard measures will not have a material impact on its sales in the U.S. and EU. On a longer term basis, if necessary, the Company expects to adjust the types of apparel it manufactures and therefore believes that the aforementioned restraints and safeguard measures will not have a material impact on its sales and profitability. There can be no assurance that additional trade restrictions will not be imposed on the exports of the Company’s products in the future. Such actions could result in increases in the cost of its products generally and may adversely affect the Company’s results of operations. The Company continues to monitor the developments described above.

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

Other factors, in addition to the those risks included in this section, that may have a significant impact on the market price of the Company’s common stock include, but are not limited to:

  receipt of substantial orders or order cancellations of products;
  quality deficiencies in services or products;
  international developments, such as technology mandates, political developments or changes in economic policies;
  changes in recommendations of securities analysts;
  shortfalls in the Company’s backlog, revenues or earnings in any given period relative to the levels expected by securities analysts or projected by the Company;
  government regulations, including stock option accounting and tax regulations;
  energy blackouts;
  acts of terrorism and war;
  widespread illness;

  proprietary rights or product or patent litigation;
  strategic transactions, such as acquisitions and divestitures;
  rumors or allegations regarding the Company’s financial disclosures or practices; or
  earthquakes or other natural disasters concentrated in Nanjing, China where a significant portion of the Company’s operations are based.

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

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC reports. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Notwithstanding the foregoing, on November 21, 2005, a Quarterly Report on Form 10-QSB, which purported to contain the Company’s financial results for the three and nine months ending September 30, 2005 was filed. This report was filed with neither the approval of the Company nor with the prior review of its auditors and contained numerous errors and omissions and should not be relied upon. Specifically, Part 1, Item 1 of the Report contained formatting errors, which made the financial statements illegible and Part 1, Item 2 of the Report omitted portions of the discussion necessary to the understanding of the Company's financial statements. In order to institute formal documentation of its policies and procedures for preparing and filing documents and reports with the SEC, the Company engaged new legal counsel to do the filings.

Other than as set forth above, there has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Incorporated by reference from the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) The following exhibits are filed herewith:

3.3	Articles of Amendment to change name of the Company to Ever-Glory International Group, Inc. (filed previously as Exhibit 3.3 to the Company’s form 10-QSB, filed November 21, 2005)

3.4	Certificate of Designation for the Series A Convertible Preferred Stock. (filed previously as Exhibit 3.4 to the Company’s form 10-QSB, filed November 21, 2005) .

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report on Form 10-QSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

EVER-GLORY INTERNATIONAL GROUP, INC. (Registrant)

Date: December 5, 2005	By:	/s/ Guo Yan Chief Financial Officer (Principal Financial and Accounting Officer)