Form 10QSB/A
period 2005-09-30
ever-glory international group, inc.
filed 2006-03-22
CIK 943184

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 2

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

PART I

EXPLANATORY NOTE

      This Amendment to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005, originally filed with the United States Securities and Exchange Commission (SEC) on November 21, 2005, and amended on December 5, 2005, is being filed for the purpose of providing additional information in the Registrant's financial statements for the quarter ended September 30, 2005, as requested by the Securities and Exchange Commission.

Item 1 – Financial Statements (Unaudited)

ANDEAN DEVELOPMENT CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2005 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$23,545
Accounts receivable, net of allowances	19,218
Accounts receivable - related companies	30,138
Due from a related company	2,350,500
Inventories	630,163
Other receivables and prepaid expenses	346,758
Total Current Assets	3,400,322

PROPERTY AND EQUIPMENT, NET	4,031,707
TOTAL ASSETS	$7,432,029

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$273,564
Due to related companies	273,157
Other payables and accrued liabilities	812,422
Value added tax	96,052
Income tax payable and other tax payable	117,255
Notes payable	616,523
Total Current Liabilities	2,188,973

COMMITMENTS AND CONTINGENCIES	-

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
	For the three months ended September 30, 2005	For the three months ended September 30, 2004	For the nine months ended September 30, 2005	For the nine months ended September 30, 2004

NET SALES
To related parties	$-	$92,928	$512,401	$235,980
Other	4,060,499	1,639,725	6,367,969	3,635,535
Total net sales	4,060,499	1,732,653	6,880,370	3,871,515

COST OF SALES	(3,433,815)	(1,070,380)	(5,703,150)	(2,787,139)

GROSS PROFIT	626,684	662,273	1,177,220	1,084,376

OPERATING EXPENSES
Stock issued for services	42,045	-	42,045	-
Selling expenses	23,470	9,222	56,935	22,471
General and administrative expenses	114,335	126,770	417,124	389,220
Loss on disposal of fixed assets	-	-	-	13,084
Depreciation and amortization	13,437	6,164	20,425	18,492
Total Operating Expenses	193,287	142,156	536,529	443,267

INCOME FROM OPERATIONS	433,397	520,117	640,691	641,109

OTHER INCOME (EXPENSES)
Interest income	114,106	124	114,520	299
Interest expenses	(2,921)	(2,977)	(4,486)	-
Other income	-	-	-	1,402
Other expenses	(2,336)	-	(6,205)	(9,191)
Total Other Income (Expenses)	108,849	(2,853)	103,829	(7,490)

INCOME BEFORE INCOME TAX EXPENSE	542,246	517,264	744,520	633,619

INCOME TAX EXPENSE	(119,269)	(46,802)	(222,607)	(60,764)

NET INCOME	422,977	470,462	521,913	572,855

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	21,415	-	21,415	-
COMPREHENSIVE INCOME	$444,392	$470,462	$543,328	$572,855

Net income share-basic and diluted	$0.05	$0.06	$0.06	$0.07

Weighted average number of shares outstanding during the period, basic and diluted
	8,876,427	7,673,325	8,083,270	7,673,325

The accompanying notes are an integral part of these financial statements

ANDEAN DEVELOPMENT CORPORATION
 AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	For the nine months ended September 30, 2005	For the nine months ended September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$521,913	$572,855
Adjusted to reconcile net income to cash provided
by operating activities:
Stock issued for services	42,045	-
Depreciation and amortization - cost of sales	98,806	87,066
Depreciation and amortization	20,425	18,492
Loss on disposal of fixed assets	-	13,084
Changes in operating assets and liabilities
(increase) decrease in:
Accounts receivable	161,395	(316,034)
Accounts receivable- related companies	(2,064,854)	106,039
Other receivable and prepaid expenses	(203,343)	(5,616)
Inventories	164,249	(1,510,379)
Due from a related company	2,350,500	3,664,907
Increase (decrease) in:
Accounts payable	(48,761)	(40,494)
Other payables and accrued liabilities	78,670	(121,823)
Due to related companies	(1,307,712)	(32,370)
Value add tax payables	29,535	(14,392)
Income tax and other tax payables	32,436	(58,700)
Net cash (used in) provided by operating activities	(124,696)	2,362,635

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(650,309)	(2,333,943)
Net cash used in investing activities	(650,309)	(2,333,943)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	616,523	-
Net cash provided by financing activities	616,523	-

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(158,482)	28,692

EFFECT OF EXCHANGE RATE ON CASH	21,415	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	160,612	22,225

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,545	$50,917

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest expenses	$4,486	$-

Cash paid during the period for:
Income taxes	$252,040	$82,424

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

During 2004, Perfect Dream acquired 100% of Goldenway for cash in the amount of $1,338,404.00. The transactions have been accounted for as a reorganization of entities under common control as the companies were beneficially owned by principally identical shareholders and share common management.

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

NOTE 10 .    COMMITMENTS AND CONTINGENCIES

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

NOTE 11 .    SHAREHOLDERS’ EQUITY

(A)    Common Stock

The Company amended its articles of incorporation in March of 2004 to change the total authorized number of common shares from 20,000,000 to 100,000,000.

ANDEAN DEVELOPMENT CORPORATION
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 (UNAUDITED)

(B)    Stock issuances

(1) Stock issued in reverse merger
On August 22, 2005, the Company issued 2,627,861 shares of common stock for the recapitalization with Perfect Dream (see Note 1)

(2) Stock issued for services
On August 22, 2005, the Company issued 210,226 shares of restricted common stock having a fair value of $42,045 to two consultants for services rendered.

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

NOTE 12 .    RELATED PARTY TRANSACTIONS

During 2005, the Company issued 7,673,325 shares to shareholders of Perfect Dream for 100% of the issued and outstanding shares of Perfect Dream.

During the nine months ended September 30, 2005 and 2004, the Company sub-contracted certain manufacturing work valued at $1,687,246 and $1,630,287, respectively to certain of its related companies. The Company provided the raw materials to the sub-contractor who charged the Company a fixed labor charge for the sub-contracting work.

As of September 30, 2005, the Company owed $273,157 to related companies for sub contracting work done.

During the nine months ended September 30, 2005 and 2004, the Company had related party sales of $512,401and $235,980, respectively.  As of September 30, 2005, accounts receivable from related companies amounted to $30,138 for products sold and subcontracting services provided.

As of September 30, 2005 the Company is owed $2,350,500 from a related company for advances made. On September 30, 2005, the Company reached agreement with a related company to charge interest at 6% per annum for advances made, such interest charge to be made retroactively from January 1, 2005. Total interest charged for the period ended September 30, 2005 was $114,098. The advances made to a related company are repayable on demand.

The Company owed related companies $273,157 as of September 30, 2005 for sub-contracting work.

NOTE 13 .    CONCENTRATIONS AND RISKS

During 2005, 100% of the Company's assets were located in China.

In 2005, the Company relied on two customers for approximately $1,692,995 and $1,089,384, respectively representing in aggregate 40% of of the Company's net sales.

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

The Company's cost of sales consists of raw materials, garment finishing, direct labor, manufacturing overhead, including costs of sub-contract manufacturing and packaging.

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as costs associated with trade shows, promotional activities, transportation and inspection fees.

General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, facilities and human resources personnel, office expenses and professional fees .

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared To Three Months Ended September 30, 2004

Revenues, Cost of Revenues and Gross Margin

Revenues for the quarter ended September 30, 2005 were $4,060,499, an increase of 134% from $1,732,653 for the same quarter in 2004. Our increase in revenues was primarily attributable to an increase in orders from European and U.S. customers as a result of the cancellation of export quotas on January 1, 2005 for all WTO members , and an increase in orders for fall/winter garments, which command a higher price per piece than spring/summer garments. In 2004 substantially all textile products exported to the U.S. and EU from China were subject to quotas. Pursuant to a prior agreement among WTO nations, all quotas on textiles were removed in January 2005 for all WTO members. Although quotas on certain categories of textiles were reinstituted in March and July of 2005, with respect to the U.S. and the EU, these quotas apply to fewer categories of textiles. As a result, the Company saw an increase in orders from European and U.S. customers.

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

General and Administrative Expenses

General and Administrative expenses totaled $193,287 for the three months ended September 30, 2005, an increase of $51,131 from $142,156 for the three months ended September 30, 2004. The increase in general and administrative expenses was mainly due to the activities associated with the Acquisition and the costs associated with being a U.S. publicly traded company.

Income before taxes for the three months ended September 30, 2005 was $463,405 a decrease of $53,859 from $517,264 for the three months ended September 30, 2004.

Nine Months Ended September 30, 2005 Compared To Nine Months Ended September 30, 2004

Revenues, Cost of Revenues and Gross Margin

Revenues for the nine months ended September 30, 2005 were $6,880,370, an increase of 77.72% from $3,871,515 for same period in 2004. The increase in revenues were attributable to an increase in orders from European and U.S. customers as a result of the cancellation of export quotas on January 1, 2005, which accounted for approximately 40% of our revenue growth; and an increase in orders for fall/winter garments which command a higher price per piece than spring/summer garments.  Our price per piece increased approximately 30% over the price per piece during the same period in 2004, which accounted for approximately 60% of our revenue growth.

Cost of sales for the nine months ended September 30, 2005 were $5,703,150 an increase of $2,916,011 from $2,787,139 for the nine months ended September 30, 2004. As a percentage of revenues, Cost of sales increased to approximately 83% for the nine months ended September 30, 2005 from approximately 72% for the nine months ended September 30, 2004. Consequently, gross margin as a percentage of revenues decreased to approximately 17% for the nine months ended September 30, 2005 from approximately 28% for the three months ended September 30, 2004.  Approximately 67% of the decline in our gross margins was attributable to the acceptance of more lower margin orders in order to maintain our export allocation in 2006.  Approximately 22% of the decline in our gross margins was attributable to the appreciation of the RMB.

General and Administrative Expenses

General and Administrative expenses totaled $536,529 for the nine months ended September 30, 2005, an increase of $106,346 from $430,183 for the nine months ended September 30, 2004. The increase in general and administrative expenses was mainly due to an increase in general and administrative expenses as a result of the activities associated with the Acquisition and the trading of the Company’s shares on the Over The Counter Bulletin Board, which totaled approximately $387,000 .

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

The Company has made a deposit on 113,220 square meters of land in Nanjing Jianging Economic and Technological Development Zone, which includes an existing manufacturing facility of 26,629 square meters. The Company expects to sign the purchase agreement and complete the purchase in 2006. However, the Company has been allowed to take possession of the property prior to the consummation of the purchase. The Company expects the new manufacturing facility to be in production by late 2006. The Company does not believe that substantial capital will be required to bring the new facility into full production and expects that cash from operations will be adequate to bring this facility online.

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

In August 2005, the Company borrowed approximately $600,000 from a bank.  The loan is due in August 2006 and earns interest at the rate of 6.138% per annum.  The loan was guaranteed by a related company.  The funds borrowed were used for working capital purposes.  The Company believes that additional borrowings are available should the Company so require.

Foreign Currency Translation Risk.

The Company's major operations are in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the Chinese Renminbi.  Sales of the Company's products are in dollars.  During 2003 and 2004 the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar.  On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar.  As a result, orders received prior to the adjustment were at prices based on the prior exchange rate, which negatively impacted our gross margins for the three and nine months ended September 30, 2005.  We now negotiate price adjustments with most of our customers, which we believe will reduce our exposure to exchange rate fluctuations in the future.  However, if in the future the Chinese government should decide to adjust the RMB to dollar exchange rate unexpectedly, our gross margins and results of operations and cash flows could be adversely affected.

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

ITEM 3. CONTROLS AND PROCEDURES

Ever-Glory maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e).  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Quarterly Report, Ever-Glory carried out an evaluation, under the supervision and with the participation of its management, including its Chief Financial Officer, of the effectiveness of the design and operation of Ever-Glory's disclosure controls and procedures.

On November 21, 2005, a Quarterly Report on Form 10-QSB, which purported to contain the Company's financial results for the three and nine months ending September 30, 2005 was filed with the SEC.  This report was filed with neither the approval of the Company nor with the prior review of its auditors and contained numerous errors and omissions.  The Company filed an amended Quarterly Report on Form 10-QSB with the SEC on December 5, 2005 to correct these errors.  In addition, the Report on Form 10-QSB in Management's Discussion and Analysis - Liquidity, incorrectly stated that the Company had no outstanding borrowings although the Company's balance sheet and cash flow statement correctly included the note payable to a bank borrowed in August 2005.

As a result, the Company's management concluded that during this period, the Company's disclosure controls and procedures were deficient.  The Company has taken steps to improve and strengthen its disclosure controls and procedures, including hiring new legal counsel, and implementing new policies and procedures in an effort to remediate these deficiencies.

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

EVER-GLORY INTERNATIONAL GROUP, INC. (Registrant)

Date: March 21, 2006	By:	/s/ Guo Yan Chief Financial Officer (Principal Financial and Accounting Officer)