Form 10KSB
period 2005-12-31
ever-glory international group, inc.
filed 2006-03-29
CIK 943184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

Commission File Number 0-28806

EVER-GLORY INTERNATIONAL GROUP, INC.

(Name of small business issuer in its charter)

Florida	65-0420146
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

17870 Castleton Street, #335
 City of Industry, California 91748
 Tel: (626) 839-9116

(Address, including zip code, and telephone number,
 including area code, of registrant's
 principal executive offices)

 Securities registered pursuant to Section 12(b) of the Act: NONE
 Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
 Common Stock, $.0001 Par Value

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐  NO ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer's revenues for the fiscal year ended December 31, 2005 were $10,813,961.

The aggregate market value of the voting common stock held by non-affiliates of the registrant on March 27, 2006 was approximately $23,228,904, based on the closing price of such stock of $1.20 on such date. The number of shares outstanding of the registrant's Common Stock, $.0001 par value, as of March 27, 2006 was 19,971,758.

Transitional Small Business Disclosure format (Check one): YES ☐  NO ☒

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Organization, Charter Amendments And General History

Ever-Glory International Group, Inc. (the "Company") through its subsidiary, Goldenway Nanjing Garments Co., Ltd. (“Goldenway”), manufactures apparel for men, women and children for primarily middle to high-grade well-known casual wear, outerwear and sportswear brands and for a variety of companies. A majority of its products are exported to Japan, EU countries and the United States. The Company’s customers include large retailers and well-known brands.

Ever-Glory is the result of the merger of Andean Development Corporation, a Florida corporation (“Andean”), and Perfect Dream Limited, a corporation organized under the laws of the British Virgin Islands (“Perfect Dream”). Andean was incorporated on October 19, 1994 in Delaware and was originally engaged in the business of providing engineering and project management services for energy and private works projects and selling, as agent, major electrical and mechanical equipment. Effective March 31, 2003, Andean sold all of its operating assets and substantially all of the liabilities of Andean’s business to a related party. Thereafter, Andean had no operations. As of June 30, 2005, Andean had zero assets and liabilities of $57,000.

Perfect Dream was incorporated on July 1, 2004 in the British Virgin Islands. In December 2004, Perfect Dream acquired 100% of Goldenway. Goldenway is a limited liability company, which was established under the laws of the People's Republic of China (the "PRC") on December 31, 1993. Until December 1, 2004, Goldenway was a subsidiary of Jiangsu Ever-Glory International Enterprises Group Corporation ("Jiangsu"). On April 20, 2005, Perfect Dream changed Goldenway’s status to that of a wholly foreign owned enterprise and increased its registered capital from $2,512,106 to $20,000,000.

On July 29, 2005, Andean, Perfect Dream and each of the stockholders of Perfect Dream entered into an Agreement and Plan of Reorganization pursuant to which the Perfect Dream shareholders received, in exchange for their shares of Perfect Dream, 7,673,325 shares of Andean (after giving effect to a one-for-thirty reverse split of the issued and outstanding shares of Andean). On November 17, 2005, Andean changed its name to "Ever-Glory International Group, Inc."

Business Operations

The Company, through its subsidiary Goldenway, is engaged in the manufacture and sale of apparel to well-known casual wear, outerwear and sportswear brands and retailers. The Company manufactures all of its products from one 10,000 square meter factory in the Nanjing Jiangning Economic and Technological Development Zone in Nanjing, China.

Products

The Company manufactures high and middle grade casual-wear, outerwear, and sportswear including the following products:

WOMEN'S CLOTHING. This product line includes coats, jackets, slacks, skirts, shirts, trousers, and jeans.

MEN'S SPORTSWEAR. This product line includes men's vests, jackets, pants, trousers, skiwear, coats and jeans.

CHILDREN’S CLOTHING. This product line includes children’s coats, vests, down jackets, knitwear, pants and jeans.

Customers

Ever-Glory manufactures garments for a number of well-known retail chains and internationally famous brands, including ITOYOKADO, Debenhams, C&A, Next, Etam China, Fat Face, Eddie Bauer, Teijin, Mast, Best-Seller, Shinko, Matalan, ITOCHU, B.B. Dakota and Abercrombie & Fitch. The Company also has its own design capabilities and can provide its customers with a selection of unique and original designs that the customer may have manufactured for them.

In the fiscal year ended December 31, 2005, approximately 50% of the Company’s revenues came from customers in EU countries, 31% from customers in Japan, 13% from customers in the United States, and 6% from customers in China. In the fiscal year ended December 31, 2005, three customers represented approximately 22%, 19% and 13% of the Company’s net sales, respectively. In the fiscal year ended December 31, 2004, two customers each represented approximately 12% of the

Company’s net sales. The Company has no long-term contracts with any of its customers. There can be no assurance that our customers will continue to place orders with us of the same magnitude as they have in the past, or at all. In addition, the apparel industry historically has been subject to substantial cyclical variation, with consumer spending for purchases of apparel and related goods tending to decline during recessionary periods. To the extent that these financial difficulties occur, there can be no assurance that our financial condition and results of operations would not be adversely affected.

Suppliers

The Company purchases raw materials directly from local fabric and accessory suppliers. The Company may also import specialty fabrics to meet specific customer requirements. The Company also purchases finished goods from other contract manufacturers. Two suppliers represented approximately 12% and 10%, respectively of the Company’s raw materials purchases in the fiscal year ended December 31, 2005. One supplier represented approximately 17% of the Company’s raw materials purchases in the fiscal year ended December 31, 2004. The Company has not experienced difficulty in obtaining finished goods or raw materials essential to its business.

Sales and Marketing

The Company leverages the sales and marketing organization of Jiangsu, of which Goldenway was a subsidiary prior to its acquisition by the Company. Jiangsu has sales and marketing offices around the world, including in the United States, the United Kingdom, and Germany.

In addition, the Company attends and participates in trade shows around the world, including Europe, Japan, the U.S. and China’s largest tradeshow, the Chinese Export Commodity Fair in Guangdong Province. The Company’s marketing strategy is designed to attract customers with the strongest brands within the strongest markets. The company seeks to attract customers including Japan, the EU and the US. In addition, the company looks for customers with strong brand appeal and product lines that require that Company’s high quality manufacturing and can support the Company’s production capacity. Referrals from existing customers continue to be a strong source of new customers.

Production and Quality Control

The Company produces the majority of its products. The Company may, however, outsource manufacturing from time to time based upon factory capacity and customer demand. The Company’s factory covers an area of 10,000 square meters and is equipped with state-of-the-art production equipment. The Company’s factory is located in Nanjing. The Company is in the process of expanding its manufacturing facilities in the Nanjing Jiangning Economic and Technological Development Zone in Nanjing, China.

The Company is committed to designing and manufacturing high quality garments. Because the Company emphasizes fit, performance and quality of its apparel products, the Company places a high priority on quality control. The Company has implemented strict quality control and craft discipline systems. Prior to manufacturing in large quantities, the Company obtains the approval of its customers either through a direct visit to the factories or by shipping samples of its apparel products to its customers for inspection and comment. This ensures that the product meets specifications prior to shipping. In addition, employees of the Company periodically inspect the manufacturing process and quality of apparel products. The Company’s factory is ISO 9000 certified.

Delivery and Transportation

The Company ships product directly to the customer. The Company has access to a variety of ground and air shipping companies and can typically deliver the product to the client within a few days. The merchandise is shipped from the production facility by truck to a port where it is consolidated and loaded on containerized vessels for ocean transport to the ultimate destination.

Competition

The garment manufacturing industry is highly competitive, particularly in China. The Company's competitors include garment manufacturers of all sizes, both within China and elsewhere in the world, many of which have greater financial and manufacturing resources than the Company. The Company has been in the garment manufacturing business since 1993 and believes that it has earned a reputation for producing high quality products efficiently and at competitive prices. The Company believes that it competes favorably with other companies based on the experience and know-how the Company has acquired since 1993 as well as the Company’s state-of-the-art equipment, which enables it to produce high-quality garments at competitive prices.

Governmental Regulations/Quotas

Pursuant to the World Trade Organization (WTO) Agreement, effective January 1, 2005, the United States and other WTO member countries removed quotas from WTO members. However, as the removal of quotas resulted in an import surge from China, the U.S. took action in May 2005 and imposed safeguard quotas on seven categories of goods. Exports of each specified product category will continue to be admitted into the United States in the ordinary course until the restraint level for that category is reached, after which further exports will be embargoed and will not be cleared until after January 2006. Additionally, on June 10, 2005, in response to the surge of Chinese imports into the European Union (EU), the EU Commission signed a Memorandum of Understanding (MOU) with China in which ten categories of textiles and apparel will be subject to restraints and on November 8, 2005, the U.S. and China entered into a Memorandum of Understanding in which 21 categories of textiles and apparel are subject to restraints. Although certain of the Company’s apparel products fall within the categories subject to the safeguards in the U.S. and the EU, which could adversely affect the Company’s ability to export and sell these products, the imposition of quotas in 2005 did not have a material affect on the Company’s net sales, although it did impact its gross margin. See Management’s Discussion and Analysis or Plan of Operation – Results of Operations. The Company believes that it will be able to obtain sufficient quota allocation based on prior years quota allocation. In addition, the Company can bid for additional export quota allocation from the government for the U.S. and E.U. markets. On a longer term basis, the Company believes that its customer mix and its ability to adjust the types of apparel it manufactures will mitigate its exposure to such trade restrictions in the future.

Nevertheless, there can be no assurance that additional trade restrictions will not be imposed on the exports of the Company’s products in the future. Such actions could result in increases in the cost of its products generally and may adversely affect the Company’s results of operations.

Seasonality

We have typically experienced seasonal fluctuations in sales volume due to the seasonal fluctuations experienced by the majority of our customers. These seasonal fluctuations typically result in sales decreases in the first and second quarters and sales increases in the third and fourth quarters of each year.

Employees

The Company employs a staff of over 700 people. All of the Company’s work force is non-union and the Company considers its relations with its employees to be satisfactory.

Compliance With Environmental Laws (Federal, State And Local)

Due to the nature of the Company's operations, the Company does not believe that compliance with environmental laws will have a material impact on the Company or its operations.

RISK FACTORS

Our business is subject to certain risks, and we want you to review these risks while you are evaluating our business and our historical results. Please keep in mind that any of the following risks discussed below and elsewhere in this Annual Report could materially and adversely affect us, our operating results, our financial condition and our projections and beliefs as to our future performance. As such, our results could differ materially from those projected in our forward-looking statements. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business.

Risks Relating to the Industry in Which We Compete

Our sales are influenced by general economic cycles.

Apparel is a cyclical industry that is dependent upon the overall level of consumer spending. Our customers anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders. As a result, any substantial deterioration in general economic conditions, increases in energy costs or interest rates, acts of war, acts of nature or terrorist or political events that diminish consumer spending and confidence in any of the regions in which we compete, could reduce our sales and adversely affect our business and financial condition.

Intense competition in the worldwide apparel industry could reduce our sales and prices.

We face a variety of competitive challenges from other apparel manufacturers both in China and elsewhere. Some of these competitors have greater financial and marketing resources than we do and may be able to adapt to changes in consumer preferences or retail requirements more quickly, devote greater resources to the marketing and sale of their products or adopt more aggressive pricing policies than we can. As a result, we may not be able to compete successfully with them.

The success of our business depends upon our ability to offer innovative and upgraded products at attractive price points.

The worldwide apparel industry is characterized by constant product innovation due to changing consumer preferences and by the rapid replication of new products by competitors. As a result, our success depends in large part on our ability to continuously and rapidly respond to customer requirements for innovative and stylish products at a competitive pace, intensity, and price. Failure on our part to regularly and rapidly respond to customer requirements could adversely affect our ability to retain our existing customers or to acquire new customers which would limit our sales growth.

The worldwide apparel industry is subject to ongoing pricing pressure.

The apparel market is characterized by low barriers to entry for both suppliers and marketers, global sourcing through suppliers located throughout the world, trade liberalization, continuing movement of product sourcing to lower cost countries, ongoing emergence of new competitors with widely varying strategies and resources, and an increasing focus on apparel in the mass merchant channel of distribution. These factors contribute to ongoing pricing pressure throughout the supply chain. This pressure has and may continue to:

  require us to reduce wholesale prices on existing products;
  result in reduced gross margins across our product lines;
  increase pressure on us to further reduce our production costs and our operating expenses.

Any of these factors could adversely affect our business and financial condition.

Increases in the price of raw materials or their reduced availability could increase our cost of goods and decrease our profitability.

The prices we charge for our products are dependent in part on the market price for raw materials used to produce them. The price and availability of our raw materials may fluctuate substantially, depending on a variety of factors, including demand, crop yields, weather, supply conditions, transportation costs, government regulation, economic climates and other unpredictable factors. Any raw material price increases could increase our cost of goods and decrease our profitability unless we are able to pass higher prices on to our customers. Moreover, any decrease in the availability of our raw materials could impair our ability to meet our production requirements in a timely manner.

Risks Relating to Our Business

We depend on a group of key customers for a significant portion of our sales. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.

Net sales to our ten largest customers totaled approximately 81% and 74% of total net sales in 2005 and 2004, respectively. Our largest customer accounted for approximately 22% and 12% of net sales in 2005 and 2004. The garment manufacturing industry has experienced substantial consolidation in recent years, which has resulted in increased customer leverage over suppliers, greater exposure for suppliers to credit risk and an increased emphasis by customers on inventory management and productivity.

A decision by a major customer, whether motivated by competitive considerations, strategic shifts, financial requirements or difficulties, economic conditions or otherwise, to decrease its purchases from us or to change its manner of doing business with us, could adversely affect our business and financial condition. In addition, while we have long-standing customer relationships, we do not have long term contracts with any of our customers. As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time.

We are subject to export quotas imposed by governments which could adversely affect our business.

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

We must maintain sufficient development and manufacturing capacity to meet the needs of our customers

We must maintain sufficient development and manufacturing capacity in an environment characterized by continuing cost pressure and demands for product innovation and speed-to-market. We have made a deposit on 113,220 square meters of land in Nanjing Jiangning Economic and Technological Development Zone, which includes an existing manufacturing facility of 26,629 square meters. The Company expects to sign the purchase agreement and complete the purchase in 2006. However, the Company has been allowed to take possession of the property prior to consummation of the purchase. The Company expects the new manufacturing facility to be in production by late 2006 and will replace the Company’s current manufacturing facility. If we are unable for any reason to consummate the purchase of this facility, our manufacturing capacity will be seriously adversely affected. In addition, the cost to bring this facility into full production may exceed our expectations, which would have an adverse affect on our results of operations and our liquidity.

In addition, garment design changes rapidly as a result of a number of factors, including changing fashion trends, changing consumer tastes, and new fabrics and design techniques. In order to meet customer demands and changing customer preferences, we have to continually update our manufacturing equipment and technology. If we are unable to acquire state-of-the-art equipment and technology, we may not be able to meet customer demands, which could result in loss of customers and sales, which would have an adverse affect on our results of operations and our liquidity.

The success of our business depends on our ability to attract and retain qualified employees.

We need talented and experienced personnel in a number of areas including our core business activities. An inability to retain and attract qualified personnel, especially our key executives, could harm our business. Turnover among our employees and senior management could have a material adverse effect on our ability to implement our strategies and on our results of operations.

We will be required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act.

Failure to timely comply with the requirements of Section 404 or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our debt securities.

We are not currently an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Beginning with our Annual Report for the year ending December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report with our Annual Report on Form 10-KSB. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Additionally, our independent registered public accounting firm will be required to issue reports on management’s assessment of our internal control over financial reporting and their evaluation of the operating effectiveness of our internal control over financial reporting. Our assessment requires us to make subjective judgments and our independent registered public accounting firm may not agree with our assessment.

Achieving compliance with Section 404 within the prescribed period may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to complete the work necessary for our management to issue its management report in a timely manner, or that we will be able to complete any work required for our management to be able to conclude that our internal control over financial reporting is operating effectively. If we are not able to complete the assessment under Section 404 in a timely manner, we and our independent registered public accounting firm would be unable to conclude that our internal control over financial reporting is effective as of December 31, 2007. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our debt securities. In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.

We must successfully maintain and/or upgrade our information technology systems.

We rely on various information technology systems to manage our operations and we regularly evaluate these systems against our current and expected requirements. We are currently implementing modifications and upgrades to our systems, including replacing legacy systems with successor systems, making changes to legacy systems and acquiring new systems with new functionality. There are inherent costs and risks associated with replacing and changing these systems, including significant capital expenditures and the risk of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. Any information technology system disruptions, if not anticipated and appropriately mitigated, could have an adverse effect on our business and operations.

We may engage in future acquisitions and strategic investments that dilute the ownership percentage of our stockholders and require the use of cash, incur debt or assume contingent liabilities.

As part of our business strategy, we expect to continue to review opportunities to buy or invest in other businesses or technologies that we believe would enhance our manufacturing capabilities, or that may otherwise offer growth opportunities. If we buy or invest in other businesses in the future, we could: require the use of cash, incur debt or assume contingent liabilities.

As part of our business strategy, we expect to continue to review opportunities to buy or invest in other businesses or technologies that we believe would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. If we buy or invest in other businesses, products or technologies in the future, we could:

  incur significant unplanned expenses and personnel costs;
  issue stock that would dilute our current stockholders’ percentage ownership;
  use cash, which may result in a reduction of our liquidity;
  incur debt;
  assume liabilities; and
  spend resources on unconsummated transactions.

We may not realize the anticipated benefits of past or future acquisitions and strategic investments, and integration of acquisitions may disrupt our business and management.

We may in the future acquire or make strategic investments in additional companies. We may not realize the anticipated benefits of these or any other acquisitions or strategic investments, which involve numerous risks, including:

  problems integrating the purchased operations, technologies, personnel or products over geographically disparate locations;
  unanticipated costs, litigation and other contingent liabilities;
  diversion of management’s attention from our core business;
  adverse effects on existing business relationships with suppliers and customers;
  incurrence of acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;
  inability to retain key customers, distributors, vendors and other business partners of the acquired business; and
  potential loss of our key employees or the key employees of an acquired organization.

If we are not be able to successfully integrate businesses, products, technologies or personnel that we acquire, or to realize expected benefits of our acquisitions or strategic investments, our business and financial results may be adversely affected.

International political instability and concerns about other international crises may increase our cost of doing business and disrupt our business.

International political instability may halt or hinder our ability to do business and may increase our costs. Various events, including the occurrence or threat of terrorist attacks, increased national security measures in the United States and other countries, and military action and armed conflicts, can suddenly increase international tensions. Increases in energy prices will also impact our costs and could harm our operating results. In addition, concerns about other international crises, such as the spread of severe acute respiratory syndrome (“SARS”), avian influenza, or bird flu, and West Nile viruses, may have an adverse effect on the world economy and could adversely affect our business operations or the operations of our OEM partners, contract manufacturer and suppliers. This political instability and concerns about other international crises may, for example:

  negatively affect the reliability and cost of transportation;
  negatively affect the desire and ability of our employees and customers to travel;
  adversely affect our ability to obtain adequate insurance at reasonable rates; and
  require us to take extra security precautions for our operations.

Furthermore, to the extent that air or sea transportation is delayed or disrupted, our operations may be disrupted, particularly if shipments of our products are delayed.

Business interruptions could adversely affect our business.

Our operations and the operations of our suppliers and customers are vulnerable to interruption by fire, earthquake, hurricanes, power loss, telecommunications failure and other events beyond our control. In the event of a major natural disaster, we could experience business interruptions, destruction of facilities and loss of life. In the event that a material business interruption occurs that affects us or our suppliers or customers, shipments could be delayed and our business and financial results could be harmed.

We expect to experience volatility in our stock price, which could negatively affect stockholders’ investments.

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

  receipt of substantial orders or order cancellations;

  quality deficiencies in services or products;

  international developments, such as technology mandates, political developments or changes in economic policies;
  government regulations;
  energy blackouts;
  acts of terrorism and war;
  widespread illness;
  strategic transactions, such as acquisitions and divestitures;
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

ITEM 2. DESCRIPTION OF PROPERTY.

The Company currently operates one factory in the Nanjing Jiangning Economic and Technological Development Zone in Nanjing, China. The factory covers an area of 10,000 square meters and is equipped with highly advanced, state-of-the-art equipment. The Company's factory sits on land owned by Jiangsu. The Company owns the building and improvements and leases the land from Jiangsu pursuant to a 20 year lease. The Company has prepaid 100% of the rental payments under the lease. There are no material encumbrances on the building and improvements.

The Company's U.S. mailing address is 17870, Castleton St. #335, City of Industry, CA, 91748.

The Company has made a deposit on 113,220 square meters of land in Nanjing Jiangning Economic and Technological Development Zone, which includes an existing manufacturing facility of 26,629 square meters. The Company expects to sign the purchase agreement and complete the purchase in 2006. However, the Company has been allowed to take possession of the property prior to consummation of the purchase. The Company expects the new manufacturing facility to be in production by late 2006, which will replace the Company’s current manufacturing facility. The Company expects to invest approximately $3.5 million in 2006 for improvements to this new facility which the Company’s expects to fund from cash from operations.

ITEM 3. LEGAL PROCEEDINGS

The Company is a named defendant in an action pending in the U.S. District Court for the Northern District of Ohio. The action was filed on February 22, 2006 by Plaintiff Douglas G. Furth. The other principal parties are named defendants John Zanic, Wilson-Davis & Co., and Godwin, Pappas, Longley & Ronquillo, LLP. The action alleges that Company breached an agreement with the plaintiff under which it had promised to provide plaintiff 1,000,000 shares of its common stock in exchange for certain assistance in marketing and financial public relations services. The action seeks an award of damages in excess of $75,000. The Company denies that it was a party to such an agreement, that it breached the agreement or that it is otherwise liable. The Company intends to vigorously defend its legal position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

EGLY common stock is quoted on the Over-the-Counter Electronic Bulletin Board under the symbol "EGLY.OB". Presented below is the high and low bid information of EGLY's common stock for the periods indicated. The source of the following information is Merrill Lynch. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	EGLY COMMON STOCK
	HIGH	LOW
FISCAL YEAR ENDING DECEMBER 31, 2005:
First Quarter	$.55	$.35
Second Quarter	$.82	$.27
Third Quarter	$.60	$.15
Fourth Quarter	$1.01	$.15
FISCAL YEAR ENDING DECEMBER 31, 2004:
First Quarter	$.75	$.19
Second Quarter	$.43	$.27
Third Quarter	$.47	$.15
Fourth Quarter	$.43	$.19
FISCAL YEAR ENDING DECEMBER 31, 2003:
First Quarter	$.23	$.11
Second Quarter	$.23	$.11
Third Quarter	$.27	$.11
Fourth Quarter	$.47	$.15

Our common shares are issued in registered form. Our transfer agent is Holladay Stock Transfer, Inc, 2939 N. 67th Place Scottsdale, AZ 85251, telephone: (480) 481-3940; fax number: (480) 481-3941. On March 27, 2006, the shareholders’ list of our common shares showed 20 registered shareholders and 19,971,758 common shares outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Goldenway is a limited liability company, which was incorporated in the People's Republic of China (the "PRC") on December 31, 1993. Until December 2004, Goldenway was a subsidiary of Jiangsu. After its acquisition by Perfect Dream and effective as of April 20, 2005, Goldenway changed its status to that of a wholly foreign owned enterprise and increased its registered capital from $2,512,106 to $20,000,000. The increased registered capital will be paid-in in installments within three years of the issuance of Goldenway's updated business license. The first installment of $2,623,184 is due on December 31, 2005.

In the fiscal year ended December 31, 2005, approximately 50% of the Company’s revenues came from customers in the EU, 31% from customers in Japan, 13% from customers in the United States and 6% from customers in China. In the fiscal year ended December 31, 2005, three customers represented approximately 54% of the Company’s sales. Management believes that the relationship with these customers is good.

The Company purchases the majority of its raw materials directly from numerous local fabric and accessories suppliers. The Company may also purchase finished goods from other contract manufacturers. Two suppliers represented approximately 22% of the Company’s raw materials purchases in the fiscal year ended December 31, 2005. The Company has not experienced difficulty in obtaining raw materials essential to its business and management believes that the relationship with its suppliers is good.

The Company currently operates one factory in the Nanjing Jiangning Economic and Technological Development Zone of mainland, China. The factory covers an area of 10,000 square meters and is equipped with highly advanced, state-of-the-art equipment. The Company has put a deposit on 113,220 square meters of land in Nanjing Jiangning Economic and Technological Development Zone, which includes an existing facility of 26,629 square meters, which includes manufacturing and office space. The Company expects to sign the purchase agreement and complete the purchase in 2006. However, the Company has been allowed to take possession of the property prior to consummation of the purchase. The Company expects the new manufacturing facility to be in production by late 2006, which will replace the Company’s current manufacturing facility.

The factory employs a staff of over 700 people with an annual production capacity of over 1,000,000 pieces. All of the Company’s work force is non-union, and the Company considers its relations with its employees to be satisfactory.

In 2005, export quotas on most categories of the Company’s products were eliminated. In July 2005, the United States and the EU reinstituted export quotas on certain clothing categories. The Chinese government allocated a portion of the export quota to the Company based upon the amount of product that the Company exported in the prior year. Although certain of the Company’s apparel products fall within the categories subject to the safeguards in the U.S. and the EU, the imposition of quotas in 2005 did not have a material affect on the Company’s net sales, although it did impact its gross margin. See Results of Operations below. As a result of the Company’s prior export performance, it was awarded a sufficient portion of the export quotas to enable it to increase its sales to customers in the EU and the U.S. despite the reinstitution of export quotas. In order to increase the Company’s allocation of future export quotas, however, the Company accepted more orders for lower margin products, which had an adverse affect on the Company’s gross margins. The Company believes that its customer mix and its ability to adjust the types of apparel it manufactures will mitigate its exposure to such trade restrictions in the future.

Under the laws of the PRC, as a wholly foreign owned enterprise, in the fiscal year ended December 31, 2004, Goldenway was entitled to a 50% reduction in its income tax rate, from 24% to 12%. In the fiscal year ended December 31, 2005, Goldenway as a wholly foreign owned enterprise that exported over 70% of its products outside the PRC, is eligible for a 50% reduction in its tax rate from 24% to 12%.

The Company markets and sells its products through a combination of international distributors and direct sales primarily in Japan, Europe and the United States.

Our cost of net revenues consists of raw materials, garment finishing fees, direct labor and manufacturing overhead, including the Company’s contributions to a government mandated multi-employer defined contribution plan, packing materials and others. In addition, from time to time we subcontract manufacturing, which costs are included in our cost of net revenues.

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as costs associated with trade shows, promotional activities, transportation expenses and inspection expenses.

General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, facilities and human resources personnel, office expenses and professional fees.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The following table summarizes the Company’s results of operations. The table and the discussion below should be read in conjunction with the audited financial statements and the notes thereto appearing elsewhere in this report.

Results of Operations

Year Ended December 31,	2005		2004
	$	%	$	%
Sales	10,813,961	100.0	7,967,601	100.00%
Gross Profit	2,101,396	19.43%	1,874,733	23.53%
Operating Expense	969,663	8.97%	487,626	6.12%
Income From Operations	1,131,733	10.47%	1,387,107	17.41%
Other Income (Expenses)	73,487	0.68%	(8,668)	-0.11%
Net Income	1,043,540	9.65%	1,232,855	15.47%

Revenues, Cost of Revenues and Gross Margin

Revenues

Revenues for the year ended December 31, 2005 were $10,813,961, an increase of 36% from $7,967,601 for 2004. Our increase in revenues was primarily attributable to an increase in sales to customers in the EU, the US and in Japan. In 2005, sales to customers in the EU increased by $0.92 million or 131%, sales to customers in the U.S. increased by approximately $3.0 million or 207% and sales to customers in Japan increased by approximately $1.65 million or 97% as compared to 2004.

Cost of Sales and Gross Margin

Cost of sales for the year ended December 31, 2005 was $8,712,565, an increase of 43% from $6,092,868 for 2004. The increase in cost of sales was mainly attributable to the increase in sales. As a percentage of revenues, cost of sales increased to approximately 81% for 2005 from approximately 76% for 2004. Consequently, gross margin as a percentage of revenues decreased to approximately 19% for 2005 from approximately 24% for 2004. Of the 5% decrease in gross margins, approximately 3.7% is attributable to an increase in the acceptance of lower margin orders to increase the Company’s allocation of future export quotas and approximately 1.3% was attributable to increases in labor costs, which could not entirely be passed on to the Company’s customers.

Selling, and General and Administrative Expenses

Selling expenses in 2005 increased by 167% from $31,826 in 2004 to $85,108 in 2005. The increase in selling expenses was mainly attributable to an increase in transportation and logistic costs as well as an increase in inspection fees.

General and Administrative expenses in 2005 increased by 94% to $811,552 from $418,060 in 2004. While general and administrative expenses related to operations decreased by 36% from $418,060 in 2004 to $265,484 in 2005, general and administrative expenses associated with being a U.S. publicly traded company increased to $546,068 in 2005 from $0 in 2004.

Income before taxes in 2005 was $1,205,220, a decrease of $173,219 from $1,378,439 in 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, the Company had cash and cash equivalents of $1,467,245, other current assets of $712,472 and current liabilities of $2,286,240. To date, the Company has financed its operations primarily from operations and cash flow from operations is expected to continue to be the Company's primary source of funds to finance its short-term cash needs.

Net cash provided by operating activities for 2005 was $3.2 million, compared with $3.8 million in 2004. The Company’s primary source of operating cash flow was net income of $1.0 million. Additional cash was provided from the repayment of advances made to a related party of $2.2 million. The decrease in our net cash was attributable to a decrease in our accounts payable, particularly for raw materials, as compared to the year of 2004.

Net cash used in investing activities was approximately $2.5 million in 2005, compared with $2.4 million in 2004. The increase was primarily attributable to construction costs of approximately $2.25 million associated with our new office building and factory, and the purchase of new manufacturing equipment of approximately $250,000.

Net cash provided by financing activities was $611,247 in 2005, compared with cash used in financing activities of $1.3 million in 2004. On August 23, 2005, we entered into a short-term loan agreement with a bank pursuant to which we borrowed approximately $610,000 at an interest rate of 6.138% per annum. The loan matures on August 23, 2006. The funds were used for the purchase of raw materials. The loan may be extended for an additional year. The borrowings were guaranteed by Jiangsu Ever-Glory Group, a related company.

Capital Commitments

The Company has a continuing program for the purpose of improving its manufacturing quality. As of December 31, 2005, the Company had commitments for capital projects in progress of approximately $1.5 million. The Company anticipates that cash flows from operations will be used to pay for these capital commitments. Pursuant to the Articles of Association of Goldenway, registered capital of approximately $17.5 million must be paid into Goldenway by February 1, 2008. The increased registered capital will be paid-in in installments within three years of the issuance of Goldenway's updated business license. As of December 31, 2005, the Company has paid $2.6 million of its registered capital requirements. The remaining $14.9 million is due on February 1, 2008.

The Company has put a deposit on 113,220 square meters of land in Nanjing Jiangning Economic and Technological Development Zone, which includes an existing manufacturing facility of 26,629 square meters The Company expects to sign the purchase agreement and complete the purchase in 2006. However, the Company has been allowed to take possession of the property prior to consummation of the purchase. The Company expects the new manufacturing facility to be in production by late 2006, which will replace the Company’s current manufacturing facility. The Company expects to invest approximately $3.5 million in 2006 for improvements to this new facility, which the Company’s expects to fund from cash from operations.

Uses of Liquidity

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

Sources of Liquidity

The Company’s primary source of liquidity for its short-term cash needs is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand. The Company believes that will be able to borrow additional funds if needed.

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

As of December 31, 2005 the Company had outstanding borrowings under a credit facility with a bank of approximately $610,000. As of December 31, 2005, the Company did not have any standby letters of credit or standby repurchase obligations.

Foreign Currency Translation Risk.

The Company's major operations are in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the Chinese Renminbi. Sales of the Company's products are in dollars. During 2003 and 2004 the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. As a result, orders received prior to the adjustment were at prices based on the prior exchange rate, which negatively impacted our gross margins for the year ended December 31, 2005. We now negotiate price adjustments with most of our customers, which we believe will reduce our exposure to exchange rate fluctuations in the future. However, if in the future the Chinese government should decide to adjust the RMB to dollar exchange rate unexpectedly, our gross margins and results of operations and cash flows could be adversely affected.

In addition, the financial statements of Goldenway (whose functional currency is the RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity. The foreign currency translation gain for the years ended December 31, 2005 and 2004 were $5,621 and $0, respectively.

CRITICAL ACCOUNTING POLICIES

We have identified critical accounting policies that, as a result of judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operation involved, could result in material changes to our financial position or results of operations under different conditions or using different assumptions. The most critical accounting policies and estimates are:

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2005 and 2004 include the allowance for the useful life of property and equipment.

Inventories, consisting of raw materials and finished goods related to the Company's products are stated at the lower of cost or market utilizing the first-in, first-out method.

Fair value of financial instruments, our financial instruments consist of accounts receivable, accounts payable and accrued liabilities are reflected in the financial instruments. The fair value of financial instruments approximate their recorded values.

We recognize revenue upon delivery to our customers for local sales and upon shipment of the products for export sales, at which time title passes to the customer.

Details regarding our use of these policies and the related estimates are described in the accompanying financial statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004. During the year ended December 31, 2005, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities (VIE)," (revised December 2003 by FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN No. 46R did not have a material impact on the Company’s financial position, results of operations or cash flows as the Company does not have any VIEs.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company does not expect the adoption of this statement will have any material impact on its results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs -- an amendment of ARB No. 43, Chapter 4"(“SFAS 151”) This statement clarifies the criteria of "abnormal amounts" of freight, handling costs, and spoilage that are required to be expensed as current period charges rather than deferred in inventory. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for the Company July 1, 2005. The Company does not expect the adoption of this statement will have any material impact on its results of operations or financial position.

In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions an amendment of FASB Statements No. 66 and 67. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement will have any material impact on its results of operations or financial position.

In December 2004, the FASB issued SFAS no. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not expect the adoption of this statement will have any material impact on its results of operations or financial position.

SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3 (“SFAS 3”). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company’s expected January 1, 2006 adoption of SFAS No. 154 is not expected to have any material impact on its results or financial position.

ITEM 7. FINANCIAL STATEMENTS.

The report of Company's Independent Auditor appears at Page F-1 hereof, the Financial Statements of Ever-Glory appear at Page F-2 through F-16 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of December 31, 2005, the end of the period covered by this Annual Report on Form 10-KSB, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

On November 21, 2005, a Quarterly Report on Form 10-QSB, which purported to contain the Company’s financial results for the three and nine months ending September 30, 2005 was filed with the SEC. This report was filed with neither the approval of the Company nor with the prior review of its auditors and contained numerous errors and omissions. The Company filed an amended Quarterly Report on Form 10-QSB with the SEC on December 5, 2005 to correct these errors. In addition, this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 did not discuss the Company’s outstanding borrowings in Management's Discussion And Analysis Of Financial Condition And Results Of Operations – Liquidity and Capital Resources – Sources of Liquidity, although the Company's balance sheet and cash flow statement correctly reported an outstanding note payable to a bank which was consummated in August 2005.

In light of the matters discussed above,  the Company's Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report,  the Company's disclosure controls and procedures were not effective. The Company has taken steps to improve and strengthen its disclosure controls and procedures, including hiring new legal counsel, and implementing new policies and procedures in an effort to correct these deficiencies.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions of our directors and executive officers:

Name	Age	Position
Kang Yi Hua	42	Chief Executive Officer,
		President and
		Director
Sun Jia Jun	33	Chief Operating Officer and
		Director
Guo Yan	28	Chief Financial Officer
Yan Xiao Dong	42	Director
Wei Ru Qin	52	Director
Li Ning	42	Director
Jin Qiu	32	Secretary

Each Director will hold office until the next annual meeting of stockholders and until his successor has been elected and qualified.

KANG YI HUA. Since the effective date of the merger, Mr. Kang has served as the Company’s President and Chief Executive Officer and as the Chairman of the Company’s Board of Directors. From December 1993 to the present, Mr. Kang has served as the President and Chairman of the Board of Directors of Goldenway. From January 2005 to the present, Mr. Kang has served as the Chairman of the Board of Directors of Perfect Dream. Mr. Kang has extensive worldwide managerial and operational experience focusing upon business development and strategic planning. Mr. Kang formerly was the party Branch Secretary of the Management Department, Nanjing Aeronautics and Astronautics University, and the Vice General Manager of the Import and Export Department of Nanjing Shenda Company. Mr. Kang earned a Bachelor’s degree in Management from Beijing Aeronautics and Astronautics University and a Bachelor’s degree in Engineering from Nanjing Aeronautics and Astronautics University.

SUN JIA JUN. Since the effective date of the merger, Mr. Sun has served as the Company’s Chief Operating Officer and a member of the Company’s Board of Directors. Mr. Sun has been a member of the Board of Directors of Goldenway since 2000. From July 1996 to November 2002, Mr. Sun was the General Manager of International Trade Department at Goldenway. Mr. Sun has more than 8 years experience in import and export in the textile industry. Mr. Sun earned a Bachelor’s degree from the Wuhan Textile Industry Institute.

GUO YAN. Since the effective date of the merger, Ms. Guo has served as the Company’s Chief Financial Officer. From July 1999 to 2004, Ms. Guo was the section chief of the financial and accounting department of Goldenway. Ms. Guo earned a Bachelor’s degree in Accounting from the Nanjing Audit Institute.

YAN XIAO DONG. Since the effective date of the merger, Mr. Yan has been a member of the Company’s Board of Directors. Mr. Yan has been a member of Goldenway’s Board of Directors since 1994. Mr. Yan has more than 10 years experience in import and export and garment production management. Mr. Yan earned a Bachelor’s degree in Mechanical Engineering from Nanjing Aeronautics and Astronautics University.

WEI RU QIN. Since the effective date of the merger, Mr. Wei has been a member of the Company’s Board of Directors Mr. Wei has been the head of the Auditing Department of Goldenway since 2000. Mr. Wei has more than 20 years experience in accounting and finance management in the construction and textile industries. Mr. Wei formerly served as a Vice Manager at Lishui Textile Garment Industry Company and Manager at Lishui Second Light Textile Products Material Supply & Marketing Office.

LI NING. Since the effective date of the merger, Mr. Li has been a member of the Company’s Board of Directors. Mr. Li has been a member of Goldenway’s Board of Directors since 2000. Mr. Li has more than 10 years experience in finance and investment management. Mr. Li earned a Bachelor’s degree in Computer Science from Nanjing Aeronautics and Astronautics University.

JIN QIU. Mr. Jin has served as the Corporate Secretary since 2005. From 2003 to 2005, Mr. Jin served as the secretary to the president Mr. Kang Yi Hua in the aspects of corporation development planning and investment management. Mr. Jin earned a Bachelor’s degree in English culture from Beijing Institute of International Relations and a Master’s degree in Economics from Nanjing University.

There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

     1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

     2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     4. being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our Board of Directors does not have a separate audit committee. The Board has determined that it does not have a member of its Board that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. However, the Company is considering appointing an independent qualified financial expert to its Board of Directors in order to strengthen and improve its internal disclosure controls and procedures.

Section 16(a) Of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and the rules of the Securities and Exchange Commission promulgated thereunder require Ever-Glory's directors and executive officers to file reports of their ownership and changes in ownership of common stock with the Securities and Exchange Commission. Based solely on information provided to Ever-Glory, Ever-Glory believes that during the last fiscal year, Messrs. Kang, Yan, Wei, Sun and Li each failed to file a Form 4 or Form 5 to report the exchange of their shares of common stock for shares of preferred stock, which exchange was effected on October 27, 2005. The Company is working with these individuals to correct this oversight as promptly as possible.

Code Of Business Conduct And Ethics

We have adopted a code of business conduct and ethics that applies to our officers, directors and employees, including our Chief Executive Officer, senior executive officers, principal accounting officer, controller and other senior financial officers. Our code of business conduct and ethics is available on our website at www.everglorygroup.com. A copy of our code of business conduct will be provided to any person without charge, upon written request sent to the Company at its offices located at 17870 Castleton Street, #335, City of Industry, California 91748, attention “stockholder relations”.

The Board of Directors and management are currently reviewing the Company’s code of business conduct in connection with an overall review of the Company’s corporate governance and other policies in light of Section 406 of the Sarbanes-Oxley Act. The Company will timely disclose any amendments to or waivers of certain provisions of our code of business conduct and ethics as required by the Securities Exchange Act and the rules and regulations of the SEC.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the aggregate compensation awarded to, earned by or paid to:

(a)	our chief executive officer;

(b)	each of our four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed fiscal year and whose total salary and bonus exceeds $100,000 per year; or

(c)	any additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our company at the end of the most recently completed fiscal year (collectively, the “Named Executive Officers”).

Summary Compensation Table(1)

			Annual	Long-Term
			Compensation	Compensation
				Securities	All Other
		Salary		Underlying	Compensation
Name and Principal Position	Year	($)	Bonus	Options/SARS (#)	($)
Kang Yi Hua
President and Chief Executive
Officer	2005	2,765.5	_	_	_
	2004	5,441.0	_	_	_
	2003	6,892.0	_	_	_

(1) All compensation is paid in RMB. The amounts in the foregoing table have been converted to U.S. dollars at the conversion rate of 8.11 RMB to the dollar.

No deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the years ended December 31, 2005, 2004 or 2003.

No employee, director, or executive officer has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Compensation of Directors

We do not currently compensate any of our directors in connection with their service on the Board of Directors of the Company. We reimburse our directors for their reasonable out-of-pocket expenses incurred in connection with attending meetings of our board of directors.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his resignation, retirement or other termination of employment with the Company, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Company’s Common Stock as of March 23, 2005 by each person known to the Company to own more than five percent (5%) of the Company’s Common Stock and by each of the Company’s current directors, and by all directors and officers of the Company as a group. The table has been prepared based on information provided to the Company by each shareholder.

			Amount
			and Nature
			of
	Amount and		Beneficial
	Nature of		Ownership
	Beneficial	Percent	of Series A	Percent
	Ownership of	of	Preferred	of
Name and Address of Beneficial Owner	Common Stock(1)	Class	Stock(1)	Class

Executive Officers and Directors(2)
Kang, Yi Hua	614,338	3.1%	6,238	79.1%
Yan, Xiao Dong	-		499	6.3%
Wei, Ru Qin	-		115	1.5%
Sun, Jia Jun	-		230	2.9%
Li, Ning	-		384	4.9%
Guo, Yan	-		-	-
All Executive Officers and Directors as
a Group (six persons)	614,338	. 3.1%	7,466	94.7%

(1) The percentage of shares beneficially owned is based on 19,971,758 shares of common stock outstanding and 7,883.551 shares of series A preferred outstanding. Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment and dispositive power of the shares. On or about October 27, 2005, each of the shareholders listed in this table, as well as other shareholders holding an aggregate of 336,573 shares (total 7,883,551 shares) exchanged their shares of common stock for 7,883.551 shares of preferred stock, in order to increase the availability of common stock for public shareholders. In addition, on November 1, 2005, the Company effected a 7.6 -for-1 forward stock split of its common stock in the form of a stock dividend, which increased the number of outstanding shares of common stock to 19,971,758 shares. As a result, each share of preferred stock has the same voting, dividend and liquidation rights as 7,600 shares of common stock and will convert back into common stock at such time as the Company is able to increase the number of authorized shares of common stock to no less than 500,000,000 shares. (2) The address for each of Ever-Glory's directors and executive officers is Ever-Glory's principal offices, Ever-Glory International Group, Inc., 17870 Castleton Street, #335 City of Industry, California.

Equity Compensation Plan Information

The following table provides information as of December 31, 2005 with respect to compensation plans, under which securities are authorized for issuance, aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders.

			Number Of Securities
			Remaining Available
			For Future Issuance
	Number Of Securities		Under Equity
	To Be Issued Upon	Weighted Average	Compensation Plans
	Exercise Of	Exercise Price Of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected In Column
PLAN CATEGORY	Warrants And Rights	Warrants And Rights	(A))

Equity compensation plans
approved by security holders	0	$0.00	0
Equity compensation plans
not approved by security
holders	0	$0.00	0
Total	0	$0.00	0

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the past two years, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest, other than as described below.

Mr. Kang Yi Hua, the Company’ President and Chief Executive Officer is the Chief Executive Officer and majority shareholder of Jiangsu Ever-Glory International Enterprise Group, which is the majority shareholder of Chuzhou Ever-Glory Enterprises Ltd. In addition, Mr. Kang Yi Hua is the sole shareholder of Ever-Glory Enterprises (HK) Ltd., which is the sole shareholder of Nanjing Catch-Luck Garments Ltd.

During 2005, the Company sub-contracted approximately $2.2 million of manufacturing to these related companies. The Company provided the raw materials and the sub-contractor charged the Company a fixed labor charge for the sub-contracting work. As of December 31, 2005, the Company owed these related companies $486,475 pursuant to these sub-contracting arrangements.

In addition, during 2005, these related companies purchased finished goods and sub-contract manufacturing services from the Company totaling $713,580. As of December 31, 2005, accounts receivable from these related companies for finished goods and sub-contracting services was $0 and $130,784, respectively.

During 2005, the Company loaned $2,535,500 to a related company. Interest charged for these borrowings was 6% per annum. Total interest charged for the fiscal year ended December 31, 2005 was $131,610. These advances made are repayable on demand. As of December 31, 2005, all amounts borrowed were repaid in full.

During 2005, the Company received rental income of $18,337 for the lease of factory space to a related company.

During 2005, a related company loaned the Company $3,930,978. Interest charged on these loans was 6% per annum. During 2005, the Company paid interest of $61,690 on these borrowings. All borrowings were repaid on December 31, 2005.

In August 2005, Jiangsu Ever-Glory International Enterprise Group guaranteed a note payable to a bank in the amount of $611,247.

ITEM 13. EXHIBITS.

Exhibit No.	Description
2..1	Agreement and Plan of Reorganization as amended, dated as of July 29, 2005, by and among Andean, Perfect Dream and Perfect Dream Stockholders (filed previously as Exhibit 2.1 to the Company’s Report on Form 8-K, filed August 24, 2005).

3.1	Restated Articles of Incorporation

3.2	Amended and Restated Bylaws (filed as Exhibit 2.1 to the Company’s Report on Form 8-K dated March 26, 2001).

4.1	Articles of Association of Perfect Dream (filed previously as Exhibit 4.1 to the Company’s Report on Form 8-K, filed August 24, 2005).

4.2	Articles of Association of Goldenway (filed previously as Exhibit 4.2 to the Company’s Report on Form 8-K, filed August 24, 2005).

10.1	Equity Interest Transfer Agreement between Perfect Dream and Ever-Glory Enterprises (H.K.) Ltd. (filed previously as Exhibit 10.1 to the Company’s Report on Form 8-K, filed August 24, 2005).

10.2	Equity Interest Transfer Agreement between Perfect Dream and Jiangsu Ever- Glory International Enterprise Group Corporation (filed previously as Exhibit 2.1 to the Company’s Report on Form 8-K, filed August 24, 2005).

10.3	Extract of Short Term Bank Loan Agreement between Goldenway and Shanghai Pudong Development Bank Nanjing Branch

21.1	Subsidiaries of Registrant (filed previously as Exhibit 21.1 to the Company’s Report on Form 8-K/A, filed January 20, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Jimmy C.H. Cheung & Co, Certified Public Accountants, are Ever-Glory's independent auditors. In November 2005, Jimmy C.H. Cheung & Co., Certified Public Accountants was appointed as the Company’s auditors to audit the Company’s financial statements for the years ended December 31, 2005 and 2004 and to review the Company’s financial statements for the three and nine months ended September 30, 2005. Jimmy C.H. Cheung & Co., Certified Public Accountants has performed the following services and has been paid the following fees:

Audit Fees

Jimmy C.H. Cheung & Co., Certified Public Accountants was paid aggregate fees of approximately $120,000 for professional services rendered for the audit of Ever-Glory's annual financial statements for the years ended December 31, 2005 and 2004 and for the review of Ever-Glory’s report on Form 10-QSB for the three and nine months ended September 30, 2005.

Audit-Related Fees

Jimmy C.H. Cheung & Co., Certified Public Accountants was not paid any additional fees for the fiscal year ended December 31, 2004 and December 31, 2005 for assurance and related services reasonably related to the performance of the audit or review of Ever-Glory's financial statements.

Tax Fees

Jimmy C.H. Cheung & Co., Certified Public Accountants was not paid any aggregate fees for the fiscal years ended December 31, 2004 and December 31, 2005 for professional services rendered for tax compliance, tax advice and tax planning.

Other Fees

Jimmy C.H. Cheung & Co., Certified Public Accountants was paid no other fees for professional services during the fiscal years ended December 31, 2004 and December 31, 2005.

The Company does not have an audit committee. Prior to engaging Jimmy C.H. Cheung & Co., Certified Public Accountants for the purpose of rendering audit services, the engagement was approved by the Company’s Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ever-Glory International Group, Inc. has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2006
EVER-GLORY INTERNATIONAL GROUP, INC.

By: /s/ Kang Yi Hua
Kang Yi Hua, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Kang Yi Hua	Chief Executive Officer and Director	March 28, 2006
Kang Yi Hua	(Principal Executive Officer)

/s/ Sun Jia Jun	Chief Operating Officer and Director	March 28, 2006
Sun Jia Jun

/s/ Guo Yan	Chief Financial Officer and Treasurer	March 28, 2006
Guo Yan	(Principal Accounting and Financial Officer)

/s/ Yan Xiao Dong	Director	March 28, 2006
Yan Xiao Dong

/s/ Li Ning	Director	March 28, 2006
Li Ning

/s/ Wei Ru Qin	Director	March 28, 2006
Wei Ru Qin

     EVER-GLORY INTERNATIONAL GROUP, INC.
(PREVIOUSLY ANDEAN DEVELOPMENT CORPORATION)
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004
(RESTATED)

EVER-GLORY INTERNATIONAL GROUP, INC.
(PREVIOUSLY ANDEAN DEVELOPMENT CORPORATION)
AND SUBSIDIARIES

CONTENTS
Pages

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2005 and 2004	F-2

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2005 and 2004	F-3

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005 and 2004	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004 (restated)	F-5

Notes to the Consolidated Financial Statements as of December 31, 2005 and 2004	F-6 - 16

   Jimmy C.H. Cheung & Co
      Certified Public Accountants
     (A member of Kreston International)

Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Ever-Glory International Group, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Ever-Glory International Group, Inc. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ever-Glory International Group, Inc. and subsidiaries as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 (restated), in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14, the Company restated its statements of cash flows in financial statements for the year ended December 31, 2004.

JIMMY C.H. CHEUNG & CO
Certified Public Accountants

Hong Kong

Date: January 20, 2006

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong Tel: (852) 25295500 Fax: (852) 28651067 Email: jchc@krestoninternational.com.hk Website: http://www.jimmycheungco.com

EVER-GLORY INTERNATIONAL GROUP, INC.
(PREVIOUSLY ANDEAN DEVELOPMENT CORPORATION)
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2005 AND 2004

ASSETS
	2005	2004

CURRENT ASSETS
Cash and cash equivalents	$1,467,245	$160,612
Accounts receivable, net of allowances	236,289	180,613
Accounts receivable - related companies	-	130,784
Due from a related company	-	2,535,500
Inventories, net	396,207	794,412
Income tax recoverable	59,021	-
Other receivables and prepaid expenses	20,955	143,415
Total Current Assets	2,179,717	3,945,336

PROPERTY AND EQUIPMENT, NET	5,855,562	3,500,629
TOTAL ASSETS	$8,035,279	$7,445,965

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$84,300	$322,325
Due to related companies	486,475	1,580,869
Other payables and accrued liabilities	1,054,942	733,601
Value added tax	49,276	66,517
Income tax payable and other tax payable	-	84,820
Note payable	611,247	-
Total Current Liabilities	2,286,240	2,788,132

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock ($.0001 par value, authorized 5,000,000 shares,
Nil shares issued and outstanding)	-	-
Series A Convertible Preferred Stock ($.0001 par value,
authorized 10,000 shares, 7,883 shares issued and
outstanding as of December 31, 2005; Nil shares issued
and outstanding as of December 31, 2004)	1	-
Common stock ($.0001 par value, authorized 100,000,000 shares, issued and outstanding 19,971,758 shares as of
December 31, 2005; issued and outstanding 58,317,270 shares
as of December 31, 2004	1,997	5,832
Additional paid-in capital	1,263,749	1,217,870
Retained earnings
Unappropriated	2,437,823	1,599,034
Appropriated	2,012,041	1,807,290
Accumulated other comprehensive income	33,428	27,807
Total Stockholders' Equity	5,749,039	4,657,833

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,035,279	$7,445,965

The accompanying notes are an integral part of these financial statements

EVER-GLORY INTERNATIONAL GROUP, INC.
(PREVIOUSLY ANDEAN DEVELOPMENT CORPORATION)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

		2005	2004
NET SALES
To related parties		$713,580	$367,726
To third parties		10,100,381	7,599,875
Total net sales		10,813,961	7,967,601
COST OF SALES		(8,712,565)	(6,092,868)
GROSS PROFIT		2,101,396	1,874,733
OPERATING EXPENSES
Stock issued for services		42,045	-
Selling expenses		85,108	31,826
General and administrative expenses		811,552	418,060
Loss on disposal of fixed assets		2,065	13,084
Depreciation and amortization		28,893	24,656
Total Operating Expenses		969,663	487,626
INCOME FROM OPERATIONS		1,131,733	1,387,107
OTHER INCOME (EXPENSES)
Interest income		131,610	-
Interest expenses		(74,284)	(2,454)
Other income from a related company		18,337	-
Other income		64	-
Other expenses		(2,240)	(6,214)
Total Other Income (Expenses)		73,487	(8,668)
INCOME BEFORE INCOME TAX EXPENSE		1,205,220	1,378,439
INCOME TAX EXPENSE		(161,680)	(145,584)
NET INCOME		1,043,540	1,232,855
OTHER COMPREHENSIVE INCOME
Foreign currency translation gain		5,621	-
COMPREHENSIVE INCOME		$1,049,161	$1,232,855
Net income per share - basic	$	$ 0.02	$0.02
Net income per share - diluted	$	$ 0.01	$0.02
Weighted average number of shares outstanding during
the year - basic		55,224,701	58,317,270
Weighted average number of shares outstanding during
the year - diluted		115,139,689	58,317,270

The accompanying notes are an integral part of these financial statements

EVER-GLORY INTERNATIONAL GROUP, INC.
 (PREVIOUSLY ANDEAN DEVELOPMENT CORPORATION)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional paid-in	Unappropriated retained	Appropriated retained	Accumulated other comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	capital	earnings	earnings	income	Total

Balance at December 31, 2003	-	$-	-	$-	58,317,270	$5,832	$2,506,274	$579,335	$1,594,134	$27,807	$4,713,382

Contribution by stockholders	-	-	-	-	-	-	50,000	-	-	-	50,000

Distribution to stockholders	-	-	-	-	-	-	(1,338,404)	-	-	-	(1,338,404)

Net income for the year	-	-	-	-	-	-	-	1,232,855	-	-	1,232,855

Transfer to statutory and staff welfare reserves	-	-	-	-	-	-	-	(213,156)	213,156	-	-

Balance at December 31, 2004	-	-	-	-	58,317,270	5,832	1,217,870	1,599,034	1,807,290	27,807	4,657,833

Stock issued in reverse merger	-	-	-	-	19,971,758	1,997	(1,997)	-	-	-	-

Stock issued for services	-	-	-	-	1,597,718	160	41,885	-	-	-	42,045

Stock Exchanged for series A Convertible Preferred Stock	-	-	7,883	1	(59,914,988)	(5,992)	5,991	-	-	-	-

Net income for the year	-	-		-	-	-	-	1,043,540	-	-	1,043,540

Other comprehensive income	-	-		-	-	-	-	-	-	5,621	5,621

Transfer to statutory and staff welfare reserves	-	-		-	-	-	-	(204,751)	204,751	-	-

Balance at December 31, 2005	-	$-	7,883	$1	19,971,758	$1,997	$1,263,749	$2,437,823	$2,012,041	$33,428	$5,749,039

The accompanying notes are an integral part of these consolidated financial statements

EVER-GLORY INTERNATIONAL GROUP, INC.
(PREVIOUSLY ANDEAN DEVELOPMENT CORPORATION)
AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
(RESTATED)

	2005	2004
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,043,540	$1,232,855
Adjusted to reconcile net income to cash provided
by operating activities:
Stock issued for services	42,045	-
Depreciation and amortization - cost of sales	134,013	139,281
Depreciation and amortization	28,893	21,028
Loss on disposal of fixed assets	2,065	13,084
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(55,676)	(86,461)
Accounts receivable - related companies	130,784	(65,174)
Due from a related company	2,535,500	1,814,500
Other receivables and prepaid expenses	122,460	(135,259)
Inventories	398,205	(656,398)
Increase (decrease) in:
Accounts payable	(238,025)	57,376
Due to related companies	(1,094,394)	1,546,769
Other payables and accrued liabilities	321,341	(124,538)
Value add tax payables	(17,241)	52,125
Income tax and other tax payables	(143,841)	(18,633)
Net cash provided by operating activities	3,209,669	3,790,555

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,519,904)	(2,363,764)
Net cash used in investing activities	(2,519,904)	(2,363,764)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution by stockholders	-	50,000
Distribution to stockholders	-	(1,338,404)
Proceeds from notes payable	611,247	-
Net cash provided by / (used in) financing activities	611,247	(1,288,404)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,301,012	138,387

EFFECT OF EXCHANGE RATE ON CASH	5,621	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	160,612	22,225

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,467,245	$160,612

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
Interest expenses	$12,594	$2,454

Cash paid during the year for:
Income taxes	$306,434	$143,494

The accompanying notes are an integral part of these financial statements

EVER-GLORY INTERNATIONAL GROUP, INC.
(PREVIOUSLY ANDEAN DEVELOPMENT CORPORATION)
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

	(A)	Organization

Ever-Glory International Group, Inc. (“EGLY”) (previously Andean Development Corporation) was incorporated in Florida on October 19, 1994.

Perfect Dream Limited (“Perfect Dream”) was incorporated in the British Virgin Islands on July 1, 2004. Goldenway Nanjing Garments Company Limited (“Goldenway”), a People’s Republic of China (“PRC”) limited liability company was incorporated on December 31, 1993. Goldenway is principally engaged in the manufacturing and sale of garments.

During 2004, Perfect Dream acquired 100% of Goldenway for cash in the amount of $1,338,404. The transaction was accounted for as a reorganization of entities under common control as the companies were beneficially owned by principally identical stockholders and shared common management.

On July 29, 2005, EGLY entered into an Agreement and Plan of Reorganization with the stockholders of Perfect Dream whereby the stockholders of Perfect Dream exchanged 100% of their shares of Perfect Dream for 7,673,325 shares of restricted common stock of EGLY.

On completion of the reorganization, the merger of EGLY and Perfect Dream was treated for accounting purposes as a capital transaction and recapitalization by Perfect Dream (“the accounting acquirer”) and reorganization by EGLY (“the accounting acquiree”). The financial statements have been prepared as if the reorganization had occurred retroactively.

Accordingly, the financial statements include the following:

(1) The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2) The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

EGLY, Perfect Dream and Goldenway are hereinafter referred to as (“the Company”).

On November 17, 2005, the Company filed an Amendment to its Articles of Incorporation to change its name to Ever-Glory International Group, Inc.

	(B)	Use of estimates

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

	(C)	Principles of consolidation

The accompanying 2005 and 2004 consolidated financial statements include the accounts of EGLY and its 100% owned subsidiaries Perfect Dream and Goldenway.

All significant inter-company transactions and balances have been eliminated in consolidation.

	(D)	Cash and cash equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with maturities of less than three months.

EVER-GLORY INTERNATIONAL GROUP, INC.
(PREVIOUSLY ANDEAN DEVELOPMENT CORPORATION)
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

	(E)	Accounts receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customer and current relationships with them.

As of December 31, 2005 and 2004, the Company considers all its accounts receivable to be collectable and no provision for doubtful accounts has been made in the financial statements.

	(F)	Inventories

Inventories are stated at lower of cost or market value, cost being determined on a first-in, first-out method. The Company provided inventory allowances based on excess and obsolete inventories determined principally by customer demand.

	(G)	Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less an estimated residual value over the assets’ estimated useful lives. The estimated useful lives are as follows:

Factory buildings	15 Years
Leasehold improvements	10 Years
Plant and machinery	10 Years
Furniture and fixtures	5 Years
Office equipment	5 Years
Motor vehicles	5 Years

(H)	Fair value of financial instruments
Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Trade accounts receivable, accounts payable, and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of the instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

The carrying value of cash and cash equivalents, accounts receivable (trade and others), accounts payable (trade and related party) and accrued liabilities approximate their fair value because of the short-term nature of these instruments. The Company places its cash and cash equivalents with what it believes to be high credit quality financial institutions. The Company has a diversified customer base, most of which are in Europe, Japan, the United States and the PRC. The Company controls credit risk related to accounts receivable through credit approvals, credit limit and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

The Company’s major operation is in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollars (“US$”) and the Chinese Renminbi (“RMB”). On July 21, 2005, the PRC let the RMB fluctuate thereby ending its decade-old valuation peg to the US$. The new RMB rate reflects an approximately 2% increase in value against the US$. Historically, the PRC government has benchmarked the RMB exchange ratio against the US$, thereby mitigating the associated foreign currency exchange rate fluctuation risk. The Company does not believe that its foreign currency exchange rate fluctuation risk is significant, especially if the PRC government continues to benchmark the RMB against the US$.

EVER-GLORY INTERNATIONAL GROUP, INC.
(PREVIOUSLY ANDEAN DEVELOPMENT CORPORATION)
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

	(I)	Revenue and cost recognition

The Company recognizes revenue upon delivery for local sales and upon shipment of the products for export sales, at which time title passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed and determinable; and collectibility is deemed probable.

Local transportation and unloading charges are included in selling expenses.

Cost of goods sold includes the appropriate materials purchasing, receiving and inspection costs, inbound freight where applicable, direct labor cost and manufacturing overheads consistent with the revenue earned.

	(J)	Income taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

PRC income tax is computed according to the relevant laws and regulations in the PRC. The Company is entitled to full exemption from income tax for two years beginning from the first year the Company becomes profitable and a 50% income tax reduction for the subsequent three years. For the year ended December 31, 2004, the Company was entitled to a 50% reduction in its income tax rate. The Company became subject to the full income tax rate of 24% for the year ended December 31, 2005. However, in 2005 the Company is also entitled to a reduction in its tax rate of 50% for achieving export sales in excess of 70% of its total sales.

	(K)	Foreign currency transactions

EGLY, Perfect Dream and Goldenway maintain their accounting records in their functional currencies of US$, US$ and RMB respectively.

Foreign currency transactions during the year are translated to the functional currency at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date. No-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statement of operations.

	(L)	Foreign currency translation

The financial statements of Goldenway (whose functional currency is the RMB) are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity. Translation gain for the years ended December 31, 2005 and 2004 were $5,621 and $Nil respectively.

	(M)	Comprehensive income (loss)

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to United States Dollars is reported as other comprehensive income (loss) in the statements of operations and stockholders’ equity. Comprehensive income for the years ended December 31, 2005 and 2004 were $5,621 and $Nil respectively.

EVER-GLORY INTERNATIONAL GROUP, INC.
(PREVIOUSLY ANDEAN DEVELOPMENT CORPORATION)
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

	(N)	Income per share

Basic income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

	(O)	Segments

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). SFAS establishes standards for operating information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company’s principal operating segments. The Company operates in a single segment.

	(P)	Recent accounting pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities (VIE)," (revised December 2003 by FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN No. 46R did not have a material impact on the Company’s financial position, results of operations or cash flows as the Company does not have any VIEs.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share- based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company does not expect the adoption of this statement will have any material impact on its results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs -- an amendment of ARB No. 43, Chapter 4"(“SFAS 151”) This statement clarifies the criteria of "abnormal amounts" of freight, handling costs, and spoilage that are required to be expensed as current period charges rather than deferred in inventory. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for the Company July 1, 2005. The Company does not expect the adoption of this statement will have any material impact on its results of operations or financial position.

In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions an amendment of FASB Statements No. 66 and 67. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also

(P) Recent accounting pronouncements (continued)

amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement will have any material impact on its results of operations or financial position.

In December 2004, the FASB issued SFAS no. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not expect the adoption of this statement will have any material impact on its results of operations or financial position.

SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3 (“SFAS 3”). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company’s expected January 1, 2006 adoption of SFAS No. 154 is not expected to have any material impact on its results or financial position.

2.	ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2005 and 2004 consisted of the following:

	2005	2004
Accounts receivable	$236,289	180,613
Less: allowance for doubtful accounts	-	-
Accounts receivable, net of allowance	$236,289	$180,613

As of December 31, 2005 and 2004, the Company considered all accounts receivable collectable and has not recorded a provision for doubtful accounts.

EVER-GLORY INTERNATIONAL GROUP, INC.
(PREVIOUSLY ANDEAN DEVELOPMENT CORPORATION)
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

3.	INVENTORIES

Inventories at December 31, 2005 and 2004 consisted of the following:
	2005	2004
Raw materials	$90,828	$115,495
Work-in-progress	305,379	359,719
Finished goods	-	319,198
	396,207	794,412
Less: provision of obsolescence	-	-
Inventories, net	$396,207	$794,412

For the years ended December 31, 2005 and 2004, no provision for obsolete inventories was recorded by the Company.

4.	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31:
	2005	2004
Factory buildings	$637,689	$637,689
Plant and machinery	1,356,135	1,187,606
Office equipment	82,618	98,769
Motor vehicles	115,269	41,311
Furniture and fixtures	213	4,615
Leasehold improvements	104,164	101,238
Construction in progress	4,496,925	2,222,535
	6,793,013	4,293,763
Less: accumulated depreciation	937,451	793,134
Property and equipment, net	$5,855,562	$3,500,629

Construction in progress represents a deposit paid for factory land and buildings and subsequent construction costs capitalized on new factory buildings under construction. Construction in progress is stated at cost less any impairment losses, and is not depreciated. Construction in progress is reclassified to the appropriate category of long-term assets when completed and ready for use. Management is of the opinion that no impairment loss is considered necessary at the year-end. As of December 31, 2005, the vendor has allowed the Company to take possession of the property prior to the completion of purchase formalities.

Depreciation expenses for the years ended December 31, 2005 and 2004 were $162,906 and $160,309, respectively. During 2005 and 2004 the Company recognized a loss on disposal of property and equipment of $2,065 and $13,084 respectively.

5.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2005 and 2004 consist of the following:
	2005	2004
Other payables	$87,110	$110,411
Accrued interest expenses	61,690	-
Accrued professional fees	151,699	-
Accrued wages	156,723	-
Welfare payable	597,720	623,190
	$1,054,942	$733,601

EVER-GLORY INTERNATIONAL GROUP, INC.
(PREVIOUSLY ANDEAN DEVELOPMENT CORPORATION)
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

6.	NOTE PAYABLE

Balance at December 31, 2005 and 2004:
	2005	2004
Note payable to a bank, interest rate of 0.5115% per month,	$611,247	$-
guaranteed by a related company, due August 23, 2006
Less: current maturities	611,247	-
	$-	$-

Maturities are as follows:
For the year ending December 31,
2006	$611,247	$-

Interest paid in 2005 and 2004 was $12,506 and $Nil respectively.

7.	INCOME TAX

	a	EGLY was incorporated in the United States and has incurred net operating losses for income tax purposes for 2005 and 2004.

Perfect Dream was incorporated in the British Virgin Islands and under the current laws of the British Virgin Islands, is not subject to tax on income or on capital.

Goldenway is incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate has been 24%. In 2004, Goldenway was subject to an applicable tax rate of 12%. In 2005, Goldenway is entitled to a refund of 50% of any taxes paid for achieving export sales in excess of 70% of the total sales in a calendar year. The income tax expenses for 2005 and 2004 are summarized as follows:

PRC Income Tax	2005	2004
Current	$323,360	$145,584
Less: Amount to be refunded	161,680	-
	$161,680	$145,584

b	The Company’s deferred tax assets at December 31, 2005 and 2004 consists of net operating loss carry forwards calculated using statutory effective tax rates. Due to its history of losses, the Company determined that realization of its net deferred tax asset is currently judged to be unlikely rather than not.

Consequently, the Company has provided a valuation allowance covering 100% of its net deferred tax assets.

As at December 31, 2005, the Company had net operating loss carry forwards of approximately $63,744 for U.S. income tax purposes available for offset against future taxable U.S. income, which expire in 2025. The net change in the valuation allowance for 2005 was an increase of $26,772.

c	The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004
EGLY
Income tax computed at the federal statutory rate	34%	34%
State income taxes, net of federal tax benefit	8%	8%
Valuation allowance	(42%)	(42%)

Total deferred tax asset	0%	0%

EVER-GLORY INTERNATIONAL GROUP, INC.
(PREVIOUSLY ANDEAN DEVELOPMENT CORPORATION)
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

8.	NET INCOME PER SHARE

The following is net income per share information at December 31:

		2005	2004
	Net income	$1,043,540	$1,232,855
	Basic weighted-average common stock outstanding	55,224,701	58,317,270
	Effect of dilutive securities
	Series A Convertible Preferred Stock	59,914,988	-
	Diluted weighted-average common stock outstanding	115,139,689	58,317,270

	Net income per share - basic	$0.02	$0.02
	Net income per share - diluted	$0.01	$0.02

9.	SEGMENTS
	The following is geographic information of the Company’s revenue for the year ended December 31:
		2005	2004
	The People's Republic of China	$702,212	$3,372,114
	Europe	5,391,067	2,329,676
	Japan	3,353,655	1,698,411
	United States	1,367,027	444,837
	Other foreign countries	-	122,563
		$10,813,961	$7,967,601

10.	STOCKHOLDERS’ EQUITY

	(A)	Common Stock

In 2005, the Company amended its articles of incorporation in March of 2004 to change the total authorized number of common shares from 20,000,000 to 100,000,000.

	(B)	Series A Convertible Preferred stock

On October 26, 2005, the Company authorized 10,000 shares of Series A Convertible Preferred Stock, with a par value of $0.0001 per share.

On November 21, 2005, stockholders of 7,883,551 shares of common stock exchanged their restricted common shares for 7,883 shares of Series A Convertible Preferred Stock.

Each share of the Series A Convertible Preferred Stock had upon issuance the same voting, dividend and liquidation rights as 1,000 shares of common stock and will convert back into common stock at such time as the Company is able to increase the number of authorized shares of common stock. Effective November 8, 2005, the Company effected a 7.6-for-1 forward stock split on the remaining outstanding 2,627,861 shares, which increased the number of outstanding shares to 19,971,743 shares. Under the adjustment provisions of the Series A Convertible Preferred Stock, the conversion, voting, dividend and liquidation ratios of the Series A Convertible Preferred Stock were all increased by the forward stock split from 1,000 for one to 7,600 for one (a total of 59,914,988 shares of common stock fully converted). The Series A Convertible Preferred Stock will be converted back into common stock at such time as the number of shares of authorized common stock is increased to 500,000,000 or more via a proposed amendment to the Articles of Incorporation. The relative voting and equity ownership of the Company’s stockholders was unchanged by the exchange for Series A Convertible Preferred Stock and the forward stock split. If all the Series A Convertible Preferred Stock were converted as of December 31, 2005, there would be 79,886,746 outstanding shares of common stock.

EVER-GLORY INTERNATIONAL GROUP, INC.
(PREVIOUSLY ANDEAN DEVELOPMENT CORPORATION)
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

10.	STOCKHOLDERS’ EQUITY (CONTINUED)

	(C)	Stock issuances

(1) Stock issued in reverse merger

On August 22, 2005, the Company issued 19,971,758 shares of common stock for the recapitalization with Perfect Dream. (See Note 1)

(2) Stock issued for services

On August 22, 2005, the Company issued 1,597,718 shares of restricted common stock having a fair value of $42,045 to two consultants for services rendered.

(3) Stock split

On November 8, 2005, the Company effected a 7.6 for one forward stock split of its outstanding common stock, resulting in approximately 19,971,758 post split shares outstanding.

All shares and per share amounts have been retroactively restated to reflect the above stock split.

	(D)	Appropriated retained earnings

The Company’s PRC subsidiary is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the statutory public welfare fund are at 10% of the after tax net income determined in accordance with PRC GAAP. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

During 2005 and 2004, the Company appropriated $204,751 and $213,156, respectively, to the statutory surplus reserve and statutory public welfare funds based on its net income under PRC GAAP.

11.	RELATED PARTY TRANSACTIONS

During 2005 and 2004, the Company sub-contracted certain manufacturing work valued at $2,246,856 and $1,579,536 respectively to certain of its related companies. The Company provided raw materials to the sub-contractors who charged the Company a fixed labor charge for the sub-contracting work.

As of December 31, 2005 and 2004 the Company owed $486,475 and $1,580,869, respectively to related companies for sub-contracting work done and advances made.

During 2005 and 2004, the Company sold products and provided sub-contracting services totaling $713,580 and $367,726 respectively to certain related companies. As of December 31, 2005 and 2004 accounts receivable from related companies amounted to $Nil and $130,784 respectively for products sold and sub- contracting services provided.

During 2005, the Company received rental income of $18,337 for the lease of factory space to a related company.

As of December 31, 2005 and 2004 the Company is owed $Nil and $2,535,500, respectively from related companies for advances made.

On September 30, 2005, the Company reached agreement with a related company to charge interest at 6% per annum for advances made, such interest charge to be made retroactively from January 1, 2005. Total interest charged for the year ended December 31, 2005 was $131,610. The advances made to the related company were repaid on December 31, 2005.

EVER-GLORY INTERNATIONAL GROUP, INC.
(PREVIOUSLY ANDEAN DEVELOPMENT CORPORATION)
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

11.	RELATED PARTY TRANSACTIONS (CONTINUED)

During 2005, the Company owed a related company $3,930,978 for advances made. Interest charged on these advances was 6% per annum and during 2005, the Company paid interest of $61,690 to the related company. The advances were repaid on December 31, 2005.

During 2005, on behalf of the Company a related company guaranteed a note payable to a bank for $611,247.

12.	COMMITMENTS

	(A)	Employee Benefits

The Company’s PRC subsidiary’s full time employees are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amount accrued for medical and pension benefits. The contributions made for such employee benefits were $32,174 and $62,441 for the years ended December 31, 2005 and 2004, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

	(B)	Commitments

According to the Articles of Association of Goldenway, Goldenway has to fulfill registered capital requirements of $17,487,894 within three years from February 2, 2005. As of December 31, 2005, the Company has fulfilled $2,630,000 of its registered capital requirements and has a registered capital commitment of $14,857,894, which is payable by February 1, 2008.

At December 31, 2005, the Company had commitments for capital projects in progress of approximately $1,490,000.

13.	CONCENTRATIONS AND RISKS

During 2005 and 2004, 100% of the Company’s assets were located in China.

The Company principally relied on three customers for its revenue during 2005 and on two customers for its revenue during 2004, detail of which are as follows:

	Customer A	Customer B	Customer C
During
2005	22%	19%	13%
2004	12%	12%

The Company principally relied on two suppliers for its materials during 2005 and on one supplier for its materials during 2004, detail of which are as follows:

	Supplier A	Supplier B
During
2005	12%	10%
2004	17%

EVER-GLORY INTERNATIONAL GROUP, INC.
(PREVIOUSLY ANDEAN DEVELOPMENT CORPORATION)
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

14	RESTATEMENT OF STATEMENTS OF CASH FLOWS IN FINANCIAL STATEMENTS

The Company had incorrectly classified operating cash flows from related parties as financing cash flows in the Statements of Cash flows in 2004.

The Company has restated the Statement of Cash Flows for 2004 to the correct classification.

The changes to the 2004 financial statements as restated are as follows:

	December 31, 2004
		Previously
	Restated	Reported
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,232,855	$1,232,855
Adjusted to reconcile net income to cash provided
by operating activities:
Depreciation and amortization - cost of sales	139,281	139,281
Depreciation and amortization	21,028	21,028
Loss on disposal of fixed assets	13,084	13,084
Changes in operating assets and liabilities
(increase) decrease in:
Accounts receivable	(86,461)	(86,461)
Accounts receivable - related companies	(65,174)	-
Due from related companies	1,814,500	-
Other receivable and prepaid expenses	(135,259)	(135,259)
Value add tax receivables	-	-
Inventories	(656,398)	(656,398)
Increase (decrease) in:
Accounts payable	57,376	57,376
Due to related companies	1,546,769	-
Other payables and accrued expenses	(124,538)	(124,538)
Value add tax payables	52125	52125
Income tax and other tax payables	(18,633)	(18,633)
Net cash provided by operating activities	3,790,555	494,460

CASH FLOWS FROM FINANCING ACTIVITIES
Due from related companies	-	1,749,326
Contribution by stockholders	50,000	50,000
Distribution to stockholders	(1,338,404)	(1,338,404)
Due to related companies	-	1,546,769
Net cash used in financing activities	(1,288,404)	2,007,691