Form 10QSB
period 2006-03-31
Ever-Glory International Group, Inc.
filed 2006-05-12
CIK 943184

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to _________

Commission file number: 0-28806

EVER-GLORY INTERNATIONAL GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Florida	65-0420146
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation or organization)

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

Number of shares of common stock outstanding as of March 31, 2006: 19,971,758

Transitional Small Business Disclosure Format: Yes ☐ No ☒

EVER-GLORY INTERNATIONAL TRAVEL GROUP, INC.

FORM 10-QSB

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make statements in this Quarterly Report on Form 10-QSB regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts, included or incorporated by reference herein relating to management’s current expectations of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved. Factors that may cause such differences include but are not limited to:

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

  our ability to fund and execute our business plan;

  our ability to maintain an effective internal control structure.

  other risks outlined above and in the Company’s other filings made periodically by the Company.

We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter or subject area. In addition to the items specifically discussed above, our business and results of operations are subject to the uncertainties described under the caption “Risk Factors” which is a part of the disclosure included in Item 2 of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-KSB, 10-QSB and 8-K, Proxy Statements on Schedule 14A, press releases, analyst and investor conference calls, and other communications released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable, any or all of the forward-looking statements in this quarterly report on Form 10-QSB, our reports on Forms 10-KSB and 8-K, our Proxy Statements on Schedule 14A and any other public statements that are made by us may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Quarterly Report on Form 10-QSB, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Quarterly Report on Form 10-QSB or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent annual and periodic reports filed with the SEC on Forms 10-KSB, 10-QSB and 8-K and Proxy Statements on Schedule 14A.

Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” and “Ever-Glory” refer specifically to Ever-Glory International Group, Inc. and its subsidiaries.

PART I

(1)         Item 1 – Financial Statements (Unaudited)

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2006 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,287,239
Accounts receivable, net of allowances	2,134,347
Inventories, net	419,453
Income tax recoverable	97,849
Other receivables and prepaid expenses	65,877
Total Current Assets	4,004,765

PROPERTY AND EQUIPMENT, NET	6,378,419
TOTAL ASSETS	$10,383,184

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,262,368
Accounts payable - a related company	319,518
Other payables and accrued liabilities	868,985
Note payable	611,247
Value added tax	93,787
Income tax payable and other tax payable	589
Total Current Liabilities	4,156,494

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY
Preferred stock ($.0001 par value, authorized 5,000,000 shares,
Nil shares issued and outstanding)	-
Series A Convertible Preferred Stock ($.0001 par value,
authorized 10,000 shares, 7,883 shares issued and outstanding)	1
Common stock ($.0001 par value, authorized 100,000,000 shares,
issued and outstanding 19,971,758 shares)	1997
Additional paid-in capital	1,263,749
Retained earnings
Unappropriated	2,828,413
Appropriated	2,012,041
Accumulated other comprehensive income	120,489

Total Stockholders' Equity	6,226,690

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,383,184

The accompanying notes are an integral part of these financial statements

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	For the three	For the three
	months ended	months ended
	March 31, 2006	March 31, 2005
NET SALES
To related parties	$-	$116,571
To third parties	5,229,520	1,290,625
Total net sales	5,229,520	1,407,196
COST OF SALES	(4,320,640)	(1,141,045)
GROSS PROFIT	908,880	266,151
OPERATING EXPENSES
Selling expenses	119,175	15,259
General and administrative expenses	321,594	190,091
Depreciation and amortization	8,709	3,534
Total Operating Expenses	449,478	208,884
INCOME FROM OPERATIONS	459,402	57,267
OTHER INCOME (EXPENSES)
Interest income	741	176
Interest expenses	(9,936)	(1,565)
Other income	7,235	-
Other expenses	-	(453)
Total Other Income (Expenses)	(1,960)	(1,842)
INCOME BEFORE INCOME TAX EXPENSE	457,442	55,425
INCOME TAX EXPENSE	(66,852)	(44,489)
NET INCOME	390,590	10,936
OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	87,061	-
COMPREHENSIVE INCOME	$477,651	$10,936
Net income share-basic	$0.02	$0.00
Net income share-diluted	$0.00	$0.00
Weighted average number of shares outstanding during
the period-basic	19,971,758	58,317,270
Weighted average number of shares outstanding during
the period-diluted	79,886,746	58,317,270

The accompanying notes are an integral part of these financial statements

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

	For the three months	For the three months
	ended March 31, 2006	ended March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$390,590	$10,936
Adjusted to reconcile net income to cash provided
by operating activities:
Depreciation and amortization - cost of sales	38,315	30,398
Depreciation and amortization	8,709	3,534
Changes in operating assets and liabilities
(increase) decrease in:
Accounts receivable	(1,898,058)	35,201
Accounts receivable - related companies	-	(905,674)
Other receivable and prepaid expenses	(44,922)	(316,685)
Inventories	(23,246)	11,743
Increase (decrease) in:
Accounts payable	2,178,068	(170,851)
Accounts payable - related companies	(166,957)	1,474,706
Other payables and accrued liabilities	(185,957)	(20,722)
Value add tax payables	44,511	(21,107)
Income tax and other tax payables	(38,239)	(40,111)

Net cash provided by operating activities	302,814	91,368

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(569,881)	(174,419)

Net cash used in investing activities	(569,881)	(174,419)

EFFECT OF EXCHANGE RATE ON CASH	87,061	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(180,006)	(83,051)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,467,245	160,612

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,287,239	$77,561

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest expenses	$9,936	$1,565

Cash paid during the period for:
Income taxes	$104,577	$87,107

The accompanying notes are an integral part of these financial statements

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 (UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

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

During 2004, Perfect Dream acquired 100% of Goldenway for a cash consideration of $1,338,404. The transaction was accounted for as a reorganization of entities under common control as the companies were beneficially owned by principally identical stockholders and shared common management.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 2006, the results of operations for the three-month periods ended March 31, 2006 and 2005, and cash flows for the three months ended March 31, 2006 and 2005. The results for the period ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006.

NOTE 2. PRINCIPLES OF CONSOLIDATION

The accompanying March 31, 2006 unaudited condensed consolidated financial statements include the accounts of EGLY, its 100% owned subsidiary Prefect Dream and its 100% owned subsidiary Goldenway. All significant inter-company balances and transactions have been eliminated in consolidation.

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 (UNAUDITED)

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

NOTE 6. REVENUE AND COST RECOGNITION

The Company recognizes revenue upon delivery for local sales and upon shipment of the products for export sales, at which time title passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed and determinable; and collectability is deemed probable.

Local transportation, unloading charges and export quota fees are included in selling expenses.

Cost of goods sold includes the appropriate materials purchasing, receiving and inspection costs, inbound freight where applicable, direct labor cost and manufacturing overheads consistent with the revenue earned.

NOTE 7. FOREIGN CURRENCY TRANSLATION

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

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 (UNAUDITED)

NOTE 8. FOREIGN CURRENCY TRANSLATION

The financial statements of Goldenway (whose functional currency is the RMB) are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity. Translation gain for the periods ended March 31, 2006 and 2005 were $87,061 and $Nil respectively.

NOTE 9. COMPREHENSIVE INCOME (LOSS)

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to United States Dollar is reported as other comprehensive income (loss) in the statements of operations and stockholders’ equity.

NOTE 10. INCOME PER SHARE

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

NOTE 11. SEGMENTS

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

NOTE 12. INVENTORIES
Inventories at March 31, 2006 consisted of the following:
Raw materials	$51,843
Work-in-progress	213,085
Finished goods	154,525
419,453
Less: provision of obsolescence	-
Inventories, net	$419,453

NOTE 13. NOTE PAYABLE

Balance at March 31, 2006:
Note payable to a bank, interest rate of 0.5115% per month,	$611,247
guaranteed by a related company, due August 23, 2006
Less: current maturities	611,247
$-

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 (UNAUDITED)

NOTE 14. NET INCOME PER SHARE

The following is net income per share information at March 31:
	2006	2005

Net income	$390,590	$10,936

Basic weighted-average common stock outstanding	19,971,758	58,317,270
Effect of dilutive securities
Series A Convertible Perferred Stock	59,914,988	-

Diluted weighted-average common stock outstanding	79,886,746	58,317,270

Net income per share - basic	$0.02	$0.00

Net income per share - diluted	$0.00	$0.00

NOTE 15. SEGMENTS

The following is geographic information of the Company’s revenue for the period ended March 31:

	2006	2005

Europe	$3,015,273	$819,371
United States	1,344,675	164,060
Japan	372,267	109,920
The People Republic of China	353,034	313,845
Russia	144,271	-
	$5,229,520	$1,407,196

NOTE 16. SHAREHOLDERS’ EQUITY

(A)	Series A Convertible Preferred stock

The Company authorized 10,000 shares of Series A Convertible Preferred Stock, with a par value of $0.0001 per share.

Each share of the Series A Convertible Preferred Stock had upon issuance the same voting, dividend and liquidation rights as 1,000 shares of common stock and will convert back into common stock at such time as the Company is able to increase the number of authorized shares of common stock. Effective November 8, 2005, the Company effected a 7.6 -for-1 forward stock split on the remaining outstanding 2,627,861 shares, which increased the number of outstanding shares to 19,971,743 shares. Under the adjustment provisions of the Series A Convertible Preferred Stock, the conversion, voting, dividend and liquidation ratios of the Series A Convertible Preferred Stock were all increased by the forward stock split from 1,000 for one to 7,600 for one (a total of 59,914,988 shares of common stock fully converted). The Series A Convertible Preferred Stock will be converted back into common stock at such time as the number of shares of authorized common stock is increased to 100,000,000 or more via a proposed amendment to the Articles of Incorporation. The relative voting and equity ownership of the Company’s stockholders was unchanged by the exchange for Series A Convertible Preferred Stock and the forward stock split. If all the Series A Convertible Preferred Stock were converted as of March 31, 2006, there would be 79,886,746 outstanding shares of common stock.

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 (UNAUDITED)

NOTE 16. SHAREHOLDERS’ EQUITY (CONTINUED)

(B)	Appropriated retained earnings

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

NOTE 17. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2006, the Company sub-contracted certain manufacturing work valued at $692,456 to certain of its related companies. The Company provided the raw materials to the sub-contractor who charged the Company a fixed labor charge for the sub-contracting work.

As of March 31, 2006 the Company owed $319,518, to a related company for sub-contracting work done.

During 2006, the Company received rental income of $4,670 for the lease of factory space to a related company.

During 2006, on behalf of the Company, a related company guaranteed a note payable to a bank for $611,247.

NOTE 18. COMMITMENTS AND CONTINGENCIES

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

According to the Articles of Association of Goldenway, Goldenway has to fulfill registered capital requirements of $17,487,894 within three years from February 2, 2005. As of March 31, 2006, the Company has fulfilled $2,630,000 of its registered capital requirements and has a registered capital commitment of $14,857,894, which is payable by February 1, 2008.

At March 31, 2006, the Company had commitments for capital projects in progress of approximately $4,160,000.

NOTE 19. CONCENTRATIONS AND RISKS

During 2006, 100% of the Company’s assets were located in China.

The Company principally relied on three customers for its revenue during 2006, details of which are as follows:

	Customer A	Customer B	Customer C
During
2006	27%	21%	15%

At March 31, 2006, accounts receivable to those customers totaled $535,996 respectively.

The Company principally relied on two suppliers for its materials during 2006, details of which are as follows:

	Supplier A	Supplier B
During
2006	14%	12%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Ever-Glory and its subsidiaries (the "Company") manufacture apparel for men, women and children for primarily middle to high-grade well-known casual wear, outerwear and sportswear brands and for a variety of companies. Most of our products are exported to Japan, EU countries and the United States. The Company’s customers include large retailers and well-known brands. The Company is the result of a merger of Andean Development Corporation, a corporation organized under the laws of the State of Florida ("Andean"); and Perfect Dream Limited, a corporation organized under the laws of British Virgin Islands ("Perfect Dream"). Andean was formed on October 19, 1994 and engaged in the business of providing engineering and project management services and electrical and mechanical equipment for energy and private works projects. As of June 30, 2005, Andean had zero assets and liabilities of $57,000. Perfect Dream was incorporated on July 1, 2004 in the British Virgin Islands. In January of 2005, Perfect Dream acquired 100% of Goldenway Nanjing Garments Co., Ltd ("Goldenway").

Goldenway is a limited liability company, which was incorporated in the People's Republic of China (the "PRC") on December 31, 1993. Until December 2004, Goldenway was a subsidiary of Jiangsu. After its acquisition by Perfect Dream and effective as of April 20, 2005, Goldenway changed its status to that of a wholly foreign owned enterprise and increased its registered capital from $2,512,106 to $20,000,000. The increased registered capital will be paid-in in installments within three years of the issuance of Goldenway's updated business license. As of March 31, 2006, the Company has paid $2.6 million of its registered capital requirements. The remaining $14.9 million is due on February 1, 2008.

In the three months ended March 31, 2006, approximately 58% of the Company’s revenues came from customers in the EU, 7% from customers in Japan, 26% from customers in the United States and 7% from customers in China. In the three months ended March 31, 2006, three customers represented approximately 63% of the Company’s sales. Management believes that the relationship with these customers is good.

The Company purchases the majority of its raw materials directly from numerous local fabric and accessories suppliers. The Company may also purchase finished goods from other contract manufacturers. Two suppliers represented approximately 26% of the Company’s raw materials purchases in the three months ended March 31, 2006. The Company has not experienced difficulty in obtaining raw materials essential to its business and management believes that the relationship with its suppliers is good.

The Company currently operates one factory in the Nanjing Jiangning Economic and Technological Development Zone of mainland, China. The factory covers an area of 10,000 square meters and is equipped with highly advanced, state-of-the-art equipment. The Company has put a deposit on 113,220 square meters of land in Nanjing Jiangning Economic and Technological Development Zone, which includes an existing facility of 26,629 square meters, which includes manufacturing and office space. The Company expects to sign the purchase agreement and complete the purchase in the second or third quarter 2006. However, the Company has been allowed to take possession of the property prior to consummation of the purchase. The Company expects the new manufacturing facility to be in full production by late 2006, which will replace the Company’s current manufacturing facility.

The factory employs a staff of over 700 people with an annual production capacity of over 1,000,000 pieces. All of the Company’s work force is non-union, and the Company considers its relations with its employees to be satisfactory.

In 2005, export quotas on most categories of the Company’s products were eliminated. In July 2005, the United States and the EU reinstituted export quotas on certain clothing categories. The Chinese government allocated a portion of the export quota to the Company based upon the amount of product that the Company exported in the prior year. Although certain of the Company’s apparel products fall within the categories subject to the safeguards in the U.S. and the EU, the imposition of quotas as of March 31, 2006 did not have a material affect on the Company’s net sales, although it did impact its gross margin. See Results of Operations below. As a result of the Company’s prior export performance, it was awarded a sufficient portion of the export quotas to enable it to increase its sales to customers in the EU and the U.S. despite the reinstitution of export quotas. In order to increase the Company’s allocation of future export quotas, however, the Company accepted more orders for lower margin products, which had an adverse affect on the Company’s gross margins. The Company believes that its customer mix and its ability to adjust the types of apparel it manufactures will mitigate its exposure to such trade restrictions in the future.

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

Selling expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as costs associated with trade shows, promotional activities, transportation expenses and inspection expenses including export quota fees.

General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, facilities and human resources personnel, office expenses and professional fees.

Results of Operations

Three Months Ended March 31, 2006 Compared To Three Months Ended March 31, 2005

Revenues, Cost of Revenues and Gross Margin

Revenues for the quarter ended March 31, 2006 were $5,229,520, an increase of 272% from $1,407,196 for same quarter in 2005. Our increase in revenues was primarily attributable to an overall increase in sales to customers in the EU, the US, Japan and Russia. As of March 31, 2006, sales to customers in the EU increased by $2,195,902 or 268%, sales to customers in the U.S. increased by approximately $1,180,615 or 720% , sales to customers in Japan increased by approximately $262,347 or 239% and sales to customers in Russia increased by $144,271 as compared to 2005.

Cost of sales for the quarter ended March 31, 2006 was $4,320,640, an increase of $3,179,595 from $1,141,045 for the quarter ended March 31, 2005. As a percentage of revenues, cost of sales increased to approximately 83 % for the three months ended March 31, 2006 from approximately 81% for the quarter ended March 31, 2005 . Consequently, gross margin as a percentage of revenues decreased to approximately 17% for the three months ended March 31, 2006 from approximately 19% for the three months ended March 31, 2005. The increase in cost of sales and the decrease in gross margin were attributable to the export quota factor. In July 2005, the Chinese government reinstituted textile export quotas in certain hot categories because of substantial increases in exports from China to the U.S. and European markets. As a result, in order to maintain the Company’s export quotas allocated by the Chinese government for 2006 and the next year, the Company accepted more orders with lower gross margins.

Selling ,General and Administrative Expenses

Selling expenses as of March 31, 2006 increased by 681% from $15,259 in 2005 to $119,175 in 2006. The increase in selling expenses was mainly attributable to an increase in transportation and logistic costs as well as an increase in export quota fees.

General and Administrative expenses totaled $321,594 for the three months ended March 31, 2006, an increase of $131,503 from $190,091 for the three months ended March 31, 2005. The increase in general and administrative expenses was mainly due to the activities associated with the trading of the Company’s shares on the Over The Counter Bulletin Board of $47,028 as well as the increase of our management salaries of $64,194.

Income before taxes for the three months ended March 31, 2006 was $457,442 a increase of $402, 017 from $55,425 for the three months ended March 31, 2005. The increase was largely due to the increase in our net income.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, the Company had cash and cash equivalents of $1,287,239, other current assets of $2,717,526 and current liabilities of $4,156,494. To date, the Company has financed its operations primarily from operations and cash flow from operations is expected to continue to be the Company's primary source of funds to finance its short-term cash needs.

Net cash provided by operating activities as of March 31, 2006 was $302,814, compared with same quarter $91,368 in 2005. The Company’s primary source of operating cash flow was net income of $390,590. The increase in our net cash was attributable to an increase in our net income as compared to the same quarter of 2005.

Net cash used in investing activities was approximately $569,881 as of March 31, 2006, compared with $174,419 in the same quarter of 2005. The increase was primarily attributable to construction costs of approximately $489,860 associated with our new office building and factory.

Capital Commitments

The Company has a continuing program for the purpose of improving its manufacturing quality. As of March 31, 2006, the Company had commitments for capital projects in progress of approximately $4.16 million. The Company anticipates that cash flows from operations will be used to pay for these capital commitments. Pursuant to the Articles of Association of Goldenway, registered capital of approximately $17.5 million must be paid into Goldenway by February 1, 2008. The increased registered capital will be paid-in in installments within three years of the issuance of Goldenway's updated business license. As of March 31, 2006, the Company has paid $2.6 million of its registered capital requirements. The remaining $14.9 million is due on February 1, 2008.

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

Uses of Liquidity

The Company's cash requirements as of March 31, 2006 are primarily to fund operations and to complete the construction of its new manufacturing facility in Nanjing. The Company also plans to acquire additional manufacturing capacity in the future to strengthen and stabilize its manufacturing base. The Company is also looking to establish its own distribution and logistics channels in overseas markets and to launch its own brand directly to the Chinese market. In addition, the Company will need to make the required capital contributions to its subsidiary, Goldenway.

On August 23, 2005, the Company entered into a short-term loan agreement with Shanghai Pudong Development Bank Nanjing Branch pursuant to which we borrowed approximately $610,000 at an interest rate of 6.138% per annum, all of which were outstanding as of March 31, 2006. The funds were used for the purchase of raw materials. The loan matures on August 23, 2006, however, the loan may be extended for an additional year. The borrowings were guaranteed by Jiangsu Ever-Glory Group, a related company.

As of March 31, 2006, the Company did not have any standby letters of credit or standby repurchase obligations.

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

The financial statements of Goldenway (whose functional currency is the RMB) are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity. Translation gain for the periods ended March 31, 2006 and 2005 were $87,061 and $Nil respectively.

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

We must maintain sufficient development and manufacturing capacity to meet the needs of our customers.

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

On November 21, 2005, a Quarterly Report on Form 10-QSB, which purported to contain the Company’s financial results for the three and nine months ending September 30, 2005 was filed with the SEC. This report was filed with neither the approval of the Company nor with the prior review of its auditors and contained numerous errors and omissions. The Company filed an amended Quarterly Report on Form 10-QSB with the SEC on December 5, 2005 to correct these errors. In addition, this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 did not discuss the Company’s outstanding borrowings in

Management's Discussion And Analysis Of Financial Condition And Results Of Operations – Liquidity and Capital Resources – Sources of Liquidity, although the Company's balance sheet and cash flow statement correctly reported an outstanding note payable to a bank which was consummated in August 2005. As a result, the Company's management concluded that during that period, the Company's disclosure controls and procedures were deficient. The Company has taken steps to improve and strengthen its disclosure controls and procedures, including hiring new legal counsel, and implementing new policies and procedures in an effort to correct these deficiencies.

Other than as set forth above, there has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a named defendant in an action pending in the U.S. District Court for the Northern District of Ohio. The action was filed on February 22, 2006 by Plaintiff Douglas G. Furth. The other principal parties are named defendants John Zanic, Wilson-Davis & Co., and Godwin, Pappas, Longley & Ronquillo, LLP. The action alleges that Company breached an agreement with the plaintiff under which it had promised to provide plaintiff 1,000,000 shares of its common stock in exchange for certain assistance in marketing and financial public relations services. The action seeks an award of damages in excess of $75,000. The Company denies that it was a party to such an agreement, that it breached the agreement or that it is otherwise liable. The Company intends to vigorously defend its legal position. After vigorously defending itself, the Company was voluntarily dismissed by the Plaintiff without prejudice from an action pending in the U.S. District Court for the Northern District of Ohio. No payment was made to plaintiff and no settlement agreement was entered into between the Company and plaintiff.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS and Reports on Form 8-K

(a) The following exhibits are filed herewith:

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

(b) Reports on Form 8-K:

On February 22, 2006, the Registrant filed a Current Report on Form 8-K with the Commission regarding the filing of an action in the U.S. District Court for the Northern District of Ohio naming the Registrant as a defendant. The action was filed on February 22, 2006 by plaintiff Douglas G. Furth which alleges that the Company breached an agreement with the plaintiff under which it had promised to provide plaintiff 1,000,000 shares of its common stock in exchange for certain assistance in marketing and financial public relations services. The action seeks an award of damages in excess of $75,000. The Company denies this allegation.

On April 3, 2006, the Registrant filed another Current Report on Form 8-K stating that after vigorously defending itself, the Company was voluntarily dismissed by the Plaintiff without prejudice from an action pending in the U.S. District Court for the Northern District of Ohio. The action was filed on February 22, 2006 by plaintiff Douglas G. Furth. The action alleged that the Company breached an agreement and sought an award of damages in excess of $75,000. The Company denied that it was a party to such an agreement, that it breached the agreement or that it is otherwise liable. No payment was made to plaintiff and no settlement agreement was entered into between the Company and plaintiff.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

EVER-GLORY INTERNATIONAL GROUP, INC.
(Registrant)

Date: May 10, 2006	By:	/s/ Guo Yan
Chief Financial Officer
(Principal Financial and Accounting Officer)