Form 10QSB/A
period 2006-03-31
Ever-Glory International Group, Inc.
filed 2006-06-16
CIK 943184

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB/A
 Amendment No. 1

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

FORM 10-QSB/A

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make statements in this Quarterly Report on Form 10-QSB/A regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts, included or incorporated by reference herein relating to management’s current expectations of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

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

From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-KSB, 10-QSB and 8-K, Proxy Statements on Schedule 14A, press releases, analyst and investor conference calls, and other communications released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable, any or all of the forward-looking statements in this quarterly report on Form 10-QSB/A, our reports on Forms 10-KSB and 8-K, our Proxy Statements on Schedule 14A and any other public statements that are made by us may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Quarterly Report on Form 10-QSB/A, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Quarterly Report on Form 10-QSB/A or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

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

ITEM 3. CONTROLS AND PROCEDURES

Ever-Glory maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rules 13(a)-15(e) under the Securities Exchange Act of 1934, as amended. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

On November 21, 2005, a Quarterly Report on Form 10-QSB, which purported to contain the Company's financial results for the three and nine months ending September 30, 2005 was filed with the SEC. This report was filed with neither the approval of the Company nor with the prior review of its auditors and contained numerous errors and omissions. The Company filed an amended Quarterly Report on Form 10-QSB/A with the SEC on December 5, 2005 to correct these errors. In addition, this Quarterly Report on Form 10-QSB/A for the quarterly period ended September 30, 2005 did not discuss the Company's outstanding borrowings in Management's Discussion And Analysis Of Financial Condition And Results Of Operations - Liquidity and Capital Resources - Sources of Liquidity, although the Company's balance sheet and cash flow statement correctly reported an outstanding note payable to a bank which was consummated in August 2005. The Company filed an amended Quarterly Report on Form 10-QSB/A with the SEC on March 22, 2006 to correct these errors. As a result, the Company's management concluded that during these periods, the Company's disclosure controls and procedures were deficient. The Company also concluded in its Annual Report on Form 10-KSB filed with the SEC on March 29, 2006, that its disclosure controls and procedures were deficient during the fourth quarter of 2005.

During the first quarter of 2006, the Company took steps to improve and strengthen its disclosure controls and procedures, including implementing new policies and procedures in an effort to correct these deficiencies. These actions resulted in material changes in our internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, and as a result of the steps taken to improve the Company’s internal controls and procedures during the first quarter of 2006, the Company's chief executive officer and chief financial officer concluded that as of the end of the period covered by this report the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC reports.

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

EVER-GLORY INTERNATIONAL GROUP, INC.
(Registrant)

Date: June 14, 2006	By:	/s/ Guo Yan
Chief Financial Officer
(Principal Financial and Accounting Officer)