Form 10QSB
period 2006-06-30
Ever-Glory International Group, Inc.
filed 2006-08-11
CIK 943184

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to _________

Commission file number: 0-28806

EVER-GLORY INTERNATIONAL GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Florida	65-0420146
(State or other jurisdiction of	(IRS Employer identification No.)
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

Number of shares of common stock outstanding as of July 7, 2006: 19,971,758

Transitional Small Business Disclosure Format: Yes ☐ No ☒

EVER-GLORY INTERNATIONAL TRAVEL GROUP, INC.

FORM 10-QSB

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-QSB regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions identify forward-looking statements. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties, including, but not limited to those listed below and those business risks and factors described elsewhere in this report and our other Securities and Exchange Commission filings.

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
  our ability to maintain an effective internal control structure;
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

PART II - FINANCIAL INFORMATION

(1)     Item 1 – Financial Statements (Unaudited)

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2006 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,121,494
Accounts receivable, net	1,446,887
Inventories, net	397,674
Income tax recoverable	108,206
Other receivables and prepaid expenses	62,488
Total Current Assets	4,136,749

PROPERTY AND EQUIPMENT, NET	6,851,180

LAND USE RIGHTS, NET	2,321,208
TOTAL ASSETS	$13,309,137

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$501,695
Accounts payable - related companies	366,570
Other payables and accrued liabilities	2,275,314
Due to a related company	2,595,158
Note payable	625,000
Value added tax	180,231
Other tax payables	884
Total Current Liabilities	6,544,852

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY
Preferred stock ($.0001 par value, authorized 5,000,000 shares, Nil shares issued and outstanding)	-
Series A Convertible Preferred Stock ($.0001 par value, authorized 10,000 shares, 7,883 shares issued and outstanding)	1
Common stock ($.0001 par value, authorized 100,000,000 shares, issued and outstanding 19,971,758 shares)	1997
Additional paid-in capital	1,263,749
Retained earnings
Unappropriated	3,215,009
Appropriated	2,012,041
Accumulated other comprehensive income	271,488
Total Stockholders' Equity	6,764,285

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,309,137

The accompanying notes are an integral part of these condensed consolidated financial statements

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME
(UNAUDITED)

	For the three months ended June 30, 2006	For the three months ended June 30, 2005	For the six months ended June 30, 2006	For the six months ended June 30, 2005
NET SALES
To related parties	$13,019	$395,830	$13,019	$512,401
To third parties	6,166,336	1,016,845	11,395,856	2,307,470
Total net sales	6,179,355	1,412,675	11,408,875	2,819,871
COST OF SALES	(5,181,812)	(1,128,290)	(9,502,452)	(2,269,335)
GROSS PROFIT	997,543	284,385	1,906,423	550,536
OPERATING EXPENSES
Selling expenses	46,687	18,206	112,843	33,465
Export quota charges	93,455	-	146,474	-
Professional fees	173,759	67,500	346,520	212,500
General and administrative expenses	174,301	45,198	323,134	90,289
Depreciation and amortization	4,184	3,454	12,893	6,988
Total Operating Expenses	492,386	134,358	941,864	343,242
INCOME FROM OPERATIONS	505,157	150,027	964,559	207,294
OTHER INCOME (EXPENSES)
Interest income	464	238	1,205	414
Interest expenses	(48,194)	-	(58,130)	(1,565)
Other income	4,848	-	12,083	-
Other expenses	-	(3,416)	-	(3,869)
Total Other Expenses, net	(42,882)	(3,178)	(44,842)	(5,020)
INCOME BEFORE INCOME TAX EXPENSE	462,275	146,849	919,717	202,274
INCOME TAX EXPENSE	(75,679)	(58,849)	(142,531)	(103,338)
NET INCOME	386,596	88,000	777,186	98,936
OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	150,999	-	238,060	-
COMPREHENSIVE INCOME	$537,595	$88,000	$1,015,246	$98,936
Net income share-basic	$0.02	$0.00	$0.04	$0.00
Net income share-diluted	$0.00	$0.00	$0.01	$0.00
Weighted average number of shares outstanding during the period-basic	19,971,758	58,317,270	19,971,758	58,317,270
Weighted average number of shares outstanding during the period-diluted	79,886,746	58,317,270	79,886,746	58,317,270

The accompanying notes are an integral part of these condensed consolidated financial statements

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

	For the six months ended June 30, 2006	For the six months ended June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$777,186	$98,936
Adjusted to reconcile net income to cash (used in) provided
by operating activities:
Depreciation and amortization - cost of sales	84,503	69,752
Depreciation and amortization	12,893	6,988
Loss on disposal of fixed assets	2,467	-
Changes in operating assets and liabilities
(Increase)decrease in:
Accounts receivable	(1,210,598)	174,185
Accounts receivable - related companies	-	44,518
Other receivable and prepaid expenses	(41,533)	(326,226)
Inventories	(1,467)	(226,650)
Increase (decrease) in:
Accounts payable	417,395	(72,956)
Accounts payable - related companies	(119,905)	359,939
Other payables and accrued liabilities	1,220,372	36,250
Value added tax payables	130,955	(49,111)
Income tax and other tax payables	(48,301)	(25,972)
Net cash (used in) provided by operating activities	1,223,967	89,653

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,269,818)	(141,746)
Net cash used in investing activities	(3,269,818)	(141,746)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a related company	2,595,158	-
Net cash provided by financing activities	2,595,158	-

EFFECT OF EXCHANGE RATE ON CASH	104,942	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	654,249	(52,093)
		-
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,467,245	160,612

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,121,494	$108,519

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest expenses	$19,778	$1,565

Cash paid during the period for:
Income taxes	$190,387	$44,709

The accompanying notes are an integral part of these condensed consolidated financial statements

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2006, the results of operations for the three-month and six-month periods ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005. The results for the period ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006.

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006 (UNAUDITED)

NOTE 2.     PRINCIPLES OF CONSOLIDATION

The accompanying June 30, 2006 unaudited condensed consolidated financial statements include the accounts of EGLY, its 100% owned subsidiary Perfect Dream and its 100% owned subsidiary Goldenway. All significant inter-company balances and transactions have been eliminated in consolidation.

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
AS OF JUNE 30, 2006 (UNAUDITED)

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

NOTE 8.     FOREIGN CURRENCY TRANSLATION

The financial statements of Goldenway (whose functional currency is the RMB) are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity. Translation gain for the periods ended June 30, 2006 and 2005 were $238,060 and $Nil respectively.

NOTE 9.     COMPREHENSIVE INCOME

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to United States Dollar is reported as other comprehensive income in the statements of operations and stockholders’ equity.

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
AS OF JUNE 30, 2006 (UNAUDITED)

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

NOTE 12.     NOTE PAYABLE

Balance at June 30, 2006:
Note payable to a bank, interest rate of 0.5115% per month,	$625,000
guaranteed by a related company, due August 23, 2006
Less: current maturities	625,000
$-

NOTE 13.     NET INCOME PER SHARE

The following is net income per share information at June 30:

	2006	2005
Net income	$777,186	$98,936
Basic weighted-average common stock outstanding	19,971,758	58,317,270
Effect of dilutive securities
Series A Convertible Perferred Stock	59,914,988	-
Diluted weighted-average common stock outstanding	79,886,746	58,317,270
Net income per share - basic	$0.04	$0.00
Net income per share - diluted	$0.01	$0.00

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006 (UNAUDITED)

NOTE 14.     STOCKHOLDERS’ EQUITY

(A)  Series A Convertible Preferred stock

The Company authorized 10,000 shares of Series A Convertible Preferred Stock, with a par value of $0.0001 per share.

Each share of the Series A Convertible Preferred Stock had upon issuance the same voting, dividend and liquidation rights as 1,000 shares of common stock and will convert back into common stock at such time as the Company is able to increase the number of authorized shares of common stock. Effective November 8, 2005, the Company effected a 7.6 -for-1 forward stock split on the remaining outstanding 2,627,861 shares, which increased the number of outstanding shares to 19,971,743 shares. Under the adjustment provisions of the Series A Convertible Preferred Stock, the conversion, voting, dividend and liquidation ratios of the Series A Convertible Preferred Stock were all increased by the forward stock split from 1,000 for one to 7,600 for one (a total of 59,914,988 shares of common stock fully converted). The Series A Convertible Preferred Stock will be converted back into common stock at such time as the number of shares of authorized common stock is increased to 100,000,000 or more via a proposed amendment to the Articles of Incorporation. The relative voting and equity ownership of the Company’s stockholders was unchanged by the exchange for Series A Convertible Preferred Stock and the forward stock split. If all the Series A Convertible Preferred Stock were converted as of June 30, 2006, there would be 79,886,746 outstanding shares of common stock.

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

NOTE 15.     RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2006, the Company sub-contracted certain manufacturing work valued at $1,956,842 to certain of its related companies. The Company provided the raw materials to the sub-contractor who charged the Company a fixed labor charge for the sub-contracting work.

As of June 30, 2006, the Company owed $366,570 to related companies for sub-contracting work done.

During 2006, the Company sold products and provided sub-contracting services totaling $13,019 to certain related companies.

A related company provides treasury services to the Company free of service charges by negotiating all of the Company’s letters of credit and receiving proceeds thereon and paying creditors for purchases made by the Company.

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006 (UNAUDITED)

During 2006, the Company owed a related company $2,595,158 for advances made. Interest charged on these advance was 6% per annum. During 2006, the Company paid interest of $38,352 to a related company.

During 2006, the Company received rental income of $9,375 for the lease of factory space to a related company.

During 2006, a related company guaranteed a note payable by the Company to a bank for $625,000.

NOTE 16.     COMMITMENTS

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

(B)   Commitments

According to the Articles of Association of Goldenway, Goldenway has to fulfill registered capital requirements of $17,487,894 within three years from February 2, 2005. As of June 30, 2006, the Company has fulfilled $2,630,000 of its registered capital requirements and has a registered capital commitment of $14,857,894, which is payable by February 1, 2008.

At June 30, 2006, the Company had commitments for capital projects in progress of approximately $2,360,000.

NOTE 17.      CONTINGENCIES

The Company accounts for loss contingencies in accordance with SFAS 5 “Accounting for Loss Contingencies”, and other related guidance. Set forth below is a description of certain loss contingencies as of June 30, 2006 and management’s opinion as to the likelihood of loss in respect of each loss contingency.

On February 22, 2006, the Company is a named defendant in an action filed by Plaintiff Douglas G. Furth in the United States District Court for the Northern District of Ohio. The action alleges that Company breached an agreement with the plaintiff to provide 1,000,000 shares of its common stock in exchange for certain assistance in marketing and financial public relation services. The Plaintiff seeks an award of damages in excess of $75,000. After vigorously defending itself, the Company was voluntarily dismissed by the Plaintiff without prejudice from an action pending in the U.S. District Court for the Northern District of Ohio. No payment was made and no settlement agreement was entered into between the Company and the plaintiff.

On April 17, 2006, Mark B. Aronson filed a Complaint against the Company in the United States Court of common pleas of Allegheny County Pennsylvania. The action alleges that Company violated the Pennsylvania Unsolicited Telecomumnication Advertisement Act to spam emails to plaintiff to purchase its shares of common stock. The action seeks an award of damages in excess of $12,100. The Company denies that it was a party to such email spamming activities and intends to vigorously defend its legal position.

Accordingly, no provision has been made to the above claims as of June 30, 2006.

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006 (UNAUDITED)

NOTE 18.     CONCENTRATIONS AND RISKS

During 2006, 100% of the Company’s assets are located in China.

The Company principally relied on three customers for its revenue during 2006, details of which are as follows:

	Customer A	Customer B	Customer C
During
2006	26%	26%	14%

At June 30, 2006, accounts receivable to those customers totaled $722,297.

The Company relied on one supplier for 26% of its materials during 2006.

The following is geographic information of the Company’s revenue earned for the period ended June 30:

	2006	2005

Europe	$6,393,087	$1,477,152
United States	3,115,960	465,908
Japan	790,225	445,096
The People Republic of China	676,266	431,715
Canada	168,015	-
Russia	265,322	-
	$11,408,875	$2,819,871

NOTE 19.     SUBSEQUENT EVENT

On June 26, 2006, The Company’s wholly owned subsidiary, Perfect Dream entered into an Agreement for the purchase and sale of stock (the “Agreement”) with Ever-Glory Enterprises (HK) Limited (“Seller”) and Nanjing Catch-Luck Garments Co, Limited (“Catch-Luck”) for the sale of all of Seller’s ownership interest in Catch-Luck to Perfect Dream (the “Transaction”). Pursuant to the terms of the Agreement, Perfect Dream will pay to the Company’s stockholders an amount of $600,000 in cash and common stock of Ever-Glory International Group Inc. equivalent to $9,400,000 on the date of the transfer within 90 days of the closing of the transaction. The number of shares of common stock to be delivered to Seller in satisfaction of the Stock Purchase Price shall be calculated based on the preceding 30-average high and low price for the Company’s common stock as quoted on the Over-the-Counter Bulletin Board as of the date of the closing. The Transaction is expected to close in the third quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Ever-Glory and its subsidiaries (the "Company") manufacture apparel for men, women and children for primarily middle to high-grade well-known casual wear, outerwear and sportswear brands and for a variety of companies. Most of our products are exported to Japan, the United Kingdom, Germany, Denmark, France and the United States. The Company’s customers include large retailers and well-known brands. The Company was formed as a result of a merger of Andean Development Corporation, a corporation organized under the laws of the State of Florida ("Andean"); and Perfect Dream Limited, a corporation organized under the laws of British Virgin Islands ("Perfect Dream"). Andean was formed on October 19, 1994 and engaged in the business of providing engineering and project management services and electrical and mechanical equipment for energy and private works projects. As of June 30, 2005, Andean had zero assets and liabilities of $57,000. Perfect Dream was incorporated on July 1, 2004 in the British Virgin Islands. In December of 2004, Perfect Dream acquired 100% of Goldenway Nanjing Garments Co., Ltd ("Goldenway").

Goldenway is a limited liability company, which was incorporated in the People's Republic of China (the "PRC") on December 31, 1993. Until December 2004, Goldenway was a subsidiary of Jiangsu Ever-Glory International Group Corporation ("Jiangsu Ever-Glory"). After its acquisition by Perfect Dream, Goldenway changed its status to that of a wholly foreign owned enterprise and increased its registered capital from $2,512,106 to $20,000,000. The increased registered capital will be paid-in in installments within three years of the issuance of Goldenway's updated business license. As of June 30, 2006, the Company has paid $5.14 million of its registered capital requirements. The remaining $14.86 million is due on February 1, 2008.

In the six months ended June 30, 2006, approximately 56.04% of the Company’s revenues came from customers in Europe, 27.31% from customers in the United States, 6.93% from customers in Japan, 5.93% from customers in China, 2.33% from customers in Russia and 1.47% from customers in Canada. In the six months ended June 30, 2006, three customers represented approximately 66% of the Company’s sales. Management believes that the relationship with these customers is good.

The Company purchases the majority of its raw materials directly from numerous local fabric and accessories suppliers. The Company may also purchase finished goods from other contract manufacturers. One supplier represented approximately 26% of the Company’s raw materials purchases in the six months ended June 30, 2006. The Company has not experienced difficulty in obtaining raw materials essential to its business and management believes that the relationship with its suppliers is good.

The Company currently operates one factory in the Nanjing Jiangning Economic and Technological Development Zone of mainland, China. The factory covers an area of 10,000 square meters and is equipped with highly advanced, state-of-the-art equipment. The factory employs a staff of over 600 people with an annual production capacity of over 1,000,000 pieces. All of the Company’s work force is non-union, and the Company considers its relations with its employees to be satisfactory.

The Company has put a deposit on 112,442 square meters of land in Nanjing Jiangning Economic and Technological Development Zone, which includes an existing facility of 26,629 square meters, which includes manufacturing and office space. On April 7, 2006, the Company completed the purchase procedures with the local government of Nanjing City. On June 24, 2006, the Company obtained the title for the land use rights for 50 years, beginning August 24, 2006. The Company expects the new manufacturing facility to be in full production by the end of March 2007 which will replace the Company’s current manufacturing facility.

In 2006, all Chinese manufacturers of certain garments were subject to aggregate export quotas, or limitations, to the United States and Europe. Although certain of the Company’s apparel products fall within the categories subject to the quotas with respect to exports to the United States and Europe, the Chinese government allocated a portion of the aggregate export quota to the Company based upon the amount of product that the Company exported in the prior year. The imposition of such quotas did not have a material affect on the Company’s net sales, although it did impact its net margin. See Results of Operations below. As a result of the Company’s prior export performance, it was awarded a sufficient portion of the export quotas to enable it to increase its sales to customers in Europe and the U.S. despite the reinstitution of export quotas. In order to increase the

Company’s allocation of future export quotas, however, the Company accepted more orders for lower margin products, which had an adverse affect on the Company’s gross margins. The Company believes that its customer mix and its ability to adjust the types of apparel it manufactures will mitigate its exposure to such trade restrictions in the future.

Under the laws of the PRC, as a wholly foreign owned enterprise, in the fiscal year ended December 31, 2004, Goldenway was entitled to a 50% reduction in its income tax rate, from 24% to 12%. In the fiscal year ended December 31, 2005, Goldenway as a wholly foreign owned enterprise that exported over 70% of its products outside the PRC, is eligible for a 50% reduction in its tax rate from 24% to 12%. From 2006, Goldenway has an income tax rate of 12%.

The Company markets and sells its products through a combination of international distributors and direct sales primarily in Europe, the United States and in Japan.

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

Results of Operations

Three Months Ended June 30, 2006 Compared To Three Months Ended June 30, 2005

Revenues, Cost of Revenues and Gross Margin

Revenues for the quarter ended June 30, 2006 were $6,179,355, an increase of 337.42% from $1,412,675 for same quarter in 2005. Our increase in revenues was primarily attributable to an overall increase in sales to customers in Europe, the U.S., China, Russia and Canada. As of June 30, 2006, sales to customers in Europe increased by $2,720,033 or 413.52%, sales to customers in the U.S. increased by $1,469,437 or 486.81% , sales to customers in China increased by $205362 or 174.23% sales to customers in Russia increased by $121,051 and sales to customer in Canada increased by $168,015 as compared to 2005. Sales to customers in Japan increased by $82,782 or 24.70%

Cost of sales for the quarter ended June 30, 2006 was $5,181,812 , an increase of $4,053,522 from $1,128,290 for the quarter ended June 30, 2005. As a percentage of revenues, cost of sales increased to approximately 83.86% for the six months ended June 30, 2006 from approximately 79.87% for the quarter ended June 30, 2005. Consequently, gross margin as a percentage of revenues decreased to approximately 16.14% for the three months ended June 30, 2006 from approximately 20.13% for the three months ended June 30, 2005. The increase in costs of sales was primarily attributable to the increase of our net sales. The decrease of gross margin was mainly due to the acceptance of lower margin orders in order to augment our allocation of future export quotas.

Selling, General and Administrative Expenses

Selling expenses as of June 30, 2006 increased by 156.44% from $18,206 in 2005 to $46687 in 2006. The increase in selling expenses was mainly attributable to an increase in transportation and logistic costs.

Export quota charges as of June 30,2006 and 2005 were $93455 and $0 respectively. The increase of the export quota chares was due to the reinstallment of the export quotas on several categories of goods exported to Europe and the United States.

General and Administrative expenses totaled $174,301 for the three months ended June 30, 2006, an increase of $129,103 from $45,198 for the three months ended June 30, 2005 . The increase was attributable to the increase of management salaries for the expansion of our businesses.

Professional fees associated with our trading activities on the OTCBB market totaled $173,759 for the three months ended June 30, 2006, an increase of $106,259 from $67,500 for the three months ended June 30, 2005.

Income before taxes for the three months ended June 30, 2006 was $462,275, an increase of $315,426 from $146,849 for the three months ended June 30, 2005 which was due largely to the increase of our net sales.

Six Months Ended June 30, 2006 Compared To Six Months Ended June 30, 2005

Revenues, Cost of Revenues and Gross Margin

Revenues for the quarter ended June 30, 2006 were $11,408,875 an increase of 304.59% from $2,819,871 for same quarter in 2005. Our increase in revenues was primarily attributable to an overall increase in sales to customers in Europe, the U.S., Japan, Russia, China and Canada. As of June 30, 2006, sales to customers in Europe increased by $4,915,935or 332.80%, sales to customers in the U.S. increased by $2,650,052 or 568.79%, sales to customers in Japan increased by $345,129 or 77.54%, sales to customers in China increased by $244,551 or 56.65%, sales to customers in Russia increased by $265,322 and sales to customers in Canada increased by $168,015 as compared to 2005.

Cost of sales for the quarter ended June 30, 2006 was $9,502,452, an increase of $7,233,117 from $2,269,335 for the quarter ended June 30, 2005. As a percentage of revenues, cost of sales increased to approximately 83.29% for the six months ended June 30, 2006 from approximately 80.48% for the quarter ended June 30, 2005. Consequently, gross margin as a percentage of revenues decreased to approximately 16.71% for the six months ended June 30, 2006 from approximately 19.52% for the six months ended June 30, 2005.

Selling, General and Administrative Expenses

Selling expenses as of June 30, 2006 increased by 237.20% from $33,465 in 2005 to $112,843 in 2006. The increase in selling expenses was mainly attributable to an increase in transportation and logistic costs.

Export quota charges as of June 30, 2006 and 2005 were $146,474 and $0 respectively. The increase of the export quota chares was due to the reinstallment of the export quotas on several categories of goods exported to Europe and the United States.

General and Administrative expenses totaled $323,134 for the six months ended June 30, 2006, an increase of $232,845 from $90,289 for the six months ended June 30, 2005. The increase was attributable to the increase of management salaries for the expansion of our businesses.

Professional fees associated with our trading activities on the OTCBB market, including audit fees, legal service fees and IR/PR service fees, totaled $346,520 for the six months ended June 30, 2006, an increase of $134,020 from $212,500 for the six months ended June 30, 2005. The increase was mainly attributable to the increase of IR/PR service fees.

Income before taxes for the six months ended June 30, 2006 was $919,717, an increase of $717,443 from $202,274 for the six months ended June 30, 2005. The increase was mainly attributable to the increase of our net sales.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, the Company had cash and cash equivalents of $2,121,494, other current assets of $2,015,255 and current liabilities of $6,544,852. To date, the Company has financed its operations primarily from operations and cash flow from operations is expected to continue to be the Company's primary source of funds to finance its short-term cash needs.

Net cash provided by operating activities as of June 30, 2006 was $1,223,967, compared with same quarter in 2005 of $89,653. The Company’s primary source of operating cash flow was net income of $678,250. The decrease in our net cash was attributable to an increase in our net income as compared to the same quarter of 2005 and the decrease of accounts receivable from related companies of $2.3million.

Net cash used in investing activities was approximately $3,269,818 as of June 30, 2006, compared with $141,746 in the same quarter of 2005. The increase was primarily attributable to construction costs of approximately $3.3 million associated with our new office building and factory.

Net cash provided by financing activities as if June 30, 2006 was 2,595,158, compared with same quarter in 2005 of $0. The increase was attributable to advances from a related company during the quarter.

Capital Commitments

The Company has a continuing program for the purpose of improving its manufacturing quality. As of June 30, 2006, the Company had commitments for capital projects in progress of approximately $2,360,000. While pursuant to the Articles of Association of Goldenway, registered capital of approximately $14.86 million must be paid into Goldenway by February 1, 2008. The increased registered capital will be paid-in in installments within three years of the issuance of Goldenway's updated business license. As of June 30, 2006, the Company has paid $5.14 million of its registered capital requirements. The remaining $14.86 million is due on February 1, 2008.

The Company has put a deposit on 112,442 square meters of land in Nanjing Jiangning Economic and Technological Development Zone, which includes an existing manufacturing facility of 26,629 square meters. On April 7, 2006, the Company completed the purchase procedures with the local government of Nanjing City. On June 24, 2006, the Company obtained the title for the land use rights for 50 years, beginning August 24, 2006. The Company expects the new manufacturing facility to be in production by the end of March 2007, which will replace the Company’s current manufacturing facility. The Company expects to invest approximately $7 million in 2006 for improvements to this new facility, which the Company’s expects to fund from cash from operations.

Uses of Liquidity

The Company's cash requirements as of June 30, 2006 are primarily to fund operations and to complete the construction of its new manufacturing facility in Nanjing. The Company also plans to acquire additional manufacturing capacity in the future to strengthen and stabilize its manufacturing base. The Company is also looking to establish its own distribution and logistics channels in overseas markets and to launch its own brand directly to the Chinese market. In addition, the Company will need to make the required capital contributions to its subsidiary, Goldenway.

On August 23, 2005, the Company’s subsidiary, Goldenway Nanjing Garments Company Limited, entered into a short-term loan agreement with Shanghai Pudong Development Bank Nanjing Branch pursuant to which we borrowed approximately $625,000 at an interest rate of 6.138% per annum calculated on the adjusted exchange rate of 8 compared to the 8.18 in 2005 The loan matures on August 23, 2006. The funds were used for the purchase of raw materials. The loan may be extended for an additional year. The borrowings were guaranteed by Jiangsu Ever-Glory, a related company. The bank requires that the borrower’s ratio of assets to liabilities should not be lower than 50.03% as well as the gross profit rate not lower than 15.53% . Goldenway was in complete compliance with the required ratios as of June 30, 2006.

Sources of Liquidity

The Company’s primary source of liquidity for its short-term cash needs is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand. The Company believes that will be able to borrow additional funds if needed.

The Company believes its cash flow from operations together with its cash and cash equivalents currently on hand will be sufficient to meet its working capital, capital expenditure and other commitments through December 2006. For its long-term cash needs, the Company is currently considering a number of different financing opportunities including debt and equity financing. Adequate funds may not be available on terms acceptable to it. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. However, the Company does not believe that failure to obtain any such financing will have a material adverse effect on its financial position, results of operations and cash flows. If funding is insufficient at any time in the future, the Company may be unable to accelerate its business expansion and growth on a faster and higher standard.

As of June 30, 2006, the Company’s subsidiary, Goldenway, had outstanding borrowings under a credit facility with a bank of approximately $625,000. As of June 30, 2006, the Company did not have any standby letters of credit or standby repurchase obligations.

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

The financial statements of Goldenway (whose functional currency is the RMB) are translated into U.S. Dollars using the closing rate method. The balance sheet items are translated into U.S. Dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity. Translation gain for the periods ended June 30, 2006 and 2005 were $238,060 and $0 respectively.

RISK FACTORS

Our business is subject to certain risks, and we want you to review these risks while you are evaluating our business and our historical results. Please keep in mind that any of the following risks discussed below and elsewhere in this Quarterly Report could materially and adversely affect us, our operating results, our financial condition and our projections and beliefs as to our future performance. As such, our results could differ materially from those projected in our forward-looking statements.

Risks Relating to the Industry in Which We Compete.

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

We purchase raw materials directly from local fabric and accessory suppliers. The Company may also import specialty fabrics to meet specific customer requirements. The Company also purchases finished goods from other contract manufacturers. The prices we charge for our products are dependent in part on the market price for raw materials used to produce them. The price and availability of our raw materials may fluctuate substantially, depending on a variety of factors, including demand, crop yields, weather, supply conditions, transportation costs, government regulation, economic climates and other unpredictable factors. Any raw material price increases could increase our cost of goods and decrease our profitability unless we are able to pass higher prices on to our customers.

One supplier represented approximately 26% of the Company’s raw materials purchases in the six months ended June 30, 2006, two suppliers represented approximately 12% and 10%, respectively of the Company’s raw materials purchases in the fiscal year ended December 31, 2005, and one supplier represented approximately 17% of the Company’s raw materials purchases in the fiscal year ended December 31, 2004. We do not have written agreements with any of these suppliers and do not anticipate entering into any such agreements in the near future. We do not believe that loss on any of these suppliers would have a material adverse affect on our ability to obtain finished goods or raw materials essential to its business because we believe that we can locate other suppliers in a timely manner.

Risks Relating to Our Business

We depend on a group of key customers for a significant portion of our sales. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.

In the six months ended June 30, 2006, three customers represented approximately 66.29% of the Company’s sales. Net sales to our ten largest customers totaled approximately 81% and 74% of total net sales in 2005 and 2004, respectively. Our largest customer accounted for approximately 22% and 12% of net sales in 2005 and 2004. The garment manufacturing industry has experienced substantial consolidation in recent years, which has resulted in increased customer leverage over suppliers, greater exposure for suppliers to credit risk and an increased emphasis by customers on inventory management and productivity.

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

As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time. We do not believe that there is a material risk of loss of any of these customers during the next 12 months. We also believe that the unexpected loss of these three customers could have material adverse effect on the Company’s earnings or financial condition. While we believe that we could replace these three customers within 12 months, the loss of which will not have material adverse effects on our financial condition in a long run. None of the Company or its affiliates are officers, directors or material shareholders of any of these three customers.

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

As the Company is listed on the over-the-counter bulletin board, the Company is subject to less stringent corporate governance requirements than a company listed on a national exchange. Specifically, the Company is not required to have a majority of independent directors or a separate audit committee. This provides less protection to our investors.

The Company’s board of directors currently does not have a separate audit committee or a member that qualifies as an audit committee financial expert or an independent director. The Company’s management and board of directors are considering the addition of an independent director who qualified as a financial expert but there can be no assurance the Company will be able to attract one or more qualified independent directors or that any such directors can be added to the Company’s board as it may require us to increase the number of director on the Company’s board of directors, seek the resignation of directors who are not independent, or some combination thereof. If the Company is unable to attract qualified independent directors or nominate or elect such directors, the Company’s security holders will not have the protections provided by having independent directors or audit committee members. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not they are deemed to be independent, we cannot assure you that this will actually be the case. If actions are taken, or expenses are incurred that are not in our best interests, it could have a material adverse effect on our business and operations and the price of our stock held by our stockholders.

We must successfully maintain and/or upgrade our information technology systems.

We rely on various information technology systems to manage our operations and we regularly evaluate these systems against our current and expected requirements. Although we have no current plans to implement modifications or upgrades to our systems, we will eventually be required to make changes to legacy systems and acquiring new systems with new functionality. Although we do anticipate any significant costs of updating such systems within the next 12 months, there are inherent costs and risks associated with the eventual replacing and changing these systems, including significant capital expenditures and the risk of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. Any information technology system disruptions, if not anticipated and appropriately mitigated, could have an adverse effect on our business and operations.

We may engage in future acquisitions and strategic investments that dilute the ownership percentage of our shareholders and require the use of cash, incur debt or assume contingent liabilities.

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
  issue stock that would dilute our current shareholders’ percentage ownership;
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

We expect to experience volatility in our stock price, which could negatively affect shareholders’ investments.

The market price for shares of the Company’s common stock may be volatile and may fluctuate based upon a number of factors, including, without limitation, business performance, news announcements or changes in general market conditions.

The market for the Company’s common stock is illiquid.

The Company’s common stock is traded on the Over-the-Counter Bulletin Board. It is thinly traded compared to larger more widely known companies in its industry. Thinly traded common stock can be more volatile than stock trading in an active public market. The Company cannot predict the extent to which an active public market for its common stock will develop or be sustained. The high and low bid price of Ever-glory’s common stock during the past 52 week period is $4.90 and $0.15 respectively.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Because our assets are located overseas, stockholders may not receive distributions that they would otherwise be entitled to if we were declared bankrupt or insolvent.

Our assets are, for the most part, located in the PRC. Because the Company’s assets are located overseas, the assets of the Company may be outside of the jurisdiction of U.S. courts to administer if the Company was the subject of an insolvency or bankruptcy proceeding. As a result, if the Company was declared bankrupt or insolvent, the Company’s stockholders may not receive the distributions on liquidation that they are otherwise entitled to under U.S. bankruptcy law.

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

Although certain of the Company’s apparel products fall within the categories subject to the quotas with respect to exports to the United States and Europe, the Chinese government allocated a portion of the aggregate export quota to the Company based upon the amount of product that the Company exported in the prior year. The imposition of such quotas did not have a material affect on the Company’s net sales, although it did impact its gross margin. See “Results of Operations” above. As a result of the Company’s prior export performance, it was awarded a sufficient portion of the export quotas to enable it to increase its sales to customers in Europe and the U.S. despite the reinstitution of export quotas. In order to increase the Company’s allocation of future export quotas, however, the Company accepted more orders for lower margin products, which had an adverse affect on the Company’s gross margins. The Company believes that its customer mix and its ability to adjust the types of apparel it manufactures will mitigate its exposure to such trade restrictions in the future. However, there can be no assurance that additional trade restrictions will not be imposed on the exports of the Company’s products in the future. Such actions could result in increases in the cost of its products generally and may adversely affect the Company’s results of operations. The Company continues to monitor the developments described above.

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

ITEM 3. CONTROLS AND PROCEDURES

Ever-Glory maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rules 13(a)-15(e) under the Securities Exchange Act of 1934, as amended. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission reports.

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

The Company is also a named defendant in a civil action pending in the U.S. court of common pleas of Allegheny County, Pennsylvania. The civil action was filed on April 17, 2006 by Plaintiff Mark B. Aronson. The action alleges that the Company violated the Pennsylvania Unsolicited Telecommunication Advertisement Act to spam emails to plaintiff to purchase its shares of common stock. The action seeks an award of damages in excess of $12,100. The Company denies that it was a party to such email spamming activities. The Company intends to vigorously defend its legal position.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 26, 2006, the Company, through its wholly-owned subsidiary Perfect Dream, Ltd., a British Virgin Island corporation (“Perfect Dream”), entered into an agreement (a “Purchase Agreement”) with Ever-Glory Enterprises (HK) Ltd, a Hong Kong corporation (“EGLY HK”) pursuant to which the Company has agreed to acquire and EGLY HK has agreed to sell all of the EGLY HK’s interest in Nanjing Catch-Luck Garments Co, Ltd, a Chinese limited liability company (“Catch-Luck”). A copy of the Purchase Agreement is included as Appendix A to the Company’s Preliminary Information Statement on Schedule 14C filed with the Securities and Exchange Commission on June 29, 2006.

The Purchase Agreement and transactions contemplated thereby were approved by three (3) shareholders (the “Consenting Shareholders”) of the Company that owned, as of the June 2, 2006 record date, a majority of the shares owned by shareholders that do not have a financial interest in EGLY HK, Catch-Luck or their affiliates. None of the Consenting Shareholders have any interest in EGLY HK, Catch-Luck or their affiliates and the Company believes that the Consenting Shareholders have approved the Agreement and the Transactions contemplated thereby in accordance with the provisions of section 607.0832 of the Florida Business Corporation Act.

In addition, Mr. Kang Yihua, a majority owner, director, CEO and President of the Company, who owns an aggregate of 614,338 shares of Common Stock and 6,238 shares of Series A preferred stock, which constitutes approximately 79% of the voting power, approved the Agreement and Transaction on June 2, 2006, subject to the filing of an Information Statement with the Securities and Exchange Commission and delivery of notice to the other shareholders of the Company. The transaction will close approximately 20 days after delivery of the Information Statement to the shareholders of the Company. The Information Statement has not yet been delivered to the shareholders of the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS and Reports on Form 8-K

(a) The following exhibits are filed herewith:

10.1	State-owned Land Use Right Transfer Agreement dated April 7, 2006, between The Bureau of Land & Resources of Nanjing City, Jiangning district and Nanjing Goldenway Garments Co., Ltd.

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

On April 3, 2006, the Registrant filed a Current Report on Form 8-K stating that after vigorously defending itself, the Company was voluntarily dismissed by the Plaintiff without prejudice from an action pending in the U.S. District Court for the Northern District of Ohio. The action was filed on February 22, 2006 by plaintiff Douglas G. Furth. The action alleged that the Company breached an agreement and sought an award of damages in excess of $75,000. The Company denied that it was a party to such an agreement, that it breached the agreement or that it is otherwise liable. No payment was made to plaintiff and no settlement agreement was entered into between the Company and plaintiff.

On June 26, 2006, the Registrant filed a Current Report on Form 8-K stating that it, through its wholly owned subsidiary, Perfect Dream Ltd, a British Virgin Islands corporation (“Perfect Dream”) entered into an Agreement for the Purchase and Sale of Stock (the “Agreement”) with Ever-Glory Enterprises (HK) Ltd, a Hong Kong corporation (“Seller”) pursuant to which Registrant has agreed to acquire and Seller has agreed to sell 100% of the total capital of Nanjing Catch-Luck Garments Co, Ltd, a Chinese limited liability company (“Catch-Luck”) (“Transaction”). The Transaction is subject to certain conditions which are customary in such transactions and is expected to close within approximately 30 days after a Definitive Information Statement on Schedule 14C is filed by the Registrant with the Securities and Exchange Commission and delivered to the Registrant’s shareholders.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

EVER-GLORY INTERNATIONAL GROUP, INC.
(registrant)

Date: August 10, 2006	By:	/s/ Guo Yan
Chief Financial Officer
(Principal Financial and Accounting Officer)