Form 10QSB
period 2006-09-30
Ever-Glory International Group, Inc.
filed 2006-11-14
CIK 943184

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

Commission file number: 0-28806

EVER-GLORY INTERNATIONAL GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Florida	65-0420146
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation or organization)

17870 Castleton Street, #335

City of Industry, California 91748

(Address of principal executive offices)

(626) 839-9116

(Issuer’s telephone number)

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

Number of shares of common stock outstanding as of November 10, 2006: 19,971,758

Transitional Small Business Disclosure Format: Yes ☐ No ☒

EVER-GLORY INTERNATIONAL GROUP, INC.

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

Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved. Factors that may cause such differences include but are not limited to:

•	the ability to timely and accurately complete product orders;
•	the ability to coordinate product design with its customers;
•	its dependence on a limited number of larger customers;
•	political and economic factors in the Peoples’ Republic of China;
•

the ability of the Company’s internal production operations to increase production volumes on finished goods in a timely fashion in response to increasing demand and enable the Company to achieve timely delivery of finished goods to its customers;

•	the Company’s ability to expand and grow its distribution channels;
•	unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders;
•	a weakening of economic conditions which would reduce demand for products sold by the Company and could adversely affect profitability;
•

the effect of terrorist acts, or the threat thereof, on consumer confidence and spending, or the production and distribution of product and raw materials which could, as a result, adversely affect the Company’s operations and financial performance;

•	the acceptance in the marketplace of the Company’s new products and changes in consumer preferences;
•	reductions in sales of products, either as the result of economic or other conditions, or reduced consumer acceptance of a product, could result in a buildup of inventory;
•	the ability to source raw materials and finished products at favorable prices to the Company;
•	the potential impact of power crises on the Company’s operations including temporary blackouts at the Company’s facilities;
•	foreign currency exchange rate fluctuations;

•	earthquakes or other natural disasters;
•	the Company’s ability to identify and successfully execute cost control initiatives;
•	the impact of quotas, tariffs, or safeguards on the importation or exportation of the Company’s products;
•	our ability to fund and execute our business plan;
•	our ability to maintain an effective internal control structure.
•	other risks outlined above and in the Company’s other filings made periodically by the Company.

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

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (Unaudited)

 EVER-GLORY INTERNATIONAL GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF SEPTEMBER 30, 2006 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,076,947
Accounts receivable, net	384,088
Inventories, net	326,403
Value added tax recoverable	19,010
Other receivables and prepaid expenses	91,138
Total Current Assets	1,897,586

PROPERTY AND EQUIPMENT, NET	7,687,851

LAND USE RIGHTS, NET	2,305,733
TOTAL ASSETS	$11,891,170

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$265,563
Accounts payable - related companies	110,046
Other payables and accrued liabilities	465,539
Due to a related company	3,574,891
Other tax payables	133,127
Total Current Liabilities	4,549,166

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY
Preferred stock ($.0001 par value, authorized 5,000,000 shares,
Nil shares issued and outstanding)	-
Series A Convertible Preferred Stock ($.0001 par value,
authorized 10,000 shares, 7,883 shares issued and outstanding)	1
Common stock ($.0001 par value, authorized 100,000,000 shares,
issued and outstanding 19,971,758 shares)	1,997
Additional paid-in capital	1,263,749
Retained earnings
Unappropriated	3,792,728
Appropriated	2,012,041
Accumulated other comprehensive income	271,488
Total Stockholders' Equity	7,342,004

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,891,170

The accompanying notes are an integral part of these condensed consolidated financial statements

EVER-GLORY INTERNATIONAL GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME

(UNAUDITED)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

NET SALES
To related parties	$53,173	$-	$66,192	$512,401
To third parties	6,067,091	4,060,499	17,462,947	6,367,969
Total net sales	6,120,264	4,060,499	17,529,139	6,880,370

COST OF SALES
From related parties	(751,639)	(160,594)	(2,708,481)	(1,687,246)
From third parties	(4,144,981)	(3,273,221)	(11,690,591)	(4,015,904)
Total Cost of Sales	(4,896,620)	(3,433,815)	(14,399,072)	(5,703,150)

GROSS PROFIT	1,223,644	626,684	3,130,067	1,177,220

OPERATING EXPENSES

Selling expenses	118,435	23,470	231,278	56,935
Export quota charges	4,984	-	151,458	-
Professional fees	79,105	80,795	425,625	293,295
General and administrative expenses	257,815	75,585	580,949	165,874
Depreciation and amortization	21,179	13,437	34,072	20,425
Total Operating Expenses	481,518	193,287	1,423,382	536,529

INCOME FROM OPERATIONS	742,126	433,397	1,706,685	640,691

OTHER INCOME (EXPENSES)
Interest income	2,295	114,106	3,500	114,520
Interest expenses	(59,544)	(2,921)	(117,674)	(4,486)
Other income	6,194	-	18,277	-
Other expenses	-	(2,336)	-	(6,205)
Total Other Income (Expenses), net	(51,055)	108,849	(95,897)	103,829

INCOME BEFORE INCOME TAX EXPENSE	691,071	542,246	1,610,788	744,520

INCOME TAX EXPENSE	(113,352)	(119,269)	(255,883)	(222,607)

NET INCOME	577,719	422,977	1,354,905	521,913

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	-	21,415	238,060	21,415

COMPREHENSIVE INCOME	$577,719	$444,392	$1,592,965	$543,328

Net income share-basic	$0.03	$0.05	$0.07	$0.06

Net income share-diluted	$0.01	$0.05	$0.02	$0.06

Weighted average number of shares
outstanding during the period-basic	19,971,758	8,876,427	19,971,758	8,083,270

Weighted average number of shares
outstanding during the period-diluted	79,886,746	8,876,427	79,886,746	8,083,270

The accompanying notes are an integral part of these condensed consolidated financial statements

EVER-GLORY INTERNATIONAL GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005.

(UNAUDITED)

	For the nine months	For the nine months
	ended September 30, 2006	ended September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,354,905	$521,913
Adjusted to reconcile net income to cash (used in) provided by operating activities:
Stock issued for services	-	42,045
Depreciation and amortization - cost of sales	153,278	98,806
Depreciation and amortization	34,072	20,425
Loss on disposal of fixed assets	2,467	-
Changes in operating assets and liabilities

(Increase)decrease in:
Accounts receivable	(147,799)	161,395
Accounts receivable - related companies	-	(2,064,854)
Other receivables and prepaid expenses	(70,183)	(203,343)
Inventories	69,804	164,249
Due from a related company	-	2,350,500
Increase (decrease) in:
Accounts payable	181,263	(48,761)
Accounts payable - related companies	(376,429)	78,670
Other payables and accrued liabilities	(589,403)	(1,307,712)
Value added tax payables	(68,286)	29,535
Income tax and other tax payables	192,148	32,436
Net cash provided by (used in) operating activities	735,837	(124,696)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,156,750)	(650,309)
Net cash used in investing activities	(4,156,750)	(650,309)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a related company	3,574,891	-
Proceed from note payable	-	616,523
Repayment of note payable	(611,247)	-
Net cash provided by financing activities	2,963,644	616,523

EFFECT OF EXCHANGE RATE ON CASH	66,971	21,415

NET DECREASE IN CASH AND CASH EQUIVALENTS	(390,298)	(137,067)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,467,245	160,612

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,076,947	$23,545

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest expenses	$26,491	$4,486

Cash paid during the period for:
Income taxes	$227,487	$252,040

The accompanying notes are an integral part of these condensed consolidated financial statements

EVER-GLORY INTERNATIONAL GROUP, INC.

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006 (UNAUDITED)

NOTE 1.	ORGANIZATION AND BASIS OF PRESENTATION

Ever-Glory International Group, Inc. (“EGLY”) was incorporated in Florida on October 19, 1994.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company’s financial position at September 30, 2006, the results of operations for the three-month and nine-month periods ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005. The results for the period ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006.

NOTE 2.	PRINCIPLES OF CONSOLIDATION

The accompanying September 30, 2006 unaudited condensed consolidated financial statements include the accounts of EGLY, its 100% owned subsidiary Perfect Dream and its 100% owned subsidiary Goldenway. All significant inter-company balances and transactions have been eliminated in consolidation.

EVER-GLORY INTERNATIONAL GROUP, INC.

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006 (UNAUDITED)

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

Statement of Financial Accounting Standards No. 107, “Disclosure About Fair Value of Financial Instruments,” requires certain disclosures regarding the fair value of financial instruments. Trade accounts receivable, accounts payable, and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of the instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

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

Transportation and unloading charges and product inspection charges are included in selling expenses.

Cost of goods sold includes the appropriate materials purchasing, receiving and inspection costs, inbound freight where applicable, direct labor cost and manufacturing overheads consistent with the revenue earned.

EVER-GLORY INTERNATIONAL GROUP, INC.

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006 (UNAUDITED)

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

The financial statements of Goldenway (whose functional currency is the RMB) are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity. Translation gain for the periods ended September 30, 2006 and 2005 were $238,060 and $21,415 respectively.

NOTE 9.	COMPREHENSIVE INCOME

The foreign currency translation gain or loss resulting from translation of the financial statements  expressed in RMB to United States Dollar is reported as other comprehensive income in the statements of operations and stockholders’ equity.

NOTE 10.	RECLASSIFICATION

Certain 2005 balances in the Statement of Operation have been reclassified to confirm with 2006 presentation.

NOTE 11.	INCOME PER SHARE

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

NOTE 12.	SEGMENTS

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

EVER-GLORY INTERNATIONAL GROUP, INC.

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006 (UNAUDITED)

NOTE 13.	NET INCOME PER SHARE

The following is net income per share information at September 30:
	2006	2005

Net income	$1,354,905	$521,913

Basic weighted-average common stock outstanding	19,971,758	8,083,270
Effect of dilutive securities
Series A Convertible Preferred Stock	59,914,988	-
Diluted weighted-average common stock outstanding	79,886,746	8,083,270

Net income per share - basic	$0.07	$0.06

Net income per share - diluted	$0.02	$0.06

NOTE 14.	STOCKHOLDERS’ EQUITY

(A)	Series A Convertible Preferred stock

The Company authorized 10,000 shares of Series A Convertible Preferred Stock, with a par value of $0.0001 per share.

Each share of the Series A Convertible Preferred Stock had upon issuance the same voting, dividend and liquidation rights as 1,000 shares of common stock and will convert back into common stock at such time as the Company is able to increase the number of authorized shares of common stock. Effective November 8, 2005, the Company effected a 7.6-for-1 forward stock split on the remaining outstanding 2,627,861 shares, which increased the number of outstanding shares to 19,971,743 shares. Under the adjustment provisions of the Series A Convertible Preferred Stock, the conversion, voting, dividend and liquidation ratios of the Series A Convertible Preferred Stock were all increased by the forward stock split from 1,000 for one to 7,600 for one (a total of 59,914,988 shares of common stock fully converted). The Series A Convertible Preferred Stock will be converted back into common stock at such time as the number of shares of authorized common stock is increased to 100,000,000 or more via a proposed amendment to the Articles of Incorporation. The relative voting and equity ownership of the Company’s stockholders was unchanged by the exchange for Series A Convertible Preferred Stock and the forward stock split. If all the Series A Convertible Preferred Stock were converted as of September 30, 2006, there would be 79,886,746 outstanding shares of common stock.

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

EVER-GLORY INTERNATIONAL GROUP, INC.

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006 (UNAUDITED)

NOTE 15.	RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2006 and 2005, the Company sub-contracted certain manufacturing work valued at $2,619,464 and 1,687,246, respectively to certain of its related companies. The Company provided the raw materials to the sub-contractor who charged the Company a fixed labor charge for the sub-contracting work.

During the nine months ended September 30, 2006 and 2005, the Company purchased raw materials of $89,017 and $Nil, respectively from certain related companies.

As of September 30, 2006, the Company owed $110,046 to related companies for sub-contracting work done and raw materials purchased.

During the nine months ended September 30, 2006 and 2005, the Company sold products and provided sub-contracting services totaling $66,192 and 512,401, respectively to certain related companies.

A related company provides treasury services to the Company free of service charges by negotiating all of the Company’s letters of credit and receiving proceeds thereon and paying creditors for purchases made by the Company.

As of September 30, 2006, the Company owed a related company $3,574,891 for advances made. Interest charged on these advance was 6% per annum. During 2006, the Company paid interest of $91,183 to a related company.

During 2006, the Company received rental income of $14,063 for the lease of factory space to a related company.

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

According to the Articles of Association of Goldenway, Goldenway has to fulfill registered capital requirements of $17,487,894 within three years from February 2, 2005. As of September 30, 2006, the Company has fulfilled $2,630,000 of its registered capital requirements and has a registered capital commitment of $14,857,894, which is payable by February 1, 2008.

At September 30, 2006, the Company had commitments for capital projects in progress of approximately $2,510,000.

EVER-GLORY INTERNATIONAL GROUP, INC.

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006 (UNAUDITED)

NOTE 17.	CONTINGENCIES

The Company accounts for loss contingencies in accordance with SFAS 5 “Accounting for Loss Contingencies”, and other related guidance. Set forth below is a description of certain loss contingencies as of September 30, 2006 and management’s opinion as to the likelihood of loss in respect of each loss contingency.

On April 17, 2006, Mark B. Aronson filed a Complaint against the Company in the United States Court of common pleas of Allegheny County Pennsylvania. The action alleges that Company violated the Pennsylvania Unsolicited Telecommunication Advertisement Act to spam emails to plaintiff to purchase its shares of common stock. The action seeks an award of damages in excess of $12,100. The Company denies that it was a party to such email spamming activities and intends to vigorously defend its legal position.

In September 2006, the Company filed responses to plaintiff's interrogatories with the court of common pleas of Allegheny County in Pennsylvania to vigorously defend Mr. Aronson's accusation that the company has used faxes to promote its stock.

Accordingly, no provision has been made to the above claim as of September 30, 2006.

NOTE 18.	CONCENTRATIONS AND RISKS

  During 2006, 100% of the Company’s assets are located in China.

 The Company principally relied on four customers for its revenue during 2006 and on two customers  for its revenue during 2005, details of which are as follows:

	Customer A	Customer B	Customer C	Customer D
During
2006	24%	20%	16%	12%
2005	24%	16%

 At of September 30, 2006, accounts receivable to those customers totaled $294,939.

The Company relied on one supplier for`17% and 38% respectively for its raw materials during 2006 and 2005.

The following is geographic information of the Company’s revenue earned for the period ended   September 30:

	2006	2005

Europe	$11,253,387	$3,389,643
United States	3,912,712	1,214,979
Japan	937,919	1,550,232
The People Republic of China	940,378	725,516
Others	484,743	-
	$17,529,139	$6,880,370

 EVER-GLORY INTERNATIONAL GROUP, INC.

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006 (UNAUDITED)

NOTE 19.	SUBSEQUENT EVENT

On June 26, 2006, The Company’s wholly owned subsidiary, Perfect Dream entered into an Agreement for the purchase and sale of stock (the “Agreement”) with Ever-Glory Enterprises (HK) Limited (“Seller”) and Nanjing Catch-Luck Garments Co, Limited (“Catch-Luck”) for the sale of all of Seller’s ownership interest in Catch-Luck to Perfect Dream (the “Transaction”). Pursuant to the terms of the Agreement, Perfect Dream will pay to the Seller an amount of $600,000 in cash and common stock of Ever-Glory International Group Inc. equivalent to $9,400,000 on the date of the transfer within 90 days of the closing of the transaction.

On August 31, 2006, Perfect Dream entered into an amendment to the Agreement (“the Amendment”) whereupon the terms of payment on the purchase consideration was amended as follows:

1.

Perfect Dream will pay to the Seller an amount of $600,000 in cash and common stock of Ever-Glory equivalent to $3,400,000 on the date of the transfer within 90 days of the closing of the transaction. The number of shares of common stock to be issued to the Seller in satisfaction of the Stock Purchase Price shall be calculated based on the preceding 30 day-average high and low price for the Company’s common stock as quoted on the Over-the-Counter Bulletin Board as of the date of the closing;

2.

At the end of the first full fiscal year ending December 31, 2006 in which the Company generates gross revenues of at least $19,000,000 and net profit of at least $1,500,000, Perfect Dream will pay to Seller that number of shares of Ever-Glory’s common stock having an aggregate fair market value of $3,000,000; and

3.

At the end of the second full fiscal year ending December 31, 2007 in which Catch-Luck generates gross revenues of at least $19,000,000 and net profit of $1,500,000, Perfect Dream will issue to the Seller that number of shares of Ever-Glory's common stock having an aggregate fair market value of $3,000,000.

The Transaction is expected to close in the fourth quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Ever-Glory and its subsidiaries (the “Company”) manufacture apparel for men, women and children for primarily middle to high-grade well-known casual wear, outerwear and sportswear brands and for a variety of companies. Most of our products are exported to Japan, the United Kingdom, Germany, Denmark, France and the United States. The Company’s customers include large retailers and well-known brands. The Company was formed as a result of a merger of Andean Development Corporation, a corporation organized under the laws of the State of Florida (“Andean”); and Perfect Dream Limited, a corporation organized under the laws of British Virgin Islands (“Perfect Dream”). Andean was formed on October 19, 1994 and engaged in the business of providing engineering and project management services and electrical and mechanical equipment for energy and private works projects. As of September 30, 2005, Andean had zero assets and liabilities of $57,000. Perfect Dream was incorporated on July 1, 2004 in the British Virgin Islands. In December of 2004, Perfect Dream acquired 100% of Goldenway Nanjing Garments Co., Ltd (“Goldenway”).

Goldenway is a limited liability company, which was incorporated in the People’s Republic of China (the “PRC”) on December 31, 1993. Until December 2004, Goldenway was a subsidiary of Jiangsu Ever-Glory International Group Corporation ("Jiangsu Ever-Glory"). After its acquisition by Perfect Dream, Goldenway changed its status to that of a wholly foreign owned enterprise and increased its registered capital from $2,512,106 to $20,000,000. The increased registered capital will be paid-in in installments within three years of the issuance of Goldenway’s updated business license. As of September 30, 2006, the Company has paid $2.63million of its registered capital requirements. The remaining $14.86 million is due on February 1, 2008.

In the nine months ended September 30, 2006, approximately 64% of the Company’s revenues came from customers in Europe, 22% from customers in the United States, 5% from customers in Japan, 5% from customers in China, 3% from customers in other countries. In the nine months ended September 30, 2006, four customers represented approximately 72% of the Company’s sales. Management believes that the relationship with these customers is good.

The Company purchases the majority of its raw materials directly from numerous local fabric and accessories suppliers. The Company may also purchase finished goods from other contract manufacturers. One supplier represented approximately 17 % of the Company’s raw materials purchases in the nine months ended September 30, 2006. The Company has not experienced difficulty in obtaining raw materials essential to its business and management believes that the relationship with its suppliers is good.

The Company currently operates one factory in the Nanjing Jiangning Economic and Technological Development Zone of mainland, China. The factory covers an area of 10,000 square meters and is equipped with highly advanced, state-of-the-art equipment. The factory employs a staff of over 400 people with an annual production capacity of over 700,000 pieces. All of the Company’s work force is non-union, and the Company considers its relations with its employees to be satisfactory.

The Company has put a deposit on 112,442 square meters of land in Nanjing Jiangning Economic and Technological Development Zone, which includes an existing facility of 26,629 square meters, which includes manufacturing and office space. On April 7, 2006, the Company completed the purchase procedures with the local government of Nanjing City. On June 24, 2006, the Company obtained the title to the land for the land use rights for 50 years. The Company expects the new manufacturing facility to be in full production by the end of March 2007 which will replace the Company’s current manufacturing facility.

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

Our cost of net revenues consists of the appropriate materials purchasing, receiving and inspection costs, inbound freight where applicable, garment finishing fees, direct labor, and manufacturing overhead, including the Company’s contributions to a government mandated multi-employer defined contribution plan, packing materials and others. In addition, from time to time we subcontract manufacturing, which costs are included in our cost of net revenues.

Selling expenses consist primarily of transportation, unloading charges and product inspection charges.

General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, facilities and human resources personnel, office expenses and professional fees.

Results of Operations

Three Months Ended September 30, 2006 Compared To Three Months Ended September 30, 2005

Revenues, Cost of Revenues and Gross Margin

Revenues for the quarter ended September 30, 2006 were $6,120,264, an increase of 51 % from $4,060,499 for same quarter in 2005. Our increase in revenues was primarily attributable to an overall increase in sales to customers in Europe and the U.S. As of September 30, 2006, sales to customers in Europe increased by $2,947,809 or 154%, sales to customers in the U.S. increased by $47,681 or 6% as compared to 2005.

Cost of revenues for the quarter ended September 30, 2006 was $4,896,620, an increase of $1,462,805 from $3,433,815 for the quarter ended September 30, 2005. Cost of revenues primarily consisted of the purchase cost of materials, receiving and inspection costs, inbound freight, direct labor cost and manufacturing overheads. As a percentage of revenues, cost of revenues decreased to approximately 80% for the three months ended September 30, 2006 from approximately 85% for the quarter ended September 30, 2005. Consequently, gross margin as a percentage of revenues increased to approximately 20% for the three months ended September 30, 2006 from approximately 15% for the three months ended September 30, 2005. The decrease in costs of revenues in a percentage of revenues and the increase of gross margin were primarily attributable to a 2.58% decrease in the purchase cost of materials and a 1.28% decrease in direct labor cost.

Selling, General and Administrative Expenses

Selling expenses as of September 30, 2006 increased by 404% from $23,470 in 2005 to $118,435 in 2006. The increase in selling expenses was mainly attributable to an increase in transportation and logistic costs as well as the product inspection charges.

Export quota charges as of September 30, 2006 and 2005 were $4,984 and $ nil respectively. The increase of the export quota charges was due to the reinstallment of the export quotas on hot categories to EU and United States.

General and Administrative expenses totaled $257,815 for the three months ended September 30, 2006, an increase of $182,230 from $75,585 for the three months ended September 30, 2005. The increase was attributable to the expansion of our business which required additional costs such as administrative and management salaries.

Legal and Professional fees associated with our trading activities on the OTCBB market totaled $79,105 for the three months ended September 30, 2006, an decrease of $1,690 from $80,795 for the three months ended September 30, 2005. The decrease was mainly due to the decrease in stock issued for services.

Income before taxes for the three months ended September 30, 2006 was $691,071, an increase of $148,825 from $542,246 for the three months ended September 30, 2005 which was due largely to the increase of our net sales.

Nine months Ended September 30, 2006 Compared To Nine months Ended September 30, 2005

Revenues, Cost of Revenues and Gross Margin

Revenues for the nine months ended September 30, 2006 were $ 17,529,139, an increase of 155% from $6,880,370 for same period in 2005. Our increase in revenues was primarily attributable to an overall increase in sales to our major customers in Europe, U.S. and China. For the nine months ended September 30, 2006, sales to customers in Europe increased by $7,863,744 or 232%, sales to customers in the U.S. increased by $ 2,697,733 or 222%, sales to customers in China increased by $214,862 or 30 % as compared to the same period in 2005.

Cost of revenues for the nine months ended September 30, 2006 was $14,399,072 as compared to cost of revenues of $5,703,150 for the same period in 2005, an increase of $8,695,922. As a percentage of revenues, cost of revenues decreased slightly to approximately 82% for the nine months ended September 30, 2006 from approximately 83% for the same period in September 30, 2005. Consequently, gross margin as a percentage of revenues increased slightly to approximately 18% for the nine months ended September 30, 2006 from approximately 17% for the nine months ended September 30, 2005. The decrease in costs of sales as a percentage of revenues and the increase of gross margin were primarily attributable to the decrease in the purchase cost of material and direct labor cost.

Selling, General and Administrative Expenses

Selling expenses for the nine months ended September 30, 2006 was $231,278 as compared to selling expenses of $56,935 for the same period in 2005, an increase of $174,343, or 306%. The increase in selling expenses was mainly attributable to an increase in transportation and logistic costs as well as the product inspection charges.

Export quota charges for the nine months ended September 30, 2006 and 2005 were $151,458 and $nil respectively. The increase of the export quota charges was due to the reinstallment of the export quotas on hot categories to EU and United States.

General and Administrative expenses totaled $580,949 for the nine months ended September 30, 2006, an increase of $415,075 from $165,874 for the nine months ended September 30, 2005. The increase was attributable to the expansion of our business which required additional costs such as administrative and management salaries.

Legal and Professional fees associated with our trading activities on the OTCBB market totaled $425,625 for the nine months ended September 30, 2006, an increase of $132,330 from $293,295 for the nine months ended September 30, 2005. The increase was mainly associated with the fees paid for investor relations, public relations and legal services.

Income before taxes for the nine months ended September 30, 2006 was $1,610,788, an increase of $866,268 from $744,520 for the nine months ended September 30, 2005. The increase was mainly attributable to the increase of our net sales.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, the Company had cash and cash equivalents of $1,076,947, other current assets of $820,639 and current liabilities of $4,549,166. To date, the Company has financed its operations primarily from operations and cash flow from operations is expected to continue to be the Company’s primary source of funds to finance its short-term cash needs.

Net cash provided by operating activities as of September 30, 2006 was $735,837, compared with $(124,696) for the same period in 2005. The Company’s primary source of operating cash flow was our net income. The increase in our net cash was mainly attributable to a significant increase in our net income of $832,992 for the nine months ended September 30, 2006 from the same period in 2005.

Net cash used in investing activities was approximately $4,156,750 as of September 30, 2006, compared with $650,309 for the same period in 2005. The increase was primarily attributable to construction costs of approximately $4 million associated with our new office building and factory.

Net cash provided by financing activities as of September 30, 2006 was $2,963,644, compared with same period in 2005 of $616,523. The increase was attributable to advances from a related company.

Capital Commitments

The Company has a continuing program for the purpose of improving its manufacturing quality. As of September 30, 2006, the Company had commitments for capital projects in progress of approximately $2.5 million. While pursuant to the Articles of Association of Goldenway, registered capital of approximately $17.49 million must be paid into Goldenway by February 1, 2008. The increased registered capital will be paid-in in installments within three years of the issuance of Goldenway’s updated business license. As of September 30, 2006, the Company has paid $2.63 million of its registered capital requirements. The remaining $14.86 million is due on February 1, 2008.

The Company has put a deposit on 112,442.3 square meters of land in Nanjing Jiangning Economic and Technological Development Zone, which includes an existing manufacturing facility of 26,629 square meters. On April 7, 2006, the Company completed the purchase procedures with the local government of Nanjing City. On June 24, 2006, the company was given title to the land for the land use rights of 50 years. The Company expects the new manufacturing facility to be in production by the end of March 2007, which will replace the Company’s current manufacturing facility. The Company expects to invest approximately $7 million by the first quarter of 2007 for improvements to this new facility, which the Company’s expects to fund from cash from operations.

Uses of Liquidity

The Company’s cash requirements as of September 30, 2006 are primarily to fund operations and to complete the construction of its new manufacturing facility in Nanjing. The Company also plans to acquire additional manufacturing capacity in the future to strengthen and stabilize its manufacturing base. The Company is also looking to establish its own distribution and logistics channels in overseas markets and to launch its own brand directly to the Chinese market. In addition, the Company will need to make the required capital contributions to its subsidiary, Goldenway.

On August 23, 2005, the Company’s subsidiary, Goldenway Nanjing Garments Company Limited, entered into a short-term loan agreement with Shanghai Pudong Development Bank Nanjing Branch pursuant to which we borrowed approximately $625,000 at an interest rate of 6.138% per annum calculated on the adjusted exchange rate of 8 compared to the 8.18 in 2005. The loan matures on August 23, 2006. The funds were used for the purchase of raw materials. On August 23, 2006, the loan was paid off to the bank by the Company.

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

As of September 30, 2006, the Company’s subsidiary, Goldenway, had no outstanding borrowings in the bank.

Foreign Currency Translation Risk.

The Company’s major operations are in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the Chinese Renminbi. Sales of the Company’s products are in dollars. During 2003 and 2004 the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. As a result, orders received prior to the adjustment were at prices based on the prior exchange rate, which negatively impacted our gross margins for the year ended December 31, 2005. We now negotiate price adjustments with most of our customers, which we believe will reduce our exposure to exchange rate fluctuations in the future. However, if in the future the Chinese government should decide to adjust the RMB to dollar exchange rate unexpectedly, our gross margins and results of operations and cash flows could be adversely affected.

The financial statements of Goldenway (whose functional currency is the RMB) are translated into U.S. Dollars using the closing rate method. The balance sheet items are translated into U.S. Dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity. Translation gain for the periods ended September 30, 2006 and 2005 were $238,060 and $21,415 respectively.

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

The apparel market is characterized by low barriers to entry for both suppliers and marketers, global sourcing through suppliers located throughout the world, trade liberalization, continuing movement of product sourcing to lower cost countries, ongoing emergence of new competitors with widely varying strategies and resources, and an increasing focus on apparel in the mass merchant channel of distribution. These factors contribute to ongoing pricing pressure throughout the supply chain. This pressure has and may continue to:

•	require us to reduce wholesale prices on existing products;
•	result in reduced gross margins across our product lines;
•	increase pressure on us to further reduce our production costs and our operating expenses.

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

One supplier represented approximately 17% of the Company’s raw materials purchases in the nine months ended September 30, 2006, two suppliers represented approximately 12% and 10%, respectively of the Company’s raw materials purchases in the fiscal year ended December 31, 2005, and one supplier represented approximately 17% of the Company’s raw materials purchases in the fiscal year ended December 31, 2004. We do not have long-term written agreements with any of these suppliers and do not anticipate entering into any such agreements in the near future. However, we always execute a written agreement for each order placed with our suppliers. We do not believe that loss on any of these suppliers would have a material adverse affect on our ability to obtain finished goods or raw materials essential to its business because we believe that we can locate other suppliers in a timely manner.

Risks Relating to Our Business

We depend on a group of key customers for a significant portion of our sales. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.

In the nine months ended September 30, 2006, four customers represented approximately 72% of the Company’s sales. Net sales to our ten largest customers totaled approximately 81% and 74% of total net sales in 2005 and 2004, respectively. Our largest customer accounted for approximately 22% and 12% of net sales in 2005 and 2004. The garment manufacturing industry has experienced substantial consolidation in recent years, which has resulted in increased customer leverage over suppliers, greater exposure for suppliers to credit risk and an increased emphasis by customers on inventory management and productivity.

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

As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time. We do not believe that there is a material risk of loss of any of these customers during the next 12 months. We also believe that the unexpected loss of these four customers could have material adverse effect on the Company’s earnings or financial condition. While we believe that we could replace these three customers within 12 months, the loss of which will not have material adverse effects on our financial condition in a long run. None of the Company or its affiliates are officers, directors or material shareholders of any of these three customers.

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

Achieving compliance with Section 404 within the prescribed period may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to complete the work necessary for our management to issue its management report in a timely manner, or that we will be able to complete any work required for our management to be able to conclude that our internal control over financial reporting is operating effectively. If we are not able to complete the assessment under Section 404 in a timely manner, we and our independent registered public accounting firm would be unable to conclude that our internal control over financial reporting is effective as of December 31, 2007. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our debt securities. In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively. We expect to consistently improve our internal control over the financial reporting with our best efforts and with the assistance from outside experts.

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

We rely on various information technology systems to manage our operations and we regularly evaluate these systems against our current and expected requirements. Although we have no current plans to implement modifications or upgrades to our systems, we will eventually be required to make changes to legacy systems and acquiring new systems with new functionality.. We do anticipate that the aggregate cost of updating such systems will be approximately USD 600,000 over the next 36 months. We will also continue to self-develop and update our information systems on a timely basis to meet our business expansion needs Any information technology system disruptions, if not anticipated and appropriately mitigated, could have an adverse effect on our business and operations.

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

As part of our business strategy, we expect to continue to review opportunities to buy or invest in other businesses or technologies that we believe would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. If we buy or invest in other businesses, products or technologies in the future, we could:

•	incur significant unplanned expenses and personnel costs;
•	issue stock that would dilute our current shareholders’ percentage ownership;
•	use cash, which may result in a reduction of our liquidity;
•	incur debt;
•	assume liabilities; and
•	spend resources on unconsummated transactions.

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

We may in the future acquire or make strategic investments in additional companies. We may not realize the anticipated benefits of these or any other acquisitions or strategic investments, which involve numerous risks, including:

•	problems integrating the purchased operations, technologies, personnel or products over geographically disparate locations;
•	unanticipated costs, litigation and other contingent liabilities;
•	diversion of management’s attention from our core business;
•	adverse effects on existing business relationships with suppliers and customers;
•	incurrence of acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	inability to retain key customers, distributors, vendors and other business partners of the acquired business; and
•	potential loss of our key employees or the key employees of an acquired organization.

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

International political instability may halt or hinder our ability to do business and may increase our costs. Various events, including the occurrence or threat of terrorist attacks, increased national security measures in the United States and other countries, and military action and armed conflicts, can suddenly increase international tensions. Increases in energy prices will also impact our costs and could harm our operating results. In addition, concerns about other international crises, such as the spread of severe acute respiratory syndrome (“SARS”), avian influenza, or bird flu, and West Nile viruses, may have an adverse effect on the world economy and could adversely affect our business operations or the operations of our OEM partners, contract manufacturer and suppliers. This political instability and concerns about other international crises may, for example:

•	negatively affect the reliability and cost of transportation;
•	negatively affect the desire and ability of our employees and customers to travel;
•	adversely affect our ability to obtain adequate insurance at reasonable rates; and
•	require us to take extra security precautions for our operations.

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

Export quotas imposed by the WTO could negatively affect our business and operations, particularly if the Chinese government changes its allocation of such quotas to the Company.

Pursuant to the World Trade Organization (WTO) Agreement, effective January 1, 2005, the United States and other WTO member countries removed quotas from WTO members. In certain instances, the elimination of quotas affords the Company greater access to foreign markets; however, as the removal of quotas resulted in an import surge from China, the U.S. took action in May 2005 and imposed safeguard quotas on seven categories of goods. Exports of each specified product category will continue to be admitted into the United States in the ordinary course until the restraint level for that category is reached, after which further exports will be embargoed and will not be cleared until after January 2006. Additionally, on September 10, 2005, in response to the surge of Chinese imports into the European Union (EU), the EU Commission signed a Memorandum of Understanding (MOU) with China in which ten categories of textiles and apparel will be subject to restraints.

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

Other factors, in addition to the those risks included in this section, that may have a significant impact on the market price of the Company’s common stock include, but are not limited to:

•	receipt of substantial orders or order cancellations of products;
•	quality deficiencies in services or products;
•	international developments, such as technology mandates, political developments or changes in economic policies;
•	changes in recommendations of securities analysts;
•	shortfalls in the Company’s backlog, revenues or earnings in any given period relative to the levels expected by securities analysts or projected by the Company;
•	government regulations, including stock option accounting and tax regulations;
•	energy blackouts;
•	acts of terrorism and war;
•	widespread illness;
•	proprietary rights or product or patent litigation;
•	strategic transactions, such as acquisitions and divestitures;
•	rumors or allegations regarding the Company’s financial disclosures or practices; or
•	earthquakes or other natural disasters concentrated in Nanjing, China where a significant portion of the Company's operations are based.

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

ITEM 3.    CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being September 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer along with our company’s Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive Officer along with our company’s Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.”

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

The Company is also a named defendant in a civil action pending in the U.S. court of common pleas of Allegheny County, Pennsylvania. The civil action was filed on April 17, 2006 by Plaintiff Mark B. Aronson. The action alleges that the Company violated the Pennsylvania Unsolicited Telecommunication Advertisement Act by issuing ‘spam’ emails soliciting purchasers for its common stock. The action seeks an award of damages in excess of $12,100. The Company denies that it was a party to the alleged conduct. The Company intends to vigorously defend its legal position, with the case now in the initial phase of discovery.

The Company is aware that ‘spam’ emails soliciting purchasers for its common stock had originated from unknown sources; the company had never participated nor would it ever participate or authorize in the distribution of ‘spam’ email to solicit purchasers for its common stock.

         The Company has solemnly declared an anti-spamming policy on its website.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 26, 2006, Registrant, through its  wholly owned subsidiary, Perfect Dream Ltd, a British Virgin Islands corporation (“Perfect Dream”) entered into an Agreement for the Purchase and Sale of Stock  (the  “Agreement”) with Ever-Glory Enterprises (HK) Ltd (“Seller” or "EGLY HK") pursuant to which Registrant has agreed to acquire and Seller has agreed to sell all of the Seller’s interest in  Nanjing Catch-Luck Garments Co, Ltd,  a Chinese limited liability company (“Catch-Luck”). The Seller owns 100% of the total capital of Catch-Luck. A copy of the Purchase Agreement is included as Appendix A to the Company’s Preliminary Information Statement on Schedule 14C filed with the Securities and Exchange Commission on June 29, 2006.

  On August 31, 2006, the Registrant, Perfect Dream, Seller and Catch-Luck entered into Amendment No. 1 to the Agreement (the “Amendment”). The Amendment changed the terms of payment on the purchase consideration in the transactions contemplated by the Agreement (the “Transaction”). A copy of the Amendment No. 1 to the Purchase Agreement is included as Appendix B to the Company’s Preliminary Information Statement on Schedule 14C filed with the Securities and Exchange Commission on September 22, 2006

      A majority of the members of the Board of Directors of the Company (the “Board”) and certain of its shareholders, including Mr. Kang Yihua, a majority owner, director, CEO and President of the Company, are either shareholders, officers or directors of EGLY HK, Catch-Luck or its affiliates. Mr Kang is the 100% shareholder and a director and officer of EGLY HK.

     The Board was fully informed of the interests of the other directors in EGLY HK, Catch-Luck or their affiliates and on June 1, 2006 and August 31, 2006 unanimously approved the Purchase Agreement, the Purchase Agreement Amendment and the Transaction. The Board conditioned consummation of the transactions contemplated by the Purchase Agreement and the Purchase Agreement Amendment on approval thereof by the shareholders of the Company in accordance with Florida law.

  Florida law requires that the Transaction be approved by majority of the shareholders of the Company that do not have a financial interest in EGLY HK or Catch-Luck or their affiliates. The Purchase Agreement, the Purchase Agreement Amendment and the Transaction were approved by shareholders (the “Consenting Shareholders”) of the Company that do not have any financial interest in EGLY HK, Catch-Luck or their affiliates.

      In addition, Mr. Kang, who owns an aggregate of 614,338 shares of Common Stock and 6,238 shares of Series A preferred stock, which constitutes approximately 79% of the voting power, based on an aggregate of 19,971,758 shares of our common stock issued and outstanding and 7,883 shares of our Series A preferred stock issued and outstanding as of August 31, 2006, approved the Purchase Agreement, the Purchase Agreement Amendment and the Transaction on June 2, 2006 and August 31, 2006

       The transaction is expected to close in the fourth quarter. The Information Statement has not yet been delivered to the shareholders of the Company.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS and Reports on Form 8-K

(a)	The following exhibits are filed herewith:

10.1	Boundary Drawing of Catch-Luck

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

On June 26, 2006, Registrant, through its  wholly owned subsidiary, Perfect Dream Ltd, a British Virgin Islands corporation (“Perfect Dream”) entered into an Agreement for the Purchase and Sale of Stock  (the  “Agreement”) with Ever-Glory Enterprises (HK) Ltd (“Seller” or "EGLY HK") pursuant to which Registrant has agreed to acquire and Seller has agreed to sell all of the Seller’s interest in  Nanjing Catch-Luck Garments Co, Ltd,  a Chinese limited liability company (“Catch-Luck”). The Seller owns 100% of the total capital of Catch-Luck. Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission on June 29, 2006 with respect to the entry into such Agreement.

On August 31, 2006, the Registrant, Perfect Dream, Seller and Catch-Luck entered into Amendment No. 1 to the Agreement (the “Amendment”). The Amendment changed the terms of payment of consideration in the transactions contemplated by the Agreement (the “Transaction”). Pursuant to the Agreement, as amended by the Amendment, Registrant or Perfect Dream shall pay Seller an amount in Renminbi (“RMB”) equal to USD600,000 within 90 days of the closing of the Transaction (the “Cash Purchase Price”) and Registrant will issue to Seller an amount in Registrant’s common stock equal to USD3.4 million within 90 days of the Registrant’s common stock (the “Stock Purchase Price”). After the closing of the Transaction, Seller shall be entitled to receive that number of Registrant’s common stock having an aggregate fair market value of up to USD6.0 Million determined as follows:

1.

At the end of the first full fiscal year after the closing of the Transaction in which Catch-Luck generates gross revenues of at least USD19.0 million and net profit of at least USD 1.5million, Registrant shall issue to Seller that number of shares of Registrant’s common stock having an aggregate fair market value of USD3.0 Million; and

2.

At the end of the next full fiscal year after the closing of the Transaction in which Catch-Luck generates gross revenues of at least USD19.0 million and net profit of at least USD1.5million, Registrant shall issue to Seller that number of shares of Registrant’s common stock having an aggregate fair market value of USD3.0 Million.

The number of shares of Registrant’s common stock to be delivered to Seller as consideration for the Transaction will be calculated based on the fair market value of Registrant’s common stock based on the preceding 30-day average of the high bid and the low ask price as quoted on the Over-the-Counter Bulletin Board as of the date of the closing of the Transaction.

Seller is owned 100% by Registrant’s President and Chairman of the Board, Kang Yihua. In addition, a majority of the directors of the Registrant are either shareholders, officers or directors of Seller or its affiliates. The board has been fully informed of the interests of each of the directors, including  Mr. Kang, in the Seller. The board has conditioned consummation of the transactions contemplated by the Agreement, as amended by the Amendment, on approval thereof by a majority of the disinterested shareholders of the Registrant in accordance with the provisions of section 607.0832 of the Florida Business Organizations Code.

The transaction is subject to certain conditions which are customary in such transactions.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

EVER-GLORY INTERNATIONAL GROUP, INC.

(Registrant)

Date: November 14, 2006	By:	/s/ Guo Yan
Chief Financial Officer
(Principal Financial and Accounting Officer)