Form 10QSB/A
period 2006-09-30
Ever-Glory International Group, Inc.
filed 2006-11-29
CIK 943184

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB/A

[Amendment No. 1]

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

EVER-GLORY INTERNATIONAL GROUP, INC.

FORM 10-QSB/A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, originally filed with the United States Securities and Exchange Commission (SEC) on November 14, 2006, is being filed for the purpose of filing exhibit 10.1 in its entirety. Exhibit 10.1 filed herewith supersedes exhibits 10.1 filed with the Registrant’s Quarterly Reports on Form 10-QSB filed on August 11, 2006 and November 14, 2006 – each of which omitted parts of the exhibit.

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

EVER-GLORY INTERNATIONAL GROUP, INC.

(Registrant)

Date: November 29, 2006	By:	/s/ Guo Yan
Chief Financial Officer
(Principal Financial and Accounting Officer)