Form 10KSB
period 2006-12-31
Ever-Glory International Group, Inc.
filed 2007-03-16
CIK 943184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer's revenues for the fiscal year ended December 31, 2006 were $22,332,368.

The aggregate market value of the voting common stock held by non-affiliates of the registrant on March 8, 2007 was approximately $19,357,420, based on the closing price of such stock of $0.34 on such date. The number of shares outstanding of the registrant's Common Stock, $.0001 par value, as of March 8, 2007 was 19,971,758.

Transitional Small Business Disclosure format (Check one): YES ☐  NO ☒

TABLE OF CONTENTS

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Organization, Charter Amendments And General History

Ever-Glory International Group, Inc. (the "Company") through its subsidiary, Goldenway Nanjing Garments Co., Ltd. (“Goldenway”), manufactures apparel for men, women and children for primarily middle to high-grade well-known branded casual wear, sportswear and outwear for a variety of companies. A majority of its products are exported to Japan, EU countries and the United States. The Company’s customers include large retailers and well-known brands.

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

Perfect Dream was incorporated on July 1, 2004 in the British Virgin Islands. In December 2004, Perfect Dream acquired 100% of Goldenway for a purchase price consisted of cash in the amount of $1,338,404. Goldenway is a limited liability company, which was established under the laws of the People's Republic of China (the "PRC") on December 31, 1993. Until December 1, 2004, Goldenway was a subsidiary of Jiangsu Ever-Glory International Group Corporation ("Jiangsu Ever-Glory"). On April 20, 2005, Perfect Dream changed Goldenway’s status to that of a wholly foreign owned enterprise and increased its registered capital from $2,512,106 to $20,000,000.

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

On December 30, 2006, the Company through its wholly owned subsidiary, Perfect Dream Ltd, a British Virgin Islands corporation, consummated the acquisition of 100% of the capital stock of Nanjing New-Tailun Garments Co, Ltd, a Chinese limited liability company (“New-Tailun”) from Ever-Glory Enterprises (HK) Ltd, a British Virgin Islands corporation (“Seller”). The purchase price consisted of a combination of 20,833,333 shares of EGLY’s common stock having a value of $10,000,000 and $2,000,000 in cash. New Tailun is a 100% foreign-owned enterprise incorporated in People’s Republic of China and is engaged in the manufacturing and sale of garments. New Tailun’s financial statements are included in the Company's consolidated financial statements. Management believes that the acquisition of New Tailun will enable the Company to facilitate its increased production, strengthen the Company’s outsourcing bases and supplement the Company’s product lines.

Business Operations

The Company, through its subsidiary Goldenway, is engaged in the manufacture and sale of apparel to well-known casual wear, sportswear and outerwear brands and retailers. The Company manufactures some of its products from one 10,000 square meter factory located in the Nanjing Jiangning Economic and Technological Development Zone in Nanjing, China.

A portion of the Company’s products are also outsourced to its strategic manufacturing partners. Our sourcing strategy is to contract for the manufacture of our products. Outsourcing allows us to maximize production flexibility while avoiding significant capital expenditure and the costs for managing a large production workforce. We inspect products manufactured by our strategic partners to determine whether they meet our standards. See “Production and Quality Control”.

Products

The Company manufactures a broad array of categories for the women’s, men’s and children markets. Within those categories, various product classifications include high and middle grade casual-wear, sportswear and outwear, including the following product lines:

WOMEN'S CLOTHING. This product line includes coats, jackets, slacks, skirts, shirts, trousers, and jeans

MEN'S CLOTHING. This product line includes men's vests, jackets, pants, trousers, skiwear, shirts, coats and jeans.

CHILDREN’S CLOTHING. This product line includes children’s coats, vests, down jackets, trousers, knitwear, pants and jeans.

Customers

Ever-Glory manufactures garments for a number of well-known retail chains and internationally famous brands, including C&A, Next, Debenhams, Kellwood, Etam China, Eddie Bauer, QVC, Levis, B.B. Dakota, Itoyokado,Teijin, Best-Seller, Shinko, Matalan and ITOCHU . The Company also has its own design capabilities and can provide its customers with a selection of unique and original designs that the customer may have manufactured for them.

In the fiscal year ended December 31, 2006, approximately 69% of the Company’s revenues came from customers in European countries, 5.8% from customers in Japan, 18% from customers in the United States, and 5% from customers in China. In the fiscal year ended December 31, 2006, four customers represented approximately 27%, 17%, 17% and 11% of the Company’s net sales, respectively. In the fiscal year ended December 31, 2005, three customers each represented approximately 54% of the Company’s net sales. The Company has no long-term contracts with any of its customers. There can be no assurance that our customers will continue to place orders with us of the same magnitude as they have in the past, or at all. In addition, the apparel industry historically has been subject to substantial cyclical variation, with consumer spending for purchases of apparel and related goods tending to decline during recessionary periods. To the extent that these financial difficulties occur, there can be no assurance that our financial condition and results of operations would not be adversely affected.

Suppliers

The Company purchases raw materials directly from local fabric and accessory suppliers. The Company may also import specialty fabrics to meet specific customer requirements. The Company also purchases finished goods from other contract manufacturers. One supplier represented approximately 15% of the Company’s raw materials purchases in the fiscal year ended December 31, 2006. Two suppliers represented approximately 12% and 10% of the Company’s raw materials purchases in the fiscal year ended December 31, 2005. The Company has not experienced difficulty in obtaining finished goods or raw materials essential to its business.

Sales and Marketing

The Company leverages the sales and marketing organization of Jiangsu Ever-Glory, of which Goldenway was a subsidiary prior to its acquisition by the Company. Jiangsu Ever-Glory has sales and marketing offices around the world, including in the United States, the United Kingdom, and Germany.

In addition, the Company attends and participates in trade shows around the world, including Europe, Japan, the U.S. and China’s largest tradeshow, the Chinese Export Commodity Fair in Guangdong Province. The Company’s marketing strategy is designed to attract customers with the strongest brands within the strongest markets. The Company markets directly to ultimate brands and retail chains instead of going through import & export agents. The company seeks to attract customers mainly from Japan, Europe, the US and China In addition, the company looks for customers with strong brand appeal and product lines that require that Company’s high quality manufacturing and can support the Company’s production capacity. Referrals from existing customers continue to be a strong source of new customers.

Production and Quality Control

The Company manufactures some of its products in its own manufacturing facility. From time to time, the Company outsources a portion of its products based upon factory capacity and customer demand.

 In 2005, the Company acquired a land use right for 50 years in Nanjing Jiangning Economic and Technological Development Zone and started the construction of new headquarters office and new manufacturing plants. In 2006, the construction was completed. Currently, the Company is consolidating its operation to the new facility. The new facility occupies an area of 10,000 square meters and is equipped with state-of-the-art production equipment. Management believes the new facility will be adequate for its current production needs as well as strengthen the production capacity in 2007.

The Company is committed to designing and manufacturing high quality garments. Because the Company emphasizes fit, performance and quality of its apparel products, the Company places a high priority on quality control. The Company has implemented strict quality control and craft discipline systems. Prior to manufacturing in large quantities, the Company obtains the approval of its customers either through a direct visit to the factories or by shipping samples of its apparel products to its customers or through email confirmation for inspection and comment. This ensures that the product meets specifications prior to production. In addition, employees of the Company periodically inspect the manufacturing process and quality of apparel products.

We will continue to outsource a portion of our products even with the completion of the new production facility. Management believes that outsourcing allows the Company to maximize its production flexibility while avoiding significant capital expenditure and the costs for managing a large production workforce. We contract for the production of a portion of our products through a net work of strategic partners. Quality control reviews are done by our employees to ensure that material and component qualities and fit of the product are in accordance with our specification. We inspect prototype of each product prior to cutting by the contractors and a final inspection of finished products prior to shipment to ensure that they meet our high standard.

The Company’s factory is ISO 9000 certified.
Delivery and Transportation

The Company exports most of its products through Jiangsu Ever-Glory as its primary distributing agent. Jiangsu Ever-glory provides the Company all the distribution and logistics activities including exporting, shipping and transportation services. Our products are directly shipped to the customers. Jiangsu Ever-Glory has access to a variety of ground and air shipping companies and can typically deliver the finished product to the client within the required timeframe. The merchandise is shipped from the production facility by truck to a port where it is consolidated and loaded on containerized vessels for ocean transport to the ultimate destination.

Competition

The garment manufacturing industry is highly competitive, particularly in China. The Company's competitors include garment manufacturers of all sizes, both within China and elsewhere in the world, many of which have greater financial and manufacturing resources than the Company. The Company has been in the garment manufacturing business since 1993 and believes that it has earned a reputation for producing high quality products efficiently and at competitive prices as well as our ability to provide excellent customer services. The Company believes that it competes favorably with other companies based on the experience and know-how the Company has acquired since 1993 as well as the Company’s state-of-the-art equipment, which enables it to produce high-quality garments at competitive prices.

Governmental Regulations/Quotas

Pursuant to the World Trade Organization (WTO) Agreement, effective January 1, 2005, the United States and other WTO member countries removed quotas from WTO members. However, as the removal of quotas resulted in an import surge from China, the U.S. took action in May 2005 and imposed safeguard quotas on seven categories of goods, including certain classes of apparel products. Exports of each specified product category  will continue to be admitted into the United States in the ordinary course until the restraint level for that category is reached, after which further exports will be embargoed and will not be cleared until after January 2006. Additionally, on June 10, 2005, in response to the surge of Chinese imports into the European Union (EU), the EU Commission signed a Memorandum of Understanding (MOU) with China in which ten categories of textiles and apparel will be subject to restraints and on November 8, 2005, the U.S. and China entered into a Memorandum of Understanding in which 21 categories of textiles and apparel are subject to restraints. Although certain of the Company’s apparel products fall within the categories subject to the safeguards in the U.S. and the EU, which could adversely affect the Company’s ability to export and sell these products, the imposition of quotas in 2005 did not have a material affect on the Company’s net sales, although it did impact its gross margin. See Management’s Discussion and Analysis or Plan of Operation – Results of Operations. The Company believes that it will be able to obtain sufficient quota allocation based on prior years quota allocation. In addition, the Company can bid for additional export quota allocation from the government for the U.S. and E.U. markets. On a longer term basis, the Company believes that its customer mix and its ability to adjust the types of apparel it manufactures will mitigate its exposure to such trade restrictions in the future.

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

Employees

As of December 31, 2006, the Company had over 600 employees. All of the Company’s work force is non-union and the Company considers its relations with its employees to be satisfactory.

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

Risks Relating to the Industry in Which We Compete.

Our sales are influenced by general economic cycles. A prolonged period of depressed consumer spending would have a material adverse affect our profitability.

Apparel is a cyclical industry that is dependent upon the overall level of consumer spending. Purchase of apparel generally decline during recessionary periods when disposable income is low. Our customers anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders. As a result, any substantial deterioration in general economic conditions, increases in energy costs or interest rates, acts of war, acts of nature or terrorist or political events that diminish consumer spending and confidence in any of the regions in which we compete, could reduce our sales and adversely affect our business and financial condition.

Intense competition in the worldwide apparel industry could reduce our sales and prices.

We face a variety of competitive challenges from other apparel manufacturers both in China and elsewhere. Some of these competitors have greater financial and marketing resources than we do and may be able to adapt to changes in consumer preferences or retail requirements more quickly, devote greater resources to the marketing and sale of their products or adopt more aggressive pricing policies than we can. As a result, we may not be able to compete successfully with them if we cannot continue enhancing our marketing and management strategies, quality and value or responding appropriately to consumers needs.

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

Fluctuation in the price, availability and quality of raw materials could increase our cost of goods and decrease our profitability.

We purchase raw materials directly from local fabric and accessory suppliers. The Company may also import specialty fabrics to meet specific customer requirements. The Company also purchases finished goods from other contract manufacturers. The prices we charge for our products are dependent in part on the market price for raw materials used to produce them. The price, availability and quality of our raw materials may fluctuate substantially, depending on a variety of factors, including demand, crop yields, weather patterns, supply conditions, transportation costs, government regulation, economic climates and other unpredictable factors. Any raw material price increases could increase our cost of goods and decrease our profitability unless we are able to pass higher prices on to our customers.

One supplier represented approximately 15% of the Company’s raw materials purchases in the fiscal year ended December 31, 2006, two suppliers represented approximately 12% and 10%, respectively of the Company’s raw materials purchases in the fiscal year ended December 31, 2005, and one supplier represented approximately 17% of the Company’s raw materials purchases in the fiscal year ended December 31, 2004. We do not have long-term written agreements with any of these suppliers and do not anticipate entering into any such agreements in the near future. However, we always execute a written agreement for each order placed with our suppliers. We do not believe that loss on any of these suppliers would have a material adverse affect on our ability to obtain finished goods or raw materials essential to its business because we believe we can locate other suppliers in a timely manner.

Risks Relating to Our Business

We depend on a group of key customers for a significant portion of our sales. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.

As of December 31, 2006, four customers represented approximately 72% of the Company’s sales. Net sales to our three largest customers totaled approximately 61% and 54% of total net sales in 2006 and 2005, respectively. Our largest customer accounted for approximately 27% and 22% of net sales in 2006 and 2005. The garment manufacturing industry has experienced substantial consolidation in recent years, which has resulted in increased customer leverage over suppliers, greater exposure for suppliers to credit risk and an increased emphasis by customers on inventory management and productivity.

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

We are not currently an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Beginning with our Annual Report for the year ending December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report with our Annual Report on Form 10-KSB. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Additionally, for the fiscal year ended December 31, 2008 our independent registered public accounting firm will be required to issue reports on management’s assessment of our internal control over financial reporting and their evaluation of the operating effectiveness of our internal control over financial reporting. Our assessment requires us to make subjective judgments and our independent registered public accounting firm may not agree with our assessment.

Achieving compliance with Section 404 within the prescribed period may require us to incur significant costs and expend significant time and management resources. If we are not able to complete the assessment under

Section 404 in a timely manner, we and our independent registered public accounting firm would be unable to conclude that our internal control over financial reporting is effective as of December 31, 2007. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our debt securities. In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively. We will continue to consistently improve our internal control over the financial reporting with our best efforts and we plan to engage assistance from outside experts in doing so.

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

The Company’s common stock is traded on the Over-the-Counter Bulletin Board. It is thinly traded compared to larger more widely known companies in its industry. Thinly traded common stock can be more volatile than stock trading in an active public market. The Company cannot predict the extent to which an active public market for its common stock will develop or be sustained. The high and low bid price of Ever-Glory’s common stock during the past 52 week period is $1.87 and $0.27 respectively.

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

Pursuant to the World Trade Organization (WTO) Agreement, effective January 1, 2005, the United States and other WTO member countries removed quotas from WTO members. In certain instances, the elimination of quotas affords the Company greater access to foreign markets; however, as the removal of quotas resulted in an import surge from China, the U.S. took action in May 2005 and imposed safeguard quotas on seven categories of goods, including certain classes of apparel products.

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

Although certain of the Company’s apparel products fall within the categories subject to the quotas with respect to exports to the United States and Europe, the Chinese government allocated a portion of the aggregate export quota to the Company based upon the amount of product that the Company exported in the prior year. The imposition of such quotas did not have a material affect on the Company’s net sales. See “Results of Operations” above. As a result of the Company’s prior export performance, it was awarded a sufficient portion of the export quotas to enable it to increase its sales to customers in Europe and the U.S. despite the reinstitution of export quotas. In order to increase the Company’s allocation of future export quotas, however, the Company will continue accepting orders from its customers. The Company believes that its customer mix and its ability to adjust the types of apparel it manufactures will mitigate its exposure to such trade restrictions in the future. However, there can be no assurance that additional trade restrictions will not be imposed on the exports of the Company’s products in the future. Such actions could result in increases in the cost of its products generally and may adversely affect the Company’s results of operations. The Company continues to monitor the developments described above.

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

ITEM 2. DESCRIPTION OF PROPERTY

In 2006, the Company operated a factory in the Nanjing Jiangning Economic and Technological Development Zone in Nanjing, China. The Company's factory sits on land owned by Jiangsu Ever-Glory International Group Corporation. The Company owns the building and improvements and leases the land from Jiangsu Ever-Glory pursuant to a 20 year lease. The Company has prepaid 100% of the rental payments under the lease. There are no material encumbrances on the building and improvements.

The Company made a deposit to purchase a fifty-year land use right on 112,442 square meters of land in Nanjing Jiangning Economic and Technological Development Zone. The land contains an existing facility, which includes manufacturing and office space. On April 7, 2006, the Company closed the transaction with the local government of Nanjing City. On June 24, 2006, the Company obtained the title to the land for the land use rights for 50 years. By the end of 2006, the Company completed the construction of new headquarters buildings and new factory. The Company's new production facilities occupies approximately 36,629 square meters, in which 26,629 square meters are leased to Nanjing Catch-Luck Garments Co. Ltd. The Company has been consolidating its operation into its new headquarters and manufacturing facility since January 2007. The new manufacturing facility is equipped with state-of-the art equipment. The Company's headquarters are currently located at 509 Chengxin Road, Jiangning Economic and Technological Development Zone in Nanjing, People’s Republic of China.

The new manufacturing facility will replace the old facility in the Nanjing Jiangning Economic and Technological Development Zone. The Company plans to lease its old facility to the third parties upon consolidation of all its operation into the new location. The Company believes that its new facilities will be adequate to its operation for the foreseeable future.

The Company has purchased insurance coverage for its new facilities and fixed assets.

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

             On January 4, 2007, the case was dismissed without prejudice by the Plaintiff. To date, no settlement agreement has been discussed between the Company and the Plaintiff.

             The Company is aware that ‘spam’ emails soliciting purchasers for its common stock had originated from unknown sources; the company had never participated nor would it ever participate or authorize in the distribution of ‘spam’ email to solicit purchasers for its common stock.

             The Company has solemnly declared an anti-spamming policy on its website.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 26, 2006, Registrant, through its wholly owned subsidiary, Perfect Dream Ltd, a British Virgin Islands corporation (“Perfect Dream”) entered into an Agreement for the Purchase and Sale of Stock (the "Agreement") with Ever-Glory Enterprises (HK) Ltd, a British Virgin Islands corporation (“Seller”) pursuant to which Registrant has agreed to acquire and Seller has agreed to sell all of the Seller’s interest in Nanjing Catch-Luck Garments Co, Ltd, a Chinese limited liability company (“Catch-Luck”). The Seller owns 100% of the total capital of Catch-Luck. A copy of the Purchase Agreement is included as Appendix A to the Company’s Preliminary Information Statement on Schedule 14C filed with the Securities and Exchange Commission on June 29, 2006.

             On August 31, 2006, the Registrant, Perfect Dream, Seller and Catch-Luck entered into Amendment No. 1 to the Agreement (the “Amendment”). The Amendment changed the terms of payment on the purchase consideration in the transactions contemplated by the Agreement (the “Transaction”). A copy of the Amendment No. 1 to the Purchase Agreement is included as Appendix B to the Company’s Preliminary Information Statement on Schedule 14C filed with the Securities and Exchange Commission on September 22, 2006

             A majority of the members of the Board of Directors of the Company (the “Board”) and certain of its shareholders, including Mr. Kang Yihua, a majority owner, director, CEO and President of the Company, are either shareholders, officers or directors of EGLY HK, Catch-Luck or its affiliates. Mr. Kang is the 100% shareholder and a director and officer of EGLY HK at the record date of transaction.

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

             In addition, on, on, on, Mr.Kang, who owns an aggregate of 614,338 shares of Common Stock and 6,238 shares of Series A preferred stock, which constitutes approximately 79% of the voting power, based on an aggregate of 19,971,758 shares of our common stock issued and outstanding and 7,883 shares of our Series A preferred stock issued and outstanding as of August 31, 2006, approved the Purchase Agreement, the Purchase Agreement Amendment and the Transaction on June 2, 2006 and August 31, 2006

             The transaction is expected to close in the first quarter of 2007. The Information Statement has not yet been delivered to the shareholders of the Company.

PART II

ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

EGLY common stock is quoted on the Over-the-Counter Electronic Bulletin Board under the symbol "EGLY.OB". Presented below is the high and low bid information of EGLY's common stock for the periods indicated. The source of the following information is from Merrill Lynch. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	EGLY
	COMMON
	STOCK
	HIGH	LOW

FISCAL YEAR ENDING DECEMBER 31, 2006:
First Quarter	$3.0	$0.9
Second Quarter	$1.87	$.90
Third Quarter	$1.22	$.35
Fourth Quarter	$0.73	$.28
FISCAL YEAR ENDING DECEMBER 31, 2005:
First Quarter	$.55	$.35
Second Quarter	$.82	$.27
Third Quarter	$.60	$.15
Fourth Quarter	$1.01	$.15

Outstanding Shares and Shareholders of Record

Our common shares are issued in registered form. Our transfer agent is Holladay Stock Transfer, Inc, 2939 N. 67th Place Scottsdale, AZ 85251, telephone: (480) 481-3940; fax number: (480) 481-3941. On March 8, 2007, the shareholders list of our common shares showed 26 registered shareholders and 19,971,758 common shares outstanding.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Securities Authorized For Issuance Under Equity Compensation Plan

As of the date of this annual report on Form 10-KSB, we have not adopted a stock option plan.

ITEM 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

Ever-Glory and its subsidiaries (the "Company") manufacture apparel for men, women and children for primarily middle to high-grade well-known casual wear, sportswear and outerwear brands and for a variety of companies. All of its products are exported to Japan, Europe and the United States. The Company’s customers include large retailers and well-known brands. The Company is the result of a merger of Andean Development Corporation, a corporation organized under the laws of the State of Florida ("Andean"); and Perfect Dream Limited, a corporation organized under the laws of British Virgin Islands "Perfect Dream"). Andean was formed on October 19, 1994 and engaged in the business of providing engineering and project management services and electrical and mechanical equipment for energy and private works projects. As of June 30, 2005, Andean had zero assets and liabilities of $57,000. Perfect Dream was incorporated on July 1, 2004 in the British Virgin Islands. In January of 2005, Perfect Dream acquired 100% of Goldenway Nanjing Garments Co., Ltd ("Goldenway").

Goldenway is a limited liability company, which was incorporated in the People's Republic of China (the "PRC") on December 31, 1993. Until December 2004, Goldenway was a subsidiary of Jiangsu Ever-Glory International Group Corporation (“Jiangsu Ever-Glory”). After its acquisition by Perfect Dream, Goldenway changed its status to that of a wholly foreign owned enterprise and increased its registered capital from $2,512,106 to $20,000,000. The increased registered capital will be paid-in in installments within three years of the issuance of Goldenway's updated business license. As of December 31, 2006, the Company has paid $2.63 million of its registered capital requirements. The remaining $14.86 million is due on February 1, 2008.

On December 30, 2006, the Company through its wholly owned subsidiary, Perfect Dream Ltd, a British Virgin Islands corporation, consummated the acquisition of 100% of the capital stock of Nanjing New-Tailun Garments Co, Ltd, a Chinese limited liability company (“New-Tailun”) from Ever-Glory Enterprises (HK) Ltd, a British Virgin Islands corporation. The purchase price consisted of a combination of 20,833,333 shares of EGLY’s common stock and $2,000,000 in cash. New Tailun is a 100% foreign-owned enterprise incorporated in People’s Republic of China and is engaged in the manufacturing and sale of garments. New-Tailun has a staff of over 800 people with the annual production capacity of about 2.5million pieces. New Tailun’s financial statements are included in the Company's consolidated financial statements. Management believes that the acquisition of New Tailun will enables Company to facilitate its increased production, strengthen the Company’s outsourcing bases and supplement the Company’s product lines.

In the fiscal year ended December 31, 2006, approximately 68.83 % of the Company’s revenues came from customers in the Europe, 5.79 % from customers in Japan, 17.89 % from customers in the United States and 5.31 % from customers in China. In the fiscal year ended December 31, 2006, four customers represented approximately 72 % of the Company’s sales. Management believes that the relationship with these customers is good.

The Company purchases the majority of its raw materials directly from numerous local fabric and accessories suppliers. The Company may also purchase finished goods from other contract manufacturers. One supplier represented approximately 15 % of the Company’s raw materials purchases in the fiscal year ended December 31, 2006. The Company has not experienced difficulty in obtaining raw materials essential to its business and management believes that the relationship with its suppliers is good.

In 2006, the Company operated a factory in the Nanjing Jiangning Economic and Technological Development Zone in Nanjing, China.

The Company made a deposit to purchase a fifty-year land use right on 112,442 square meters of land in Nanjing Jiangning Economic and Technological Development Zone. The land contains an existing facility of 26,629 square meters, which includes manufacturing and office space. On April 7, 2006, the Company closed the transaction with the local government of Nanjing City. On June 24, 2006, the Company obtained the title to the land for the land use rights for 50 years. By the end of 2006, the Company completed the construction of the new office buildings and the new factory. The Company has been consolidating its operation into its new headquarters and manufacturing facility since January 2007. The new manufacturing facility occupies an area of 10,000 square meters and is equipped with state-of-the art equipment.

The factory employs a staff of over 600 people with an annual production capacity of over 700,000 pieces. All of the Company’s work force is non-union, and the Company considers its relations with its employees to be satisfactory.

In 2006, all Chinese manufacturers of certain garments were subject to aggregate export quotas, or limitations, to the United States and Europe. Although certain of the Company’s apparel products fall within the categories subject to the quotas with respect to exports to the United States and Europe, the Chinese government allocated a portion of the aggregate export quota to the Company based upon the amount of product that the Company exported in the prior year. The imposition of such quotas did not have a material affect on the Company’s net sales and its net margin. See Results of Operations below. As a result of the Company’s prior export performance, it was awarded a sufficient portion of the export quotas to enable it to increase its sales to customers in Europe and the U.S. despite the reinstitution of export quotas. The Company believes that its customer mix and its ability to adjust the types of apparel it manufactures will mitigate its exposure to such trade restrictions in the future.

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

The Company markets and sells its products through a combination of international distributors and direct sales to brands and retail chain stores primarily in Europe, the United States and in Japan.

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

Selling expenses consist primarily of transportation and unloading charges and product inspection charges.

General and administrative expenses consist primarily of related expenses for executive, finance, accounting, facilities and human resources personnel, office expenses and professional fees.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The following table summarizes the Company’s results of operations. The table and the discussion below should be read in conjunction with the audited financial statements and the notes thereto appearing elsewhere in this report.

Results of Operations

Year Ended December 31,	2006		2005
	$	%	$	%
Sales	22,332,386	100.00%	10,813,961	100.00%
Gross Profit	4,088,991	18.31%	2,101,396	19.43%
Operating Expense	2,027,831	9.08%	969,663	8.97%
Income From Operations	2,061,160	9.23%	1,131,733	10.47%
Other Income (Expenses)	(255,725)	(1.15)%	73,487	0.68%
Net Income	1,493,425	6.69%	1,043,540	9.65%

Revenues, Cost of Revenues and Gross Margin
Revenues

Revenues for the year ended December 31, 2006 were $22,332,368, an increase of 106.51% from $10,813,961 for 2005. Our increase in revenues was primarily attributable to an increase in sales to customers in Europe, the US and in PRC. In 2006, sales to customers in Europe increased by $9,980,946 or 185.14%, sales to customers in the U.S. increased by approximately $2,627,360 or 192.2 % and sales to customers in PRC increased by approximately $484,535 or 69% as compared to 2005.

Cost of Sales and Gross Margin

Cost of sales for the year ended December 31, 2006 was $18,243,377, an increase of 109.39% from $8,712,565 in 2005. As a percentage of revenues, cost of sales increased to approximately 81.69% for 2006 from approximately 80.57 % for 2005. Consequently, gross margin as a percentage of revenues decreased to approximately 18.31% for 2006 from approximately 19.43 % for 2005. Of the 1.12% decrease in gross margins, approximately 0.83% is attributable to an increase in the material purchasing price and approximately 0.26 % was attributable to increases in labor costs, which could not entirely be passed on to the Company’s customers.

Export Quota Charges

Export quota charges in 2006 was $153,997 compared with Nil in 2005. The charges were mainly attributable to the bidding expenses for export quotas of certain categories of apparel products paid to the Chinese government.

Selling, and General and Administrative Expenses

Selling expenses in 2006 increased by 429.72% from $85,108 in 2005 to $450,832 in 2006. The increase in selling expenses was mainly attributable to an increase in transportation and logistic costs.

General and Administrative expenses in 2006 increased by 48.64 % to $888,447 from $597,727 in 2005. The increase of general and administrative expenses was mainly attributable to the increase of the expenses related to the investor relations activities.

Salaries and Allowances

Salaries and Allowances of the management in 2006 increased by 122.65% from $213,825 in 2005 to $476,071. The increase was mainly due to the increase in salaries for our management. We believe that such increase was necessary for us to support our business expansion and to implement our strategic plan of future growth.

Interest Expenses

Interest expense was $285,876 in 2006 compared to $74,284 in 2005. The primary reasons for the increase in interest expense were increase in our short term bank loans associated with our construction. In August, 2006, we entered into credit agreements with Nanjing City Commercial Bank to borrow an aggregate principal amount of up to $6.41 million that mature within twenty-four (24) months.  As  of December 31, 2006, our loan balance was $4,482,180 compared to $611,247 in 2005. This  loan bears interest at monthly rates at 0.4875%

In addition, as of December 31, 2006, the Company has borrowed $4,859,656 from a related party primarily to fund the increase registered capital of Goldenway. Interest paid to this related party totaled $235,859 as of December 31, 2006. The Company did not enter any written agreement with this related party.

Income Tax Expenses

Income tax expenses in 2006 were $312,010, an increase of $150,330 from $ 161,680 in 2005. The increase was primarily due to the increase of our operating income.

Net Income

Net Income in 2006 was $1,493,425, an increase of $ 449,885 or 43.11% from $1,043,540. The increase was mainly attributable to the increase of our net sales.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, the Company had cash and cash equivalents of $660,096, other current assets of $9,573,443 and current liabilities of $12,978,980. To date, the Company has financed its operations primarily from operations and cash flow from operations is expected to continue to be the Company's primary source of funds to finance its short-term cash needs.

Net cash used in operating activities for 2006 was $1,333,799, compared with net cash provided by operating activities of $3,209,669 in 2005. The Company’s primary source of operating cash flow was net income of $1,493,425. The decrease in our net cash was attributable to the increase of our accounts receivable of $3,284,045 as the result of the increase of net sales, as compared to the year of 2005.

Net cash used in investing activities was approximately $8,448,971 in 2006, compared with $2,519,904 in 2005. The increase was primarily attributable to construction costs of approximately $5,953,033 associated with our new office building and factory, and the purchase of new manufacturing equipment of approximately $2,535,218.

Net cash provided by financing activities was $8,730,589 in 2006, compared with $611,247 in 2005. On August 23, 2005, we entered into a short-term loan agreement with a bank pursuant to which we borrowed approximately $610,000 at an interest rate of 6.138% per annum for the purchase of raw materials. The loan matured and was paid off on August 23, 2006. The funds were used for the purchase of raw materials. The borrowings were guaranteed by Jiangsu Ever-Glory International Group Corporation, a related company.

On August 15, 2006, the Company, through Goldenway entered into a credit agreement with Nanjing City Commercial Bank to borrow an aggregate principal amount of up to $6.41 million that matures within 24 months. The loan is secured by our new facilities and is used to fund the construction costs as well as our daily operation. As of December 31, 2006, we have borrowed $4,482,180 with the interest rate of 0.4875% per month. The borrowings can be extended upon maturities on demands within the 24 months. We plan to repay the loans with the cash flows from our operation. In the event we do not have available cash flows from our operation to repay these loans, we will consolidate and refinance the loans upon maturities.

In addition, as of December 31, 2006, the Company has borrowed $4,859,656 from a related party primarily to fund the increased registered capital of Goldenway. Interest paid to this related party totaled $235,859 as of December 31, 2006.

Capital Commitments

The Company has a continuing program for the purpose of improving its manufacturing facilities. The Company anticipates that cash flows from operations and borrowings from banks will be used to pay for these capital commitments. Pursuant to the Articles of Association of Goldenway, registered capital of approximately $17.5 million must be paid into Goldenway by February 1, 2008. The increased registered capital will be paid-in in installments within three years of the issuance of Goldenway's updated business license. As of December 31, 2006, the Company has paid $2.6 million of its registered capital requirements. The remaining $14.9 million is due on February 1, 2008.

Upon closing of "Catch-Luck" transaction, the company will pay Ever-Glory Hong Kong an amount of $600,000 representing cash consideration.

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

The Company believes its cash flow from operations together with its cash and cash equivalents currently on hand will be sufficient to meet its working capital, capital expenditure and other commitments through December 2006. For its long-term cash needs, the Company is currently considering a number of different financing opportunities including debt and equity financing. Adequate funds may not be available on terms acceptable to it. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, the Company will develop or enhance its products or services and expand its business funded by its own operation cash flows.

As of December 31, 2006 the Company had outstanding borrowings under a credit facility with a bank of approximately $ 4,482,180. As of December 31, 2006, the Company did not have any standby letters of credit or standby repurchase obligations.

Foreign Currency Translation Risk.

The Company's major operations are in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the

Chinese Renminbi. Sales of the Company's products are in dollars. During 2003 and 2004 the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. In 2006, the RMB kept on appreciating to the dollar. By the end of 2006, the market foreign exchanges rate was increased to 7.8087 RMB to one dollar. As a result, the ongoing appreciation of RMB to dollar negatively impacted our gross margins for the year ended December 31, 2006. We are always negotiating order price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future and pass some increase of the cost to our customers.

In addition, the financial statements of Goldenway (whose functional currency is the RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity. The foreign currency translation gain for the years ended December 31, 2006 and 2005 were $ 532,746 and $5,621, respectively.

CRITICAL ACCOUNTING POLICIES

We have identified critical accounting policies that, as a result of judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operation involved could result in material changes to our financial position or results of operations under different conditions or using different assumptions. The most critical accounting policies and estimates are:

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2006 and 2005 include the allowance for the useful life of property and equipment.

Inventories, consisting of raw materials and finished goods related to the Company's products are stated at the lower of cost or market utilizing the specific identification method.

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

Details regarding our use of these policies and the related estimates are described in the accompanying financial statements as of December 31, 2006 and for the years ended December 31, 2006 and 2005. During the year ended December 31, 2006, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and

Hedging Activities" (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment to FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. We do not expect the adoption of SFAS 156 to have a material impact on our results of operations or financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

In September 2006, FASB issued Statement 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

In September 2006, FASB issued Statement 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amend FASB Statements No. 87, 88, 106 and 132(R). This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its financial statements and to recognize changes in that funded status in the year in which the changes occur. The effective date for the Company would be for any full fiscal years ending after December 15, 2006. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

ITEM 7. FINANCIAL STATEMENTS.

The information required pursuant to this item is incorporated herein by reference to the financial statements beginning on page F-1.

ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been no change of accountants nor any disagreement with accountants on any matter of accounting principles or practices or financial statement disclosure or auditing scope or procedure required to be reported under this Item.

ITEM 8A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this annual report, being December 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer along with our company's Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer along with our company's Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.”

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

On August 15, 2006, the Company, through Goldenway entered into a credit agreement with Nanjing City Commercial Bank to borrow an aggregate principal amount of up to $6.41 million that matures within 24 months. The loan was secured by our new facilities and was used to fund the construction costs as well as our daily operation. As of December 31, 2006, we have borrowed $4,482,180 with the interest rate of 0.4875% per month. The borrowings can be extended upon maturities on demands within the 24 months. We plan to repay the loans with the cash flows from our operation. In the event we do not have available cash flows from our operation to repay these loans, we will consolidate and refinance the loans upon maturities.

PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table includes the names, positions held, and ages of our current executive officers and directors:

Name	Age	Position	Held Position Since

Kang Yi Hua	44	Chief Executive Officer, President, and	1993
		Director
Sun Jia Jun	34	Chief Operating Officer	2000
		and Director
Guo Yan	30	Chief Financial Officer	2005

Yan Xiao Dong	44	Director	1994

Wei Ru Qin	53	Director	2000

Li Ning	44	Director	2000

Jin Qiu	33	Secretary	2005

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

Section 16(a) Of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company’s equity securities (“Reporting Persons”), to file reports with the Securities and Exchange Commission. On September 15, 2006, Messers Kang, Yan, Wei, Sun and Li each has filed a Form 5 to report the exchange of their shares of common stock for shares of preferred stock, which exchange was effected on October 27, 2005. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2006 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with.

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

ITEM 10.      EXECUTIVE COMPENSATION.

The following table sets forth the aggregate compensation, for each of the last three years, awarded to, earned by or paid to:

(a)	our chief executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the most recently completed fiscal year and whose total salary and bonus exceeds $100,000 per year; or

(c)	any additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our company at the end of the most recently completed fiscal year (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation
								All
					Restrict			Other
	Fiscal Year				ed		Options/ Compen
	Ended				Stock			-
	December			Other Annual	Awards		SARS sation
Name and Principal Position	31	Salary ($)	Bonus ($)	Compensation ($)	($)		(#)	($)

Kang Yi Hua	2006	$12,675
President, CEO and Chairman	2005	$2,765

Sun Jiajun	2006	$8,631	-	-		-	-
Director, Chief Operating	2005	$1,950	-
Officer

Guo Yan	2006	$2,461	-	-		-	-
Chief Financial Officer	2005	$537.5	-	-		-	-

Jin Qiu	2006	$0	-	-		-	-
Secretary	2005	$0	-	-		-	-

The above executives do not receive Stock Awards, Option Awards, Non-Equity Incentive Plan Compensation,  Nonqualified Deferred Compensation Earnings or Other Compensation.

(1) All compensation is paid in RMB. The amounts in the foregoing table have been converted to U.S. dollars at the conversion rate of 7.8078 RMB to the dollar.

No deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the years ended December 31, 2006, 2005 or 2004.

No employee, director, or executive officer has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Compensation of Directors

The non-employee directors received compensation in cash in connection with their service on the Board of Directors during the years ended December 31, 2006 and 2005.  Yang Xiao Dong received $5,262 and $1,162 during 2006 and 2005, respectively.  Li Ning received $4,862 and $1,125 during 2006 and 2005, respectively.  Wei Ruquin received $4,275 and $1,200 during 2006 and 2005, respectively.  The only compensation received by Mr. Kang Yi Hua and Sung Jiajun is shown in the Summary Compensation Table.

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

The following table sets forth the beneficial ownership of the Company’s Common Stock as of December 31, 2006 by each person known to the Company to own more than five percent (5%) of the Company’s Common Stock and by each of the Company’s current directors, and by all directors and officers of the Company as a group. The table has been prepared based on information provided to the Company by each shareholder.

			Amount
			and Nature
			of
	Amount and		Beneficial
	Nature		Ownership
	of Beneficial	Percent	of Series	Percent
	Ownership of	of Class	A Preferre	of Class
Name and Address of Beneficial Owner	Common Stock(1)		d Stock(1)

Executive Officers and Directors(2)
Kang, Yi Hua	614,338	3.1%	6,238	79.1%
Yan, Xiao Dong	-		499	6.3%
Wei, Ru Qin	-		115	1.5%
Sun, Jia Jun	-		230	2.9%
Li, Ning	-		384	4.9%
Guo, Yan	-		-	-
All Executive Officers and Directors as
a Group (six persons)	614,338	3.1%	7,466	94.7%

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

Equity Compensation Plan Information

The company has not adopted any equity compensation plan as of December 31, 2006.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of December 31, 2006, Mr. Kang Yi Hua, the Company’ President and Chief Executive Officer is the Chief Executive Officer and majority shareholder of Jiangsu Ever-Glory International Group Corporation, which is the majority shareholder of Chuzhou Ever-Glory Enterprises Ltd.

During 2006, the Company sub-contracted approximately $2.7 million of manufacturing to these companies. The Company provided raw materials to the sub-contractors who charged the Company a fixed labor charge for the sub-contracting work. As of December 31, 2006, the Company owed these related companies $1,408,504 pursuant to these sub-contracting arrangements.

In addition, during 2006, these related companies purchased finished goods and sub-contract manufacturing services from the Company totaling $86,672 As of December 31, 2006, accounts receivable from these related companies for finished goods and sub-contracting services was $48,812.

During 2006, the Company borrowed $4,38,526 from a related company. Interest charged for these borrowings was 6% per annum on the amounts due. Total interest charged for the fiscal year ended December 31, 2006 was $235,859.

During 2006, the Company received rental income of $18,811 for the lease of factory space to a related company.

During 2006, a related company which provides treasury services to the Company by negotiating all of the Company’s letters of credit and receiving proceeds thereon and paying creditors for inventory purchases made by the Company. As of December 31, 2006, Company is owed $2,467,955 from a related company.

On June 26, 2006, the Company entered into an Agreement for the purchase and sale of stock (the “Agreement”) with Ever-Glory Hong Kong and Nanjing Catch-Luck Garments Co, Limited (“Catch-Luck”) for the sale of all of Ever-Glory Hong Kong’s ownership interest in Catch-Luck to the Company (the “Catch-Luck transaction”). Pursuant to the terms of the Agreement, the Company will pay to Ever-Glory Hong Kong an amount of $600,000 in cash and common stock of EGLY equivalent to $9,400,000 on the date of the transfer within 90 days of the closing of the Catch-Luck transaction.

On August 31, 2006, the Company entered into an amendment to the Agreement (“the Amendment”) whereupon the terms of payment on the purchase consideration was amended as follows:

1.	The Company will pay to Ever-Glory Hong Kong an amount of $600,000 in cash and common stock of EGLY equivalent to $3,400,000 on the date of the transfer within 90 days of the closing of the Catch-Luck transaction. The number of shares of common stock to be issued to the Ever-Glory Hong Kong in satisfaction of the Stock Purchase Price shall be calculated based on the preceding 30-average high and low price for the Company’s common stock as quoted on the Over-the-Counter Bulletin Board as of the date of the closing;

2.	At the end of the first full fiscal year ending December 31, 2006 in which Catch-Luck generates gross revenues of at least $19,000,000 and net profit of at least $1,500,000, the Company will issue to Ever-Glory Hong Kong that number of shares of EGLY’s common stock having an aggregate fair market value of $3,000,000; and

3.	At the end of the second full fiscal year ending December 31, 2007 in which Catch-Luck generates gross revenues of at least $19,000,000 and net profit of at least $1,500,000, the Company will issue to Ever-Glory Hong Kong that number of shares of EGLY’s common stock having an aggregate fair market value of $3,000,000.

          As of December 31, 2006, the Catch-Luck transaction has not closed.

On November 9, 2006, the Company entered into a purchase agreement with a related company whereby the related company sold all of its shares in New-Tailun to the Company. Pursuant to the terms of the purchases agreement, the Company will pay to a related company an amount of $2,000,000 in cash and common stock of EGLY equivalent to $10,000,000 on the date of the transfer within 90 days of the closing of the New-Tailun transaction. As of December 31, 2006, the Company owed $2,000,000 and 20,833,333 shares of the EGLY’s restricted common stock to a related company for consideration of the New-Tailun transaction.

ITEM 13. EXHIBITS.

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization as amended, dated as of July 29, 2005, by and among Andean, Perfect Dream and Perfect Dream Stockholders (incorporated by reference to Exhibit 2.1 of the Company’s Report on Form 8-K, filed August 24, 2005).

2.2	Agreement for the Purcahse and Sale of Stock of Nanjing Catch-Luck Garments Co. Ltd. dated (incorporated by reference to Exhibit 2.1 of the Company's Report on Form 8-K, filed June 29, 2006).

2.3	Amendment No. 1 To Agreement for the Purchase and Sale of Stock of Nanjing Catch-Luck Garments Co. Ltd. dated (incorporated by reference to Exhibit 2.2 of the Company’s Report on Form 8-K, filed September 1, 2006).

2.4	Agreement for the Purchase and Sale of Stock of Nanjing New Tailun Garments Co., Ltd. dated November 9, 2006 (incorporated by reference to Exhibit 2.1 of the Company’s Report on Form 8-K filed November 13, 2006)

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s 2005 annual report on Form 10-KSB dated March 29, 2006)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 2.1 of the Company’s Report on Form 8-K dated March 26, 2001).

4.1	Articles of Association of Perfect Dream (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, filed August 24, 2005).

4.2	Articles of Association of Goldenway (incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K, filed August 24, 2005).

10.1	Equity Interest Transfer Agreement between Perfect Dream and Ever-Glory Enterprises (H.K.) Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed August 24, 2005).

10.2	Equity Interest Transfer Agreement between Perfect Dream and Jiangsu Ever-Glory International Group Corporation (incorporated by reference to Exhibit 2.1 of the Company’s Report on Form 8-K, filed August 24, 2005).

10.3	Summary of Loan Agreement between Goldenway Nanjing Garments Co. Ltd and Nanjing City Commercial Bank

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 of the Company’s Report on Form 8-K/A, filed January 20, 2006).

23.1	Consent of Jimmy C.H. Cheung & Co. Certified Public Accountants dated February 12, 2007

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Jimmy C.H. Cheung & Co, Certified Public Accountants, is Ever-Glory's independent auditors. In November 2005, Jimmy C.H. Cheung & Co., Certified Public Accountants was appointed as the Company’s auditors to audit the Company’s financial statements for the years ended December 31, 2006 and 2005 and to review the Company’s financial statements for the three, six or nine months ended March 31, 2006, June 30, 2006, September 30, 2006 and September 30, 2005. Jimmy C.H. Cheung & Co., Certified Public Accountants has performed the following services and has been paid the following fees:

Audit Fees
Jimmy C.H. Cheung & Co., Certified Public Accountants was paid aggregate fees of approximately $117,000 for professional services rendered for the audit of Ever-Glory's annual financial statements for the year ended December 31, 2006 and for the review of Ever-Glory’s report on Form 10-QSB for the three, six or nine months ended March 31, 2006, June 30, 2006 and September 30, 2006 and approximately $120,000 for professional services rendered for the audit of Ever-Glory's annual financial statements for the years ended December 31, 2005 and 2004 and for the review of Ever-Glory’s report on Form 10-QSB for the three and nine months ended September 30, 2005.

Audit-Related Fees
Jimmy C.H. Cheung & Co., Certified Public Accountants was not paid any additional fees for the fiscal years ended December 31, 2006 and December 31, 2005 for assurance and related services reasonably related to the performance of the audit or review of Ever-Glory's financial statements.

Tax Fees
Jimmy C.H. Cheung & Co., Certified Public Accountants was not paid any aggregate fees for the fiscal years ended December 31, 2006 and December 31, 2005 for professional services rendered for tax compliance, tax advice and tax planning.

Other Fees
Jimmy C.H. Cheung & Co., Certified Public Accountants was paid no other fees for professional services during the fiscal years ended December 31, 2006 and December 31, 2005. The Company does not have an audit committee. Prior to engaging Jimmy C.H. Cheung & Co., Certified Public Accountants for the purpose of rendering audit services, the engagement was approved by the Company’s Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ever-Glory International Group, Inc. has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

EVER-GLORY INTERNATIONAL GROUP, INC.

March 16, 2007	By:	/s/ Kang Yi Hua
Kang Yi Hua
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Kang Yi Hua	Chief Executive Officer and Director	March 16, 2007
Kang Yi Hua	(Principal Executive Officer)

/s/ Sun Jia Jun	Chief Operating Officer and Director	March 16, 2007
Sun Jia Jun

/s/ Guo Yan	Chief Financial Officer and Treasurer	March 16, 2007
Guo Yan	(Principal Accounting and Financial Officer)

/s/ Yan Xiao Dong	Director	March 16, 2007
Yan Xiao Dong

/s/ Li Ning	Director	March 16, 2007
Li Ning

/s/ Wei Ru Qin	Director	March 16 , 2007
Wei Ru Qin

Financial Statements
Index To Consolidated Financial States

Pages F

Jimmy C.H. Cheung & Co	Registered with the Public Company Accounting Oversight Board
Certified Public Accountants (A member of Kreston International)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Ever-Glory International Group, Inc.

We have audited the accompanying consolidated balance sheets of Ever-Glory International Group, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ever-Glory International Group, Inc. and subsidiaries as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

JIMMY C.H. CHEUNG & CO
Certified Public Accountants

Hong Kong

Date: February 12, 2007

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong Tel: (852) 25295500 Fax: (852) 28651067 Email: jchc@krestoninternational.com.hk Website: http://www.jimmycheungco.com

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005
CURRENT ASSETS
Cash and cash equivalents	$660,096	$1,467,245
Accounts receivable, net of allowances	6,225,936	236,289
Accounts receivable - related companies	2,516,767	-
Inventories, net	746,817	396,207
Income tax recoverable	-	59,021
Other receivables and prepaid expenses	83,923	20,955
Total Current Assets	10,233,539	2,179,717

GOODWILL, NET	10,079,156	-
LAND USE RIGHT, NET	2,521,109	-
PROPERTY AND EQUIPMENT, NET	12,158,912	5,855,562
TOTAL ASSETS	$34,992,716	$8,035,279

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$897,609	$84,300
Accounts payable - related companies	1,408,504	486,475
Due to related parties	2,621,130	-
Other payables and accrued liabilities	3,305,778	1,054,942
Value added tax	202,243	49,276
Income tax payable and other taxes payable	61,536	-
Notes payable	4,482,180	611,247
Total Current Liabilities	12,978,980	2,286,240

LONG-TERM LIABILITIES
Due to a related company	4,238,526	-
TOTAL LIABILITIES	17,217,506	2,286,240

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock ($.0001 par value, authorized 5,000,000 shares,
Nil shares issued and outstanding)	-	-
Series A Convertible Preferred Stock ($.0001 par value,
authorized 10,000 shares, 7,883 shares issued and
outstanding as of December 31, 2006 and 2005)	1	1
Common stock ($.0001 par value, authorized 100,000,000 shares, issued and outstanding 19,971,758 shares as of
December 31, 2006 and 2005	1,997	1,997
Common stock to be issued for acquisition (20,833,333 shares)	2,083	-
Additional paid-in capital	11,261,666	1,263,749
Retained earnings
Unappropriated	3,713,144	2,437,823
Appropriated	2,230,145	2,012,041
Accumulated other comprehensive income	566,174	33,428
Total Stockholders' Equity	17,775,210	5,749,039
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,992,716	$8,035,279

The accompanying notes are an integral part of these financial statements

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
NET SALES
To related parties	$86,672	$713,580
To third parties	22,245,696	10,100,381
Total net sales	22,332,368	10,813,961

COST OF SALES
From related parties	(2,792,554)	(2,246,856)
From third parties	(15,450,823)	(6,465,709)
Total cost of sales	(18,243,377)	(8,712,565)

GROSS PROFIT	4,088,991	2,101,396

OPERATING EXPENSES
Stock issued for services	-	42,045
Export quota charges	153,997	-
Selling expenses	450,832	85,108
General and administrative expenses	888,447	597,727
Salaries and allowances	476,071	213,825
Loss on disposal of fixed assets	5,233	2,065
Depreciation and amortization	53,251	28,893
Total Operating Expenses	2,027,831	969,663
INCOME FROM OPERATIONS	2,061,160	1,131,733

OTHER INCOME (EXPENSES)
Interest income	5,520	131,610
Interest expenses	(285,876)	(74,284)
Other income from a related company	18,811	18,337
Other income	6,113	64
Other expenses	(293)	(2,240)
Total Other Income (Expenses)	(255,725)	73,487

INCOME BEFORE INCOME TAX EXPENSE	1,805,435	1,205,220

INCOME TAX EXPENSE	(312,010)	(161,680)

NET INCOME	1,493,425	1,043,540

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	532,746	5,621
COMPREHENSIVE INCOME	$2,026,171	$1,049,161
Net income per share - basic	$0.07	$0.02
Net income per share - diluted	$0.02	$0.01

Weighted average number of shares outstanding during
the year - basic	20,028,836	55,224,701

Weighted average number of shares outstanding during
the year - diluted	79,943,824	115,139,689

The accompanying notes are an integral part of these financial statements

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

			Series A Convertible			Common stock		Additional Unappropriated		Appropriated Accumulated other
Preferred Stock			Preferred Stock		Common Stock		to be issued	paid-in	retained	retained	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	for acquisition	capital	earnings	earnings	income	Total
Balance at December 31, 2004	-	-	-	-	58,317,270	5,832	-	1,217,870	1,599,034	1,807,290	27,807	4,657,833
Stock issued in reverse merger	-	-	-	-	19,971,758	1,997	-	(1,997)	-	-	-	-
Stock issued for services	-	-	-	-	1,597,718	160	-	41,885	-	-	-	42,045
Stock exchanged for series A Convertible Preferred Stock	-	-	7,883	1	(59,914,988)	(5,992)	-	5,991	-	-	-	-
Net income for the year	-	-	-	-	-	-	-	-	1,043,540	-	-	1,043,540
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	5,621	5,621
Transfer to statutory and staff welfare reserves	-	-	-	-		-	-	-	(204,751)	204,751	-	-
Balance at December 31, 2005	-	-	7,883	1	19,971,758	1,997	-	1,263,749	2,437,823	2,012,041	33,428	5,749,039
Stock to be issued for accquisition	-	-	-	-	20,833,333	-	2,083	9,997,917	-	-	-	10,000,000
Net income for the year	-	-	-	-	-	-	-	-	1,493,425	-	-	1,493,425
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	532,746	532,746
Transfer to statutory and staff welfare reserves	-	-	-	-		-	-	-	(218,104)	218,104	-	-

Balance at December 31, 2006	-	$-	7,883	$1	40,805,091	$1,997	$2,083	$11,261,666	$3,713,144	$2,230,145	$566,174	$17,775,210

The accompanying notes are an integral part of these consolidated financial statements

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,493,425	$1,043,540
Adjusted to reconcile net income to cash provided
by operating activities:
Stock issued for services	-	42,045
Depreciation and amortization - cost of sales	234,483	134,013
Depreciation and amortization	53,251	28,893
Loss on disposal of fixed assets	5,233	2,065
Changes in operating assets and liabilities
(Increase)decrease in:
Accounts receivable	(3,284,045)	(55,676)
Accounts receivable - related companies	(2,516,767)	130,784
Due from a related party	-	2,535,500
Other receivables and prepaid expenses	(50,310)	122,460
Inventories	268,018	398,205
Increase (decrease) in:
Accounts payable	477,817	(238,025)
Accounts payable - related companies	(346,507)	(1,094,394)
Other payables and accrued liabilities	2,218,307	321,341
Value add tax payables	(6,847)	(17,241)
Income tax and other tax payables	120,143	(143,841)
Net cash (used in) provided by operating activities	(1,333,799)	3,209,669

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash inflow from business combination (Note 2)	39,280	-
Purchase of land use right	(205,693)	-
Purchase of property and equipment	(8,282,558)	(2,519,904)
Net cash used in investing activities	(8,448,971)	(2,519,904)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related parties	4,859,656	-
Repayment of note payable	(611,247)	-
Proceeds from notes payable	4,482,180	611,247
Net cash provided by financing activities	8,730,589	611,247

EFFECT OF EXCHANGE RATE ON CASH	245,032	5,621

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(807,149)	1,306,633

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,467,245	160,612

CASH AND CASH EQUIVALENTS AT END OF YEAR	$660,096	$1,467,245

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
Interest expenses	$50,017	$12,594

Cash paid during the year for:
Income taxes	$357,280	$306,434

The accompanying notes are an integral part of these financial statements

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

	(A)	Organization

Ever-Glory International Group, Inc. (“EGLY”) was incorporated in Florida on October 19, 1994.

Perfect Dream Limited (“Perfect Dream”) was incorporated in the British Virgin Islands on July 1, 2004. Goldenway Nanjing Garments Company Limited (“Goldenway”), a People’s Republic of China (“PRC”) wholly foreign-owned enterprise was incorporated on December 31, 1993. Goldenway is principally engaged in the manufacturing and sale of garments.

During 2004, Perfect Dream acquired 100% of Goldenway for a cash in the amount of $1,338,404. The transaction was accounted for as a reorganization of entities under common control as the companies were beneficially owned by principally identical stockholders and shared common management.

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

On November 17, 2005, EGLY filed an Amendment to its Articles of Incorporation to change its name to Ever-Glory International Group, Inc.

On November 9, 2006, Perfect Dream entered into a purchase agreement with Ever-Glory Enterprises (HK) Limited (“Ever-Glory Hong Kong”) whereby Ever-Glory Hong Kong sold 100% interest of Nanjing New-Tailun Garments Company Limited (“New Tailun”) to Perfect Dream (the “New-Tailun transaction”). Pursuant to the terms of the purchases agreement, Perfect Dream will pay to Ever-Glory Hong Kong an amount of $2,000,000 in cash and issue 20,833,333 shares of the EGLY’s restricted common stock having a value of $10,000,000, such value of shares were based on the preceding 30-day average of high bid and the low ask price for the EGLY’s common stock on the date of the transfer within 90 days of the closing of the New-Tailun transaction. The New-Tailun transaction closed on December 30, 2006.

New-Tailun is a wholly foreign-owned enterprise incorporated in PRC on March 27, 2006 with its principal place of business in Nanjing, PRC and is principally engaged in the manufacturing and sale of garments.

EGLY, Perfect Dream, Goldenway and New Tailun are hereinafter referred to as (“the Company”).

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

	(B)	Use of estimates

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

The accompanying 2006 and 2005 consolidated financial statements include the accounts of EGLY and its 100% owned subsidiaries Perfect Dream, Goldenway and New-Tailun.

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

As of December 31, 2006 and 2005, the Company considers all its accounts receivable to be collectable and no provision for doubtful accounts has been made in the financial statements.

	(F)	Inventories

Inventories are stated at lower of cost or market value, cost being determined on a specific identification method. The Company provided inventory allowances based on excess and obsolete inventories determined principally by customer demand.

	(G)	Long-lived assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value.

	(H)	Property and equipment

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

Depreciation is provided on a straight-line basis, less an estimated residual value over the assets’ estimated useful lives. The estimated useful lives are as follows:

		Factory buildings	15-20 Years
		Leasehold improvements	10 Years
		Plant and machinery	10Years
		Furniture and fixtures	5 Years
		Office equipment	5 Years
		Motor vehicles	5 Years

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

	(I)	Fair value of financial instruments

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

	(J)	Revenue and cost recognition

The Company recognizes revenue upon delivery for local sales and upon shipment of the products for export sales, at which time title passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed and determinable; and collectability is deemed probable.

Local transportation and unloading charges and product inspection charges are included in selling expenses.

Cost of goods sold includes the appropriate materials purchasing, receiving and inspection costs, inbound freight where applicable, direct labor cost and manufacturing overheads consistent with the revenue earned.

	(K)	Income taxes

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

PRC income tax is computed according to the relevant laws and regulations in the PRC. The Company is also entitled to a reduction of 50% of any income tax rate for achieving export sales in excess of 70% of its total sales since 2005.

	(L)	Foreign currency transactions

EGLY, Perfect Dream, Goldenway and New-Tailun maintain their accounting records in their functional currencies of US$, US$, RMB and RMB respectively.

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

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

	(M)	Foreign currency translation

The financial statements of Goldenway and New-Tailun (whose functional currency is the RMB) are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity. Translation gain for the years ended December 31, 2006 and 2005 were $532,746 and $5,621 respectively.

	(N)	Comprehensive income

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to United States Dollars is reported as other comprehensive income in the statements of operations and stockholders’ equity. Comprehensive income for the years ended December 31, 2006 and 2005 were $532,746 and $5,621 respectively.

	(O)	Income per share

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

(P) Segments

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

	(Q)	Recent accounting pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the cont ractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment to FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. We do not expect the adoption of SFAS 156 to have a material impact on our results of operations or financial condition.

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

	(Q)	Recent accounting pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

In September 2006, FASB issued Statement 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

In September 2006, FASB issued Statement 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amend FASB Statements No. 87, 88, 106 and 132(R). This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its financial statements and to recognize changes in that funded status in the year in which the changes occur. The effective date for the Company would be for any full fiscal years ending after December 15, 2006. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

2.	BUSINESS COMBINATION

On December 30, 2006, Perfect Dream acquired 100% ownership interest of New Tailun, a PRC company engaged in the manufacturing and sale of garments. Pursuant to the terms of the purchases agreement, Perfect Dream will pay to Ever-Glory Hong Kong, stockholders of New-Tailun, an amount of $2,000,000 in cash and the issue of 20,833,333 shares of the EGLY’s restricted common stock having a value of $10,000,000, such value of shares were based on the preceding 30-day average of high bid and the low ask price for the EGLY’s common stock on the date of the transfer within 90 days of the closing of the New-Tailun transaction.

The preliminary allocation of the net assets acquired is as follows:
Cash and cash equivalents	$39,280
Accounts receivable	2,705,602
Inventories	618,628
Other receivables and prepaid expenses	12,658
Total current assets	3,376,168
Property and equipment, net	341,461
Total assets	3,717,629
Less: Accounts payable	(1,604,028)
Other payables and accrued expenses	(32,529)
Value added tax and other tax payables	(160,228)
Net assets acquired	1,920,844
Consideration for acquisition	12,000,000
Goodwill	$10,079,156

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

2.	BUSINESS COMBINATION (CONTINUED)

Analysis of the net inflow of cash and cash equivalents in respect of the business combination is as follows:

Cash and cash equivalents acquired	$39,280
Net cash inflow	$39,280

The acquisition of New-Tailun was accounted for as a purchase under SFAS No. 141, Business Combinations. Accordingly, the operating results of New-Tailun have been included in the consolidated statements of operation and comprehensive income after the effective date. The following table reflects the unaudited pro forma combined results of operations for the year ended December 31, 2006, assuming the acquisition had occurred at the beginning of 2006.

Revenues	$32,001,324

Net income	$2,471,255

Net income per share
- basic	$0.06
- diluted	$0.02

3.	ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2006 and 2005 consisted of the following:

	2006	2005
Accounts receivable	$6,225,936	236,289
Less: allowance for doubtful accounts	-	-
Accounts receivable, net of allowance	$6,225,936	$236,289

As of December 31, 2006 and 2005, the Company considered all accounts receivable collectable and has not recorded a provision for doubtful accounts.

4.	INVENTORIES

Inventories at December 31, 2006 and 2005 consisted of the following:

	2006	2005

Raw materials	$194,728	$90,828
Work-in-progress	414,564	305,379
Finished goods	137,525	-
	746,817	396,207
Less: provision of obsolescence	-	-
Inventories, net	$746,817	$396,207

For the years ended December 31, 2006 and 2005, no provision for obsolete inventories was recorded by the Company.

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

5.	GOODWILL

Goodwill at December 31, 2006 and 2005 consisted of the following:

	2006	2005

Goodwill acquired during the year	$10,079,156	$-
Impairments	-	-
Goodwill, net	$10,079,156	$-

The goodwill acquired during the year ended December 31, 2006, relates to acquisition of New-Tailun. In accordance with SFAS No. 142 “Goodwill and other intangible assets”, goodwill is not amortized but is tested for impairment. The Company performed an assessment on goodwill arising from New-Tailun acquisition and concluded there was no impairment as to the carrying value of the goodwill in 2006.

6.	LAND USE RIGHTS

Land use rights at December 31, 2006 and 2005 consisted of the following:

	2006	2005

Land use rights	$2,550,869	$-
Less: accumulated amortization	29,760	-
Land use rights, net	$2,521,109	$-

Amortization expenses for the year ended December 31, 2006 was $29,143.

7.	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31:

	2006	2005

Factory buildings	$3,695,637	$637,689
Plant and machinery	1,931,710	1,356,135
Office equipment	161,955	82,618
Motor vehicles	134,898	115,269
Furniture and fixtures	226	213
Leasehold improvements	110,291	104,164
Construction in progress	7,392,010	4,496,925
	13,426,727	6,793,013
Less: accumulated depreciation	1,267,815	937,451
Property and equipment, net	$12,158,912	$5,855,562

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

Depreciation expenses for the years ended December 31, 2006 and 2005 were $258,591 and $162,906, respectively. During 2006 and 2005 the Company recognized a loss on disposal of property and equipment of $5,233 and $2,065 respectively.

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

8.	DUE TO RELATED PARTIES

Due to related parties at December 31, 2006 and 2005 consist of the following:

	2006	2005

Due to a company owned by a stockholder	$613,542	$-
Due to a stockholder	7,588	-
Due to a stockholder and director for acquisition (Note 2)	2,000,000	-
	$2,621,130	$-

9.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2006 and 2005 consist of the following:

	2006	2005

Other payables	$41,515	$87,110
Accrued interest expenses	-	61,690
Accrued professional fees	148,115	151,699
Accrued building construction costs	2,927,498	-
Accrued wages	-	156,723
Welfare payable	188,650	597,720
	$3,305,778	$1,054,942

10.	NOTES PAYABLE

Balance at December 31, 2006 and 2005:

	2006	2005

Note payable to a bank, interest rate of 0.5115% per month,	$-	$611,247
guaranteed by a related company, due August 23, 2006
Note payable to a bank, interest rate of 0.4875% per month,	1,920,936
collateralized by buildings of the Company, due April 18, 2007
Note payable to a bank, interest rate of 0.4875% per month,	640,311
collateralized by buildings of the Company, due May 20, 2007
Note payable to a bank, interest rate of 0.4875% per month,	640,311
collateralized by buildings of the Company, due June 20, 2007
Note payable to a bank, interest rate of 0.4875% per month,	640,311
collateralized by buildings of the Company, due June 14, 2007
Note payable to a bank, interest rate of 0.4875% per month,	640,311
collateralized by buildings of the Company, due June 26, 2007
	4,482,180	611,247
Less: current maturities	(4,482,180)	(611,247)
	$-	$-

Maturities are as follows:
For the year ending December 31,
2007	$4,482,180

Interest paid in 2006 and 2005 was $50,017 and $12,506 respectively.

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

11.	INCOME TAX

	a	EGLY was incorporated in the United States and has incurred net operating losses for income tax purposes for 2006 and 2005.

Perfect Dream was incorporated in the British Virgin Islands and under the current laws of the British Virgin Islands, is not subject to tax on income or on capital.

Goldenway was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate has been 24%. In 2005, Goldenway is entitled to a refund of 50% of any income taxes paid for achieving export sales in excess of 70% of the total sales in a calendar year. In 2006, Goldenway was subject to an applicable tax rate of 12%.

The income tax expenses for 2006 and 2005 are summarized as follows:

PRC Income Tax	2006	2005

Current	$312,010	$323,360
Less: Amount to be refunded	-	161,680
	$312,010	$161,680

b	The Company’s deferred tax assets at December 31, 2006 and 2005 consists of net operating loss carry forwards calculated using statutory effective tax rates. Due to its history of losses, the Company determined that realization of its net deferred tax asset is currently judged to be unlikely rather than not. Consequently, the Company has provided a valuation allowance covering 100% of its net deferred tax assets.

As at December 31, 2006, the Company had net operating loss carry forwards of approximately $63,744 for U.S. income tax purposes available for offset against future taxable U.S. income, which expire in 2025. The net change in the valuation allowance for 2006 was $26,772.

c	The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the years ended December 31, 2006 and 2005 is as follows:

	2006	2005
EGLY
Income tax computed at the federal statutory rate	34%	34%
State income taxes, net of federal tax benefit	8%	8%
Valuation allowance	(42%)	(42%)

Total deferred tax asset	0%	0%

12.	NET INCOME PER SHARE

The following is net income per share information at December 31:

	2006	2005

Net income	$1,493,425	$1,043,540

Basic weighted-average common stock outstanding	20,028,836	55,224,701
Effect of dilutive securities
Series A Convertible Perferred Stock	59,914,988	59,914,988
Diluted weighted-average common stock outstanding	79,943,824	115,139,689

Net income per share - basic	$0.07	$0.02

Net income per share - diluted	$0.02	$0.01

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

13.	STOCKHOLDERS’ EQUITY

Appropriated retained earnings

The Company’s PRC subsidiaries are required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the statutory public welfare fund are at 10% of the after tax net income determined in accordance with PRC GAAP. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. Effective January 1, 2006, the Company is only required to contribute to one statutory reserve fund at 10% of net income after tax per annum, such contributions not to exceed 50% of the respective companies’ registered capital.

During 2006 and 2005, the Company appropriated $218,104 and $204,751, respectively, to the statutory surplus reserve and statutory public welfare funds based on its net income under PRC GAAP.

14.	RELATED PARTY TRANSACTIONS

During 2006 and 2005, the Company sub-contracted certain manufacturing work valued at $2,771,322 and $2,246,856 respectively to six related companies which are controlled by a shareholder and director of the Company. The Company provided raw materials to the sub-contractors who charged the Company a fixed labor charge for the sub-contracting work.

During 2006, the Company purchased raw materials valued at $21,232 from a related company which is controlled by a shareholder and director of the Company.

As of December 31, 2006 and 2005 the Company owed $1,408,504 and $486,475, respectively to seven related companies which are controlled by a shareholder and director of the Company for sub-contracting work done and inventory purchases made.

During 2006 and 2005, the Company sold products and provided sub-contracting services totaling $86,672 and $713,580 respectively to four related companies which are controlled by a shareholder and director of the Company. As of December 31, 2006 and 2005 accounts receivable from related companies amounted to $48,812 and $ Nil respectively for products sold and sub-contracting services provided.

A related company which is controlled by a shareholder and director of the Company provides treasury services to the Company by negotiating all of the Company’s letters of credit and receiving proceeds thereon and paying creditors for inventory purchases made by the Company. As of December 31, 2006 and 2005, Company is owed $2,467,955 and $Nil, respectively from a related company.

During 2006 and 2005, the Company received rental income of $18,811 and 18,337 respectively for the lease of factory space to a related company which is controlled by a shareholder and director of the Company.

As of December 31, 2006 and 2005 the Company owed $4,238,526 and $Nil, respectively to a related company which is controlled by a shareholder and director of the Company for advances made. Interest is charged at 6% per annum on the amounts due. The amounts are due on July 26, 2010, August 19, 2010, August 25, 2010, August 26, 2010, September 28, 2010, October 13, 2010, December 9, 2010, December 10, 2010, December 12, 2010 and April 21, 2011. The Company paid interest of $235,859 and $61,690 respectively to the related company.

On June 26, 2006, the Company entered into an Agreement for the purchase and sale of stock (the “Agreement”) with Ever-Glory Hong Kong and Nanjing Catch-Luck Garments Co, Limited (“Catch-Luck”) for the sale of all of Ever-Glory Hong Kong’s ownership interest in Catch-Luck to the Company (the “Catch-Luck transaction”). Pursuant to the terms of the Agreement, the Company will pay to Ever-Glory Hong Kong an amount of $600,000 in cash and common stock of EGLY equivalent to $9,400,000 on the date of the transfer within 90 days of the closing of the Catch-Luck transaction.

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

14	RELATED PARTY TRANSACTIONS (CONTINUED)

On August 31, 2006, the Company entered into an amendment to the Agreement (“the Amendment”) whereupon the terms of payment on the purchase consideration was amended as follows:

	4 .	The Company will pay to Ever-Glory Hong Kong an amount of $600,000 in cash and common stock of EGLY equivalent to $3,400,000 on the date of the transfer within 90 days of the closing of the Catch-Luck transaction. The number of shares of common stock to be issued to the Ever-Glory Hong Kong in satisfaction of the Stock Purchase Price shall be calculated based on the preceding 30-average high and low price for the Company’s common stock as quoted on the Over-the-Counter Bulletin Board as of the date of the closing;

	5 .	At the end of the first full fiscal year ending December 31, 2006 in which Catch-Luck generates gross revenues of at least $19,000,000 and net profit of at least $1,500,000, the Company will issue to Ever-Glory Hong Kong that number of shares of EGLY’s common stock having an aggregate fair market value of $3,000,000; and

	6 .	At the end of the second full fiscal year ending December 31, 2007 in which Catch-Luck generates gross revenues of at least $19,000,000 and net profit of at least $1,500,000, the Company will issue to Ever-Glory Hong Kong that number of shares of EGLY’s common stock having an aggregate fair market value of $3,000,000.

As of December 31, 2006, the Catch-Luck transaction has not closed.

On November 9, 2006, the Company entered into a purchase agreement with a related company which is controlled by a shareholder and director of the Company whereby the related company sold all of its shares in New-Tailun to the Company. Pursuant to the terms of the purchases agreement, the Company will pay to a related company an amount of $2,000,000 in cash and common stock of EGLY equivalent to $10,000,000 on the date of the transfer within 90 days of the closing of the New-Tailun transaction. As of December 31, 2006, the Company owed $2,000,000 and 20,833,333 shares of the EGLY’s restricted common stock to a related company for consideration of the New-Tailun transaction.

15	COMMITMENTS

	(A)	Capital commitment

According to the Articles of Association of Goldenway, Goldenway has to fulfill registered capital requirements of $17,487,894 within three years from February 2, 2005. As of December 31, 2006, the Company has fulfilled $2,630,000 of its registered capital requirements and has a registered capital commitment of $14,857,894, which is payable by February 1, 2008.

	(B)	Operating lease commitment

The Company leases factory and office spaces from a related company under an operating lease which expires on March 31, 2008 at an annual rental of $25,081. Accordingly, for the period ended December 31, 2006, the Company recognized rental expense for these spaces in the amount of $Nil.

As of December 31, 2006, the Company has outstanding commitments of $31,352 with respect to the above non-cancelable operating lease, which are due in 2008.

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

16.	CONTINGENCIES

The Company accounts for loss contingencies in accordance with SFAS 5 “Accounting for Loss Contingencies”, and other related guidance. Set forth below is a description of certain loss contingencies as of December 31, 2006 and management’s opinion as to the likelihood of loss in respect of each loss contingency.

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

On January 4, 2007, the case was dismissed without prejudice by Mark B. Aronson.

Accordingly, no provision has been made to the above claim as of December 31, 2006.

17.	RECLASSIFICATION

Certain 2005 balances in the financial statements have been reclassified to confirm with 2006 presentation.

18.	CONCENTRATIONS AND RISKS

During 2006 and 2005, 100% of the Company’s assets were located in China.

The Company principally relied on four customers for its revenue during 2006 and on three customers for its revenue during 2005, detail of which are as follows:
	Customer A	Customer B	Customer C	Customer D
During
2006	27%	17%	17%	11%
2005	22%	19%	13%

At of December 31, 2006 and 2005, accounts receivable to those customers totaled $2,991,135 and Nil respectively.

The Company principally relied on a customer for its revenue during 2006 and on two customers for its revenue during 2005, detail of which are as follows:
	Supplier A	Supplier B
During
2006	15%
2005	12%	10%

The following is geographic information of the Company’s revenue for the year ended December 31:
	2006	2005

The People Republic of China	$1,186,747	$702,212
Europe	15,372,013	5,391,067
Japan	1,292,904	3,353,655
United States	3,994,387	1,367,027
Others	486,317	-
	$22,332,368	$10,813,961