Form 10KSB/A
period 2006-12-31
Ever-Glory International Group, Inc.
filed 2007-05-09
CIK 943184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A
 Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A (the “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed on March 16, 2007 (the “Original Filing”). The Registrant is filing the Amendment to do the following:

(i)	remove the reference to reliance on the Private Securities Litigation Reform Act of 1995 from the “Forward-Looking Statements” section on page 3;
(ii)	clarify that no financial ratios or tests are included in the Company’s credit facility referenced in “Sources of Liquidity” on page 28;
(iii)	include additional information regarding the compensation of executive officers and directors at Item 10 on pages 28 and 29;
(iv)	provide additional information about related parties in “Certain Relationships and Related Transactions” at pages 30-32;
(v)	update Note 14 to the Registrant’s Consolidated Financial Statements included in Part II Item 7 “Financial Statements” which is included beginning on page F-1; and
(vi)	include the English translation of the Loan Agreement by and between the Company and Nanjing City Commercial Bank dated August 15, 2006 as Exhibit 10.3 under Item 13 Exhibit Index of Part III.

The CEO and CFO of the Company have also reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. All other information is unchanged and this Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure in this Amendment to speak to any later date. All information contained in the Amendment and the Original Filing is subject to updating and supplementing as provided in the Registrant’s subsequent periodic reports filed with the Securities and Exchange Commission.

Forward-Looking Statements

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to growth and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “will,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to:

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

As of December 31, 2006 the Company had outstanding borrowings under a credit facility with a bank of approximately $ 4,482,180. The credit facility does not require that the Company meet or maintain any financial ratios or tests. As of December 31, 2006, the Company did not have any standby letters of credit or standby repurchase obligations.

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

ITEM 10.      EXECUTIVE COMPENSATION.

The table below sets forth information concerning compensation paid to our chief executive officer, Kang Yi Hua, during fiscal 2006. None of the Company's executive officers had annual compensation exceeded $100,000 (U.S.) in the last fiscal year. No stock, options, non-equity incentive plan compensation or deferred compensation were issued or granted to the Company’s management during 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($) (1)	Total($) (1)
Kang Yi Hua, Chairman of the Board, Chief Executive Officer and President	2006	$12,675	$12,675

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

The table below sets forth information concerning compensation paid to our directors during fiscal 2006.

DIRECTOR COMPENSATION
Name and Principal Position	Year	Salary ($) (1)		Total($) 91)
Kang yi Hua	2006	$-0-	(2)	$-0-	(2)
Sung Jiajun	2006	$-0-	(3)	$-0-	(3)
Yang Xiao Dong	2006	$5,262		$5,262
Li Ning	2006	$4,862		$4,862
Wei Ruquin	2006	$4,275		$4,275

(1)	All compensation was paid in RMB. The amounts in the foregoing table have been converted into U.S. dollars at the conversion rate of 7.8078 RMB to the dollar.
(2)	Mr. Kang was not paid additional compensation as a director; however, he received salary during 2006 of $12,675 and total compensation of $12,675 in consideration of his services as the Chief Executive Officer of the Company.
(3)	Mr. Sung was not paid additional compensation as a director; however, he received salary during 2006 of $8,631 and total compensation of $8,631 in consideration of his services as the Chief Operating Officer of the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

None of our executive officers were granted or otherwise received any option, stock or equity incentive plan awards during 2006 and there were no outstanding unexercised options previously awarded to the Company’s officers and directors, at the fiscal year end, December 31, 2006.

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

			Amount
			and Nature
			of
	Amount and		Beneficial
	Nature		Ownership
	of Beneficial	Percent	of Series	Percent
	Ownership of	of Class	A Preferred	of Class
Name and Address of Beneficial Owner	Common Stock(1)		Stock(1)

Executive Officers and Directors(2)
Kang, Yi Hua	614,338	3.1%	6,238	79.1%
Yan, Xiao Dong	-		499	6.3%
Wei, Ru Qin	-		115	1.5%
Sun, Jia Jun	-		230	2.9%
Li, Ning	-		384	4.9%
Guo, Yan	-		-	-
All Executive Officers and Directors as
a Group (six persons)	614,338	3.1%	7,466	94.7%

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

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 2006, the Company sub-contracted approximately $2.7 million of manufacturing to six companies related to the Company: (1) Nanjing Jiangning Shangfang Garments Co., Ltd.; (2) Nanjing New-Tailun Garment Co., Ltd.; (3) Kunshan Entin Fashion Co., Ltd.; (4) Nanjing Catch-Luck Garments Co., Ltd.; (5) Ever-Glory Enterprise (Chuzhou) Co., Ltd.; and (6) Nanjing Ever-Kyowa Garment Washing Co., Ltd. The Company provided raw materials to the sub-contractors who charged the Company a fixed labor charge for the sub-contracting work. As of December 31, 2006, the Company owed $1,408,504 to seven companies related to the Company: (1) Ever-glory Enterprise (Chuzhou) Co., Ltd.; (2) Nanjing Hi-Tech Knitting & Weaving Technology Development Co., Ltd.; (3) Nanjing Marukuwa Interior Co., Ltd.; (4) Nanjing Ever-Kyowa Garment Washing Co., Ltd.; (5) Jiangsu Ever-Glory International Group Corporation; (6) Kunshan Entin Fashion Co., Ltd.; and (7) Nanjing Goldenway Garments Co., Ltd. pursuant to these sub-contracting arrangements. The companies referred to in this paragraph are related to the Company as follows:

-

Jiangsu Ever-Glory International Group Corporation currently owns a controlling interest in Nanjing Jiangning Shangfang Garments Co., Ltd., Nanjing Ever-Kyowa Garment Washing Co., Ltd. and Kunshan Entin Fashion Co., Ltd. and a minority equity interest in Nanjing Marukuwa Interior Co., Ltd.. Mr. Kang, the Company’s Chief Executive Officer and the Chairman of the Board of Directors, is also the chief executive officer and majority shareholder of Jiangsu Ever-Glory International Group Corporation.

-	Nanjing New-Tailun Garment Co., Ltd., was acquired by the Company on December 30, 2006. Its balance has been eliminated in consolidation
-	Nanjing Goldenway Garments Co., Ltd., is a subsidiary of the Company. Its balance has been eliminated in consolidation.
-	The Company entered into agreements in 2006 to acquire all of the equity interests of Nanjing Catch-Luck Garments Co., Ltd., although the transaction has not yet been consummated.
-

Mr. Yan Xiao Dong, a director of the Company, owns a controlling interest in Ever-Glory Enterprise (Chuzhou) Co., Ltd. and Nanjing Hi-Tech Knitting & Weaving Technology Development  Co., Ltd. Mr. Li Ning and Mr. Kang, directors of the Company, are also directors of Nanjing Hi-Tech Knitting & Weaving Technology Development Co., Ltd.

In addition, during 2006, these related companies purchased finished goods and sub-contract manufacturing services from the Company totaling $86,672 As of December 31, 2006, accounts receivable from these related companies for finished goods and sub-contracting services was $48,812.

During 2006, the Company borrowed $4,238,526 from Bluepower Holding Ltd., the sole shareholder of which is Ms. Guo Yan, the Chief Financial Officer of the Company. Interest charged for these borrowings was 6% per annum on the amounts due. Total interest charged for the fiscal year ended December 31, 2006 was $235,859.

During 2006, the Company received rental income of $18,811 for the lease of factory space to a related company.

During 2006, Jiangsu Ever-Glory International Group Corporation provided treasury services to the Company by negotiating all of the Company’s letters of credit and receiving proceeds thereon and paying creditors for inventory purchases made by the Company. As of December 31, 2006, Company is owed $2,467,955 from this related company.

On June 26, 2006, the Company entered into an Agreement for the purchase and sale of stock (the “Agreement”) with Ever-Glory Enterprise (H.K.) Ltd. ("Ever-Glory Hong Kong")  and Nanjing Catch-Luck Garments Co, Limited (“Catch-Luck”) for the sale of all of Ever-Glory Hong Kong’s ownership interest in Catch-Luck to the Company (the “Catch-Luck transaction”). Pursuant to the terms of the Agreement, the Company will pay to Ever-Glory Hong Kong an amount of $600,000 in cash and common stock of the Company equivalent to $9,400,000 on the date of the transfer within 90 days of the closing of the Catch-Luck transaction. As of June 26, 2006, Ever-Glory Hong Kong was 100% owned by Mr. Kang, the Company's Chief Executive Officer and Chairman of the Board of Directors. On August 17, 2006, Mr. Kang sold all of his interests in Ever-Glory Hong Kong to Yan Xiao Dong, a director of the Company.

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

On November 9, 2006, the Company entered into a purchase agreement with Ever-Glory Hong Kong which is owned 100% by Yan Xiao Dong, a director the Company whereby this related company sold all of its shares in New-Tailun to the Company. Pursuant to the terms of the purchases agreement, the Company will pay to a related company an amount of $2,000,000 in cash and common stock of EGLY equivalent to $10,000,000 on the date of the transfer within 90 days of the closing of the New-Tailun transaction. As of December 31, 2006, the Company owed $2,000,000 and 20,833,333 shares of the EGLY’s restricted common stock to a related company for consideration of the New-Tailun transaction.

ITEM 13. EXHIBITS.

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization as amended, dated as of July 29, 2005, by and among Andean, Perfect Dream and Perfect Dream Stockholders (incorporated by reference to Exhibit 2.1 of the Company’s Report on Form 8-K, filed August 24, 2005).

2.2	Agreement for the Purcahse and Sale of Stock of Nanjing Catch-Luck Garments Co. Ltd. dated (incorporated by reference to Exhibit 2.1 of the Company's Report on Form 8-K, filed June 29, 2006).

2.3	Amendment No. 1 To Agreement for the Purchase and Sale of Stock of Nanjing Catch-Luck Garments Co. Ltd. dated (incorporated by reference to Exhibit 2.2 of the Company’s Report on Form 8-K, filed September 1, 2006).

2.4	Agreement for the Purchase and Sale of Stock of Nanjing New Tailun Garments Co., Ltd. dated November 9, 2006 (incorporated by reference to Exhibit 2.1 of the Company’s Report on Form 8-K filed November 13, 2006)

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s 2005 annual report on Form 10-KSB dated March 29, 2006)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 2.1 of the Company’s Report on Form 8-K dated March 26, 2001).

4.1	Articles of Association of Perfect Dream (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K, filed August 24, 2005).

4.2	Articles of Association of Goldenway (incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K, filed August 24, 2005).

10.1	Equity Interest Transfer Agreement between Perfect Dream and Ever-Glory Enterprises (H.K.) Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed August 24, 2005).

10.2	Equity Interest Transfer Agreement between Perfect Dream and Jiangsu Ever-Glory International Group Corporation (incorporated by reference to Exhibit 2.1 of the Company’s Report on Form 8-K, filed August 24, 2005).

10.3	Loan Agreement between Goldenway Nanjing Garments Co. Ltd and Nanjing City Commercial Bank dated August 15, 2006.

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 of the Company’s Report on Form 8-K/A, filed January 20, 2006).

23.1	Consent of Jimmy C.H. Cheung & Co. Certified Public Accountants dated February 12, 2007.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ever-Glory International Group, Inc. has duly caused this annual report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

EVER-GLORY INTERNATIONAL GROUP, INC.

May 9, 2007	By:	/s/ Kang Yi Hua
Kang Yi Hua
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Kang Yi Hua	Chief Executive Officer and Director	May 9, 2007
Kang Yi Hua	(Principal Executive Officer)

/s/ Sun Jia Jun	Chief Operating Officer and Director	May 9, 2007
Sun Jia Jun

/s/ Guo Yan	Chief Financial Officer and Treasurer	May 9, 2007
Guo Yan	(Principal Accounting and Financial Officer)

/s/ Yan Xiao Dong	Director	May 9, 2007
Yan Xiao Dong

/s/ Li Ning	Director	May 9, 2007
Li Ning

/s/ Wei Ru Qin	Director	May 9, 2007
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

The accompanying notes are an integral part of these financial statements

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

			Series A Convertible			Common stock		Additional Unappropriated		Appropriated Accumulated other
Preferred Stock			Preferred Stock		Common Stock		to be issued	paid-in	retained	retained	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	for acquisition	capital	earnings	earnings	income	Total
Balance at December 31, 2004	-	-	-	-	58,317,270	5,832	-	1,217,870	1,599,034	1,807,290	27,807	4,657,833
Stock issued in reverse merger	-	-	-	-	19,971,758	1,997	-	(1,997)	-	-	-	-
Stock issued for services	-	-	-	-	1,597,718	160	-	41,885	-	-	-	42,045
Stock exchanged for series A Convertible Preferred Stock	-	-	7,883	1	(59,914,988)	(5,992)	-	5,991	-	-	-	-
Net income for the year	-	-	-	-	-	-	-	-	1,043,540	-	-	1,043,540
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	5,621	5,621
Transfer to statutory and staff welfare reserves	-	-	-	-		-	-	-	(204,751)	204,751	-	-
Balance at December 31, 2005	-	-	7,883	1	19,971,758	1,997	-	1,263,749	2,437,823	2,012,041	33,428	5,749,039
Stock to be issued for accquisition	-	-	-	-	20,833,333	-	2,083	9,997,917	-	-	-	10,000,000
Net income for the year	-	-	-	-	-	-	-	-	1,493,425	-	-	1,493,425
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	532,746	532,746
Transfer to statutory and staff welfare reserves	-	-	-	-	-	-	-	-	(218,104)	218,104	-	-

Balance at December 31, 2006	-	$-	7,883	$1	40,805,091	$1,997	$2,083	$11,261,666	$3,713,144	$2,230,145	$566,174	$17,775,210

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

Effective January 1, 2006, we adopted the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. The adoption of SAB 108 did not have a material impact on the Company's consolidated financial statements.

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

As of December 31, 2006 and 2005 the Company owed an aggregate of $4,238,526 and $Nil, respectively to a related company which is controlled by a shareholder and director of the Company for advances made. Interest is charged at 6% per annum on the amounts due. The loan is payable to the related party between July 2010 and April 2011. During 2006 and 2005, the Company paid interest of $235,859 and $61,690 respectively to the related company.

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

Certain 2005 balances in the financial statements have been reclassified to conform with the 2006 presentation.

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

The Company principally relied on a supplier for its materials during 2006 and on two suppliers for its materials during 2005, detail of which are as follows:
	Supplier A	Supplier B
During
2006	15%
2005	12%	10%

The following is geographic information of the Company’s revenue for the year ended December 31:
	2006	2005

The People Republic of China	$1,186,747	$702,212
Europe	15,372,013	5,391,067
Japan	1,292,904	3,353,655
United States	3,994,387	1,367,027
Others	486,317	-
	$22,332,368	$10,813,961