Form 10QSB
period 2007-03-31
Ever-Glory International Group, Inc.
filed 2007-05-14
CIK 943184

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

Commission file number: 0-28806

EVER-GLORY INTERNATIONAL GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Florida	65-0420146
(State or other jurisdiction of	(IRS Employer identification No.)
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

Number of shares of common stock outstanding as of May 10, 2007: 19,971,758

Transitional Small Business Disclosure Format: Yes ☐ No ☒

	EVER-GLORY INTERNATIONAL TRAVEL GROUP, INC.

	FORM 10-QSB

	INDEX
		Page
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		3
PART I. FINANCIAL INFORMATION		4
Item 1.	Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheet as of March 31, 2007	4
	Condensed Consolidated Statements of Operations and Comprehensive income for
	three months ended March 31, 2007 and 2006	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March
	31, 2007 and 2006	6
	Notes to the Condensed Consolidated Financial Statements as of March 31, 2007	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations	14
Item 3.	Controls and Procedures	26
PART II. OTHER INFORMATION		26
Item 1.	Legal Proceedings	26
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 6.	Exhibits	27
SIGNATURES		28

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

PART II- FINANCIAL INFORMATION

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2007 (UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,298,417
Accounts receivable, net of allowances	4,934,186
Accounts receivable - related companies	2,266,184
Inventories, net	481,238
Other receivables and prepaid expenses	226,140
Total Current Assets	9,206,165

GOODWILL, NET	10,079,156
LAND USE RIGHT, NET	2,530,324
PROPERTY AND EQUIPMENT, NET	13,220,710
TOTAL ASSETS	$35,036,355

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,123,106
Accounts payable - a related company	420,013
Due to related parties	2,678,129
Other payables and accrued liabilities	3,154,476
Note payable	4,521,438
Value added tax	173,330
Income tax payable and other tax payable	96,063
Total Current Liabilities	12,166,555

LONG-TERM LIABILITIES
Due to a related company	4,297,221
TOTAL LIABILITIES	16,463,776

COMMITMENTS AND CONTINGENCIES	-
STOCKHOLDERS' EQUITY
Preferred stock ($.0001 par value, authorized 5,000,000 shares,
Nil shares issued and outstanding)	-
Series A Convertible Preferred Stock ($.0001 par value,
authorized 10,000 shares, 7,883 shares issued and outstanding)	1
Common stock ($.0001 par value, authorized 100,000,000 shares,
issued and outstanding 19,971,758 shares)	1,997
Common stock to be issued for acquisition (20,833,333 shares)	2,083
Additional paid-in capital	11,261,666
Retained earnings
Unappropriated	4,380,177
Appropriated	2,230,145
Accumulated other comprehensive income	696,510
Total Stockholders' Equity	18,572,579
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,036,355

The accompanying notes are an integral part of these condensed consolidated financial statements

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three	For the three
	months ended	months ended
	March 31, 2007	March 31, 2006
NET SALES
To related parties	$27,016	$-
To third parties	11,402,701	5,229,520
Total Net Sales	11,429,717	5,229,520

COST OF SALES
From related parties	(655,810)	(810,174)
From third parties	(9,069,122)	(3,510,466)
Total Cost Of Sales	(9,724,932)	(4,320,640)
GROSS PROFIT	1,704,785	908,880

OPERATING EXPENSES
Selling expenses	155,259	119,175
General and administrative expenses	615,090	321,594
Depreciation and amortization	60,739	8,709
Total Operating Expenses	831,088	449,478

INCOME FROM OPERATIONS	873,697	459,402

OTHER INCOME (EXPENSES)
Interest income	1,378	741
Interest expenses	(132,290)	(9,936)
Other income	26	7,235
Other expenses	(84)	-
Total Other Expenses, net	(130,970)	(1,960)

INCOME BEFORE INCOME TAX EXPENSE	742,727	457,442

INCOME TAX EXPENSE	(75,694)	(66,852)

NET INCOME	667,033	390,590

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	130,336	87,061

COMPREHENSIVE INCOME	$797,369	$477,651

Net income share-basic	$0.02	$0.02

Net income share-diluted	$0.01	$0.00

Weighted average number of shares outstanding during
the period-basic	40,805,091	19,971,758

Weighted average number of shares outstanding during
the period-diluted	100,720,079	79,886,746

The accompanying notes are an integral part of these condensed consolidated financial statements

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the three months	For the three months
	ended March 31, 2007	ended March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$667,033	$390,590
Adjusted to reconcile net income to cash provided
by (used in) operating activities:
Depreciation and amortization - cost of sales	121,193	38,315
Depreciation and amortization	60,739	8,709
Changes in operating assets and liabilities
(increase)decrease in:
Accounts receivable	1,341,005	(1,898,058)
Accounts receivable - related companies	271,549	-
Other receivable and prepaid expenses	(140,926)	(44,922)
Inventories	271,053	(23,246)
Increase (decrease) in:
Accounts payable	216,782	2,178,068
Accounts payable - related companies	(996,903)	(166,957)
Other payables and accrued liabilities	(179,372)	(185,957)
Value add tax payables	(30,564)	44,511
Income tax and other tax payables	33,855	(38,239)
Net cash provided by operating activities	1,635,444	302,814

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,120,674)	(569,881)
Net cash used in investing activities	(1,120,674)	(569,881)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related parties	115,694	-
Repayment of note payable	(1,292,959)	-
Proceeds from notes payable	1,292,959	-
Net cash provided by financing activities	115,694	-

EFFECT OF EXCHANGE RATE ON CASH	7,857	87,061

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	638,321	(180,006)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	660,096	1,467,245

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,298,417	$1,287,239

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest expenses	$73,595	$9,936

Cash paid during the period for:
Income taxes	$41,827	$104,577

The accompanying notes are an integral part of these condensed consolidated financial statements

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 2007, the results of operations for the three-month periods ended March 31, 2007 and 2006, and cash flows for the three months ended March 31, 2007 and 2006. The results for the period ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007.

NOTE 2. PRINCIPLES OF CONSOLIDATION

The accompanying March 31, 2007 unaudited condensed consolidated financial statements include the accounts of EGLY and its 100% owned subsidiaries Perfect Dream, Goldenway and New-Tailun. All significant inter-company balances and transactions have been eliminated in consolidation.

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

EVER-GLORY INTERNATIONAL GROUP, INC.
 AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 (UNAUDITED)

NOTE 5. LONG-LIVED ASSETS

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

NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 7. FOREIGN CURRENCY TRANSLATION

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

NOTE 8.  FOREIGN CURRENCY TRANSLATION

The financial statements of Goldenway and New-Tailun (whose functional currency is the RMB) are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All exchange differences are recorded within equity. Translation gain for the periods ended March 31, 2007 and 2006 were $130,336 and $87,061 respectively.

NOTE 9.  COMPREHENSIVE INCOME

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to United States Dollar is reported as other comprehensive income in the statements of operations and stockholders’ equity.

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 (UNAUDITED)

NOTE 10. RECLASSIFICATION

Certain 2006 balances in the Statement of Operation have been reclassified to conform with the 2007 presentation.

NOTE 11. INCOME PER SHARE

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

NOTE 13.  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not expect the adoption of FIN 48 to have an impact on the Company’s results of operations or financial condition.

In September 2006, FASB issued Statement 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principle market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have an impact on the Company’s results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will become effective for us on January 1, 2008. The Company is currently evaluating the impact this new Standard, but believes that it will not have that it will not have a material impact on the Company’s financial position.

NOTE 14. INVENTORIES
Inventories at March 31, 2007 consisted of the following:

Raw materials	$215,890
Work-in-progress	70,194
Finished goods	195,154
481,238
Less: provision of obsolescence	-
Inventories, net	$481,238

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 (UNAUDITED)

NOTE 15.    NOTES PAYABLE

Balance at March 31, 2007:

Note payable to a bank, interest rate of 0.4875% per month,	645,920
collateralized by buildings of the Company, due April 18, 2007
Note payable to a bank, interest rate of 0.4875% per month,	645,920
collateralized by buildings of the Company, due May 20, 2007
Note payable to a bank, interest rate of 0.4875% per month,	645,920
collateralized by buildings of the Company, due June 20, 2007
Note payable to a bank, interest rate of 0.4875% per month,	645,920
collateralized by buildings of the Company, due June 14, 2007
Note payable to a bank, interest rate of 0.4875% per month,	645,920
collateralized by buildings of the Company, due June 26, 2007
Note payable to a bank, interest rate of 0.5036% per month,
collateralized by buildings of the Company, due June 26, 2007	645,919
Note payable to a bank, interest rate of 0.5035% per month,
collateralized by buildings of the Company, due August 14, 2007	645,919
4,521,438
Less: current maturities	(4,521,438)

$-

Maturities are as follows:
For the period ending March 31, 2008	$4,521,438

Interest paid for the three months ended 2006 and 2005 was $73,595 and $9,936 respectively.

NOTE 16.      NET INCOME PER SHARE

The following is net income per share information at March 31:
	2007	2006

Net income	$667,033	$390,590

Basic weighted-average common stock outstanding	40,805,091	19,971,758
Effect of dilutive securities
Series A Convertible Perferred Stock	59,914,988	59,914,988
Diluted weighted-average common stock outstanding	100,720,079	79,886,746

Net income per share - basic	$0.02	$0.02

Net income per share - diluted	$0.01	$0.00

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 (UNAUDITED)

NOTE 17.   SEGMENTS

The following is geographic information of the Company’s revenue from third parties for the period ended March 31:

	2007	2006

Europe	$6,685,080	$3,015,273
United States	2,634,287	1,344,675
Japan	1,765,787	372,267
The People Republic of China	317,547	353,034
Russia	-	144,271
	$11,402,701	$5,229,520

NOTE 18. SHAREHOLDERS’ EQUITY

(A)	Series A Convertible Preferred stock

The Company authorized 10,000 shares of Series A Convertible Preferred Stock, with a par value of $0.0001 per share.

Each share of the Series A Convertible Preferred Stock had upon issuance the same voting, dividend and liquidation rights as 1,000 shares of common stock and will convert back into common stock at such time as the Company is able to increase the number of authorized shares of common stock. Effective November 8, 2006, the Company effected a 7.6-for-1 forward stock split on the remaining outstanding 2,627,861 shares, which increased the number of outstanding shares to 19,971,743 shares. Under the adjustment provisions of the Series A Convertible Preferred Stock, the conversion, voting, dividend and liquidation ratios of the Series A Convertible Preferred Stock were all increased by the forward stock split from 1,000 for one to 7,600 for one (a total of 59,914,988 shares of common stock fully converted). The Series A Convertible Preferred Stock will be converted back into common stock at such time as the number of shares of authorized common stock is increased to 100,000,000 or more via a proposed amendment to the Articles of Incorporation. The relative voting and equity ownership of the Company’s stockholders was unchanged by the exchange for Series A Convertible Preferred Stock and the forward stock split. If all the Series A Convertible Preferred Stock were converted as of March 31, 2007, there would be 79,886,746 outstanding shares of common stock.

(B)	Appropriated retained earnings

The Company’s PRC subsidiaries are required to make appropriations to reserve funds, comprising the statutory surplus reserve based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital.

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 (UNAUDITED)

NOTE 19. RELATED PARTY TRANSACTIONS

During 2007 and 2006, the Company sub-contracted certain manufacturing work valued at $539,338 and $692,456 respectively to five related companies which are controlled by a shareholder and director of the Company. The Company provided the raw materials to the sub-contractor who charged the Company a fixed labor charge for the sub-contracting work.

During 2007, the Company purchased raw materials valued at $116,472 from a related company which is controlled by a shareholder and director of the Company.

As of March 31, 2007 the Company owed $420,013, to four related companies which are controlled by a shareholder and director of the Company for sub-contracting work done and inventory purchases made.

During 2007 and 2006, the Company sold products and provided sub-contracting services totaling $27,016 and $Nil respectively to a related company which is controlled by a shareholder and director of the Company. As of March 31, 2007 accounts receivable from two related companies amounted to $68,387 for products sold and sub-contracting services provided.

A related company which is controlled by a shareholder and director of the Company provides treasury services to the Company by negotiating all of the Company’s letters of credit and receiving proceeds thereon and paying creditors for inventory purchases made by the Company. As of March 31, 2007, Company is owed $2,197,797 from a related company.

During 2007 and 2006, the Company received rental income of $Nil and $4,670 respectively for the lease of factory space to a related company which is controlled by a shareholder and director of the Company.

During 2007, the Company paid rent of $6,434 for factory and office spaces leased from a related company which is controlled by a shareholder and director of the Company.

As of March 31, 2007 the Company owed an aggregate of $4,297,221 to a related company which is controlled by a shareholder and director of the Company for advances made. Interest is charged at 6% per annum on the amounts due. The loan is repayable to the related company between July 2010 and April 2011. During 2007 and 2006, the Company paid interest of $58,695 and $Nil respectively to the related company.

NOTE 20. COMMITMENTS

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

The Company leases factory and office spaces from a related company under an operating lease which expires on March 31, 2008 at an annual rental of $25,735. Accordingly, for the period ended March 31, 2007, the Company recognized rental expense for these spaces in the amount of $6,434.

As of March 31, 2007, the Company has outstanding commitments of $25,735 with respect to the above non-cancelable operating lease, which are due in 2008.

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 AS OF MARCH 31, 2007 (UNAUDITED)

NOTE 21. CONTINGENCIES

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

In September 2006, the Company filed responses to plaintiff's interrogatories with the court of common pleas of Allegheny County in Pennsylvania to vigorously defend Mr. Aronson's accusation that the company has used faxes to promote its stock and the Complaint was voluntarily dismissed by the Plaintiff without prejudice from an action pending in the U.S. District Court for the Northern District of Ohio. No payment was made to plaintiff and no settlement agreement was entered into between the Company and plaintiff.

Accordingly, no provision has been made to the above claim as of March 31, 2007.

NOTE 22. CONCENTRATIONS AND RISKS

During 2007, 100% of the Company’s assets were located in China.

The Company principally relied on two customers for its revenue during the first quarter of 2007 and on three customers for its revenue during the first quarter of 2006, detail of which are as follows:

	Customer A	Customer B	Customer C
During
2007	40%	15%
2006	27%	21%	15%

At March 31, 2007, accounts receivable to those customers totaled $2,658,399.

The Company relied on two suppliers for approximately $218,627, representing 26% in aggregate of raw materials purchased from those suppliers in 2006.

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

Goldenway is a limited liability company, which was incorporated in the People's Republic of China (the "PRC") on December 31, 1993. Until December 2004, Goldenway was a subsidiary of Jiangsu Ever-Glory International Group Corporation (“Jiangsu Ever-Glory”). After its acquisition by Perfect Dream, Goldenway changed its status to that of a wholly foreign owned enterprise and increased its registered capital from $2,512,106 to $20,000,000. The increased registered capital will be paid-in in installments within three years of the issuance of Goldenway's updated business license. As of March 31, 2007, the Company has paid $2.63 million of its registered capital requirements. The remaining $14.86 million is due on February 1, 2008.

On December 30, 2006, the Company through its wholly owned subsidiary, Perfect Dream Ltd, a British Virgin Islands corporation, consummated the acquisition of 100% of the capital stock of Nanjing New-Tailun Garments Co, Ltd, a Chinese limited liability company (“New-Tailun”) from Ever-Glory Enterprises (HK) Ltd, a British Virgin Islands corporation (“Seller”). The purchase price consisted of a combination of 20,833,333 shares of Ever-Glory common stock and $2,000,000 in cash. The shares, which were required to have been paid within 90 days of the closing of the transaction, have not been issued as of March 31, 2007. New Tailun is a 100% foreign-owned enterprise incorporated in People’s Republic of China and is engaged in the manufacturing and sale of garments. New-Tailun has a staff of over 800 people with the annual production capacity of about 2.5 million pieces. New Tailun’s financial statements are included in the Company's consolidated financial statements. Management believes that the acquisition of New Tailun will enable Company to facilitate its increased production, strengthen the Company’s outsourcing bases and supplement the Company’s product lines.

In the three months ended March 31, 2007, approximately 59% of the Company’s revenues came from customers in Europe, 23% from customers in the United States, 15% from customers in Japan, 3% from customers in China. In the three months ended March 31, 2007, two customers represented approximately 55% of the Company’s sales. Management believes that the relationship with these customers is good.

The Company purchases the majority of its raw materials directly from numerous local fabric and accessories suppliers. The Company may also purchase finished goods from other contract manufacturers. Two suppliers represented approximately 13% of the Company’s raw materials purchases as of March 31, 2007. The Company has not experienced difficulty in obtaining raw materials essential to its business and management believes that the relationship with its suppliers is good.

During the first quarter of 2007, the Company operated two factories in the Nanjing Jiangning District in Nanjing, China.

The Company in 2006 acquired and in June 2006 obtained a fifty-year land use right on 112,442 square meters of land in Nanjing Jiangning Economic and Technological Development Zone from the local government of Nanjing City. The land contains an existing facility of 26,629 square meters, which includes manufacturing and office space. The Company completed the construction of the new office buildings and the new factory of Goldenway during 2006 and has been consolidating its operation into its new headquarters and manufacturing facility since January 2007. The Company's new production facilities occupies approximately 36,629 square meters, in which 26,629 square meters are leased to Nanjing Catch-Luck Garments Co. Ltd. The new manufacturing facility is equipped with state-of-the-art equipment.

The factories of Goldenway and New-Tailun employ a staff of over 1300 people with aggregate total annual production capacity of over 3,000,000 pieces. All of the Company’s work force is non-union, and the Company considers its relations with its employees to be satisfactory.

In 2007, all Chinese manufacturers of certain garments were subject to aggregate export quotas, or limitations, to the United States and Europe. Although certain of the Company’s apparel products fall within the categories subject to the quotas with respect to exports to the United States and Europe, the Chinese government allocated a portion of the aggregate export quota to the Company based upon the amount of product that the Company exported in the prior year. The imposition of such quotas did not have a material affect on the Company’s net sales and its net margin. See Results of Operations below. As a result of the Company’s prior export performance, it was awarded a sufficient portion of the export quotas to enable it to increase its sales to customers in Europe and the U.S. despite the reinstitution of export quotas. The Company believes that its customer mix and its ability to adjust the types of apparel it manufactures will mitigate its exposure to such trade restrictions in the future.

Under the laws of the PRC, as a wholly foreign owned enterprise, in the fiscal year ended December 31, 2004, Goldenway was entitled to a 50% reduction in its income tax rate, from 24% to 12%. In the fiscal year ended December 31, 2005, Goldenway as a wholly foreign owned enterprise that exported over 70% of its products outside the PRC, is eligible for a 50% reduction in its tax rate from 24% to 12%. From 2006, Goldenway has an income tax rate of 12%. As a wholly foreign owned enterprise, New-Tailun has an income tax exemption in 2006 and 2007 and is entitled to a 50% income tax reduction from 2008 to 2010.

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

Results of Operations

Three Months Ended March 31, 2007 Compared To Three Months Ended March 31, 2006

Revenues, Cost of Revenues and Gross Margin

Revenues for the quarter ended March 31, 2007 were $11,429,717, an increase of 118% from $5,229,520 for the same period in 2006. Our increase in revenues was primarily attributable to two factors; first, the acquisition of New-Tailun contributed an increase of $4,100,376, or 78%, to the revenues, and second, there was an overall increase in sales to customers in Europe and the U.S. As of March 31, 2007, sales to customers in Europe increased by 38%, sales to customers in the U.S. increased by 55% and sales to customers in Japan increased by 95%, each as compared to 2006.

Cost of revenues for the quarter ended March 31, 2007 was $9,724,932, an increase of $5,404,292 from $4,320,640 for the quarter ended March 31, 2006. Cost of revenues primarily consisted of the purchase cost of materials, receiving and inspection costs, inbound freight, direct labor cost and manufacturing overheads. As a percentage of revenues, cost of revenues increased to approximately 85% for the three months ended March 31, 2007 from approximately 83% for the quarter ended March 31, 2006. Consequently, gross margin as a percentage of revenues decreased to approximately 15% for the three months ended March 31, 2007 from approximately 17% for the three months ended March 31, 2006.

The increase in costs of revenues and the decrease of gross margin were primarily attributable to a 2% increase in the purchase cost of materials which could not be passed on to our customers.

Operating Expenses

Selling expenses as of March 31, 2007 increased by 30% from $119,175 in 2006 to $155,259 in 2007. The increase in selling expenses was mainly attributable to an increase in transportation and logistic costs as well as the product inspection charges.

General and Administrative expenses totaled $615,090 for the three months ended March 31, 2007, an increase of $293,496 from $321,594 for the three months ended March 31, 2006. The increase was attributable to three factors: first, the acquisition of New-Tailun increased the general and administrative expenses of $222,679; second, the purchase of new office equipments increased $41,301; and finally, the management salaries as a result of business expansion increased about $27,000 compared to 2006.

Depreciation and Amortization totaled $60,739 for the three months ended March 31,2007, an increase of 597% compared to $8,709 in 2006. The construction of the new headquarters was completed on December ,2006 which resulted in increased depreciation charge for the new headquarters.

Income before taxes for the three months ended March 31, 2007 was $742,727, an increase of $285,285 from $457,442 for the three months ended March 31, 2006 which was mainly due to the increased income from profits earned by its new subsidiary New-Tailun.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, the Company had cash and cash equivalents of $1,298,417, other current assets of $7,907,748 and current liabilities of $12,166,555. To date, the Company has financed its operations primarily from operations and cash flow from operations is expected to continue to be the Company's primary source of funds to finance its short-term cash needs.

Net cash provided by operating activities as of March 31, 2007 was $1,635,444, compared with $302,814 for the same period in 2006 . The Company’s primary source of operating cash flow was net income. The increase in our net cash was mainly attributable to three factors. First, a significant increase in our net income of $276,443, Second, a great decrease in account receivable of $ 3,239,063 and finally, a decrease of our account payable of $ 1,961,286 for the three months ended March 31, 2006 from the same period in 2006.

Net cash used in investing activities was approximately $1,120,674 as of March 31, 2007, compared with $569,881 used in the same quarter of 2006. The increase was attributable to construction costs of our new office building and factory.

Net cash provided by financing activities as of March 31, 2007 was $115,694, compared with same quarter in 2006 of $Nil. The increase was attributable to advance from related parties.

On August 15, 2006, Goldenway entered into credit agreements with the local bank, Nanjing Bank, for the authorization of borrowing an aggregate principal amount of up to $6.41 million within 24 months. The loans were secured by our new facilities and were used to fund the construction costs as well as our daily operation. As of March 31, 2007, we have borrowed $4,521,438. The borrowings can be extended upon maturities on demands within the 24 months. We plan to repay the loans with the cash flows from our operation. In the event we do not have available cash flows from our operation to repay these loans, we will consolidate and refinance the loans upon maturities. There are no financial ratios or tests are included in the Company’s credit facility.

In addition, as of March 31, 2007, the Company has borrowed $4,297,221 from a related party for the main purpose of funding the increased registered capital of Goldenway. Interest paid to this related party totaled $356,243 as of March 31, 2007.

Capital Commitments

Pursuant to the Articles of Association of Goldenway, registered capital of approximately $17.5 million must be paid into Goldenway by February 1, 2008. The increased registered capital will be paid-in in installments within three years of the issuance of Goldenway's updated business license. As of March 31, 2007, the Company has paid $2.6 million of its registered capital requirements. The remaining $14.9 million is due on February 1, 2008. The Company anticipates that cash flows from operations and borrowings from banks will be used to pay for these capital commitments.

Uses of Liquidity

The Company's cash requirements as of March 31, 2007 are primarily to fund operations and to complete the payment of the completed construction of its new manufacturing facility in Nanjing. The Company also plans to acquire additional manufacturing capacity in the future to strengthen and stabilize its manufacturing base. The Company is also looking to establish its own distribution and logistics channels in overseas markets and to launch its own brand directly to the Chinese market. In addition, the Company will need to make the required capital contributions to its subsidiary, Goldenway.

Sources of Liquidity

The Company’s primary source of liquidity for its short-term cash needs is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand. The Company believes that will be able to borrow additional funds if needed.

The Company believes its cash flow from operations together with its cash and cash equivalents currently on hand will be sufficient to meet its working capital, capital expenditure and other commitments through December 2007. For its long-term cash needs, the Company is currently considering a number of different financing opportunities including debt and equity financing. Adequate funds may not be available on terms acceptable to it. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, the Company will develop or enhance its products or services and expand its business funded by its own operation cash flows.

As of March 31, 2007, the Company had outstanding borrowings under a credit facility with a bank of approximately $4,521,438. As of March 31, 2007, the Company did not have any standby letters of credit or standby repurchase obligations.

Foreign Currency Translation Risk.

The Company's major operations are in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the Chinese Renminbi. Sales of the Company's products are in dollars. During 2003 and 2004 the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. In 2006, the RMB kept on appreciating to the dollar. As of March 31, 2007, the market foreign exchanges rate was increased to 7.7409 RMB to one dollar. As a result, the ongoing appreciation of RMB to dollar negatively impacted our gross margins for the three months ended March 31, 2007. We are always negotiating order price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future and pass some increase of the cost to our customers.

In addition, the financial statements of Goldenway and New-Tailun (whose functional currency is the RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity. The foreign currency translation gain for the periods ended March 31, 2007 and 2006 were $130,336 and $87,061, respectively.

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

Net sales to our two largest customers totaled approximately 55% and 48 % of total net sales in the first quarter of 2007 and 2006, respectively. Our largest customer accounted for approximately 40% and 27% of net sales for the three months ended March 31, 2007 and 2006. The garment manufacturing industry has experienced substantial consolidation in recent years, which has resulted in increased customer leverage over suppliers, greater exposure for suppliers to credit risk and an increased emphasis by customers on inventory management and productivity.

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

We are not currently an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Beginning with our Annual Report for the year ending December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report with our Annual Report on Form 10-KSB. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Additionally, our independent registered public accounting firm will be required to issue reports on management’s assessment of our internal control over financial reporting and their evaluation of the operating effectiveness of our internal control over financial reporting. the auditor’s report is required for financial year ending December 31, 2008. Our assessment requires us to make subjective judgments and our independent registered public accounting firm may not agree with our assessment.

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

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being March 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer along with our company's Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer along with our company's Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith

Exhibit No.	Description

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

EVER-GLORY INTERNATIONAL GROUP, INC.
 (Registrant)

Date: May 14, 2007	By:	/s/ Guo Yan
Chief Financial Officer
(Principal Financial and Accounting Officer)