Form 10KSB/A
period 2006-12-31
Ever-Glory International Group, Inc.
filed 2007-07-11
CIK 943184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A
 Amendment No. 2

  ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

Commission File Number 0-28806

EVER-GLORY INTERNATIONAL GROUP, INC.

(Name of small business issuer in its charter)

Florida	65-0420146
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 N. Barranca Ave. #810
West Covina, California 91791
Tel: (626) 839-9116
(Address, including zip code, and telephone number,
including area code, of registrant's
principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, $.0001 Par Value

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒ NO  □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES  □  NO  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  □

The issuer's revenues for the fiscal year ended December 31, 2006 were 31,974,990.

The aggregate market value of the voting common stock held by non-affiliates of the registrant on March 8, 2007 was approximately $19,357,420, based on the closing price of such stock of $0.34 on such date. The number of shares outstanding of the registrant's Common Stock, $.0001 par value, as of March 8, 2007 was 19,971,758.

Transitional Small Business Disclosure format (Check one): YES □  NO  ☒

EXPLANATORY NOTE

This Amendment No. 2 to this Annual Report of Form 10-KSB for the year ended December 31, 2006 was filed in order to restate the consolidated financial statements as of and for the year ended December 31, 2006 to revise the accounting treatment for the acquisition of Nanjing New-Tailun Garments Co, Ltd, a Chinese limited liability company (“New-Tailun”) from Ever-Glory Enterprises (HK) Ltd, a British Virgin Islands company (“Seller”) on December 30, 2006.  The acquisition of New-Tailun was originally recorded at the fair value of the assets acquired. However, as a result of discussions with the Staff of the Securities and Exchange Commission, the Company determined that the acquisition of New-Tailun should have been accounted for as a merger of entities under common control in accordance with paragraph 11 of SFAS 141. Accordingly, the assets and liabilities of New-Tailun should have been recorded at their carrying amounts, not fair value.

    Parts 1 and 2 have been amended herein to reflect this change. The CEO and CFO of the Company have also reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. This amendment does not otherwise update information in the original filing to reflect facts or events occurring subsequent to the date of the original filing.

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

In the fiscal year ended December 31, 2006, approximately 60% of the Company’s revenues came from customers in European countries,18% from customers in Japan, 15% from customers in the United States, and 5% from customers in China. In the fiscal year ended December 31, 2006, three customers represented approximately 22%, 12%, and 12% of the Company’s net sales, respectively. In the fiscal year ended December 31, 2005, three customers each represented approximately 54% of the Company’s net sales. The Company has no long-term contracts with any of its customers. There can be no assurance that our customers will continue to place orders with us of the same magnitude as they have in the past, or at all. In addition, the apparel industry historically has been subject to substantial cyclical variation, with consumer spending for purchases of apparel and related goods tending to decline during recessionary periods. To the extent that these financial difficulties occur, there can be no assurance that our financial condition and results of operations would not be adversely affected.

Suppliers

The Company purchases raw materials directly from local fabric and accessory suppliers. The Company may also import specialty fabrics to meet specific customer requirements. The Company also purchases finished goods from other contract manufacturers. One supplier represented approximately 11% of the Company’s raw materials purchases in the fiscal year ended December 31, 2006. Two suppliers represented approximately 12% and 10% of the Company’s raw materials purchases in the fiscal year ended December 31, 2005. The Company has not experienced difficulty in obtaining finished goods or raw materials essential to its business.

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

Governmental Regulations/Quotas

Pursuant to the World Trade Organization (WTO) Agreement, effective January 1, 2005, the United States and other WTO member countries removed quotas from WTO members. However, as the removal of quotas resulted in an import surge from China, the U.S. took action in May 2005 and imposed safeguard quotas on seven categories of goods, including certain classes of apparel products. Exports of each specified product category will continue to be admitted into the United States in the ordinary course until the restraint level for that category is reached, after which further exports will be embargoed and will not be cleared until after January 2006. Additionally, on June 10, 2005, in response to the surge of Chinese imports into the European Union (EU), the EU Commission signed a Memorandum of Understanding (MOU) with China in which ten categories of textiles and apparel will be subject to restraints and on November 8, 2005, the U.S. and China entered into a Memorandum of Understanding in which 21 categories of textiles and apparel are subject to restraints. Although certain of the Company’s apparel products fall within the categories subject to the safeguards in the U.S. and the EU, which could adversely affect the Company’s ability to export and sell these products, the imposition of quotas in 2005 did not have a material affect on the Company’s net sales, although it did impact its gross margin. See Management’s Discussion and Analysis or Plan of Operation – Results of Operations. The Company believes that it will be able to obtain sufficient quota allocation based on prior year’s quota allocation. In addition, the Company can bid for additional export quota allocation from the government for the U.S. and E.U. markets. On a longer term basis, the Company believes that its customer mix and its ability to adjust the types of apparel it manufactures will mitigate its exposure to such trade restrictions in the future.

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

One supplier represented approximately 11% of the Company’s raw materials purchases in the fiscal year ended December 31, 2006, two suppliers represented approximately 12% and 10%, respectively of the Company’s raw materials purchases in the fiscal year ended December 31, 2005, and one supplier represented approximately 17% of the Company’s raw materials purchases in the fiscal year ended December 31, 2004. We do not have long-term written agreements with any of these suppliers and do not anticipate entering into any such agreements in the near future. However, we always execute a written agreement for each order placed with our suppliers. We do not believe that loss on any of these suppliers would have a material adverse affect on our ability to obtain finished goods or raw materials essential to its business because we believe we can locate other suppliers in a timely manner.

Risks Relating to Our Business

We depend on a group of key customers for a significant portion of our sales. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.

As of December 31, 2006, three customers represented approximately 46% of the Company’s sales.  Net sales to our three largest customers totaled approximately 46% and 54% of total net sales in 2006 and 2005, respectively. Our largest customer accounted for approximately 22% and 22% of net sales in 2006 and 2005. The garment manufacturing industry has experienced substantial consolidation in recent years, which has resulted in increased customer leverage over suppliers, greater exposure for suppliers to credit risk and an increased emphasis by customers on inventory management and productivity.

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

As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time. We do not believe that there is a material risk of loss of any of these customers during the next 12 months. We also believe that the unexpected loss of these four customers could have material adverse effect on the Company’s earnings or financial condition. While we believe that we could replace these three customers within 12 months, the loss of which will not have material adverse effects on our financial condition in a long run. None of the Company or its affiliates is officers, directors or material shareholders of any of these three customers.

Our internal controls and procedures have been materially deficient, and we are in the process of correcting internal control deficiencies.

In the second quarter of 2007, resulting from comments by and discussions with the Staff of the SEC related to the Company’s Preliminary Information Statement on Form 14C, the Company and its independent registered public accounting firm recognized that our internal controls had material weaknesses.  We are restating our results of operations for the year ended December 31, 2006 and our quarterly results for the quarter ended March 31, 2007 as a result of our purchase accounting for the acquisition of New-Tailun completed on December 30, 2006.

If we cannot rectify these material weaknesses through remedial measures and improvements to our systems and procedures, management may encounter difficulties in timely assessing business performance and identifying incipient strategic and oversight issues. Management is currently focused on remedying internal control deficiencies, and this focus will require management from time to time to devote its attention away from other planning, oversight and performance functions.

We cannot provide assurances as to the timing of the completion of these efforts. We cannot be certain that the measures we take will ensure that we implement and maintain adequate internal controls in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

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

•
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

International political instability may halt or hinder our ability to do business and may increase our costs. Various events, including the occurrence or threat of terrorist attacks, increased national security measures in the United States and other countries, and military action and armed conflicts, can suddenly increase international tensions. Increases in energy prices will also impact our costs and could harm our operating results. In addition, concerns about other international crises, such as the spread of severe acute respiratory syndrome (“SARS”), avian influenza, or bird flu, and West Nile viruses, may have an adverse effect on the world economy and could adversely affect our business operations or the operations of our OEM partners, contract manufacturer and suppliers. This political instability and concerns about other international crises may, for example:

•	negatively affect the reliability and cost of transportation;

•	negatively affect the desire and ability of our employees and customers to travel;

•	adversely affect our ability to obtain adequate insurance at reasonable rates; and

•	require us to take extra security precautions for our operations.

•	Furthermore, to the extent that air or sea transportation is delayed or disrupted, our operations may be disrupted, particularly if shipments of our products are delayed.

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

In addition, on, on, on, Mr. Kang, who owns an aggregate of 614,338 shares of Common Stock and 6,238 shares of Series A preferred stock, which constitutes approximately 79% of the voting power, based on an aggregate of 19,971,758 shares of our common stock issued and outstanding and 7,883 shares of our Series A preferred stock issued and outstanding as of August 31, 2006, approved the Purchase Agreement, the Purchase Agreement Amendment and the Transaction on June 2, 2006 and August 31, 2006

The transaction is expected to close in the third quarter of 2007. The Information Statement has not yet been delivered to the shareholders of the Company.

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

In the fiscal year ended December 31, 2006, approximately 60% of the Company’s revenues came from customers in the Europe, 18% from customers in Japan, 15% from customers in the United States and 5% from customers in China.  In the fiscal year ended December 31, 2006, three customers represented approximately 46% of the Company’s sales. Management believes that the relationship with these customers is good.

The Company purchases the majority of its raw materials directly from numerous local fabric and accessories suppliers.  The Company may also purchase finished goods from other contract manufacturers.  One supplier represented approximately 11% of the Company’s raw materials purchases in the fiscal year ended December 31, 2006.  The Company has not experienced difficulty in obtaining raw materials essential to its business and management believes that the relationship with its suppliers is good.

In 2006, the Company operated two factories in the Nanjing Jiangning Economic and Technological Development Zone and the Shangfang Town, Jiangning District in Nanjing, China.

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

Two factories employ a staff of over 1500 people with an annual production capacity of over  3million pieces. All of the Company’s work force is non-union, and the Company considers its relations with its employees to be satisfactory.

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

Under the laws of the PRC, as a wholly foreign owned enterprise, in the fiscal year ended December 31, 2004, Goldenway was entitled to a 50% reduction in its income tax rate, from 24% to 12%. In the fiscal year ended December 31, 2005, Goldenway as a wholly foreign owned enterprise that exported over 70% of its products outside the PRC, is eligible for a 50% reduction in its tax rate from 24% to 12%. From 2006, Goldenway has an income tax rate of 12%. New-Tailun was approved as a wholly foreign-owned enterprise in 2006 and is entitled to the income tax exemptions for 2006 and 2007

The Company markets and sells its products through a combination of international distributors and direct sales to brands and retail chain stores primarily in Europe, the United States and in Japan.

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

On November 9, 2006, the Company, through its wholly owned subsidiary, Perfect Dream Ltd, a British Virgin Islands corporation, entered into a purchase agreement with Ever-Glory Hong Kong to acquire 100% of the interests in Nanjing New-Tailun Garments Co, Ltd, a Chinese limited liability company (“New-Tailun”). Pursuant to the terms of the purchase agreement, in consideration for the acquisition of New-Tailun, the Company is obligated to pay Ever-Glory Hong Kong $2,000,000 in cash and 20,833,333 shares of the Company’s restricted common stock having a value of $10,000,000, based on the average of the high bid and the low ask prices for the Company’s common stock for a 30 day consecutive period within 90 days of the closing of transaction. The New-Tailun transaction closed on December 30, 2006.

This transaction was accounted for as a merger of entities under common control in accordance with paragraph 11 of SFAF 141. Accordingly, the operations of New-Tailun for the period from March 27, 2006 (inception) to December 31, 2006 are included in the Company’s consolidated financial statements as if the transaction had occurred at the beginning of the first period presented, with each account stated at its historical cost.

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

Results of Operations

Year Ended December 31,	2006		2005
	$	%	$	%
Sales	31,974,990	100.00%	10,813,961	100.00%
Gross Profit	5,611,967	17.55%	2,101,396	19.43%
Operating Expense	2,579,437	8.06%	969,663	8.97%
Income From Operations	3,032,530	9.48%	1,131,733	10.47%
Other Income (Expenses)	(249,265)	(0.77)%	73,487	0.68%
Net Income	2,471,225	7.72% %	1,043,540	9.65%

Revenues, Cost of Revenues and Gross Margin

Revenues

Revenues for the year ended December 31, 2006 were $ 31,974,990, an increase of 196% from $10,813,961 for 2005. Our increase in revenues was primarily attributable to two factors:  first, the acquisition of New-Tailun, which contributed $9,642,622, or 46%, to our revenues, and second, an overall increase in sales to customers in Europe, the U.S. and the PRC.  In 2006, sales to customers in Europe increased by $9,980,946 or 185.14%, sales to customers in the U.S. increased by approximately $2,627,360  or 192.2% and sales to customers in the PRC increased by approximately $484,535 or 69% as compared to 2005.

Cost of Sales and Gross Margin

Cost of sales for the year ended December 31, 2006 was $26,363,023, an increase of 203% from $8,712,565 in 2005. As a percentage of revenues, cost of sales increased to approximately 82% for 2006 from approximately 80.57% for 2005. Consequently, gross margin as a percentage of revenues decreased to approximately 18% for 2006 from approximately 19.43% for 2005. Of the 1.43% decrease in gross margin, approximately 1% was attributable to an increase in the material purchasing price and approximately 0.33% was attributable to increases in labor costs, which could not entirely be passed on to the Company’s customers.

Export Quota Charges

Export quota charges in 2006 was $153,997 compared with Nil in 2005. The charges were mainly attributable to the bidding expenses for export quotas of certain categories of apparel products paid to the Chinese government.

Selling, and General and Administrative Expenses

Selling expenses in 2006 increased by 507% from $85,108 in 2005 to $516,719 in 2006.  The increase in selling expenses was mainly attributable to an increase in transportation and logistic costs.

General and Administrative expenses in 2006 increased by 64% to $982,280 from $597,727 in 2005. The increase in general and administrative expenses was mainly attributable to the increase of the expenses related to the investor relations activities.

Salaries and Allowances

Salaries and allowances for management in 2006 increased by 298% from $213,825 in 2005 to $851,947. The increase was mainly due to an increase in management’s salaries.  We believe that such increase was necessary for us to support our business expansion and to implement our strategic plan of future growth.

Interest Expenses

Interest expense was $285,876 in 2006 compared to $74,284 in 2005.  The primary reasons for the increase in interest expense were an increase in our short term bank loans associated with our construction.  As of December 31, 2006, we had credit agreements with a lending institution to borrow an aggregate principal amount of up to $6.41 million that mature within twelve months.  As of December 31, 2006, our loan balance was $4,482,180 compared to $611,247 in 2005.  These short term bank loans bear interest at monthly rates ranging from 0.485% to 0.5115%.

In addition, as of December 31, 2006, the Company had borrowed $4,859,656 from a related party for the main purpose of funding the increased registered capital of Goldenway.  Interest paid to this related party totaled $235,859 as of December 31, 2006.

Income Tax Expenses

Income tax expenses in 2006 were $312,010, an increase of $150,330 from $161,680 in 2005. The increase was primarily due to the increase in our operating income.

Net Income

Net Income in 2006 was $2,471,255, an increase of $1,427,715 or 137% from $1,043,540 in 2005. The increase was mainly attributable to the increased income from profits earned by our new subsidiary New-Tailun as well as an increase in our net sales.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, the Company had cash and cash equivalents of $660,096, other current assets of $9,573.443 and current liabilities of $12,978,980. To date, the Company has financed its operations primarily from operations and cash flow from operations is expected to continue to be the Company's primary source of funds to finance its short-term cash needs.

Net cash provided in operating activities for 2006 was $1,840,449, compared with net cash provided by operating activities of $3,209,669 in 2005. The decrease in our net cash was attributable to the increase of our accounts receivable of $5,933,971 as the result of the increase of net sales, as compared to the year of 2005.

Net cash used in investing activities was approximately $8,886,513 in 2006, compared with $2,519,904 in 2005. The increase was primarily attributable to construction costs of approximately $5,953,033 associated with the construction of our new office building and factory, and the purchase of new manufacturing equipment of approximately $2,727,787.

Net cash provided by financing activities was $9,630,589 in 2006, compared with $611,247 in 2005.

On August 15, 2006, Goldenway entered into credit agreements with a local bank to borrow an aggregate principal amount of up to $6.41 million within 24 months. The loans were secured by our new facilities and were used to fund the construction costs as well as our daily operations.   As of December 31, 2006, we had borrowed $4,482,180 at an interest rate of 0.4875% per month. The maturity of these borrowings can be extended at the Company’s option.  We plan to repay the loans with cash flows from operations. In the event we do not have available cash flows from operations to repay these loans, we will seek to consolidate and refinance the loans at maturity.

In addition, as of December 31, 2006, the Company had borrowed $4,859,656 from a related party for the main purpose of funding the increased registered capital of Goldenway. Interest paid to this related party totaled $235,859 as of December 31, 2006.

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

In addition, the financial statements of Goldenway and New-Tailun (whose functional currency is the RMB) are translated into US dollars using the closing rate method.  The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates.  The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year.  All exchange differences are recorded within equity.  The foreign currency translation gain for the years ended December 31, 2006 and 2005 were $575,760 and $5,621, respectively.

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

Fair value of financial instruments, our financial instruments consist of accounts receivable, accounts payable and accrued liabilities are reflected in the financial instruments. The fair value of financial instruments approximates their recorded values.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2006, we adopted the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities" (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

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

In September 2006, FASB issued Statement 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amend FASB Statements No. 87, 88, 106 and 132(R). This statement requires employers to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its financial statements and to recognize changes in that funded status in the year in which the changes occur. The effective date for the Company would be for any full fiscal years ending after December 15, 2006. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

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

ITEM 8A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Internal Controls

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have assessed the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-15(e) as of the end of the period covered by this report. Based on that assessment, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2006 because of the material weaknesses identified and described below.

Control Activities:

The Company did not maintain effective controls to ensure the completeness, accuracy and valuation over the accounting for business combinations, including the inability to prepare financial statements and footnotes in accordance with SEC rules and regulations and with our 2006 acquisition of New-Tailun. We misapplied generally accepted accounting principles whereby we did not value the acquisitions and record the resulting purchase accounting in accordance with SFAS 141 and EITF 02-5. As a result, we were required to restate our financial results for the year ended December 31, 2006 and for the three months ended March 31, 2007. Management determined that the disclosure controls and procedures for these periods were not effective.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In light of the need for these restatements and the material weaknesses described above, management will undertake a review of our disclosure, financial information and internal controls and procedures regarding these areas for future complex financing transactions and acquisitions. This review will include efforts by our management and directors, as well as the use of additional outside resources, as follows:

•
Senior accounting personnel and our chief financial officer will continue to review any future acquisition or divestiture in order to evaluate, document and approve its accounting treatment in accordance with SFAS 141 and EITF 02-5; and

•	We will augment, as necessary, such procedures by obtaining concurrence with independent outside accounting experts prior to finalizing financial reporting for such transactions; and

In conjunction with the measures outlined below, we believe these actions will strengthen our internal control over our valuation and purchase accounting of acquisitions, and this material weakness should be resolved. Management does not anticipate any extra cost from this change over the review of our valuation and purchase accounting of future acquisitions.

We believe that we will satisfactorily address the control deficiencies and material weakness relating to these matters by the end of the third quarter of 2007, although there can be no assurance that we will do so.

Given the presence of material weaknesses in our internal control over financial reporting, there is a more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our financial reporting process includes extensive procedures we undertake in order to obtain assurance regarding the reliability of our published financial statements, notwithstanding the material weaknesses in internal control. We have expanded our review of accounting for business combinations to help compensate for our material weaknesses in order to provide assurance that the financial statements are free of material inaccuracies or omissions of material fact. As a result, management, to the best of its knowledge, believes that (i) the report does not contain any untrue statements of a material fact or omits any material fact and (ii) the consolidated financial statements and other financial information included in this report for the quarter ended March 31, 2007 has been prepared in conformity with GAAP and fairly present in all material aspects our financial condition, results of operations and cash flows.

Management, including our chief executive officer and our chief financial officer, does not expect that our disclosure controls and internal controls will prevent all error or all fraud, even as the same are improved to address any deficiencies and/or weaknesses. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.    OTHER INFORMATION

On August 15, 2006, Goldenway entered into credit agreements with a local bank to borrow up to an aggregate principal amount of $6.41 million over the next 24 months. The borrowings are secured by our new facilities and are being used to fund the construction costs as well as daily operations.   As of December 31, 2006, we had borrowed $4,482,180 at an interest rate of 0.4875% per month. The maturity date of the borrowings may be extended at the option of the Company.  We plan to repay the loans out of cash flows from operations. In the event we do not have available cash flows from operations to repay these loans, we may seek to consolidate and refinance these loans at maturity.

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

(1) The percentage of shares beneficially owned is based on 19,971,758 shares of common stock outstanding and 7,883.551 shares of series A preferred outstanding. Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment and dispositive power of the shares. On or about October 27, 2005, each of the shareholders listed in this table, as well as other shareholders holding an aggregate of 336,573 shares (total 7,883,551 shares) exchanged their shares of common stock for 7,883.551 shares of preferred stock, in order to increase the availability of common stock for public shareholders. In addition, on November 1, 2005, the Company affected a 7.6 -for-1 forward stock split of its common stock in the form of a stock dividend, which increased the number of outstanding shares of common stock to 19,971,758 shares. As a result, each share of preferred stock has the same voting, dividend and liquidation rights as 7,600 shares of common stock and will convert back into common stock at such time as the Company is able to increase the number of authorized shares of common stock to no less than 500,000,000 shares.

(2) The address for each of Ever-Glory's directors and executive officers is Ever-Glory's principal offices, Ever-Glory International Group, Inc., 17870 Castleton Street, #335 City of Industry, California.

Equity Compensation Plan Information

The company has not adopted any equity compensation plan as of December 31, 2006.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 2006, the Company sub-contracted approximately $4.7 million of manufacturing to  six companies related to the Company: (1) Nanjing Jiangning Shangfang Garments Co., Ltd.; (2) Nanjing Hi-Tech Knitting & Weaving Technology Development Co., Ltd.; (3) Kunshan Entin Fashion Co., Ltd.; (4) Nanjing Catch-Luck Garments Co., Ltd.; (5) Ever-Glory Enterprise (Chuzhou) Co., Ltd.; and (6) Nanjing Ever-Kyowa Garment Washing Co., Ltd. The Company provided raw materials to the sub-contractors who charged the Company a fixed labor charge for the sub-contracting work. As of December 31, 2006, the Company owed $1,408,504  to seven companies related to the Company: (1) Ever-glory Enterprise (Chuzhou) Co., Ltd.; (2) Nanjing Hi-Tech Knitting & Weaving Technology Development Co., Ltd.; (3) Nanjing Marukuwa Interior Co., Ltd.; (4) Nanjing Ever-Kyowa Garment Washing Co., Ltd.; (5) Jiangsu Ever-Glory International Group Corporation; (6) Kunshan Entin Fashion Co., Ltd.; and (7) Nanjing Goldenway Garments Co., Ltd. pursuant to these sub-contracting arrangements.  The companies referred to in this paragraph are related to the Company as follows:

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

In addition, during 2006, these related companies purchased finished goods and sub-contract manufacturing services from the Company totaling $201,195. As of December 31, 2006, accounts receivable from these related companies for finished goods and sub-contracting services was $48,812.

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

During 2006, the Company paid rent of 18,811 for factory and office spaces leased from a related company.

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

2.2	Agreement for the Purchase and Sale of Stock of Nanjing Catch-Luck Garments Co. Ltd. dated (incorporated by reference to Exhibit 2.1 of the Company's Report on Form 8-K, filed June 29, 2006).

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

10.3*	Loan Agreement between Goldenway Nanjing Garments Co. Ltd and Nanjing City Commercial Bank dated August 15, 2006.

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 of the Company’s Report on Form 8-K/A, filed January 20, 2006).

23.1	Consent of Jimmy C.H. Cheung & Co. Certified Public Accountants dated February 12, 2007.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* previously filed

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

EVER-GLORY INTERNATIONAL GROUP, INC.

July 11, 2007	By:	/s/ Kang Yi Hua
Kang Yi Hua
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Kang Yi Hua	Chief Executive Officer and Director	July 11, 2007
Kang Yi Hua	(Principal Executive Officer)

/s/ Sun Jia Jun	Chief Operating Officer and Director	July 11, 2007
Sun Jia Jun

/s/ Guo Yan	Chief Financial Officer and Treasurer	July 11, 2007
Guo Yan	(Principal Accounting and Financial Officer)

/s/ Yan Xiao Dong	Director	July 11, 2007
Yan Xiao Dong

/s/ Li Ning	Director	July 11, 2007
Li Ning

/s/ Wei Ru Qin	Director	July 11 2007
Wei Ru Qin

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 (RESTATED) AND 2005

Index To Consolidated Financial Statements
Pages F-

Jimmy C.H. Cheung & Co	Registered with the Public Company Accounting Oversight Board
Certified Public Accountants (A member of Kreston International)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Ever-Glory International Group, Inc.

We have audited the accompanying consolidated balance sheets of Ever-Glory International Group, Inc. and subsidiaries as of December 31, 2006 (restated) and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006 (restated) and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ever-Glory International Group, Inc. and subsidiaries as of December 31, 2006 (restated) and 2005 and the results of its operations and its cash flows for the years ended December 31, 2006 (restated) and 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the accompanying consolidated financial statements for the year ended December 31, 2006 have been restated.

JIMMY C.H. CHEUNG & CO
Certified Public Accountants

Hong Kong

Date:  February 12, 2007 except for Note 2, to which the date is July 4, 2007.

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong Tel: (852) 25295500 Fax: (852) 28651067 Email: jchc@krestoninternational.com.hk Website: http://www.jimmycheungco.com

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 (RESTATED) AND 2005
ASSETS
	2006	2005
	Restated
CURRENT ASSETS
Cash and cash equivalents	$660,096	$1,467,245
Accounts receivable, net of allowances	6,225,936	236,289
Accounts receivable - related companies	2,516,767	-
Inventories, net	746,817	396,207
Income tax recoverable	-	59,021
Other receivables and prepaid expenses	83,923	20,955
Total Current Assets	10,233,539	2,179,717

LAND USE RIGHT, NET	2,521,109	-
PROPERTY AND EQUIPMENT, NET	12,158,912	5,855,562
TOTAL ASSETS	$24,913,560	$8,035,279

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$897,609	$84,300
Accounts payable - related companies	1,408,504	486,475
Due to related parties	2,621,130	-
Other payables and accrued liabilities	3,305,778	1,054,942
Value added tax	202,243	49,276
Income tax payable and other taxes payable	61,536	-
Notes payable	4,482,180	611,247
Total Current Liabilities	12,978,980	2,286,240

COMMITMENTS AND CONTINGENCIES	-	-

LONG-TERM LIABILITIES
Due to a related company	4,238,526	-
TOTAL LIABILITIES	17,217,506	2,286,240
STOCKHOLDERS' EQUITY
Preferred stock ($.0001 par value, authorized 5,000,000 shares,
Nil shares issued and outstanding)	-	-
Series A Convertible Preferred Stock ($.0001 par value,
authorized 10,000 shares, 7,883 shares issued and
outstanding as of December 31, 2006 and 2005)	1	1
Common stock ($.0001 par value, authorized 100,000,000 shares, issued and outstanding 19,971,758 shares as of
December 31, 2006 and 2005	1,997	1,997
Common stock to be issued for acquisition (20,833,333 shares)	2,083	-
Additional paid-in capital	161,666	1,263,749
Retained earnings
Unappropriated	4,495,408	2,437,823
Appropriated	2,425,711	2,012,041
Accumulated other comprehensive income	609,188	33,428
Total Stockholders' Equity	7,696,054	5,749,039

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,913,560	$8,035,279

The accompanying notes are an integral part of these consolidated financial statements

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

	2006	2005
	Restated
NET SALES
To related parties	$201,195	$713,580
To third parties	31,773,795	10,100,381
Total net sales	31,974,990	10,813,961

COST OF SALES
From related parties	(4,690,678)	(2,246,856)
From third parties	(21,672,345)	(6,465,709)
Total cost of sales	(26,363,023)	(8,712,565)

GROSS PROFIT	5,611,967	2,101,396

OPERATING EXPENSES
Stock issued for services	-	42,045
Export quota charges	153,997	-
Selling expenses	516,719	85,108
General and administrative expenses	982,280	597,727
Salaries and allowances	851,947	213,825
Loss on disposal of fixed assets	5,233	2,065
Depreciation and amortization	69,261	28,893
Total Operating Expenses	2,579,437	969,663

INCOME FROM OPERATIONS	3,032,530	1,131,733

OTHER INCOME (EXPENSES)
Interest income	5,924	131,610
Interest expenses	(285,876)	(74,284)
Other income from a related company	18,811	18,337
Other income	12,169	64
Other expenses	(293)	(2,240)
Total Other Income (Expenses)	(249,265)	73,487

INCOME BEFORE INCOME TAX EXPENSE	2,783,265	1,205,220

INCOME TAX EXPENSE	(312,010)	(161,680)

NET INCOME	2,471,255	1,043,540

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	575,760	5,621

COMPREHENSIVE INCOME	$3,047,015	$1,049,161

Net income per share - basic	$0.06	$0.02

Net income per share - diluted	$0.02	$0.01

Weighted average number of shares outstanding during
the year - basic	40,805,091	55,224,701

Weighted average number of shares outstanding during
the year - diluted	100,720,079	115,139,689

The accompanying notes are an integral part of these consolidated financial statements

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

			Series A Convertible				Common stock	Additional	Unappropriated	Appropriated	Accumulated other
	Preferred Stock		Preferred Stock		Common Stock		to be issued	paid-in	retained	retained	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	for acquisition	capital	earnings	earnings	income	Total

Balance at December 31, 2004	-	-	-	-	58,317,270	5,832	-	1,217,870	1,599,034	1,807,290	27,807	4,657,833
Stock issued in reverse merger	-	-	-	-	19,971,758	1,997	-	(1,997)	-	-	-	-
Stock issued for services	-	-	-	-	1,597,718	160	-	41,885	-	-	-	42,045
Stock exchanged for series A
Convertible Preferred Stock	-	-	7,883	1	(59,914,988)	(5,992)	-	5,991	-	-	-	-
Net income for the year	-	-	-	-	-	-	-	-	1,043,540	-	-	1,043,540
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	5,621	5,621
Transfer to statutory and staff
welfare reserves	-	-	-	-		-	-	-	(204,751)	204,751	-	-

Balance at December 31, 2005	-	-	7,883	1	19,971,758	1,997	-	1,263,749	2,437,823	2,012,041	33,428	5,749,039
Capital contribution from a stockholder	-	-	-	-	-	-	-	900,000	-	-	-	900,000
Stock to be issued for merger of New-Tailun	-	-	-	-	20,833,333	-	2,083	(2,083)	-	-	-	-
Distribution to a stockholder for
merger of New-Tailun	-	-	-	-	-	-	-	(2,000,000)	-	-	-	(2,000,000)
Net income for the year	-		-	-	-	-	-	-	2,471,255	-	-	2,471,255
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	575,760	575,760
Transfer to statutory and staff
welfare reserves	-	-	-	-	-	-	-	-	(413,670)	413,670	-	-

Balance at December 31, 2006 (Restated)	-	$-	7,883	$1	40,805,091	$1,997	$2,083	$161,666	$4,495,408	$2,425,711	$609,188	$7,696,054

The accompanying notes are an integral part of these consolidated financial statements

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

	2006	2005
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,471,255	$1,043,540
Adjusted to reconcile net income to cash provided
by operating activities:
Stock issued for services	-	42,045
Depreciation and amortization - cost of sales	274,096	134,013
Depreciation and amortization	69,261	28,893
Loss on disposal of fixed assets	5,233	2,065
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(5,989,647)	(55,676)
Accounts receivable - related companies	(2,516,767)	130,784
Due from a related party	-	2,535,500
Other receivables and prepaid expenses	(62,968)	122,460
Inventories	(350,610)	398,205
Increase (decrease) in:
Accounts payable	813,309	(238,025)
Accounts payable - related companies	922,029	(1,094,394)
Other payables and accrued liabilities	2,250,836	321,341
Value add tax payables	152,967	(17,241)
Income tax and other tax payables	120,557	(143,841)
Net cash (used in) provided by operating activities	(1,840,449)	3,209,669

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land use right	(205,693)	-
Purchase of property and equipment	(8,680,820)	(2,519,904)
Net cash used in investing activities	(8,886,513)	(2,519,904)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution by stockholder	900,000	-
Due to related parties	4,859,656	-
Repayment of note payable	(611,247)	-
Proceeds from notes payable	4,482,180	611,247
Net cash provided by financing activities	9,630,589	611,247

EFFECT OF EXCHANGE RATE ON CASH	289,224	5,621

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(807,149)	1,306,633

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,467,245	160,612

CASH AND CASH EQUIVALENTS AT END OF YEAR	$660,096	$1,467,245

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
Interest expenses	$50,017	$12,594

Cash paid during the year for:
Income taxes	$357,280	$306,434

The accompanying notes are an integral part of these financial statements

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

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

On November 17, 2005, EGLY filed an Amendment to its Articles of Incorporation to change its name to Ever-Glory International Group, Inc.

On November 9, 2006, Perfect Dream entered into a purchase agreement with Ever-Glory Enterprises (HK) Limited (“Ever-Glory Hong Kong”) whereby Ever-Glory Hong Kong sold 100% interest of Nanjing New-Tailun Garments Company Limited (“New-Tailun”) to Perfect Dream (the “New-Tailun transaction”). Pursuant to the terms of the purchases agreement, Perfect Dream will pay to Ever-Glory Hong Kong an amount of $2,000,000 in cash and issue 20,833,333 shares of the EGLY’s restricted common stock having a value of $10,000,000, such value of shares were based on the preceding 30-day average of high bid and the low ask price for the EGLY’s common stock on the date of the transfer within 90 days of the closing of the New-Tailun transaction.  The New-Tailun transaction closed on December 30, 2006.

New-Tailun is a wholly foreign-owned enterprise incorporated in PRC on March 27, 2006 with its principal place of business in Nanjing, PRC and is principally engaged in the manufacturing and sale of garments.

EGLY, Perfect Dream, Goldenway and New-Tailun are hereinafter referred to as (“the Company”).

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

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
FOR THE YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

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

PRC income tax is computed according to the relevant laws and regulations in the PRC.  According to the relevant laws and regulations in the PRC, enterprises with foreign investment in the PRC are entitled to full exemption from income tax for two years beginning from the first year the enterprise became profitable and had accumulated profits, and a 50% income tax reduction for the subsequent three years calculated in accordance with PRC GAAP.

Goldenway is entitled to a reduction of 50% of any income tax rate for achieving export sales in excess of 70% of its total sales since 2005.

New-Tailun was approved as a wholly foreign-owned enterprise in 2006 and is entitled to the income tax exemptions for 2006 and 2007.

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

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

(M)      Foreign currency translation

The financial statements of Goldenway and New-Tailun (whose functional currency is the RMB) are translated into US$ using the closing rate method.  The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates.  The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year.  All exchange differences are recorded within equity. Translation gain for the years ended December 31, 2006 and 2005 were $575,760 and $5,621 respectively.

(N)      Comprehensive income

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to United States Dollars is reported as other comprehensive income in the statements of operations and stockholders’ equity. Comprehensive income for the years ended December 31, 2006 and 2005 were $575,760 and $5,621 respectively.

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

(Q)       Recent accounting pronouncements

Effective January 1, 2006, we adopted the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment to FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. We do not expect the adoption of SFAS 156 to have a material impact on the Company’s results of operations or financial condition.

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

In September 2006, FASB issued Statement 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amend FASB Statements No. 87, 88, 106 and 132(R). This statement requires employers to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its financial statements and to recognize changes in that funded status in the year in which the changes occur. The effective date for the Company would be for any full fiscal years ending after December 15, 2006. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

2.    RESTATEMENT OF FINANCIAL STATEMENTS

The acquisition by the Company of New-Tailun from Ever-Glory Hong Kong as originally reported was recorded at the fair value of the assets acquired. However, as a result of discussions with the Staff of the Securities and Exchange Commission, the Company determined that the acquisition of New-Tailun should have been accounted for as a merger of entities under common control in accordance with paragraph 11 of SFAS 141. Accordingly, the assets and liabilities of New-Tailun should have been  recorded at their carrying amounts, not their fair values and the consolidated financial statements of the Company should have been prepared as if the acquisition had occurred retroactively. The Company has therefore restated the accounting for its acquisition of New-Tailun in its Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Stockholders' Equity and Consolidated Statement of Cash Flows for the year ended December 31, 2006.

A summary of significant effects of the restatement is as follows:

CONSOLIDATED BALANCE SHEETS	As of December 31, 2006
				Previously
	Restated	Adjustments		Reported

CURRENT ASSETS
Cash and cash equivalents	$660,096	$		$660,096
Accounts receivable, net of allowances	6,225,936			6,225,936
Accounts receivable - related companies	2,516,767			2,516,767
Inventories, net	746,817			746,817
Other receivables and prepaid expenses	83,923			83,923
Total Current Assets	10,233,539			10,233,539

GOODWILL, NET	-		(10,079,156)	10,079,156
LAND USE RIGHT, NET	2,521,109			2,521,109
PROPERTY AND EQUIPMENT, NET	12,158,912			12,158,912
TOTAL ASSETS	$24,913,560	$		$34,992,716

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$897,609			$897,609
Accounts payable - related companies	1,408,504			1,408,504
Due to related parties	2,621,130			2,621,130
Other payables and accrued liabilities	3,305,778			3,305,778
Value added tax	202,243			202,243
Income tax payable and other taxes payable	61,536			61,536
Notes payable	4,482,180			4,482,180
Total Current Liabilities	12,978,980			12,978,980

COMMITMENTS AND CONTINGENCIES	-			-

LONG-TERM LIABILITIES
Due to a related company	4,238,526			4,238,526
TOTAL LIABILITIES	17,217,506			17,217,506

STOCKHOLDERS' EQUITY
Preferred stock ($.0001 par value, authorized 5,000,000 shares,
Nil shares issued and outstanding)	-			-
Series A Convertible Preferred Stock ($.0001 par value,
authorized 10,000 shares, 7,883 shares issued and
outstanding as of December 31, 2006)	1			1
Common stock ($.0001 par value, authorized 100,000,000 shares, issued and outstanding 19,971,758 shares as of
December 31, 2006)	1,997			1,997
Common stock to be issued for acquisition (20,833,333 shares)	2,083			2,083
Additional paid-in capital	161,666		11,100,000	11,261,666
Retained earnings
Unappropriated	4,495,408		(782,264)	3,713,144
Appropriated	2,425,711		(195,566)	2,230,145
Accumulated other comprehensive income	609,188		(43,014)	566,174
Total Stockholders' Equity	7,696,054			17,775,210

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,913,560	$		$34,992,716

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

2.    RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATED STATEMENTS OF OPERATIONS	For the year ended December 31, 2006
				Previously
	Restated	Adjustments		Reported

NET SALES
To related parties	$201,195		$(114,523)	$86,672
To third parties	31,773,795		(9,528,099)	22,245,696
Total net sales	31,974,990			22,332,368

COST OF SALES
From related parties	(4,690,678)		1,898,124	(2,792,554)
From third parties	(21,672,345)		6,221,522	(15,450,823)
Total cost of sales	(26,363,023)			(18,243,377)

GROSS PROFIT	5,611,967			4,088,991

OPERATING EXPENSES
Export quota charges	153,997			153,997
Selling expenses	516,719		65,887	450,832
General and administrative expenses	982,280		93,833	888,447
Salaries and allowances	851,947		375,876	476,071
Loss on disposal of fixed assets	5,233			5,233
Depreciation and amortization	69,261		16,010	53,251
Total Operating Expenses	2,579,437			2,027,831

INCOME FROM OPERATIONS	3,032,530			2,061,160

OTHER INCOME (EXPENSES)
Interest income	5,924		(404)	5,520
Interest expenses	(285,876)			(285,876)
Other income from a related company	18,811			18,811
Other income	12,169		(6,056)	6,113
Other expenses	(293)			(293)
Total Other Expenses	(249,265)			(255,725)

INCOME BEFORE INCOME TAX EXPENSE	2,783,265			1,805,435

INCOME TAX EXPENSE	(312,010)			(312,010)

NET INCOME	2,471,255			1,493,425

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	575,760		(43,014)	532,746

COMPREHENSIVE INCOME	$3,047,015	$		$2,026,171

Net income per share - basic	$0.06	$		$0.07

Net income per share - diluted	$0.02	$		$0.02

Weighted average number of shares outstanding during
the year - basic	40,805,091		20,776,255	20,028,836

Weighted average number of shares outstanding during
the year - diluted	100,720,079		20,776,255	79,943,824

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

2.     RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATED STATEMENTS OF CASH FLOWS	For the year ended December 31, 2006
				Previously
	Restated	Adjustments		Reported

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,471,255		$977,830	$1,493,425
Adjusted to reconcile net income to cash provided
by operating activities:
Depreciation and amortization - cost of sales	274,096		39,613	234,483
Depreciation and amortization	69,261		16,010	53,251
Loss on disposal of fixed assets	5,233			5,233
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(5,989,647)		(2,705,602)	(3,284,045)
Accounts receivable - related companies	(2,516,767)			(2,516,767)
Other receivables and prepaid expenses	(62,968)		(12,658)	(50,310)
Inventories	(350,610)		(618,178)	268,018
Increase (decrease) in:
Accounts payable	813,309		335,492	477,817
Accounts payable - related companies	922,029		1,268,536	(346,507)
Other payables and accrued liabilities	2,250,836		32,529	2,218,307
Value add tax payables	152,967		159,814	(6,847)
Income tax and other tax payables	120,557		414	120,143
Net cash used in operating activities	(1,840,449)			(1,333,799)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash inflow from business combination	-		(39,280)	39,280
Purchase of land use right	(205,693)			(205,693)
Purchase of property and equipment	(8,680,820)		(398,262)	(8,282,558)
Net cash used in investing activities	(8,886,513)			(8,448,971)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution by stockholder	900,000		900,000	-
Due to related parties	4,859,656			4,859,656
Repayment of note payable	(611,247)			(611,247)
Proceeds from notes payable	4,482,180			4,482,180
Net cash provided by financing activities	9,630,589			8,730,589

EFFECT OF EXCHANGE RATE ON CASH	289,224		44,192	245,032

NET DECREASE IN CASH AND CASH EQUIVALENTS	(807,149)			(807,149)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,467,245			1,467,245

CASH AND CASH EQUIVALENTS AT END OF YEAR	$660,096	$		$660,096

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
Interest expenses	$50,017	$		$50,017

Cash paid during the year for:
Income taxes	$357,280	$		$357,280

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

 3.  BUSINESS COMBINATIONS BETWEEN ENTITIES UNDER COMMON CONTROL

The Company entered into a purchase agreement on November 9, 2006 with Ever-Glory Hong Kong to acquire 100% of the interests in New-Tailun. Pursuant to the terms of the purchase agreement, in consideration for the acquisition of New-Tailun, the Company is obligated to pay Ever-Glory Hong Kong $2,000,000 in cash and 20,833,333 shares of the Company’s restricted common stock having a value of $10,000,000, based on the average of the high bid and the low ask prices for the Company’s common stock for a 30 day consecutive period within 90 days of the closing of transaction. The New-Tailun transaction closed on December 30, 2006.

This transaction was accounted for as a merger of entities under common control. Accordingly, the operations of New-Tailun for the period from March 27, 2006 (inception) to December 31, 2006 were included in the Company’s consolidated financial statements as if the transaction had occurred at the beginning of the first period presented, with each account stated at its historical cost.

4.    ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2006 and 2005 consisted of the following:
	2006	2005

Accounts receivable	$6,225,936	236,289
Less: allowance for doubtful accounts	-	-
Accounts receivable, net of allowance	$6,225,936	$236,289

As of December 31, 2006 and 2005, the Company considered all accounts receivable collectable and has not recorded a provision for doubtful accounts.

5.    INVENTORIES

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
FOR THE YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

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

Depreciation expenses for the years ended December 31, 2006 and 2005 were $314,214 and $162,906, respectively.  During 2006 and 2005 the Company recognized a loss on disposal of property and equipment of $5,233 and $2,065 respectively.

8.     DUE TO RELATED PARTIES

Due to related parties at December 31, 2006 and 2005 consist of the following:
	2006	2005

Due to a company owned by a stockholder	$613,542	$-
Due to a stockholder	7,588	-
Due to a company owned by a stockholder for merger	2,000,000	-
	$2,621,130	$-

9.     OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2006 and 2005 consist of the following:
	2006	2005

Other payables	$41,515	$87,110
Accrued interest expenses	-	61,690
Accrued professional fees	148,115	151,699
Accrued building construction costs	2,927,498	-
Accrued wages	-	156,723
Welfare payable	188,650	597,720
	$3,305,778	$1,054,942

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

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

New-Tailun was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. According to the relevant laws and regulations in the PRC, enterprises with foreign investment in the PRC are entitled to full exemption from income tax for two years beginning from the first year the enterprises become profitable and has accumulated profits and a 50% income tax reduction for the subsequent three years. New-Tailun was approved as a wholly foreign-owned enterprise in 2006 and is entitled to the income tax exemptions in 2006 and 2007. In 2006, no income tax was recorded as New-Tailun is entitled to full exemption from income tax.

The income tax expenses for 2006 and 2005 are summarized as follows:
PRC Income Tax	2006	2005

Current	$312,010	$323,360
Less: Amount to be refunded	-	161,680
	$312,010	$161,680

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

11.    INCOME TAX (CONTINUED)

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

c	The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the years ended December 31, 2006 and 2005 is as follows:
	2006	2005
EGLY
Income tax computed at the federal statutory rate	34%	34%
State income taxes, net of federal tax benefit	8%	8%
Valuation allowance	(42%)	(42%)
Total deferred tax asset	0%	0%

12.   NET INCOME PER SHARE

The following is net income per share information at December 31:
	2006	2005

Net income	$2,471,255	$1,043,540

Basic weighted-average common stock outstanding	40,805,091	55,224,701
Effect of dilutive securities
Series A Convertible Perferred Stock	59,914,988	59,914,988
Diluted weighted-average common stock outstanding	100,720,079	115,139,689

Net income per share - basic	$0.06	$0.02

Net income per share - diluted	$0.02	$0.01

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

During 2006 and 2005, the Company appropriated $413,670 and $204,751, respectively, to the statutory surplus reserve and statutory public welfare funds based on its net income under PRC GAAP.

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

14.    RELATED PARTY TRANSACTIONS

During 2006 and 2005, the Company sub-contracted certain manufacturing work valued at $4,663,553 and $2,246,856 respectively to six related companies which are controlled by a shareholder and director of the Company.  The Company provided raw materials to the sub-contractors who charged the Company a fixed labor charge for the sub-contracting work.

During 2006, the Company purchased raw materials valued at $27,125 from a related company which is controlled by a shareholder and director of the Company.

As of December 31, 2006 and 2005 the Company owed $1,408,504 and $486,475, respectively to seven related companies which are controlled by a shareholder and director of the Company for sub-contracting work done and inventory purchases made.

During 2006 and 2005, the Company sold products and provided sub-contracting services totaling $201,195 and $713,580 respectively to four related companies which are controlled by a shareholder and director of the Company. As of December 31, 2006 and 2005 accounts receivable from related companies amounted to $48,812 and $ Nil respectively for products sold and sub-contracting services provided.

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

During 2006, the Company paid rent of $18,811 for factory and office spaces leased from a related company which is controlled by a shareholder and director of the Company.

As of December 31, 2006 and 2005, the Company owed $613,542 and $Nil respectively for advance to a related company which is owned by a stockholder. The amount is interest-free and is repayable on demand.

As of December 31, 2006 and 2005, the Company owed $7,588 and $Nil respectively for advance to a stockholder. The amount is interest-free and is repayable on demand.

As of December 31, 2006 and 2005, the Company owed $2,000,000 and Nil respectively for merger of New-Tailun to a related company which owned by a stockholder.

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

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

 14.     RELATED PARTY TRANSACTIONS (CONTINUED)

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

15.   COMMITMENTS

(A)     Capital commitment

According to the Articles of Association of Goldenway, Goldenway has to fulfill registered capital requirements of $17,487,894 within three years from February 2, 2005.  As of December 31, 2006, the Company has fulfilled $2,630,000 of its registered capital requirements and has a registered capital commitment of $14,857,894, which is payable by February 1, 2008.

 (B)     Operating lease commitment

The Company leases factory and office spaces from a related company under an operating lease which expires on March 31, 2008 at an annual rental of $25,081.  Accordingly, for the period ended December 31, 2006, the Company recognized rental expense for these spaces in the amount of $18,811.

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

17.  RECLASSIFICATION

Certain 2005 balances in the financial statements have been reclassified to conform to 2006 presentation.

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

18.  CONCENTRATIONS AND RISKS

During 2006 and 2005, 100% of the Company’s assets were located in China.

The Company principally relied on three customers for its revenue during 2006 and 2005, detail of which are as follows:
	Customer A	Customer B	Customer C
During
2006	22%	12%	12%
2005	22%	19%	13%

At of December 31, 2006 and 2005, accounts receivable to those customers totaled $3,207,933 and Nil respectively.

The Company principally relied on a supplier for its materials during 2006 and on two suppliers for its materials during 2005, detail of which are as follows:
	Supplier A	Supplier B
During
2006	11%
2005	12%	10%

The following is geographic information of the Company’s revenue for the year ended December 31:
	2006	2005

The People Republic of China	$1,605,623	$702,212
Europe	19,152,275	5,391,067
Japan	5,750,842	3,353,655
United States	4,891,222	1,367,027
Others	575,028	-
	$31,974,990	$10,813,961