Form 10QSB/A
period 2007-03-31
Ever-Glory International Group, Inc.
filed 2007-07-11
CIK 943184

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

100 N. Barranca Ave. #810
West Covina, California 91791
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

Number of shares of common stock outstanding as of July__, 2007: 19,971,758

Transitional Small Business Disclosure Format: Yes  ☐ No ☒

EXPLANATORY NOTE

This Amendment No. 1 to this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007 was filed in order to restate the condensed consolidated financial statements as of and for the quarter ended March 31, 2007 to revise the accounting treatment for the acquisition of Nanjing New-Tailun Garments Co, Ltd, a Chinese limited liability company (“New-Tailun”) from Ever-Glory Enterprises (HK) Ltd, a British Virgin Islands company (“Seller”) on December 11, 2006.  The acquisition of New-Tailun was originally recorded at the fair value of the assets acquired. However, as a result of discussions with the Staff of the Securities and Exchange Commission, the Company determined that the acquisition of New-Tailun should have been accounted for as a merger of entites under common control in accordance with paragraph 11 of SFAS 141. Accordingly, the assets and liabilities of New-Tailun should have been recorded at their carrying amounts, not fair value.

    Part 1 has been amended herein to reflect this change. The CEO and CFO of the Company have also reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. This amendment does not otherwise update information in the original filing to reflect facts or events occurring subsequent to the date of the original filing.

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

	EVER-GLORY INTERNATIONAL TRAVEL GROUP, INC.

	FORM 10-QSB

	INDEX
		Page
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		3
PART I. FINANCIAL INFORMATION		4
Item 1.	Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheet as of March 31, 2007 (Restated)	4
	Condensed Consolidated Statements of Operations and Comprehensive income for
	three months ended March 31, 2007 and 2006	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March
	31, 2007 and 2006	6
	Notes to the Condensed Consolidated Financial Statements as of March 31, 2007	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Controls and Procedures	26
PART II. OTHER INFORMATION		23
Item 1.	Legal Proceedings	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 6.	Exhibits	24
SIGNATURES		25

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

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2007 (RESTATED AND UNAUDITED)

ASSETS
CURRENT ASSETS	(Restated)
Cash and cash equivalents	$1,298,417
Accounts receivable, net of allowances	4,934,186
Accounts receivable - related companies	2,266,184
Inventories, net	481,238
Other receivables and prepaid expenses	226,140
Total Current Assets	9,206,165

LAND USE RIGHT, NET	2,530,324
PROPERTY AND EQUIPMENT, NET	13,220,710
TOTAL ASSETS	$24,957,199

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,123,106
Accounts payable - a related company	420,013
Due to related parties	2,678,129
Other payables and accrued liabilities	3,154,476
Note payable	4,521,438
Value added tax	173,330
Income tax payable and other tax payable	96,063
Total Current Liabilities	12,166,555

LONG-TERM LIABILITIES
Due to a related company	4,297,221
TOTAL LIABILITIES	16,463,776

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY
Preferred stock ($.0001 par value, authorized 5,000,000 shares,
Nil shares issued and outstanding)	-
Series A Convertible Preferred Stock ($.0001 par value,
authorized 10,000 shares, 7,883 shares issued and outstanding)	1
Common stock ($.0001 par value, authorized 100,000,000 shares,
issued and outstanding 19,971,758 shares)	1,997
Common stock to be issued for acquisition (20,833,333 shares)	2,083
Additional paid-in capital	161,666
Retained earnings
Unappropriated	5,162,441
Appropriated	2,425,711
Accumulated other comprehensive income	739,524
Total Stockholders' Equity	8,493,423

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,957,199

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 (UNAUDITED)

NOTE 2.    RESTATEMENT OF FINANCIAL STATEMENTS

The acquisition by the Company of New-Tailun from Ever-Glory Hong Kong as originally reported was recorded at the fair value of the assets acquired. However, as a result of discussions with the Staff of the Securities and Exchange Commission, the Company determined that the acquisition of New-Tailun should have been accounted for as a merger of entities under common control in accordance with paragraph 11 of SFAS 141. Accordingly, the assets and liabilities of New-Tailun should have been recorded at their carrying amounts, not their fair values and the consolidated financial statements of the Company should have been prepared as if the merger had occurred retroactively. The Company has therefore restated the accounting for its acquisition of New-Tailun in its Unaudited Condensed Consolidated Balance Sheet and Unaudited Consolidated Statement of Stockholders' Equity. The Company's restatement had no effect on its net income or cash flows for the three months ended March 31, 2007.

A summary of significant effects of the restatement is as follows:

CONSOLIDATED BALANCE SHEETS	As of March 31, 2007
				Previously
	Restated	Adjustments		Reported

CURRENT ASSETS
Cash and cash equivalents	$1,298,417	$		$1,298,417
Accounts receivable, net of allowances	4,934,186			4,934,186
Accounts receivable - related companies	2,266,184			2,266,184
Inventories, net	481,238			481,238
Other receivables and prepaid expenses	226,140			226,140
Total Current Assets	9,206,165			9,206,165

GOODWILL, NET	-		(10,079,156)	10,079,156
LAND USE RIGHT, NET	2,530,324			2,530,324
PROPERTY AND EQUIPMENT, NET	13,220,710			13,220,710
TOTAL ASSETS	$24,957,199	$		$35,036,355

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,123,106	$		$1,123,106
Accounts payable - related companies	420,013			420,013
Due to related parties	2,678,129			2,678,129
Other payables and accrued liabilities	3,154,476			3,154,476
Value added tax	4,521,438			4,521,438
Income tax payable and other taxes payable	173,330			173,330
Notes payable	96,063			96,063
Total Current Liabilities	12,166,555			12,166,555

COMMITMENTS AND CONTINGENCIES	-			-

LONG-TERM LIABILITIES
Due to a related company	4,297,221			4,297,221
TOTAL LIABILITIES	16,463,776			16,463,776

STOCKHOLDERS' EQUITY
Preferred stock ($.0001 par value, authorized 5,000,000 shares,
Nil shares issued and outstanding)	-			-
Series A Convertible Preferred Stock ($.0001 par value,
authorized 10,000 shares, 7,883 shares issued and
outstanding)	1			1
Common stock ($.0001 par value, authorized 100,000,000 shares,
issued and outstanding 19,971,758 shares)	1,997			1,997
Common stock to be issued for acquisition (20,833,333 shares)	2,083			2,083
Additional paid-in capital	161,666		11,100,000	11,261,666
Retained earnings
Unappropriated	5,162,441		(782,264)	4,380,177
Appropriated	2,425,711		(195,566)	2,230,145
Accumulated other comprehensive income	739,524		(43,014)	696,510
Total Stockholders' Equity	8,493,423			18,572,579

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,957,199	$		$35,036,355

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 (UNAUDITED)

NOTE 3.    PRINCIPLES OF CONSOLIDATION

The accompanying March 31, 2007 unaudited condensed consolidated financial statements include the accounts of EGLY and its 100% owned subsidiaries Perfect Dream, Goldenway and New-Tailun.  All significant inter-company balances and transactions have been eliminated in consolidation.

NOTE 4.    USE OF ESTIMATES

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

NOTE 5.    CASH AND CASH EQUIVALENTS

For purpose of the unaudited condensed consolidated statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than 3 months.

NOTE 6.    LONG-LIVED ASSETS

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

NOTE 7.    FAIR VALUE OF FINANCIAL INSTRUMENTS

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
AS OF MARCH 31, 2007 (UNAUDITED)

NOTE 8.   FOREIGN CURRENCY TRANSLATION

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

NOTE 9.   FOREIGN CURRENCY TRANSLATION

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

NOTE 10. COMPREHENSIVE INCOME

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to United States Dollar is reported as other comprehensive income in the statements of operations and stockholders’ equity.

NOTE 11. RECLASSIFICATION

Certain 2006 balances in the Statement of Operation have been reclassified to conform with the 2007 presentation.

NOTE 12. INCOME PER SHARE

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

NOTE 13. SEGMENTS

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
AS OF MARCH 31, 2007 (UNAUDITED)

NOTE 14. RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 15. INVENTORIES

Inventories at March 31, 2007 consisted of the following:
Raw materials	$215,890
Work-in-progress	70,194
Finished goods	195,154
481,238
Less: provision of obsolescence	-
Inventories, net	$481,238

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 (UNAUDITED)

NOTE 16.  NOTES PAYABLE

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

NOTE 17.  NET INCOME PER SHARE

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
AS OF MARCH 31, 2007 (UNAUDITED)

NOTE 18.  SEGMENTS

The following is geographic information of the Company’s revenue from third parties for the period ended March 31:
	2007	2006

Europe	$6,685,080	$3,015,273
United States	2,634,287	1,344,675
Japan	1,765,787	372,267
The People Republic of China	317,547	353,034
Russia	-	144,271
	$11,402,701	$5,229,520

NOTE 19.  SHAREHOLDERS’ EQUITY

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
AS OF MARCH 31, 2007 (UNAUDITED)

NOTE 20. RELATED PARTY TRANSACTIONS

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

As of March 31, 2007, the Company owed $670,306 for advance to a related company which is owned by a stockholder. The amount is interest-free and is repayable on demand.

As of March 31, 2007, the Company owed $7,823 for advance to a stockholder. The amount is interest-free and is repayable on demand.

As of March 31, 2007, the Company owed $2,000,000 for merger of New-Tailun to a related company which owned by a stockholder.

On November 9, 2006, the Company entered into a purchase agreement with a related company which is controlled by a shareholder and director of the Company whereby the related company sold all of its shares in New-Tailun to the Company.  Pursuant to the terms of the purchases agreement, the Company will pay to a related company an amount of $2,000,000 in cash and common stock of EGLY equivalent to $10,000,000 on the date of the transfer within 90 days of the closing of the New-Tailun transaction.  As of March 31, 2007, the Company owed $2,000,000 and 20,833,333 shares of the EGLY’s restricted common stock to a related company for consideration of the New-Tailun transaction.

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 (UNAUDITED)

NOTE 21. COMMITMENTS

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

NOTE 22. CONTINGENCIES

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

NOTE 23. CONCENTRATIONS AND RISKS

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

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Internal Controls

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have assessed the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-15(e) as of the end of the period covered by this report. Based on that assessment, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2007 because of the material weaknesses identified and described below.

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

•
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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

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

EVER-GLORY INTERNATIONAL GROUP, INC.
	By:	/s/ Guo Yan
Date: July 11, 2007		Guo Yan
Chief Financial Officer
(Principal Financial and Accounting Officer)