Form 10QSB
period 2007-06-30
Ever-Glory International Group, Inc.
filed 2007-08-14
CIK 943184

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

Commission file number: 0-28806

EVER-GLORY INTERNATIONAL GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Florida	65-0420146
(State or other jurisdiction of	(IRS Employer identification No.)
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

Number of shares of common stock outstanding as of June 30, 2007: 19,971,758

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

•	the acceptance in the marketplace of the Company’s new products and changes in consumer preferences;
•	reductions in sales of products, either as the result of economic or other conditions, or reduced consumer acceptance of a product, could result in a buildup of inventory;
•	the ability to source raw materials and finished products at favorable prices to the Company;
•	the potential impact of power crises on the Company’s operations including temporary blackouts at the Company’s facilities;
•	foreign currency exchange rate fluctuations;
•	earthquakes or other natural disasters;
•	the Company’s ability to identify and successfully execute cost control initiatives;
•	the impact of quotas, tariffs, or safeguards on the importation or exportation of the Company’s products; and
•	other risks outlined above and in the Company’s other filings made periodically by the Company.

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

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2007 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$430,217
Accounts receivable, net	5,907,370
Accounts receivable - related companies	153,721
Inventories, net	973,777
Other receivables and prepaid expenses	185,219
Total Current Assets	7,650,304

PROPERTY AND EQUIPMENT, NET	10,906,513

LAND USE RIGHTS, NET	2,555,790
TOTAL ASSETS	$21,112,607

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,495,840
Accounts payable - related companies	1,272,674
Other payables and accrued liabilities	409,554
Due to related parties	2,214,688
Notes payable	1,967,265
Value added tax	176,445
Other tax payables	20,831
Total Current Liabilities	7,557,297

LONG-TERM LIABILITIES
Due to a related company	4,356,755
TOTAL LIABILITIES	11,914,052

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY
Preferred stock ($.0001 par value, authorized 5,000,000 shares,
Nil shares issued and outstanding)	-
Series A Convertible Preferred Stock ($.0001 par value,
authorized 10,000 shares, 7,883 shares issued and outstanding)	1
Common stock ($.0001 par value, authorized 100,000,000 shares,
issued and outstanding 19,971,758 shares)	1,997
Common stock to be issued for acquisition (20,833,333 shares)	2,083
Additional paid-in capital	161,666
Retained earnings
Unappropriated	5,635,829
Appropriated	2,425,711
Accumulated other comprehensive income	971,268
Total Stockholders' Equity	9,198,555

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,112,607

The accompanying notes are an integral part of these condensed consolidated financial statements

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(UNAUDITED)

		For the three		For the six
	For the three	months ended	For the six	months ended
	months ended	June 30, 2006	months ended	June 30, 2006
	June 30, 2007	(Restated)	June 30, 2007	(Restated)

NET SALES
To related parties	$119,844	$13,019	$146,860	$13,019
To third parties	9,457,270	9,213,532	20,859,971	14,443,052
Total net sales	9,577,114	9,226,551	21,006,831	14,456,071

COST OF SALES
From related parties	(243,975)	(1,482,686)	(899,785)	(2,292,860)
From third parties	(7,911,144)	(6,273,546)	(16,980,266)	(9,784,012)
Total cost of sales	(8,155,119)	(7,756,232)	(17,880,051)	(12,076,872)

GROSS PROFIT	1,421,995	1,470,319	3,126,780	2,379,199

OPERATING EXPENSES
Selling expenses	108,936	150,509	264,195	269,684
Professional fees	139,607	173,759	318,097	346,520
General and administrative expenses	497,843	287,637	934,443	436,470
Depreciation and amortization	73,534	8,151	134,273	16,860
Total Operating Expenses	819,920	620,056	1,651,008	1,069,534

INCOME FROM OPERATIONS	602,075	850,263	1,475,772	1,309,665

OTHER INCOME (EXPENSES)
Interest income	2,159	629	3,537	1,370
Interest expenses	(129,600)	(48,194)	(261,890)	(58,130)
Other income	5,424	4,848	5,450	12,083
Other expenses	(41)	-	(125)	-
Total Other Expenses, net	(122,058)	(42,717)	(253,028)	(44,677)

INCOME BEFORE INCOME TAX EXPENSE	480,017	807,546	1,222,744	1,264,988

INCOME TAX EXPENSE	(6,629)	(75,679)	(82,323)	(142,531)

NET INCOME	473,388	731,867	1,140,421	1,122,457

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	231,744	151,246	362,080	238,307

COMPREHENSIVE INCOME	$705,132	$883,113	$1,502,501	$1,360,764

Net income per share-basic	$0.01	$0.02	$0.03	$0.03

Net income per share-diluted	$0.00	$0.01	$0.01	$0.01

Weighted average number of shares
outstanding during the period-basic	40,805,091	40,805,091	40,805,091	40,805,091

Weighted average number of shares
outstanding during the period-diluted	100,720,079	100,720,079	100,720,079	100,720,079

The accompanying notes are an integral part of these condensed consolidated financial statements

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

		For the six months
	For the six months	ended June 30, 2006
	ended June 30, 2007	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,140,421	$1,122,457
Adjusted to reconcile net income to cash (used in) provided
by operating activities:
Depreciation and amortization - cost of sales	222,980	94,565
Depreciation and amortization	134,273	16,860
Loss on disposal of fixed assets	-	2,467
Changes in operating assets and liabilities

(Increase)decrease in:
Accounts receivable	462,349	(1,211,181)
Accounts receivable - related companies	3,996,241	(3,449,231)
Other receivable and prepaid expenses	(98,158)	(41,533)
Inventories	(206,105)	(88,570)
Increase (decrease) in:
Accounts payable	568,736	513,915
Accounts payable - related companies	(1,774,575)	2,196,303
Other payables and accrued liabilities	(161,697)	(169,563)
Value added tax payables	(30,258)	308,260
Income tax and other tax payables	(41,615)	(47,969)
Net cash provided by (used in) operating activities	4,212,592	(753,220)

CASH FLOWS FROM INVESTING ACTIVITIES
Contribution by stockholder	-	900,000
Purchase of property and equipment	(1,538,683)	(2,143,764)
Net cash used in investing activities	(1,538,683)	(1,243,764)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a related parties	(286,263)	2,595,158
Repayment of notes payable	(4,527,814)	-
Proceeds from notes payable	1,940,492	-
Net cash (used in) provided by financing activities	(2,873,585)	2,595,158

EFFECT OF EXCHANGE RATE ON CASH	(30,203)	105,189

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(229,879)	703,363

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	660,096	1,467,245

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$430,217	$2,170,608

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest expenses	$128,061	$19,778

Cash paid during the period for:
Income taxes	$124,373	$190,387

The accompanying notes are an integral part of these condensed consolidated financial statements

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

NOTE 1.	ORGANIZATION AND BASIS OF PRESENTATION

Ever-Glory International Group, Inc. (“EGLY”) was incorporated in Florida on October 19, 1994.

Perfect Dream Limited (“Perfect Dream”) a wholly owned subsidiary of EGLY, was incorporated in the British Virgin Islands on July 1, 2004. Goldenway Nanjing Garments Company Limited (“Goldenway”), a wholly owned subsidiary of Perfect Dream, was incorporated in the People's Republic of China ("PRC") on December 31, 1993. Goldenway is principally engaged in the manufacturing and sale of garments.

On November 9, 2006, Perfect Dream entered into a purchase agreement with Ever-Glory Enterprises (HK) Limited (“Ever-Glory Hong Kong”) whereby Ever-Glory Hong Kong sold 100% interest of Nanjing New-Tailun Garments Company Limited (“New Tailun”) to Perfect Dream (the “New-Tailun transaction”). Pursuant to the terms of the purchases agreement, Perfect Dream paid Ever-Glory Hong Kong an amount of $2,000,000 in cash in June 2007 and will issue 20,833,333 shares of the EGLY’s restricted common stock having a value of $10,000,000, such value of shares were based on the preceding 30-day average of high bid and the low ask price for the EGLY’s common stock on the date of the transfer within 90 days of the closing of the New-Tailun transaction. The New-Tailun transaction closed on December 30, 2006.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company’s financial position at June 30, 2007, the results of operations for the three-month and six-month periods ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006. The results for the period ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007.

NOTE 2.	PRINCIPLES OF CONSOLIDATION

The accompanying June 30, 2007 unaudited condensed consolidated financial statements include the accounts of EGLY and its 100% owned subsidiaries Perfect Dream, Goldenway and New-Tailun. All significant inter-company balances and transactions have been eliminated in consolidation.

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

NOTE 3.	BUSINESS COMBINATIONS BETWEEN ENTITIES UNDER COMMON CONTROL
The Company entered into a purchase agreement, dated November 9, 2006, with Ever-Glory Hong Kong to acquire 100% interest of New-Tailun. Pursuant to the terms of the purchases agreement, the Company paid Ever-Glory Hong Kong an amount of $2,000,000 in cash in June 2007 and will issue 20,833,333 shares of the company’s restricted common stock having a value of $10,000,000, such value of shares were based on the preceding 30-day average of high bid and the low ask price for the common stock on the date of the transfer within 90 days of the closing of transaction. The New-Tailun transaction closed on December 30, 2006.

This transaction was accounted for as a merger of entities under common control. Accordingly, the operations of New-Tailun for the period from March 27, 2006 (inception) to June 30, 2006 was included in the consolidated financial statements as if the transactions had occurred at the beginning of the first period presented, each account stated at its historical cost. In this regard, the prior year’s financial statements and financial information have been restated to combine the previously separate entities to furnish comparative information. The results of the restatement were to increase the total assets as of June 30, 2006, the total liabilities as of June 30, 2006 and the net income for the six months ended June 30, 2006 by $1,738,325, $2,492,807 and 345,271 respectively, and to decrease the shareholder’s equity by $754,482.

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

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

NOTE 7.	REVENUE AND COST RECOGNITION

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

NOTE 8.	FOREIGN CURRENCY TRANSACTIONS

EGLY, Perfect Dream, Goldenway and New-Tailun maintain their accounting records in their functional currencies of US$, US$, RMB and RMB respectively.

Foreign currency transactions during the period are translated to the functional currency at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date. No-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statement of operations.

NOTE 9.	FOREIGN CURRENCY TRANSLATION

The financial statements of Goldenway and New-Tailun (whose functional currency is the RMB) are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All exchange differences are recorded within equity. Translation gain for the periods ended June 30, 2007 and 2006 were $362,080 and $238,307 respectively.

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
AS OF JUNE 30, 2007 (UNAUDITED)

NOTE 13.	SEGMENTS

The Company adopted Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information “(“SFAS 131”). SFAS establishes standards for operating information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decision how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company’s principal operating segments. The Company operates in a single segment.

NOTE 14.	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not expect the adoption of FIN 48 to have an impact on the Company’s results of operations or financial condition.

In September 2006, FASB issued Statement 157, “Fair Value Measurements”. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principle market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have an impact on the Company’s results of operations or financial condition.

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

NOTE 15.	INVENTORIES

Inventories at June 30, 2007 consisted of the following:

Raw materials	$261,499
Work-in-progress	118,600
Finished goods	593,678
973,777
Less: provision of obsolescence	-
Inventories, net	$973,777

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

NOTE 16.	NOTES PAYABLE

Balance at June 30, 2007:

Note payable to a bank, interest rate of 0.45035% per month,	655,755
collateralized by buildings of the Company, due August 14, 2007
Note payable to a bank, interest rate of 0.51166% per month,	655,755
collateralized by buildings of the Company, due December 6, 2007
Note payable to a bank, interest rate of 0.52796% per month,	655,755
collateralized by buildings of the Company, due December 18, 2007
1,967,265
Less: current maturities	(1,967,265)
$-

Maturities are as follows:
For the period ending June 30,
2008	$1,967,265

Interest paid for the six months ended June 30, 2007 and 2006 was $128,061and $19,778 respectively.

NOTE 17.	NET INCOME PER SHARE

The following is net income per share information at June 30:

	2007	2006

Net income	$1,140,421	$1,122,457

Basic weighted-average common stock outstanding	40,805,091	40,805,091
Effect of dilutive securities
Series A Convertible Perferred Stock	59,914,988	59,914,988
Diluted weighted-average common stock outstanding	100,720,079	100,720,079

Net income per share - basic	$0.03	$0.03

Net income per share - diluted	$0.01	$0.01

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

NOTE 18.	STOCKHOLDERS’ EQUITY

(A)	Series A Convertible Preferred stock

The Company authorized 10,000 shares of Series A Convertible Preferred Stock, with a par value of $0.0001 per share.

Each share of the Series A Convertible Preferred Stock had upon issuance the same voting, dividend and liquidation rights as 1,000 shares of common stock and will convert back into common stock at such time as the Company is able to increase the number of authorized shares of common stock. Effective November 8, 2005, the Company effected a 7.6-for-1 forward stock split on the remaining outstanding 2,627,861 shares, which increased the number of outstanding shares to 19,971,743 shares. Under the adjustment provisions of the Series A Convertible Preferred Stock, the conversion, voting, dividend and liquidation ratios of the Series A Convertible Preferred Stock were all increased by the forward stock split from 1,000 for one to 7,600 for one (a total of 59,914,988 shares of common stock fully converted). The Series A Convertible Preferred Stock will be converted back into common stock at such time as the number of shares of authorized common stock is increased to 100,000,000 or more via a proposed amendment to the Articles of Incorporation. The relative voting and equity ownership of the Company’s stockholders was unchanged by the exchange for Series A Convertible Preferred Stock and the forward stock split. If all the Series A Convertible Preferred Stock were converted as of June 30, 2007, there would be 79,886,746 outstanding shares of common stock.

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

During 2007 and 2006, the Company sub-contracted certain manufacturing work valued at $775,117 and $2,114,885 respectively to six related companies which are controlled by a shareholder and director of the Company. The Company provided the raw materials to the sub-contractor who charged the Company a fixed labor charge for the sub-contracting work.

During 2007 and 2006, the Company purchased raw materials valued at $124,668 and $177,975 respectively from a related company which is controlled by a shareholder and director of the Company.

As of June 30, 2007 the Company owed $295,225, to four related companies which are controlled by a shareholder and director of the Company for sub-contracting work done and inventory purchases made.

During 2007 and 2006, the Company sold products and provided sub-contracting services totaling $146,860 and 13,019 respectively to a related company which is controlled by a shareholder and director of the Company. As of June 30, 2007 accounts receivable from two related companies amounted to $153,721 for products sold and sub-contracting services provided.

A related company which is controlled by a shareholder and director of the Company provides treasury services to the Company by negotiating all of the Company’s letters of credit and receiving proceeds thereon and paying creditors for inventory purchases made by the Company. As of June 30, 2007, Company owed $977,449 to a related company.

During 2007 and 2006, the Company received rental income of $Nil and $9,375 respectively for the lease of factory space to a related company which is controlled by a shareholder and director of the Company.

During 2007, the Company paid rent of $12,937 for factory and office spaces leased from a related company which is controlled by a shareholder and director of the Company.

As of June 30, 2007 the Company owed an aggregate of $4,356,755 to a related company which is controlled by a shareholder and director of the Company for advances made. Interest is charged at 6% per annum on the amounts due. The loan is repayable to the related company between July 2010 and April 2011. During 2007 and 2006, the Company paid interest of $118,229 and $38,352 respectively to the related company.

As of June 30, 2007, the Company owed a related company owned by a stockholder $1,650,000 for a short term advance which is interest free and repayable on demand.

As of June 30, 2007, the Company owed $564,688 for advances to a related company which is owned by a stockholder. Interest is charged at 6% per annum on the amounts due. During 2007, the Company paid interest of $15,600 to the related company.

On November 9, 2006, the Company entered into a purchase agreement with a related company which is controlled by a shareholder and director of the Company whereby the related company sold all of its shares in New-Tailun to the Company. The Company paid to a related company an amount of $2,000,000 in cash in June 2007 and will issue common stock of EGLY equivalent to $10,000,000.

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

On August 1, 2007, the Company filed the Definitive 14C information statement for the acquisition of Nanjing Catch-Luck Garments Company Limited. The Information Statement was mailed to the shareholders on August 7, 2007 and the Catch-Luck transaction is expected to be legally closed on August 27, 2007.

NOTE 20.	COMMITMENTS AND CONTINGENCIES

(A)	Commitments

According to the Articles of Association of Goldenway, Goldenway has to fulfill registered capital requirements of $17,487,894 within three years from February 2, 2005. As of June 30, 2007, the Company has fulfilled $2,630,000 of its registered capital requirements and has a registered capital commitment of $14,857,894, which is payable by February 1, 2008.

(B)	Operating lease commitment

The Company leases factory and office spaces from a related company under an operating lease which expires on March 31, 2008 at an annual rental of $25,873. Accordingly, for the period ended June 30, 2007, the Company recognized rental expense for these spaces in the amount of $12,937

As of June 30, 2007, the Company has outstanding commitments of $19,405 with respect to the above non-cancelable operating lease, which are due in 2008.

NOTE 21.	CONTINGENCIES

The Company accounts for loss contingencies in accordance with SFAS 5 “Accounting for Loss Contingencies”, and other related guidance. Set forth below is a description of certain loss contingencies as of June 30, 2007 and management’s opinion as to the likelihood of loss in respect of each loss contingency.

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

On April 17, 2006, Mark B. Aronson filed a Complaint against the Company in the United States Court of common pleas of Allegheny County Pennsylvania. The action alleges that Company violated the Pennsylvania Unsolicited Telecommunication Advertisement Act to spam emails to plaintiff to purchase its shares of common stock. The action seeks an award of damages in excess of $12,100. The Company denies that it was a party to such email spamming activities and intends to vigorously defend its legal position, with the case now in the initial phase of discovery.

On January 4, 2007, the case was dismissed without prejudice by the Plaintiff. To date, no settlement agreement has been discussed between the Company and the Plaintiff

In May, 2007, Plaintiff Douglas G. Furth has filed a Second Amended Complaint in the Litigation asserting claims against EGLY and other principal parties. The Company denied all the claims and has filed the responses and objections to Plaintiff’s First Request and asked for the dismissal with prejudice by the plaintiff. No payment was made to plaintiff and no settlement has been discussed between the Company and the Plaintiff.

Accordingly, no provision has been made to the above claim as of June 30, 2007.

NOTE 22.	CONCENTRATIONS AND RISKS

During 2007 and 2006, 100% of the Company’s assets are located in China.

The Company principally relied on two customers for its revenue for the six months ended June 30, 2007 and on three customers for its revenue for the six months ended June 30, 2006, detail of which are as follows:

	Customer A	Customer B	Customer C
During
2007	36%	21%
2006	26%	26%	14%

At June 30, 2007, accounts receivable to those customers totaled $3,971,077.

The Company relied on one supplier for 16% and 26% respectively of its materials for the six months ended June 30, 2007 and 2006.

The following is geographic information of the Company’s revenue earned for the period ended June 30:

	2007	2006

Europe	$11,346,160	$7,655,016
United States	5,764,206	3,310,159
Japan	3,185,660	2,316,020
The People Republic of China	698,418	666,001
Canada	12,387	243,553
Russia	-	265,322
	$21,006,831	$14,456,071

NOTE 23.	SUBSEQUENT EVENTS

As stated on note 19 on August 1, 2007 the Company filed the Definitive 14C information statement for the acquisition of Nanjing Catch-Luck Garments Company Limited. The Information Statement was mailed to the shareholders on August 7, 2007. The transaction is expected to be legally closed on August 27, 2007.

On August 2, 2007, the Company entered into subscription agreements with six accredited investors for the issuance and sale of $2,000,000 principal amount of its secured convertible notes and warrants in a private placement. The Financing closed on August 6, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Ever-Glory and its subsidiaries (the “Company”) manufacture apparel for men, women and children for primarily middle to high-grade well-known casual wear, sportswear and outerwear brands and for a variety of companies. All of its products are exported to Japan, Europe and the United States. The Company’s customers include large retailers and well-known brands. The Company is the result of a merger of Andean Development Corporation, a corporation organized under the laws of the State of Florida (“Andean”); and Perfect Dream Limited, a corporation organized under the laws of British Virgin Islands “Perfect Dream”). Andean was formed on October 19, 1994 and engaged in the business of providing engineering and project management services and electrical and mechanical equipment for energy and private works projects. As of June 30, 2005, Andean had zero assets and liabilities of $57,000. Perfect Dream was incorporated on July 1, 2004 in the British Virgin Islands. In January of 2005, Perfect Dream acquired 100% of Goldenway Nanjing Garments Co., Ltd (“Goldenway”).

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

On December 30, 2006, the Company through its wholly owned subsidiary, Perfect Dream Ltd, a British Virgin Islands corporation, consummated the acquisition of 100% of the capital stock of Nanjing New-Tailun Garments Co, Ltd, a Chinese limited liability company (“New-Tailun”) from Ever-Glory Enterprises (HK) Ltd, a British Virgin Islands corporation (“Seller”). The purchase price consisted of a combination of 20,833,333 shares of EGLY’s common stock and $2,000,000 in cash. New Tailun is a 100% foreign-owned enterprise incorporated in People’s Republic of China and is engaged in the manufacturing and sale of garments. New-Tailun has a staff of over 800 people with the annual production capacity of about 2.5million pieces. New Tailun’s financial statements are included in the Company’s consolidated financial statements. Management believes that the acquisition of New Tailun will enables Company to facilitate its increased production, strengthen the Company’s outsourcing bases and supplement the Company’s product lines.

In the six months ended June 30, 2007, approximately 54 % of the Company’s revenues came from customers in Europe, 27 % from customers in the United States, 15 % from customers in Japan, 3 % from customers in China. In the six months ended June 30, 2006, two customers represented approximately 57 % of the Company’s sales. Management believes that the relationship with these customers is good.

The Company purchases the majority of its raw materials directly from numerous local fabric and accessories suppliers. The Company may also purchase finished goods from other contract manufacturers. One supplier represented approximately 16 % of the Company’s raw materials purchases in the six months ended June 30, 2007. The Company has not experienced difficulty in obtaining raw materials essential to its business and management believes that the relationship with its suppliers is good.

In 2006, the Company operated two factories respectively in the Nanjing Jiangning Economic and Technological Development Zone and Shangfang Town,Jiangning District in Nanjing, China.

The Company made a deposit to purchase a fifty-year land use right on 112,442 square meters of land in Nanjing Jiangning Economic and Technological Development Zone. The land contains an existing facility of 26,629 square meters, which includes manufacturing and office space. On April 7, 2006, the Company closed the transaction with the local government of Nanjing City. On June 24, 2006, the Company obtained the title to the land for the land use rights for 50 years. By the end of 2006, the Company completed the construction of the new office buildings and the new factory. The Company has been consolidating its operation into its new headquarters and manufacturing facility since January 2007. The new manufacturing facility occupies an area of 10,000 square meters and is equipped with state-of-the-art equipment. After moving into the new office buildings, the Company conducted an appraisal of the completed construction and the quality of raw materials used in construction and found that some of the construction materials and workmanship did not meet the Company’s quality requirement. After much negotiation, the Company came up with a settlement with the construction company, resulting in a reduction in the payment of construction cost of approximately $1.6 million. This amount was reflected as a reduction of our accounts payable and fixed assets in the second quarter financial statements.

Two factories employ a staff of over 1200 people with an annual production capacity of over 3million pieces. All of the Company’s work force is non-union, and the Company considers its relations with its employees to be satisfactory.

In 2007, all Chinese manufacturers of certain garments were subject to aggregate export quotas, or limitations, to the United States and Europe. Although certain of the Company’s apparel products fall within the categories subject to the quotas with respect to exports to the United States and Europe, the Chinese government allocated a portion of the aggregate export quota to the Company based upon the amount of product that the Company exported in the prior year. The imposition of such quotas did not have a material affect on the Company’s net sales and its net margin. See Results of Operations below. As a result of the Company’s prior export performance, it was awarded a sufficient portion of the export quotas to enable it to increase its sales to customers in Europe and the U.S. despite the reinstitution of export quotas. The Company believes that its customer mix and its ability to adjust the types of apparel it man ufactures will mitigate its exposure to such trade restrictions in the future.

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

Results of Operations

Three Months Ended June 30, 2007 Compared To Three Months Ended June 30, 2006

Revenues, Cost of Sales and Gross Margin

Revenues for the quarter ended June 30, 2007 were $ 9,577,114 an increase of 3.8 % from $ 9,226,551 for same quarter in 2006. Our increase in revenues was primarily attributable to a slight increase in sales to customers in the U.S.market as compared to 2006.

Cost of sales for the quarter ended June 30, 2007 was $8,155,119 , an increase of $ 398,887 from $ 7,756,232 for the quarter ended June 30, 2006. As a percentage of revenues, cost of sales increased to approximately 85.15 % for the three months ended June 30, 2007 from approximately 84.06 % for the quarter ended June 30, 2006. Consequently, gross margin as a percentage of revenues decreased to approximately 14.85 % for the three months ended June 30, 2007 from approximately 15.94 % for the three months ended June 30, 2006. The 1% increase in costs of sales and decrease of gross margin was mainly due to the increase for purchase price of raw materials as a result of the appreciation of exchange rate of RMB to US dollars which could not be passed totally to our customers during the quarter. . From April 1 to June, 30, the RMB to US dollar exchange rate increased from 7.74 to 7.62. an increase of 1.5%.

Operating Expenses

Selling expenses as of June 30, 2007 decreased by 27.62 % from $ 150,509 in 2006 to $ 108,936 in 2007. The decrease in selling expenses was mainly attributable to an decrease in the bidding expenses for export quotas to Europe and US markets.

General and Administrative expenses totaled $497,843 for the three months ended June 30, 2007, an increase of $210,206 or 73% from $ 287,637 for the three months ended June 30, 2006 . The great increase was mainly attributable to several factors. Firstly, the Company paid an annual tax of about $48,916 for our new land and building in which is due every May starting 2007. Secondly, the purchase expenses for the new manufacturing and office equipments increased by $40,913 as a result of furnishing our new factory and office building. Thirdly, the management salaries and life insurance expenses increased by $77,184 due to the expansion of our businesses and lastly, the Company had a foreign exchange loss of $39,700 as a result of the appreciation of RMB against the US dollar.

Professional fees associated with our trading activities on the OTCBB market totaled $ 139,607 for the three months ended June 30, 2007 , an decrease of $34,152 from $ 173,759 for the three months ended June 30, 2006 .

Depreciation and amortization
Depreciation and amortization expenses increased $65,383 or 802 % from $8,151 in 2006 to $73,534 in 2007. The increase was mainly due to the completion of the new land and manufacturing facilities.

Interest Expenses
Interest Expenses increased $81,406 or 169% from $48,194 in 2006 to $129,600 in 2007. The increase was mainly attributable to the increase of our borrowings from local bank as compared to 2006.

Income before income taxes expense for the three months ended June 30, 2007 was $480,017, an decrease of $327,529 or 40.56% from $807,546 for the three months ended June 30, 2006. The decrease was due largely to the big increase of our general and administrative expenses as well as the depreciation and amortization expenses as compared to the same quarter in 2006

Six Months Ended June 30, 2007 Compared To Six Months Ended June 30, 2006

Revenues, Cost of Sales and Gross Margin

Revenues for the six months ended June 30, 2007 were $21,006,831 an increase of 45.31 % from $ 14,456,071 for same period in 2006. Our increase in revenues was primarily attributable to an overall increase in sales to customers in Europe, the U.S., Japan and China. As of June 30, 2007, sales to customers in Europe increased by $3,691,144 or 48%, sales to customers in the U.S. increased by $2,454,047 or 74%, sales to customers in Japan increased by $869,640 or 37.5%, sales to customers in China increased by $ 32,417 or 4.87% as compared to 2006.

Cost of sales for the six months ended June 30, 2007 was $17,880,051, an increase of $ 5,803,179 from $12,076,872 for the six months ended June 30, 2006. As a percentage of revenues, cost of sales increased to approximately 85.12% for the six months ended June 30, 2007 from approximately 83.54% for the six months ended June 30, 2006. Consequently, gross margin as a percentage of revenues decreased to approximately 14.88% for the six months ended June 30, 2007 from approximately 16.46% for the six months ended June 30, 2006. The decrease of gross margin was mainly attributable to the increase of purchase price of raw materials as a result of the appreciation of exchange rate of RMB to US dollars.

Operating Expenses

Selling expenses as of June 30, 2007 decreased by 2% from $269,684 in 2006 to $264,195 in 2007. The decrease in selling expenses was mainly attributable to the decrease of bidding expenses for export quotas to Europe and US markets.

General and administrative expenses totaled $934,443 for the six months ended June 30, 2007, a big increase of $ 497,973 from $ 436,470 for the six months ended June 30, 2006. The increase was mainly attributable to several factors. Firstly, the Additional payment of $48,916 for our new land and building taxes incurred in every May from 2007. Secondly, the purchase price for new manufacturing and office equipments increased $82,434. Thirdly, the management salaries and life insurance expenses increased by 297,802 due to the expansion of our business and the acquisition of New-Tailun. Lastly, the Company had a foreign exchange loss of $39,700 as a result of the appreciation of RMB against the US dollar.

Professional fees associated with our trading activities on the OTCBB market totaled $318,097 for the six months ended June 30, 2007, an decrease of $28,423 or 8.2% from $346,520 for the six months ended June 30, 2006.

Income before taxes for the six months ended June 30, 2007 was $1,140,421, an increase of $17,964 from $1,122,457 for the six months ended June 30, 2006. The slight increase was achieved as a result of the Company’s gradual digestion of the big increase of general and administrative and depreciation and amortization expenses for the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, the Company had cash and cash equivalents of $430,217, other current assets of $7,220,087 and current liabilities of $7,557,297. To date, the Company has financed its operations primarily from operations and cash flow from operations is expected to continue to be the Company’s primary source of funds to finance its short-term cash needs.

Net cash provided by operating activities as of June 30, 2007 was $4,212,592, compared with same quarter in 2006 net cash used in operating activities of $753,220. The Company’s primary source of operating cash flow was net income of $1,140,421. During this period, the Company has strengthened its effort in the collection of account receivables from its related parties. The increase in our net cash was attributable to a significant decrease in accounts receivable of $4,458,590.

Net cash used in investing activities was approximately $ 1,538,683 as of June 30, 2007, compared with $ 1,243,764 in the same quarter of 2006. The increase was primarily attributable to increase of purchase expenses for the new manufacturing and office equipments.

Net cash used in financing activities as of June 30, 2007 was $2,873,585, compared with same quarter in 2006 net cash provided by financing activities of $2,595,158. The big decrease was attributable to the payment of borrowings in the amount of $4,527,814 from the local bank during the quarter.

On August 15, 2006, Goldenway entered into credit agreements with the local bank, Nanjing City Commercial Bank, for the authorization of borrowing an aggregate principal amount of up to $6.41 million within 24 months. The loans were secured by our new facilities and were used to fund the construction costs as well as our daily operation. As of June 30, 2007, we have borrowed $1,967,265. The borrowings can be extended upon maturities on demands within the 24 months. We plan to repay the loans with the cash flows from our operation. In the event we do not have available cash flows from our operation to repay these loans, we will consolidate and refinance the loans upon maturities. There are no financial ratios or tests are included in the Company’s credit facility.

In addition, as of June 30, 2007, the Company has borrowed $4,356,755 from a related party for the main purpose of funding the increased registered capital of Goldenway. Interest paid to this related party totaled $118,269 as of June 30, 2007.

Capital Commitments

Pursuant to the Articles of Association of Goldenway, registered capital of approximately $17.5 million must be paid into Goldenway by February 1, 2008. The increased registered capital will be paid-in in installments within three years of the issuance of Goldenway’s updated business license. As of June 30, 2007, the Company has paid $2.6 million of its registered capital requirements. The remaining $14.9 million is due on February 1, 2008. The Company anticipates that cash flows from operations and borrowings from banks will be used to pay for these capital commitments.

Uses of Liquidity

The Company’s cash requirements as of June 30, 2007 are primarily to fund operations. The Company also plans to acquire additional manufacturing capacity in the future to strengthen and stabilize its manufacturing base. The Company is also looking to establish its own distribution and logistics channels in overseas markets and to launch its own brand directly to the Chinese market. In addition, the Company will need to make the required capital contributions to its subsidiary, Goldenway.

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

As of June 30, 2007, the Company had outstanding borrowings under a credit facility with a bank of approximately $1,967,265. As of June 30, 2007, the Company did not have any standby letters of credit or standby repurchase obligations.

Foreign Currency Translation Risk.

The Company’s major operations are in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the Chinese Renminbi. Sales of the Company’s products are in dollars. During 2003 and 2004 the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. In 2006, the RMB kept on appreciating to the dollar. As of June 30, 2007, the market foreign exchanges rate was increased to 7.62 RMB to one dollar. As a result, the ongoing appreciation of RMB to dollar negatively impacted our gross margins for the three and six months June 30, 2007. We are always negotiating order price adjustments with most of our customers based on the changing market foreign exchange rates, which we believe will redu ce our exposure to exchange rate fluctuations in the future and pass some increase of the cost to our customers.

In addition, the financial statements of Goldenway and New-Tailun (whose functional currency is the RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity. The foreign currency translation gain for the periods ended June 30, 2007 and 2006 were $362,080 and $238,307, respectively.

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

Net sales to our two largest customers totaled approximately 57% and 52 % of total net sales for the six months ended June, 30 2007 and 2006, respectively. Our largest customer accounted for approximately 36% and 26% of net sales for the six months ended June 30, 2007 and 2006. The garment manufacturing industry has experienced substantial consolidation in recent years, which has resulted in increased customer leverage over suppliers, greater exposure for suppliers to credit risk and an increased emphasis by customers on inventory management and productivity.

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

In the second quarter of 2007, resulting from comments by and discussions with the Staff of the SEC related to the Company’s Preliminary Information Statement on Form 14C, the Company and its independent registered public accounting firm recognized that our internal controls had material weaknesses. We are restating our results of operations for the year ended December 31, 2006 and our quarterly results for the quarter ended March 31, 2007 as a result of our purchase accounting for the acquisition of New-Tailun completed on December 11, 2006.

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

We rely on various information technology systems to manage our operations and we regularly evaluate these systems against our current and expected requirements. Although we have no current plans to implement modifications or upgrades to our systems, we will eventually be required to make changes to legacy systems and acquiring new systems with new functionality. We do anticipate that the aggregate cost of updating such systems will be approximately $600,000 over the next 36 months. We will also continue to self-develop and update our information systems on a timely basis to meet our business expansion needs Any information technology system disruptions, if not anticipated and appropriately mitigated, could have an adverse effect on our business and operations.

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

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Internal Controls

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have assessed the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-15(e) as of the end of the period covered by this report. Based on that assessment, our management has concluded that our internal control over financial reporting was not effective as of June 30, 2007 because of the material weaknesses identified and described below.

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

Given the presence of material weaknesses in our internal control over financial reporting, there is a more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our financial reporting process includes extensive procedures we undertake in order to obtain assurance regarding the reliability of our published financial statements, notwithstanding the material weaknesses in internal control. We have expanded our review of accounting for business combinations to help compensate for our material weaknesses in order to provide assurance that the financial statements are free of material inaccuracies or omissions of material fact. As a result, management, to the best of its knowledge, believes that (i) the report does not contain any untrue statements of a material fact or omits any material fact and (ii) the consolidated financial statements and other financial information included in this report for the quarter ended June 30, 2007 has been prepared in conformity with GAAP and fairly present in all material aspects our financial condition, results of operations and cash flows.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 4, 2007, the case was dismissed without prejudice by the Plaintiff. To date, no settlement agreement has been discussed between the Company and the Plaintiff

The Company is aware that ‘spam’ emails soliciting purchasers for its common stock had originated from unknown sources; the company had never participated nor would it ever participate or authorize in the distribution of ‘spam’ email to solicit purchasers for its common stock.

The Company has solemnly declared an anti-spamming policy on its website.

In May, 2007, Plaintiff Douglas G. Furth has filed a Second Amended Complaint in the Litigation asserting claims against EGLY and other principal parties. The Company denied all the claims and has filed the responses and objections to Plaintiff’s First Request and asked for the dismissal with prejudice by the plaintiff. No payment was made to plaintiff and no settlement has been discussed between the Company and the Plaintiff.

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

EVER-GLORY INTERNATIONAL GROUP, INC.

Date: August 14, 2007	By:	/s/ Guo Yan
Chief Financial Officer
(Principal Financial and Accounting Officer)