Form 10QSB
period 2007-09-30
Ever-Glory International Group, Inc.
filed 2007-11-13
CIK 943184

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

☐           Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from __________ to __________

Commission File Number 0-28806

Ever-Glory International Group Inc.

(Exact name of small business issuer as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0420146 (I.R.S. employer identification number)
100 N. Barranca Ave. #810 West Covina, California 91791 (Address of principal executive offices and zip code) (626) 839-9116 (Registrant’s telephone number, including area code)

Check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             YES ☑   NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☑

Number of shares of common stock outstanding as of September 30, 2007:   53,882,014

Transitional Small Business Disclosure Format     YES ☐     NO ☑

EVER-GLORY INTERNATIONAL GROUP, INC.

FORM 10-QSB

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements contained in this Quarterly Report on Form 10-QSB, other than statements of historical facts, that address future activities, events or developments, are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially. Such risks are in the section entitled “Risk Factors” and in our previous SEC filings.

Consequently, all of the forward-looking statements made in this Quarterly Report on Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.

PART I.     FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
 FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 (UNAUDITED)

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
CONTENTS

Pages
Condensed Consolidated Balance Sheet as of September 30, 2007 (unaudited)	6
Condensed Consolidated Statements of Operations and Comprehensive income for three and nine months ended September 30, 2007 and 2006 (unaudited and restated)	7
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (unaudited and restated)	8
Notes to the Condensed Consolidated Financial Statements as of September 30, 2007 (unaudited)	9

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2007 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,149,831
Accounts receivable, net	8,718,326
Accounts receivable - related companies	582,574
Inventories, net	1,179,249
Other receivables and prepaid expenses	234,307
Total Current Assets	12,864,287

PROPERTY AND EQUIPMENT, NET	11,722,638
LAND USE RIGHTS, NET	2,578,987
DEFERRED FINANCING COSTS, NET	222,310
TOTAL ASSETS	$27,388,222

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,625,292
Accounts payable - related companies	59,673
Other payables and accrued liabilities	678,079
Due to a related company	600,000
Notes payable	2,660,424
Convertible notes payable	748,710
(net of unamortized discount of $1,251,290)
Value added tax payable	228,783
Other tax payables	118,408
Total Current Liabilities	6,719,369

LONG-TERM LIABILITIES
Due to a related company	4,415,870

TOTAL LIABILITIES	11,135,239

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY
Preferred stock ($.0001 par value, authorized 5,000,000 shares,
Nil shares issued and outstanding)	-
Series A Convertible Preferred Stock ($.0001 par value,
authorized 10,000 shares, 7,883 shares issued and outstanding)	1
Common stock ($.0001 par value, authorized 500,000,000 shares,
issued and outstanding 53,882,014 shares)	5,388
Additional paid-in capital	1,979,947
Retained earnings
Unappropriated	10,195,076
Appropriated	2,659,360
Accumulated other comprehensive income	1,413,211
Total Stockholders' Equity	16,252,983

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,388,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 (UNAUDITED AND RESTATED)

		For the three		For the nine
	For the three	months ended	For the nine	months ended
	months ended	September 30, 2006	months ended	September 30, 2006
	September 30, 2007	(Restated)	September 30, 2007	(Restated)

NET SALES
To related parties	$486,318	$209,927	$940,334	$383,198
To third parties	18,991,475	15,022,966	49,060,893	36,527,202
Total net sales	19,477,793	15,232,893	50,001,227	36,910,400

COST OF SALES
From related parties	(1,689,855)	(1,322,468)	(2,550,181)	(3,699,244)
From third parties	(14,714,840)	(11,395,982)	(39,746,807)	(27,007,051)
Total cost of sales	(16,404,695)	(12,718,450)	(42,296,988)	(30,706,295)

GROSS PROFIT	3,073,098	2,514,443	7,704,239	6,204,105

OPERATING EXPENSES
Selling expenses	167,976	147,841	493,686	432,028
Professional fees	162,889	170,548	508,499	543,276
General and administrative expenses	617,529	407,335	1,826,456	945,717
Depreciation and amortization	72,006	32,816	223,632	65,990
Total Operating Expenses	1,020,400	758,540	3,052,273	1,987,011

INCOME FROM OPERATIONS	2,052,698	1,755,903	4,651,966	4,217,094

OTHER INCOME (EXPENSES)
Interest income	2,280	3,057	6,499	4,616
Interest expenses	(680,644)	(59,544)	(942,534)	(117,674)
Other income	19,611	1,579	25,179	4,426
Other expenses	-	-	(123)	-
Total Other Expenses, net	(658,753)	(54,908)	(910,979)	(108,632)

INCOME BEFORE INCOME TAX EXPENSE	1,393,945	1,700,995	3,740,987	4,108,462

INCOME TAX EXPENSE	(72,880)	(113,352)	(155,203)	(255,883)

NET INCOME	1,321,065	1,587,643	3,585,784	3,852,579

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	269,424	247	720,130	255,734

COMPREHENSIVE INCOME	$1,590,489	$1,587,890	$4,305,914	$4,108,313

Net income per share-basic	$0.02	$0.03	$0.07	$0.07

Net income per share-diluted	$0.02	$0.01	$0.04	$0.03

Weighted average number of shares
outstanding during the period-basic	53,882,014	53,882,014	53,882,014	53,882,014

Weighted average number of shares
outstanding during the period-diluted	119,622,853	113,792,814	115,757,516	113,792,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED AND RESTATED)
		For the nine months
	For the nine months	ended September 30, 2006
	ended September 30, 2007	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,585,784	$3,852,579
Adjusted to reconcile net income to cash (used in) provided
by operating activities:
Stock issued for services	-	-
Depreciation and amortization - cost of sales	445,087	266,933
Depreciation and amortization	223,632	65,990
Loss on disposal of fixed assets	-	11,612
Beneficial conversion feature	454,545	-
Amortization of deferred financing costs	20,210	-
Amortization of discount on convertible notes payable	113,754	-
Changes in operating assets and liabilities
(Increase)decrease in:
Accounts receivable	89,336	(702,918)
Accounts receivable - related companies	1,476,411	(1,637,405)
Other receivable and prepaid expenses	(75,327)	(740,280)
Inventories	82,364	(478,990)
Increase (decrease) in:
Accounts payable	305,706	1,258,908
Accounts payable - related companies	(1,522,087)	(916,547)
Other payables and accrued liabilities	(1,638,729)	(642,360)
Value added tax payables	(19,821)	(81,902)
Income tax and other tax payables	52,964	192,995
Net cash provided by operating activities	3,593,829	448,615

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiary - New-Tailun	(2,000,000)	-
Purchase of property and equipment	(527,254)	(4,939,125)
Proceed from sales of equipment	714,213	-
Net cash used in investing activities	(1,813,041)	(4,939,125)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from sales of convertible notes, net	1,757,480	-
Due to a related company, net	239,560	3,574,891
Proceed from note payable	5,211,183	-
Repayment of note payable	(7,165,377)	(611,247)
Net cash (used in) provided by financing activities	42,846	2,963,644

EFFECT OF EXCHANGE RATE ON CASH	(570,896)	73,642

NET DECREASE IN CASH AND CASH EQUIVALENTS	1,252,738	(1,453,224)
		-
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	897,093	1,473,669

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,149,831	$1,552,390

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest expenses	$198,890	$26,491

Cash paid during the period for:
Income taxes	$102,955	$227,487
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
During 2007, the Company issued 20,833,333 shares of restricted common stock as part consideration for 100% of Nanjing New-Tailun Garments Company Limited.
During 2007, the Company issued 13,076,923 shares of restricted common stock as part consideration for 100% of Nanjing Catch-Luck Garments Company Limited.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 1.	ORGANIZATION AND BASIS OF PRESENTATION

Ever-Glory International Group, Inc. (“EGLY”) was incorporated in Florida on October 19, 1994.

Perfect Dream Limited (“Perfect Dream”), a wholly owned subsidiary of EGLY, was incorporated in the British Virgin Islands on July 1, 2004.

Goldenway Nanjing Garments Company Limited (“Goldenway”), a wholly owned subsidiary of Perfect Dream, was incorporated in the People’s Republic of China (“PRC”) on December 31, 1993.  Goldenway is principally engaged in the manufacturing and sale of garments.

Nanjing New-Tailun Garments Company Limited (“New-Tailun’), a wholly owned subsidiary of Perfect Dream, was incorporated in the PRC on March 27, 2006. New-Tailun is principally engaged in the manufacturing and sale of garments.

Nanjing Catch-Luck Garments Co, Limited (“Catch-Luck”), a wholly owned subsidiary of Perfect Dream, was incorporated in the PRC on December 21, 1995. On January 18, 2006, Catch-Luck became a wholly owned foreign enterprise. Catch-Luck is principally engaged in the manufacturing and sale of garments to Europe and Japan.

EGLY, Perfect Dream, Goldenway , New-Tailun and Catch-Luck are hereinafter referred to as (“the Company”).

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2007, the results of operations for the three-month and nine-month periods ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006. The results for the period ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007.

NOTE 2.	PRINCIPLES OF CONSOLIDATION

The accompanying September 30, 2007 unaudited condensed consolidated financial statements include the accounts of EGLY, its 100% owned subsidiary Perfect Dream, Goldenway, New-Tailun and Catch-Luck. All significant inter-company balances and transactions have been eliminated in consolidation.

NOTE 3.	BUSINESS COMBINATIONS BETWEEN ENTITIES UNDER COMMON CONTROL

The Company entered into a purchase agreement,dated November 9, 2006, with Ever-Glory Enterprises (HK) Limited (“Ever-Glory Hong Kong”) to acquire 100% interest of New-Tailun (the “New-Tailun transaction”). Pursuant to the terms of the purchases agreement, the Company paid to Ever-Glory Hong Kong an amount of $2,000,000 in cash and issued 20,833,333 shares of the company’s restricted common stock having a value of $10,000,000, such value of shares were based on the preceding 30-day average of high bid and the low ask price for the common stock on the date of the transfer within 90 days of the closing of New-Tailun transaction. The New-Tailun transaction closed on December 30, 2006.

The Company entered into a purchase agreement ("the Agreement"), dated June 26, 2006, with Ever-Glory Enterprises (HK) Limited (“Ever-Glory Hong Kong”) to acquire 100% interest of Catch-Luck (the “Catch-Luck Transaction”). Pursuant to the terms of the Agreement, the Company will pay to Ever-Glory Hong Kong an amount of $600,000 in cash and issued 13,076,923 shares of the Company’s restricted common stock having a value of $3,400,000 such value of shares were based on the preceding 30-day average of high bid and the low ask price for the common stock on the date of the transfer within 90 days of the closing of the Catch-Luck Transaction.

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 3.	BUSINESS COMBINATIONS BETWEEN ENTITIES UNDER COMMON CONTROL (CONTINUED)

On August 31, 2006, the Company entered into an amendment to the Agreement (“the Amendment”) whereupon the terms of payment on the purchase consideration was amended as follows:

1.
The Company will pay to Ever-Glory Hong Kong an amount of $600,000 in cash and issued 13,076,923 shares of the Company’s restricted common stock having a value of $3,400,000 on the date of the transfer within 90 days of the closing of the transaction;

2.
At the end of the first full fiscal year ending December 31, 2008 in which Catch-Luck generates gross revenues of at least $19,000,000 and net profit of  $1,500,000, Perfect Dream will issue 11,538,462 shares of the Company’s restricted common stock having a value of $3,000,000; and

3.
At the end of the next full fiscal year ending December 31, 2009 in which Catch-Luck generates gross revenues of at least $19,000,000 and net profit of $1,500,000, Perfect Dream will issue 11,538,462 shares of the Company’s restricted common stock having a value of $3,000,000.

The number of shares of common stock to be delivered to Ever-Glory Hong Kong  in satisfaction of the Stock Purchase Price shall be calculated based on the preceding 30-average high and low price for the Company’s common stock as quoted on the Over-the-Counter Bulletin Board as of the date of the closing.

On August 1, 2007, the Company filed the Definitive 14C information statement for the acquisition of Catch-Luck. The Information Statement was mailed to the shareholders on August 7, 2007. The Catch-Luck Transaction closed on August 27, 2007.

These transactions were accounted for as a merger of entities under common control. Accordingly, the operations of New-Tailun for the period from March 27, 2006 (inception) to September 30, 2006 and operations of Catch-Luck for the period ended September 30, 2006 were included in the consolidated financial statements as if the transactions had occurred at the beginning of the first period presented, each account stated at its historical cost. In this regard, the prior year’s financial statements and financial information have been restated to combine the previously separate entities to furnish comparative information. The results of the restatement were to increase the total assets as of September 30, 2006, the total liabilities as of September 30, 2006, the shareholder’s equity as of September 30, 2006 and the net income for the nine months ended September 30, 2006 by $5,414,094, $1,612,950, $2,426,181 and $2,497,674 respectively.

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
AS OF SEPTEMBER 30, 2007 (UNAUDITED)

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

The Company accounts for non-hedging contracts that are indexed to, and potentially settled in, its own common stock in accordance with the provisions of Emerging Issues Task Force 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). These non-hedging contracts accounted for in accordance with EITF 00-19 include freestanding warrants to purchase the Company’s common stock as well as embedded conversion features that have been bifurcated from the host contract in accordance with the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Under certain circumstances that could require the Company to settle these equity items in cash or stock, and without regard to probability, EITF 00-19 could require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting period, with such adjustments reflected in the line item of change in valuation of derivative as other income (expenses) in the statements of operations.

The Company analyzes all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” During 2007, the Company issued 6% secured convertible notes (the "Notes") in a face amount of $2,000,000 which are due and payable in full in 2 years from their issuance. As fixed prices are set for the conversion prices of such Notes and the attached warrants, the Company is in a position to be sure it had adequate authorized shares for the future conversion of the Notes and warrants. Therefore, no embedded derivatives and warrants are required to be recorded at fair value and marked-to-market at each reporting period.

NOTE 7.	BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE INSTRUMENTS

The Company is accounting for the secured convertible notes (the “Notes”) issued pursuant to the subscription agreement discussed in Note 18 following under EITF 00-27, ‘‘Application of Issue 98-5 to Certain Convertible Instruments’’.  While the embedded conversion options are not required to be bifurcated, the Notes do contain a contingent beneficial conversion feature.  As discussed further in Note 20, the Note holders have the right to convert their Notes prior to the maturity date if the Company commences a Qualified Offering.

Based on EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (EITF No. 00-27), which provides guidance on the calculation of a beneficial conversion feature of a convertible instrument, the Company has determined that the Notes issued on August 2, 2007 contained a beneficial conversion feature.

Based on the effective conversion price of the Notes of $0.22 and the market value per share of $0.27 at August 2, 2007, the intrinsic value was calculated to be $454,545. The amount of the discount allocated to the beneficial conversion feature of the convertible debt is realized at the earliest possible date the Notes can be converted. Therefore, the Company charged $454,545 of note discount as interest expenses for the nine months ended September 30, 2007.

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 8.	DISCOUNT ON NOTES PAYABLE

A discount with respect to the Notes issued during the period ended September 30, 2007 was recorded by the Company. The amount of the discount was calculated to be the fair market value of the warrants included in the Notes issued pursuant to the terms of the subscription agreement discussed in Note 20.

NOTE 9.	DEFERRED FINANCING COSTS

Deferred financing costs include commissions and legal fees paid in connection with the subscription agreement discussed in Note 20.

NOTE 10.	REVENUE AND COST RECOGNITION

The Company recognizes revenue upon delivery for local sales and upon shipment of the products for export sales, at which time title passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed and determinable; and collectability is deemed probable.

Transportation, inspection charges, export quota fees, export charges, traveling and entertainment for the merchandisers are included in selling expenses.

Cost of goods sold includes the appropriate materials purchasing, direct labor cost and manufacturing overheads consistent with the revenue earned.

NOTE 11.	FOREIGN CURRENCY TRANSACTIONS

EGLY and Perfect Dream maintain their accounting records in their functional currencies of US$ while Goldenway, New-Tailun and Catch-Luck maintain their accounting records in their functional currency, the RMB.

Foreign currency transactions during the year are translated to the functional currency at the approximate rates of exchange on the dates of transactions.  Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date.  Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired.  Exchange gains or losses are recorded in the statement of operations.

NOTE 12.	FOREIGN CURRENCY TRANSLATION

The financial statements of Goldenway, New-Tailun and Catch-Luck (whose functional currency is the RMB) are translated into US$ using the closing rate method.  The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates.  The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year.  All exchange differences are recorded within equity. Translation gain for the periods ended September 30, 2007 and 2006 were $720,130 and $255,734 respectively.

NOTE 13.	COMPREHENSIVE INCOME

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ is reported as other comprehensive income in the statements of operations and stockholders’ equity.

NOTE 14.	RECLASSIFICATION

Certain 2006 balances in the Statement of Operation have been reclassified to conform with the 2007 balances.

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 15.	INCOME PER SHARE

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

Warrants to purchase 9,090,909 shares of common stock at prices 0.32 per share were outstanding at September 30, 2007, but were excluded from the calculation of diluted earnings per share because the effect of stock warrants was anti-dilutive.

NOTE 16.	SEGMENTS

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

NOTE 17.	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company do not expect the adoption of FIN 48 to have an impact on the Company’s results of operations or financial condition.

In September 2006, FASB issued Statement 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principle market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company do not expect the adoption of SFAS 157 to have an impact on the Company’s results of operations or financial condition.

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

NOTE 18.	INVENTORIES

Inventories at September 30, 2007 consisted of the following:

Raw materials	$285,734
Work-in-progress	167,577
Finished goods	725,938
1,179,249
Less: provision of obsolescence	-
Inventories, net	$1,179,249

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 19.	NOTES PAYABLE

Balance at September 30, 2007:
Note payable to a bank, interest at bank's prime rate plus 0.83% per annum,	1,330,212
0.5280% at September 30, 2007, collateralized by buildings of the Company, due December 24, 2007
Note payable to a bank, interest at bank's prime rate plus 0.83% per annum,	1,330,212
0.5442% at September 30, 2007, collateralized by buildings of the Company, due February 15, 2008
2,660,424
Less: current maturities	(2,660,424)
$-

Maturities are as follows:
For the period ending September 30,
2008	$2,660,424

Interest paid for the nine months ended September 30, 2007 and 2006 was $177,822 and $26,491, respectively.

NOTE 20.	CONVERTIBLE NOTES PAYABLE

On August 2, 2007, the Company consummated a private placement of $2,000,000 principal amount of 6% secured convertible notes (the "Notes") with five-year common stock warrants (the "Warrants") to six accredited investors.  Financing cost of $242,520 was paid out of the gross proceeds. The financing cost is amortized over the life of the Notes. During 2007, the Company recognized deferred financing cost of $20,210. The Notes are due August 2, 2009 and were originally convertible into 9,090,909 shares of common stock of the Company at a conversion price of $0.22 per share.

The Notes are subject to full-ratchet anti-dilution protection, i.e. if the Company issues shares at an average per-share price below $0.22 per share, the conversion price of the Notes shall be adjusted downward to match such per-share price. Under the terms of the Notes, the full-ratchet anti-dilution adjustments do not apply to (i) the issuance of approximately up to $1.6 million shares or shares under options to employees and consultants, (ii) securities issued in connection with acquisitions of third parties valued above $8 million; (iii) the issuance of approximately up to $1.6 million shares or shares under warrants or other securities issued to non-affiliates for services rendered to the Company, as more fully described and set forth in the Notes. The holders of the Notes may convert the unpaid principal amount the Notes into common stock of the Company at any time prior to maturity, at the applicable conversion price. The Company may at any time at its option, redeem the Notes by paying 125% of the unpaid principal and accrued interest. For the specific terms including those relating to anti-dilution.

The Company issued to the note holders a total of 9,090,909 warrants to purchase common stock with an exercise price of $0.32.  The warrants are exercisable for a five-year period until August 2, 2012.

The warrants are also subject to full-ratchet anti-dilution protection in the event that the Company issues shares (with certain exceptions) at an average per-share price below $0.32 per share, same as the Notes. If at any time after fifteen months after the closing date there is no effective registration statement covering the resale of the shared underlying the warrants, the warrant holders may exercise their warrants by means of a cashless exercise.

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 20.	CONVERTIBLE NOTES PAYABLE (CONTINUED)

The Notes required that the Company secured all of the assets of the Company, excluding its subsidiaries, pursuant to a security agreement, the Company’s performance of the Notes and other obligations in connection with the financing is also secured by a pledge of 3,897 shares Series A Preferred Stock (convertible into 30 million shares of common stock) personally held by the current CEO of the Company pursuant to a stock pledge agreement. Upon any event of default (as defined in the Notes, the security agreement and the stock pledge agreement), the investors will be entitled to exercise their respective rights under the security agreement and stock pledge agreement. In addition, the subsidiaries of the Company, Perfect Dream and Goldenway, each guaranteed the performance of the Company’s obligations under the Notes and the subscription agreement under a guaranty agreement.

As of September 30, 2007, the investors have not converted the principal drawn by the Company in exchange for the common shares of the Company.

As of September 30, 2007, the Company recorded beneficial conversion feature of $454,545 and a discount on notes payable of $1,365,044 for the warrants. The fair market value of the stock options and warrants at the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

Expected Life	2 years
Interest Rates	4.59%
Dividend Yield	$0
Volatility	112%
Forfeiture Rate	0

Expected life represents the period of time that options are expected to be outstanding and is based on the Company’s historical experience or the simplified method, as permitted by SEC Staff Accounting Bulletin No. 107 where appropriate. The risk-free interest rate is based on U.S. Treasury interest rates at the time of the grant whose term is consistent with the expected life of the stock options. Expected dividend yield was considered to be $0 in the option pricing formula since the Company does not pay dividends and has no current plans to do so in the future.  Expected volatility is based on the Company’s historical experience.

The Notes are being accreted over the term of the obligations, for which $568,299 was included in interest expenses for the nine months ended September 30, 2007. The Notes bear a 6% annual interest rate payable in arrears on the last business day of each calendar quarter thereafter and on the maturity date and for the nine months ended September 30, 2007, $19,068 was included in interest expense.

NOTE 21.	NET INCOME PER SHARE

Net income per share information is as follows:

	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006

Net income for basic earnings per share	$1,321,065	$1,587,643	$3,585,784	$3,852,579
Add: Interest expense for the Convertible Notes	587,367	-	587,367	-
Net income for diluted earnings per share	$1,908,432	$1,587,643	$4,173,151	$3,852,579

Basic weighted-average common stock outstanding	53,882,014	53,882,014	53,882,014	53,882,014
Effect of dilutive securities
Series A Convertible Perferred Stock	59,910,800	59,910,800	59,910,800	59,910,800
Convertible notes	5,830,039	-	1,964,702	-
Diluted weighted-average common stock outstanding	119,622,853	113,792,814	115,757,516	113,792,814

Net income per share - basic	$0.02	$0.03	$0.07	$0.07

Net income per share - diluted	$0.02	$0.01	$0.04	$0.03

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 22.	STOCKHOLDERS’ EQUITY

(A)         Authorized Shares of Common Stock

On August 10, 2006, a majority of the stockholders of the Company approved an amendment to the Company’s Articles of Incorporation, to increase the number of authorized shares of common stock from 100,000,000 to 500,000,000. On October 3, 2007, the Company filed a Certificate of Amendment to the Articles of Incorporation to amend the Articles of Incorporation to give effect to the amendment.

(B)         Series A Convertible Preferred Stock

The Company authorized 10,000 shares of Series A Convertible Preferred Stock, with a par value of $0.0001 per share.

Each share of the Series A Convertible Preferred Stock had upon issuance the same voting, dividend and liquidation rights as 1,000 shares of common stock and will convert back into common stock at such time as the Company is able to increase the number of authorized shares of common stock. Effective November 8, 2005, the Company effected a 7.6-for-1 forward stock split on the remaining outstanding 2,627,861 shares, which increased the number of outstanding shares to 19,971,743 shares. Under the adjustment provisions of the Series A Convertible Preferred Stock, the conversion, voting, dividend and liquidation ratios of the Series A Convertible Preferred Stock were all increased by the forward stock split from 1,000 for one to 7,600 for one. The Series A Convertible Preferred Stock will be converted back into common stock at such time as the number of shares of authorized common stock is increased to 100,000,000 or more via a proposed amendment to the Articles of Incorporation. The relative voting and equity ownership of the Company’s stockholders was unchanged by the exchange for Series A Convertible Preferred Stock and the forward stock split. If all the Series A Convertible Preferred Stock were converted as of September 30, 2007, there would be 113,792,814 outstanding shares of common stock.

(C)         Stock Issuances

Stock Issued for Acquisition

In September 2007, the Company issued 20,833,333 shares of restricted common stock at $0.48 per share with a fair value $10,000,000 as part of the consideration to a related company in the acquisition of New-Tailun.

In September 2007, the Company issued 13,076,923 shares of restricted common stock at $0.26 per share with a fair value $3,400,000 as part of the consideration to a related company in the acquisition of Catch-Luck.

(D)         Appropriated Retained Earnings

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

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 23.	RELATED PARTY TRANSACTIONS

During 2007 and 2006, the Company sub-contracted certain manufacturing work valued at $1,865,386 to six related companies which are controlled by a shareholder and director of the Company and $3,255,701 to four related companies which are controlled by a shareholder and director of the Company, respectively. The Company provided the raw materials to the sub-contractor who charged the Company a fixed labor charge for the sub-contracting work.

During 2007 and 2006, the Company purchased raw materials of $684,795 from two related companies which are controlled by a shareholder and director of the Company and $443,543 from three related companies which are controlled by a shareholder and director of the Company, respectively.

As of September 30, 2007, the Company owed $59,673 to two related companies which are controlled by a shareholder and director of the Company for sub-contracting work done and inventory purchases.

During 2007 and 2006, the Company sold products and provided sub-contracting services totaling $940,334 to four related companies which are controlled by a shareholder and director of the Company and $383,198 to five related companies which are controlled by a shareholder and director of the Company, respectively. As of September 30, 2007 account accounts receivable from a related company amounted to $215,915 for products sold and sub-contracting services provided.

A related company which is controlled by a shareholder and director of the Company provides treasury services to the Company free of service charges by negotiating all of the Company’s letters of credit and receiving proceeds thereon and paying creditors for purchases made by the Company. As of September 30, 2007, the Company prepaid $366,659 to a related company for purchasing raw materials.

As of September 30, 2007 the Company owed an aggregate of $4,415,870 to a related company which is controlled by a shareholder and director of the Company for advances made. Interest is charged at 6% per annum on the amounts due. The loan is repayable to the related company between July 2010 and April 2011. During 2007 and 2006, the Company paid interest of $177,344 and $91,183, respectively, to the related company.

During 2007, the Company paid $19,542 for the lease of factory space to a related company which is controlled by a shareholder and director of the Company.

On November 9, 2006, Perfect Dream entered into a purchase agreement with a related company whereby a related company sold 100% interest of Nanjing New-Tailun Garments Company Limited (“New-Tailun”) to the Company. Pursuant to the terms of the purchases agreement, the Company paid to the related company an amount of $2,000,000 in cash and issued 20,833,333 shares of the Company’s restricted common stock having a value of $10,000,000 during 2007.

On June 26, 2006, Perfect Dream entered into an purchase agreement with a related company whereby a related company sold 100% interest of Nanjing Catch-Luck Garments Co, Limited (“Catch-Luck”) to the Company. Pursuant to the terms of the purchase agreement, the Company will pay to the related company an amount of $600,000 in cash and issued 13,076,923 shares of the Company’s restricted common stock having a value of $3,400,000 during 2007.

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 24.	COMMITMENTS

(A)          Commitments

According to the Articles of Association of Goldenway, Goldenway has to fulfill registered capital requirements of $17,487,894 within three years from February 2, 2005.  As of September 30, 2007, the Company has fulfilled $3,630,000 of its registered capital requirements and has a registered capital commitment of $13,857,894, which is payable by February 1, 2008.

(B)           Operating lease commitment

The Company leases factory and office spaces from a related company under an operating lease which expires on March 31, 2008 at an annual rental of $26,056.  Accordingly, for the period ended September 30, 2007, the Company recognized rental expense for these spaces in the amount of $19,542.

As of September 30, 2007, the Company has outstanding commitments of $13,028 with respect to the above non-cancelable operating lease, which are due in 2008.

(C)          Contingent consideration

As stated in Note 3, the Company acquired all of the issued and outstanding capital of Catch-Luck for a total consideration of $10,000,000 of which $600,000 was payable in cash and $9,400,000 payable by the issue of shares of the Company’s restricted common stock. On the effective date of August 27, 2007, the Company will paid the cash consideration of $600,000 and issued 13,076,923 shares of the Company’s restricted common stock having a value of $3,400,000 were issued to the stockholders of Catch-Luck.

At September 30, 2007, the Company is contingently liable to issue 23,076,923 shares of common stock to the value of $6,000,000 two years from the effective date, adjusted proportionately for the achievement by Catch-Luck of gross revenues of at least $19,000,000 and net profit of $1,500,000 for each of the years ending December 31, 2008 and December 31, 2009.

NOTE 25.	CONTINGENCIES

The Company accounts for loss contingencies in accordance with SFAS 5 “Accounting for Loss Contingencies”, and other related guidance. Set forth below is a description of certain loss contingencies as of September 30, 2007 and management’s opinion as to the likelihood of loss in respect of each loss contingency.

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

EVER-GLORY INTERNATIONAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 25.	CONTINGENCIES (CONTINUED)

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

On January 4, 2007, the case was dismissed without prejudice by Mark B. Aronson. To date, no settlement agreement has been discussed between the Company and Mark B. Aronson.

Accordingly, no provision has been made to the above claim as of September 30, 2007.

NOTE 26.	CONCENTRATIONS AND RISKS

During 2007 and 2006, 100% of the Company’s assets are located in China.

The Company principally relied on two customers for its revenue during 2006 and 2005, details of which are as follows:
	Customer A	Customer B
During
2007	34%	10%
2006	26%	14%

The following is geographic information of the Company’s revenue earned for the period ended September 30:
	2007	2006

Europe	$29,365,688	$19,813,736
United States	10,627,898	7,151,963
Japan	6,543,188	6,711,920
The People Republic of China	2,856,866	2,412,171
Others	607,587	820,610
	$50,001,227	$36,910,400

NOTE 27.	SUBSEQUENT EVENTS

On October 3, 2007, the Company amended its Articles of Incorporation as filed with the Department of State of the State of Florida, thereby increasing the number of authorized shares of common stock to 500,000,000.

On October 3, 2007, effective upon the filing of an amendment to its Articles of Incorporation, 7,883 shares of the Company’s Series A Preferred Stock were automatically converted into 59,910,800 shares of common stock of the Company.  Immediately following the conversion, the Company had a total of 113,792,814 shares of common stock issued and outstanding and no shares of preferred stock outstanding.

On October 4, 2007, the Company approved the issuance of a three-year warrant to purchase up to 727,272 shares of restricted common stock to a placement agent at an exercise price of $0.32 per share. The value of this warrant was approximately $71,000.

On November 9, 2007, the Company effected a 10-to-1 reverse stock split whereby each ten (10) issued and outstanding shares of the Company’s common stock will be combined and converted into one (1) share of the Company’s common stock (the “Reverse Split”).  The Reverse Split will become effective on November 20, 2007.  On or about November 20, 2007, the Company will amend its Articles of Incorporation as filed with the Department of State of the State of Florida to effect the Reverse Split and decrease the number of authorized shares of common stock from 500,000,000 to 50,000,000.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the nine months ended September 30, 2007 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-QSB. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Ever-Glory and its subsidiaries (the "Company") manufacture apparel for men, women, and children for primarily middle to high-grade well-known casual wear, sportswear, and outerwear brands and for a variety of companies. All of our products are exported to Japan, Europe, and the United States. Our customers include large retailers and well-known brands. We are the result of a merger of Andean Development Corporation, a corporation organized under the laws of the State of Florida ("Andean"), and Perfect Dream Limited, a corporation organized under the laws of British Virgin Islands "Perfect Dream"). Andean was formed on October 19, 1994 and engaged in the business of providing engineering and project management services and electrical and mechanical equipment for energy and private works projects. As of September 30, 2005, Andean had zero assets and liabilities of $57,000. Perfect Dream was incorporated on July 1, 2004 in the British Virgin Islands. In January of 2005, Perfect Dream acquired 100% of Goldenway Nanjing Garments Co., Ltd ("Goldenway").

Goldenway is a limited liability company, which was incorporated in the People's Republic of China (the "PRC") on December 31, 1993. Until December 2004, Goldenway was a subsidiary of Jiangsu Ever-Glory International Group Corporation (“Jiangsu Ever-Glory”). After its acquisition by Perfect Dream, Goldenway changed its status to that of a wholly foreign owned enterprise and increased its registered capital from $2,512,106 to $20,000,000. The increased registered capital will be paid-in in installments within three years of the issuance of Goldenway's updated business license. As of September 30, 2007, we have paid $3.63 million of our registered capital requirements. The remaining $13.86 million is due on February 1, 2008.

On December 30, 2006, we, through our wholly owned subsidiary, Perfect Dream, consummated the acquisition of 100% of the capital stock of Nanjing New-Tailun Garments Co, Ltd, a Chinese limited liability company (“New-Tailun”) from Ever-Glory Enterprises (HK) Ltd, a British Virgin Islands corporation (“Seller”).  The purchase price consisted of a combination of 20,833,333 shares of our common stock and $2,000,000 in cash.  New Tailun is a 100% foreign-owned enterprise incorporated in the PRC and is engaged in the manufacturing and sale of garments. New-Tailun has a staff of over 800 people with the annual production capacity of about 2.5million pieces.  New Tailun’s financial statements are included in our consolidated financial statements.  Management believes that the acquisition of New Tailun will enable us to facilitate our increased production, strengthen our outsourcing bases, and supplement our product lines.

On August 27, 2007, we acquired Nanjing Catch-Luck Garments Co. Ltd., a Chinese limited liability company (“Catch-Luck”), which further expanded our production capacity. Catch-Luck is primarily engaged in the manufacturing and sale of garments to China, Europe, Japan, and the United States. Founded in 1995, Catch-Luck has more than 500 employees with annual production capacity of 1.2 million garment pieces.  It currently operates one factory spanning 6,000 square meters in the Nanjing Jiangning Economic and Technological Development Zone. The acquisition of Catch-Luck was financed by a combination of $0.6 million in cash and $9.4 million of our common stock. Upon completion of this transaction, Catch-Luck became our wholly owned subsidiary. Under the Agreement for the Purchase and Sale of Stock dated June 26, 2006 (the “Agreement”) by and between us, our wholly owned subsidiary, Perfect Dream Ltd., a British Virgin Islands corporation (“Perfect Dream”), Ever-Glory Enterprises (HK) Ltd., a British Virgin Islands company (“Ever-Glory Hong Kong”), and Nanjing Catch-Luck Garments Co. Ltd., a Chinese limited liability company (“Catch-Luck”), we will pay Ever-Glory Hong Kong an amount of $600,000, and we issued 13,076,923 shares of our common stock to Ever-Glory Hong Kong at closing. In addition, upon Catch-Luck’s achievement of certain financial targets for the fiscal years 2008 and 2009, we will issue an additional 11,538,461 shares of our common stock to Ever-Glory Hong Kong for each of those two fiscal years (i.e., 11,538,461 shares for 2008 and 11,538,461 shares for 2009).

In the nine months ended September 30, 2007, approximately 59% of our revenues came from customers in Europe, 21% from customers in the United States, 13% from customers in Japan, and 6% from customers in China. In the nine months ended September 30, 2007, two customers represented approximately 44% of our sales. Management believes that the relationship with these customers is good.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. We also purchase finished goods from other contract manufacturers. As of September 30, 2007, we did not rely on any supplier which exceeds 10% of our purchases. We have not experienced difficulty in obtaining raw materials essential to our business, and management believes that the relationship with our suppliers is good.

In 2007, we operated three factories located in the Nanjing Jiangning Economic and Technological Development Zone and in Shangfang Town in the Jiangning District in Nanjing, China.

We made a deposit to purchase a fifty-year land use right on 112,442 square meters of land in the Nanjing Jiangning Economic and Technological Development Zone. The land contains an existing facility of 26,629 square meters, which includes manufacturing and office space. On April 7, 2006, we closed the transaction with the local government of Nanjing City. On September 24, 2006, we obtained the title to the land for the land use rights for 50 years. By the end of 2006, we completed the construction of the new office buildings and the new factory. We have been consolidating our operation into our new headquarters and manufacturing facility since January 2007. The new manufacturing facility occupies an area of 10,000 square meters and is equipped with state-of-the-art equipment. After moving into the new office space, we conducted an appraisal on the completed construction and the quality of raw materials used in construction, and found that some of the construction materials and workmanship did not meet our quality requirement. After much negotiation, we settled with the construction company, resulting in a reduction in the payment of construction cost of approximately $1.6 million. This amount was reflected as a reduction of our accounts payable and fixed assets in our financial statements for the quarter ending June 30, 2007.

Our three factories employ a staff of over 1,800 people, with an annual production capacity, including outsourcing capacity, of over 8 million pieces. We consider relations with our employees to be satisfactory.

In 2007, all Chinese manufacturers of certain garments were subject to aggregate export quotas, or limitations, to the United States and Europe. Although certain of our apparel products fall within the categories subject to the quotas with respect to exports to the United States and Europe, the Chinese government allocated a portion of the aggregate export quota to us based upon the amount of product that we exported in the prior year. The imposition of such quotas did not have a material negative effect on our net sales and our net margin. See Results of Operations below. As a result of our prior export performance, we were awarded a sufficient portion of the export quotas to enable it to increase our sales to customers in Europe and the United States despite the export quotas. We believe that our customer mix and our ability to adjust the types of apparel it manufactures will mitigate our exposure to such trade restrictions in the future.

Under the laws of the PRC, as a wholly foreign owned enterprise, in the fiscal year ended December 31, 2004, Goldenway was entitled to a 50% reduction in its income tax rate, from 24% to 12%. In the fiscal year ended December 31, 2005, Goldenway, as a wholly foreign owned enterprise that exported over 70% of its products outside the PRC, was eligible for a 50% reduction in its tax rate from 24% to 12%. From 2006, Goldenway has an income tax rate of 12%. New-Tailun was approved as a wholly foreign-owned enterprise in 2006 and is entitled to the income tax exemptions for 2006 and 2007. Catch-Luck was a wholly foreign owned enterprise and eligible for income tax exemptions for 2006 and 2007.

We market and sell our products through a combination of international distributors and direct sales to brands and retail chain stores primarily in Europe, the United States, and Japan.

Our cost of net revenues consists of the appropriate materials purchasing, receiving, and inspection costs, inbound freight where applicable, garment finishing fees, direct labor, and manufacturing overhead, including our contributions to a government mandated multi-employer defined contribution plan, packing materials, and others. In addition, from time to time we subcontract manufacturing, which costs are included in our cost of net revenues.

Selling expenses consist primarily of transportation, product inspection charges, export quote fees, export charges, traveling and entertainment for the merchandisers.

General and administrative expenses consist primarily of related expenses for executive, finance, accounting, facilities and human resources personnel, office expenses, and professional fees.

Results of Operations

Three Months Ended September 30, 2007 Compared To Three Months Ended September 30, 2006

Revenues, Cost of Sales, and Gross Margin

Revenues for the quarter ended September 30, 2007 were $19,477,793, an increase of approximately 28% from $15,232,893 for same quarter in 2006. The increase is attributable to the overall increase in sales to European, American, and Japanese markets. During the quarter ended September 30, 2007, sales to customers in Europe increased 38%, sales to customers in the United States increased 16%, and sales to customers in Japan increased 21% compared to the same period in 2006.

Cost of sales for the quarter ended September 30, 2007 was $16,404,695, an increase of approximately 29% from $12,718,450 for the quarter ended September 30, 2006. As a percentage of revenues, cost of sales increased to approximately 84 % for the three months ended September 30, 2007 from approximately 83 % for the quarter ended September 30, 2006. Consequently, gross margins as a percentage of revenues decreased to approximately 16 % for the three months ended September 30, 2007 from approximately 17% for the three months ended September 30, 2006. The 1% increase in costs of sales and decrease of gross margins is mainly due to the increase in the purchase price of raw materials which could not be passed to our customers during the quarter.

Operating Expenses

Selling expenses for the quarter ended September 30, 2007 increased by approximately 14 % from $147,841 in 2006 to $167,976 in 2007. The increase is mainly due to the increase of our transportation expenses.

General and administrative expenses totaled $617,529 for the three months ended September 30, 2007, an increase of approximately 52% from $407,335 for the three months ended September 30, 2006. The increase is mainly attributable to an increase of $182,813 in management salaries and purchase of office equipment in the amount of $179,303 due to the expansion of our business.

Professional fees associated with our trading activities on the OTCBB market totaled $162,889 for the three months ended September 30, 2007, a decrease of approximately 4% from $170,548 for the three months ended September 30, 2006.

Depreciation and Amortization

Depreciation and amortization expenses increased approximately 119% from $32,816 for the quarter ended September 30, 2006 to $72,006 for the same period in 2007. The increase is mainly due to the completion of the new land and manufacturing facilities.

Interest Expenses

Interest expenses increased 1043 % from $59,544 for the quarter ended September 30, 2006 to $680,644 for the same period in 2007. The increase is mainly attributable to our $2,000,000 private placement of senior secured convertible notes with five-year common stock warrants. We recorded an additional non-cash charge of $568,299, of which about $454,545 was the result of the discounted loss of the issuance of the convertible notes with the conversion price of $0.22 compared to the market price of $0.27 at the closing of the transaction and of which about $113,754 was recorded as interest expense on the warrants valued at $1,365,044 which was amortized over the whole period of the convertible notes.

Net Income

Net income for the three months ended September 30, 2007 was $1,321,065, a decrease of approximately 17% from $1,587,643 for the three months ended September 30, 2006. The decrease is mainly due to the non-cash charge accounting treatment of $568,299 associated with our $2,000,000 private placement of secured convertible notes with five-year common stock warrants. The fully diluted earnings per share for the quarter ended September 30, 2007 was $0.02 compared to $0.01 for the same period in 2006.

Nine Months Ended September 30, 2007 Compared To Nine Months Ended September 30, 2006

Revenues, Cost of Sales, and Gross Margin

Revenues for the nine months ended September 30, 2007 were $50,001,227, an increase of 35 % from $36,910,400 for same period in 2006. The increase in revenues is primarily attributable to an overall increase in sales to customers in Europe, the United States, and China. During the nine months ended September 30, 2007, sales to customers in Europe increased by $9,551,952 or 48%, sales to customers in the United States increased by $3,475,935 or 49%, and sales to customers in China increased by $444,695 or 18 % as compared to the same period in 2006.

Cost of sales for the nine months ended September 30, 2007 was $42,296,988, an increase of approximately 38% from $30,706,295 for the nine months ended September 30, 2006. As a percentage of revenues, cost of sales increased to approximately 85 % for the nine months ended September 30, 2007 from approximately 83% for the nine months ended September 30, 2006. Consequently, gross margins as a percentage of revenues decreased to approximately 15% for the nine months ended September 30, 2007 from approximately 17% for the nine months ended September 30, 2006. The decrease of gross margins is mainly attributable to an increase in the purchase price of raw materials as a result of the appreciation in the exchange rate of the Chinese Renminbi to the United States dollar.

Operating Expenses

Selling expenses for the nine months ended September 30, increased by approximately 14% from $432,028 in 2006 to $493,686 in 2007. The increase is mainly associated with the increase of our transportation expenses.

General and administrative expenses totaled $1,826,456 for the nine months ended September 30, 2007, an increase of approximately 93% from $945,717 for the nine months ended September 30, 2006. The increase is mainly due to the following factors: (i) salary expenses increased by $656,422; (ii) the purchase of office equipment increased by $115,596; (iii) we paid land and housing taxes of $48,851; and (iv) we had a foreign exchange loss of $39,929 as a result of the appreciation in the exchange rate of the Chinese Renminbi to the United States dollar.

Professional fees associated with our trading activities on the OTCBB market totaled $508,499 for the nine months ended September 30, 2007, a decrease of approximately 6% from $543,276 for the nine months ended September 30, 2006.

Depreciation and Amortization

Depreciation and amortization expenses increased approximately 239% from $65,990 for the nine months ended September 30, 2006 to $223,632 for the same period in 2007. The increase is mainly due to the completion of the new land and manufacturing facilities.

Interest Expenses

Interest expenses increased approximately 701 % from $117,674 for the nine months ended September 30, 2006 to $942,534 for the same period in 2007. The increase is mainly attributable to a non-cash charge of $568,299 associated with the issuance of senior secured convertible notes of $2,000,000 and five-year common stock warrants. We also paid an interest expense of $196,890 on a loan from a local Chinese bank.

Net Income

Net income for the nine months ended September 30, 2007 was $3,585,784, a decrease of approximately 7% from $3,852,579 for the nine months ended September 30, 2006. The decrease is mainly due to the non-cash charge accounting treatment of $568,299 associated with our $2,000,000 private placement of secured convertible notes and five-year common stock warrants. The fully diluted earnings per share for the nine months ended September 30, 2007 was $0.04 compared to $0.03 for the same period in 2006.

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents of $2,149,831, other current assets of $10,714,456, and current liabilities of $6,719,369. To date, we have financed our operations primarily from operations, and cash flow from operations is expected to continue to be our primary source of funds to finance our short-term cash needs.

Net cash provided by operating activities during the nine months ended September 30, 2007 was $3,593,829 compared with $448,615 provided during the same quarter in 2006. The increase in net cash is mainly due to a significant decrease in account receivables from related parties as compared to the same period in 2006.

Net cash used in investing activities was approximately $1,813,041 during the nine months ended September 30, 2007 compared with $4,939,125 during the same quarter in 2006. The decrease is mainly attributable to the completion of our new headquarters and facilities.

Net cash provided by financing activities during the nine months ended September 30, 2007 was $42,846 compared with $2,963,644 provided during the same period in 2006. The decrease is attributable to the payment of borrowings in the amount of $7,165,377 to a local Chinese bank during the quarter ended September 30, 2007.

On August 15, 2006, Goldenway entered into credit agreements with a local Chinese bank, Nanjing City Commercial Bank, for the authorization to borrow an aggregate principal amount of up to $6.41 million within 24 months. The loan was secured by our new facilities and were used to fund the construction costs and our daily operation. As of September 30, 2007, we have borrowed $2,660,424. The borrowings can be extended upon maturities on demands within the 24 months. We plan to repay the loan with cash flows from our operations. In the event we do not have available cash flows from our operations to repay this loan, we will consolidate and refinance the loans upon maturity.  There are no financial ratios or tests included in our credit facility.

On August 6, 2007, we consummated a private placement of $2,000,000 in principal amount of 6% per annum senior secured convertible notes with five-year common stock warrants to six accredited investors. The secured convertible notes are due August 2, 2009 and were originally convertible into 9,090,909 shares of our common stock at a conversion price of $0.22 per share. We received net proceeds of $1,757,480 from the financing excluding investment bank commissions and legal fees. The financing was mainly for the purpose of supplementing our working capital.

In addition, as of September 30, 2007, we owe $4,415,870 to a related party from a loan which served the main purpose of funding the increased registered capital of Goldenway. Interest paid to this related party totaled $177,344 as of September 30, 2007.

Capital Commitments

Pursuant to the Articles of Association of Goldenway, registered capital of approximately $17.5 million must be paid into Goldenway by February 1, 2008. The increased registered capital is to be paid in installments within three years of the issuance of Goldenway's updated business license. As of September 30, 2007, we have paid $3.6 million of our registered capital requirements. The remaining $13.9 million is due on February 1, 2008. We anticipate that cash flows from operations and borrowings from banks will be used to pay these capital commitments.

Uses of Liquidity

Our cash requirements as of September 30, 2007 are primarily to fund operations. We also plan to acquire additional manufacturing capacity in the future to strengthen and stabilize our manufacturing base. We are looking to establish our own distribution and logistics channels in overseas markets and to launch our own brand directly to the Chinese market. In addition, we will need to make the required capital contributions to our subsidiary, Goldenway.

Sources of Liquidity

Our primary source of liquidity for our short-term cash needs is expected to be cash flow generated from operations and cash and cash equivalents currently on hand. We believe that we will be able to borrow additional funds if needed.

We believe that our cash flows from operations, together with our cash and cash equivalents currently on hand, will be sufficient to meet our working capital, capital expenditures, and other commitments through December 2007. For our long-term cash needs, we are currently considering a number of different financing opportunities including debt and equity financing. Adequate funds may not be available on terms acceptable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we will develop or enhance our products or services and expand our business funded by our own cash flows from operations.

As of September 30, 2007, we had outstanding borrowings under a credit facility with a bank of approximately $2,660,424. As of September 30, 2007, we did not have any standby letters of credit or standby repurchase obligations.

Foreign Currency Translation Risk

Our major operations are in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar (“Dollar”) and the Chinese Renminbi (“RMB”). Sales of our products are in dollars. During 2003 and 2004, the exchange rate of RMB to the Dollar remained constant at 8.26 RMB to the Dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the Dollar. In 2006, the RMB continued its appreciation. As of September 30, 2007, the market foreign exchange rate increased to 7.52 RMB to the Dollar. As a result, the ongoing appreciation of RMB to the Dollar negatively impacted our gross margins for the three and nine months ended September 30, 2007. We are always negotiating order price adjustments with most of our customers based on the changing market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future and pass some of the increase in cost to our customers.

In addition, the financial statements of Goldenway and New-Tailun (both of whose functional currencies are the RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity. The foreign currency translation gain for the periods ended September 30, 2007 and 2006 were $720,130 and $255,734, respectively.

RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this Quarterly Report on Form 10-QSB while evaluating our business and our historical results. The statements contained in or incorporated into this report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements.

Risks Relating to Our Industry

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

We face a variety of competitive challenges from other apparel manufacturers both in China and elsewhere. Some of these competitors have greater financial and marketing resources than we do and may be able to adapt to changes in consumer preferences or retail requirements more quickly, devote greater resources to the marketing and sale of their products, or adopt more aggressive pricing policies than we can. As a result, we may not be able to compete successfully with them if we cannot continue enhancing our marketing and management strategies, quality, and value or responding appropriately to consumers needs.

The success of our business depends upon our ability to offer innovative and upgraded products at attractive price points.

The worldwide apparel industry is characterized by constant product innovation due to changing consumer preferences and by the rapid replication of new products by competitors. As a result, our success depends in large part on our ability to continuously and rapidly respond to customer requirements for innovative and stylish products at a competitive pace, intensity, and price. Failure on our part to regularly and rapidly respond to customer requirements could adversely affect our ability to retain our existing customers or to acquire new customers, which would limit our sales growth.

The worldwide apparel industry is subject to ongoing pricing pressure.

The apparel market is characterized by low barriers to entry for both suppliers and marketers, global sourcing through suppliers located throughout the world, trade liberalization, continuing movement of product sourcing to lower cost countries, ongoing emergence of new competitors with widely varying strategies and resources, and an increasing focus on apparel in the mass merchant channel of distribution. These factors contribute to ongoing pricing pressure throughout the supply chain. This pressure has and may continue to:

•	require us to reduce wholesale prices on existing products;

•	result in reduced gross margins across our product lines; and

•	increase pressure on us to further reduce our production costs and our operating expenses.

Any of these factors could adversely affect our business and financial condition.

Fluctuation in the price, availability, and quality of raw materials could increase our cost of goods and decrease our profitability.

We purchase raw materials directly from local fabric and accessory suppliers. We may also import specialty fabrics to meet specific customer requirements. We also purchase finished goods from other contract manufacturers. The prices we charge for our products are dependent in part on the market price for raw materials used to produce them. The price, availability, and quality of our raw materials may fluctuate substantially, depending on a variety of factors, including demand, crop yields, weather patterns, supply conditions, transportation costs, government regulation, economic climates, and other unpredictable factors. Any raw material price increases could increase our cost of goods and decrease our profitability unless we are able to pass higher prices on to our customers.

One supplier represented approximately 11% of our raw materials purchases in the fiscal year ended December 31, 2006, two suppliers represented approximately 12% and 10%, respectively, of our raw materials purchases in the fiscal year ended December 31, 2005, and one supplier represented approximately 17% of our raw materials purchases in the fiscal year ended December 31, 2004. We do not have long-term written agreements with any of these suppliers and do not anticipate entering into any such agreements in the near future. However, we always execute a written agreement for each order placed with our suppliers. We do not believe that loss on any of these suppliers would have a material adverse affect on our ability to obtain finished goods or raw materials essential to our business because we believe we can locate other suppliers in a timely manner.

Risks Relating to Our Business

We depend on a group of key customers for a significant portion of our sales. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.

As of December 31, 2006, three customers represented approximately 46% of our sales. Net sales to our three largest customers totaled approximately 46% and 54% of total net sales in 2006 and 2005, respectively. Our largest customer accounted for approximately 22% and 22% of net sales in 2006 and 2005. The garment manufacturing industry has experienced substantial consolidation in recent years, which has resulted in increased customer leverage over suppliers, greater exposure for suppliers to credit risk, and an increased emphasis by customers on inventory management and productivity.

A decision by a major customer, whether motivated by competitive considerations, strategic shifts, financial requirements or difficulties, economic conditions, or otherwise, to decrease its purchases from us or to change its manner of doing business with us, could adversely affect our business and financial condition. In addition, while we have long-standing customer relationships, we do not have long term contracts with any of our customers.

As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time. We do not believe that there is any material risk of loss of any of these customers during the next 12 months. We also believe that the unexpected loss of these four customers could have material adverse effect on our earnings or financial condition. While we believe that we could replace these three customers within 12 months, the loss of which will not have material adverse effect on our financial condition in the long term. None of our affiliates are officers, directors, or material shareholders of any of these three customers.

Our internal controls and procedures have been materially deficient, and we are in the process of correcting internal control deficiencies.

In the second quarter of 2007, resulting from comments by and discussions with the staff of the SEC related to our Preliminary Information Statement on Form 14C, we and our independent registered public accounting firm recognized that our internal controls had material weaknesses.  We restated our results of operations for the year ended December 31, 2006 and our quarterly results for the quarter ended March 31, 2007 as a result of our purchase accounting for the acquisition of New-Tailun completed on December 30, 2006.

If we cannot rectify these material weaknesses through remedial measures and improvements to our systems and procedures, management may encounter difficulties in timely assessing business performance and identifying incipient strategic and oversight issues. Management is currently focused on remedying internal control deficiencies, and this focus will require management from time to time to devote its attention away from other planning, oversight, and performance functions.

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

We rely on various information technology systems to manage our operations, and we regularly evaluate these systems against our current and expected requirements. Although we have no current plans to implement modifications or upgrades to our systems, we will eventually be required to make changes to legacy systems and acquiring new systems with new functionality. We do anticipate that the aggregate cost of updating such systems will be approximately USD $600,000 over the next 36 months. We will also continue to self-develop and update our information systems on a timely basis to meet our business expansion needs.   Any information technology system disruptions, if not anticipated and appropriately mitigated, could have an adverse effect on our business and operations.

We may engage in future acquisitions and strategic investments that dilute the ownership percentage of our shareholders and require the use of cash, incur debt, or assume contingent liabilities.

As part of our business strategy, we expect to continue to review opportunities to buy or invest in other businesses or technologies that we believe would enhance our manufacturing capabilities, or that may otherwise offer growth opportunities. If we buy or invest in other businesses in the future, this may require the use of our cash, or we may incur debt or assume contingent liabilities.

As part of our business strategy, we expect to continue to review opportunities to buy or invest in other businesses or technologies that we believe would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or may otherwise offer growth opportunities. If we buy or invest in other businesses, products or technologies in the future, we could:

•	incur significant unplanned expenses and personnel costs;

•	issue stock that would dilute our current shareholders’ percentage ownership;

•	use cash, which may result in a reduction of our liquidity;

•	incur debt;

•	assume liabilities; or

•	spend resources on unconsummated transactions.

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

We may in the future acquire or make strategic investments in additional companies. We may not realize the anticipated benefits of these or any other acquisitions or strategic investments, which involve numerous risks, including:

•	problems integrating the purchased operations, technologies, personnel or products over geographically disparate locations;

•	unanticipated costs, litigation, and other contingent liabilities;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	incurrence of acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	inability to retain key customers, distributors, vendors, and other business partners of the acquired business; and

•	potential loss of our key employees or the key employees of an acquired organization.

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

International political instability may halt or hinder our ability to do business and may increase our costs. Various events, including the occurrence or threat of terrorist attacks, increased national security measures in the United States and other countries, and military action and armed conflicts, can suddenly increase international tensions. Increases in energy prices will also impact our costs and could harm our operating results. In addition, concerns about other international crises, such as the spread of severe acute respiratory syndrome (“SARS”), avian influenza, or bird flu, and West Nile viruses, may have an adverse effect on the world economy and could adversely affect our business operations or the operations of our OEM partners, contract manufacturer and suppliers. This political instability and concerns about other international crises may, for example:

•	negatively affect the reliability and cost of transportation;

•	negatively affect the desire and ability of our employees and customers to travel;

•	adversely affect our ability to obtain adequate insurance at reasonable rates;

•	require us to take extra security precautions for our operations; and

•	furthermore, to the extent that air or sea transportation is delayed or disrupted, our operations may be disrupted, particularly if shipments of our products are delayed.

Business interruptions could adversely affect our business.

Our operations and the operations of our suppliers and customers are vulnerable to interruption by fire, earthquake, hurricanes, power loss, telecommunications failure, and other events beyond our control. In the event of a major natural disaster, we could experience business interruptions, destruction of facilities, and loss of life. In the event that a material business interruption occurs that affects us or our suppliers or customers, shipments could be delayed and our business and financial results could be harmed.

Risks Related to Doing Business in China

Export quotas imposed by the WTO could negatively affect our business and operations, particularly if the Chinese government changes its allocation of such quotas to us.

Pursuant to a World Trade Organization (WTO) agreement, effective January 1, 2005, the United States and other WTO member countries agreed to remove quotas applicable to textiles. However, as the removal of quotas resulted in an import surge from China, the U.S. took action in May 2005 and imposed safeguard quotas on seven categories of goods, including certain classes of apparel products, arousing strong objection from China.

On June 10, 2005, in response to the surge of Chinese imports into the European Union (EU), the EU Commission signed a Memorandum of Understanding (MOU) with China in which ten categories of textiles and apparel will be subject to restraints. Additionally, on November 8, 2005, the U.S. and China entered into a Memorandum of Understanding in which 21 categories of textiles and apparel will be subject to restraints.

Although certain of our apparel products fall within the categories subject to the safeguards in the U.S. and the EU, which could adversely affect our ability to export and sell these products, the imposition of quotas in 2005 did not have a material effect on our net sales, although it did impact our gross margin. The imposition of quotas did not have a material effect on our net sales or our gross margins in both 2006 and 2007. See Management’s Discussion and Analysis or Plan of Operations. We believe that we will be able to obtain a sufficient quota allocation based on our experience in prior years. In addition, we may bid for additional export quota allocation from the government for the U.S. and E.U. markets. On a longer term basis, we believe that our customer mix and our ability to adjust the types of apparel we manufacture will mitigate our exposure to such trade restrictions in the future.

Nevertheless, there can be no assurance that additional trade restrictions will not be imposed on the exportation of our products in the future. Such actions could result in increases in the cost of our products generally and may adversely affect our results of operations.

Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

All of our business operations are currently conducted in the PRC, under the jurisdiction of the PRC government. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

Unprecedented rapid economic growth in China may increase our costs of doing business, and may negatively impact our profit margins and/or profitability.

Our business depends in part upon the availability of relatively low-cost labor and materials. Rising wages in China may increase our overall costs of production. In addition, rising raw material costs, due to strong demand and greater scarcity, may increase our overall costs of production. If we are not able to pass these costs on to our customers in the form of higher prices, our profit margins and/or profitability could decline.

Fluctuation in the value of Chinese Renminbi (RMB) relative to other currencies may have a material adverse effect on our business.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Although the exchange rate between RMB and the U.S. dollar has been effectively pegged by the People’s Bank of China since 1994, there can be no assurance that the relationship between the RMB and the U.S. dollar will remain stable, especially in light of the significant political pressure on the Chinese government to permit the free flotation of the RMB, which would result in fluctuations in the exchange rate between the RMB and the U.S. dollar, and other economic and geopolitical factors. If the RMB were to increase in value against the U.S. dollar and other currencies, for example, consumers in the U.S. and Europe would experience an increase in the relative prices of goods and services produced by us, which might translate into a decrease in sales.

ITEM 3.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) have assessed the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-15(e) as of the end of the period covered by this report. Based on such assessment, they have concluded that our internal control over financial reporting was not effective as of September 30, 2007 because of the material weaknesses identified and described below.

•
Control Activities: We did not maintain effective controls to ensure the completeness, accuracy, and valuation over the accounting for business combinations, including the inability to prepare financial statements and footnotes in accordance with SEC rules and regulations and with our 2006 acquisition of New-Tailun. We misapplied generally accepted accounting principles whereby we did not value the acquisitions and record the resulting purchase accounting in accordance with SFAS 141 and EITF 02-5. As a result, we were required to restate our financial results for the year ended December 31, 2006 and for the three months ended March 31, 2007.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In light of the need for the restatements and the material weaknesses described above, our management will undertake a review of our disclosure, financial information, and internal controls and procedures regarding these areas for future complex financing transactions and acquisitions. This review will include efforts by our management and directors, as well as the use of additional outside resources, as follows:

•
Senior accounting personnel and our chief financial officer will continue to review any future acquisition or divestiture in order to evaluate, document, and approve its accounting treatment in accordance with SFAS 141 and EITF 02-5;

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

We believe that we will satisfactorily address the control deficiencies and material weakness relating to these matters by the end of our fiscal year, December 31, 2007, although there can be no assurance that we will do so.

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

Our financial reporting process includes extensive procedures we undertake in order to obtain assurance regarding the reliability of our published financial statements, notwithstanding the material weaknesses in internal control. We expanded our review of accounting for business combinations to help compensate for our material weaknesses in order to provide assurance that the financial statements are free of material inaccuracies or omissions of material fact. As a result, management, to the best of its knowledge, believes that (i) this Quarterly Report on Form 10-QSB does not contain any untrue statements of a material fact or omits any material fact and (ii) the financial statements and other financial information included in this report have been prepared in conformity with GAAP and fairly present in all material aspects our financial condition, results of operations, and cash flows.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We were a named defendant in an action in the United States District Court for the Northern District of Ohio. The action was filed on February 22, 2006 by Plaintiff Douglas G. Furth. The other principal parties were named defendants John Zanic, Wilson-Davis & Co., and Godwin, Pappas, Longley & Ronquillo, LLP. The action alleged that we breached an agreement with Plaintiff under which we had promised to provide Plaintiff 1,000,000 shares of our common stock in exchange for certain assistance in marketing and financial public relations services. The action sought an award of damages in excess of $75,000. We denied that we were a party to such an agreement, that we breached the agreement, or that we were otherwise liable. After vigorously defending ourselves, we were voluntarily dismissed by the Plaintiff without prejudice from the action. We made no payments to Plaintiff and did not enter into a settlement agreement with Plaintiff in connection with this dismissal. In May 2007, Plaintiff filed a Second Amended Complaint asserting claims against us and other principal parties. We deny all the claims, have filed our responses and objections, and have asked the court for dismissal of the action with prejudice by Plaintiff. We have made no payments to Plaintiff, and there have been no settlement discussions to date between us and Plaintiff.

We were also a named defendant in a civil action in the United States Court of Common Pleas of Allegheny County, Pennsylvania. The civil action was filed on April 17, 2006 by Plaintiff Mark B. Aronson. The action alleged that we violated the Pennsylvania Unsolicited Telecommunication Advertisement Act by issuing “spam” emails soliciting purchasers for our common stock. The action sought an award of damages in excess of $12,100. We denied that we were a party to the alleged conduct, and, on January 4, 2007, the case was dismissed without prejudice by Plaintiff. To date, there have been no settlement discussions between us and Plaintiff.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

The following exhibits are filed herewith:

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

November 13, 2007	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Guo Yan
Guo Yan Chief Financial Officer (Principal Financial and Accounting Officer)