Form 10-K
period 2007-12-31
Ever-Glory International Group, Inc.
filed 2008-03-12
CIK 943184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number 0-28806

EVER-GLORY INTERNATIONAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0420146
(State of Incorporation)	(I.R.S. Employer Identification No.)

100 N. Barranca Ave. #810	(626) 839-9116
West Covina, California 91791	(Registrant’s telephone number, including area code)
(Address of principal executive offices, including zip code)

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark whether the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of March 4, 2007, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $18.6 million based on a split-adjusted closing price of $3.10 per share of common stock as reported on the Over-the-Counter Bulletin Board on such date.

On December 31, 2007, we had 11,379,309 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EVER-GLORY INTERNATIONAL GROUP, INC.
FORM 10-K
For the Year Ended December 31, 2007

Item 14.	Principal Accounting Fees and Services	62

PART IV

Item 15.	Exhibits, Financial Statement Schedules	62
Signatures		65

PART I

Item 1. BUSINESS

Note Regarding Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

•	Competition within our industry;
•	Seasonality of our sales;
•	Success of our investments in new product development;
•	Success of our acquired businesses;
•	Our relationships with our major customers;
•	The popularity of our products;
•	Relationships with suppliers, including foreign suppliers, and cost of supplies;
•	Financial and economic conditions in Asia, Europe and the U.S.;
•	Regulatory requirements affecting our business;
•	Currency exchange rate fluctuations;
•	Our future financing needs; and
•	Our ability to attract additional investment capital on attractive terms.

Forward-looking statements also include the assumptions underlying or relating to any of the foregoing or other such statements. When used in this report, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” and similar expressions are generally intended to identify forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the factors described in the Section of this report entitled “Risk Factors” beginning on page 15 and other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in the fiscal year 2008.

Business Operations

We manufacture and sell apparel to well-known casual wear, sportswear and outerwear brands and retailers in major markets worldwide. We manufacture our apparel products in China, including from our three factories located in the Nanjing Jiangning Economic and Technological Development Zone and Shang Fang Town respectively in Nanjing, China. We have over 1,800 employees, and our factories are now capable of producing up to 9 million garments per year. In 2007, we achieved total net sales of $70,335,383. We conduct our operations through three wholly-owned subsidiaries in China: Goldenway Nanjing Garments Company Limited (“Goldenway”), Nanjing New-Tailun Garments Company Limited (PRC) (“New-Tailun”), and Nanjing Catch-Luck Garments Co., Ltd. (“Catch-Luck”). Our corporate structure is illustrated below.

Although we have our own manufacturing capacity, we currently outsource a large portion of our manufacturing to our strategic contractors as a part of our overall sourcing strategy. Outsourcing work allows us to maximize production flexibility while managing capital expenditures and costs of maintaining what would otherwise be a massive workforce. We inspect products manufactured by our contractors to ensure that they meet our rigorous quality standards. See “Production and Quality Control” below.

Our Current Corporate Structure

Our Goldenway subsidiary focuses primarily on quality and production control, and coordinating with the contract manufacturers that we outsource to. Our New-Tailun subsidiary focuses on the Japanese market, and has strengths in the design, production, sale and marketing of jeans and trousers. Our Catch-Luck subsidiary is geared toward the European market, and it designs and makes products that complement the product lines of our other subsidiaries.

Products

We manufacture a broad array of products in various categories for the women’s, men’s and children markets. Within those categories, various product classifications including high and middle grade casual-wear, sportswear and outwear, including the following product lines:

Womens’ Clothing:	coats, jackets, slacks, skirts, shirts, trousers, and jeans

Mens’ Clothing:	vests, jackets, trousers, skiwear, shirts, coats and jeans

Childrens’ Clothing:	coats, vests, down jackets, trousers, knitwear and jeans

Customers

Ever-Glory manufactures garments for a number of well-known retail chains and internationally famous brands. We also have our own in-house design capabilities and can provide our customers with a selection of unique and original designs that the customer may have manufactured-to-order. We ordinarily supply our customers’ through purchase orders, and we have no long-term supply contracts with any of our customers.

In the fiscal year ended December 31, 2007, approximately 57% of our sales revenue came from customers in Europe, 21% from customers in the United States, 16% from customers in Japan, and 6% from customers in China. In 2007, sales to our single largest customer represented approximately 31% of our total net sales. Also, in 2007, sales to our five largest customers generated approximately 59% of our total net sales.

In the fiscal year ended December 31, 2006, approximately 58% of our sales revenue came from customers in Europe, 16% from customers in the United States, 18% from customers in Japan, 6% from customers in China and 2% from customers in other countries. In 2006, sales to our single largest customer represented approximately 28% of our total net sales. In addition, in 2006, sales to our five largest customers resulted in approximately 56% of our total net sales.

Suppliers

We purchase raw materials (including fabric, fasteners, thread, buttons, labels and related materials) directly from local fabric and accessory suppliers, and import specialty fabrics to meet requirements specially requested by customers. In 2007 and 2006, we did not rely on any one supplier for more than 10% of our supply purchases, which we believe is a result of a steady diversification of our sources of supply. Up to the present we have not experienced any significant difficulty in obtaining materials that are essential to our business. We generally agree to pay our suppliers within 30-60 days after our receipt of goods. We typically place orders for materials from suppliers when we receive orders from our customers. On average, the supplies we hold in stock will generally be consumed in production in approximately 20 days.

Sales and Marketing

We have set up our own merchandising department to interface with our customers. We believe we have developed good and stable business relationships with our main customers in the U.S., the EU, Japan and China. Our sales representatives typically work directly with our customers and arrange the terms of our dealings with them, and to explore possible new relationships.

Management believes we continue to benefit from our solid reputation for providing high quality goods and professional service in the markets where we have a presence, which provides us further opportunities to work with desirable customers. Our marketing strategy aims to attract customers with the strongest brands within the strongest markets. We market directly to branded retailers and retail chains instead of selling through intermediary buyers and agents. We seek to attract customers mainly from Japan, Europe, the U.S. and China. In addition, we look for customers with strong brand appeal and product lines that require high quality manufacturing and generate sufficient sales volume to support our sizeable production capacity. Referrals from existing customers have been and continue to be a fruitful source of new customers. In addition, we aim to maintain an active presence in trade shows around the world, including in Europe, Japan, the U.S. and China.

In January 2008, we established a joint venture with La Chapelle Garments Co., Ltd., a Shanghai-based womens’ fashion retailer widely known in China operating a retail network of over 350 outlets, to launch our new “LA GO GO” private label into the Chinese market. We have a 60% stake in this newly-formed joint venture. Through the joint venture, management expects to establish our brand presence in several dozen retail outlets through several major cities in China by the end of 2008.

Production and Quality Control

In 2007, we manufactured approximately 30% of the products we sold in our own manufacturing facilities. We typically outsource a portion of our products based upon factory capacity and customer demand. The number of outside contract manufacturers to which we outsource is expected to increase in order to meet the anticipated growth in demand from our customers.

In 2006, we completed the construction of a new office building. In 2007, we completed the process of consolidating our operations into our new building. The new facility occupies 10,000 square meters of space and is equipped with state-of-the-art production equipment. This consolidation allowed us to increase our production capacity during 2007.

In 2006 and 2007, we acquired Nanjing New-Tailun Garments Co., Ltd. and Nanjing Catch-Luck Garments Co., Ltd. respectively to strengthen our manufacturing base and production capabilities as well as supplement our product lines. As of December, 31, 2007, our total production capacity including our outsourcing capacity increased approximately to 9 million pieces per year. At present, our production capacity is more than adequate to meet customer demand, and we have no significant backlog of customer orders.

We are committed to designing and manufacturing high quality garments. Because we emphasize the fit, performance and quality of our apparel products, we place a high priority on quality control. We have implemented strict quality control and craft discipline systems. Before we manufacture in large quantities, we obtain the approval from our customers either through in-person visits to the factories or by shipping samples of our apparel products to our customers for testing, inspection and feedback. This ensures that our products accurately meet specifications prior to production. In addition, our trained employees periodically inspect the manufacturing process and quality of our apparel products. Our factory is ISO 9000 certified.

Due to our strict quality control and testing process, we have not undergone any product or merchandise recalls, and we generally do not receive any significant requests by our customers to return finished goods. Product returns are not a material factor in our operating expenses.

We anticipate continuing our practice of outsourcing a portion of our production, even with our recent increases in production capacity. Management believes that outsourcing allows us to maximize our production flexibility while reducing significant capital expenditure and costs associated with managing a very large production workforce. We contract for the production of a portion of our products through various outside independent manufacturers. Quality control reviews are done by our employees to ensure that material and component qualities and the product’s “fit” are in accordance with our specifications. We inspect prototypes of each product prior to cutting by the contractors, and conduct a final inspection of finished products prior to shipment to ensure that they meet our high standards.

Delivery and Transportation

We do not hold any significant inventory of finished goods, as we typically ship finished goods to our customers upon completion.

We deliver most of our products through Jiangsu Ever-Glory, our primary export and logistics agent. Jiangsu Ever-Glory acts as an independent contractor to handle export, shipping and transportation. Our products are usually shipped directly to customers. Jiangsu Ever-Glory has access to a variety of ground and air shipping companies and can typically deliver the finished product to the client within timeframes we require. Merchandise is carried from our production facilities by truck to a port where it is consolidated and loaded on containerized vessels for ocean transport to the ultimate destination.

Competition

The garment manufacturing industry is highly competitive, particularly in China. Our competitors include garment manufacturers of all sizes, both within China and elsewhere in the world, many of which have greater financial and manufacturing resources than us. We have been in the garment manufacturing business since 1993 and believe that we have earned a reputation for producing high quality products efficiently and at competitive prices, with excellent customer service. We believe that we compete effectively with other companies based on the experience and know-how that we have acquired since 1993. Additionally, our state-of-the-art manufacturing equipment and facilities enable us to produce high-quality garments at competitive prices.

Currently, we have several competitors in China including large and small sized companies including some state-owned trading groups and private garment companies. We believe we differentiate ourselves from the competition and will be able to effectively compete with our rivals due to our persistent pursuit of quality control, a diversified casual wear product lineup, in-house design talent. In addition, we believe we derive advantages from the rapid feedback we receive from our customers in the supply chain and using our advanced ERP system. Our ERP system integrates many of our operational processes into one system including order processing, statistical analysis, purchasing, manufacturing, logistics and payment control systems, proving management with instantaneous feedback on important aspects of our business operations.

Governmental Regulations/Quotas

Pursuant to a World Trade Organization (WTO) agreement, effective January 1, 2005, the United States and other WTO member countries agreed to remove quotas that apply to textiles.  However, as the removal of quotas resulted in an import surge from China, the U.S. took action in May 2005 and imposed safeguard quotas on seven categories of goods, including certain classes of apparel products, arousing strong objection from China.

On June 10, 2005, in response to the surge of Chinese imports into the European Union (EU), the EU Commission signed a Memorandum of Understanding (MOU) with China in which ten categories of textiles and apparel are subject to restraints. Additionally, on November 8, 2005, the U.S. and China entered into a Memorandum of Understanding in which 21 categories of textiles and apparel are subject to restraints.

Although certain of our apparel products fall within the categories subject to the safeguards in the U.S. and the EU, which could adversely affect our ability to export and sell these products, the imposition of quotas in 2005 did not have a material effect on our net sales, although it did impact our gross margin. The imposition of quotas did not have a material effect on our net sales or our gross margins in both 2006 and 2007. See Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe that we will be able to obtain a sufficient quota allocation based on our experience in prior years.  In addition, we may bid for additional export quota allocation from the government for the U.S. and EU markets. The elimination of export quotas to the EU became effective from January 1, 2008, and we anticipate that export quotes to the U.S. market will be eliminated by the end of 2008. We expect that these new developments will give us more access to the EU and U.S. markets.  Nevertheless, there can be no assurance that additional trade restrictions will not be imposed on the export of our products in the future.  Such actions could result in increases in the cost of our products generally and may adversely affect our results of operations. On a longer term basis, we believe that our customer mix and our ability to adjust the types of apparel we manufacture will mitigate our exposure to such trade restrictions in the future.

We are also required to comply with local regulations that apply to some of the products we produce, in the countries we export to. In order to address these compliance issues, we have established an advanced fabric testing center to ensure that our products meet certain quality and safety standards in the U.S. and EU. In addition, we work closely with our customers so that they understand our testing and inspection process.

Seasonality

We have typically experienced seasonal fluctuations in sales volume due to the seasonal fluctuations experienced by the majority of our customers. These seasonal fluctuations typically result in sales decreases in the first and second quarters and sales increases in the third and fourth quarters of each year.

Employees

As of December 31, 2007, we had over 1,800 employees. None of our employees belong to a labor union. We consider our relationships with our employees to be good, and we have never experienced a labor strike or work stoppage. We are in full compliance with the Chinese labor laws and regulations and are committed to providing safe and comfortable working conditions and accommodations for our employees.

Labor Costs. The manufacture of garments is a labor-intensive business. Although much of our production process is automated and mechanized, we rely on skilled labor to make our products. Recently, we have benefitted from the abundance of workers who migrate to urban areas such as Nanjing to seek jobs that pay relatively well. Generally, we offer one to three months of training to new workers to improve their skills during an apprenticeship period. Management expects that our access to reasonably priced and competent labor will continue into the foreseeable future.

Working Conditions and Employee Benefits. We consider our social responsibilities to our workers to be an important objective, and we are committed to providing them a safe, clean, comfortable working environment and accommodations. Our employees also are entitled to time off during national holidays. In addition, we frequently monitor our third party manufacturers’ working conditions to ensure their compliance with related labor laws and regulations. We are in full compliance with our obligations to provide pension benefits to our workers, as mandated by the PRC government. We strictly comply with the Chinese labor laws and regulations, and offer reasonable wages, life insurance and medical insurance to our workers.

Compliance with Environmental Laws

Based on the present nature of our operations, we do not believe that environmental laws and the cost of compliance with those laws have or will have a material impact on us or our operations.

Description of Property

In 2007, we operated three factories in the Nanjing Jiangning Economic and Technological Development Zone and in Shangfang Town, which are located in Nanjing, China.  In January 2007, we completed the construction of our new headquarters and a new manufacturing facility in Jiangning Economic and Technological Development Zone in Nanjing. Our operations have been consolidated into this new facility. We also hold a fifty-year land use right for 112,442 square meters of land in the Nanjing Jiangning Economic and Technological Development Zone. For further details concerning our property, see Item 2 on page 26 of this report regarding “Properties.”

Insurance

We have purchased asset insurance coverage for our new facilities and fixed assets. We have no other material policies of insurance.

Taxation

Our three operating subsidiaries, all of which are incorporated in the PRC, are governed by PRC income tax laws and are subject to the PRC enterprise income tax. Each of our consolidated entities files its own separate tax return, and we do not file a consolidated tax return. In addition, Goldenway currently enjoys a 50% reduction in its income tax as a foreign invested enterprise that exports over 70% of its output, and was entitled a lowered income tax rate of 12% for the 2006 and 2007 tax years.   Both New-Tailun and Catch-Luck were entitled to two-year income tax exemptions effective for the 2006 and 2007 tax years, and for the three year thereafter (2008, 2009 and 2010) based on current law these entities will be entitled to a 50% reduction in enterprise income tax. All of our income before income taxes, and the income tax we pay, are related to our operations in China.

Corporate History and Background

Ever-Glory International Group, Inc., sometimes referred to in this report as the “Company,” is a holding company that oversees the operations of its subsidiaries, and provides these subsidiaries with resources and services in financial, legal, administrative and other areas. The Company was incorporated in Florida on October 19, 1994. We changed our name to “Ever-Glory International Group, Inc.” on November 17, 2005.

Perfect Dream Limited (“Perfect Dream”) was incorporated in the British Virgin Islands on July 1, 2004. Perfect Dream was originally formed as a holding company, and it became a wholly-owned subsidiary as a result of a share exchange transaction completed in November 2005.

In January 2005, Perfect Dream acquired 100% of Goldenway Nanjing Garments Company Limited (“Goldenway”). Goldenway, a People’s Republic of China (“PRC”) wholly foreign-owned enterprise was incorporated on December 31, 1993. Goldenway is principally engaged in the manufacturing and sale of garments. Until December 2004, Goldenway was a joint venture held by Jiangsu Ever-Glory International Group Corporation (“Jiangsu Ever-Glory”). After its acquisition by Perfect Dream, Goldenway changed its status to that of a wholly foreign owned enterprise and increased its registered capital from $2,512,106 to $20,000,000. The increased registered capital was required to be paid in installments within three years of the issuance of Goldenway's updated business license. As of December 31, 2007, we have paid $3.63 million of our registered capital requirements. The remaining $13.86 million was due on January 28, 2008. On January 11, 2008, we submitted an application to Jiangsu Administration for Industry Commerce for the extension of the deadline for payment of the remaining registered capital to July 25, 2008. As of the date of this report, we have obtained approval for this extension.

On November 9, 2006, Perfect Dream entered into a purchase agreement with Ever-Glory Enterprises (HK) Limited (“Ever-Glory Hong Kong”) whereby we acquired a 100% interest in Nanjing New-Tailun Garments Company Limited (“New-Tailun”) from Ever-Glory Hong Kong (the “New-Tailun transaction”). Pursuant to the terms of the purchases agreement for this acquisition, we agreed to pay Ever-Glory Hong Kong the amount of $2,000,000 in cash and issue 20,833,333 shares of our restricted common stock having a value of $10,000,000, such value of shares were based on the preceding 30-day average of high bid and the low ask price for our common stock on the date of the transfer within 90 days of the closing of the New-Tailun transaction. The total consideration due to Ever-Glory Hong Kong in connection with this transaction has been paid. The New-Tailun transaction closed on December 30, 2006. New-Tailun is a 100% foreign-owned enterprise incorporated in the PRC and is engaged in the manufacturing and sale of garments. New-Tailun has a staff of over 700 people with the annual production capacity of about 2.5 million pieces.

On August 27, 2007, we acquired Nanjing Catch-Luck Garments Co. Ltd., a Chinese limited liability company (“Catch-Luck”), which further expanded our production capacity. Catch-Luck is primarily engaged in the manufacturing and sale of garments to China, Europe, Japan, and the United States. Founded in 1995, Catch-Luck has more than 500 employees with annual production capacity of 1.2 million garments. It currently operates one factory spanning 6,000 square meters in the Nanjing Jiangning Economic and Technological Development Zone. For further details concerning this acquisition, see Recent Developments below.

As a result of our acquisitions of Goldenway, New-Tailun, and Catch-Luck, we now own and operate three subsidiaries in China.

Recent Developments

Acquisition of Nanjing Catch-Luck Garments Co. Ltd.

On August 27, 2007, we acquired Nanjing Catch-Luck Garments Co. Ltd., a Chinese limited liability company, from Ever-Glory Hong Kong, which further expanded our production capacity. Catch-Luck was originally incorporated as a joint venture, and later became a wholly owned foreign enterprise after we acquired it.

The acquisition of Catch-Luck was financed by a combination of $0.6 million in cash and common stock valued at $9.4 million. Upon completion of this transaction, Catch-Luck became a wholly owned subsidiary of Ever-Glory. Under the Agreement for the Purchase and Sale of Stock dated June 26, 2006, as amended on August 31, 2006 (the “Agreement”) by and between us, our wholly owned subsidiary, Perfect Dream Ltd., a British Virgin Islands corporation (“Perfect Dream”), Ever-Glory Hong Kong and Catch-Luck, we agreed to pay Ever-Glory Hong Kong an amount in Renminbi equal to $600,000 and issue 1,307,693 shares of our common stock to Ever-Glory Hong Kong. As agreed, we issued the 1,307,693 shares of common stock at the closing of this transaction. We have not yet paid the $600,000 cash portion of this consideration, however we plan to do so in the second quarter of 2008. In addition, upon Catch-Luck’s achievement of certain financial targets for the fiscal years 2008 and 2009, we will issue an additional 1,153,846 shares of common stock to Ever-Glory Hong Kong for each of these two fiscal years (i.e., 1,153,846 shares for 2008 and 1,153,846 shares for 2009).

Ever-Glory Hong Kong was 100% owned by our President and Chairman of the Board, Kang Yihua at the time we entered into the acquisition agreement. Mr. Kang has subsequently transferred 100% of his interest in Ever-Glory Hong Kong to Yan Xiaodong who is one of our former directors. We and Ever-Glory Hong Kong received a business valuation report for Catch-Luck from Savills Valuation and Professional Services Ltd., dated March 7, 2006. Our board of directors was fully informed of the interests of each of these directors, including Mr. Kang, in Ever-Glory Hong Kong. The board conditioned the consummation of the Catch-Luck acquisition on approval by a majority of our disinterested shareholders in accordance with the Florida Business Organizations Code. These disinterested shareholders approved the Catch-Luck acquisition on June 2, 2006. None of the consenting shareholders had any interest in Ever-Glory Hong Kong or its affiliates.

Private Placement Financing

On August 2, 2007, we completed a $2 million private placement involving the issuance of our secured convertible notes and warrants pursuant to subscription agreements (“Subscription Agreements”) with six accredited investors. This private placement financing closed on August 6, 2007.

Under the terms of the financing, we issued and sold two-year secured convertible notes in the principal amount of $2,000,000 to investors, secured by all of the assets of Ever-Glory excluding its subsidiaries. The convertible notes issued in our August 2007 private placement financing bear interest at a rate of 6% per year payable by us on a quarterly basis in either cash or absent any event of default, in shares of our common stock equal to 110% of the interest due (based on the volume-weighted average price of our common stock for the ten trading days prior to interest payment due date). The maturity date of the notes is August 2, 2009, at which time we must redeem the notes by paying all unpaid principal and interest under all then-outstanding notes. The notes are convertible at a fixed conversion price of $0.22 per share, into a total of approximately 9.1 million shares of common stock, provided, however that the notes are subject to full-ratchet anti-dilution protection, i.e., if we issue shares (with certain enumerated exceptions) at an average per-share price below $0.22 per share, the conversion price of the notes shall be adjusted downward to match such per-share price. Under the terms of the notes, the full-ratchet anti-dilution adjustments do not apply to (i) the issuance of approximately up to $1.6 million shares or shares under options to employees and consultants, (ii) securities issued in connection with acquisitions of third parties valued above $8 million; (iii) the issuance of approximately up to $1.6 million shares or shares under warrants or other securities issued to non-affiliates for services rendered to us, as more fully described and set forth in the notes. The holders of the notes may convert the unpaid principal amount the notes into our common stock at any time prior to maturity, at the applicable conversion price. We may at any time at its option, redeem the notes by paying 125% of the unpaid principal and accrued interest.

The performance of our obligations under the notes along with certain other obligations in connection with the financing is secured by all of our assets, excluding our subsidiaries, pursuant to a security agreement. Our performance of the notes and other obligations in connection with the financing is also secured by a pledge of 3,897 shares Series A Preferred Stock personally held by our current CEO pursuant to a stock pledge agreement. Upon any event of default (as defined in the notes, the security agreement and the stock pledge agreement), the investors will be entitled to exercise their respective rights under the security agreement and stock pledge agreement. In addition, our subsidiaries, Perfect Dream Limited, a British Virgin Islands corporation, and Goldenway Nanjing Garments Co. Ltd., a corporation in the People’s Republic of China, each guaranteed the performance of our obligations under the notes and the subscription agreement under a subsidiary guaranty agreement.

On October 3, 2007, all 7,883 shares of our Series A Preferred Stock were automatically converted into a total of 59,910,800 shares of common stock. Accordingly, the 3,897 pledged shares of Series A Preferred Stock held by Mr. Kang were converted into 29,617,200 shares of common stock. On November 20, 2007, we amended our Articles of Incorporation to effectuate a 10-to-1 reverse stock split, and, accordingly, the 29,617,200 pledged shares were split into 2,961,720 shares of common stock, which presently remain pledged under the stock pledge agreement.

In connection with the financing, on August 2, 2007 we issued warrants to investors that are exercisable for up to approximately 9.1 million shares of our common stock with an exercise price of $0.32 per share. The warrants issued in the August 2007 financing are exercisable for five years following the date on which the underlying warrant shares are registered for resale under an effective registration statement filed with the Commission. The warrants are subject to full-ratchet anti-dilution protection in the event that we issue shares (with certain exceptions) at an average per-share price below $0.32 per share. Similar to the notes, under the terms of the warrants, full-ratchet anti-dilution adjustments do not apply to (i) the issuance of approximately up to $1.6 million of shares or shares under options to employees and consultants, (ii) securities issued in connection with acquisitions of third parties valued above $8 million; (iii) the issuance of approximately up to $1.6 million of shares or shares under warrants or other securities issued to non-affiliates for services rendered to us, as more fully described and set forth in the warrants. If at any time after fifteen months after the closing date there is no effective registration statement covering the resale of the shared underlying the warrants, the warrant holders may exercise their warrants by means of a cashless exercise.

In connection with the financing, we agreed to register the common stock issuable upon conversion of the notes issued to the investors, for resale by them, by filing an appropriate form for registration with the SEC within 60 days following the closing. We also agreed to file a separate registration statement to register the common stock issuable upon exercise of the warrants, within 300 days following the closing. If we do not file these registration statements within the agreed time periods, or the registration statement covering the warrant shares does not become effective within 120 days after the filing of that registration statement, or if we fail to file a registration statement in connection with the investors’ piggyback or demand registration rights, or fail to keep a required registration statement continuously effective for two years, we will be subject to monthly liquidated damages payable in cash equal to 2% of the offering amount in the August 2007 private placement financing, up to a maximum of 10% of the offering amount, or $200,000. On October 5, 2007, we filed a registration statement on Form S-1 with the Commission to register (for resale) common stock issuable upon conversion of the notes. This registration statement was declared effective on November 13, 2007.

In connection with the financing, we agreed to enter into a letter of intent with Mr. Yihua Kang for the acquisition by Ever-Glory of a branded retail division owned by Mr. Kang, provided that the acquisition would be consummated if the retail business operates more than 14 stores worldwide and achieves annual consolidated sales of at least USD $5,000,000. Mr. Kang also agreed to enter into a lockup agreement to refrain from sales of shares held by him, for a period of 12 months following the closing. Mr. Kang also agreed to enter into a two-year non-competition agreement with us which prohibits competition against us or solicitation of our customers or employees. Subscribers in the financing also have a twelve-month right of first refusal to participate in certain future financing transactions involving the sale and issuance of our securities.

The securities were offered and sold in the financing to accredited investors in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended, under Regulation D. At the time of the closing, the offering was not registered under the Securities Act or any state securities or “blue sky” laws.

Strategic Investment in La Chapelle

On January 9, 2008, our subsidiary, Goldenway Nanjing Garment Company Limited, a PRC company entered into a Capital Contribution Agreement (“Capital Contribution Agreement”) with Shanghai La Chapelle Garment and Accessories Company Limited (“La Chapelle”), a Shanghai-based garment maker, and several shareholders of La Chapelle. Under the terms of the Capital Contribution Agreement, Goldenway agreed to invest RMB 10 million (approximately USD $1.35 million) in La Chapelle for a 10% stake in La Chapelle.

Prior to the Capital Contribution Agreement, the capital of La Chapelle registered with the PRC business administration authorities amounted to RMB 4.5 million, consisting of RMB 3.69 million invested by Xing Jiaxing accounting for 82% of its total registered capital, RMB 0.405 million invested by Wu Jinying accounting for 9% of its total registered capital, and RMB 0.405 million invested by Zhang Danling accounting for 9% of its total registered capital. As a result of the investment under the Capital Contribution Agreement, these three shareholders will retain a 60% stake in La Chapelle, and two new investors (including Goldenway) will acquire a 40% stake. Of the 40% stake, Goldenway will hold 10%, and 30% will be held by Wuxi Xin Bao Lian Investment Company Limited (“Wuxi Xin Bao”), a strategic investor. As a result of this capital contribution, the total registered capital of La Chapelle will increase from RMB 4.5 million to RMB 7.5 million.

The total amount invested by Goldenway and Wuxi Xin Bao Lian is RMB $40 million in cash (approximately USD $5.41 million). Goldenway and Wuxi Xin Bao each have the right to designate one director on La Chapelle’s five-member board of directors. The total investment amount was paid by Goldenway and Wuxi Xin Bao Lian in January 2008.

La Chapelle agreed that it will meet the quantitative conditions that are required in order to list its shares as national Class A Shares or Class B Shares in China by December 31, 2010, and if it does not satisfy this criteria, Goldenway and Wuxi Xin Bao will have the right to sell their shares in La Chapelle to the founding shareholders of La Chapelle for a purchase price of not less than the original purchase price of the shares plus 10% interest per annum.

La Chapelle also agreed to meet certain audited net income targets of at least RMB 20 million in 2008 and RMB 30 million in 2009. In the event La Chapelle’s actual audited net income falls below 90% of either of these targets, the overall equity interest of Goldenway and Wuxi Xin Bao shall, in each instance, be increased proportionally in accordance with a formula set forth in the Capital Contribution Agreement (a copy of which is attached as an Exhibit to this Form 8-K).

Joint Venture with Shanghai La Chapelle Garment and Accessories Company

Also on January 9, 2008, concurrently with Goldenway’s investment, Goldway entered into a Joint Venture Establishment Agreement with Shanghai La Chapelle Garment and Accessories Company Limited, to form a joint venture to develop, promote and market our new line of women’s wear in China referred to as “LA GO GO”. The joint venture will be in the form of a jointly owned PRC-based company to be registered as “Shanghai LA GO GO Fashion Company Limited.” The joint venture’s registration process is expected to be completed by the end of March 2008.

Goldenway agreed to initially invest RMB 6 million (USD $0.8 million), and La Chapelle agreed to invest RMB 4 million (USD $0.54 million), for a 60% and 40% stake, respectively, in the joint venture.

The business objective of the joint venture is to establish a leading brand of ladies’ garments for the mainland Chinese market. The scope of the business of the joint venture includes all activities relating to the development of the “LA GO GO” brand, including marketing and branding activities, design, production, and sales. In connection with the establishment of the joint venture, La Chapelle transferred all of its rights and ownership in the “LA GO GO” brand name (including any related brand names) to the joint venture. The joint venture plans to select and engage at least twenty seasoned retailers in Shanghai, Chengdu, Nanjing, Suzhou, Beijing, and Tianjin to exclusively carry and sell the LA GO GO line of women’s clothing for 2008.

The parties agreed that La Chapelle will be primarily responsible for appointing design and sales teams, while Goldenway shall be responsible for appointing accounting and financial managers and supervisors in charge of production. In addition, the parties agreed to jointly appoint personnel in charge of procurement and logistics.

The joint venture agreement contains restrictions on the ability of each joint venture party to transfer its equity interest in the joint venture, and provides for a right of first refusal to acquire shares of the other partner in the event of an approved transfer of interests. The parties agreed that future capital contributions would be made on a pro rata basis accordance with the 60-40 split unless otherwise approved by the parties or if one party fails to make additional contributions. The parties agreed each party shall at all times maintain a minimum 30% interest in the joint venture.

Our Growth Strategy

We plan to expand our business and increase sales and profitability by:

•	building our own brand in the PRC market;

•	developing retail and wholesale distribution channels in the PRC;

•	expanding our production capacity through new facilities;

•	further developing relationships with customers to increase sales;

•	entering into strategic partnerships with our important customers and major suppliers;

•	broadening and expanding our product offerings and product lines;

•	continuing to enhance our manufacturing process to increase efficiency of production;

•	building and promoting our own private label brands; and

•	seeking acquisitions of complimentary businesses in the textile industry.

Our goal is to continue to strengthen our position to become a major multi-national apparel manufacturer, and to expand into new markets worldwide.

RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this prospectus before making an investment decision with regard to our securities. The statements contained in or incorporated into this prospectus that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Industry

Our sales are influenced by general economic cycles. A prolonged period of depressed consumer spending would have a material adverse effect on our profitability.

Apparel is a cyclical industry that is dependent upon the overall level of consumer spending. Purchase of apparel generally decline during recessionary periods when disposable income is low. Our customers anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders. As a result, any substantial deterioration in general economic conditions, increases in energy costs or interest rates, acts of war, acts of nature or terrorist or political events that diminish consumer spending and confidence in any of the regions in which we compete, could reduce our sales and adversely affect our business and financial condition. We currently sell to customers in the U.S., the EU and Japan. Accordingly, economic conditions and consumer spending patterns in these regions could affect our sales, and an economic down turn in one or more of these regions could have an adverse effect on our business.

Intense competition in the worldwide apparel industry could reduce our sales and prices.

We face a variety of competitive challenges from other apparel manufacturers both in China and other countries. Some of these competitors have greater financial and marketing resources than we do and may be able to adapt to changes in consumer preferences or retail requirements more quickly, devote greater resources to the marketing and sale of their products or adopt more aggressive pricing policies than we can. As a result, we may not be able to compete successfully with them if we cannot continue enhancing our marketing and management strategies, quality and value or responding appropriately to consumers needs.

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

As of December 31, 2007 and 2006, we did not rely on any one supplier which exceeds 10% of all of our total supply purchases. We do not have any long-term written agreements with any of these suppliers and do not anticipate entering into any such agreements in the near future. However, we always execute a written agreement for each order placed with our suppliers. We do not believe that loss on any of these suppliers would have a material adverse effect on our ability to obtain finished goods or raw materials essential to our business because we believe we can locate other suppliers in a timely manner.

Risks Relating to Our Business

We depend on some key customers for a significant portion of our sales. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.

For the year ended December 31, 2007, our five largest customers represented approximately 56% of our total net sales. For the year ended December 31, 2006, our five largest customers represented approximately 59% of our total net sales. The garment manufacturing industry has experienced substantial consolidation in recent years, which has resulted in increased customer leverage over suppliers, greater exposure for suppliers to credit risk and an increased emphasis by customers on inventory management and productivity.

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

In 2006 and 2007, we did not maintain effective controls to ensure the completeness, accuracy, and valuation over the accounting for business combinations, including the inability to prepare financial statements and footnotes in accordance with SEC rules and regulations and with our 2006 acquisition of New-Tailun. We misapplied generally accepted accounting principles whereby we did not value the acquisitions and record the resulting purchase accounting in accordance with SFAS 141 and EITF 02-5. As a result, we were required to restate our financial results for the year ended December 31, 2006 and for the three months ended March 31, 2007.

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

Failure to timely comply with the requirements of Section 404 or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our debt and equity securities.

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Beginning with our Annual Report for the year ended December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Additionally, for the fiscal year ended December 31, 2008 our independent registered public accounting firm will be required to issue reports on management’s assessment of our internal control over financial reporting and their evaluation of the operating effectiveness of our internal control over financial reporting. Our assessment requires us to make subjective judgments and our independent registered public accounting firm may not agree with our assessment.

Achieving compliance with Section 404 within the prescribed period may require us to incur significant costs and expend significant time and management resources. If we are not able to complete our assessments as required under Section 404 in a timely manner, we and our independent registered public accounting firm would be unable to conclude that our internal control over financial reporting is effective as of December 31, 2008. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our debt securities. In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively. We will continue to consistently improve our internal control over the financial reporting with our best efforts and we plan to engage assistance from outside experts in doing so.

We are listed on the over-the-counter bulletin board, and therefore we are subject to less stringent corporate governance requirements as opposed to a company listed on a national exchange. Specifically, we do not have a majority of independent directors on our board, nor do we have a separate audit committee, as these requirements are not applicable to us, and this provides less protection to our investors.

Our board of directors currently does not have a separate audit committee or a member that qualifies as an audit committee financial expert or an independent director. In addition, we do not have an independent majority on our board of directors. Our management and board of directors are considering the addition of an independent director who qualified as a financial expert but there can be no assurance we will be able to attract one or more qualified independent directors or that any such directors can be added to our board as it may require us to increase the number of director on our board of directors, seek the resignation of directors who are not independent, or some combination thereof. If we are unable to attract qualified independent directors or nominate or elect such directors, our security holders will not have the protections provided by having independent directors or audit committee members. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not they are deemed to be independent, we cannot assure you that this will actually be the case. If actions are taken, or expenses are incurred that are not in our best interests, it could have a material adverse effect on our business and operations and the price of our stock held by our shareholders.

We must successfully maintain and/or upgrade our information technology systems.

We rely on various information technology systems to manage our operations, and we regularly evaluate these systems against our current and expected requirements. Although we have no current plans to implement modifications or upgrades to our systems, we will eventually be required to make changes to legacy systems and acquiring new systems with new functionality. We are considering additional investments in updating our ERP system to help us improve our internal control system and to meet compliance requirements under Section 404. We are also continuing to develop and update our internal information systems on a timely basis to meet our business expansion needs. Any information technology system disruptions, if not anticipated and appropriately mitigated, could have an adverse effect on our business and operations.

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

We may in the future acquire or make strategic investments in additional companies. We may not realize the anticipated benefits of these or any other acquisitions or strategic investments, which involve numerous risks, including:

•	problems integrating the purchased operations, technologies, personnel or products over geographically disparate locations;

•	unanticipated costs, litigation and other contingent liabilities;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	incurrence of acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	inability to retain key customers, distributors, vendors and other business partners of the acquired business;

•	potential loss of our key employees or the key employees of an acquired organization; and

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

International political instability may halt or hinder our ability to do business and may increase our costs. Various events, including the occurrence or threat of terrorist attacks, increased national security measures in the EU, the United States and other countries, and military action and armed conflicts, can suddenly increase international tensions. Increases in energy prices will also impact our costs and could harm our operating results. In addition, concerns about other international crises, such as the spread of severe acute respiratory syndrome (“SARS”), avian influenza, or bird flu, and West Nile viruses, may have an adverse effect on the world economy and could adversely affect our business operations or the operations of our OEM partners, contract manufacturer and suppliers. This political instability and concerns about other international crises may, for example:

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

Risks Related to Doing Business in China

Because our assets are located overseas, shareholders may not receive distributions that they would otherwise be entitled to if we were declared bankrupt or insolvent.

Our assets are, for the most part, located in the PRC. Because our assets are located overseas, our assets may be outside of the jurisdiction of U.S. courts to administer if we are the subject of an insolvency or bankruptcy proceeding. As a result, if we declared bankruptcy or insolvency, our shareholders may not receive the distributions on liquidation that they would otherwise be entitled to if our assets were to be located within the U.S., under U.S. bankruptcy law.

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

On June 10, 2005, in response to the surge of Chinese imports into the European Union (EU), the EU Commission signed a Memorandum of Understanding (MOU) with China in which ten categories of textiles and apparel are subject to restraints. Additionally, on November 8, 2005, the U.S. and China entered into a Memorandum of Understanding in which 21 categories of textiles and apparel are subject to restraints.

Although certain of our apparel products fall within the categories subject to the safeguards in the U.S. and the EU, which could adversely affect our ability to export and sell these products, the imposition of quotas in 2005 did not have a material effect on our net sales, although it did impact our gross margin. The imposition of quotas did not have a material effect on our net sales or our gross margins in both 2006 and 2007. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We believe that we will be able to obtain a sufficient quota allocation based on our experience in prior years.  In addition, we may bid for additional export quota allocation from the government for the U.S. and EU markets.  On a longer term basis, we believe that our customer mix and our ability to adjust the types of apparel we manufacture will mitigate our exposure to such trade restrictions in the future.

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

Fluctuation in the value of Chinese Renminbi (RMB) relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.

The value of RMB against the U.S. dollar, the Euro and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. In the last decade, the RMB has been pegged at 8.2765 yuan to one U.S. Dollar. On July 21, 2005 it was revalued to 8.11 per U.S. dollar. Following the removal of the peg to the U.S. Dollar and pressure from the United States, the People’s Bank of China also announced that the RMB would be pegged to a basket of foreign currencies, rather than being strictly tied to the U.S. Dollar, and would be allowed to float trade within a narrow 0.3% daily band against this basket of currencies. The PRC government has stated that the basket is dominated by the U.S. Dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British Pound, Thai Baht, Russian Ruble, Australian Dollar, Canadian Dollar and Singapore Dollar. There can be no assurance that the relationship between the RMB and these currencies will remain stable over time, especially in light of the significant political pressure on the Chinese government to permit the free flotation of the RMB, which could result in greater and more frequent fluctuations in the exchange rate between the RMB, the U.S. dollar, and the Euro. If the RMB were to increase in value against the U.S. Dollar and other currencies, for example, consumers in the U.S., Japan and Europe would experience an increase in the relative prices of goods and services produced by us, which might translate into a decrease in sales. In addition, if the RMB were to decline in value against these other currencies, the financial value of your investment in our shares would also decline.

You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited, because our subsidiaries are incorporated in non-U.S. jurisdictions, we conduct substantially all of our operations in China, and all of our officers reside outside the United States.

Although we are incorporated in Florida, we conduct substantially all of our operations in China through our wholly owned subsidiaries in China. All of our officers reside outside the United States and some or all of the assets of those persons are located outside of the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in China in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the PRC may render you unable to enforce a judgment against our assets or the assets of our directors and officers.

As a result of all of the above, our public shareholders may have more difficulty in protecting their interests through actions against our management, directors or major shareholders than would shareholders of a corporation doing business entirely within the United States.

Risks Related to an Investment in Our Securities

Our common stock has limited liquidity.

Our common stock is traded on the Over-the-Counter Bulletin Board. It is thinly traded compared to larger more widely known companies in the same industry. Thinly traded common stock can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. The high and low bid price of Ever-Glory’s common stock during the past 52 week period is $5.00 and $1.60 per share respectively.

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

Our stock is categorized as a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.   We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRAhas adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We expect to experience volatility in our stock price, which could negatively affect shareholders’ investments.

The market price for shares of our common stock may be volatile and may fluctuate based upon a number of factors, including, without limitation, business performance, news announcements or changes in general market conditions.

Other factors, in addition to the those risks included in this section, that may have a significant impact on the market price of our common stock include, but are not limited to:

•	receipt of substantial orders or order cancellations of products;

•	quality deficiencies in services or products;

•	international developments, such as technology mandates, political developments or changes in economic policies;

•	changes in recommendations of securities analysts;

•	shortfalls in our backlog, sales or earnings in any given period relative to the levels expected by securities analysts or projected by us;

•	government regulations, including stock option accounting and tax regulations;

•	energy blackouts;

•	acts of terrorism and war;

•	widespread illness;

•	proprietary rights or product or patent litigation;

•	strategic transactions, such as acquisitions and divestitures;

•	rumors or allegations regarding our financial disclosures or practices; or

•	earthquakes or other natural disasters in Nanjing, China where a significant portion of our operations are based.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Due to changes in the volatility of our common stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources.

Conversion of the notes into shares of our common stock will dilute the ownership interests of existing shareholders, including holders who will have already converted their notes.

The conversion of some or all of the notes into our shares of our common stock will dilute the ownership interests of existing shareholders. Any sales in the public market of the shares of common stock issuable upon such conversion could adversely affect prevailing market prices of our shares of common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could depress the price of our shares of common stock.

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We presently intend to retain all earnings for our operations.

Our common shares are not currently traded at high volume, and you may be unable to sell at or near ask prices or at all if you need to sell or liquidate a substantial number of shares at one time.

We cannot predict the extent to which an active public market for its common stock will develop or be sustained. However, we do not rule out the possibility of applying for listing on the American Stock Exchange or Nasdaq Capital Market or other markets.

Our common shares are currently traded, but currently with low volume, based on quotations on the “Over-the-Counter Bulletin Board”, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

Our corporate actions are substantially controlled by our principal shareholders and affiliated entities.

Our principal shareholders, which includes our officers and directors, and their affiliated entities own approximately 47% of our outstanding shares of common stock. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal shareholders and their affiliated entities, elections of our board of directors will generally be within the control of these shareholders and their affiliated entities. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders and their affiliated entities. As such, it would be difficult for shareholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all of our shareholders.

The elimination of monetary liability against our directors, officers and employees under Florida law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our amended and restated Articles of Incorporation contain a provision permitting us to eliminate the liability of our directors for monetary damages to our company and shareholders to the extent provided by Florida law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Legislative actions, higher insurance costs and potential new accounting pronouncements may impact our future financial position and results of operations.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives following the Enron bankruptcy are likely to increase general and administrative costs and expenses. In addition, insurers are likely to increase premiums as a result of high claims rates over the past several years, which we expect will increase our premiums for insurance policies. Further, there could be changes in certain accounting rules. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent material misstatements.

We are subject to reporting obligations concerning our internal controls, under the U.S. securities laws. The Securities and Exchange Commission, or the SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to management’s assessment of the effectiveness of our internal controls over financial reporting, and report on the effectiveness of these controls. These requirements will first apply to our annual report on Form 10-K for the fiscal year ending December 31, 2007. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to sales revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent material misstatements, or in certain extreme cases, fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Factories

In 2007, we operated three office/factory complexes in the Nanjing Jiangning Economic and Technological Development Zone and in Shangfang Town, which are located in Nanjing, China. The following is a description of these factories:

(i) Goldenway. Our Goldenway facilities are located in Nanjing Jiangning Economic and Technological Development Zone, PRC, and includes 10,000 square meters of floor space. Approximately 600 employees work at this location. Our Goldenway facility handles administrative, sales and distribution functions in addition to manufacturing.

(ii) New-Tailun. Our New-Tailun facilities are located in Shangfang Town, Nanjing, PRC, and includes 25,000 square meters of floor space. Approximately 700 employees work at this location. Our New-Tailun facility mainly handles manufacturing.

(iii) Catch-Luck. Our Catch-Luck facilities are located in Nanjing Jiangning Economic and Technological Development Zone, PRC, and includes 26,629 square meters of office and production space. Approximately 500 employees work at this location. Our Catch-Luck location mainly handles manufacturing.

In March 1996, Goldenway entered into an agreement to develop certain land held by Jiangsu Ever-Glory International Group Corporation, its former parent company. Under that agreement, Goldenway agreed to pay for and develop a facility with 4,000 square meters of floor space, on that land. In exchange, Goldenway obtained the use rights to the newly constructed facility for a twenty year period (after which period the use rights would revert back to Jiangsu Ever-Glory International Group Corporation.  Goldenway currently holds the right to use the building and improvements, and continues to lease the land from Jiangsu Ever-Glory under a 20 year lease.  Goldenway has offictively prepaid 100% of the rental payments of approximately $137,100 under the lease. There are no material encumbrances on the building and improvements. A copy of the Land Development Agreement is included as Exhibit 10.23 to this report.

The New-Tailun factory leases the land and building from Jiangsu Ever-Glory for $26,666 per annum under a two year leasing arrangement that began on April 1, 2006.

In 2006, we made a full deposit of $2,730,890 to purchase a fifty-year land use right for 112,442 square meters of land in the Nanjing Jiangning Economic and Technological Development Zone. The land includes an existing facility with 26,629 square meters of manufacturing and office space (now the Catch-Luck factory). On April 7, 2006, we closed the transaction with the local government of Nanjing City. On June 24, 2006, we obtained the title to the land for the land use rights for 50 years. This land is now used for our new headquarters and manufacturing facilities.

Expansion of Facilities

By the end of 2006, we completed the construction of our new headquarters and production facilities. These facilities occupy approximately 36,629 square meters, in which 26,629 square meters were leased by Goldenway to Nanjing Catch-Luck Garments Co. Ltd. Following our acquisition of Goldenway, Catch-Luck ceased making lease payments to Goldenway.

In January 2007, we completed construction of our new headquarters and a new manufacturing facility in Jiangning Economic and Technological Development Zone in Nanjing, which replaces Goldenway's old facility in the Nanjing Jiangning Economic and Technological Development Zone. This new construction was financed through a construction loan with Nanjing City Commercial Bank. As of December 31, 2007, the remaining unpaid amount under our construction agreements with service providers relating to the construction was $390,207. Since the completion of our new headquarters and manufacturing facility in December 2006, we began consolidating our operations. On January 10, 2007, we completed the process of consolidating our operations into the new facility. Our new facility is equipped with state-of-the art manufacturing equipment. Our headquarters are now located at 509 Chengxin Road, Jiangning Economic and Technological Development Zone in Nanjing, People’s Republic of China. We plan to lease the older facility (previously occupied by Goldenway) to the third parties upon consolidation of all our operations into the new location. We believe that our current facilities, including the facilities newly built in 2007, will be more than sufficient to sustain our operations for the foreseeable future.

Item 3. LEGAL PROCEEDINGS

We were named as a defendant in an action pending in the U.S. District Court for the Northern District of Ohio. The action was filed on February 22, 2006 by Plaintiff Douglas G. Furth. The other principal parties are named defendants John Zanic, Wilson-Davis & Co., and Godwin, Pappas, Longley & Ronquillo, LLP. The action alleges that we breached an agreement with the plaintiff under which we had promised to provide plaintiff 1,000,000 shares of its common stock in exchange for certain assistance in marketing and financial public relations services. The action seeks an award of damages in excess of $75,000. We denied that we were a party to such an agreement, that we breached the agreement or that we are otherwise liable. We intend to vigorously defend our legal position. After vigorously defending this action, the complaint was voluntarily dismissed by the Plaintiff without prejudice from an action pending in the U.S. District Court for the Northern District of Ohio. In May 2007, Plaintiff Douglas G. Furth has filed a Second Amended Complaint in the Litigation asserting claims against us and other principal parties. We have denied all the claims and have filed the responses and objections to the Plaintiff and asked for dismissal with prejudice by the plaintiff. No payment was made to plaintiff and no settlement has been discussed between us and the Plaintiff.  On November 29, 2007, we made a motion to dismiss the action for lack of personal jurisdiction, and a decision on this matter is pending.

We were also named as a defendant in a civil action in the U.S. court of common pleas of Allegheny County, Pennsylvania. The civil action was filed on April 17, 2006 by Plaintiff Mark B. Aronson. The action alleged that we violated the Pennsylvania Unsolicited Telecommunication Advertisement Act by issuing “spam” emails soliciting purchasers for our common stock. The action seeks an award of damages in excess of $12,100. Management believes the allegations made in this action are baseless. On January 4, 2007, the case was dismissed without prejudice by the Plaintiff.

We are aware that “spam” emails soliciting purchasers for our common stock have originated from unknown sources. Ever-Glory does not endorse or authorize, nor does it participate, in the distribution of “spam” email to the public. We have declared an anti-spamming policy on our website.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 10, 2007, a majority of the holders of our voting capital stock approved an amendment to our Articles of Incorporation to increase the authorized number of shares of the our common stock from 100,000,000 shares to 500,000,000 shares. This amendment was made in order to facilitate the conversion of Series A Preferred Stock to common stock. The shareholder approval was granted by written consent, in lieu of a special meeting of the shareholders. In order to provide information to our shareholders regarding this action, we filed a definitive information statement with the Securities and Exchange Commission and delivered it to our shareholders of record on September 11, 2007.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price of Common Equity

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “EVGY.” As of December 31, 2007, there were approximately 70 shareholders of record of our common stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name. The following table sets forth the high and low bid information for the common stock for each quarter within the last two fiscal years, as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Bid Price
PERIOD	HIGH	LOW

FISCAL YEAR 2007:

Fourth Quarter ended December 31, 2007	$5.00	$3.10
Third Quarter ended September 30, 2007	$4.00	$2.80
Second Quarter ended June 30, 2007	$3.30	$1.80
First Quarter ended March 31, 2007	$2.60	$1.60

FISCAL YEAR 2006:

Fourth Quarter ended December 31, 2006	$7.30	$2.80
Third Quarter ended September 30, 2006	$12.20	$3.50
Second Quarter ended June 30, 2006	$18.70	$9.00
First Quarter ended March 31, 2006	$30.00	$9.00

FISCAL YEAR 2005:

Fourth Quarter ended December 31, 2005	$10.10	$1.50
Third Quarter ended September 30, 2005	$6.00	$1.50
Second Quarter ended June 30, 2005	$8.20	$2.70
First Quarter ended March 31, 2005	$5.50	$3.50

On March 3, 2008, the closing sale price of our common stock on the OTC Bulletin Board was $3.10 per share. The stock prices shown in the table above are retroactively adjusted, as applicable, to reflect our 10-to-1 reverse stock split effective on November 20, 2007.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all of our net income for use in our business, and do not anticipate paying any cash dividends in the foreseeable future. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial condition and future prospects and other factors the board of directors may deem relevant.

Item 6. SELECTED FINANCIAL DATA

You should read the summary consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our predecessor’s financial statements and the related notes included elsewhere in this prospectus. The financial data of Ever-Glory International Group, Inc. and its subsidiaries, for the twelve months ended December 31, 2007 and 2006 were derived from the financial statements included in this prospectus. Historical results are not necessarily indicative of the results to be expected for any future period.

	Twelve Months Ended December 31,
	2007	2006	2005	2004	2003
		(restated)			(unaudited)
Income Statement Data:

Net Sales	70,335,383	51,065,249	10,813,961	7,967,601	7,099,254
Cost of Sales	59,026,265	42,448,928	8,712,565	6,092,868	5,741,150
Gross Profit	11,309,118	8,616,321	2,101,396	1,874,733	1,358,104

Operating Expenses	3,974,678	3,006,729	969,663	487,626	668,616

Income from Operations	7,334,440	5,609,592	1,131,733	1,387,107	689,488
Other Income (Expense), net	(316,509)	(262,312)	73,487	(8,668)	(2,618)

Income Before Taxes	7,017,931	5,347,280	1,205,220	1,378,439	686,870
Income Taxes	(252,682)	(312,010)	161,680	145,584	82,424
Net Income	6,765,249	5,035,270	1,043,540	1,232,855	604,446

Foreign Currency Translation	1,383,279	657,375	5,621	-	-
Comprehensive Income	8,148,528	5,692,645	1,049,161	1,232,855	604,446

Basic Net Income Per Share (in US$)	0.99	0.93	0.20	0.20	-
Diluted Net Income Per Share (in US$)	0.94	0.44	0.10	0.20	-
Basic Weighted Average Number of Shares Outstanding	6,865,482	5,388,201	5,522,470	5,831,727	-
Diluted Weighted Average Number of Shares Outstanding	7,244,062	11,379,700	11,513,969	5,831,727	-

	Twelve Months Ended December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:		(restated)			(unaudited)
Total Assets	33,513,272	28,433,821	8,035,279	7,445,965	5,988,415
Current Liabilities	9,111,053	14,416,589	2,286,240	2,788,132	2,563,433
Long Term Liabilities	4,474,985	4,238,526	-	-	-
Stockholders Equity	19,927,234	9,778,706	5,749,039	4,657,833	3,424,982

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of our financial condition and results of operations for the quarter and the fiscal year ended December 31, 2007 should be read in conjunction with the Financial Statements and corresponding notes included in this annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

We manufacture apparel for men, women, and children for primarily middle to high-grade well-known casual wear, sportswear, and outerwear brands and for a variety of companies. Most of our products are exported to Japan, Europe, and the United States. Our customers include large retailers and well-known brands. We manufacture our apparel products in China, including from our three factories located in the Nanjing Jiangning Economic and Technological Development Zone and Shang Fang town respectively in Nanjing, China. We conduct our operations through three wholly-owned subsidiaries in China: Goldenway Nanjing Garments Company Limited (“Goldenway”), Nanjing New-Tailun Garments Company Limited (PRC) (“New-Tailun”), and Nanjing Catch-Luck Garments Co., Ltd. (“Catch-Luck”).

Although we have our own manufacturing capacity, we currently outsource a large portion of our manufacturing to our strategic contractors as a part of our overall sourcing strategy. Outsourcing much of the manufacturing work allows us to maximize production flexibility while managing capital expenditures and costs of maintaining what would otherwise be a massive workforce. We inspect products manufactured by our contractors to ensure that they meet our rigorous quality standards. See “Production and Quality Control.”

We export garments to customers in Europe, the US, Japan, and China. During fiscal years 2006 and 2007, sales generated from our five largest customers accounted for 56% and 59% of our net sales respectively. Sales generated from the sales to our single largest customer, being the same European customer, accounted for 28% and 31% of our total net sales respectively.

In 2007, approximately 57% of our sales came from customers in Europe, 21% from customers in the United States, 16% from customers in Japan, and 6% from customers in China. In 2006, approximately 60% of our net sales came from customers in European countries, 18% from customers in Japan, 15% from customers in the United States, and 6% from customers in China. Management believes that we have established and maintained a solid business relationship with all of our major customers.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. We also purchase finished goods from other contract manufacturers. In 2006 and 2007, we did not rely on any one supplier exceeding 10% of our purchases. Purchases from our single largest supplier accounted for 7% and 5% of our total supply purchases respectively. During fiscal years 2006 and 2007, purchases from our five largest suppliers accounted for 24% and 21% of our total supply purchases respectively. We have not experienced difficulty in obtaining raw materials essential to our business, and management believes that we have built and maintained a solid business relationship with all of our major suppliers.

In 2007, we operated three factories in the Nanjing Jiangning Economic and Technological Development Zone and in Shangfang Town in the Jiangning District in Nanjing, China. Our three factories employ a staff of over 1,800 people, with an annual production capacity of over 9 million pieces. We consider relations with our employees to be satisfactory.

On April 7, 2006, we completed the process of acquiring a fifty-year land use right on 112,442 square meters of land in the Nanjing Jiangning Economic and Technological Development Zone. The land contains an existing facility of 26,629 square meters, which includes manufacturing and office space. By the end of 2006, we completed the construction of the new office buildings and adjoining factory. We consolidated our operation into our new headquarters and manufacturing facility in January 2007. The new manufacturing facility occupies an area of 10,000 square meters and is equipped with state-of-the-art equipment. The new land and its completed buildings were collaterized as the security for the Goldenway two year bank loan maturing in June 2010.

In 2007, all Chinese manufacturers of certain garments were subject to aggregate export quotas, or limitations, to the United States and Europe. Although certain of our apparel products fall within the categories subject to the quotas with respect to exports to the United States and Europe, the Chinese government allocated a portion of the aggregate export quota to us based upon the amount of product that we exported in the prior year. Management believes that the imposition of such quotas did not have a material negative effect on our net sales and our net margin. See Results of Operations below. As a result of our prior export performance, we were awarded a sufficient portion of the export quotas to enable us to increase our sales to customers in Europe and the United States despite the export quotas. We believe that our customer mix and our ability to adjust the types of apparel it manufactures will mitigate our exposure to such trade restrictions in the future.

Our three operating subsidiaries, all of which are incorporated in the PRC, are governed by PRC income tax laws and are subject to the PRC enterprise income tax. Each of our consolidated entities files its own separate tax return, and we do not file a consolidated tax return. In addition, Goldenway currently enjoys a 50% reduction in its income tax as a foreign invested enterprise that exports over 70% of its output, and was entitled a lowered income tax rate of 12% for the 2006 and 2007 tax years.   Both New-Tailun and Catch-Luck were entitled to two-year income tax exemptions effective for the 2006 and 2007 tax years, and for the three year thereafter (2008, 2009 and 2010) based on current law these entities will be entitled to a 50% reduction in enterprise income tax. All of our income before income taxes, and the income tax we pay, are related to our operations in China.

Acquisition of Nanjing Catch-Luck Garments Co. Ltd.

On August 27, 2007, we acquired Nanjing Catch-Luck Garments Co. Ltd., a Chinese limited liability company, which further expanded our production capacity. Catch-Luck is primarily engaged in the manufacturing and sale of garments to China, Europe, Japan and the United States. Founded in 1995, Catch-Luck has more than 500 non-union employees with annual production capacity of 1.2 million garment pieces. It currently operates one factory spanning 6,000 square meters in the Nanjing Jiangning Economic and Technological Development Zone. During the first half of 2007, Catch-Luck generated net sales of $9.7 million and net income of $1.2 million. Approximately 78% of sales came from customers in Europe, 9% from customers in the U.S., 8% from customers in China and 4% from customers in Japan. The acquisition of Catch-Luck was financed by a combination of $0.6 million in cash and $9.4 million of our common stock. Upon completion of this transaction, Catch-Luck became a wholly owned subsidiary of Ever-Glory. For further details regarding our acquisition of Catch-Luck, please refer to page 10 of the Business section of this report.

Private Placement Financing

On August 2, 2007, we completed a $2 million private placement involving the issuance of our secured convertible notes and warrants pursuant to subscription agreements (“Subscription Agreements”) with six accredited investors. This private placement financing closed on August 6, 2007. Under the terms of the financing, we issued and sold two-year secured convertible notes in the principal amount of $2,000,000 to investors, secured by all of the assets of Ever-Glory excluding its subsidiaries. For a further description of the terms of the financing, please refer to page 11 in the Business section of this prospectus.

Recent Subsequent Events

Strategic Investment in La Chapelle

On January 9, 2008, our subsidiary, Goldenway Nanjing Garment Company Limited, a PRC company entered into a Capital Contribution Agreement (“Capital Contribution Agreement”) with Shanghai La Chapelle Garment and Accessories Company Limited (“La Chapelle”), a Shanghai-based garment maker, and several shareholders of La Chapelle. Under the terms of the Capital Contribution Agreement, Goldenway agreed to invest RMB 10 million (approximately USD $1.35 million) in La Chapelle for a 10% stake in La Chapelle.

Joint Venture with Shanghai La Chapelle Garment and Accessories Company

On January 9, 2008, concurrently with Goldenway’s investment, Goldway entered into a Joint Venture Establishment Agreement with Shanghai La Chapelle Garment and Accessories Company Limited, to form a joint venture to develop, promote and market our new line of women’s wear in China referred to as “LA GO GO.” The joint venture is in the form of a jointly owned PRC-based company registered as “Shanghai LA GO GO Fashion Company Limited.” Goldenway agreed to initially invest RMB 6 million (USD $0.8 million), and La Chapelle agreed to invest RMB 4 million (USD $0.54 million), for a 60% and 40% stake, respectively, in the joint venture.

The business objective of the joint venture is to establish a leading brand of ladies’ garments for the mainland Chinese market. The scope of the business of the joint venture includes all activities relating to the development of the “LA GO GO” brand, including marketing and branding activities, design, production, and sales. In connection with the establishment of the joint venture, La Chapelle transferred all of its rights and ownership in the “LA GO GO” brand name (including any related brand names) to the joint venture. The joint venture plans to select and engage at least sixty seasoned retailers in Shanghai, Chengdu, Nanjing, Suzhou, Beijing, and Tianjin to exclusively carry and sell the LA GO GO line of women’s clothing for 2008.

2008 Outlook

As we look to 2008, we are working to make domestic growth in China a major part of our strategy and to launch the retail and wholesale distribution of our own youthful lifestyle and fashion products under our own brands in China. With our new agreement with Shanghai La Chapelle Garment and Accessories Co., Ltd., one of the top-ranked fashion retailers in China which operates over 350 stores across the nation, we are in the process of launching our “LA GO GO” brand of ladies’ wear. We plan to expand our retail network to include several dozen stores by the end of this year, through which we plan to market and sell our new line. Over time, we believe sales of lifestyle and fashion products under our own brand names in China will enable us to achieve greater balance in our sales revenue from both overseas and domestic markets.

Building upon our accomplishments in 2007, we are eager to demonstrate additional progress in 2008. In fiscal 2008, we expect to generate total net sales of $90 million to $100 million and net income of $8 million to $8.6 million.

We are also pursuing plans to have our shares listed on a national exchange in the U.S., which we believe will provide additional benefits to our shareholders. Toward that end, we are currently seeking to appoint additional independent directors for our board, in order to fulfill one important aspect of the listing requirements for a national exchange.

Sales and Expenses

We market and sell our products through a combination of international distributors and direct sales to brands and retail chain stores primarily in Europe, the United States and Japan.

For our new customers, we ordinarily accept orders backed by a letter of credit. For our established customers, we generally accept payment within 30 to 60 days following delivery of finished goods to the customer.

Our cost of net sales consists of the appropriate materials purchasing, receiving and inspection costs, inbound freight where applicable, garment finishing fees, direct labor, and manufacturing overhead, including our contributions to a government mandated multi-employer defined contribution plan, packing materials and others. In addition, we subcontract a portion of our manufacturing, which costs are included in our cost of net sales.

Our selling expenses consist primarily of transportation and unloading charges and product inspection charges.

Our general and administrative expenses consist primarily of related expenses for executive, finance, accounting, facilities and human resources personnel, office expenses and professional fees.

CRITICAL ACCOUNTING POLICIES

We have identified critical accounting policies that, as a result of judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operation involved could result in material changes to our financial position or results of operations under different conditions or using different assumptions.

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2006 and 2005 include the allowance for the useful life of property and equipment.

Inventories, consisting of raw materials and finished goods related to our products are stated at the lower of cost or market utilizing the specific identification method.

We recognize sales revenue in compliance with Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized upon delivery to our customers for local sales and upon shipment of the products for export sales, at which time title passes to the customer, a formal arrangement exists, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured.

We recognize sales revenue upon delivery to our customers for local sales and upon shipment of the products for export sales, at which time title passes to the customer.

Details regarding our use of these policies and the related estimates are described in the accompanying financial statements as of December 31, 2007 and for the years ended December 31, 2007 and 2006. During the year ended December 31, 2007, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation provides that the tax effects from an uncertain tax position can be recognized in our financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. FIN 48 did not have an impact on the Company’s results of operations or financial condition.

In September 2006, FASB issued Statement 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principle market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2008. We are currently evaluating the impact SFAS 157 will have on our results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will become effective for us on January 1, 2008. We are currently evaluating the impact this new standard, but believes that it will not have a material impact on our financial position.

In December 2007, the FASB issued SFAS No. 160,”Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We have not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS 141R, “Business Combinations,” which applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This statement replaces FASB Statement No. 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. We believe that adoption of the FAS 141R will have an effect on future acquisitions.

Results of Operations

The following is a discussion and analysis of our results of operations, comparing the years ended December 31, 2007 and 2006. In connection with the following discussion, please refer to our Selected Financial Data appearing on page 30 of this Annual Report on Form 10-K.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The following table summarizes our results of operations. The table and the discussion below should be read in conjunction with the audited financial statements and the notes thereto appearing elsewhere in this report.

Results of Operations

	Year Ended December 31,
	2007		2006
	(in U.S. Dollars, except for percentages)
Sales	$70,335,383	100.00%	$51,065,249	100.00%
Gross Profit	$11,309,118	16.08%	$8,616,321	16.87%
Operating Expense	$3,974,678	5.65%	$3,006,729	5.89%
Income From Operations	$7,334,440	10.43%	$5,609,592	10.98%
Other Expenses	$316,509	0.45%	$262,312	0.51%
Income tax expenses	$252,682	0.36%	$312,010	0.61%
Net Income	$6,765,249	9.62%	$5,035,270	9.86%

Sales, Cost of Sales and Gross Margin

Sales

The following table sets forth a breakdown of our total sales revenue, by region, for the periods indicated:

	For the year ended December 31,
	2007		2006
	(in U.S. dollars, except for percentages)
	$	% of total sales revenue	$	% of total sales revenue	Growth in 2007 compared with 2006

Europe	$40,308,166	57.3%	$29,469,046	57.7%	36.8%
US	$14,480,389	20.6%	8,389,786	16.4%	72.6%
Japan	$10,956,030	15.6%	9,270,860	18.2%	18.2%
China	$4,590,798	6.5%	3,119,065	6.1%	47.2%
Other	$0	-	816,492	1.6%	-
Total Net Sales	$70,335,383	100.0%	51,065,249	100.0%	37.7%

Sales for the year ended December 31, 2007 were $70,335,383, an increase of 38% from $51,065,249 for 2006. We generate revenue primarily from the production and the sale of garments to overseas as well as domestic Chinese markets. The increase in our sales was primarily attributable to an overall increase in sales to customers in Europe, the U.S., Japan and the PRC.

Sales to customers in Europe accounted for 57% of our total net sales in 2007, while sales to these customers increased by 37% from the prior year. This growth in sales was primarily due to the increase of orders from our largest customer in Germany in 2007.

Sales to customers in the U.S. accounted for 21% of our total net sales in 2007, while sales to these customers increased by 73% from the prior year. The growth in our sales was primarily due to the relatively large increase in orders from our two customers in the U.S. market. In 2007, our sales to one existing customer increased by 221%, and the addition of a new customer during 2007 accounted for an additional $1.9 million in sales.

Sales to customers in Japan accounted for 16% of our total net sales in 2007, with sales to these customers increasing by 18% as compared to the prior year. Growth in sales to these customers was primarily due to the increase in sales to our largest customer in Japan.

Sales to customers in the Chinese market accounted for 6.5% of our total net sales in 2007. Sales to Chinese customers grew by 47% as compared to the prior year. Growth in sales to these customers was primarily due to the increase of orders from our new customer in Hong Kong.

The following table summarizes our revenues generated from related parties and third parties during the periods indicated.

	Year Ended December 31,
	2007		2006
	(in U.S. dollars, except for percentages)
Net sales to related parties	$1,155,998	1.64%	$479,004	0.94%
Net sales to third parties	$69,179,385	98.36%	$50,586,245	99.06%
Total	$70,335,383	100.00%	$51,065,249	100.00%

Net sales to related parties accounted for 1.6% of our total sales in 2007, an increase from 0.94% in 2006. The increase was mainly attributable to an increase in new orders from a related party who operates in the Chinese domestic market. Management expects sales to related parties will continue to constitute a small portion of our total sales, in the future.

Cost of Sales and Gross Profit Margin

The following table sets forth the components of our cost of sales and gross profit both in absolute amount and as a percentage of total net sales for the periods indicated.

	Year Ended December 31,
	2006		2006
	(in U.S. dollars, except for percentages)
Total Net Sales	$70,335,383	100.00%	$51,065,249	100.00%
Raw materials	$30,784,337	43.77%	$23,076,654	45.19%
Labor	$3,151,476	4.48%	$3,356,331	6.57%
Outsource Production Costs	$23,458,802	33.35%	$14,518,853	28.43%
Other and Overhead	$1,631,650	2.32%	$1,497,090	2.93%
Total Cost of Sales	$59,026,265	83.92%	$42,448,928	83.13%
Gross Profit	$11,309,118	16.08%	$8,616,321	16.87%

Raw materials costs accounted for 44% of our total net sales in 2007, an increase of 33% compared to the prior year. These costs, as a percentage of our total net sales, decreased from 45% of our total net sales in 2006 to 44% of our total net sales in 2007. This decrease was mainly due to slightly lower material prices as the result of discounts from our volume purchases of some kinds of fabrics in 2007, which discounts did not apply in 2006.

Labor costs accounted for 4.5% of our total net sales in 2007, down from 6.6% in the prior year. This decrease was mainly due to a workforce reduction by our Goldenway subsidiary. In 2007, Goldenway began to increase outsourcing to independent contract manufacturers, and dismissed most of its workers in order to reduce direct labor costs.

Outsource production costs accounted for 33% of our total net sales in 2007, an increase of 5% from the prior year. These costs, as a percentage of our total net sales, increased from 28% of total net sales in 2006 to 33% of total net sales in 2007. This increase was mainly due to an overall increase in the volume of our outsourced production.

Overhead and other expenses accounted for 2.3% of our total net sales in 2007, compared to 2.9% of total net sales in 2006. This decrease as the percentage of our net sales was mainly due our cost containment measures for water and electricity expenses.

Total cost of sales for the year ended December 31, 2007 was $59,026,265, an increase of 39% from $42,448,928 in 2006. As a percentage of total net sales, our cost of sales increased to approximately 83.92% of total net sales for 2007, up slightly from approximately 83.13% of total net sales in 2006. Consequently, gross margin as a percentage of total net sales decreased slightly to approximately 16.08% for 2007 from approximately 16.87% for 2006. The 0.79% decrease in gross margin was attributable to a slight increase in the cost of raw materials, an increase in outsource production cost and a modest increase in labor costs, which could not entirely be passed on to our customers in the form of higher prices.

The following table sets forth our total net sales, cost of sales, gross profit and gross margin of the geographic market segments for the periods indicated.

	For the year ended December 31,

	2007				2006
	Net Sales	Cost of sales	Gross profit	Gross margin	Net Sales	Cost of sales	Gross profit	Gross margin
	(in U.S. dollars, except for percentages)

Europe	$40,308,166	$33,742,787	$6,565,379	16.3%	$29,757,894	$24,284,729	$5,473,165	18.4%
US	14,480,389	13,109,394	1,370,995	9.5%	8,368,405	7,432,476	935,929	11.2%
Japan	10,956,030	8,982,183	1,973,847	18.0%	9,436,593	7,959,672	1,476,921	15.7%
China	4,590,798	3,191,901	1,398,897	30.5%	3,064,108	2,408,191	655,917	21.4%

Other	-	-	-	-	438,249	363,860	74,389	17.0%
Total	70,335,383	59,026,265	11,309,118	16.1%	51,065,249	42,448,928	8,616,321	16.9%

Overall gross margin in 2007 was 16.1%, which decreased from 16.9% in 2006 mainly as a result of increased reliance on outsourcing to contract manufacturers. Gross margin on sales to Japan and China increased significantly as we moved from mass market products to high quality upper market products, and launched higher margin women’s wear products. Gross margin on sales to the EU and U.S. markets declined under the margin pressures.

Selling, General and Administrative Expenses

	For the Year Ended December 31,
	2007		2006
	$	% of Total Net Sales	$	% of Total Net Sales
	(in U.S. Dollars, except for percentages)
Gross Profit	$11,309,118	16.1%	$8,616,321	16.9%
Operating Expenses:
Selling Expenses	593,570	0.8%	726,574	1.4%
General and Administrative Expenses	3,381,108	4.8%	2,280,155	4.5%
Total	3,974,678	5.7%	3,006,729	5.9%
Income from Operations	7,334,440	10.4%	5,609,592	11.0%

Selling expenses in 2007 decreased by 18.31% from $726,574 in 2006 to $593,570 in 2007 due to reduced export and export quota expenses as the PRC government moved toward a more transparent and merit-based quota allocation system.

General and administrative expenses increased by 48% from $2,280,155 in 2006 to $3,381,108 in 2007. The increase was partially explained by the higher depreciation and amortization on office facilities, expenditures on office equipment while we moved into new facilities during the year. Payroll also increased during the year as a result of the increase of our management staff to handle our business expansion.

Interest Expenses

Interest expenses were $424,448 in 2007 compared to $285,876 in 2006. This increase was mainly due to the increase from the interest due on the Nanjing City Commerical Bank loan in the amount of $4,798,500 to finance our new construction and supplement our working capital.

We paid interest of $49,973 in connection with our private placement of $2 million in secured convertible notes, which began accruing interest (due and payable quarterly) beginning in August 2007. We also recorded a discount on the convertible notes related to the intrinsic value of the beneficial conversion feature totaling $943,797, and $1,056,203 for the fair value of the warrants issued. The fair value of warrants was calculated using the Binomial model with the following assumptions: (i) risk-free interest rate of 4.62%; (ii) expected life (in years) of 6; (iii) expected volatility of 112%;(iv) expected dividend yield of 0.00%; and (v) stock market price of $2.70. The discount on notes payable is amortized using effective interest method over 2 years. For the year ended December 31, 2007, we recorded $25,503 as interest expense in our statement of operations.

Income Tax Expenses

Income tax expenses for 2006 and 2007 amounted to $312,010 and $252,862, respectively, and our effective income tax rates were 6% and 4% during 2006 and 2007 respectively as a result of lower taxable income generated from Goldenway.

Our PRC subsidiaries were subject to various preferential tax policies and were entitled to the following preferential income tax rates:

	2007	2006

Goldenway	12%	12%
Catch-Luck	0%	0%
New-Tailun	0%	0%

Goldenway is a foreign invested enterprise that exports over 70% of its output, and as a result, Goldenway benefits from a 50% reduction in its income tax rate. Goldenway was entitled a lowered income tax rate of 12% for the 2006 and 2007 tax years.  Both New-Tailun and Catch-Luck were entitled to two-year income tax exemptions effective for the 2006 and 2007 tax years, and for the three year thereafter (2008, 2009 and 2010) based on current law these entities will be entitled to a 50% reduction in enterprise income tax.

Ever-Glory International Group, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes the years ended December 31, 2007 and 2006. The net operating loss carry forwards for United States income taxes amounted to $461,854 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2027. Management believes that the realization of the benefits from these losses appears uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we have provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance at December 31, 2007 was $461,854. Management will review this valuation allowance periodically and make adjustments as warranted.

Net Income

Net income in 2007 was $6,765,249, an increase of $1,729,979 or 34% from $5,035,270 in 2006. This increase was mainly attributable to a significant increase in our net sales derived from customers in Europe and the U.S. Our fully diluted earnings per share was $0.94 for the year ended December 31, 2007 compared to $0.44 for the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, we had cash and cash equivalents of $641,739, other current assets of $18,001,447 and current liabilities of $ 9,111,053. We presently finance our operations primarily from the cash flow from our operations, and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs. If we require additional capital to expand or enhance our existing facilities, we will consider debt or equity offerings or institutional borrowing as potential means of financing.

Net cash provided in operating activities for 2007 was $1,876,458 compared with net cash provided by operating activities of $3,749,859 in 2006. This decrease was mainly attributable to advances made by us for the purchase of raw materials as the result of our business expansion.

Net cash used in investing activities was approximately $4,695,462 in 2007, compared with $9,300,029 in 2006. This decrease in 2007 was mainly due to the completion of our new headquarters and facilities in early 2007. In 2006, we borrowed approximately $4.8 million from Nanjing City Commercial Bank to finance our new construction. In 2007, our new construction was completed, and accordingly we did not borrow additional funds relating to construction in 2007. Interest payment associated with the loan in 2007 was about $230,000.

Net cash provided by financing activities was $1,757,480 in 2007, compared with $4,662,180 in 2006. The decrease was mainly because we did not increase borrowings from the Nanjing City Commercial Bank in 2007 as compared to 2006.

On August 15, 2006, Goldenway entered into credit agreements with Nanjing City Commercial Bank to borrow an aggregate principal amount of up to $6.58 million within 24 months. The loans were secured by our new facilities and were used to fund construction costs as well as our daily operations. As of December 31, 2007, we had borrowed $1,371,000 at an interest rate of 6.53% per annum and $3,427,500 at an interest rate of 7 % per annum. The maturity of these borrowings can be extended at our option. We plan to repay the loans with cash flow from operations. In the event we do not have available cash flow from operations to repay these loans, we will seek to consolidate and refinance the loans at maturity.

On August 2, 2007, we consummated a private placement of $2,000,000 of our secured convertible notes. The net proceeds was $1,757,480 excluding financing costs. The financing was mainly to supplement our working capital.

In addition, as of December 31, 2007, we had borrowed $4,474,985 from a related party for the main purpose of funding the increased registered capital of Goldenway. Interest to be paid to this related party totaled $236,459 for the 2007 fiscal year.

Capital Commitments

We have a continuing program for the purpose of improving its manufacturing facilities. We anticipate that cash flows from operations and borrowings from banks will be used to pay for these capital commitments. The Articles of Association of our Goldenway subsidiary required that registered capital of approximately $17.5 million be paid into Goldenway by February 1, 2008. The increased registered capital is to be paid in installments within three years of the issuance of Goldenway’s updated business license. As of December 31, 2007, we have paid $3.6 million of our registered capital requirements. The remaining $13.9 million is due on January 28, 2008 but remains unpaid as of the date of this report. We have applied for an extension of the deadline for payment of the remaining registered capital to July 25, 2008, with the Jiangsu Administration of Industry and Commerce. As of the date of this report, we have obtained approval for this extension.

On August 2, 2007, the Company consummated a private placement of $2,000,000 senior secured convertible notes. The notes mature and become due and payable two years after the date they were issued, unless they are sooner converted by the noteholders into our common stock. If the notes are not converted into common stock, we will be required to repay the outstanding principal balance of these notes plus accrued interest on August 2, 2009.

On January 9, 2007, our Goldenway subsidiary entered into a Joint Venture Establishment Agreement with Shanghai La Chapelle Garment and Accessories Company Limited, in order to pursue a joint venture to develop, a private label referred to as “LA GO GO” in Chinese market. Goldenway agreed to invest RMB 6 million (USD $0.8 million), and La Chapelle agreed to invest RMB 4 million (USD $0.54 million), for a 60% and 40% stake, respectively in the joint venture to develop several dozen retail chain stores in China by the end of 2008.

Uses of Liquidity

Our cash requirements through the end of fiscal 2008 will be primarily to fund daily operations for the growth of our business. Our management will consider acquiring additional manufacturing capacity in the future to strengthen and stabilize our manufacturing base. We intend to establish our own distribution and logistics channels in overseas markets. As discussed above, on January 9, 2008, we entered into a joint venture to launch a proprietary brand directly to the Chinese market which also expected to require additional cash investments in 2008. In addition, we must make certain required capital contributions to our Goldenway subsidiary in accordance with a timetable to be determined with the input of applicable local authorities.

Sources of Liquidity

Our primary source of liquidity for our short-term cash needs are expected to be from cash flow generated from operations, and cash and cash equivalents currently on hand. We believe that we will be able to borrow additional funds if needed.

We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our needs for working capital, capital expenditure and other commitments through the end of 2008. For our long-term cash needs, we are currently considering a number of different financing opportunities which may include debt and equity financing. No assurance can be made that such financing will be available to us, and adequate funds may not be available on terms acceptable to us. If additional funds are raised through the issuance of equity securities, dilution to existing shareholders may result. If funding is insufficient at any time in the future, we will develop or enhance our products or services and expand our business through our own cash flows from operations.

As of December 31, 2007, we had outstanding borrowings under a loan from Nanjing City Commercial Bank of approximately $4,798,500. This credit facility does not require that we meet or maintain any financial ratios or tests. As of December 31, 2007, we did not have any standby letters of credit or standby repurchase obligations.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the Chinese Renminbi. Sales of our products are in dollars. During 2003 and 2004 the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. In 2007, the RMB continued to appreciate against the U.S. dollar. By the end of 2007, the market foreign exchanges rate was increased to 7.31 RMB to one U.S. dollar. As a result, the ongoing appreciation of RMB to U.S. dollar negatively impacted our gross margins for the year ended December 31, 2007. We are always negotiating order price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future and pass some increase of the cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun and Catch-Luck (whose functional currency is the RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity. The foreign currency translation gain for the years ended December 31, 2007 and 2006 was $1,383,279 and $657,375, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. We consider investments in highly-liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At December 31, 2007, we had approximately $640,000 in cash and cash equivalents. A hypothetical 5% increase or decrease in either short term or long term interest rates would not have any material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates. We pay our suppliers and employees in Chinese Renminbi (RMB), however, we sell to customers in the U.S., Japan and Europe and we generate sales in U.S. dollars and Euros. Accordingly, our business has substantial exposure to changes in exchange rates between and among the Chinese RMB, the U.S. dollar and the Euro. In the last decade, the RMB has been pegged at 8.2765 yuan to one U.S. dollar. On July 21, 2005 it was revalued to 8.11 per U.S. dollar. Following the removal of the peg to the U.S. dollar and pressure from the United States, the People’s Bank of China also announced that the RMB would be pegged to a basket of foreign currencies, rather than being strictly tied to the U.S. dollar, and would be allowed to float trade within a narrow 0.3% daily band against this basket of currencies. The PRC government has stated that the basket is dominated by the U.S. Dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British Pound, Thai Baht, Russian Ruble, Australian Dollar, Canadian Dollar and Singapore Dollar. There can be no assurance that the relationship between the RMB and these currencies will remain stable over time, especially in light of the significant political pressure on the Chinese government to permit the free flotation of the RMB, which could result in greater and more frequent fluctuations in the exchange rate between the RMB, the U.S. dollar and the Euro. For additional discussion regarding our foreign currency risk, see the section titled “Risk Factors— Fluctuation in the value of Chinese Renminbi (RMB) relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Financial Statement Schedule are included in Part III, Item 15 (a) (1) and (2) of this Annual Report on Form 10-K.

The report dated February 12, 2007 and July 4, 2007 of Jimmy C. H. Cheung & Co. included on page F-1 is a copy and has not been reissued by such firm.

JIMMY C.H. CHEUNG & CO. Certified Public Accountants (Amember of Kreston International)	Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Ever-Glory International Group, Inc.

We have audited the accompanying consolidated balance sheets of Ever-Glory International Group, Inc. and subsidiaries as of December 31, 2006 (restated) and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006 (restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ever-Glory International Group, lnc. and subsidiaries as of December 31, 2006 (restated) and the results of its operations and its cash flows for the year ended December 31, 2006 (restated), in conformity with accounting principles generally accepted in the United States of America.

/s/ JIMMY C.H. CHEUNG & CO
JIMMY C.H. CHEUNG & CO
Certified Public Accountants

Hong Kong

Date: February 12, 2007 and July 4, 2007.

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong Tel: (852) 25295500 Fax: (852) 28651067 Email: jchc@krestoninternational.com.hk

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Ever-Glory International Group, Inc.

We have audited the accompanying consolidated balance sheet of Ever-Glory International Group, Inc. and subsidiaries as of December 31, 2007, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended. Ever-Glory International Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Ever-Glory International Group, Inc. and subsidiaries as of December 31, 2006 in the accompanying consolidated financial statements were audited by other auditors whose report dated February 12, 2007 except for Note 2, to which the date is July 4, 2007, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ever-Glory International Group, Inc. and subsidiaries as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP
Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
March 10, 2008

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006

ASSETS
	2007	2006
		(restated)
CURRENT ASSETS
Cash and cash equivalents	$641,739	$897,093
Accounts receivable	13,035,299	7,881,131
Accounts receivable - related parties under common control	158,235	2,463,857
Inventories	1,897,023	1,216,251
Other receivables and prepaid expenses	150,855	153,216
Advances on inventory purchase - related parties under common control	2,568,040	-
Deferred financing costs	191,995	-
Total Current Assets	18,643,186	12,611,548

LAND USE RIGHT, NET	2,729,183	2,521,109
PROPERTY AND EQUIPMENT, NET	12,140,903	13,301,164
TOTAL ASSETS	$33,513,272	$28,433,821

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,796,655	$1,264,200
Accounts payable - related parties under common control	245,589	2,005,323
Other payables- related party under common control	650,000	2,621,130
Other payables and accrued liabilities	1,069,682	3,742,088
Value added tax payable	378,898	239,738
Income tax payable and other taxes payable	146,226	61,930
Bank loans	4,798,500	4,482,180
Convertible notes payable,
(net of unamortized discount of $1,974,497)	25,503	-
Total Current Liabilities	9,111,053	14,416,589

COMMITMENTS AND CONTINGENCIES	-	-

LONG-TERM LIABILITIES
Loan from related party under common control	4,474,985	4,238,526

TOTAL LIABILITIES	13,586,038	18,655,115

STOCKHOLDERS' EQUITY
Preferred stock ($.001 par value, authorized 5,000,000 shares,
no shares issued and outstanding)	-	-
Series A Convertible Preferred Stock ($.001 par value,
authorized 10,000 shares, 0 and 789 shares issued
and outstanding as of December 31, 2007 and 2006, respectively)	-	1
Common stock ($.001 par value, authorized 50,000,000 shares,
11,379,309 and 1,997,203 shares issued and outstanding
as of December 31, 2007 and 2006, respectively)	11,379	1,997
Common stock to be issued for acquisition (0 and 2,083,333
shares as of December 31, 2007 and 2006, respectively)	-	2,083
Additional paid-in capital	2,154,368	161,666
Retained earnings	12,247,748	6,260,518
Statutory reserve	3,437,379	2,659,360
Accumulated other comprehensive income	2,076,360	693,081
Total Stockholders' Equity	19,927,234	9,778,706

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,513,272	$28,433,821

The accompanying notes are an integral part of these statements.
See report of independent registered public accounting firm.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
		(restated)
NET SALES
To related parties under common control	$1,155,998	$479,004
To third parties	69,179,385	50,586,245
Total net sales	70,335,383	51,065,249

COST OF SALES
From related parties under common control	995,398	420,756
From third parties	58,030,867	42,028,172
Total cost of sales	59,026,265	42,448,928

GROSS PROFIT	11,309,118	8,616,321

OPERATING EXPENSES
Selling expenses	593,570	726,574
General and administrative expenses	3,381,108	2,280,155
Total Operating Expenses	3,974,678	3,006,729

INCOME FROM OPERATIONS	7,334,440	5,609,592

OTHER INCOME (EXPENSES)
Interest income	174,036	7,309
Interest expenses	(424,448)	(285,876)
Other income	25,708	16,694
Other expenses	(91,805)	(439)
Total Other Income (Expenses)	(316,509)	(262,312)

INCOME BEFORE INCOME TAX EXPENSE	7,017,931	5,347,280

INCOME TAX EXPENSE	(252,682)	(312,010)

NET INCOME	6,765,249	5,035,270

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	1,383,279	657,375

COMPREHENSIVE INCOME	$8,148,528	$5,692,645

Net income per share - basic	$0.99	$0.93

Net income per share - diluted	$0.94	$0.44

Weighted average number of shares outstanding
during the year - basic	6,865,482	5,388,201

Weighted average number of shares outstanding
during the year - diluted	7,244,062	11,379,700

The accompanying notes are an integral part of these statements.
See report of independent registered public accounting firm.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Series A Convertible Preferred Stock		Common Stock		Common stock to be issued for acquistion		Additional paid-in	Retained	Statutory	Accumulated other comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	capital	earnings	reserve	income	Total

Balance at December 31, 2005	789	$1	1,997,203	$1,997	-	$-	$1,263,749	$2,221,341	$2,012,041	$35,706	$5,534,835
-
Capital contribution from shareholder	-	-	-	-	-	-	900,000	-	-	-	900,000
Distribution to stockolder for merger of New-Tailun	-	-	-	-	-	-	(2,000,000)	-	-	-	(2,000,000)
Stock to be issued for merger of New-Tailun	-	-	-	-	2,083,333	2,083	(2,083)	-	-	-	-
Adjustment for prior year accrued salary	-	-	-	-	-	-	-	(348,774)	-	-	(348,774)
Net income for the year	-	-	-	-	-	-	-	5,035,270	-	-	5,035,270
Statutory reserve	-	-	-	-	-	-	-	(647,319)	647,319	-	-
Foreign currency translation gain	-	-	-	-	-	-	-	-	-	657,375	657,375
Balance at December 31, 2006 (Restated)	789	$1	1,997,203	$1,997	2,083,333	$2,083	$161,666	$6,260,518	$2,659,360	$693,081	$9,778,706

Stock issued for merger of New-Tailun	-	-	2,083,333	2,083	(2,083,333)	(2,083)	-	-	-	-	-
Stock issued for merger of Catch-Luck	-	-	1,307,693	1,308	-	-	(1,308)	-	-	-	-
Conversion of preferred stock	(789)	(1)	5,991,080	5,991	-	-	(5,990)	-	-	-	-
Warrants issued to convertible note holders	-	-	-	-	-	-	1,056,203	-	-	-	1,056,203
Beneficial conversion feature on notes	-	-	-	-	-	-	943,797	-	-	-	943,797
Net income for the year	-	-	-	-	-	-	-	6,765,249	-	-	6,765,249
Statutory reserve	-	-	-	-	-	-	-	(778,019)	778,019	-	-
Foreign currency translation gain	-	-	-	-	-	-	-	-	-	1,383,279	1,383,279
Balance at December 31, 2007	-	-	11,379,309	$11,379	-	$-	$2,154,368	$12,247,748	$3,437,379	$2,076,360	$19,927,234

The accompanying notes are an integral part of these statements.
See report of independent registered public accounting firm.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,765,249	$5,035,270
Adjusted to reconcile net income to cash provided
by operating activities:
Depreciation and amortization	876,094	493,229
Amortization of discount on convertible notes	25,503	-
Amortization of deferred financing costs	50,525	-
Loss on disposal of fixed assets	901	14,396
Changes in operating assets and liabilities
Accounts receivable	(3,798,964)	(8,034,568)
Accounts receivable - related parties under common control	1,601,978	1,789,187
Inventories	(571,377)	(197,690)
Other receivables and prepaid expenses	11,383	(61,843)
Advance on inventory purchase to related party under common control	(1,668,357)	-
Accounts payable	425,682	1,111,099
Accounts payable - related parties under common control	(1,844,649)	583,214
Other payables and accrued liabilities	143,002	2,005,057
Payables to related parties under common control	(334,672)	715,243
Value added tax payables	117,401	176,233
Income tax and other tax payables	76,759	121,032
Net cash provided by operating activities	1,876,458	3,749,859

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of New-Tailun	(2,000,000)	-
Purchase of property and equipment	(3,127,321)	(9,300,029)
Proceeds from sale of equipment	431,859	-
Net cash used in investing activities	(4,695,462)	(9,300,029)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution by stockholder	-	900,000
Proceeds from bank loan	8,558,550	4,389,210
Repayment of bank loan	(8,558,550)	(627,030)
Net proceeds from convertible notes	1,757,480	-
Net cash provided by financing activities	1,757,480	4,662,180

EFFECT OF EXCHANGE RATE ON CASH	806,170	311,413

NET DECREASE IN CASH AND CASH EQUIVALENTS	(255,354)	(576,577)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	897,093	1,473,670

CASH AND CASH EQUIVALENTS AT END OF YEAR	641,739	897,093

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest expense	$162,156	$50,017
Income taxes	$199,071	$357,280

The accompanying notes are an integral part of these statements.
See report of independent registered public accounting firm.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Ever-Glory International Group, Inc. (“EVGY”) was incorporated in Florida on October 19, 1994. All of its businesses are operated through its three subsidiaries in the People’s Republic of China.

Perfect Dream Limited (“Perfect Dream”), a wholly owned subsidiary of EVGY, was incorporated in the British Virgin Islands on July 1, 2004.

Nanjing Goldenway Garments Co. Ltd. (“Goldenway”), a wholly owned subsidiary of Perfect Dream, was incorporated in the People’s Republic of China (“PRC”) on December 31, 1993. Goldenway is principally engaged in the manufacturing and sale of garments.

Nanjing New-Tailun Garments Co. Ltd. (“New-Tailun”), a wholly owned subsidiary of Perfect Dream, was incorporated in the PRC on March 27, 2006. New-Tailun is principally engaged in the manufacturing and sale of garments.

Nanjing Catch-Luck Garments Co, Ltd. (“Catch-Luck”), a wholly owned subsidiary of Perfect Dream, was incorporated in the PRC on December 21, 1995. Catch-Luck was incorporated as a joint venture. On January 18, 2006, Catch-Luck became a wholly owned foreign enterprise after its acquisition by Perfect Dream. Catch-Luck is principally engaged in the manufacturing and sale of garments to customers located in Europe and Japan.

EVGY, Perfect Dream, Goldenway, New-Tailun and Catch-Luck are hereinafter referred to as (the ”Company”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements of Ever-Glory International Group, Inc. reflect the activities of EVGY, and its 100% owned subsidiaries Perfect Dream, Goldenway, New-Tailun and Catch-Luck. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant inter-company balances and transactions have been eliminated in consolidation.

Business combinations between entities under common control

The Company entered into a purchase agreement, dated November 9, 2006, with Ever-Glory Enterprises (HK) Limited (“Ever-Glory Hong Kong”) to acquire 100% interest of New-Tailun (the “New-Tailun transaction”). Pursuant to the terms of the purchase agreement, the Company paid to Ever-Glory Hong Kong an amount of $2,000,000 in cash and issued 20,833,333 shares of the Company’s restricted common stock having a value of $10,000,000, such value of shares were based on the preceding 30-day average of high bid and the low ask price for the common stock on the date of the transfer within 90 days of the closing of New-Tailun transaction. The New-Tailun transaction closed on December 30, 2006. Assets acquired and debts assumed as of the acquisition date are listed below:

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Item	Book Value
Current assets	$3,376,168
Property, plant, and equipment	341,461
Intangible assets
Total assets	3,717,629
Total liabilities	1,796,785

Net assets	$1,920,844

The Company entered into a purchase agreement, dated June 26, 2006, with Ever-Glory Enterprises (HK) Limited (“Ever-Glory Hong Kong”) to acquire 100% interest of Catch-Luck (the “Catch-Luck transaction”). Pursuant to the terms of the purchase agreement, the Company agreed to pay to Ever-Glory Hong Kong an amount of $600,000 in cash and issue 1,307,693 shares of the Company’s restricted common stock having a value of $3,400,000 such value of shares were based on the preceding 30-day average of high bid and the low ask price for the common stock on the date of the transfer within 90 days of the closing of the Catch-Luck transaction. On August 31, 2006, the Company entered into an amendment to the Agreement (“the Amendment”) whereupon the terms of payment on the purchase consideration was amended as follows:

1. The Company will pay to Ever-Glory Hong Kong an amount of $600,000 in cash and issued 1,307,693 shares of the Company’s restricted common stock having a value of $3,400,000 on the date of the transfer within 90 days of the closing of the transaction;

2. At the end of the first full fiscal year ending December 31, 2008 in which Catch-Luck generates gross revenues of at least $19,000,000 and net profit of $1,500,000, Perfect Dream will issue 1,153,846 shares of the Company’s restricted common stock having a value of $3,000,000; and

3. At the end of the next full fiscal year ending December 31, 2009 in which Catch-Luck generates gross revenues of at least $19,000,000 and net profit of $1,500,000, Perfect Dream will issue 1,153,846 shares of the Company’s restricted common stock having a value of $3,000,000.

The number of shares of common stock to be delivered to Ever-Glory Hong Kong in satisfaction of the Stock Purchase Price shall be calculated based on the preceding 30-average high and low price for the Company’s common stock as quoted on the Over-the-Counter Bulletin Board as of the date of closing.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

On August 1, 2007, the Company filed a definitive 14C information statement to report stockholder approval of the acquisition of Catch-Luck. The Information Statement was mailed to the shareholders on August 7, 2007. The Catch-Luck transaction closed on August 27, 2007. Assets acquired and debts assumed as of the acquisition date are listed below:

Item	Book Value
Current assets	$7,028,842
Property, plant, and equipment	799,579
Intangible assets
Total assets	7,828,421
Total liabilities	4,769,080

Net assets	$3,059,341

These transactions were accounted for as a merger of entities under common control, accordingly, the operation results of New-Tailun for the period from March 27, 2006 (inception) to December 31, 2006 and operations results of Catch-Luck for the year ended December 31, 2006 were included in the consolidated financial statements as if the transactions had occurred at the beginning of the first period presented, each account was stated at its historical cost. In this regard, the prior year’s financial statements and financial information have been restated to combine the previously separate entities to furnish comparative information. The results of the restatement were to increase the total assets $3,520,261, the total liabilities $1,088,836, and the shareholder’s equity $2,431,426 as of December 31, 2006 and the net income for the year ended December 31, 2006 by $2,564,015.

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, the Company estimates its potential losses on uncollectible receivables. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

Cash and cash equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with original maturities of less than three months.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Accounts receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customer and current relationships with them.

As of December 31, 2007 and 2006, the Company considers all its accounts receivable to be collectable and no provision for doubtful accounts has been made in the financial statements.

Inventories

Inventories are stated at lower of cost or market value, cost being determined on a specific identification method. The Company manufactures products upon receipt of orders from its customers. All the products must pass the customers’ quality assurance procedures before its delivery. Therefore, the products are rarely returned by the customers after delivery.

Long-lived assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment at least annually or more often whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. As of December 31, 2007, the Company expects these assets to be fully recoverable.

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

Depreciation is provided on a straight-line basis, less an estimated residual value over the assets’ estimated useful lives. The estimated useful lives are as follows:

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Property and plant	15-20 Years
Leasehold improvements	10 Years
Machinery and equipment	10 Years
Office equipment and furniture	5 Years
Motor vehicles	5 Years

Intangible assets

All land in the People’s Republic of China is owned by the government and cannot be sold to any individual or company. However, the government may grant “land use rights” to firms or individuals to occupy, develop and use land. The Company records the land use rights obtained as intangible assets.

Intangible assets of the Company are reviewed annually to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2007, the Company expects these assets to be fully recoverable.

Fair value of financial instruments

Statement of Financial Accounting Standards No. 107 (SFAS 107), “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable, accrued liabilities and other payables to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

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

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

The Company analyzes all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” During 2007, the Company issued 6% secured convertible debentures in a face amount of $2,000,000 which are due and payable in full in 2 years from their issuance. As fixed prices are set for the conversion prices of such convertible debentures and the attached warrants, the Company is in a position to be sure it had adequate authorized shares for the future conversion of convertible debentures and warrants. Therefore, no embedded derivatives and warrants are required to be recorded at fair value and marked-to-market at each reporting period.

Beneficial conversion feature of convertible notes

The Company accounted for the secured convertible notes (the “Notes”) issued pursuant to the subscription agreement discussed in Note 9 under EITF 00-27, ‘‘Application of Issue 98-5 to Certain Convertible Instruments’’.   Based on EITF 00-27, the Company has determined that the convertible notes contained a beneficial conversion feature because at August 2, 2007, the effective conversion price of the convertible notes was $1.10 when the market value per share was $2.70.

Discount on notes payable

A discount with respect to the Notes issued during the period ended December 31, 2007 was recorded by the Company. The amount of the discount was calculated to be the intrinsic value of the beneficial conversion feature and the fair value of the warrants included among the securities issued pursuant to the terms of the subscription agreement discussed in Note 9.

Revenue and cost recognition

The Company recognizes revenue, net of value added taxes, upon delivery for local sales and upon shipment of the products for export sales, at which time title passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed and determinable; and collectibility is deemed probable.

Local transportation and unloading charges and product inspection charges are included in selling expenses and totaled $195,995 in 2007 and $154,023 in 2006.

Cost of goods sold includes the appropriate materials purchasing, receiving and inspection costs, inbound freight where applicable, direct labor cost and manufacturing overheads including depreciation of production equipment consistent with the revenue earned.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

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

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

China income tax

The Company’s subsidiaries are governed by the Income Tax Law of the People’s Republic of China (PRC) concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the Income Tax Laws).

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).

The key changes are:

a.	The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs, except for High Tech companies who pays a reduced rate of 15%;

b.
Companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by local government for a grace period of either for the next 5 years or until the tax holiday term is completed, whichever is sooner.

The Company and its subsidiaries were established before March 16, 2007 and therefore are qualified to continue enjoying the reduced tax rate as described before.

Upon approval by the PRC tax authorities, FIE's scheduled to operate for a period of 10 years or more and engaged in manufacturing and production may by exempt from income taxes for two years, commencing with their first profitable year of operations, after taking into account any losses brought forward from prior years, and thereafter with a 50% reduction for the subsequent three years.

Goldenway is entitled to a reduction of 50% of any income tax rate for achieving export sales in excess of 70% of its total sales since 2007.

New-Tailun and Catch-Luck were approved as wholly foreign-owned enterprises in 2006. This entity status allows New-Tailun and Catch-Luck a two-year income tax exemption beginning from the first year of profitability, and a 50% income tax reduction for the three years thereafter. New-Tailun and Catch-Luck are entitled to the income tax exemptions for 2006 and 2007 and 50% income tax reduction for the calendar years ended December 31, 2008, 2009 and 2010.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Other comprehensive income

The reporting currency of the Company is the US dollar. The functional currency of EVGY and Perfect Dream is the US dollar. The functional currency of Goldenway, New-Tailun and Catch-Luck is the Chinese Renminbi (RMB)..

For the subsidiaries whose functional currencies are the RMB, all assets and liabilities accounts were translated at the exchange rate on the balance sheet date; stockholder's equity are translated at the historical rates and items in the statement of operations items are translated at the average rate for the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Items in the cash flow statement are translated at the average exchange rate for the period.

Translation adjustments resulting from this process included in accumulated other comprehensive income in the consolidated statement of stockholders’ equity amounted to $2,076,360 and $693,081 as of December 31, 2007 and 2006, respectively. Assets and liabilities at December 31, 2007 and 2006 were translated at 7.29 RMB and 7.80 RMB to $1.00, respectively. The average translation rates applied to income statement accounts and statement of cash flows for the years ended December 31, 2007 and 2006 were 7.59 RMB and 7.96 RMB to $1.00, respectively. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Earnings per share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Further, according to SFAS No. 128, if the number of common shares outstanding increase as a result of a stock dividend or stock split or decrease as a result of a reverse stock split, the computations of a basic and diluted EPS shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Segments

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). SFAS establishes standards for operating information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decision how to allocate resources and assess performance. The information disclosed herein, represents all material financial information related to the Company’s principal operating segment. The Company operates in a single segment.

Recent accounting pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not impact the Company’s results of operations or financial condition.

In September 2006, FASB issued Statement 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principle market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 157 to have an impact on the Company’s results of operations or financial condition.

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

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS 141R, “Business Combinations,” which applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This statement replaces FASB Statement No. 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. The Company believes that adoption of the FAS 141R will have an effect on future acquisitions.

Reclassifications and restatements

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on net income or cash flows.

During the audit of the financial statements as of December 31, 2007 and for the year then ended. The Company noted errors on the valuation and accounting for the convertible notes issued on August 2, 2007. Accordingly, the carrying value of the convertible notes and related expenses were adjusted to correct amounts as of and for the year ended December 31, 2007. See Note 9 - Convertible Notes Payable.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Accounts receivable	$13,035,299	$7,881,131
Less: allowance for doubtful accounts	-	-
Accounts receivable, net of allowance	$13,035,299	$7,881,131

As of December 31, 2007 and 2006, the Company considered all accounts receivable collectable and did not record a provision for doubtful accounts.

NOTE 4 - INVENTORIES

Inventories at December 31, 2007 and 2006 consisted of the following:

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

	2007	2006
Raw materials	$304,178	$318,221
Work-in-progress	338,599	518,912
Finished goods	1,254,246	379,118
Total inventories	$1,897,023	$1,216,251

For the years ended December 31, 2007 and 2006, no provision for obsolete inventories was recorded by the Company.

NOTE 5 - LAND USE RIGHTS

On September 24, 2006, the Company obtained a fifty-year land use right on 112,442 square meters of land in the Nanjing Jiangning Economic and Technological Development Zone.

Land use rights at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Land use rights	$2,867,991	$2,550,869
Less: accumulated amortization	(138,808)	(29,760)
Land use rights, net	$2,729,183	$2,521,109

Amortization expense for the years ended December 31, 2007 and 2006 was $59,038 and $29,760, respectively.

NOTE 6 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31:

	2007	2006
Property and plant	$11,354,623	$4,039,818
Equipment and machinery	3,128,928	3,192,552
Office equipment and furniture	208,327	362,628
Motor vehicles	165,393	180,388
Construction in progress	3,519	7,392,010
	14,860,790	15,167,396
Less: accumulated depreciation	2,719,887	1,866,232
Property and equipment, net	$12,140,903	$13,301,164

Depreciation expenses for the years ended December 31, 2007 and 2006 were $817,056 and $463,469, respectively. During 2007 and 2006 the Company recognized losses on disposal of equipment of $901 and $14,396, respectively. For the year ended December 31, 2007 and 2006, $124,808 and $0 of interest was capitalized into construction in progress and later transferred to property and plant when completed.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 7 - OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2007 and 2006 consist of the following:

	2007	2006
Building construction costs payable	$390,207	$2,927,498
Accrued professional fees	252,495	200,057
Accrued wages and welfare	337,995	545,987
Other payables	88,985	68,546
Total other payables and accrued liabilities	$1,069,682	$3,742,088

NOTE 8 - BANK LOANS

Bank loans represent amounts due to various banks and are due on demand or normally within one year. These loans generally can be renewed with the banks. Short term bank loans consisted of the following:

	2007	2006
Loan from a bank, interest rate at 0.5442% per month
due February 9, 2008; paid in full, January 2008.	$1,371,000	$-
Loan from a bank, interest rate at 0.58482% per month
due May 11, 2008	685,500	-
Loan from a bank, interest rate at 0.58482% per month
due June 2, 2008	1,371,000	-
Loan from a bank, interest rate at 0.58482% per month
due June 12, 2008	1,371,000	-
Loan from a bank, interest rate at 0.4875% per month
due April 18, 2007	-	1,920,936
Loan from a bank, interest rate at 0.4875% per month
due May 20, 2007	-	640,311
Loan from a bank, interest rate at 0.4875% per month
due June 14, 2007	-	640,311
Loan from a bank, interest rate at 0.4875% per month
due June 20, 2007	-	640,311
Loan from a bank, interest rate at 0.4875% per month
due June 26, 2007	-	640,311
Total bank loans	$4,798,500	$4,482,180

These bank loans are all collateralized by land use rights and buildings of the company.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Total interest expense on the bank loans for the years ended December 31, 2007 and 2006 amounted to $237,323 and $50,017, respectively.

NOTE 9 - CONVERTIBLE NOTES PAYABLE

On August 2, 2007, the Company consummated a private placement of $2,000,000 principal amount of 6% secured convertible notes with five-year common stock warrants to six accredited investors. Financing cost of $242,520 was paid out of the gross proceeds. Pursuant to SFAS 91, financing cost is amortized over the life of the notes to interest expense using the effective interest method. During 2007, the Company amortized $50,525 of financing costs in interest expenses. The secured convertible notes are due August 2, 2009 and were originally convertible into 9,090,909 shares of common stock of the Company at a conversion price of $0.22 per share. In November 2007, a 10:1 reverse stock split was made effective on its common stock. Accordingly, the number of shares of common stock convertible from the notes was adjusted to 909,091 at a conversion price of $2.20 per share.

The notes are subject to full-ratchet anti-dilution protection, i.e. if the Company issues shares at an average per-share price below $2.20 per share, the conversion price of the notes shall be adjusted downward to match the lower per-share price. Under the terms of the notes, the full-ratchet anti-dilution adjustments do not apply to (i) shares issued upon conversion of options under future stock option plans (ii) shares issued to third parties for acquisitions valued above $8 million; (iii) shares issued to non-affiliates for services rendered to the Company. The holders of the notes may convert the unpaid principal amount of the notes into common stock of the Company at any time prior to maturity, at the applicable conversion price. The Company may at any time at its option, redeem the notes by paying 125% of the unpaid principal and accrued interest.

The Company issued warrants to the investors in the note financing, for the purchase of up to a total of 909,091 shares of common stock at an exercise price of $3.20.  The warrants are exercisable for a period that extends five years beginning from the date that a registration statement covering the underlying warrant shares is declared effective. The warrants are also subject to full-ratchet anti-dilution protection in the event that the Company issues shares (with certain exceptions) at an average per-share price below $3.20 per share, similar to the notes. If at any time after fifteen months after the closing date there is no effective registration statement covering the resale of the shares underlying the warrants, the warrant holders may exercise their warrants by means of a cashless exercise.

The notes are secured by all of the assets of the Company, excluding its subsidiaries. Pursuant to a security agreement, the Company’s performance of the notes and other obligations in connection with the financing is also secured by a pledge of 390 shares Preferred Stock (has been converted into 2,961,720 shares of common stock on November 30, 2007) personally held by the current CEO of the Company pursuant to a stock pledge agreement. Upon any event of default (as defined in the notes, the security agreement and the stock pledge agreement), the investors will be entitled to exercise their respective rights under the security agreement and stock pledge agreement. In addition, the subsidiaries of the Company, Perfect Dream and Goldenway, each guaranteed the performance of the Company’s obligations under the notes and the subscription agreement under a guaranty agreement.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

As of December 31, 2007, the note holders have not converted the principal amount of their notes into shares of common stock of the Company.

The Company recorded a discount on the note related to the intrinsic value of the beneficial conversion feature totaling $943,797 and $1,056,203 for the fair value of the warrants issued. The fair value of warrants was calculated using the Binomial model with the following assumptions: (i) risk-free interest rate of 4.62%; (ii) expected life (in years) of 6; (iii) expected volatility of 112%;(iv) expected dividend yield of 0.00%; and (v) stock market price of $2.70. The discount on notes payable is amortized using effective interest method over 2 years. For the year ended December 31, 2007, the Company recorded $25,503 as interest expense in the statement of operations.

The notes bear a 6% annual interest rate payable in arrears on the last business day of each calendar quarter thereafter and on the maturity date. For the year ended December 31, 2007, $49,972 was recorded as interest expense.

NOTE 10 - INCOME TAX

EVGY was incorporated in the United States and has incurred net operating losses for income tax purposes for 2007 and 2006.

Perfect Dream was incorporated in the British Virgin Islands and under the current laws of the British Virgin Islands, is not subject to tax on income or on capital.

Goldenway was incorporated in the PRC and is subject to PRC income tax laws and regulations. The applicable tax rate has been 24%. In 2007, Goldenway is entitled to a refund of 50% of any income taxes paid for achieving export sales in excess of 70% of the total sales in a calendar year. In 2007, Goldenway was subject to an applicable tax rate of 12%.

New-Tailun and Catch-Luck were incorporated in the PRC and are subject to PRC income tax laws and regulations. According to the relevant laws and regulations in the PRC, enterprises with foreign investment in the PRC are entitled to full exemption from income tax for two years beginning from the first year the enterprises become profitable and has accumulated profits and a 50% income tax reduction for the subsequent three years. New-Tailun and Catch-Luck were approved as wholly foreign-owned enterprises in 2006 and are entitled to the income tax exemptions in 2006 and 2007. In 2007, no income tax was recorded by New-Tailun and Catch-Luck as these entities are entitled to full exemption from income tax.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Provision for income tax for the years ended December 31, 2007 and 2006 amounted to $252,682 and $312,010, respectively.

The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended December 31, 2007 and 2006:

	2007	2006
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	33.0	33.0
China income tax exemption	(29.4)	(27.2)
Effective income tax rate	3.6%	5.8%

Ever-Glory International Group Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes the years ended December 31, 2007 and 2006. The net operating loss carry forwards for United States income taxes amounted to $461,854 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2027. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’ limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance at December 31, 2007 was $461,854. Management will review this valuation allowance periodically and make adjustments as warranted.

Value added tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax, VAT, in accordance with Chinese laws. The VAT standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product.

VAT on sales and VAT on purchases amounted to $61,650,708 and $55,417,959 for the years ended December 31, 2007 and $42,640,629 and $39,343,972 for the year ended December 31, 2006, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent because the VAT taxes are not impacted by the income tax holiday.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 11 - EARNINGS PER SHARE

As discussed in Note 2, all share and per share amounts used in the Company's financial statements and notes thereto have been retroactively restated to reflect the 10-for-1 reverse stock split, which occurred on November 20, 2007.

The following demonstrates the calculation for earnings per share for 2006 and 2007:

	Year Ended December 31,
	2007	2006
Net income	$6,765,249	$5,035,270
Add: interest expense related to convertible notes	75,474	-
Adjusted net income for calculating EPS-diluted	$6,840,723	$5,035,270

Weighted average number of common stock - Basic	6,865,482	5,388,201
Effect of dilutive securities:
Convertible notes	378,580	-
Series A Convertible preferred stock	-	5,991,499
Weighted average number of common stock - Diluted	7,244,062	11,379,700

Earnings per share - basic	$0.99	$0.93
Earnings per share -diluted	$0.94	$0.44

As of December 31, 2007, the Company excluded all 909,091 warrants outstanding from diluted earnings per share because the exercise price of $3.20 exceeded the average trading price of $2.86 for the year ended December 31, 2007, making these warrant anti-dilutive. There were no options or warrants outstanding in 2006.

NOTE 12 - STOCKHOLDERS’ EQUITY

Authorized shares of common stock

On August 10, 2006, holders of a majority of the capital stock of the Company approved an amendment to the Company’s Articles of Incorporation, to increase the number of authorized shares of common stock from 100,000,000 to 500,000,000. On October 3, 2007, the Company filed a Certificate of Amendment to the Articles of Incorporation to effect the amendment. Further in November, a 10-to-1 reverse stock split became effective. The 10-to-1 reverse stock split reduced both the number of outstanding shares and the number of authorized shares of common stock to 1/10th of the amount immediately prior to the reverse stock split. As of December 31, 2007, the authorized number of common shares was 50,000,000 with a par value of $0.001 per share.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Series A convertible preferred stock

On October 3, 2007, effective upon the filing of an amendment to its Articles of Incorporation, 789 shares of the Company’s Series A Preferred Stock were automatically converted into 59,914,988 shares, or 5,991,080 shares after the 10-for-1 reverse stock split, of common stock of the Company. There was no outstanding series A convertible preferred stock at December 31, 2007.

Stock issued for acquisitions under common control

In September 2007, the Company issued 2,083,333 shares of restricted common stock at a market price of $4.80 per share totaling $10,000,000 as part of the consideration to a related company in the acquisition of New-Tailun.

In September 2007, the Company issued 1,307,693 shares of restricted common stock at a market price of $2.6 per share totaling $3,400,000 as part of the consideration to a related company in the acquisition of Catch-Luck.

Reverse stock split

On November 20, 2007, the Company amended its Articles of Incorporation as filed with the Department of State of the State of Florida to effect a 10-to-1 reverse stock split which decreased the number of authorized shares of common stock from 500,000,000 to 50,000,000 and reduced the number of outstanding shares from approximately 113 million to 11.3 million shares. As of December 31, 2007, the post-reverse-split outstanding shares of common stock totaled 11,379,309.

As a result of the reverse stock split of the Company’s common stock, the conversion price of the convertible notes was adjusted from $0.22 to $2.20 per share. The exercise price of the warrants issued in connection with the convertible notes was also adjusted from $0.32 to $3.20 per share.

Statutory reserve

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

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

During 2007 and 2006, the Company appropriated $778,019 and $647,319, respectively, to the statutory surplus reserve fund.

NOTE 13 - RELATED PARTY TRANSACTIONS

Mr. Kang Yihua is the Company’s chairman and chief executive officer. The Company purchased materials, sub-contracted certain manufacturing work, and sold products to companies under the control of Mr. Kang Yihua. All related party outstanding balances are short tem in nature and are expected to be settled in cash.

Sales and cost of sales to related parties under common control

For year ended December 31, 2007, the Company recognized sales of $1,155,998 to Nanjing High-Tech Knitting & Weaving Technology Development Co., Ltd, a company controlled by Mr. Kang Yihua. The related cost of sales was $995,398 for the year ended December 31, 2007.

For the year ended December 31, 2006, the Company recognized sales of $479,003 in total to five entities controlled by the Company’s CEO. The related cost of sales was $420,756 for the year ended December 31, 2006. The five related parties were:

(1)	Ever-Glory Enterprises (Chuzhou) Co., Ltd.

(2)	Nanjing High-Tech Knitting & Weaving Technology Development Co., Ltd.

(3)	Jiangsu Ever-Glory International Group Corp.

(4)	Nanjing Jiangning Shangfang Garments Manufacturing Co., Ltd.

(5)	Jiangsu Blue Glory Knitting Co., Ltd.

Purchases from and sub-contracts with related parties under common control

During 2007 and 2006, the Company purchased raw materials totaling $446,561 and $447,280, respectively, from entities controlled by the Company’s CEO. Purchases from these entities for the years ended December 31, 2007 and 2006 were as follows:

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Purchases from:	2007	2006
Nanjing High-Tech Knitting & Weaving Technology Development Co., Ltd.	$446,561	$426,198
Jiangsu Blue Glory Knitting Co., Ltd.	-	21,082
Total purchases from related parties	$446,561	$447,280

In addition, the Company sub-contracted certain manufacturing work valued at $4,048,689 and $4,634,140 for years ended December 31, 2007 and 2006, respectively, to related companies controlled by the Company’s CEO. The Company provided raw materials to the sub-contractors who charged the Company a fixed labor charge for the sub-contracting work. Sub-contract these entities for the years ended December 31, 2007 and 2006 were as follows:

Sub-contracts with:	2007	2006
Ever-Glory Enterprises (Chuzhou) Co., Ltd.	$2,802,874	$2,876,913
Nanjing High-Tech Knitting & Weaving Technology Development Co., Ltd.	268,743	81,895
Kunshan Enjin Fashion Co., Ltd.	503,498	382,434
Nanjing Ever-Kyowa Garment Washing Co., Ltd.	228,903	828,397
Nanjing Jiangning Shangfang Garments Manufacturing Co., Ltd.	244,671	464,501
Total sub-contracts with related parties	$4,048,689	$4,634,140

Accounts receivable - related parties under common control

As of December 31, 2007 and 2006 accounts receivable from entities controlled by the Company’s CEO amounted to $158,235 and $2,463,857 for products sold and sub-contracting services provided. Account receivables - related parties were as follows at December 31:

Receivable from:	2007	2006
Ever-Glory Enterprises (Chuzhou) Co., Ltd.	$12,052	$-
Nanjing High-Tech Knitting & Weaving Technology Development Co., Ltd.	146,183	-
Jiangsu Ever-Glory International Group Corp.	-	2,463,857
Total accounts receivable - related parties	$158,235	$2,463,857

Advance on inventory purchase - related party under common control

As of December 31, 2007, the Company advanced funds to purchase raw material inventory from Jiangsu Ever-Glory International Group Corp., a company controlled by the Company’s CEO, Mr. Kang Yihua, in amount of $2,568,040. Interest is charged at 0.5% per month according to the balance at the end of each month. Interest income earned for the year ended of December 31, 2007 was $165,201.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Accounts payables - related parties under common control

The Company purchases raw material from and subcontract some of its productions to related parties. As of December 31, 2007 and 2006 the Company owed $245,589 and $2,005,323 to related parties, all controlled by the Company’s CEO. Accounts payables - related parties at December 31, 2007 and 2006 were as follows:

Payable to:	2007	2006
Ever-Glory Enterprises (Chuzhou) Co., Ltd.	$-	$266,855
Nanjing High-Tech Knitting & Weaving Technology Development Co., Ltd.	-	7,356
Kunshan Enjin Fashion Co., Ltd.	245,589	191,455
Wanshan Furniture	-	5,794
Nanjing Ever-Kyowa Garment Washing Co., Ltd.	-	129,557
Nanjing Jiangning Shangfang Garments Manufacturing Co., Ltd.	-	19,209
Jiangsu Ever-Glory International Group Corp.		1,385,097
Total accounts payables - related parties	$245,589	$2,005,323

Other payables - related parties under common control

Other payables - related parties at December 31, 2007 and 2006 were as follows:

Payable to	2007	2006
Ever-Glory Hong Kong Limited, controlled by the Company’s CEO	$650,000	$2,613,542
Mr. Kang Yihua, the Company’s CEO	-	7,588
Total other payables - related parties	$650,000	$2,621,130

For the amount of $650,000 due to Ever-Glory Hong Kong Limited as of December 31, 2007, $600,000 was due for the purchase of Catch-Luck while $50,000 was due for our going public fees paid by Ever-Glory Hong Kong Limited.

For the amount of $2,613,542 due to Ever-Glory Hong Kong Limited as of December 31, 2006, $2,000,000 was due for the purchase of New-Tailun while $613,542 was due for our going public fees paid by Ever-Glory Hong Kong Limited.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

The amount of $7,588 due to Mr. Kang as of December 31, 2006 was due for the miscellaneous expenses paid by Mr. Kang on behalf of the Company.

Long term liability - related party under common control

As of December 31, 2007 and 2006 the Company owed $4,474,985 and $4,238,526, respectively to Blue Power (Hong Kong) Holding Inc., a company controlled by the Company’s CEO, for various advances received. Interest is charged at 6% per annum on the amounts due. The loans are due between July 2010 and April 2011. For years ended December 2007 and 2006, the Company accrued interest expense of $236,459 and $235,859, respectively. The accrued interest is included in the carrying amount of the loan in the accompanying balance sheets.

Lease from a related party under common control

During 2007, the Company paid rent of $26,256 for factory and office spaces leased from Jiangsu Ever-Glory International Group Corp., an entity controlled by the Company’s CEO. See Note 14.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Capital commitment

According to the Articles of Association of Goldenway, Goldenway had to fulfill registered capital requirements of $17,487,894 within three years from February 2, 2005. As of December 31, 2007, the Company had fulfilled $3,630,000 of its registered capital requirements and had a registered capital commitment of $13,857,894 payable by February 1, 2008. The Company has applied for the extension of the payment of the remaining registered commitment to July 25, 2008 with the local government. As of the date of this report, the Company obtained the approval from the government granting the extension to make the required capital contribution until July 25, 2008.

Operating lease commitment

The Company leases factory and office space from Jiangsu Ever-Glory International Group Corp., a company controlled by Mr. Kang Yihua, controlling shareholder and chief executive of the Company, under an operating lease which expires on March 31, 2008 at an annual rental of $26,256. Accordingly, for the period ended December 31, 2007 and 2006, the Company recognized rental expense in amount of $26,256 and $18,811, respectively. The outstanding commitments of this non-cancelable lease were $6,564 as of December 31, 2007.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Contingent shares to be issued

Pursuant to the terms of the purchase agreement on acquisition of Catch-Luck, the Company will issue additional common shares to the original shareholder as follows:

(a)
At the end of the first full fiscal year ending December 31, 2008 in which Catch-Luck generates gross revenues of at least $19,000,000 and net profit of $1,500,000, Perfect Dream will issue 1,153,846 shares of the Company’s restricted common stock having a value of $3,000,000; and

(b)
At the end of the next full fiscal year ending December 31, 2009 in which Catch-Luck generates gross revenues of at least $19,000,000 and net profit of $1,500,000, Perfect Dream will issue 1,153,846 shares of the Company’s restricted common stock having a value of $3,000,000.

Legal Proceedings

We were named as a defendant in an action pending in the U.S. District Court for the Northern District of Ohio. The action was filed on February 22, 2006 by Plaintiff Douglas G. Furth. The other principal parties are named defendants John Zanic, Wilson-Davis & Co., and Godwin, Pappas, Longley & Ronquillo, LLP. The action alleges that we breached an agreement with the plaintiff under which we had promised to provide plaintiff 1,000,000 shares of its common stock in exchange for certain assistance in marketing and financial public relations services. The action seeks an award of damages in excess of $75,000. We denied that we were a party to such an agreement, that we breached the agreement or that we are otherwise liable. We intend to vigorously defend our legal position. After vigorously defending this action, the complaint was voluntarily dismissed by the Plaintiff without prejudice from an action pending in the U.S. District Court for the Northern District of Ohio. In May 2007, Plaintiff Douglas G. Furth has filed a Second Amended Complaint in the Litigation asserting claims against us and other principal parties. We have denied all the claims and have filed the responses and objections to the Plaintiff and asked for dismissal with prejudice by the plaintiff. No payment was made to plaintiff and no settlement has been discussed between us and the Plaintiff. On November 29, 2007, we made a motion to dismiss the action for lack of personal jurisdiction, and a decision on this matter is pending.

We were also named as a defendant in a civil action in the U.S. court of common pleas of Allegheny County, Pennsylvania. The civil action was filed on April 17, 2006 by Plaintiff Mark B. Aronson. The action alleged that we violated the Pennsylvania Unsolicited Telecommunication Advertisement Act by issuing “spam” emails soliciting purchasers for our common stock. The action seeks an award of damages in excess of $12,100. Management believes the allegations made in this action are baseless. On January 4, 2007, the case was dismissed without prejudice by the Plaintiff.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 15 - CONCENTRATIONS AND RISKS

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China and Hong Kong. Total cash deposited with these banks at December 31, 2007 and December 31, 2006 amounted to $625,947 and $896,381, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

For the years ended December 31, 2007 and 2006, 31% and 28% of total sales were to one customer. As of December 31, 2007 and 2006, accounts receivable to this customer totaled $3,023,102 and $2,980,036, respectively.

The Company did not rely on any supplier during 2007 and 2006.

The following is geographic information of the Company’s revenue for the year ended December 31:

	2007	2006

The People’s Republic of China	$4,590,798	$3,119,065
Europe	40,308,166	29,469,046
Japan	10,956,030	9,270,860
United states	14,480,389	8,389,786
Others	-	816,492
Total	$70,335,383	$51,065,249

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the economy in the regions where the Company’s customers are located. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

NOTE 16 - SUBSEQUENT EVENTS

On January 4, 2008, the Company issued warrants to the placement agent that are exercisable for up to approximately 73,000 shares of common stock of the Company with an exercise price of $3.20 per share (“Warrants”). The Warrants are exercisable for a three year period till January 4, 2011. These warrants were issued in connection with the private placement described in Note 9. These warrants were valued at approximately $130,000 using the Binomial method and will be amortized over the life of the convertible notes.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

On January 9, 2008, Goldenway entered into a Capital Contribution Agreement (“Capital Contribution Agreement”) with Shanghai La Chapelle Garment and Accessories Company Limited (“La Chapelle”), a Shanghai-based garment maker, and several shareholders of La Chapelle. Under the terms of the Capital Contribution Agreement, Goldenway agreed to invest approximately $1.37 million in cash (RMB10 million) in La Chapelle for a 10% stake in La Chapelle. This investment will be accounted for using the cost method.

Also on January 9, 2008, concurrently with Goldenway’s investment, Goldenway entered into an Establishment Agreement with Shanghai La Chapelle Garment and Accessories Company Limited, to form a joint venture to develop, promote and market a new line of women’s wear in China commonly referred to as “LA GO GO”. The joint venture will be in the form of a jointly owned PRC-based company to be registered as “Shanghai LA GO GO Fashion Company Limited.” Goldenway agreed to initially invest approximately $820 thousand in cash (RMB 6 million), and La Chapelle agreed to invest approximately $550 thousand in cash (RMB 4 million), for a 60% and 40% stake, respectively, in the joint venture. The business objective of the joint venture is to establish and create a leading brand of ladies’ garments for the mainland Chinese market. The scope of the business of the joint venture includes all activities relating to the development of the “LA GO GO” brand, including marketing and branding activities, design, production, and sales. The joint venture, in which the Company is expected to have a 60% stake, will be consolidated to the Company’s financial statements in 2008.

On January 16, 2008, the Company approved the issuance of 12,478 shares of common stock to pay fourth quarter interest of 2007 to six investors in connection with the senior convertible notes dated August 2, 2007. Approximately $30,904 was recorded as interest expense.

On January 10, 2008 and February 11, 2008, the Company issued 50,083 and 64,013 unrestricted shares, respectively, of the Company’s common stock to Whalehaven Capital Fund Limited in connection with the partial conversion of a Convertible Notes issued on August 2, 2007.

On March 5, 2008, the Company issued 131,325 unrestricted shares of the Company’s common stock to Alpha Capital Anstalt in connection with the partial conversion of a Convertible Note issued on August 2, 2007.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As approved by our board of directors, we dismissed Jimmy C.H. Cheung & Co. (“Cheung & Co.”) as our independent auditors effective December 12, 2007.  Cheung & Co. served as our independent auditors for the fiscal years ended December 31, 2006 and December 31, 2005, and the interim periods since the quarter ended September 30, 2005.  Cheung & Co.’s reports on our financial statements for the fiscal years ended December 31, 2006 and December 31, 2005 (the “Reports”) did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended December 31, 2006 and December 31, 2005, and until Cheung & Co’s dismissal, there were no disagreements with Cheung & Co. within the meaning of Item 304 of Regulation S-B or any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure, which disagreements, if not resolved to Cheung & Co.’s satisfaction, would have caused Cheung & Co. to make reference to the subject matter of the disagreements in connection with its Reports.

During the fiscal years ended December 31, 2006 and December 31, 2005, and until Cheung & Co.’s dismissal, there were no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-B).

On December 18, 2007, we filed a Current Report on Form 8-K disclosing the dismissal of Cheung & Co. We requested Cheung & Co. to review the disclosure contained therein and asked Cheung & Co. to furnish us with a letter addressed to the Commission containing any new information, clarification of the Registrant's expression of Cheung & Co.’s views, or the respects in which Cheung & Co. does not agree with the statements contained herein. Such Form 8-K indicated that we would file Cheung & Co.’s letter by amendment at a later date. A copy of Cheung & Co.’s letter was filed as an exhibit to Amendment No. 1 to such Form 8-K on December 20, 2007.

On December 12, 2007, we engaged Moore Stephens Wurth Frazer and Torbet, LLP (“Moore Stephens”) as our independent accounting firm.  This action was also approved by our board of directors.  During our two most recent fiscal years and any subsequent interim period prior to the engagement of Moore Stephens, neither us nor anyone on our behalf consulted with Moore Stephens regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was the subject of a ”disagreement” or a “reportable event.”

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2007, the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on such assessment, they have concluded that as of December 31, 2007, our internal controls over financial reporting was deficient in certain respects because of the material weaknesses identified and described below.

Control Activities. In 2006 and in the first quarter of 2007, we did not maintain effective controls to ensure the completeness and accuracy of the valuation methods and accounting for business combinations, including the lack of conforming financial statements and footnotes prepared in accordance with SEC rules and regulations, in connection with our 2006 acquisition of New-Tailun. We inadvertently misapplied generally accepted accounting principles whereby we did not value the acquisitions and record the resulting transaction under purchase accounting in accordance with SFAS 141 and EITF 02-5. As a result, we were required to restate our financial results for the year ended December 31, 2006 and for the three months ended March 31, 2007.

During the audit of the financial statements as of December 31, 2007 and for the year then ended. The Company noted errors on the valuation and accounting for the convertible notes issued on August 2, 2007. Accordingly, the carrying value of the convertible notes and related expenses needed to be adjusted and the corrected amounts were presented on the financial statements as of and for the year ended December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In light of the need for the restatements and the material weaknesses described above, our management will conduct further review of our disclosure, financial information, and internal controls and procedures with a particular focus on these areas for future complex financing transactions and acquisitions. This review will include efforts by our management and directors, as well as the use of additional outside resources, as follows:

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

We expect that we will satisfactorily address the control deficiencies and material weakness relating to these matters by the end of our fiscal year, December 31, 2008, although there can be no assurance that compliance will be achieved in this time frame.

Management, including our chief executive officer and our chief financial officer, does not expect that our disclosure controls and internal controls will prevent errors and omissions, even as the same are improved to address any deficiencies and/or weaknesses. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and errors and omissions, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

Our financial reporting process includes extensive procedures we undertake in order to obtain assurance regarding the reliability of our published financial statements, notwithstanding the material weaknesses in internal control. We expanded our review of accounting for business combinations to help compensate for our material weaknesses in order to provide assurance that the financial statements are free of material inaccuracies or omissions of material fact. As a result, management, to the best of its knowledge, believes that (i) this Annual Report on Form 10-K does not contain any untrue statements of a material fact or omits any material fact and (ii) the financial statements and other financial information included in this report have been prepared in conformity with GAAP and fairly present in all material aspects our financial condition, results of operations, and cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the fiscal year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Departure and Appointment of Directors

Effective July 30, 2007, Mr. Yang Xiaodong resigned as a director of Ever-Glory International Group, Inc. The decision by Mr. Yan to resign from his position was to devote more time to his own business and was not the result of any material disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On August 1, 2007, the board of directors of the Company (the “Board”) elected Ms. Guo Yan as a director, effective immediately, to fill the vacancy created by Mr. Yan’s resignation. Ms. Guo served as our chief financial officer from 1999 to 2004.

Management

The following table includes the names, positions held, and ages of our current executive officers and directors as of December 31, 2007:

Name	Age	Position	Held Position Since

Kang Yihua	44	Chief Executive Officer, President, and Director	1993
Sun Jia Jun	34	Chief Operating Officer and Director	2000*
Guo Yan	30	Chief Financial Officer and Director	1999**
Wei Ru Qin	54	Director	2000
Li Ning	45	Director	2000
Jin Qiu	33	Secretary	2005

* Mr. Sun was appointed as a director on our board of directors in 2005.

** Ms. Guo was appointed as a director on our board of directors in 2007.

Each director will hold office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Kang Yihua has served as our President and Chief Executive Officer and as the Chairman of our Board of Directors since 2005. Since December 1993, Mr. Kang also serves as the President and Chairman of the Board of Directors of our subsidiary, Goldenway Nanjing Garments Company Limited, and as a member of the Board of Directors of our subsidiary, Nanjing Catch-Luck Garments Co., Ltd. Mr. Kang has extensive worldwide managerial and operational experience focusing upon business development and strategic planning. Mr. Kang formerly was the party Branch Secretary of the Management Department, Nanjing Aeronautics and Astronautics University, and the Vice General Manager of the Import and Export Department of Nanjing Shenda Company. Mr. Kang earned his bachelor’s degree in Management from Beijing Aeronautics and Astronautics University and his bachelor’s degree in Engineering from Nanjing Aeronautics and Astronautics University.

Sun Jia Jun has served as our Chief Operating Officer and a member of our Board of Directors since 2005. Mr. Sun also serves as a member of the Board of Directors of Goldenway since 2000 and as a member of the Board of Directors of Nanjing New-Tailun Garments Company Limited (PRC) since 2006. From July 1996 to November 2002, Mr. Sun was the General Manager of International Trade Department at Goldenway. Mr. Sun has more than 8 years experience in import and export in the textile industry. Mr. Sun earned his bachelor’s degree from the Wuhan Textile Industry Institute.

Guo Yan has served as our Chief Financial Officer since 2005, and was appointed to our Board of Directors on August 1, 2007. From July 1999 to 2004, Ms. Guo was the Section Chief of the Financial and Accounting Department of Goldenway. Ms. Guo earned her bachelor’s degree in Accounting from the Nanjing Audit Institute.

Wei Ru Qin has been a member of our Board of Directors since 2007. Mr. Wei has been the head of the Auditing Department of Goldenway since 2000 and a member of the Board of Directors of Goldenway since 2004. Mr. Wei has more than 20 years experience in accounting and finance management in the construction and textile industries. Mr. Wei formerly served as a Vice Manager at Lishui Textile Garment Industry Company and as Manager at Lishui Second Light Textile Products Material Supply & Marketing Office.

Li Ning has been a member of our Board of Directors since 2005. Mr. Li has been a member of Goldenway’s Board of Directors since 2000, a member of Catch-Luck’s Board of Directors since 2006, and a member of New-Tailun’s Board of Directors since 2006. Mr. Li has more than 10 years experience in finance and investment management. Mr. Li earned his bachelor’s degree in Computer Science from Nanjing Aeronautics and Astronautics University.

Jin Qiu has served as our Corporate Secretary since 2005. From 2003 to 2005, Mr. Jin served as the secretary to our President, Mr. Kang Yihua, in the aspects of corporation development planning and investment management. Mr. Jin earned his bachelor’s degree in English culture from the Beijing Institute of International Relations and his master’s degree in Economics from Nanjing University.

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

Audit Committee Financial Expert

Our Board of Directors does not have a separate audit committee. The board has determined that it does not have a member of the board that qualifies as an “audit committee financial expert”, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. However, we are considering appointing an independent qualified financial expert to our board of directors in order to strengthen and improve its internal disclosure controls and procedures.

Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and certain of our officers, as well as persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports with the Securities and Exchange Commission. On September 15, 2006, Messers Kang, Yan, Wei, Sun and Li each has filed a Form 5 to report the exchange of their shares of common stock for shares of preferred stock, which exchange was effected on October 27, 2005. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2006 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to our officers, directors and employees, including our Chief Executive Officer, senior executive officers, principal accounting officer, controller and other senior financial officers. Our code of business conduct and ethics is available on our website at www.everglorygroup.com. A copy of our code of business conduct will be provided to any person without charge, upon written request sent to us at our offices located at 100 N. Barranca Ave. #810 West Covina, California 91791, Attention “Shareholder Relations.”

The board of directors and management are currently reviewing our code of business conduct in connection with an overall review of our corporate governance and other policies in light of Section 406 of the Sarbanes-Oxley Act. We will timely disclose any amendments to or waivers of certain provisions of our code of business conduct and ethics as required by the Securities Exchange Act and the rules and regulations of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This compensation discussion and analysis describes the material elements of the compensation awarded to our current executive officers. This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year. In 2007, our Board of Directors oversaw and administered our executive compensation program.

Our current executive compensation program presently includes a base salary. Our compensation program does not include (i) discretionary annual cash performance-based incentives, (ii) termination/severance and change of control payments, or (iii) perquisites and benefits.

Our Compensation Philosophy and Objectives

Our philosophy regarding compensation of our executive officers includes the following principles:

•	our compensation program should align the interests of our management team with those of our shareholders;

•	our compensation program should reward the achievement of our strategic initiatives and short- and long-term operating and financial goals;

•	compensation should appropriately reflect differences in position and responsibility;

•	compensation should be reasonable and bear some relationship with the compensation standards in the market in which our management team operates; and

•	the compensation program should be understandable and transparent.

In order to implement such compensation principles, we have developed the following objectives for our executive compensation program:

•	overall compensation levels must be sufficiently competitive to attract and retain talented leaders and motivate those leaders to achieve superior results;

•
a portion of total compensation should be contingent on, and variable with, achievement of objective corporate performance goals, and that portion should increase as an executive’s position and responsibility increases;

•	total compensation should be higher for individuals with greater responsibility and greater ability to influence our achievement of operating goals and strategic initiatives;

•
the number of elements of our compensation program should be kept to a minimum, and those elements should be readily understandable by and easily communicated to executives, shareholders, and others; and

•	executive compensation should be set at responsible levels to promote a sense of fairness and equity among all employees and appropriate stewardship of corporate resources among shareholders.

Determination of Compensation Awards

Our Board of Directors is provided with the primary authority to determine the compensation awards available to our executive officers. To aid the board of directors in making its determination for the last fiscal year, our current senior management provided recommendations to the board of directors regarding the compensation of all executive officers.

Compensation Benchmarking and Peer Group

Our board of directors did not rely on any consultants or utilize any peer company comparisons or benchmarking in 2007 in setting executive compensation. However, our management has considered competitive market practices by reviewing publicly available information relating to compensation of executive officers at other comparable companies in making its recommendations to our board of directors regarding our executives’ compensation for fiscal year 2007. As our company evolves, we expect to take steps, including the utilization of peer company comparisons and/or hiring of compensation consultants, to ensure that the Board has a comprehensive picture of the compensation paid to our executives and with a goal toward total direct compensation for our executives that are on a par with the median total direct compensation paid to executives in peer companies if annually established target levels of performance at the company and business segment level are achieved.

Elements of Compensation

Presently, we compensate our executives with only a base salary. We do not pay any compensation to our executive officers in the form of discretionary annual cash performance-based incentives, long-term incentive plan awards or perquisites and other compensation, although our board of directors may recommend and institute such forms of compensation in the future.

Base Salaries

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of our employees, including our named executive officers. All of our named executive officers, including our Chief Executive Officer, are subject to employment agreements, and accordingly each of their compensation has been determined as set forth in their respective agreement. When establishing base salaries for 2007, subject to the provisions of each person's employment agreement, our Board and management considered a number of factors, including the seniority of the individual, the functional role of the position, the level of the individual's responsibility, the ability to replace the individual, the base salary of the individual at their prior employment and the number of well qualified candidates to assume the individual's role.

Discretionary Annual Cash Performance-Based Incentives

In 2007, we did not pay any compensation in the form of discretionary annual cash performance-based incentives or other forms of bonuses to our Chief Executive Officer and each other named executive officer. Our compensation committee may, however, recommend such bonuses in the future.

Long-Term Incentive Plan Awards

We currently do not have an equity incentive plan, and no separate stock awards or stock option grants were made to any of the named executive officers during the fiscal year ended December 31, 2007. No stock options were held by the named executive officers as of December 31, 2007.

Perquisites and Other Compensation

We do not have any retirement or pension plans in place for any of our named executives. Our named executive officers are eligible for group medical benefits that generally available to and on the same terms as our other employees.

Management’s Role in the Compensation-Setting Process

Our management plays a role in our compensation-setting process. We believe this input from management is needed in order to evaluate the performance of our management, recommend business performance targets and objectives, and recommend compensation levels. Our management may from time to time, make recommendations to our board of directors regarding executive compensation. During this process, management may be asked to provide the board with their evaluation of the executive officers’ performances, the background information regarding our strategic financial and operational objectives, and compensation recommendations as to the executive officers.

Summary of cash and other compensation

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal year ended December 31, 2007 by the Chief Executive Officer and each of our other four highest paid executives, whose total compensation exceeded $100,000 (if any) during the fiscal year ended December 31, 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Total($) (1)

Kang Yihua	2006	$12,675	$12,675
Chairman of the Board, Chief Executive Officer and President	2007	$19,830	$19,830

Guo Yan	2006	$2,408	$2,408
Chief Financial Officer and Director	2007	$2,805	$2,805

(1)
All compensation is paid in Chinese RMB. For reporting purposes, the amounts in the table above have been converted to U.S. dollars at the conversion rate of 7.6 RMB to one U.S. dollar. The officers listed in this table received no other form of compensation in the years shown, other than the salary set forth in this table.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

There are no employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any director or executive officer of us which would in any way result in payments to any such person because of his resignation, retirement, or other termination of employment with us, any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

The table below sets forth information concerning compensation paid to our directors for fiscal 2006 and 2007.

Director Compensation

Name	Year		Salary ($) (1)			Total ($) (1)

Kang Yihua	2006 2007	$ $	- 19,830	(2)	$ $	- 19,830	(2)

Sung Jiajun	2006 2007	$ $	- 8,730	(3)	$ $	- 8,730	(3)

Yang Xiao Dong (4)	2006 2007	$ $	5,262 2,805		$ $	5,262 2,805

Li Ning	2006 2007	$ $	4,862 5,372		$ $	4,862 5,372

Wei Ruquin	2006 2007	$ $	4,275 5,293		$ $	4,275 5,293

Guo Yan	2006 2007	$ $	- -		$ $	- -

(1)	All compensation was paid in RMB. The amounts in the foregoing table have been converted into U.S. dollars at the conversion rate of 7.6 RMB to the dollar.

(2)
Mr. Kang was not paid additional compensation as a director; however, he received salary during 2007 of $19,830 and total compensation of $19,830 in consideration of his services as our Chief Executive Officer.

(3)
Mr. Sung was not paid additional compensation as a director; however, he received salary during 2007 of $8,730 and total compensation of $8,730 in consideration of his services as our Chief Operating Officer.

(4)	Mr. Yang resigned as a director on July 30, 2007.

(5)	Ms. Guo was appointed as a director effective July 30, 2007.

Outstanding Equity Awards at Fiscal Year-End

None of our executive officers were granted or otherwise received any option, stock or equity incentive plan awards during 2007 and there were no outstanding unexercised options previously awarded to our officers and directors, at the fiscal year end, December 31, 2007.

Indemnification of Officers and Directors

We are a Florida corporation, and accordingly, we are subject to the corporate laws under the Florida Revised Statutes. Article V of our bylaws provides that we may indemnify our officers and directors to the full extent permitted by law. Section 607.0850 of the Florida Statutes provides that a Florida corporation has the power to indemnify its officers and directors in certain circumstances.

Subsection (1) of Section 607.0850 empowers a corporation to indemnify any director or officer, or former director or officer, who was or is a party to any proceeding (other than an action by, or in the right of, the corporation), by reason of the fact that he or she is or was a director, officer, employee, or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise against liability incurred in connection with such proceeding, including any appeal thereof, if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The termination of any proceeding by judgment, order, settlement, or conviction or upon a plea of nolo contendere or its equivalent shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in, or not opposed to, the best interests of the corporation or, with respect to any criminal action or proceeding, had reasonable cause to believe that his or her conduct was unlawful.

Subsection (2) of Section 607.0850 empowers a corporation to indemnify any person, who was or is a party to any proceeding by or in the right of the corporation to procure a judgment in its favor by reason of the fact that the person is or was a director, officer, employee, or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise, against expenses and amounts paid in settlement not exceeding, in the judgment of the board of directors, the estimated expense of litigating the proceeding to conclusion, actually and reasonably incurred in connection with the defense or settlement of such proceeding, including any appeal thereof. Such indemnification shall be authorized if such person acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the corporation, except that no indemnification shall be made under this subsection in respect of any claim, issue, or matter as to which such person shall have been adjudged to be liable unless, and only to the extent that, the court in which such proceeding was brought, or any other court of competent jurisdiction, shall determine upon application that, despite the adjudication of liability but in view of all circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which such court shall deem proper.

Section 607.0850 further provides that to the extent a director or officer of a corporation has been successful on the merits or otherwise in defense of any proceeding referred to in subsection (1) or subsection (2), or in the defense of any claim, issue, or matter therein, he or she shall be indemnified against expenses (including attorneys’ fees) actually and reasonably incurred by him or her in connection therewith; that indemnification and advancement of expenses provided for by Section 607.0850 are not exclusive, and a corporation may make any other or further indemnification or advancement of expenses of any of its directors or officers under any bylaw, agreement, vote of shareholders or disinterested directors, or otherwise, both as to action in his or her official capacity and as to action in another capacity while holding such office; and that the corporation shall have power to purchase and maintain insurance on behalf of a director or officer of the corporation against any liability asserted against him or her or incurred by him or her in any such capacity or arising out of his or her status as such whether or not the corporation would have the power to indemnify him or her against such liabilities under Section 607.0850.

We do not currently carry directors’ and officers’ liability insurance covering our directors and officers, but we have plans to do so. Insofar as indemnification for liabilities under the Securities Act may be permitted to directors, officers, or persons controlling the Company pursuant to the foregoing provisions, we have been informed that, in the opinion of the Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2007, for each of the following persons:

•	each of our directors and each of the named executive officers in the “Management” section of this prospectus;

•	all directors and named executive officers as a group; and

•	each person who is known by us to own beneficially five percent or more of our common stock.

Beneficial ownership is determined in accordance with the rules of the Commission. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Ever-Glory International Group, Inc. 100 N. Barranca Ave. #810, West Covina, California 91791. The percentage of class beneficially owned set forth below is based on 11,379,309 shares of our common stock outstanding on December 31, 2007.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock (1)	Percent of Class

Executive Officers and Directors
Kang Yi Hua	4,802,315	42.2%
Sun Jia Jun	174,800	1.5%
Guo Yan	-	-
Li Ning	291,840	2.6%
Wei Ru Qin	87,400	0.8%
Jin Qiu	-	-
All Executive Officers and Directors as a Group (six persons)	5,356,355	47.1%
5% Holders
Ever-Glory Enterprises (H.K.) Ltd. (2)	3,315,406	29.1%
Yan Xiao Dong (2)	379,240	3.3%

(1)
The percentage of shares beneficially owned is based on 11,379,309 shares of common stock outstanding. Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment and dispositive power of the shares.

(2)	Yan Xiao Dong is the director of Ever-Glory Enterprises (H.K.) Ltd. and, as such, may be deemed to be the beneficial owner of the 3,315,406 shares held by Ever-Glory Enterprises (H.K.) Ltd.

Equity Compensation Plan Information

We have not adopted any equity compensation plan as of December 31, 2007.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Kang Yihua is the Company’s controlling shareholder and chief executive officer. We purchase materials, sub-contract certain manufacturing work, and sell products to companies that are under the control of Mr. Kang Yihua. All related party outstanding balances are short term in nature and are expected to be settled in cash.

Sales to Related Parties

For year ended December 31, 2007, the Company recognized sales of $1,155,998 to Nanjing High-Tech Knitting & Weaving Technology Development Co., Ltd, a related party controlled by Mr. Kang Yihua. The related cost of sales was $995,398 for the year ended December 31, 2007.

For the year ended December 31, 2006, we recognized sales of $479,003 in total to five related parties controlled by Mr. Kang Yihua. The related cost of sales was $420,756 for the year ended December 31, 2006. The five related parties were:

(1)	Ever-Glory Enterprises (Chuzhou) Co., Ltd.

(2)	Nanjing High-Tech Knitting & Weaving Technology Development Co., Ltd,

(3)	Jiangsu Ever-Glory International Group Corp.

(4)	Nanjing Jiangning Shangfang Garments Manufacturing Co., Ltd.

(5)	Jiangsu Blue Glory Knitting Co., Ltd.

Purchases from and sub-contracts with related parties

During 2007 and 2006, we purchased raw materials totaling $446,561 and $447,280, respectively, from related parties controlled by Mr. Kang Yihua. Purchases from related parties for the years ended December 2007 and 2006 were as follows:

	Year Ended December 31,
Purchases from:	2007	2006
Nanjing High-Tech Knitting & Weaving Technology Development Co., Ltd.	$446,561	$426,198
Jiangsu Blue Glory Knitting Co., Ltd.	-	21,082
Total purchases from related parties	$446,561	$447,280

In addition, we sub-contracted certain manufacturing work valued at $4,048,689 and $4,634,140 for year ended December 31, 2007 and 2006, respectively, to related companies controlled by Mr. Kang Yihua. We provided raw materials to the sub-contractors who charged us a fixed price for the sub-contracting work. The total dollar value of sub-contracts with related parties for the years ended December 2007 and 2006 were as follows:

	Year Ended December 31,
Sub-contracts with:	2007	2006
Ever-Glory Enterprises (Chuzhou) Co., Ltd.	$2,802,874	$2,876,913
Nanjing High-Tech Knitting & Weaving Technology Development Co., Ltd.	268,743	81,895
Kunshan Enjin Fashion Co., Ltd.	503,498	382,434
Nanjing Ever-Kyowa Garment Washing Co., Ltd.,	228,903	828,397
Nanjing Jiangning Shangfang Garments Manufacturing Co., Ltd.	244,671	464,501
Total sub-contracts with related parties	$4,048,689	$4,634,140

Accounts receivable - related parties

As of December 31, 2007 and 2006 accounts receivable from related parties amounted to $158,235 and $2,463,857 for products sold and sub-contracting services provided. Account receivables - related parties were as follows.

	At December 31,
Receivables from:	2007	2006
Ever-Glory Enterprises (Chuzhou) Co., Ltd.	$12,052	$-
Nanjing High-Tech Knitting & Weaving Technology Development Co., Ltd.	146,183	-
Jiangsu Ever-Glory International Group Corp.	-	2,463,857
Total accounts receivable - related parties	$158,235	$2,463,857

Advance on inventory purchases - related party

As of December 31, 2007, we advanced funds to purchase raw material inventory from Jiangsu Ever-Glory International Group Corp., a company controlled by Mr. Kang Yihua, in amount of $2,568,040. Interest is charged at 0.5% per month according to the principal balance outstanding at the end of each month. Interest income earned for the year ended of December 31, 2007 was $165,201.

Accounts payables - related parties

As of December 31, 2007 and 2006 we owed $245,589 to two related parties, and $2,005,323 to seven related parties, all controlled by Mr. Kang Yihua. Accounts payables - related parties were as follows at the end of 2006 and 2007.

	At December 31,
Payable to:	2007	2006
Ever-Glory Enterprises (Chuzhou) Co., Ltd.	$-	$266,855
Nanjing High-Tech Knitting & Weaving Technology Development Co., Ltd.	-	7,356
Kunshan Enjin Fashion Co., Ltd.	245,589	191,455
Wanshan Furnituring	-	5,794
Nanjing Ever-Kyowa Garment Washing Co., Ltd.,	-	129,555
Nanjing Jiangning Shangfang Garments manufacturing Co., Ltd.	-	19,209
Jiangsu Ever-Glory International Group Corp.		1,385,097
Total accounts payables - related parties	$245,589	$2,005,321

Other payables - related parties

Other payables - related parties consisted of the following at the end of 2006 and 2007.

	At December 31,
Payable to:	2007	2006
Ever-Glory Enterprises (H.K.) Limited, controlled by Mr. Kang Yihua	$650,000	$2,613,542
Mr. Kang Yihua	-	7,588
Total other payables - related parties	$650,000	$2,621,130

Long term liability - related party

As of December 31, 2007 and 2006 the Company owed $4,474,985 and $4,238,526, respectively to Blue Power Holding Limited, a company controlled by Mr. Kang Yihua, for various advances received. Interest is charged at 6% per annum on the amounts due. The loans are due between July 2010 and April 2011. For years ended December 2007 and 2006, we accrued interest expense of $236,459 and $235,859, respectively. The accrued interest is included in the carrying amount of the loan in the accompanying balance sheets.

Lease from a related party

During 2007, we paid rent of $26,256 for factory and office spaces leased from Jiangsu Ever-Glory International Group Corp., which is controlled by Mr. Kang Yihua, our chairman and chief executive officer. See Note 14 of our financial statements in Item 8 of this report.

Catch-Luck Acquisition

Catch-Luck was previously a wholly-owned subsidiary of Ever-Glory Hong Kong. Mr. Kang Yihua was previously the sole shareholder of Ever-Glory Hong Kong, until he transferred 100% of his ownership to Mr. Yang Xiodong, an unrelated party, in 2007. For further details concerning this acquisition, please see “Recent Developments - Acquisition of Nanjing Catch-Luck Garments Co., Ltd.” on page 10 of this report.

About Ever-Glory Hong Kong

In 2007, Mr. Kang Yihua transferred his ownership of Ever-Glory Hong Kong to Mr. Yang Xiodong. Currently, Ever-Glory Hong Kong is separate and independent from us, except that Ever-Glory Hong Kong is one of our significant shareholders. None of our directors or officers has any ownership interest in Ever-Glory Hong Kong. Ever-Glory Hong Kong is engaged in the business of sourcing, logistics, and the importing and exporting of finished goods and raw materials in and out of China. Although our corporate names are similar, our line of business is separate and distinct from that of Ever-Glory Hong Kong. We use the services of Ever-Glory Hong Kong to export some of our goods to other countries.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

As approved by our board of directors, we dismissed Jimmy C.H. Cheung & Co. (“Cheung & Co.”) as our independent auditors effective December 12, 2007.  Cheung & Co. served as our independent auditors for the fiscal years ended December 31, 2006 and December 31, 2005 and for the quarterly review for 2006. On December 12, 2007, we engaged Moore Stephens Wurth Frazer and Torbet, LLP (“Moore Stephens”) as our outside independent accounting firm for the fiscal years ended December 31, 2007.

	2007	2006
Audit fees	$233,000	$205,000
Audit- related fees	-	-
Tax fees	-	-
All other fees	-	-

Fees for audit services include fees associated with the annual audit and the review of documents filed with the Securities and Exchange Commission including quarterly reports on Form 10-Q and the annual report on Form 10-K. Audit-related fees principally included accounting consultation and information system control reviews.  Tax fees included tax compliance, tax advice and tax planning work.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULE AND REPORTS ON FORM 8-K

a. (1) Financial Statements

The following consolidated financial statements of Ever-Glory International Group, Inc. are included in Part II, Item 8 of this Report:

Report of Jimmy C. H. Cheung & Co., Independent Auditors

Report of Moore Stephens Wurth Frazer and Torbet, LLP, Independent Auditors

Consolidated Balance Sheets at December 31, 2007 and 2006

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

EXHIBIT INDEX

Number	Description

2.1
Agreement and Plan of Reorganization as amended, dated as of July 29, 2005, by and among Andean, Perfect Dream and Perfect Dream Shareholders (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K, filed August 24, 2005).

2.2	Agreement for the Purchase and Sale of Stock of Nanjing Catch-Luck Garments Co. Ltd. dated (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K, filed June 29, 2006).

2.3
Amendment No. 1 To Agreement for the Purchase and Sale of Stock of Nanjing Catch-Luck Garments Co. Ltd. dated (incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K, filed September 1, 2006).

2.4
Agreement for the Purchase and Sale of Stock of Nanjing New Tailun Garments Co., Ltd. dated November 9, 2006 (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K, filed November 13, 2006).

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-KSB, filed March 29, 2006).

3.2
Articles of Amendment as filed with the Department of State of Florida, effective November 20, 2007 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed November 29, 2007).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(b) of our Annual Report on Form 10-KSB40, filed April 14, 1998).

4.1	Sections 3.10, 7.10, and 7.11of the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(b) of our Annual Report on Form 10-KSB40, filed April 14, 1998).

4.2	Articles of Association of Perfect Dream (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed August 24, 2005).

4.3	Articles of Association of Goldenway (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed August 24, 2005).

10.1	Subscription Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed August 8, 2007).

10.2	Form of Convertible Note (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed August 8, 2007).

10.3	Form of Class A Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed August 8, 2007).

10.4	Security Agreement (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed August 8, 2007).

10.5	Stock Pledge Agreement (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed August 8, 2007).

10.6	Lockup Agreement (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K, filed August 8, 2007).

10.7	Letter of Intent to Acquire Branded Retail Division (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K, filed August 8, 2007).

10.8	Non-Compete Agreement (incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K, filed August 8, 2007).

10.9	Guaranty (incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K, filed August 8, 2007).

10.10	Equity Interest Transfer Agreement between Perfect Dream and Ever-Glory Enterprises (H.K.) Ltd. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed August 24, 2005).

10.11
Equity Interest Transfer Agreement between Perfect Dream and Jiangsu Ever-Glory International Group Corporation (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed August 24, 2005).

10.12
Loan Agreement between Goldenway Nanjing Garments Co. Ltd. and Nanjing City Commercial Bank dated August 15, 2006 (incorporated by reference to Exhibit 10.3 of our Amendment No. 1 to its Annual Report on 10-KSB/A, filed May 9, 2007).

10.21	Capital Contribution Agreement, dated January 9, 2008 (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed January 15, 2008).

10.22	Joint Venture Establishment Agreement, dated January 9, 2008 (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed January 15, 2008).

10.23	Land Development Agreement between Jiangsu Ever-Glory International Group Corp. and Nanjing Goldenway Garment Co., Ltd.

10.24	Lease Agreement between Jiangsu Ever-Glory International Group Co. and Nanjing New-Tailun Garment Co., Ltd.

16.1	Letter from Jimmy C.H. Cheung & Co., dated January 14, 2008 (incorporated by reference to Exhibit 16.1 of our Amendment No. 3 to our Current Report on Form 8-K, filed January 14, 2008).

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to our Registration Statement on Form S-1, filed October 5, 2007).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of March, 2008.

EVER-GLORY INTERNATIONAL GROUP, INC.

By:	/s/ Kang Yihua
Kang Yihua Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kang Yihua	Chief Executive Officer,	March 11, 2008
Kang YiHua	President, and Director (Principal Executive Officer)

/s/ Sun Jia Jun	Chief Operating Officer	March 11, 2008
Sun Jia Jun	and Director

/s/ Guo Yan	Chief Financial Officer	March 11, 2008
Guo Yan	(Principal Financial and Accounting Officer) and Director

/s/ Li Ning	Director	March 11, 2008

/s/ Wei Ru Qin	Director	March 11, 2008