Form 10-Q
period 2008-03-31
Ever-Glory International Group, Inc.
filed 2008-05-06
CIK 943184

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐         Accelerated Filer ☐        Non-accelerated filer ☐           Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2008, the Registrant had 11,547,110 shares of common stock outstanding.

EVER-GLORY INTERNATIONAL GROUP, INC.
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “will,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to the following, which are discussed in further detail on page 43 of this report:

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

•	the acceptance in the marketplace of the Company’s new products and changes in consumer preferences;
•	reductions in sales of products, either as the result of economic or other conditions, or reduced consumer acceptance of a product, which could result in an unplanned buildup of inventory;
•	the ability to source raw materials and finished products at favorable prices to the Company;
•	the potential impact of power shortages on the Company’s operations including temporary blackouts at the Company’s facilities;
•	foreign currency exchange rate fluctuations;
•	earthquakes or other natural disasters;
•	the Company’s ability to identify and successfully execute cost control initiatives;
•	the impact of quotas, tariffs, or safeguards on the importation or exportation of the Company’s products; or
•	other risks outlined above and in the Company’s other filings made periodically by the Company.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007

	March 31,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,144,669	$641,739
Accounts receivable	11,594,154	13,035,299
Accounts receivable - related parties	-	158,235
Inventories	1,851,672	1,897,023
Other receivables and prepaid expenses	165,127	150,855
Advances on inventory purchase	9,255	-
Advances on inventory purchase - related parties	2,872,189	2,568,040
Deferred financing costs	248,401	191,995
Total Current Assets	18,885,467	18,643,186

LAND USE RIGHT, NET	2,826,643	2,729,183
PROPERTY AND EQUIPMENT, NET	12,503,848	12,140,903
LONG TERM INVESTMENT	1,428,000	-
TOTAL ASSETS	$35,643,958	$33,513,272

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,177,368	$1,796,655
Accounts payable - related parties	-	245,589
Other payables- related party	980,392	650,000
Other payables and accrued liabilities	903,537	1,069,682
Value added tax payable	518,312	378,898
Income tax payable and other taxes payable	355,013	146,226
Bank loans	2,856,000	4,798,500
Convertible notes payable,
(net of unamortized discount of $1,625,160)	35,140	25,503
Total Current Liabilities	7,825,762	9,111,053

COMMITMENTS AND CONTINGENCIES	-	-

LONG-TERM LIABILITIES
Loan from related party under common control	4,534,100	4,474,985

TOTAL LIABILITIES	12,359,862	13,586,038

MINORITY INTEREST	556,993	-

STOCKHOLDERS' EQUITY
Preferred stock ($.001 par value, authorized 5,000,000 shares, 10,000 shares designated as "Series A Preferred Stock")	-	-
Series A Convertible Preferred Stock (0 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares, 11,547,110 and 11,379,309 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively)	11,547	11,379
Common stock to be issued for acquisition (0 shares as of March 31, 2008 and December 31, 2007, respectively)	-	-
Additional paid-in capital	2,656,892	2,154,368
Retained earnings	13,445,041	12,247,748
Statutory reserve	3,437,379	3,437,379
Accumulated other comprehensive income	3,176,244	2,076,360
Total Stockholders' Equity	22,727,103	19,927,234

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,643,958	$33,513,272

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

	2008	2007
		Restated
NET SALES
To related parties	$425,102	$46,828
To third parties	19,322,106	16,378,571
Total net sales	19,747,208	16,425,399

COST OF SALES
From related parties	402,748	44,874
From third parties	15,623,424	13,987,839
Total cost of sales	16,026,172	14,032,713

GROSS PROFIT	3,721,036	2,392,686

OPERATING EXPENSES
Selling expenses	277,528	175,898
General and administrative expenses	1,221,487	772,888
Total Operating Expenses	1,499,015	948,786

INCOME FROM OPERATIONS	2,222,021	1,443,900

OTHER INCOME (EXPENSES)
Interest income	31,974	1,814
Interest expenses	(577,828)	(132,290)
Other income	-	96
Other expenses	(191,167)	(84)
Total Other (Expenses)	(737,021)	(130,464)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	1,485,000	1,313,436

INCOME TAX EXPENSE	(283,838)	(75,694)

INCOME BEFORE MINORITY INTEREST	1,201,162	1,237,742

LESS MINORITY INTEREST	3,869	-

NET INCOME	1,197,293	1,237,742

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	1,099,884	159,133

COMPREHENSIVE INCOME	$2,301,046	$1,396,875

Net income per share - basic	$0.10	$0.24

Net income per share - diluted	$0.10	$0.11

Weighted average number of shares outstanding during the period - basic	11,449,682	5,080,609

Weighted average number of shares outstanding during the period - diluted	12,204,363	11,072,008

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

	2008	2007
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,197,293	$1,237,742
Adjusted to reconcile net income to cash provided by operating activities:
Minority interest	3,869	-
Depreciation	222,765	207,412
Amortization	15,667	14,424
Amortization of discount on convertible notes	349,337	-
Amortization of deferred financing costs	73,676	-
Stock issued for interest	2,006	-
Changes in operating assets and liabilities
Accounts receivable	1,941,016	1,579,037
Accounts receivable - related parties	161,317	(510,749)
Inventories	121,586	238,961
Other receivables and prepaid expenses	(8,636)	(138,761)
Advance on inventory purchase	(9,058)	-
Advance on inventory purchase to related party	(44,291)	-
Accounts payable	299,523	118,312
Accounts payable - related companies	(68,882)	(1,089,852)
Other payables and accrued liabilities	(204,734)	(553,058)
Payables to related parties		-
Value added tax payables	121,036	(24,551)
Income tax and other tax payables	198,408	33,776
Long term deferred expense	(56,406)	-
Net cash provided by operating activities	4,315,492	1,112,693

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in La Chapelle	(1,397,700)	-
Purchase of property and equipment	(84,333)	(1,126,622)
Proceeds from sale of equipment	377	-
Net cash used in investing activities	(1,481,656)	(1,126,622)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related parties	-	-
Contribution from minority shareholders	553,040	-
Proceeds from bank loan	-	1,292,959
Repayment of bank loan	(2,096,550)	(1,292,959)
Proceeds from long term loan	59,116	115,694
Net proceeds from convertible notes	-	-
Net cash (used in) provided by financing activities	(1,484,394)	115,694

EFFECT OF EXCHANGE RATE ON CASH	153,488	382,142

NET DECREASE IN CASH AND CASH EQUIVALENTS	1,502,930	483,907

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	641,739	897,093

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,144,669	$1,381,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest expense	$68,859	$73,595
Income taxes	$84,576	$41,827

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Ever-Glory International Group, Inc. (the “Company”) was incorporated in Florida on October 19, 1994. All of its businesses are operated through its four subsidiaries in the People’s Republic of China.

Perfect Dream Limited (“Perfect Dream”), a wholly owned subsidiary of the Company, was incorporated in the British Virgin Islands on July 1, 2004.

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

Nanjing Catch-Luck Garments Co, Ltd. (“Catch-Luck”), a wholly owned subsidiary of Perfect Dream, was incorporated in the PRC on December 21, 1995. On January 18, 2006, Catch-Luck became a wholly owned foreign enterprise after its acquisition by Perfect Dream. Catch-Luck is principally engaged in the manufacture and sale of garments to customers located in Europe and Japan.

Shanghai LA GO GO Fashion Company Limited (“La Go Go”), a joint venture of Goldenway and Shanghai La Chapelle Garment and Accessories Company Limited, was incorporated in the PRC on January 24, 2008. Goldenway invested approximately $826,200 (RMB 6.0 million) in cash for a 60% ownership interest in the joint venture. Shanghai La Chapelle owns the other 40% interest. The business objective of the joint venture is to establish and create a leading brand of ladies’ garments for the mainland Chinese market.

The Company, Perfect Dream, Goldenway, New-Tailun, Catch-Luck, and La Go Go are hereinafter referred to collectively as (the “Company”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements of Ever-Glory International Group, Inc. reflect the activities of the Company, and its 100% owned subsidiaries Perfect Dream, Goldenway, New-Tailun, Catch-Luck and its 60% owned subsidiary La Go Go. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant inter-company balances and transactions have been eliminated in consolidation.

We have included all normal recurring adjustments that we considered necessary to give a fair presentation of our operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2007 annual report filed on Form 10-K.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 (UNAUDITED)

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

The Company entered into a purchase agreement, dated June 26, 2006, with Ever-Glory Enterprises (HK) Limited (“Ever-Glory Hong Kong”) to acquire 100% interest of Catch-Luck (the “Catch-Luck transaction”). Pursuant to the terms of the purchase agreement, the Company agreed to pay to Ever-Glory Hong Kong an amount of $600,000 in cash and issue 1,307,693 shares of the Company’s restricted common stock having a value of $3,400,000 such value of shares were based on the preceding 30-day average of high bid and the low ask price for the common stock on the date of the transfer within 90 days of the closing of the Catch-Luck transaction. On August 31, 2006, the Company entered into an amendment to the Agreement (the “Amendment”) whereupon the terms of payment on the purchase consideration was amended as follows:

1.  The Company will pay to Ever-Glory Hong Kong an amount of $600,000 in cash and issued 1,307,693 shares of the Company’s restricted common stock having a value of $3,400,000 on the date of the transfer within 90 days of the closing of the transaction;

2.  At the end of the year ending December 31, 2008 in which Catch-Luck generates gross revenues of at least $19,000,000 and net profit of $1,500,000, Perfect Dream will issue 1,153,846 shares of the Company’s restricted common stock having a deemed value of $3,000,000; and

3.  At the end of the year ending December 31, 2009 in which Catch-Luck generates gross revenues of at least $19,000,000 and net profit of $1,500,000, Perfect Dream will issue 1,153,846 shares of the Company’s restricted common stock having a deemed value of $3,000,000.

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

Because New-Tailun and Catch-Luck are also under ownership and management control by Mr. Kang Yihua, the Company’s CEO, these transactions were accounted for as a merger of entities under common control, accordingly, the operation results of New-Tailun and Catch-Luck for the three months ended March 31, 2007 were restated to include in the consolidated financial statements as if the transactions had occurred at the beginning of the first period presented. The balance sheet accounts were stated at its historical cost.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 (UNAUDITED)

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

As of March 31, 2008 and December 31, 2007, the Company considers all its accounts receivable to be collectable and no provision for doubtful accounts has been made in the financial statements.

Inventories

Inventories are stated at lower of cost or market value, cost being determined on a specific identification method. The Company manufactures products upon receipt of orders from its customers. All the products must pass the customers’ quality assurance procedures before its delivery. Therefore, the products are rarely returned by the customers after delivery.

Long-lived assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment at least annually or more often whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. As of March 31, 2008, the Company expected these assets to be fully recoverable.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 (UNAUDITED)

Depreciation is provided on a straight-line basis, less an estimated residual value over the assets’ estimated useful lives. The estimated useful lives are as follows:

Property and plant	15-20 Years
Leasehold improvements	10 Years
Machinery & Equipment	10 Years
Office equipment and furniture	5 Years
Motor vehicles	5 Years

Intangible assets

All land in the People’s Republic of China is owned by the government and cannot be sold to any individual or company. However, the government may grant “land use right” to firms or individuals to occupy, develop and use land. The Company records the land use rights obtained as intangible assets.

Intangible assets of the Company are reviewed annually to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2008 and December 31, 2007, the Company expected these assets to be fully recoverable.

Long-term investments

Investment in equity ownership lower than 20% is recorded using the cost method. The carrying value of the investments is reviewed periodically for impairment. As of March 31, 2008, the Company expected the long-term investment to be fully recoverable.

Fair value of financial instruments

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a three-level valuation hierarchy for disclosures of faire value measurement and enhances disclosures requirements for fair value measurements. The Company adopted SFAS No 157 and did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

As of March 31, 2008, the outstanding principal of the convertible notes was $1,660,300 and the discount resulted from the beneficial conversion feature and the warrants were $1,625,160. Since there is no quoted or observable market price for the fair value of identical notes, the Company then used the level 3 inputs for its valuation methodology, and used the Black Scholes Model to calculate the fair market value of the beneficial conversion feature and the warrants. In addition, due to the notes are expiring in 2009 and the Company does not anticipate any nonperformance risk and expects the note holders to convert the notes to the Company’s common stock within 2008, the Company determined that the fair value of the notes approximated the carrying value.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 (UNAUDITED)

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

Discount on notes payable

A discount with respect to the Notes issued on August 2, 2007 was recorded by the Company. The amount of the discount was calculated to be the intrinsic value of the beneficial conversion feature and the fair value of the warrants included among the securities issued pursuant to the terms of the subscription agreement discussed in Note 10.

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

Local transportation and unloading charges and product inspection charges are included in selling expenses and totaled $39,145 and $58,951 for the three month period ended March 31, 2008 and 2007, respectively.

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

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 (UNAUDITED)

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

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law has replaced the old laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).

The key changes are:

a.	The new standard EIT rate of 25% replaces the 33% rate applicable to both DES and FIEs, except for High Tech companies that pay a reduced rate of 15%;

b.
Companies established before March 16, 2007 continue to enjoy tax holiday treatment approved by local government for a grace period of either for the next 5 years or until the tax holiday term is completed, whichever is sooner.

The Company and its subsidiaries were established before March 16, 2007 and therefore are qualified to continue enjoying the reduced tax rate as described above.

Upon approval by the PRC tax authorities, FIE’s scheduled to operate for a period of 10 years or more and engaged in manufacturing and production may by exempt from income taxes for two years, commencing with their first profitable year of operations, after taking into account any losses brought forward from prior years, and thereafter with a 50% reduction for the subsequent three years.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 (UNAUDITED)

Goldenway has profit for more than five years, so from this year its income tax rate is 25%.

New-Tailun and Catch-Luck were approved as wholly foreign-owned enterprises in 2006. This entity status allows New-Tailun and Catch-Luck a two-year income tax exemption beginning from the first year of profitability, and a 50% income tax reduction for the three years thereafter. New Tailun and Catch-Luck are entitled to the income tax exemptions for 2006 and 2007 and 50% income tax reduction that is 12.5% for the calendar years ended December 31, 2008, 2009 and 2010.

La Go Go was established on January 24, 2008, its income tax rate is 25%.

Other comprehensive income

The reporting currency of the Company is the US dollar. The functional currency of the Company and Perfect Dream is the US dollar. The functional currency of Goldenway, New Tailun Catch-luck and La Go Go is the Chinese Renminbi (RMB).

For the subsidiaries with the functional currency of RMB, all assets and liabilities accounts were translated at the exchange rate on the balance sheet date; stockholder’s equity are translated at the historical rates and items in the statement of operations items are translated at the average rate for the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Items in the cash flow statement are translated at the average exchange rate for the period.

Translation adjustments resulting from this process included in accumulated other comprehensive income in the consolidated statement of stockholders’ equity amounted to $3,176,244 and $2,076,360 as of March 31, 2008 and December 31, 2007, respectively. Assets and liabilities at March 31, 2008 and December 31, 2007 were translated at 7.00 RMB and 7.29 RMB to US $1.00, respectively. The average translation rates applied to income statement accounts and statement of cash flows for the three months ended March 31, 2008 and 2007 were 7.15 RMB and 7.75 RMB to US $1.00, respectively. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Earnings per share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Further, according to SFAS No. 128, if the number of common shares outstanding increase as a result of a stock dividend or stock split or decrease as a result of a reverse stock split, the computations of a basic and diluted EPS shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 (UNAUDITED)

Segments

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). SFAS establishes standards for operating information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decision how to allocate resources and assess performance. The information disclosed herein, represents all material financial information related to the Company’s principal operating segment. As of March 31, 2008, the Company operates in a single segment.

Minority interest

Minority interest consists of the interest of minority shareholders in the subsidiaries of the Company. As of March 31, 2008 and December 31, 2007, minority interest amounted to $556,993 and $0, respectively.

Recent accounting pronouncements

In September 2006, FASB issued Statement 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principle market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company adpoted SFAS 157 as of January 1, 2008 and the adoption did not have a material impact on the Company’s results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The SFAS 159 became effective for us on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 (UNAUDITED)

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

In addition, due to the acquisition of Catch-Luck, an entity under common control, operation results of Catch-Luck for the three months ended March 31, 2007 were included in the consolidated financial statements as if the transactions had occurred at the beginning of the first period presented. In this regard, the prior period’s financial statements and financial information have been restated to furnish comparative information.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
Accounts receivable	$11,594,154	$13,035,299
Less: allowance for doubtful accounts	-	-
Accounts receivable, net of allowance	$11,594,154	$13,035,299

As of March 31, 2008 and December 31, 2007, the Company considered all accounts receivable collectable and did not record a provision for doubtful accounts.

NOTE 4 - INVENTORIES

Inventories at March, 31 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
Raw materials	$412,713	$304,178
Work-in-progress	323,413	338,599
Finished goods	1,115,546	1,254,246
	1,851,672	1,897,023
Less: provision of obsolescence	-	-
Inventories, net	$1,851,672	$1,897,023

NOTE 5 - INVESTMENT

On January 9, 2008, Goldenway entered into a Capital Contribution Agreement (“Capital Contribution Agreement”) with Shanghai La Chapelle Garment and Accessories Company Limited (“La Chapelle”), a Shanghai-based garment maker, and several shareholders of La Chapelle. Under the terms of the Capital Contribution Agreement, Goldenway agreed to invest approximately $1.43 million in cash (RMB 10 million) in La Chapelle for a 10% ownership interest in La Chapelle. This investment is accounted for using the cost method.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 (UNAUDITED)

NOTE 6 - LAND USE RIGHTS

On September 24, 2006, the Company obtained a fifty-year land use right on 112,442 square meters of land in the Nanjing Jiangning Economic and Technological Development Zone.

Land use rights at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
Land use rights	$2,987,229	$2,867,991
Less: accumulated amortization	(160,586)	(138,808)
Land use rights, net	$2,826,643	$2,729,183

Amortization expense for the three months ended March 31, 2008 and 2007 amounted to $15,667 and $14,424, respectively.

NOTE 7 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
Property and plant	$11,856,378	$11,354,623
Equipment and machinery	3,315,110	3,128,928
Office equipment and furniture	216,989	208,327
Motor vehicles	172,268	165,393
Construction in progress	3,666	3,519
	15,564,411	14,860,790
Less: accumulated depreciation	3,060,563	2,719,887
Property and equipment, net	$12,503,848	$12,140,903

Depreciation expense for the three months ended March 31, 2008 and 2007 was $222,765 and $207,412, respectively. For the three months ended March 31, 2008 and 2007, $0 and $0 of interest was capitalized into construction in progress and later transferred to property and plant when completed.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 (UNAUDITED)

NOTE 8 - OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
Building construction costs payable	$361,988	$390,207
Accrued professional fees	98,809	252,495
Accrued wages and welfare	301,937	337,995
Other payables	140,803	88,985
Total other payables and accrued liabilities	$903,537	$1,069,682

NOTE 9 - BANK LOANS

Bank loans represent amounts due to various banks and are due on demand or normally within one year. These loans generally can be renewed with the banks. As of March 31, 2008 and December 31, 2007, Short term bank loans consisted of the following:

	March 31, 2008	December 31, 2007
Loan from a bank, interest rate at 0.5442% per month due February 9, 2008; paid in full, January 2008.	$-	$1,371,000
Loan from a bank, interest rate at 0.58482% per month due May 11, 2008	-	685,500
Loan from a bank, interest rate at 0.58482% per month due June 2, 2008	1,428,000	1,371,000
Loan from a bank, interest rate at 0.58482% per month due June 12, 2008	1,428,000	1,371,000
Total bank loans	$2,856,000	$4,798,500

These bank loans are all collateralized by land use rights and buildings of the company.

Total interest expense on the bank loans for the three months ended March 31, 2008 and 2007 amounted to $68,859 and $73,595, respectively.

NOTE 10 - CONVERTIBLE NOTES PAYABLE

On August 2, 2007, the Company consummated a private placement of $2,000,000 principal amount of 6% secured convertible notes with five-year common stock warrants to six accredited investors. Financing cost of $242,520 was paid out of the gross proceeds. Pursuant to SFAS 91, financing cost is amortized over the life of the notes to interest expense using the effective interest method. During 2008, the Company amortized $30,315 of financing costs in interest expenses. The secured convertible notes are due August 2, 2009 and were originally convertible into 9,090,909 shares of common stock of the Company at a conversion price of $0.22 per share. In November 2007, a 10:1 reverse stock split was made effective on the Company’s common stock. Accordingly, the number of share of common stock convertible from the notes was adjusted to 909,091 at a conversion price of $2.20 per share.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 (UNAUDITED)

The notes are subject to full-ratchet anti-dilution protection, i.e. if the Company issues shares at an average per-share price below $2.20 per share, the conversion price of the notes shall be adjusted downward to match the lower per-share price. Under the terms of the notes, the full-ratchet anti-dilution adjustments do not apply to (i) shares issued upon conversion of options under for a future stock option plan (ii) shares issued to third parties for acquisitions valued above $8 million; (iii) shares issued to non-affiliates for services rendered to the Company. The holders of the notes may convert the unpaid principal amount of the notes into common stock of the Company at any time prior to maturity, at the applicable conversion price. The Company may at any time at its option, redeem the notes by paying 125% of the unpaid principal and accrued interest.

The Company issued warrants to the investors in the note financing, for the purchase of up to a total of 909,091 shares of common stock at an exercise price of $3.20.  The warrants are exercisable for a five-year period until September 29, 2013. The warrants are also subject to full-ratchet anti-dilution protection in the event that the Company issues shares (with certain exceptions) at an average per-share price below $3.20 per share, same as the notes. If at any time after fifteen months after the closing date there is no effective registration statement covering the resale of the shares underlying the warrants, the warrant holders may exercise their warrants by means of a cashless exercise.

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

On the issuance date, the Company recorded a discount on the note related to the intrinsic value of the beneficial conversion feature totaling $943,797 and $1,056,203 for the fair value of the warrants issued. The fair value of warrants was calculated using the Binomial model with the following assumptions: (i) risk-free interest rate of 4.62%; (ii) expected life (in years) of 6; (iii) expected volatility of 112%;(iv) expected dividend yield of 0.00%; and (v) stock market price of $2.70. The discount on notes payable is amortized using effective interest method over 2 years. For the three months ended March 31, 2008, the Company recorded amortization of $9,637 as interest expense in the statement of operations.

As of March 31, 2008, the note holders converted $339,700 of principal plus accrued interest of $2,006 into 155,323 shares of common stock of the Company. Due to the conversion, the Company recorded $339,700 of unamortized discount as interest expense for the period ended March 31, 2008.

The notes bear a 6% annual interest rate payable in arrears on the last business day of each calendar quarter thereafter and on the maturity date. For the three months ended March 31, 2008, $26,842 was recorded as interest expense.

On January 4, 2008, the Company issued warrants to the placement agent that are exercisable into 72,728 shares of common stock of the Company with an exercise price of $3.20 per share (“Warrants”). The Warrants expire January 4, 2011. These warrants were issued in connection with the private placement described above. These warrants were valued at $130,082 using the Black Scholes Model and will be amortized over the life of the convertible notes. For the three months ended March 31, 2008, the Company recorded $73,676 for amortization of the debt issuance costs as interest expense in the statement of operations.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 (UNAUDITED)

NOTE 11 - INCOME TAX

Ever-Glory International Group, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for 2008 and 2007.

Perfect Dream was incorporated in the British Virgin Islands and under the current laws of the British Virgin Islands, is not subject to tax on income or on capital.

Goldenway was incorporated in the PRC and is subject to PRC income tax laws and regulations. The applicable tax rate has been 24%. In 2007, Goldenway is entitled to a refund of 50% of any income taxes paid for achieving export sales in excess of 70% of the total sales in a calendar year. In 2008, Goldenway’s income tax rate is 25%.

New-Tailun and Catch-Luck were incorporated in the PRC and are subject to PRC income tax laws and regulations. According to the relevant laws and regulations in the PRC, enterprises with foreign investment in the PRC are entitled to full exemption from income tax for two years beginning from the first year the enterprises become profitable and has accumulated profits and a 50% income tax reduction for the subsequent three years. New-Tailun and Catch-Luck were approved as wholly foreign-owned enterprises in 2006 and are entitled to the income tax exemptions in 2006 and 2007. In 2007, no income tax was recorded by New-Tailun and Catch-Luck as these entities were entitled to full exemption from income tax. Starting from 2008 to 2010, New-Tailun and Catch-Luck are entitled to a 50% reduction of the income tax rate of 25%. Therefore these two subsidiaries are taxed at 12.5% for the years of 2008, 2009 and 2010.

La Go Go was established on January 24, 2008, its income tax rate is 25%.

Provision for income tax for the three months ended March 31, 2008 and 2007 amounted to $283,838 and $75,694, respectively.

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended March 31, 2008 and 2007:

	2008	2007
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	33.0
China income tax exemption	(5.9)	(27.2)
Effective income tax rate	19.1%	5.8%

Ever-Glory International Group Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes the periods ended March 31, 2008 and 2007. The net operating loss carry forwards for United States income taxes amounted to $911,709 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2028. Management believes that the realization of the benefits from these losses appears uncertain due to Ever-Glory’ limited operating history and continuing losses for United States income tax purposes. Accordingly, Ever-Glory has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance at March 31, 2008 was $911,709. Management will review this valuation allowance periodically and make adjustments as warranted.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 (UNAUDITED)

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

VAT on sales and VAT on purchases amounted to $17,324,072 and $14,702,018 for the periods ended March 31, 2008 and $14,697,506 and $12,868,314 for the period ended March 31, 2007, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent because the VAT taxes are not impacted by the income tax holiday.

NOTE 12 - EARNINGS PER SHARE

As discussed in Note 2, all share and per share amounts used in the Company’s financial statements and notes thereto have been retroactively restated to reflect the 10-for-1 reverse stock split, which occurred on November 20, 2007.

The following demonstrates the calculation for earnings per share for the three months ended March 31:

	2008	2007
Net income	$1,197,293	$1,237,742
Add: interest expense related to convertible notes	26,842	-
Adjusted net income for calculating EPS-diluted	$1,224,135	$1,237,742

Weighted average number of common stock – Basic	11,449,682	5,080,609
Effect of dilutive securities:
Convertible notes	754,681	-
Series A Convertible preferred stock	-	5,991,499
Weighted average number of common stock – Diluted	12,204,363	11,072,008

Earnings per share - basic	$0.10	$0.24
Earnings per share -diluted	$0.10	$0.11

As of March 31, 2008, the Company included all shares issuable upon conversion of the convertible notes of $1,660,300 outstanding in diluted earnings per share. The warrants outstanding to purchase 981,819 shares of the Company’s common stock were not included in the calculation of diluted earnings per share because the exercise price of $3.20 was higher than the average trading price of $3.06 for the three months ended March 31, 2008, making these warrants anti-dilutive. There were no options or warrants outstanding at March 31, 2007.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 (UNAUDITED)

NOTE 13 - STOCKHOLDERS’ EQUITY

Authorized Shares of Common Stock

On August 10, 2006, holders of a majority of the capital stock of the Company approved an amendment to the Company’s Articles of Incorporation, to increase the number of authorized shares of common stock from 100,000,000 to 500,000,000. On October 3, 2007, the Company filed a Certificate of Amendment to the Articles of Incorporation to effect the amendment. Further in November, a 10-to-1 reverse stock split became effective. The 10-to-1 reverse stock split reduced both the number of outstanding shares and the number of authorized shares of common stock to 1/10th of the amount immediately prior to the reverse stock split. As of March 31, 2008, the authorized number of common shares was 50,000,000 with a par value of $0.001 per share.

Series A Convertible Preferred stock

On October 3, 2007, effective upon the filing of an amendment to its Articles of Incorporation, 789 shares of the Company’s Series A Preferred Stock were automatically converted into 59,914,988 shares, or 5,991,080 shares after the 10-for-1 reverse split, of common stock of the Company. There was no outstanding series A convertible preferred stock at March 31, 2008.

Stock issued for acquisitions under common control

In September 2007, the Company issued 2,083,333 shares of restricted common stock at a market price of $4.80 per share totaling $10,000,000 as part of the consideration to a related company in the acquisition of New-Tailun.

In September 2007, the Company issued 1,307,693 shares of restricted common stock at a market price of $2.6 per share totaling $3,400,000 as part of the consideration to a related company in the acquisition of Catch-Luck

Reverse stock split

On November 20, 2007, the Company amended its Articles of Incorporation as filed with the Department of State of the State of Florida to effect a 10-to-1 reverse stock split which decreased the number of authorized shares of common stock from 500,000,000 to 50,000,000 and reduced the number of outstanding shares from approximately 113 million to 11.3 million shares.

As of March 31, 2008, the post-split outstanding shares of common stock totaled 11,547,110.

As a result of the reverse split of the Company’s common stock, the conversion price of the convertible notes was changed from $0.22 to $2.20 per share. The exercise price of the warrants issued in connection with the convertible notes was also changed from $0.32 to $3.20 per share.

Conversion of convertible notes to common stock

On January 16, 2008, January 22, 2008 and February 6, 2008, the Company issued 12,478 shares of common stock to pay fourth quarter interest of 2007 to six investors in connection with the senior convertible notes dated August 2, 2007.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 (UNAUDITED)

On February 6, 2008 and February 25, 2008, the Company issued 50,083 and 64,013 unrestricted shares, respectively, of the Company’s common stock to Whalehaven Capital Fund Limited in connection with the partial conversion of the Convertible Notes issued on August 2, 2007.

On March 20, 2008 and March 25, 2008, the Company issued 31,325 and 9,902 unrestricted shares, respectively, of the Company’s common stock to Alpha Capital Anstalt in connection with the partial conversion of the Convertible Notes issued on August 2, 2007.

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

As of March 31, 2008 and December 31, 2007, the Company recorded $3,437,379 and $3,437,379, respectively, in the statutory reserve.

NOTE 14 - RELATED PARTY TRANSACTIONS

Mr. Kang Yihua is the Company’s chairman and chief executive officer. The Company purchased materials, sub-contracted certain manufacturing work, and sold products to companies under the control of Mr. Kang Yihua. All related party outstanding balances are short tem in nature and are expected to be settled in cash.

Sales and Cost of Sales to Related Parties

For the three months ended March 31, 2008, the Company recognized sales of $425,102 to Nanjing High-Tech Knitting & Weaving Technology Development Co., Ltd, a company controlled by Ever-Glory Enterprises (HK) Ltd. The related cost of sales was $402,748 for the three months ended March 31, 2008.

For the three months ended March 31, 2007, the Company recognized sales of $46,828 to Nanjing High-Tech Knitting & Weaving Technology Development Co., Ltd, a company controlled by Ever-Glory Enterprises (HK) Ltd. The related cost of sales was $44,874 for the three months ended March 31, 2007.

Purchases from and Sub-contracts with Related Parties

For the three months ended March 31, 2008 and 2007, the Company purchased raw materials of $670,545 and $182,255, respectively, from Nanjing High-Tech Knitting & Weaving Technology Development Co., Ltd., a company controlled by Ever-Glory Enterprises (HK) Ltd.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 (UNAUDITED)

In addition, the Company sub-contracted certain manufacturing work valued at $12,418 and $0 for the three months ended March 31, 2008 and 2007, respectively, to Nanjing High-Tech Knitting & Weaving Technology Development Co., Ltd., a company controlled by Ever-Glory Enterprises (HK) Ltd.

The Company provided raw materials to the sub-contractors who charged the Company a fixed labor charge for the sub-contracting work.

Accounts receivable – related parties

As of March 31, 2008 and 2007, accounts receivable from entities controlled by the Company’s CEO amounted to $0 and $158,235 for products sold and sub-contracting services provided. Account receivables – related parties were as follows:

Receivable from	March 31, 2008	December 31, 2007
Ever-Glory Enterprises (Chuzhou) Co., Ltd.	$-	$12,052
Nanjing High-Tech Knitting & Weaving Technology Development Co., Ltd.	-	146,183
Jiangsu Ever-Glory International Group Corp.	-	-
Total accounts receivable – related parties	$-	$158,235

Advance on inventory purchase – related party

As of March 31, 2008, the company advanced funds to purchase raw material inventory from Jiangsu Ever-Glory International Group Corp., a company controlled by the Company’s CEO, Kang Yihua before December 31, 2007, in amount of $2,872,189. Interest is charged at 0.5% per month according to the balance at the end of each month. Interest income earned for the three months ended March 31, 2008 was $30,267.

Accounts payable – related parties

The Company purchases raw material from and subcontracts some of its productions to related parties. As of March 31, 2008 and December 31, 2007, the Company owed $0 and $245,589 to Kunshan Enjin Fashion Co., Ltd. which is controlled by the Company’s CEO before December 31, 2007.

Other payables – related parties

As of March 31, 2008 and December 31, 2007, amounts due to Ever-Glory Enterprises (HK) Ltd. were $980,392 and $650,000.

For the amount of $980,392 due to Ever-Glory Hong Kong Limited as of March 31, 2008, $600,000 was due for the purchase of Catch-Luck while $380,392 was due for our going public fees paid by Ever-Glory Enterprises (HK) Ltd.

For the amount of $650,000 due to Ever-Glory Hong Kong Limited as of December 31, 2007, $600,000 was due for the purchase of Catch-Luck while $50,000 was due for our going public fees paid by Ever-Glory Hong Kong Limited.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 (UNAUDITED)

Long term liability – related party

As of March 31, 2008 and December 31, 2007 the Company owed $4,534,100 and $4,474,985, respectively to Blue Power (Hong Kong) Holding Inc., a company controlled by the Company’s CEO, for various advances received. Interest is charged at 6% per annum on the amounts due. The loans are due between July 2010 and April 2011. For the three months ended March 31, 2008 and 2007, the Company accrued interest expense of $59,116 and $58,695, respectively. The accrued interest is included in the carrying amount of the loan in the accompanying balance sheets.

Lease from a related party

The Company leased factory and office spaces from Jiangsu Ever-Glory International Group Corp., an entity controlled by the Company’s CEO. See Note 15.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Capital commitment

According to the Articles of Association of Goldenway, Goldenway had to fulfill registered capital requirements of $17,487,894 within three years from February 2, 2005. As of March 31, 2008, the Company had fulfilled $3,630,000 of its registered capital requirements and had a registered capital commitment of $13,857,894 payable by February 1, 2008. In March 2008, the Company obtained the approval from the government granting the extension to make the required capital contribution until July 25, 2008.

Operating lease commitment

The Company leases factory and office space from Jiangsu Ever-Glory International Group Corp. under an operating lease which expires on March 31, 2008 at an annual rental of $26,256 and an operating lease which expires on December 31, 2009 at an annual rental of $48,920. Accordingly, for the periods ended March 31, 2008 and 2007, the Company recognized rental expense in amount of $12,230 and $6,564, respectively. The outstanding commitments of this non-cancelable lease were $85,610 as of March 31, 2008.

Contingent shares to be issued

Pursuant to the terms of the purchase agreement on acquisition of Catch-Luck, the Company will issue additional common shares to the original shareholder as follows:

o
At the end of the first full fiscal year ending December 31, 2008 in which Catch-Luck generates gross revenues of at least $19,000,000 and net profit of $1,500,000, Perfect Dream will issue 1,153,846 shares of the Company’s restricted common stock having a value of $3,000,000; and

o
At the end of the next full fiscal year ending December 31, 2009 in which Catch-Luck generates gross revenues of at least $19,000,000 and net profit of $1,500,000, Perfect Dream will issue 1,153,846 shares of the Company’s restricted common stock having a value of $3,000,000.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 (UNAUDITED)

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

NOTE 16 - CONCENTRATIONS AND RISKS

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China and Hong Kong. Total cash deposited with these banks at March 31, 2008 and December 31, 2007 amounted to $2,135,635 and $625,947, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company principally relied on two customers for its revenue during 2008 and 2007, details of which are as follows:

	Customer A	Customer B
During
2008	31%	18%
2007	42%	11%

During the three months ended March 31, 2008, one supplier represented 13% of the Company’s raw material purchases. The Company did not rely on any one supplier for more than 10% of its overall supply purchases during the year 2007.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 (UNAUDITED)

The following is geographic information of the Company’s revenue for the three months ended March 31:

	2008	2007

The People’s republic of China	$1,794,587	$921,115
Europe	12,974,613	10,624,733
Japan	2,499,972	1,949,904
United states	2,357,838	2,929,647
The People’s republic of China – La Go Go	120,198	-
Total	$19,747,208	$16,425,399

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the economy in the regions where the Company’s customers are located. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

NOTE 17 - SUBSEQUENT EVENTS

On March 28, 2008, the Company filed an application to list its common stock on the American Stock Exchange (AMEX). The Company’s application is currently under review.

On April 3, 2008, Goldenway’s new subisidary, La Go Go, obtained the new registration certificate approving its business operations in the PRC.

In April 2008, the Company issued a total of 200,206 shares of common stock upon conversion of the convertible notes and exercise of the warrants issued in August 2007.

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

We manufacture apparel for men, women, and children for primarily middle to high-grade well-known casual wear, sportswear, and outerwear brands and for a variety of companies. Most of our products are exported to Japan, Europe, and the United States. Our customers include large retailers and well-known brands. We manufacture our apparel products in China, including from our three factories located in the Nanjing Jiangning Economic and Technological Development Zone and Shang Fang town respectively in Nanjing, China. We conduct our operations through three wholly-owned subsidiaries in China: Goldenway Nanjing Garments Company Limited (“Goldenway”), Nanjing New-Tailun Garments Company Limited (PRC) (“New Tailun”), and Nanjing Catch-Luck Garments Co., Ltd. (“Catch-Luck”).

On January 9, 2008, we entered into a joint venture with Shanghai La Chapelle Garment and Accessories Company Limited, to establish a new brand of ladies’ garments and to develop a retail and wholesale distribution channel for the mainland Chinese market. Our new brand, jointly owned with La Chapelle, is referred to as “LA GO GO,” and the joint venture is operated under a newly formed entity called Shanghai LA GO GO Fashion Company Limited (“La Go Go”) which was formed on January 24, 2008.

Although we have our own manufacturing capacity, we currently outsource most of our manufacturing to our strategic contractors as a part of our overall sourcing strategy. Outsourcing much of the manufacturing work allows us to maximize production flexibility while managing capital expenditures and costs of maintaining what would otherwise be a massive workforce. Outsourcing also allows us to control costs, as our contract manufacturers are based in regions which continue to benefit from low-cost skilled labor. Our contract manufacturers’ factories are mainly located in cities in the Anhui province such as ChuZhou, TongLing and WuHu, or north of Jiangsu province such as JinTan, DanYang and TaiZhou. We inspect products manufactured by our contractors to ensure that they meet our rigorous quality standards. See “Production and Quality Control.” While our three factories have a current production capacity of approximately 3 million garments per year, our contract manufacturers have a total combined capacity of approximately 9 million garments per year.

During the three months ended March 31, 2008, the majority of our sales was from our manufacturing operation, with approximately 65.7% of our revenues coming from customers in Europe, 11.94% from customers in the United States, 12.66% from customers in Japan, 9.09% from customers in China and 0.61% from our new retail business. During the three months ended March 31, 2007, approximately 64.68% of our revenues came from customers in European countries, 11.87% from customers in Japan, 17.84% from customers in the United States, and 5.61% from customers in China. Management believes that the Company currently maintains good relationships with its customers.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. We also purchase finished goods from other contract manufacturers. In the three months ended March 31, 2008 and 2007, we relied on one supplier exceeding 10% of our purchases. Purchases from our single largest supplier accounted for 13% and 12.5% of our total purchase respectively. In the three months ended 2008 and 2007, purchases from our five largest suppliers accounted for 31% and 30% of our total purchases respectively. We have not experienced difficulty in obtaining raw materials and supplies necessary to operate our business, and management believes that the Company currently maintains good relationship with its suppliers.

In 2008, we operated three factories in the Nanjing Jiangning Economic and Technological Development Zone and in Shangfang Town in the Jiangning District in Nanjing, China. Our three factories employ over 1,800 people. We consider our relations with our employees to be satisfactory.

Our joint venture, La Go Go, currently employs approximately 70 employees in 18 cities in China. These employees manage the day to day retail operations of La Go Go. As of April 3, 2008, La Go Go had 40 retail locations in 18 cities.

On April 7, 2006, we completed the process of acquiring a fifty-year land use right on 112,442 square meters of land in the Nanjing Jiangning Economic and Technological Development Zone. The land contains an existing facility of 26,629 square meters, which includes manufacturing and office space. By the end of 2006, we completed the construction of the new office building and adjoining factory. We consolidated our operation into our new headquarters and manufacturing facility in January 2007. The new manufacturing facility occupies an area of 10,000 square meters and is equipped with state-of-the-art equipment. The new land and its completed buildings were pledged as collateral to secure our obligations under a two year bank loan in the original principal amount of $7 million (50,000,000 RMB) from Nanjing Bank maturing August 2008.

In 2008, all Chinese manufacturers of certain garments were subject to aggregate export quotas, or limitations, to the United States. Although certain of our apparel products fall within the categories subject to the quotas with respect to exports to the United States, the Chinese government allocated a portion of the aggregate export quota to us based upon the amount of product that we exported in the prior year. Management believes that the imposition of such quotas did not have a material negative effect on our net sales and our net margin. See Results of Operations below. As a result of our prior export performance, we were awarded a sufficient portion of the export quotas to enable us to increase our sales to customers in the United States despite the export quotas. We believe that our customer mix and our ability to adjust the types of apparel it manufactures will mitigate our exposure to such trade restrictions in the future.

Our four operating subsidiaries, all of which are incorporated in the PRC, are governed by PRC income tax laws and are subject to the PRC enterprise income tax. Each of our consolidating entities files its own separate tax return, and we do not file a consolidated tax return. In 2007, Goldenway enjoyed a 50% reduction in its income tax as a foreign invested enterprise that exports over 70% of its output, and was entitled a lowered income tax rate of 12%. In 2008, the income tax rate for Goldenway was 25%. New-Tailun and Catch-Luck were entitled to two years of income tax exemptions effective for the 2006 and 2007 tax years, and for the three years thereafter (2008, 2009 and 2010), and based on current income tax laws these entities will be entitled to a 50% reduction in enterprise income tax rate of 25%, or 12.5%. Our joint venture La Go Go was established on January 24, 2008, its current income tax rate is 25%. All of our income, and the income tax we pay, is related to our operations in China.

Private Placement Financing

On August 2, 2007, we completed a $2 million private placement involving the issuance of our secured convertible notes and warrants pursuant to subscription agreements (“Subscription Agreements”) with six accredited investors. This private placement financing closed on August 6, 2007. Under the terms of the financing, we issued and sold two-year secured convertible notes in the principal amount of $2,000,000 to investors, secured by all of the assets of Ever-Glory excluding its subsidiaries. As of March 31, 2008, the note holders converted $339,700 of principal plus accrued interest of $2,006 to 155,323 shares of common stock of the Company.

Recent Events

Strategic Investment in La Chapelle

On January 9, 2008, our subsidiary, Goldenway Nanjing Garment Company Limited (“Goldenway”), a PRC company entered into a Capital Contribution Agreement (“Capital Contribution Agreement”) with Shanghai La Chapelle Garment and Accessories Company Limited (“La Chapelle”), a Shanghai-based garment maker, and several shareholders of La Chapelle. Under the terms of the Capital Contribution Agreement, Goldenway agreed to invest RMB 10 million (approximately USD $1.43 million) in La Chapelle for a 10% stake in La Chapelle.

Joint Venture with Shanghai La Chapelle Garment and Accessories Company

On January 9, 2008, concurrently with Goldenway’s investment, Goldenway entered into a Joint Venture Establishment Agreement with Shanghai La Chapelle Garment and Accessories Company Limited, to form a joint venture to develop, promote and market our new line of women’s wear in China referred to as “LA GO GO.” The joint venture is in the form of a jointly owned PRC-based company registered as “Shanghai LA GO GO Fashion Company Limited.” Goldenway initially invested RMB 6 million (USD $0.8 million) for a 60% stake in the joint venture. La Chapelle currently holds the other 40% stake. The joint venture is consolidated into the Company’s financial statements, while the 40% stake is classified as a minority interest. On April 3, 2008, La Go Go received a new business registration certificate, entitling it to conduct operations in the PRC.

The business objective of the joint venture is to establish a leading brand of ladies’ garments and to build a retail and wholesale distribution network for the mainland Chinese market. The joint venture plans to build a minimum of 80 retail stores in Shanghai, Chengdu, Nanjing, Suzhou, Beijing, and Tianjin to exclusively carry and sell the LA GO GO line of clothing, a retail brand owned by the joint venture.

As of April 30, 2008, La Go Go had opened 40 retail store locations in 18 cities. These stores recently began operating and generating sales revenue. The roll-out of these retail locations began in mid-March of 2008. La Go Go generated $120,198 in revenue and $84,124 in gross profit from this new business segment during the quarter ended March 31, 2008. The Company invested an average of approximately $14,300 (100,000 RMB) per store in startup costs, which primarily involve build-out and decoration of each retail store interior. We lease retail space from various different building owners in malls and storefront buildings. The average floor space for store is approximately 80 square meters. At the present time, approximately 10% of the products sold through these retail stores are supplied by us, with an additional 90% supplied by contract manufacturers. We typically furnish raw materials to these contract manufacturers to make our finished products, and we pay the manufacturers a fixed labor charge for the manufacturing work.

Other Events

On March 28, 2008, the Company filed an application to list its common stock on the American Stock Exchange (AMEX). The Company’s application is currently under review.

On April 3, 2008, Goldenway’s new subsidiary, La Go Go, obtained the new registration certificate approving its business operations in the PRC.

In April 2008, the Company issued a total of 200,206 shares of common stock upon conversion of the convertible notes and exercise of the warrants issued in August 2007.

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

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2008 and 2007 include the allowance for the useful life of property and equipment.

Inventories, consisting of raw materials and finished goods related to our products are stated at the lower of cost or market utilizing the specific identification method.

We recognize revenue in compliance with Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized upon delivery to our customers for local sales and upon shipment of the products for export sales, at which time title passes to the customer, a formal arrangement exists, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured.

We recognize revenue upon delivery to our customers for local sales and upon shipment of the products for export sales, at which time title passes to the customer.

Details regarding our use of these policies and the related estimates are described in the accompanying financial statements for the three months ended March 31, 2008. During the three months ended March 31, 2008, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, FASB issued Statement 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principle market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company adopted SFAS 157 as of January 1, 2008 and the adoption did not have a material impact on the Company’s results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The SFAS 159 became effective for us on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations, comparing the three months ended March 31, 2008 and 2007.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The following table summarizes our results of operations. The table and the discussion below should be read in conjunction with the unaudited financial statements and the notes thereto appearing elsewhere in this report.

Results of Operations

	Three Months Ended March 31
	2008		2007		Increase/Decrease	% Change
Sales	$19,747,208	100.00%	$16,425,399	100.00%	$3,321,809	20.22%
Gross Profit	$3,721,036	18.84%	$2,392,686	14.57%	$1,328,350	55.52%
Operating Expense	$1,499,015	7.59%	$948,786	5.78%	$550,229	57.99%
Income From Operations	$2,222,019	11.25%	$1,443,900	8.79%	$778,119	53.89%
Other Expenses	$737,021	3.73%	$130,464	0.79%	$606,557	464.92%
Income before income tax expenses	$1,485,000	7.52%	$1,313,436	8.00%	$171,564	13.06%
Income tax expenses	$283,838	1.44%	$75,694	0.46%	$208,144	274.98%
Net Income	$1,197,293	6.06%	$1,237,742	7.54%	$(40,449)	-3.27%

Sales

 The following table sets forth a breakdown of our total sales revenue, by region, for the periods indicated:

	Three Months Ended March 31,
	2008			2007
	$	% of Sales	Growth in Q1 2008 compared with Q1 2007	$	% of Sales
Sales - In-house and Contract Manufacturing
Europe	12,974,613	65.70%	22.12%	10,624,733	64.68%
US	2,357,838	11.94%	-19.52%	2,929,647	17.84%
Japan	2,499,972	12.66%	28.21%	1,949,904	11.87%
China	1,794,587	9.09%	94.83%	921,115	5.61%
Sales - Domestic Branded Retail
Retail	120,198	0.61%	-	-	-
Total sales	19,747,208	100.0%	20.22%	16,425,399	100.0%

We generate revenues primarily from in-house and contract manufacturing of garments mainly for the export markets. In 2008, we have also entered into the domestic retail market focusing on our own branded garments, reflected in the above table as “domestic branded retail sales.” Sales results discussed below refer to sales from our manufacturing operations unless otherwise stated.

Sales for the three months ended March 31, 2008 were $19,747,208, an increase of 20.22% from $16,425,399 for the same period in 2007. We generated revenues primarily from the production and the sale of garments to overseas as well as domestic Chinese markets. The increase in our sales was primarily attributable to an overall increase in order volume from customers in Europe, Japan and the PRC. Management believes that satisfying our customers with regard to quality and workmanship of the products we produced, and by providing quality customer service, we earned repeat business from our existing customers.

Sales to customers in Europe accounted for 65.70% of our revenue in the first quarter of 2008, with sales to these customers grew by 22.12% as compared to the first quarter of last year. This growth in sales was primarily due to a significant increase in order volume from a major customer in France in the first quarter of 2008.

Sales to customers in the U.S. accounted for 11.94% of our revenue in the first quarter of 2008, with sales to these customers decreasing by 19.52% as compared to the same period in the prior year. The decrease in our sales was primarily due to a decrease in order volume from one large customer in the U.S. Due to a combination of factors, including higher cost of raw materials, we increased our prices in the first quarter of 2008. Faced with higher prices, and because of the customer’s focus on retailing low-priced mass market items, the said customer reduced the volume of orders from us. We experienced no decrease in orders from any other U.S. customers.

Sales to customers in Japan accounted for 12.66% of our revenue in the first quarter of 2008, with sales to these customers increasing by 28.21% as compared to the same period in the prior year. Growth in sales to these customers was primarily due to an increase in order volume from our largest customer in Japan. In addition, we added several new Japanese customers in the first quarter of 2008, who are expected to contribute to our sales revenue over time.

Sales to customers in the Chinese market accounted for 9.09% of our revenue in the first quarter of 2008. Sales to Chinese customers grew by 94.83% as compared to the same period last year. This growth was primarily due to the increase of order volume from our customer in Hong Kong.

Sales from our new retail operations through our newly established joint venture (described above as “domestic branded garment retail sales”) accounted for 0.61% of our revenue in the first quarter of 2008. Our joint venture, Shanghai LA GO GO Fashion Company Limited (“La Go Go”), was formed on January 24, 2008. The business objective of the joint venture is to establish and create a new brand of ladies’ garments for the mainland Chinese market. On April 3, 2008, La Go Go obtained a new registration certificate, confirming its status as a valid business operation in the PRC. As of April 30, 2008, La Go Go had 40 retail stores in 18 cities in China. La Go Go plans to open 80-100 stores, with an average store size of 80 square meters, in China during 2008. Management projects that average revenue per store will be approximately $4,000 - $7,000 per month (which translates to approximately 30,000 to 50,000 RMB per month), by the end of this year.

Below is a breakdown of our total revenues generated from related-party and unrelated-party during the periods indicated:

	Three Months Ended March 31,					%
	2008		2007		Increase	Change
Net sales to related parties	$425,102	2.15%	$46,828	0.29%	$378,274	807.79%
Net sales to third parties	$19,322,106	97.85%	$16,378,571	99.71%	$2,943,535	17.97%
Total	$19,747,208	100.00%	$16,425,399	100.00%	$3,321,809	20.22%

Net sales to related parties accounted for 2.15% of our total sales in the first three months of 2008, an increase from 0.29% in 2007. The increase was mainly attributable to an increase in new orders from our related party, who operates in the Chinese domestic market. Management expects sales to related parties will continue to constitute a small portion of our total sales.

Cost of Sales and Gross Margin

The following table sets forth the components of our cost of sales and gross profit both in amount and as a percentage of total net sales for the periods indicated.

	Three Months Ended March 31,					%
	2008		2007		Change	Change
Total Net Sales	$19,747,208	100.00%	$16,425,399	100.00%	$3,321,809	20.22%
Raw materials	$9,611,327	48.67%	$7,126,587	43.39%	$2,484,740	34.87%
Labor	$604,412	3.06%	$978,740	5.96%	$-374,328	-38.25%
Outsource Production Costs	$5,482,624	27.76%	$5,487,249	33.41%	$-4,625	0.08%
Other and Overhead	$291,735	1.48%	$440,137	2.68%	$-148,402	-33.72%
Retail – purchase of finished garments from other factories	$36,074	0.18%	-	-	-	-
Total Cost of Sales	$16,026,172	81.16%	$14,032,713	85.43%	$1,993,458	14.21%
Gross Profit	$3,721,036	18.84%	$2,392,686	14.57%	$1,328,349	55.52%

Raw material costs were $9.6 million in the first quarter of 2008, up from $7.1 million in the same period of 2007, representing in increase of 34.87%. Raw material costs were 48.67% of our total net sales in the first three months of 2008, compared to 43.39% in the same period last year. The increase in the dollar amount of raw material costs was due to an increase in order volume in the first quarter as compared with the same period last year. The increase in raw material costs as a percentage of sales was mainly due to increases in the per-unit prices of raw materials such as fabric, accessories (buttons, zippers, etc.) hangers, labels and packaging materials. We generally seek to manage raw material price increases using volume purchasing strategies in order to achieve volume discounts for materials wherever possible. In the first quarter of 2008 we were able to offset some of the effect of raw material price increases using this strategy.

Labor costs accounted for 3.06% of our total net sales in the first three months of 2008, down from 5.96% from the same period last year. This decrease was mainly due to a workforce reduction by our Goldenway subsidiary. In the first quarter of 2008, Goldenway continued to increase the amount of outsourcing to independent contract manufacturers, and reduced its workforce in order to reduce direct labor costs.

Outsource production costs accounted for 27.76% of our total net sales in the first three months of 2008, a slight decrease from the prior year. These costs, as a percentage of our total net sales, decreased from 33.41% of total net sales in the first three months of 2007 to 27.76% of total net sales in the same period of 2008. These costs decreased because the Company was able to obtain favorable pricing from outside garment manufacturers to whom we outsource production, during the first quarter of 2008. Specifically, we established relationships with factories located in cities and provinces where lower-cost skilled labor is available, thereby achieving cost savings.

Overhead and other expenses accounted for 1.48% of our total net sales in the first three months of 2008, compared to 2.68% of total net sales for the same period in 2007. This decrease was mainly due to a workforce reduction by our Goldenway subsidiary.

Total cost of sales for the three months of 2008 was $16,026,172, an increase of 14.21% from $14,032,713 in the first three months of 2007. As a percentage of total net sales, our cost of sales decreased to approximately 81.16% of total net sales for the first quarter of 2008, compared to approximately 85.43% of total net sales for the same period in 2007. Consequently, gross margin as a percentage of revenues increased to approximately 18.84% for the first quarter of 2008 from approximately 14.57% for the first quarter of 2007. The 4.27% increase in gross margin was attributable to our focus on producing and selling higher-margin (such as ladies garments) and higher quality products, as we began moving from mass market products to higher-quality upper market products, and launched higher margin women’s wear products. Gross margin also increased as a result of favorable pricing that we have been able to achieve from our contract manufacturers. These factors helped to increase our gross margin in the first quarter of 2008, despite higher raw material prices.

The following table sets forth our total net sales, cost of sales, gross profit and gross margin of the geographic market segments for the periods indicated.

	2008				2007
	Net Sales	Cost of sales	Gross profit	Gross margin	Net Sales	Cost of sales	Gross profit	Gross margin
Cost of Sales - Manufacturing
Europe	12,974,613	10,575,358	2,399,255	18.49%	10,624,733	8,931,070	1,693,663	15.94%
US	2,357,838	1,947,644	410,194	17.40%	2,929,647	2,662,669	266,978	9.11%
Japan	2,499,972	2,112,172	387,800	15.51%	1,949,904	1,710,191	239,713	12.29%
China	1,794,587	1,354,924	439,663	24.50%	921,115	728,783	192,332	20.88%
Cost of Sales - Domestic Branded Retail
Retail	120,198	36,074	84,124	69.99%	-	-	-	-
Total	19,747,208	16,026,172	3,721,036	18.84%	16,425,399	14,032,713	2,392,686	14.57%

As shown in the table above, our gross margin improved across all markets. Notably, for the U.S. market, gross margin jumped from 9.11% to 17.40%, and management attributes this to a clear focus in the first quarter of 2008 on higher-end customers and products, and a move away from low-priced mass market items and retailer customers who specialize in the lower end of the retail market.

Selling, and General and Administrative Expenses

	For the Three Months Ended March 31,
	2008		2007
	$	% of Total Net Sales	$	% of Total Net Sales	Change	% Change
Gross Profit	$3,721,036	18.84%	$2,392,686	14.57%	$1,328,350	55.52%
Operating Expenses:
Selling Expenses	277,528	1.41%	175,898	1.07%	$101,630	57.78%
General and Administrative Expenses	1,221,487	6.19%	772,888	4.71%	$448,599	58.04%
Total	1,499,015	7.59%	948,786	5.78%	$550,229	57.99%
Income from Operations	2,222,021	11.25%	1,443,900	8.79%	$778,121	53.89%

Selling expenses increased by 57.78% from $175,898 in the first quarter of 2007 to $277,528 in the first quarter of 2008. This was due to the increased travel expenses associated with greater sales activity. The Company also incurred $58,126 in selling expenses through La Go Go in the first quarter of 2008 which it did not incur previously.

General and administrative expenses increased by 58.04% from $772,888 in the first quarter of 2007 to $1,221,488 in the first quarter of 2008. As a percentage of net sales, general and administrative expenses increased from 4.71% of net sales in the first quarter of 2007 to 6.19% of net sales in the first quarter of 2008. The increases were primarily due to increases in payroll expenses during the three months as a result of the hiring of new management staff to handle our business expansion. In addition, the increases were partially due to higher depreciation and amortization on office facilities and expenditures on office equipment. Finally, part of the increases in general and administrative expenses were attributable to an increase in investor relations related expenses incurred by our parent company in the U.S.

Income from Operations

Income from operations increased by 53.89% from $1,443,900 in the three months of 2007 to $2,222,021 in the first three months of 2008 as we gained new customers and new orders, and effectively managed our costs during this period.

Interest Expenses

	Three Months Ended March 31,
	2008	2007	Change	% Change
Bank Loans	$68,857	$73,595	$-4,738	-6.44%
Related party	$59,116	$58,695	$421	0.72%
Convertible notes interest	$26,842	$-	$26,842	n/a
Convertible notes – non-cash expense	$423,013	$-	$423,013	-
Total	$577,828	$132,290	$445,538	336.79%

Interest expense was $577,828 in the first quarter of 2008 compared to $132,290 in the first quarter of 2007. This increase was mainly due to $423,013 in “non-cash” expenses resulting from the conversion of the convertible notes that we issued in August 2007. These convertible notes were converted by their holders into common stock valued in the aggregate of $423,013, and accordingly, we recorded this amount as a non-cash expense. In addition, we incurred interest, which we paid in cash, on the convertible notes in the amount of $26,842.

Other expenses

Other expenses increased $191,083 from $84 in the first three months of 2007 to $191,167 in the first three months of 2008. This increase was mainly due to the foreign exchange loss. As a result of the change in the exchange rate between the U.S. dollar, which was approximately 7.30 RMB to one U.S. dollar at the end of 2007, to 7.00 RMB for each U.S. dollar at March 31, 2007, we incurred a foreign exchange loss.

Income Tax Expenses

Income tax expense for the three months ended 2008 and 2007 amounted to $283,838 and $75,694, respectively, and our effective income tax rates were 19.11% and 5.76% during 2008 and 2007 respectively while Goldenway’s tax holidays expired and Catch-Luck and New-Tailun are subject to higher preferential tax rates in the first quarter of 2008.

Our PRC subsidiaries were subject to various preferential tax policies and were subject to the following income tax rates in the periods indicated:

	2008	2007
Goldenway	25.0%	12.0%
Catch-Luck	12.5%	0%
New-Tailun	12.5%	0%
La Go Go	25.0%	-

Goldenway was incorporated in the PRC and is subject to PRC income tax laws and regulations. Goldenway is subject to an income tax rate of 25%.

New-Tailun and Catch-Luck were incorporated in the PRC and are subject to PRC income tax laws and regulations. According to the relevant laws and regulations in the PRC, enterprises with foreign investment in the PRC are entitled to full exemption from income tax for two years beginning from the first year the enterprises become profitable and has accumulated profits and a 50% income tax reduction for the subsequent three years. New-Tailun and Catch-Luck were approved as a wholly foreign-owned enterprise in 2006 and are each entitled to 100% income tax exemptions in 2006 and 2007. For the three years following this period, these companies are entitled to a 50% partial tax exemption. As of March 31, 2008, the income tax rate for New-Tailun and Catch-Luck is 12.5%.

La Go Go was established on January 24, 2008, and its income tax rate is 25%.

Ever-Glory International Group Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes through March 31, 2008. The net operating loss carry forwards for United States income taxes may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2028. Management believes that the realization of the benefits from these losses appears uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we have provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

Net Income

Net income for the first three months ended March 31, 2008 was $1,197,293, a decrease of $40,449 or 3.27% from $1,237,742 compared to the same period in 2007. This decrease was mainly attributable to the “non-cash” interest expense of $423,013 we paid due to the conversion by our convertible note holders of their notes into common stock, from the foreign exchange loss and from increased income tax expense.

Minority Interest in La Go Go

On January 9, 2008, concurrently with Goldenway’s investment in La Chapelle, Goldenway entered into an Agreement with Shanghai La Chapelle Garment and Accessories Company Limited, to form a joint venture to develop, promote and market a new line of women's wear in China. Goldenway agreed to invest approximately $826,200 (RMB 6 Million) in cash, and the joint venture partner La Chapelle agreed to invest approximately $553,040 (RMB 4 Million) in cash, for 60% and 40% stake in the joint venture. As of March 31, 2008, Goldenway and La Chapelle had fully contributed the agreed amounts as capital to La Go Go. As a result, through Goldenway, the Company has majority ownership and management control in La Go Go. In accordance with the US GAAP, the financial position and operating results of La Go Go are included in the consolidated financial statements of the Company. The 40% interest of La Go Go owned by La Chapelle is classified and presented as a “minority interest.” As of March 31, 2008, the minority interest amounted to $556,993.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, we had cash and cash equivalents of $2,144,669, other current assets of $16,740,798 and current liabilities of $7,825,762. We presently finance our operations primarily from the cash flow from our operations, and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs. If we require additional capital to expand or enhance our existing facilities, we will consider debt or equity offerings or institutional borrowing as potential means of financing.

Net cash provided by operating activities in the first quarter of 2008 was $4,315,492 compared with net cash provided by operating activities of $1,112,693 in the same period of 2007. This increase was mainly attributable to greater cash receipts from our customers.

Net cash used in investing activities was approximately $1,481,656 for the first quarter of 2008, compared with $1,126,622 during the same period in 2007. On January 9, 2008, Goldenway entered into a Capital Contribution Agreement (“Capital Contribution Agreement”) with Shanghai La Chapelle Garment and Accessories Company Limited (“La Chapelle”), a Shanghai-based garment maker, and several shareholders of La Chapelle. Pursuant to the terms of the Capital Contribution Agreement, Goldenway invested $1,428,000 in cash (RMB 10 million) in La Chapelle for a 10% stake in La Chapelle.

Net cash used in financing activities was $1,484,394 during the first quarter of 2008, compared with $115,694 provided by financing activities in the same period of 2007. This change was mainly because we repaid principal in the amount of $2,096,550 to Nanjing Bank in connection with a loan. Also we received $553,040 from Shanghai La Chapelle Garment and Accessories Company Limited for incorporating “Shanghai LA GO GO Fashion Company Limited” in connection with La Chapelle’s acquisition of a 40% equity interest in La Go Go.

On August 15, 2006, Goldenway entered into credit agreements with Nanjing Bank to borrow an aggregate principal amount of up to $6.99 million within 24 months. The loans were secured by our new facilities and were used to fund construction costs as well as our daily operations. As of March 31, 2008, we owed a principal amount of $2,856,000 under this loan, for which the applicable interest rate is 7% per annum. The maturity of these borrowings can be extended at our option. We plan to repay the loans with cash flow from operations. In the event we do not have available cash flow from operations to repay these loans, we will seek to consolidate and refinance the loans at maturity.

On August 2, 2007, we consummated a private placement of $2,000,000 of our secured convertible notes. The net proceeds were $1,757,480 excluding financing costs. The financing was mainly to supplement our working capital.

In addition, in 2007 we had borrowed $4,534,100 from a related party for the main purpose of funding the increased registered capital of Goldenway. Interest to be paid to this related party totaled $59,116 for the first quarter of 2008.

Capital Commitments

We have a continuing program for the purpose of improving its manufacturing facilities. We anticipate that cash flows from operations and borrowings from banks will be used to pay for these capital commitments. The Articles of Association of our Goldenway subsidiary required that registered capital of approximately $17.5 million be paid into Goldenway by February 1, 2008. The increased registered capital is to be paid in installments within three years of the issuance of Goldenway’s updated business license. As of March 31, 2008, we have paid $3.6 million of our registered capital requirements. The remaining $13.9 million is due on January 28, 2008 but remains unpaid as of the date of this report. We have obtained approval for an extension of the deadline for payment of the remaining registered capital to July 28, 2008, with the Jiangsu Administration of Industry and Commerce.

   On August 2, 2007, the Company consummated a private placement of $2,000,000 senior secured convertible notes. The notes mature and become due and payable two years after the date they were issued, unless they are sooner converted by the note holders into our common stock. As of March 31, 2008, the note holders converted $339,700 of principal plus accrued interest of $2,006 to 155,323 shares of common stock of the Company. If the rest of the notes are not converted into common stock, we will be required to repay the outstanding principal balance of $1,660,300 plus accrued interest on August 2, 2009.

Uses of Liquidity

Our cash requirements through the end of fiscal 2008 will be primarily to fund daily operations for the growth of our business. Our management will consider acquiring additional manufacturing capacity in the future to strengthen and stabilize our manufacturing base. We intend to establish our own distribution and logistics channels in overseas markets. As discussed above, on January 9, 2008, we entered into a joint venture to launch a proprietary brand directly to the Chinese market which is expected to require additional cash investments in 2008. Proceeds from this investment is expected to be used to fund rollout of additional retail locations, buildup of inventory for retail stores, and future marketing, brand promotion and advertising activities. In addition, we must make certain required capital contributions to our Goldenway subsidiary in accordance with a timetable to be determined with the input of applicable local authorities.

Sources of Liquidity

Our primary sources of liquidity for our short-term cash needs are expected to be from cash flow generated from operations, and cash and cash equivalents currently on hand. We believe that we will be able to borrow additional funds if needed.

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

As of March 31, 2008 we had outstanding borrowings under a loan from Nanjing Bank of approximately $2,856,000. This credit facility does not require that we meet or maintain any financial ratios or tests. As of March 31, 2008, we did not have any standby letters of credit or standby repurchase obligations.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the Chinese Renminbi. Sales of our products are in dollars. During 2003 and 2004 the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. In 2008, the RMB continued to appreciate against the U.S. dollar. As of March 31, 2008, the market foreign exchanges rate was increased to 7 RMB to one U.S. dollar. As a result, the ongoing appreciation of RMB to U.S. dollar negatively impacted our gross margins for the three months ended March 31, 2008. We are always negotiating order price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future and pass some increase of the cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck and La Go Go (whose functional currency is the RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All exchange differences are recorded within equity. The foreign currency translation gain for the periods ended March 31, 2008 and 2007 were $1,099,884 and $159,133, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At March 31, 2008, we had approximately $2.1 million in cash and cash equivalents. A hypothetical 5% increase or decrease in either short term or long term interest rates would not have any material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates. We pay our suppliers and employees in Chinese Renminbi (RMB), however, we sell to customers in the U.S., Japan and Europe and we generate sales in U.S. dollars and Euros. Accordingly, our business has substantial exposure to changes in exchange rates between and among the Chinese RMB, the U.S. dollar and the Euro. In the last decade, the RMB has been pegged at 8.2765 yuan to one U.S. dollar. On July 21, 2005 it was revalued to 8.11 per U.S. dollar. Following the removal of the peg to the U.S. dollar and pressure from the United States, the People’s Bank of China also announced that the RMB would be pegged to a basket of foreign currencies, rather than being strictly tied to the U.S. dollar, and would be allowed to float trade within a narrow 0.3% daily band against this basket of currencies. The PRC government has stated that the basket is dominated by the U.S. Dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British Pound, Thai Baht, Russian Ruble, Australian Dollar, Canadian Dollar and Singapore Dollar. There can be no assurance that the relationship between the RMB and these currencies will remain stable over time, especially in light of the significant political pressure on the Chinese government to permit the free flotation of the RMB, which could result in greater and more frequent fluctuations in the exchange rate between the RMB, the U.S. dollar and the Euro. At March 31, 2008, the exchange rate between the RMB and dollar was 7.00 RMB to one U.S. dollar. For additional discussion regarding our foreign currency risk, see the section titled “Risk Factors— Fluctuation in the value of Chinese Renminbi (RMB) relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.”

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In our annual report on Form 10-K for the year ended December 31, 2007, we reported certain material weaknesses involving control activities, specifically, that in “2006 and 2007, we did not maintain effective controls to ensure the completeness, accuracy, and valuation over the accounting for business combinations, including the inability to prepare financial statements and footnotes in accordance with SEC rules and regulations and with our 2006 acquisition of New-Tailun. We misapplied generally accepted accounting principles whereby we did not value the acquisitions and record the resulting purchase accounting in accordance with SFAS 141 and EITF 02-5. As a result, we were required to restate our financial results for the year ended December 31, 2006 and for the three months ended March 31, 2007.”

In light of the foregoing, our management undertook a review of our disclosure, financial information, and internal controls and procedures regarding these areas for future complex financing transactions and acquisitions. This review was to include efforts by our management and directors, as well as the use of additional outside resources, as follows:

•
Senior accounting personnel and our chief financial officer undertook to continue to review any future acquisition or divestiture in order to evaluate, document, and approve its accounting treatment in accordance with SFAS 141 and EITF 02-5;

•	We undertook to augment, as necessary, such procedures by obtaining concurrence with independent outside accounting experts prior to finalizing financial reporting for such transactions; and

•
In conjunction with the measures outlined below, we believed these actions will strengthen our internal control over our valuation and purchase accounting of acquisitions, and that the material weakness would be resolved.

Management confirms that as of March 31, 2008, the foregoing review has been performed, and the former material weakness has been remedied.

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

Our financial reporting process includes extensive procedures we undertake in order to obtain assurance regarding the reliability of our published financial statements, notwithstanding the material weaknesses in internal control. We expanded our review of accounting for business combinations to help compensate for our material weaknesses in order to provide assurance that the financial statements are free of material inaccuracies or omissions of material fact. As a result, management, to the best of its knowledge, believes that (i) this Quarterly Report on Form 10-Q does not contain any untrue statements of a material fact or omits any material fact and (ii) the financial statements and other financial information included in this report have been prepared in conformity with GAAP and fairly present in all material aspects our financial condition, results of operations, and cash flows.

Changes in internal control over financial reporting.

Except for the remedial actions taken as described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

  You should carefully consider the risks described below together with all of the other information included in this prospectus before making an investment decision with regard to our securities. The statements contained in or incorporated into this prospectus that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline.

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

During the first quarter of 2008, our purchases from one supplier represented 13% of our total supply purchases during that quarter. However, in 2007, the Company did not rely on any one supplier for more than 10% of the Company’s overall supply purchases. We do not have any long-term written agreements with any of these suppliers and do not anticipate entering into any such agreements in the near future. However, we always execute a written agreement for each order placed with our suppliers. We do not believe that loss of any of these suppliers would have a material adverse effect on our ability to obtain finished goods or raw materials essential to our business because we believe we can locate other suppliers in a timely manner.

Risks Relating to Our Business

We depend on some key customers for a significant portion of our sales. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.

Net sales to our two largest customers totaled approximately 31% and 18% of total net sales in the first quarter of 2008 and approximately 42% and 11% for the same period in 2007. The garment manufacturing industry has experienced substantial consolidation in recent years, which has resulted in increased customer leverage over suppliers, greater exposure for suppliers to credit risk and an increased emphasis by customers on inventory management and productivity.

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

As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time. We do not believe that there is any material risk of loss of any of these customers during the next 12 months. We also believe that the unexpected loss of these four customers could have material adverse effect on our earnings or financial condition. While we believe that we could replace these three customers within 12 months, the loss of which will not have any material adverse effect on our financial condition in the long term. None of our affiliates are officers, directors, or significant shareholders of any of these three customers.

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

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act.

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

Our board of directors currently has an audit committee and compensation committee comprised of independent directors. If, however, we are unable to attract qualified independent directors or nominate or elect such directors, our security holders will not have the protections provided by having independent directors or audit committee members. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not they are deemed to be independent, we cannot assure you that this will actually be the case. If actions are taken, or expenses are incurred that are not in our best interests, it could have a material adverse effect on our business and operations and the price of our stock held by our shareholders.

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

International political instability may halt or hinder our ability to do business and may increase our costs. Various events, including the occurrence or threat of terrorist attacks, increased national security measures in the E.U., the United States and other countries, and military action and armed conflicts, can suddenly increase international tensions. Increases in energy prices will also impact our costs and could harm our operating results. In addition, concerns about other international crises, such as the spread of severe acute respiratory syndrome (“SARS”), avian influenza, or bird flu, and West Nile viruses, may have an adverse effect on the world economy and could adversely affect our business operations or the operations of our OEM partners, contract manufacturer and suppliers. This political instability and concerns about other international crises may, for example:

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

Risks Related to an Investment in Our Securities

Our common stock has limited liquidity.

Our common stock is traded on the Over-the-Counter Bulletin Board. It is thinly traded compared to larger more widely known companies in the same industry. Thinly traded common stock can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. The high and low bid price of Ever-Glory’s common stock during the past 52 week period was between $4.80 and $1.60 per share.

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

NASD sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

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

Other factors, in addition to the those risks included in this section, that may have a significant impact on the market price of our common stock include, but are not limited to:

•	receipt of substantial orders or order cancellations of products;
•	quality deficiencies in services or products;
•	international developments, such as technology mandates, political developments or changes in economic policies;
•	changes in recommendations of securities analysts;
•	shortfalls in our backlog, revenues or earnings in any given period relative to the levels expected by securities analysts or projected by us;
•	government regulations, including stock option accounting and tax regulations;
•	energy blackouts;
•	acts of terrorism and war;

•	widespread illness;
•	proprietary rights or product or patent litigation;
•	strategic transactions, such as acquisitions and divestitures;
•	rumors or allegations regarding our financial disclosures or practices; or
•	earthquakes or other natural disasters in Nanjing, China where a significant portion of our operations are based.

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

We cannot predict the extent to which an active public market for its common stock will develop or be sustained. However, we do not rule out the possibility of having our shares listed on the American Stock Exchange or Nasdaq Capital Market or other markets.

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

Our principal shareholders, which includes our officers and directors, and their affiliated entities own approximately 43% of our outstanding shares of common stock. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal shareholders and their affiliated entities, elections of our board of directors will generally be within the control of these shareholders and their affiliated entities. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders and their affiliated entities. As such, it would be difficult for shareholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all of our shareholders.

The elimination of monetary liability against our directors, officers and employees under Florida law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our amended and restated Articles of Incorporation contain a provision permitting us to eliminate the liability of our directors for monetary damages to our company and shareholders to the extent provided by Florida law. We have also entered into agreements with our directors under which we are obligated to provide indemnification. We may also in the future enter into similar agreements with certain key employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

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

We are subject to reporting obligations concerning our internal controls, under the U.S. securities laws. The Securities and Exchange Commission, or the SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to management’s assessment of the effectiveness of our internal controls over financial reporting, and report on the effectiveness of these controls. These requirements apply to our annual report on Form 10-K (beginning with the fiscal year ending December 31, 2007). Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent material misstatements, or in certain extreme cases, fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 4, 2008, in connection with services rendered relating to our $2 million private placement of convertible notes and warrants on August 2, 2007, the Company issued warrants to ETech Securities that are exercisable for 72,728 shares of common stock of the Company with an exercise price of $3.20 per share. This warrant expires on January 4, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

10.25	Capital Contribution Agreement (La Chapelle). (1)

10.26	Joint Venture Establishment Agreement (La Go Go). (1)

10.27	Form of Independent Director Offer Letter. (2)

10.28	Form of Indemnification Agreement. (3)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the registrant’s current report on Form 8-K filed on January 15, 2008.

(2)	Incorporated by reference to the registrant’s current report on Form 8-K filed on March 19, 2008.

(3)	Incorporated by reference to the registrant’s current report on Form 8-K filed on March 28, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 6, 2008	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Guo Yan
Guo Yan
Chief Financial Officer
(Principal Financial and Accounting Officer)