Form 10-Q
period 2008-06-30
Ever-Glory International Group, Inc.
filed 2008-08-04
CIK 943184

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________.

Commission File Number 0-28806

Ever-Glory International Group Inc.
(Exact name of issuer as specified in its charter)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2008, the Registrant had 11,747,316 shares of common stock outstanding.

EVER-GLORY INTERNATIONAL GROUP, INC.
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “will,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to the following, which are discussed in further detail on page 42 of this report:

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

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

ASSETS
	June 30, 2008	December 31, 2007
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,643,493	$641,739
Accounts receivable	17,771,678	13,035,299
Accounts receivable - related parties	7,335	158,235
Inventories	2,282,368	1,897,023
Other receivables and prepaid expenses	433,296	150,855
Advances on inventory purchase	203,217	—
Advances on inventory purchase - related parties	2,391,009	2,568,040
Total Current Assets	24,732,396	18,451,191

DEFERRED FINANCING COSTS	201,826	191,995
LAND USE RIGHT, NET	2,871,651	2,729,183
PROPERTY AND EQUIPMENT, NET	12,807,385	12,140,903
INVESTMENT IN SUBSIDIARY	1,459,000	—
TOTAL ASSETS	$42,072,258	$33,513,272

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,073,647	$1,796,655
Accounts payable - related parties	276,307	245,589
Other payables - related party	980,575	650,000
Other payables and accrued liabilities	1,362,080	1,069,682
Trade notes payable	115,364	—
Value added tax payable	754,273	378,898
Income tax payable and other taxes payable	344,726	146,226
Bank loans	5,777,640	4,798,500
Convertible notes payable, net of unamortized discount of $1,192,696 and
$1,974,497 at June 30, 2008 and December 31, 2007, respectively	57,304	25,503
Total Current Liabilities	13,741,916	9,111,053

LONG-TERM LOAN FROM PARTY RELATED BY COMMON CONTROL	2,601,556	4,474,985

Total Liabilities	16,343,472	13,586,038

COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST	586,942	—

STOCKHOLDERS' EQUITY
Preferred stock ($.001 par value, authorized 5,000,000 shares,
10,000 shares designated as "Series A Preferred Stock")	—	—
Series A Convertible Preferred Stock (no shares issued and
outstanding as of June 30, 2008 and December 31, 2007	—	—
Common stock ($.001 par value, authorized 50,000,000 shares,
11,747,316 and 11,379,309 shares issued and outstanding
as of June 30, 2008 and December 31, 2007, respectively)	11,747	11,379
Additional paid-in capital	3,110,776	2,154,368
Retained earnings	14,782,225	12,247,748
Statutory reserve	3,449,498	3,437,379
Accumulated other comprehensive income	3,787,598	2,076,360
Total Stockholders' Equity	25,141,844	19,927,234

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$42,072,258	$33,513,272

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
		Restated		Restated
NET SALES
To related parties	$67,461	$407,188	$492,563	$454,016
To third parties	24,000,936	13,690,847	43,323,042	30,069,418
Total net sales	24,068,397	14,098,035	43,815,605	30,523,434

COST OF SALES
From related parties	58,636	377,110	461,384	421,984
From third parties	19,655,924	11,482,470	35,279,348	25,470,309
Total cost of sales	19,714,560	11,859,580	35,740,732	25,892,293

GROSS PROFIT	4,353,837	2,238,455	8,074,873	4,631,141

OPERATING EXPENSES
Selling expenses	368,564	149,812	646,092	325,710
General and administrative expenses	1,777,395	933,275	2,998,882	1,706,163
Total Operating Expenses	2,145,959	1,083,087	3,644,974	2,031,873

INCOME FROM OPERATIONS	2,207,878	1,155,368	4,429,899	2,599,268

OTHER INCOME (EXPENSES)
Interest income	48,590	2,405	80,564	4,219
Interest expense	(631,126)	(129,600)	(1,208,954)	(261,890)
Other income	53,085	5,474	53,085	5,570
Other expenses	(44,934)	(41)	(236,101)	(125)
Total Other Expenses	(574,385)	(121,762)	(1,311,406)	(252,226)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	1,633,493	1,033,606	3,118,493	2,347,042

INCOME TAX EXPENSE	(284,809)	(6,629)	(568,647)	(82,323)

INCOME BEFORE MINORITY INTEREST	1,348,684	1,026,977	2,549,846	2,264,719

LESS MINORITY INTEREST	(620)	—	3,249	—

NET INCOME	1,349,304	1,026,977	2,546,597	2,264,719

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	611,354	291,573	1,711,238	450,706

COMPREHENSIVE INCOME	$1,960,658	$1,318,550	$4,257,835	$2,715,425

EARNINGS PER SHARE
Net income per share
Basic	$0.12	$0.25	$0.22	$0.56
Diluted	$—	$0.10	$0.10	$0.22

Weighted average shares outstanding during the period
Basic	11,710,865	4,080,509	11,580,273	4,080,509
Diluted	12,528,595	10,072,008	12,291,758	10,072,008

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)
	Six months ended June 30,
	2008	2007
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,546,597	$2,264,719
Adjustments to reconcile net income to cash provided
by operating activities:
Minority interest	3,249	—
Depreciation	454,200	409,935
Amortization	31,799	27,257
Amortization of discount on convertible notes	841,422	—
Amortization of deferred financing costs	60,630	—
Common stock issued for interest	2,155	—
Changes in operating assets and liabilities
Accounts receivable	(3,791,168)	(199,390)
Accounts receivable - related parties	156,574	(257,435)
Inventories	(256,247)	(175,168)
Other receivables and prepaid expenses	(266,453)	(132,021)
Advance on inventory purchase	(197,562)	—
Advance on inventory purchase - related party	332,352	—
Accounts payable	2,101,517	898,230
Accounts payable - related companies	131,108	1,121,901
Trade notes payable	112,153	—
Other payables and accrued liabilities	220,172	(1,803,659)
Value added tax payables	341,285	(19,985)
Income tax and other tax payables	183,853	(41,007)
Net cash provided by operating activities	3,007,636	2,093,377

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in La Chapelle	(1,397,700)	—
Purchase of property and equipment	(357,695)	(350,501)
Proceeds from sale of equipment	13,161	6,308
Net cash used in investing activities	(1,742,234)	(344,193)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related parties	330,575	—
Contribution from minority shareholders	553,040	—
Proceeds from bank loan	5,616,864	2,587,322
Repayment of bank loan	(4,964,400)	(5,174,644)
Repayment of long term loan-related party under common control	(1,990,000)	—
Exercise of warrants	43,635	—
Net cash used in by financing activities	(410,286)	(2,587,322)

EFFECT OF EXCHANGE RATE ON CASH	146,638	390,357

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,001,754	(447,781)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	641,739	897,093

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,643,493	$449,312

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest expense	$200,086	$128,061
Income taxes	$395,233	$124,373

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 (UNAUDITED

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Ever-Glory International Group, Inc. (AMEX: EVK) was incorporated in Florida on October 19, 1994. All of its businesses are operated through its three subsidiaries in the People’s Republic of China.

Perfect Dream Limited (“Perfect Dream”), a wholly owned subsidiary of EVK, was incorporated in the British Virgin Islands on July 1, 2004.

Goldenway Nanjing Garments Co. Ltd. (“Goldenway”), a wholly owned subsidiary of Perfect Dream, was incorporated in the People’s Republic of China (“PRC”) on December 31, 1993. Goldenway is principally engaged in the manufacturing and sale of garments.

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

Shanghai LA GO GO Fashion Company Limited (“La Go Go”), a joint venture of Goldenway and Shanghai La Chapelle Garment and Accessories Company Limited (“Shanghai La Chapelle”), was incorporated in the PRC on January 24, 2008. Goldenway invested approximately $826,200 (RMB 6.0 million) in cash, and La Chapelle invested approximately $553,040 (RMB 4.0 million) in cash, for a 60% and 40% ownership interest, respectively, in the joint venture. The business objective of the joint venture is to establish and create a leading brand of ladies’ garments for the mainland Chinese market. La Go Go opened 39 retail stores to develop retail market in China for selling its own brand clothing.

EVK, Perfect Dream, Goldenway, New-Tailun, Catch-Luck, and La Go Go are hereinafter referred to as (the “Company”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements of Ever-Glory International Group, Inc. reflect the activities of EVK, and its 100% owned subsidiaries Perfect Dream, Goldenway, New-Tailun, Catch-Luck and its 60% owned subsidiary La Go Go. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant inter-company balances and transactions have been eliminated in consolidation.

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

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 (UNAUDITED)

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

Because New-Tailun and Catch-Luck are also under ownership and management control by Mr. Kang, Yihua, the Company’s CEO, these transactions were accounted for as a merger of entities under common control, accordingly, the operation results of New-Tailun and Catch-Luck for the six months and three months ended June 30, 2007 were restated to include in the consolidated financial statements as if the transactions had occurred at the beginning of the first period presented. The balance sheet accounts were stated at its historical cost.

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, the Company estimates its potential losses on uncollectible receivables. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

Cash and cash equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with original maturities of less than three months.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 (UNAUDITED)

Accounts receivable

The Company extends unsecured credits to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customer and current relationships with them.

As of June 30, 2008 and December 31, 2007, the Company considers all its accounts receivable to be collectable and no provision for doubtful accounts has been made in the financial statements.

Inventories

The manufacturing inventories are stated at lower of cost or market value, cost being determined on a specific identification method. The Company manufactures products upon receipt of orders from its customers. All the products must pass the customers’ quality assurance procedures before its delivery. Therefore, the products are rarely returned by the customers after delivery.

The retail merchandise inventories are stated at the lower of average cost or market.

Long-lived assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment at least annually or more often whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. As of June 30, 2008, the Company expected these assets to be fully recoverable.

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

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 (UNAUDITED)

Investment in subsidiary

Investment in equity ownership lower than 20% is recorded using the cost method. The carrying value of the investments is reviewed periodically for impairment. As of June 30, 2008, the Company expected the long-term investment to be fully recoverable.

Fair value of financial instruments

On January 1, 2008, the Company adopted SFAS No. 157. SFAS No. 157, Fair Value Measurements, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for current assets and current liabilities qualify as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

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

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 (UNAUDITED)

Discount on notes payable

A discount with respect to the Notes issued on August 2, 2007 was recorded by the Company. The amount of the discount was calculated to be the intrinsic value of the beneficial conversion feature and the fair value of the warrants included among the securities issued pursuant to the terms of the subscription agreement discussed in Note 11.

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

Local transportation and unloading charges and product inspection charges are included in selling expenses and totaled $66,294 and $116,290 for the six month period, and $27,149 and $57,339 for the three month period ended June 30, 2008 and 2007, respectively.

Cost of goods sold includes direct raw material, direct labor cost and manufacturing overheads including depreciation of production equipment consistent with the revenue earned.

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

JUNE 30, 2008 (UNAUDITED)

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

New-Tailun and Catch-Luck were approved as wholly foreign-owned enterprises in 2006. This entity status allows New-Tailun and Catch-Luck a two-year income tax exemption beginning from the first year of profitability, and a 50% income tax reduction for the three years thereafter. New Tailun and Catch-Luck are entitled to the income tax exemptions for 2006 and 2007 and 50% income tax reduction that is 12.50% for the calendar years ended December 31, 2008, 2009 and 2010.

La Go Go was established on January 24, 2008, its income tax rate is 25%.

Other comprehensive income

The reporting currency of the Company is the US dollar. The functional currency of EVK and Perfect Dream is the US dollar. The functional currency of Goldenway, New Tailun Catch-luck and La Go Go is the Chinese Renminbi (RMB).

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

Translation adjustments resulting from this process included in accumulated other comprehensive income amounted to $3,787,598 and $2,076,360 as of June 30, 2008 and December 31, 2007, respectively. Assets and liabilities at June 30, 2008 and December 31, 2007 were translated at 6.85 RMB and 7.29 RMB to $1.00, respectively. The average translation rates applied to income statement accounts and statement of cash flows for the six months ended June 30, 2008 and 2007 were 7.05 RMB and 7.73 RMB to $1.00, respectively. For the three months ended June 30, 2008 and 2007 were 7.17 RMB and 7.77 RMB to $1.00, respectively. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 (UNAUDITED)

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

Segments

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). SFAS establishes standards for operating information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decision how to allocate resources and assess performance. The information disclosed herein, represents all material financial information related to the Company’s principal operating segment. As of June 30, 2008, the Company operates in a single segment.

Minority interest

Minority interest consists of the interest of minority shareholders in the subsidiary of the Company. As of June 30, 2008 and December 31, 2007, minority interest amounted to $586,942 and $0, respectively.

Recent accounting pronouncements

In September 2006, FASB issued Statement 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value in GAAP. More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principle market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 157 to have an impact on the Company’s results of operations or financial condition.

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

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 (UNAUDITED)

In December 2007, the FASB issued SFAS 141R, “Business Combinations,” which applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This statement replaces FASB Statement No. 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. The Company believes that adoption of the FAS 141R will have a material effect on future acquisitions.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). This Statement will not have any impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have any impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. Management is currently evaluating the impact of adoption of EITF No. 07-5 on the Company’s consolidated financial statements.

In June 2008, FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”)”. The objective of EITF No.08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. Management is currently evaluating the impact of adoption of EITF No. 08-4 on the accounting for the convertible notes and related warrants transactions.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 (UNAUDITED)

Reclassifications and restatements

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on net income or cash flows.

In addition, due to the acquisition of Catch-Luck, an entity under common control, operating results of Catch-Luck for the six months and three months ended June 30, 2007 were included in the consolidated financial statements as if the transactions had occurred at the beginning of the first period presented. In this regard, the prior period’s financial statements and financial information have been restated to furnish comparative information.

NOTE 3 - SUPPLEMENTAL DISCLOSURE OF CASH

The Company prepares its statements of cash flows using the indirect method as defined under the SFAS No. 95. The following information relates to non-cash investing and financing activities for the six months ended June 2008 and 2007.

During the six month ended June 30, 2008, investors of the Convertible notes (See Note 11 for details) converted $750,000 of principal plus accrued interest of $2,155 into 341,893 shares of common stock of the Company.

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2008 and December 31, 2007 consisted of the following:

	2008	2007
Accounts receivable	$17,771,678	$13,035,299
Less: allowance for doubtful accounts	—	—
Accounts receivable, net of allowance	$17,771,678	$13,035,299

As of June 30, 2008 and December 31, 2007, the Company considered all accounts receivable collectable and did not record a provision for doubtful accounts.

NOTE 5 - INVENTORIES

Inventories at June, 30 2008 and December 31, 2007 consisted of the following:

	June 30,	December 31,
	2008	2007
	(Unaudited)
Raw materials	$209,442	$304,178
Work-in -progress	403,418	338,599
Finished goods	1,669,508	1,254,246
	2,282,368	1,897,023
Less: provision of obsolescence	—	—
Inventories, net	$2,282,368	$1,897,023

NOTE 6 -INVESTMENT IN SUBSIDIARY

On January 9, 2008, Goldenway entered into a Capital Contribution Agreement (“Capital Contribution Agreement”) with Shanghai La Chapelle Garment and Accessories Company Limited (“La Chapelle”), a Shanghai-based garment retailer, and several shareholders of La Chapelle. Under the terms of the Capital Contribution Agreement, Goldenway agreed to invest approximately $1.46 million in cash (RMB10 million) in La Chapelle for a 10% ownership interest in La Chapelle. This investment is accounted for using the cost method.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 (UNAUDITED)

NOTE 7 - LAND USE RIGHTS

On September 24, 2006, the Company obtained a fifty-year land use right on 112,442 square meters of land in the Nanjing Jiangning Economic and Technological Development Zone.

Land use rights at June 30, 2008 and December 31, 2007 consisted of the following:

	2008	2007
Land use rights	$3,052,078	$2,867,991
Less: accumulated amortization	(180,427)	(138,808)
Land use rights, net	$2,871,651	$2,729,183

Amortization expense for the six months ended June 30, 2008 and 2007 amounted to $31,799 and $27,257, respectively, and were $16,132 and $12,833 for the three months ended June 30, 2008 and 2007, respectively.

NOTE 8 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at June 30, 2008 and December 31, 2007:
	2008	2007
Property and plant	$11,688,379	$11,354,623
Equipment and machinery	4,103,787	3,128,928
Office equipment and furniture	267,139	208,327
Motor vehicles	208,157	165,393
Construction in progress	18,335	3,519
	16,285,797	14,860,790
Less: accumulated depreciation	3,478,412	2,719,887
Property and equipment, net	$12,807,385	$12,140,903

Depreciation expense for the six months ended June 30, 2008 and 2007 was $454,200 and $409,935, respectively, and was $231,433 and $202,523 for the three months ended June 30, 2008 and 2007, respectively. For the six months and three months ended June 30, 2008 and 2007, no interest was capitalized.

NOTE 9 - OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30,	December 31,
	2008	2007
	(Unaudited)
Building construction costs payable	$658,573	$390,207
Accrued professional fees	164,862	252,495
Accrued wages and welfare	415,184	337,995
Other payables	123,461	88,985
Total other payables and accrued liabilities	$1,362,080	$1,069,682

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 (UNAUDITED)

NOTE 10 - BANK LOANS

Bank loans represent amounts due to various banks and are due on demand or normally within one year. These loans generally can be renewed with the banks. As of June 30, 2008 and December 31, 2007, Short term bank loans consisted of the following:

	June 30,	December 31,
	2008	2007
	(Unaudited)
Loan from a bank, interest rate at 0.5442% per month
due February 9, 2008; paid in full, January 2008.	$—	$1,371,000
Loan from a bank, interest rate at 0.58482% per month
due May 11, 2008	—	685,500
Loan from a bank, interest rate at 0.58482% per month
due June 2, 2008	—	1,371,000
Loan from a bank, interest rate at 0.58482% per month
due June 12, 2008	—	1,371,000
Loan from a bank, interest rate at 0.60225% per month
due July 31, 2008	5,777,640	—
Total bank loans	$5,777,640	$4,798,500

These bank loans are all collateralized by land use rights and buildings of the Company. The Company repaid the outstanding bank loan in full on July 25, 2008.

Total interest expense on the bank loans for the six months ended June 30, 2008 and 2007 amounted to $144,346 and $128,061, respectively, and were $75,487 and $54,466 for the three months ended June 30, 2008 and 2007, respectively.

NOTE 11 - CONVERTIBLE NOTES PAYABLE

On August 2, 2007, the Company consummated a private placement of $2,000,000 principal amount of 6% secured convertible notes with five-year common stock warrants to six accredited investors. Financing cost of $242,520 was paid out of the gross proceeds. Pursuant to APB 21, financing cost is amortized over the life of the notes to interest expense using the effective interest method. For the six months and three months ended June 30, 2008, the Company amortized $60,630 and $ 30,315 of financing costs to interest expense.

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

The Company issued warrants to the investors in the note financing, for the purchase of up to a total of 909,091 shares of common stock at an exercise price of $3.20.  The warrants are exercisable through September 29, 2013. The warrants are also subject to full-ratchet anti-dilution protection in the event that the Company issues shares (with certain exceptions) at an average per-share price below $3.20 per share, same as the notes. A registration statement covering the resale of the warrant shares was declared effective June 6, 2008. On April 14, 2008, 13,636 shares of common stock were issued for exercise of warrants.

The notes are secured by all of the assets of the Company, excluding its subsidiaries. Pursuant to a security agreement, the Company’s performance of the notes and other obligations in connection with the financing is also secured by a pledge of 2,961,720 shares of common stock personally held by the current CEO of the Company pursuant to a stock pledge agreement. Upon any event of default (as defined in the notes, the security agreement and the stock pledge agreement), the investors will be entitled to exercise their respective rights under the security agreement and stock pledge agreement. In addition, the subsidiaries of the Company, Perfect Dream and Goldenway, each guaranteed the performance of the Company’s obligations under the notes and the subscription agreement under a guaranty agreement.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 (UNAUDITED)

On the issuance date, the Company recorded a discount on the note related to the intrinsic value of the beneficial conversion feature totaling $943,797 and $1,056,203 for the fair value of the warrants issued. The fair value of warrants was calculated using the Binomial model with the following assumptions: (i) risk-free interest rate of 4.62%; (ii) expected life (in years) of 6; (iii) expected volatility of 112%;(iv) expected dividend yield of 0.00%; and (v) stock market price of $2.70. The discount on notes payable is amortized using effective interest method over 2 years. For the six months and three months ended June 30, 2008, the Company recorded amortization of $31,801 and $22,164 as interest expense in the statement of operations.

As of June 30, 2008, the note holders had converted $750,000 of principal plus accrued interest of $2,155 into 341,893 shares of common stock of the Company. Due to the conversion, the Company recorded $750,000 of unamortized discount as interest expense for the period ended June 30, 2008.

The notes bear a 6% annual interest rate payable in arrears on the last business day of each calendar quarter thereafter and on the maturity date. For the six months and three months ended June 30, 2008, $45,985 and $19,143 were recorded as interest expense.

On January 4, 2008, the Company issued 72,728 warrants to the placement agent with an exercise price of $3.20 per share (“Warrants”). The Warrants expire January 4, 2011. These warrants were issued in connection with the private placement described above. The warrants were valued at $130,082 using the Black Scholes Model and will be amortized over the life of the convertible notes. For the six months and three months ended June 30, 2008, the Company recorded $59,621 and $16,260 for amortization of the debt issuance costs as interest expense in the statement of operations.

NOTE 12 - INCOME TAX

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

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 (UNAUDITED)

Provision for income tax for the six months ended June 31, 2008 and 2007 amounted to $568,647 and $82,323, respectively.

The following table reconciles the statutory rates to the Company’s effective tax rate for the six months ended June 30, 2008 and 2007:

	2008	2007
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	33.0
China income tax exemption	(12.0)	(29.0)
Effective income tax rate	13.0%	4.0%

Ever-Glory International Group Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes up to June 30, 2008. The net operating loss carry forwards for United States income taxes amounted to $566,375 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2028. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’ limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance at June 30, 2008 was approximately $193,000. Management will review this valuation allowance periodically and make adjustments as warranted.

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

VAT on sales and VAT on purchases amounted to $6,651,985 and $5,693,853 for the six months ended June 30, 2008 and $4,132,596 and $3,773,129 for the six months ended June 30, 2007, respectively.

VAT on sales and VAT on purchases amounted to $3,706,892 and $3,194,510 for the three months ended June 30, 2008 and $1,634,020 and $1,585,516 for the three months ended June 30, 2007, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent because the VAT taxes are not impacted by the income tax holiday.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 (UNAUDITED)

NOTE 13 - EARNINGS PER SHARE

As discussed in Note 2, all share and per share amounts used in the Company's financial statements and notes thereto have been retroactively restated to reflect the 10-for-1 reverse stock split, which occurred on November 20, 2007.

The following demonstrates the calculation for earnings per share for the six months and three months ended June 30:

	For the six months ended		For the three months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$2,546,597	$2,264,719	$1,349,304	$1,026,977
Add: interest expense related to convertible notes	45,985	—	19,143	—
Subtract: Unamortized issuance costs and discount on convertible notes	(1,394,522)	—	(1,394,522)	—
Adjusted net income (loss) for calculating EPS-diluted	$1,198,060	$2,264,719	$(26,075)	$1,026,977

Weighted average number of common stock - Basic	11,580,273	4,080,509	11,710,865	4,080,509
Effect of dilutive securities:
Convertible notes	711,485	—	817,730	—
Series A Convertible preferred stock	—	5,991,499	—	5,991,499
Weighted average number of common stock - Diluted	12,291,758	10,072,008	12,528,595	10,072,008

Earnings per share - basic	$0.22	$0.56	$0.12	$0.25
Earnings per share -diluted	$0.10	$0.22	$—	$0.10

As of June 30, 2008, the Company included all shares issuable upon conversion of the convertible notes and warrants in diluted earnings per share.

NOTE 14 - STOCKHOLDERS’ EQUITY

Authorized Shares of Common Stock

On August 10, 2006, holders of a majority of the capital stock of the Company approved an amendment to the Company’s articles of incorporation, to increase the number of authorized shares of common stock from 100,000,000 to 500,000,000. On October 3, 2007, the Company filed a Certificate of Amendment to the articles of incorporation to effect the amendment. Further in November, a 10-to-1 reverse stock split became effective. The 10-to-1 reverse stock split reduced both the number of outstanding shares and the number of authorized shares of common stock to 1/10th of the amount immediately prior to the reverse stock split. As a result of the reverse split of the Company’s common stock, the conversion price of the convertible notes was changed from $0.22 to $2.20 per share. The exercise price of the warrants issued in connection with the convertible notes was also changed from $0.32 to $3.20 per share. As of June 30, 2008, the authorized number of common shares was 50,000,000 with a par value of $0.001 per share.

Series A Convertible Preferred stock

On October 3, 2007, effective upon the filing of an amendment to its articles of incorporation, 789 shares of the Company’s Series A Preferred Stock were automatically converted into 5,991,080 common shares, after the effect of the 10-for-1 reverse split. There was no outstanding shares of Series A convertible preferred stock at June 30, 2008.

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

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 (UNAUDITED)
Conversion of convertible notes to common stock

On January 16, 2008, January 22, 2008 and February 6, 2008, the Company issued 12,478 shares of common stock to pay fourth quarter interest of 2007 to six investors in connection with the senior convertible notes dated August 2, 2007.

During the six months ended June 30, 2008, four investors converted $750,000 of the convertible notes and $2,155 in accrued interest expense, into 341,893 shares of common stock.

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

As of June 30, 2008 and December 31, 2007, the Company recorded $3,449,498 and $3,437,379, respectively, in the statutory reserve.

Warrants

Following is a summary of the warrant activity:

Outstanding as of January 1, 2007	—
Granted	909,091
Forfeited	—
Exercised	—
Outstanding as of December 31, 2007	909,091
Granted	72,728
Forfeited	—
Exercised	(13,636)
Outstanding as of June 30, 2008	968,183

Following is a summary of the status of warrants outstanding at June 30, 2008:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$3.20	895,455	4.93	$3.20	895,455	4.93
$3.20	72,728	2.51	$3.20	72,728	2.51
Total	968,183			968,183

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 (UNAUDITED)

NOTE 15 - OTHER EXPENSE

Other expense consists primarily of foreign currency transaction loss due to the exchange rate fluctuation between the Company’s functional currency RMB and the foreign currency in which the transaction is denominated. For the six months and three months ended June 30, 2008, foreign currency exchange loss amounted to $217,506 and $27,288, respectively. The foreign currency exchange loss was immaterial for the six months and three months ended June 30, 2007.

NOTE 16 - RELATED PARTY TRANSACTIONS

Mr. Kang is the Company’s chairman and chief executive officer. The Company purchased materials, sub-contracted certain manufacturing work, and sold products to companies under the control of Mr. Kang, and are detailed below. All related party outstanding balances are short term in nature and are expected to be settled in cash.

Sales and Cost of Sales to Related Parties

The Company sells products to Nanjing High-Tech Knitting & Weaving Technology Development Co., Ltd (“Nanjing Knitting”), a company controlled by Ever-Glory Enterprises (HK) Ltd.

For the six months ended June 30, 2008, sales revenue and related cost of sales in connection with Nanjing Knitting amounted $492,562 and $461,384, respectively. For the same period of 2007, sales revenue and related cost of sales in connection with Nanjing Knitting were $454,016 and $421,984, respectively.

For the three months ended June 30, 2008, sales revenue and related cost of sales in connection with Nanjing Knitting amounted to $67,461 and $58,636, respectively. For the same period of 2007, sales revenue and related cost of sales in connection with Nanjing Knitting were $407,188 and $377,110, respectively.

Purchases from and Sub-contracts with Related Parties

For the six months ended June 30, 2008 and 2007, the Company purchased raw materials of $690,949 and $287,131, respectively, from Nanjing Knitting. The Company provided raw materials to the sub-contractors who charged the Company a fixed labor charge for the sub-contracting work. For the three months ended June 30, 2008 and 2007, raw materials amounted to $20,404 and $104,876, respectively, were purchased from Nanjing Knitting.

In addition, the Company sub-contracted certain manufacturing work valued at $68,919 and $56,501 for the six months and three months ended June 30, 2008, respectively, to Nanjing Knitting. No manufacturing work was sub-contracted to any related parties for the same periods of 2007.

Accounts receivable - related parties

As of June 30, 2008 and 2007, accounts receivable from entities controlled by Mr. Kang amounted to $7,335 and $158,235 for products sold and sub-contracting services provided. Account receivables - related parties were as follows:

Receivable from	June 30, 2008	December 31, 2007
	Unaudited
Ever-Glory Enterprises (Chuzhou) Co., Ltd.	$—	$12,052
Nanjing High-Tech Knitting & Weaving Technology Development Co., Ltd.	7,335	146,183
Total accounts receivable - related parties	$7,335	$158,235

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 (UNAUDITED)

Advance on inventory purchase - related party

As of June 30, 2008, the Company advanced funds to Jiangsu Ever-Glory International Group Corp. to purchase raw material inventory in amount of $2,391,009. Interest is charged at 0.5% per month according to the balance at the end of each month. Interest income earned for the six months and three months ended June 30, 2008 were $75,464 and $45,197, respectively.

Accounts payable - related parties

The Company purchases raw material from and subcontracts some of its production to related parties which are under control of Mr. Kang. 10% of the ownership of Shanghai La Chapelle is owned by the Company. Shanghai La Chapelle also has a 40% ownership interest in the joint venture La Go Go in which the Company has the rest of the 60% ownership. Balance of payables to Shanghai La Chapelle represents lease improvement expense for the new retail stores paid by Shanghai La Chapelle.

As of June 30, 2008 and December 31, 2007, the Company owed $276,307 and $245,589 to the related parties

Due to	June 30, 2008	December 31, 2007
	Unaudited
Kunshan Enjin Fashion Co.,Ltd.	$—	$245,589
Nanjing Ever-kyowa Garment Washing Co.,	252,857
Nanjing High-Tech Knitting & Woving Technology Development Co., Ltd	11,085	—
Shanghai La Chapelle Garment and Accessories Company Limited	12,365	—
Total accounts payable - related parties	$276,307	$245,589

Other payables - related parties

As of June 30, 2008 and December 31, 2007, amounts due to Ever-Glory Enterprises (HK) Ltd. were $980,575 and $650,000.

For the amount of $980,575 due to Ever-Glory Hong Kong Limited as of June 30, 2008, $600,000 was due for the purchase of Catch-Luck while $380,575 was due for the Company’s going public fees paid by Ever-Glory Enterprises (HK) Ltd.

For the amount of $650,000 due to Ever-Glory Hong Kong Limited as of December 31, 2007, $600,000 was due for the purchase of Catch-Luck while $50,000 was due for the Company’s going public fees paid by Ever-Glory Hong Kong Limited.

Long term liability - related party

As of June 30, 2008 and December 31, 2007 the Company owed $2,601,556 and $4,474,985, respectively to Blue Power Holdings Limited., a company controlled by the Company’s CEO before December 31, 2007, for various advances received. Interest is charged at 6% per annum on the amounts due. The loans are due between July 2010 and April 2011. For the six months ended June 30, 2008 and 2007, the Company accrued interest expense of $116,571 and $118,229, respectively. The accrued interest is included in the carrying amount of the loan in the accompanying balance sheets. On June 26, 2008, the Company repaid $1,990,000 to Blue Power Holdings Limited.

Lease from a related party

The Company leased factory and office spaces from Jiangsu Ever-Glory International Group Corp., an entity controlled by the Company’s CEO. See Note 17 for the operating lease commitment.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 (UNAUDITED)

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Capital commitment

According to the Articles of Association of Goldenway, Goldenway had to fulfill its registered capital requirements of $17,487,894 within three years from February 2, 2005. As of June 30, 2008, the Company had fulfilled $3,630,000 of its registered capital requirements and had a registered capital commitment of $13,857,894 payable by February 1, 2008. In March 2008, the Company obtained from the government an extension to July 25, 2008. On July 10, 2008, the Company injected $2,000,000 of registered capital to Goldenway. In July 2008, the Company obtained an extension to April 25, 2009 to fulfill the remaining capital contribution of $11,857,894.

Operating lease commitment

The Company leases factory and office space from Jiangsu Ever-Glory International Group Corp. under an operating lease which expired on March 31, 2008 at an annual rental of $26,256 and an operating lease which expires on December 31, 2009 at an annual rental of $49,644.

For the six months ended June 30, 2008 and 2007, the Company recognized rental expense of $24,822 and $13,129, respectively. $12,411 and $6,564 were recorded as rental expense for the three months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, the outstanding commitments of this non-cancelable lease for the years ended December 31, 2008 and 2009 were $49,644 and $99,288, respectively.

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

Legal Proceedings

The Company was named as a defendant in an action pending in the U.S. District Court for the Northern District of Ohio. The action was filed on February 22, 2006 by Plaintiff Douglas G. Furth. The other principal parties are named defendants John Zanic, Wilson-Davis & Co., and Godwin, Pappas, Longley & Ronquillo, LLP. The action alleges that the Company breached an agreement to provide 1,000,000 shares of common stock in exchange for certain assistance in marketing and financial public relations services. The action seeks an award of damages in excess of $75,000. The Company denies they we were a party to such an agreement, or were are otherwise liable. The Company intends to vigorously its position. The complaint was dismissed without prejudice from an action pending in the U.S. District Court for the Northern District of Ohio. In May 2007, Plaintiff Douglas G. Furth filed a Second Amended Complaint asserting claims against the Company. The Company denies all the claims, filed objections and asked for dismissal with prejudice. No payment was made to plaintiff and no settlement has been discussed between us and the Plaintiff.   On November 29, 2007, we made a motion to dismiss the action for lack of personal jurisdiction, and a decision on this matter is pending.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 (UNAUDITED)

NOTE 18 - CONCENTRATIONS AND RISKS

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China and Hong Kong. Total cash deposited with these banks at June 30, 2008 and December 31, 2007 amounted to $1,633,730 and $641,739, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company has two major customers which represent approximately 43.3 % and 51.0% of the Company’s total sales for the six months ended June 30, 2008 and 2007, respectively. For the three months ended June 30, 2008 and 2007, two major customers represent approximately 46.2% and 48.4%, respectively. Two customers accounted for 29.5% of total accounts receivable as of June 30, 2008.

During the six months and three months ended June 30, 2008, the Company did not rely on any supplier. For the six months and three months ended June 30, 2007, one supplier represented 11% of the Company’s raw material purchase.

The following is geographic information of the Company’s revenue for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
China	$1,902,394	$873,689	$3,696,961	$1,794,804
Europe	14,279,799	7,927,943	27,254,432	18,552,676
Japan	3,313,527	1,631,222	5,813,499	3,581,126
United States	4,320,119	3,665,181	6,677,957	6,594,828
Revenue from Original design manufacturing	23,815,839	14,098,035	43,442,849	30,523,434
Revenue from retail sales - China	252,558		372,756
Total revenue	$24,068,397	$14,098,035	$43,815,605	$30,523,434

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

NOTE 19 - SUBSEQUENT EVENTS

According to the Articles of Association of Goldenway, Goldenway was obligated to fulfill, i.e., pay in, registered capital of $17,487,894 within three years from February 2, 2005. As of July 10, 2008, the Company had fulfilled $5,630,000 of its registered capital requirements and had a registered capital commitment of $11,857,894 due by July 25, 2008. In July 2008, the Company obtained the approval from the government granting the extension to make the required capital contribution on or before April 25, 2009.

On July 16, 2008, the Company’s common stock began trading on the American Stock Exchange market under the trading symbol “EVK”.

On July 25, 2008, the Company paid off a bank loan in the amount of $5,777,640.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the six months ended June 30, 2008 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

As the first Chinese apparel company listed on the American Stock Exchange, we are a leading apparel manufacturer and an apparel supplier to well-known, middle- to high-grade casual, outerwear and sportswear brands. We have strategic business partners in the U.S., Europe, Japan and China, including famous brands and retail chain stores. We also manufacture, market, and distribute our own branded products in our domestic market. We manufacture our apparel products in the People’s Republic of China (PRC) at our three factories located in the Nanjing Jiangning Economic and Technological Development Zone and Shangfang Town in the Jiangning District in Nanjing, China. We conduct our operations through three wholly-owned subsidiaries: Goldenway Nanjing Garments Company Limited (“Goldenway”), Nanjing New-Tailun Garments Company Limited (“New Tailun”), and Nanjing Catch-Luck Garments Co., Ltd. (“Catch-Luck”).

We incorporated Shanghai LA GO GO Fashion Company Limited (“La Go Go”), a joint venture of Goldenway and Shanghai La Chapelle Garment and Accessories Company Limited (“La Chapelle”) in the PRC on January 24, 2008. La Go Go’s business objective is to establish a leading brand of ladies’ garments and to build a retail and wholesale distribution channel for the mainland Chinese market.

Although we have our own manufacturing capacity, we currently outsource most of our manufacturing to strategic alliances as a part of our overall business strategy. Outsourcing much of the manufacturing work allows us to maximize production capacity and maintain flexibility while managing capital expenditures and maintenance costs. We inspect products manufactured by our contractors to ensure that they meet our rigorous quality control standards.

For the six months ended June 30, 2008, approximately 62% of our revenues came from customers in Europe, 15% from customers in the United States, 13% from customers in Japan, and 10% from customers in China. For the six months ended June 30, 2007, approximately 61% of our revenues came from customers in Europe, 22% from customers in the United States, 12% from customers in Japan, and 5% from customers in China. We believe that our Company currently maintains good relationships with our customers.

We purchase a majority of our raw materials directly from numerous local fabric and accessories suppliers. We also purchase finished goods from other contract manufacturers. For the six months ended June 30, 2008 and 2007, purchases from our five largest suppliers accounted for 24% and 32% of our total purchases, respectively. For the six months ended June 30, 2008, no purchases from a single supplier exceeded 10% of our total purchase amount. For the same period in 2007, purchases from our largest supplier accounted for 11% of our total purchases. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe that our Company currently maintains good relationships with our suppliers.

As of June 30, 2008, our three factories in Nanjing employed over 1,800 people and had an annual production capacity of over 12 million pieces. As of June 30, 2008, La Go Go employed nearly 170 people. We consider relations with our employees to be satisfactory.

On April 7, 2006, we acquired a fifty-year land use right on 112,442 square meters of land in the Nanjing Jiangning Economic and Technological Development Zone. The land contains an existing facility of 26,629 square meters, which includes manufacturing and office space. At the end of 2006, we completed construction of a new office building and adjoining factory. We consolidated our operations to our new headquarters and manufacturing facility in January 2007. The new manufacturing facility occupies an area of 10,000 square meters and is equipped with state-of-the-art equipment. The new land and building were used as collateral to obtain a two-year loan amounting to RMB 50,000,000 from Nanjing Bank. This loan matured on July 31, 2008, and the loan has been fully repaid as of the maturity date.

Our four operating subsidiaries, all of which are incorporated in the PRC, are governed by PRC income tax laws and are subject to the PRC enterprise income tax. Each of our consolidating entities files its own separate tax return, and we do not file a consolidated tax return. In 2007, Goldenway enjoyed a 50% reduction in its income tax as a foreign invested enterprise that exports over 70% of its output and was entitled a lower income tax rate of 12%. In 2008, the income tax rate for Goldenway was 25%. New-Tailun and Catch-Luck were entitled to two-year income tax exemptions effective for the 2006 and 2007 tax years, and for the three years thereafter (2008, 2009 and 2010), and, based on current income tax laws, these entities will be entitled to a 50% reduction in enterprise income tax rate of 25%. La Go Go was established on January 24, 2008, and its income tax rate is 25%. All of our income before income taxes and the income taxes that we pay are related to our operations in China.

Private Placement Financing

On August 2, 2007, we completed a $2 million private placement involving the issuance of our secured convertible notes and warrants pursuant to subscription agreements (“Subscription Agreements”) with six accredited investors. This private placement financing closed on August 6, 2007. Under the terms of the financing, we issued and sold two-year secured convertible notes in the principal amount of $2,000,000 to investors, secured by all of the assets of Ever-Glory excluding its subsidiaries. As of June 30, 2008, the note holders converted $750,000 of principal plus accrued interest of $2,155 to 341,893 shares of common stock of the Company.

Other Events

On July 16, 2008, our shares of common stock began trading on the American Stock Exchange (“AMEX”) under the trading symbol “EVK.”. We are the first Chinese apparel company to have its securities listed on AMEX.

According to the Articles of Association of Goldenway, Goldenway had to fulfill registered capital requirements of $17,487,894 within three years from February 2, 2005. As of February 1, 2008, the Company fulfilled $3,630,000 of its registered capital requirements and had a registered capital commitment of $13,857,894 payable by February 1, 2008. In April 2008, we obtained approval from the government granting an extension to make the required capital contribution by July 25, 2008. As of July 10, 2008, the Company fulfilled $5,630,000 of its registered capital requirements and had a registered capital commitment of $11,857,894 payable by July 25, 2008. In July 2008, the Company obtained the approval from the government granting a further extension to make the required capital contribution until April 25, 2009.

Sales and Expenses

We market and sell our products through a combination of international distributors and direct sales to brands and retail chain stores primarily in Europe, the United States and Japan. We also manufacture, market, and distribute our own branded products in our domestic market.

For our new customers, we ordinarily accept orders backed by a letter of credit. For our established customers, we generally accept payment within 30 to 120 days following delivery of finished goods to the customer.

Cost of goods sold includes direct material cost, direct labor cost and manufacturing overheads, including depreciation of production equipment consistent with the revenue earned.

Our selling expenses consist primarily of transportation and unloading charges and product inspection charges.

Our general and administrative expenses consist primarily of executive, finance, accounting, facilities and human resources personnel, office expenses and professional fees.

CRITICAL ACCOUNTING POLICIES

We have identified critical accounting policies that, as a result of judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operation involved could result in material changes to our financial position or results of operations under different conditions or using different assumptions.

The preparation of our financial statements in conformity with generally accepted accounting principles (GAAP) in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates in 2008 and 2007 include the estimated residual value and useful life of property and equipment and the assumptions made when we used the Black-Scholes option price model to value the warrants we have issued.

Inventories, consisting of raw materials, work-in progress, and finished goods related to our products are stated at the lower of cost or market utilizing the specific identification method.

We recognize revenue, net of value added taxes, upon delivery for local sales and upon shipment of the products for export sales, at which time title passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed and determinable; and collectability is deemed probable.

Details regarding our use of these policies and the related estimates are described in the accompanying notes to our Consolidated Financial Statements as of and for the three months and six months ended June 30, 2008. There have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, FASB issued Statement 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value in GAAP. More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principle market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 157 to have an impact on the Company’s results of operations or financial condition.

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

In December 2007, the FASB issued SFAS 141R, “Business Combinations,” which applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This statement replaces FASB Statement No. 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. The Company believes that adoption of the FAS 141R will have a material effect on future acquisitions.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). This Statement will not have any impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have any impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. Management is currently evaluating the impact of adoption of EITF No. 07-5 on the Company’s financial statements.

In June 2008, FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”)”. The objective of EITF No.08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. Management is currently evaluating the impact of adoption of EITF No. 08-4 on the accounting for the convertible notes and related warrants transactions.

Results of Operations

The following is a discussion and analysis of our results of operations, comparing the three and six months ended June 30, 2008 and 2007.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The following table summarizes our results of operations for the three months ended June 30, 2008 and 2007. The table and the discussion below should be read in conjunction with the unaudited financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended June 30,
	2008		2007		Increase	% Increase
Sales	$24,068,397	100.0%	$14,098,035	100.00%	$9,970,362	70.7%
Gross Profit	$4,353,837	18.1%	$2,238,455	15.9%	$2,115,382	94.5%
Operating Expense	$2,145,959	8.9%	$1,083,087	7.7%	$1,062,872	98.1%
Income From Operations	$2,207,878	9.2%	$1,155,368	8.2%	$1,052,510	91.1%
Other Expenses	$(574,385)	-2.4%	$(121,762)	-0.9%	$(452,623)	371.7%
Income before income tax expenses	$1,633,493	6.8%	$1,033,606	7.3%	$599,887	58.0%
Income tax expenses	$284,809	1.2%	$6,629	0.0%	$278,180	4196.4%
Minority interest	$(620)	—	—	—	$(620)	—
Net Income	$1,349,304	5.6%	$1,026,977	7.3%	$322,327	31.4%

Revenue

The following table sets forth a breakdown of our total sales revenue, by region, for the periods indicated:

	Three Months Ended June 30,
	2008		2007
	$	% of total revenues	$	% of total revenues	Growth in 2008 Compared to 2007
	(in U.S. dollars, except for percentages)
ODM Sales

Europe	14,279,799	59.3%	7,927,943	56.2%	80.1%

U.S.	4,320,119	18.0%	3,665,181	26.0%	17.9%

Japan	3,313,527	13.8%	1,631,222	11.6%	103.1%

China	1,902,394	7.9%	873,689	6.2%	117.8%

Domestic Retail Sales

Retail	252,558	1.0%	—	—	—

Total revenues	24,068,397	100.0%	14,098,035	100.0%	70.7%

We generate revenues primarily from the original design manufacturing (ODM) of garments mainly for the export markets. In 2008, we entered the domestic retail market focusing on our own branded garments. Total sales for the three months ended June 30, 2008 were $24,068,397, an increase of 70.7% from $14,098,035 for 2007. The increase was primarily attributable to an overall increase in ODM sales to customers in Europe, U.S., Japan and the PRC.

ODM sales to customers in Europe accounted for 59.3% of our revenue for the three months ended June 30, 2008, up 80.1% as compared to the same period in 2007, mainly due to two new European customers, which increased our orders during the first two quarters of 2008.

ODM sales to customers in the U.S. accounted for 18.0% of our revenue for the three months ended June 30, 2008, up 17.9% compared to the same period in 2007, mainly due to orders from a new U.S. customer we attracted in 2008.

ODM sales to customers in Japan accounted for 13.8% of our revenue for the three months ended June 30, 2008, up 103.1% compared to the same period in 2007, as we became more successful with the premium brands in the Japanese market.

ODM sales to customers in China accounted for 7.9% of our revenue for the three months ended June 30, 2008, up 117.8% compared to the same period in 2007, as we received an increase in orders from our customers in Hong Kong.

Sales generated from the domestic retail market accounted for 1.0% of our revenue in 2008.

The table below breaks down our total revenues generated from related-party and unrelated-party during the periods indicated:

	Three Months Ended June 30,
Net Sales	2008		2007		Increase (Decrease)	% Change
To related parties	$67,461	0.3%	$407,188	2. 9%	$(339,728)	(83.4)%
To third parties	$24,000,936	99.7%	$13,690,847	97.1%	$10,310,090	75.3%
Total	$24,068,397	100.0%	$14,098,035	100.0%	$9,970,362	70.7%

Net sales to related parties accounted for 0.3% of our total sales for the three months ended June 30, 2008, a decrease from 2.9% for the same period in 2007. Management expects sales to related parties will continue to constitute a small portion of our total sales.

Cost of Sales and Gross Margin

The following table sets forth the components of our cost of sales and gross profit both as a dollar amount and as a percentage of total net sales for the periods indicated.

	Three Months Ended June 30,
	2008		2007		Change	% Change
Total Net Sales	$24,068,397	100.0%	$14,098,035	100.0%	$9,970,362	70.7%
Raw materials	$11,513,571	47.8%	$6,655,759	47.2%	$4,857,812	73.0%
Labor	$778,921	3.2%	$827,425	5.9%	$(48,504)	(5.9)%
Outsource Production Costs	$7,071,341	29.4%	$4,115,411	29.2%	$2,955,930	71.8%
Other and Overhead	$268,475	1.1%	$260,985	1.9%	$7,490	2.9%
Retail-purchase finishing garments from other factories	$82,252	0.4%	—	—	—	—
Total Cost of Sales	$19,714,560	81.9%	$11,859,580	84.1%	$7,854,980	66.2%
Gross Profit	$4,353,837	18.1%	$2,238,455	15.9%	$2,115,382	94.5%

Raw materials costs accounted for 47.8% of our total net sales for the three months ended June 30, 2008, an increase of 73.0% compared to the same period in the prior year. These costs, as a percentage of our total net sales, increased from 47.2% to 47.8%. This slight increase was due to price increases of raw materials, particularly fabric.

Labor costs accounted for 3.2% of our total net sales for the three months ended June 30, 2008, a 5.9% decrease from the same period in the prior year. This decrease was mainly due to a workforce reduction. In 2008, Goldenway increased outsourcing to independent contract manufacturers and reduced the number of its own line employees with the intention to better manage its labor costs.

Outsourcing production costs increased 71.8% for the three months ended June 30, 2008 compared to the same period in the prior year. These costs, as a percentage of our total net sales, increased from 29.2% to 29.4%.

Overhead and other expenses accounted for 1.1% of our total net sales for the three months ended June 30, 2008, compared to 1.9% for the same period in 2007. This decrease was due to a reduction in our workforce.

Total cost of sales for the three months ended June 30, 2008 was $19,714,560, an increase of 66.2%, or $7,854,980, from $11,859,580 for the same period in 2007. As a percentage of total net sales, cost of sales for the three months ended June 30, 2008 decreased from 84.1% for the same period in 2007 to 81.9%. Consequently, gross margin as a percentage of revenues increased to approximately 18.1% from 15.9% for the same period in 2007. The increase in gross margin was attributable to better control of our manufacturing overhead and improvements in production efficiency.

The following table sets forth our total net sales, cost of sales, gross profit and gross margin of the geographic market segments indicated for the periods indicated.

	For the Three Months Ended				For the Three Months Ended
	June 30, 2008				June 30, 2007
	Net Sales	Cost of sales	Gross profit	Gross margin	Net Sales	Cost of sales	Gross profit	Gross margin
ODM Sales
Europe	14,279,799	11,683,442	2,596,357	18.2%	7,927,943	6,388,318	1,539,625	19.4%
U.S.	4,320,119	3,808,467	511,652	11.8%	3,665,181	3,317,757	347,424	9.5%
Japan	3,313,527	2,605,618	707,909	21.4%	1,631,222	1,352,741	278,481	17.1%
China	1,902,394	1,533,271	369,123	19.4%	873,689	800,764	72,925	8.4%
Domestic Sales
Retail	252,558	83,762	168,796	66.8%	—	—	—	—
Total	24,068,397	19,714,560	4,353,837	18.1%	14,098,035	11,859,580	2,238,455	15.9%

Gross margin in the EU was 18.2% for the three months ended June 30, 2008, compared to 19.4% for the same period in 2007. Although we received more repeat orders in the second quarter of 2008, our gross margin decreased slightly due to an increase in the purchasing price of raw materials.

Gross margin in the U.S. was 11.8% for the three months ended June 30, 2008, compared to 9.5% for the same period in 2007, as we adjusted our customer structure and shifted from targeting mass markets to higher quality market segments. As a result, gross margin in the U.S. market improved.

Gross margin in Japan was 21.4% for the three months ended June 30, 2008, compared to 17.1% for the same period in 2007, as we became more successful with premium brands. During the second quarter of 2008, 50% of our sales revenues came from two premiums, each of which had higher gross margins than work uniforms that we sold in the Japanese market.

Gross margin in China was 19.4% for the three months ended June 30, 2008, compared to 8.4% for the same period in 2007, as we adjusted our customer structure and shifted from targeting mass markets to higher quality market segments

Overall gross margin for the three months ended June 30, 2008 was 18.1%, up from 15.9% for the same period in 2007, mainly as a result of improved gross profit margins that we achieved in most of our geographic markets but especially in the Japanese and Chinese markets.

Selling, and General and Administrative Expenses

	For the Three Months Ended June 30,
	2008		2007
	$	% of Total Net Sales	$	% of Total Net Sales	change	% change
	(in U.S. Dollars, except for percentages)
Gross Profit	$4,353,837	18.1%	$2,238,455	15.9%	$2,115,382	94.5%
Operating Expenses:
Selling Expenses	368,564	1.5%	149,812	1.1%	$218,752	146.0%
General and Administrative Expenses	1,777,395	7.4%	933,275	6.6%	$844,120	90.4%
Total	2,145,959	8.9%	1,083,087	7.7%	$1,062,872	98.1%
Income from Operations	2,207,878	9.2%	1,155,368	8.2%	$1,052,510	91.1%

Selling expenses in 2008 increased by 146.0% from $149,812 in the three months ended June 30, 2007 to $368,564 in the three months ended June 30, 2008. This was due to increased traveling expenses and reception expenses incurred by our international sales force in efforts to attract new customers, increased export expenses, and $63,572 expended to promote our domestic La Go Go retail brand.

General and administrative expenses (G&A) increased by 90.4% from $933,275 in the three months ended June 30, 2007 to $1,777,395 in the three months ended June 30, 2008. However, as a percentage of net sales, G&A expenses for the three month period increased slightly from 6.6% in 2007 to 7.4% in 2008. The increase is partially explained by the higher depreciation and amortization of our office facilities. Payroll also increased in the second quarter of 2008 as we hired more management staff to handle our business expansion. The increased in expenses incurred by our U.S. parent company for investor relations also affected our total G&A expenses.

Income from Operations

Income from operations increased by 91.1% from $1,155,368 in the three months ended June 30, 2007 to $2,207,878 in the three months ended June 30 2008 as we expanded market exposure, increased our sales volume and improved cost management during the current reporting period.

Interest Expenses

	Three Months Ended June 30,
	2008	2007	Increase	% Increase
Bank Loans	$75,489	$70,066	$5,423	7.7%
Related party	$57,455	$59,534	$(2,079)	(3.5)%
Convertible notes interest	$19,143	—	$19,143	—
Convertible notes-amortization of discount	$479,039	—	$479,039	—
Total	$631,126	$129,600	$501,526	387.0%

Interest expense was $631,126 for the three months ended June 30, 2008 compared to $129,600 for the same period in 2007. This increase was mainly due to the interest expense incurred related to the convertible notes issued in August 2007.

Other Expenses

Other expenses increased $44,893 from $41 in the three months ended June 30, 2007 to $44,934 in the three months ended June 30, 2008. This increase was mainly attributable to the foreign currency transaction loss due to the exchange rate fluctuation between our functional currency (RMB) and the foreign currency in which transactions were denominated.

Income Tax Expenses

Income tax expenses for the three months ended June 30, 2008 and 2007 amounted to $284,809 and $6,629, respectively. This increase was due to the expiration of Goldenway’s tax holiday, resulting in Goldenway becoming subject to a 25% Chinese enterprise income tax rate on January 1, 2008. Catch Luck and New-Tailun are subject to a preferential tax rate of 12.5% for three years beginning with 2008.

Net Income

Net income for the three months ended June 30, 2008 was $1,349,304, an increase of $322,327 or 31.4% from net income of $1,026,977 in the same period in 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The following table summarizes our results of operations for the six months ended June 30, 2008 and 2007. The table and the discussion below should be read in conjunction with the unaudited financial statements and the notes thereto appearing elsewhere in this report.

	Six Months Ended June 30,
	2008		2007		Increase	% Increase
Sales	$43,815,605	100.0%	$30,523,434	100.0%	$13,292,171	43.6%
Gross Profit	$8,074,873	18.4%	$4,631,141	15.2%	$3,443,732	74.4%
Operating Expense	$3,644,974	8.3%	$2,031,873	6.7%	$1,613,101	79.4%
Income From Operations	$4,429,899	10.1%	$2,599,268	8.5%	$1,830,631	70.4%
Other Expenses	$(1,311,406)	-3.0%	$(252,226)	-0.8%	$(1,059,180)	419.9%
Income before income tax expenses	$3,118,493	7.1%	$2,347,042	7.7%	$771,451	32.9%
Income tax expenses	$568,647	1.3%	$82,323	0.3%	$486,324	590.8%
Minority interest	$3,249	—	—	—	$3,249	—
Net Income	$2,546,597	5.8%	$2,264,719	7.4%	$281,878	12.5%

Revenue

The following table sets forth a breakdown of our total sales revenue, by region, for the periods indicated:

	Six Months Ended June 30,
	2008		2007
	$	% of total revenues	$	% of total revenues	Growth in 2008 compared to 2007
	(in U.S. dollars, except for percentages)
ODM Sales

Europe	27,254,432	62.2%	18,552,676	60.8%	46.9%

U.S.	6,677,957	15.2%	6,594,828	21.6%	1.3%

Japan	5,813,499	13.3%	3,581,126	11.7%	62.3%

China	3,696,961	8.4%	1,794,804	5.9%	106.0%

Domestic Retail Sales

Retail	372,756	0.9%	—	—	—

Total revenues	43,815,605	100.0%	30,523,434	100.0%	43.6%

We generate revenues primarily from the original design manufacturing (ODM) of garments mainly for the export markets and have entered into the domestic retail market focusing on our own branded garments during 2008. Sales for the six months ended June 30, 2008 were $43,815,605, an increase of 43.6% from $30,523,434 for 2007. The increase was primarily attributable to an overall increase in ODM sales to customers in Europe, U.S., Japan and the PRC.

ODM sales to customers in Europe accounted for 62.2% of our revenue in the six months ended June 30, 2008, up 46.9% as compared to the same period in 2007. In 2008, we attracted two new customers in Europe, which increased orders during the first six months of 2008, and we also received an increase in orders from our largest customer in Europe.

ODM sales to customers in the U.S. accounted for 15.2% of our revenue in the six months ended June 30, 2008. Sales revenues were consistent between the six months ended June 30, 2008 and 2007. Due to the increase in sales in other geographic markets, however, sales generated in the U.S. market as a percentage of total global sales decreased by 6.4%.

Sales to customers in Japan accounted for 13.3% of our revenue in the six months ended June 30, 2008, up 62.3% compared to the same period in 2007, as we were more successful with premium brands in the Japanese market.

Sales to customers in the PRC market accounted for 8.4% of our revenue in 2008, up 106.0% compared to the same period in 2007, as we received an increase in orders from our customers in Hong Kong.

Sales from the domestic retail market accounted for 0.9% of our revenue in 2008. La Go Go was incorporated on January 24, 2008 and obtained its retail license on April 3, 2008. As of June 30, 2008, we have 39 stores leased and/or managed with an average store size of 80 square meters. We continue to develop new retail stores, and, as of July 31, 2008, the number of retail stores increased to 44 stores located in 22 cities.

Below is a breakdown of total revenues generated from related-parties and unrelated third parties during the periods indicated:

	Six Months Ended June 30,
Net Sales	2008		2007		Increase	% Change
To related parties	$492,562	1.1%	$454,016	1.5%	$38,546	8.5%
To third parties	$43,323,043	98.9%	$30,069,418	98.5%	$13,253,625	44.1%
Total	$43,815,605	100.0%	$30,523,434	100.0%	$13,292,171	43.6%

Net sales to related parties accounted for 1.1% of our total sales in the six months ended June 30, 2008, a decrease from 1.5% compared to the same period in 2007. Management expects sales to related parties will continue to constitute a small portion of our total sales.

Cost of Sales and Gross Margin

The following table sets forth the components of our cost of sales and gross profit both as an amount and as a percentage of total net sales for the periods indicated.

	Six Months Ended June 30,
	2008		2007		Change	% Change
Total Net Sales	$43,815,605	100. 0%	$30,523,434	100.0%	$13,292,171	43.6%
Raw materials	$21,124,898	48.2%	$13,782,346	45.1%	$7,342,552	53.3%
Labor	$1,383,333	3.2%	$1,806,165	5.9%	$(422,832)	(23.4)%
Outsource Production Costs	$12,553,965	28.6%	$9,602,660	31.5%	$2,951,305	30.7%
Overhead and Other	$560,210	1.3%	$701,122	2.3%	$(140,912)	(20.1)%
Retail-purchase finishing garments from other factories	$118,326	0.3%	—	—	—	—
Total Cost of Sales	$35,740,732	81.6%	$25,892,293	84.8%	$9,848,439	38.0%
Gross Profit	$8,074,873	18.4%	$4,631,141	15.2%	$3,443,732	74.4%

Cost of raw materials accounted for 48.2% of our total net sales in 2008, an increase of 53.3% compared to the prior year. These costs, as a percentage of our total net sales, increased from 45.1% to 48.2% for the six months ended June 30, 2008 and 2007, respectively. This increase was mainly due to the higher annualized inflation rate of approximately 8-9%. In addition, gasoline prices increased in China by 20% on June 1, 2008. These factors pushed suppliers to increase the prices of raw materials.

Labor costs accounted for 3.2% of our total net sales in the six months ended June 30, 2008, down from 5.9% in the same period in 2007. This decrease was mainly due to a workforce reduction. In 2008, Goldenway began to increase outsourcing to independent contract manufacturers and reduced the number of its own line employees with an intention to manage its labor costs better.

Outsource production costs accounted for 28.6% of our total net sales in the six months ended June 30, 2008, down from 31.5% in the same period last year.

Overhead and other expenses accounted for 1.3% of our total net sales in the first six months of 2008, compared to 2.3% for the same period in 2007. This decrease was a result of a reduction in the number of our employees.

Total cost of sales for the six months ended June 30, 2008 was $35,740,732, an increase of 38.0% from $25,892,293 in the same period in 2007. This increase was attributable to increased production volume and sales. As a percentage of total net sales, our cost of sales decreased from 84.8% to 81.6% for the six months ended June 30, 2008 and 2007, respectively. Consequently, gross margins as a percentage of revenues increased from 15.2% for the six months ended June 30, 2007 to 18.4% for the same period in 2008. The 3.2% increase was attributable to better control of our manufacturing overhead and improvements in production efficiency.

The following table sets forth our total net sales, cost of sales, gross profit and gross margin for the geographic market segments indicated and for the periods indicated.

	Six Months Ended June 30,
	2008				2007
	Net Sales	Cost of sales	Gross profit	Gross margin	Net Sales	Cost of sales	Gross profit	Gross margin
ODM Sales
Europe	27,254,432	22,258,799	4,995,633	18.3%	18,552,676	15,319,388	3,233,288	17.4%
U.S.	6,677,957	5,756,111	921,846	13.8%	6,594,828	6,280,426	314,402	4.8%
Japan	5,813,499	4,717,790	1,095,709	18.9%	3,581,126	3,062,933	518,193	14.5%
China	3,696,961	2,888,196	805,765	21.9%	1,794,804	1,229,546	565,258	31.5%
Domestic Sales
Retail	372,756	119,836	252,920	67.9%	—	—	—	—
Total	43,815,605	35,740,732	8,074,873	18.4%	30,523,434	25,892,293	4,631,141	15.2%

Gross margin in the EU was 18.3% for the six months ended June 30, 2008, compared to 17.4% for the same period in 2007, as we shifted from targeting mass markets to higher quality market segments, and we received an increase in repeat orders in 2008. Since there no longer is a sales quote for exporting goods to most European countries, we have greater flexibility to develop and select customers who are willing to offer better purchase prices for high quality products.

Gross margin in U.S. was 13.8% for the six months ended June 30, 2008, compared to 4.8% for the same period in 2007 as we shifted from targeting mass markets to higher quality market segments. We attracted several new customers willing to offer competitive purchase prices, but we also cut sales orders with customers asking for lower prices.

Gross margin in Japan was 18.9% for the six months ended June 30, 2008, compared to 14.5% for the same period in 2007, as we became more successful with premium brands in the Japanese market, where the major exported product used to be uniforms. In the six months ended June 30, 2008, 50% of our Japanese sales came from two premium brands, both of which had higher gross margins.

Gross margin in China was 21.9% for the first six months of 2008, compared to 31.5% for the same period in 2007, as we received an increase in repeat orders in 2008. In connection with these repeat orders, we were not able to fully pass on our increased production costs to our repeat customers within China, and as a result our gross margin in China decreased for the six month period ending June 30, 2008, as compared with the same period last year.

Overall gross margin in 2008 was 18.4%, up from 15.2% in 2007, mainly as a result of increased gross profit margins achieved in most of our geographic markets.

Selling, and General and Administrative Expenses

	For the Six Months Ended June 30,
	2008		2007
	$	% of Total Sales	$	% of Total Sales	change	% change
	(in U.S. Dollars, except for percentages)
Gross Profit	$8,074,873	18.4%	$4,631,141	15.2%	$3,443,732	74.4%
Operating Expenses:
Selling Expenses	646,092	1.5%	325,710	1.1%	$320,382	98.4%
General and Administrative	2,998,882	6.8%	1,706,163	5.6%	$1,292,719	75.8%
Total	3,644,974	8.3%	2,031,873	6.7%	$1,613,101	79.4%
Income from Operations	4,429,899	10.1%	2,599,268	8.5%	$1,830,631	70.4%

Selling expenses in 2008 increased by 98.4% from $325,710 in the six months ended June 30, 2007 to $646,092 in the six months ended June 30, 2008. This was due to an increase in traveling expenses and marketing expenses incurred by our international sales force to attract new customers, increased export expenses, and $122,559 expended by La Go Go to promote our domestic retail brand.

General and administrative expenses increased by 75.8% from $1,706,163 in the six months ended June 30, 2007 to $2,998,882 in the six months ended June 30, 2008. However, as a percentage of net sales, general and administrative expenses increased from 5.6% to 6.8% for the six months ended June 30, 2008 and 2007, respectively. The increase is partially explained by an increase in depreciation and amortization of our office facilities. Payroll also increased during the six months ended June 30, 2008 as compared to the same period in 2007 as a result of the increase in our management staff to handle expansion of our business. The increase in general and administrative expenses is also attributable to the increase in expenses incurred by our U.S. parent company for investor relations.

Income from Operations

Income from operations increased from $2,599,268 in the six months ended June 30, 2007 to $4,429,899 in the six months ended June 30, 2008, a 70.4% increase, as we expanded our market exposure, increased our sales volume and improved cost management during the six months ended June 30, 2008.

Interest Expenses

	Six Months Ended June 30,
	2008	2007	Increase (Decrease)	% Increase
Bank Loans	$144,346	$143,661	$685	0.5%
Related party	$116,571	$118,229	($1,658)	(1.4)%
Convertible notes interest	$45,985	—	$45,985	—
Convertible notes-amortization of discount	$902,052	—	$902,052	—
Total	$1,208,954	$261,890	$947,064	361.6%

Interest expense was $1,208,954 for the six months ended June 30, 2008 compared to $261,890 for the same period in 2007. This increase was mainly due to interest expense incurred related to the convertible notes issued in August 2007.

Other Expenses

Other expenses increased $235,976 from $125 in the six months ended June 30, 2007 to $236,101 in the six months ended June 30, 2008. This increase was mainly attributable to the foreign currency transaction loss due to the exchange rate fluctuation between the Company’s functional currency (RMB) and the foreign currency in which transactions are denominated.

Income Tax Expenses

Income tax expense for the six months ended June 30, 2008 and 2007 amounted to $568,647 and $82,323, respectively, and our effective income tax rates were 13.1% and 4.0% for the six months ended June 30, 2008 and 2007, respectively. This increase was mainly due to the expiration of Goldenway’s tax holiday on December 31, 2007. Catch-Luck and New-Tailun are subject to higher preferential tax rates starting in 2008.

Our PRC subsidiaries are subject to various preferential tax policies, and the following income tax rates apply for 2007 and 2008:

	2008	2007

Goldenway	25.0%	12.0%
Catch-Luck	12.5%	0.0%
New-Tailun	12.5%	0.0%
La Go Go	25.0%	0.0%

Goldenway was incorporated in the PRC and is subject to PRC income tax laws and regulations. Goldenway is subject to an income tax rate of 25%.

New-Tailun and Catch-Luck were incorporated in the PRC and are subject to PRC income tax laws and regulations. According to relevant laws and regulations in the PRC, enterprises with foreign investment in the PRC are entitled to full exemption from income tax for two years beginning with the first year the enterprise becomes profitable and has accumulated profits; such enterprises are entitled to a 50% income tax reduction for the subsequent three years. New-Tailun and Catch-Luck were approved as a wholly foreign-owned enterprise in 2006 and are entitled to 100% income tax exemptions in 2006 and 2007 and a 50% tax reduction for the next three years. In 2008, New-Tailun and Catch-Luck are subject to an income tax rate of 12.50%.

La Go Go was established on January 24, 2008, and its income tax rate is 25%.

Perfect Dream Limited was incorporated in the British Virgin Islands on July 1, 2004, and its income tax rate is 0%.

Ever-Glory International Group Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes through June 30, 2008. The net operating loss carry forwards for United States income tax purposes may be available to reduce taxable income in future years. These carry forwards will expire, if not utilized, through 2028. Management believes that the realization of benefits from these losses appears uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we have provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make any necessary adjustments.

Net Income

Net income for the six months ended June 30, 2008 was $2,546,597, an increase of $281,877 or 12.4% from $2,264,719 in the first six months of  2007.

Minority Interest

On January 9, 2008, concurrent with Goldenway’s investment, Goldenway entered into an Agreement with La Chapelle, to form a joint venture to develop, promote and market a new line of women’s wear in China. Goldenway agreed to initially invest RMB 6 Million (or approximately $826,000) in cash, and the joint-venture partner, La Chapelle, agreed to invest RMB 4 Million (or approximately $553,040) in cash, for a 60% and 40% stake in the joint venture, respectively. The joint venture is consolidated with the Company’s financial statements in 2008, while the 40% stake classified as a minority interest. As of June 30, 2008, we recorded $586,942 as minority interest.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had cash and cash equivalents of $1,643,493, other current assets of $23,088,903 and current liabilities of $13,741,916. We presently finance our operations primarily with cash flows from our operations, and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs. If we require additional capital to expand or enhance our existing facilities, we will consider debt or equity offerings or institutional borrowings as potential means of financing.

Net cash provided by operating activities for the six months ended June 30, 2008 was $3,007,636 compared with net cash provided by operating activities of $2,093,377 in the same period of 2007. This increase was mainly attributable to the increase in our income from operations.

Net cash used in investing activities for the six months ended June 30, 2008 was $1,742,234, compared with $344,193 in the same period of 2007. On January 9, 2008, Goldenway entered into a Capital Contribution Agreement (“Capital Contribution Agreement”) with La Chapelle, a Shanghai-based garment maker, and several shareholders of La Chapelle. Pursuant to the terms of the Capital Contribution Agreement, Goldenway invested $1,397,700 in cash (RMB10 million) in La Chapelle for a 10% stake in La Chapelle.

Net cash used in financing activities for the six months ended June 30, 2008 was $410,286, compared with $2,587,322 in the same period of 2007. The decrease was mainly due to repayment of $4,964,400 to Nanjing Bank and $1,990,000 to Blue Power Holding Ltd. We also received $553,040 from La Chapelle in connection with the formation of La Go Go.

On August 15, 2006, Goldenway entered into credit agreements with Nanjing Bank to borrow an aggregate principal amount of up to $7.30 million within 24 months. The loans were secured by our new facilities and were used to fund construction costs as well as our daily operations. As of June 30, 2008, we had a loan with Nanjing Bank with a principal amount of  approximately $5.8 million at an interest rate of 7.227% per annum. We repaid this loan in full on July 25, 2008,  prior to the loan’s maturity date on July 31, 2008. We continue to have access to our credit facility with Nanjing Bank, for up to 50 million RMB (approximately $7.3 million) until August 15, 2008. We are currently in the process of negotiating the terms of our credit facility with Nanjing Bank, and will seek to extend the expiration date of the credit facility. We plan to repay any additional loans under these credit agreements with cash flow from operations. In the event that we do not have available cash flow from operations to repay these additional loans, we will seek to consolidate and refinance the loans at maturity.

On August 2, 2007, we consummated a private placement of $2,000,000 of our secured convertible notes. We received net proceeds of $1,757,480 excluding financing costs. The financing was mainly to supplement our working capital.

In addition, as of June 30, 2008, we borrowed $2,601,556 from a related party for the main purpose of funding the increased registered capital of Goldenway. Interest to be paid to this related party totaled $116,571 for the half year of 2008.

Capital Commitments

We have a continuing program for the purpose of improving our manufacturing facilities. We anticipate that cash flows from operations and borrowings from banks will be used to pay for these capital commitments. The Articles of Association of our Goldenway subsidiary required that registered capital of approximately $17.5 million be paid into Goldenway by February 1, 2008. The increased registered capital is to be paid in installments within three years of the issuance of Goldenway’s updated business license. As of February 1, 2008, we fulfilled $3.6 million of our registered capital requirements, and had a registered capital commitment of $13.9 million due by February 1, 2008. In April 2008, we obtained approval from the government granting us an extension to make the required capital contribution by July 25, 2008. As of July 10, 2008, we fulfilled the $5.6 million registered capital requirement, and had a registered capital commitment of $11.9 million payable by July 25, 2008. In July 2008, we obtained approval from the government granting us an extension to make the required capital contribution on or before April 25, 2009.

On August 2, 2007, the Company consummated a private placement of $2,000,000 senior secured convertible notes. The notes mature and become due and payable two years after the date they were issued, unless they are sooner converted by the note holders into our common stock. As of June 30 2008, the note holders converted $750,000 of principal plus accrued interest of $2,155 to 341,893 shares of common stock of the Company. If the outstanding balance of the notes is not converted into common stock, we will be required to repay the outstanding principal balance of $1,250,000 plus accrued interest on August 2, 2009.

Uses of Liquidity

Our cash requirements through the end of fiscal 2008 will be primarily to fund daily operations for the growth of our business. Management will consider acquiring additional manufacturing capacity in the future to strengthen and stabilize our manufacturing base. We intend to establish our own distribution and logistics channels in overseas markets. As discussed above, on January 9, 2008, we entered into a joint venture to launch a proprietary brand directly into the Chinese market, which was also expected to require additional cash investments in 2008. In addition, we must make certain required capital contributions to our Goldenway subsidiary in accordance with a timetable to be determined with the input of applicable local authorities.

Sources of Liquidity

Our primary sources of liquidity for our short-term cash needs are expected to be from cash flows generated from operations and cash and cash equivalents currently on hand. We believe that we will be able to borrow additional funds if needed.

We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our needs for working capital, capital expenditure and other commitments through the end of 2008. For our long-term cash needs, we are currently considering a number of different financing opportunities, which may include debt and equity financing. No assurance can be made that such financing will be available to us, and adequate funds may not be available on terms acceptable to us. If additional funds are raised through the issuance of equity securities, dilution to existing shareholders may result. If funding is insufficient at any time in the future, we will develop or enhance our products or services and expand our business through our own cash flows from operations.

As of June 30, 2008, we had outstanding borrowings under a loan from Nanjing Bank of $5,777,640, which we repaid in full on July 25, 2008. This credit facility does not require that we meet or maintain any financial ratios or tests. As of June 30, 2008, we did not have any standby letters of credit or standby repurchase obligations.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the Chinese RMB. We price our exported products, and enter into sales contracts, based on the U.S. dollar. During 2003 and 2004 the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. In 2008, the RMB continued to appreciate against the U.S. dollar. As of June 30, 2008, the market foreign exchanges rate was increased to 6.85 RMB to one U.S. dollar. As a result, the ongoing appreciation of RMB to U.S. dollar negatively impacted our gross margins for the six months and three months ended June 30, 2008. We are always negotiating order price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future and pass some of the increase in cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck and La Go Go (whose functional currency is the RMB) are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All exchange differences are recorded within equity. The foreign currency translation gain for the six months ended June 30, 2008 and 2007 was $1,711,237 and $450,706, respectively.

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At June 30, 2008, we had approximately $1.6 million in cash and cash equivalents. A hypothetical 5% increase or decrease in either short term or long term interest rates would not have any material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates. We pay our suppliers and employees in Chinese Renminbi (RMB), however, we sell to customers in the U.S., Japan and Europe and we generate sales in U.S. dollars and Euros. Accordingly, our business has substantial exposure to changes in exchange rates between and among the Chinese RMB, the U.S. dollar and the Euro. In the last decade, the RMB has been pegged at 8.2765 yuan to one U.S. dollar. On July 21, 2005 it was revalued to 8.11 per U.S. dollar. Following the removal of the peg to the U.S. dollar and pressure from the United States, the People’s Bank of China also announced that the RMB would be pegged to a basket of foreign currencies, rather than being strictly tied to the U.S. dollar, and would be allowed to float trade within a narrow 0.3% daily band against this basket of currencies. The PRC government has stated that the basket is dominated by the U.S. dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British Pound, Thai Baht, Russian Ruble, Australian Dollar, Canadian Dollar and Singapore Dollar. There can be no assurance that the relationship between the RMB and these currencies will remain stable over time, especially in light of the significant political pressure on the Chinese government to permit the free flotation of the RMB, which could result in greater and more frequent fluctuations in the exchange rate between the RMB, the U.S. dollar and the Euro. At June 30, 2008, the exchange rate between the RMB and dollar was 6.85 RMB to one U.S. dollar. For additional discussion regarding our foreign currency risk, see the section titled “Risk Factors— Fluctuation in the value of Chinese Renminbi (RMB) relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.”

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Remediation of Material in Internal Control over Financial Reporting

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

Our financial reporting process includes extensive procedures we undertake in order to obtain assurance regarding the reliability of our published financial statements, notwithstanding the material weaknesses in internal control. We expanded our review of accounting for business combinations to help compensate for our material weaknesses in order to provide assurance that the financial statements are free of material inaccuracies or omissions of material fact. As a result, management, to the best of its knowledge, believes that (i) this Quarterly Report on Form 10-Q does not contain any untrue statements of a material fact or omit any material fact and (ii) the financial statements and other financial information included in this report have been prepared in conformity with GAAP and fairly present in all material aspects our financial condition, results of operations, and cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material developments to the Legal Proceedings described in our Form 10-Q filed May 6, 2008 and our Form 10-K filed March 12, 2008.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline.

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

We face a variety of competitive challenges from other apparel manufacturers both in China and other countries. Some of these competitors have greater financial and marketing resources than we do and may be able to adapt to changes in consumer preferences or retail requirements more quickly, devote greater resources to the marketing and sale of their products or adopt more aggressive pricing policies than we can. As a result, we may not be able to compete successfully with them if we cannot continue enhancing our marketing and management strategies, quality and value or responding appropriately to consumers’ needs.

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

During the six and three months ended June 30, 2008, the Company did not rely on any supplier. For the six months and three months ended June 30, 2007, we relied on one supplier for 11% of our raw material purchases. We do not have any long-term written agreements with any suppliers and do not anticipate entering into any such agreements in the near future. However, we always execute a written agreement for each order placed with our suppliers. We do not believe that loss on any of these suppliers would have a material adverse effect on our ability to obtain finished goods or raw materials essential to our business because we believe we can locate other suppliers in a timely manner.

Risks Relating to Our Business

We depend on some key customers for a significant portion of our sales. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.

For the six months ended June 30, 2008 and 2007, respectively, our two largest customers represented approximately 43.3% and 51.0% of our total net sales. For the three months ended June 30, 2008 and 2007, respectively, our two largest customers represented approximately 46.2% and 48.4% of our total net sales. As of June 30, 2008, two customers accounted for 29.5% of total accounts receivable. The garment manufacturing industry has experienced substantial consolidation in recent years, which has resulted in increased customer leverage over suppliers, greater exposure for suppliers to credit risk and an increased emphasis by customers on inventory management and productivity.

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

As a result, purchases generally occur on an order-by-order basis, and the relationship, as well as particular orders, can generally be terminated by either party at any time. We do not believe that there is any material risk of loss of any of these customers during the next 12 months. We also believe that the unexpected loss of these customers could have material adverse effect on our earnings or financial condition. While we believe that we could replace these customers within 12 months, the loss of which will not have material adverse effect on our financial condition in the long term. None of our affiliates are officers, directors, or material shareholders of any of these customers.

Our internal controls and procedures have been materially deficient, and, although we have corrected our internal control deficiencies, there is no assurance that our internal controls and procedures will never be materially deficient again in the future.

In the second quarter of 2007, resulting from comments by and discussions with the staff of the SEC related to our Preliminary Information Statement on Form 14C, we and our independent registered public accounting firm recognized that our internal controls had material weaknesses.  We restated our results of operations for the year ended December 31, 2006 and our financial results for the three months and six months ended June 30, 2007 as a result of our purchase accounting for the acquisition of New-Tailun completed on December 30, 2006.

In 2006 and 2007, we did not maintain effective controls to ensure the completeness, accuracy, and valuation over the accounting for business combinations, including the inability to prepare financial statements and footnotes in accordance with SEC rules and regulations and with our 2006 acquisition of New-Tailun. We misapplied generally accepted accounting principles whereby we did not value the acquisitions and record the resulting purchase accounting in accordance with SFAS 141 and EITF 02-5. As a result, we were required to restate our financial results for the year ended December 31, 2006 and for the three months and six months ended June 30, 2007.

During the two quarters of 2008, we corrected our internal control deficiencies, but we cannot be certain that the measures we took will ensure that we implement and maintain adequate internal controls in the future. If we fail to maintain adequate internal controls and if we cannot rectify the material weaknesses through remedial measures and improvements to our systems and procedures, management may encounter difficulties in timely assessing business performance and identifying incipient strategic and oversight issues. Such focus will require management from time to time to devote its attention away from other planning, oversight and performance functions. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

We will be required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act.

Failure to timely comply with the requirements of Section 404 or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our debt and equity securities.

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Beginning with our Annual Report for the year ended December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Additionally, for the fiscal year ended December 31, 2009, our independent registered public accounting firm will be required to issue reports on management’s assessment of our internal control over financial reporting and their evaluation of the operating effectiveness of our internal control over financial reporting. Our assessment requires us to make subjective judgments and our independent registered public accounting firm may not agree with our assessment.

Achieving compliance with Section 404 within the prescribed period may require us to incur significant costs and expend significant time and management resources. If we are not able to complete our assessments as required under Section 404 in a timely manner, we would be unable to conclude that our internal control over financial reporting is effective as of December 31, 2008. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our debt securities.

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

Although certain of our apparel products fall within the categories subject to the safeguards in the U.S. and the EU, which could adversely affect our ability to export and sell these products, the imposition of quotas in 2005 did not have a material effect on our net sales, although it did impact our gross margin. The imposition of quotas have not had a material effect on our net sales or our gross margins from the time the quotas were instituted up to the present. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We believe that we will be able to obtain a sufficient quota allocation based on our experience in prior years.  In addition, we may bid for additional export quota allocation from the government for the U.S. and EU markets.  On a longer term basis, we believe that our customer mix and our ability to adjust the types of apparel we manufacture will mitigate our exposure to such trade restrictions in the future.

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

You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited, because our subsidiaries are incorporated in non-U.S. jurisdictions, we conduct substantially all of our operations in China, and a majority of our officers and directors reside outside the United States.

Although we are incorporated in Florida, we conduct substantially all of our operations in China through our wholly owned subsidiaries in China. The majority of our officers and directors reside outside the United States, and accordingly some or all of the assets of those persons are located outside of the United States. As a result, it may be difficult or impossible for you to bring an action against us or against individuals in China in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the PRC may render you unable to enforce a judgment against our assets or the assets of our directors and officers.

As a result of all of the above, our public shareholders may have more difficulty in protecting their interests through actions against our management, directors or major shareholders than would shareholders of a corporation doing business entirely within the United States.

Risks Related to an Investment in Our Securities

Our common stock has limited liquidity.

Our common stock is traded on the American Stock Exchange, but it is thinly traded compared to larger more widely known companies in the same industry. Thinly traded common stock can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained.

Our stock may be categorized as a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

Our stock may categorized as a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.   We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Other factors, in addition to the those risks included in this section, that may have a significant impact on the market price of our common stock include, but are not limited to:

•	receipt of substantial orders or order cancellations of products;

•	quality deficiencies in services or products;

•	international developments, such as technology mandates, political developments or changes in economic policies;

•	changes in recommendations of securities analysts;

•	shortfalls in our backlog, revenues or earnings in any given period relative to the levels expected by securities analysts or projected by us;

•	government regulations, including stock option accounting and tax regulations;

•	energy blackouts;

•	acts of terrorism and war;

•	widespread illness;

•	proprietary rights or product or patent litigation;

•	strategic transactions, such as acquisitions and divestitures;

•	rumors or allegations regarding our financial disclosures or practices; or

•	earthquakes or other natural disasters concentrated in Nanjing, China where a significant portion of our operations are based.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Due to changes in the volatility of our common stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources.

Conversion of our issued and outstanding convertible promissory notes into shares of our common stock will dilute the ownership interests of existing shareholders, including holders who will have already converted their notes.

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

Our common shares are currently traded, but currently with low volume, based on quotations on the American Stock Exchange, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

 Our corporate actions are substantially controlled by our principal shareholders and affiliated entities.

Our principal shareholders, including our officers and directors, and their affiliated entities own approximately 42% of our outstanding shares of common stock. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal shareholders and their affiliated entities, elections of our board of directors will generally be within the control of these shareholders and their affiliated entities. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders and their affiliated entities. As such, it would be difficult for shareholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all of our shareholders.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 4, 2008	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Guo Yan
Guo Yan
Chief Financial Officer
(Principal Financial and Accounting Officer)