Form 10-Q
period 2008-09-30
Ever-Glory International Group, Inc.
filed 2008-11-12
CIK 943184

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2008, the Registrant had 12,350,839 shares of common stock outstanding.

EVER-GLORY INTERNATIONAL GROUP, INC.
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “will,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to the following, which are discussed in further detail on page 48 of this report:

•	the ability to timely and accurately complete product orders;
•	the ability to coordinate product design with its customers;
•	its dependence on a limited number of larger customers;
•	political and economic factors in the Peoples’ Republic of China;
•
the ability of the Company’s internal production operations to increase production volumes on finished goods in a timely fashion in response to increasing demand, and to enable the Company to achieve timely delivery of finished goods to its customers;

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

•	the acceptance in the marketplace of the Company’s new products and changes in consumer preferences;
•	reductions in sales of products, either as the result of economic or other conditions, or reduced consumer acceptance of a product, which could result in an unplanned buildup of inventory;
•	the ability to source raw materials and finished products at favorable prices to the Company;
•	the potential impact of power shortages on the Company’s operations including temporary blackouts at the Company’s facilities;
•	foreign currency exchange rate fluctuations;
•	earthquakes or other natural disasters;
•	the Company’s ability to identify and successfully execute cost control initiatives (including management of the cost of labor);
•	the impact of quotas, tariffs, or safeguards on the importation or exportation of the Company’s products; or
•	other risks outlined above and in the Company’s other filings made periodically by the Company.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$882,548	$641,739
Accounts receivable	17,296,013	13,035,299
Accounts receivable - related parties	—	158,235
Inventories	2,633,859	1,897,023
Other receivable	621,866	150,855
Other receivable - related parties	38,596	—
Advances on inventory purchase	339,794	—
Advances on inventory purchase - related parties	6,882,463	2,568,040
Refundable deposit and prepaid expenses	182,008	—
Total Current Assets	28,877,147	18,451,191

DEFERRED FINANCING COSTS	3,881	191,995
LAND USE RIGHT, NET	2,863,124	2,729,183
PROPERTY AND EQUIPMENT, NET	13,055,017	12,140,903
INVESTMENT IN SUBSIDIARY	1,463,000	—
TOTAL ASSETS	$46,262,169	$33,513,272

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,910,711	$1,796,655
Accounts payable - related parties	155,917	245,589
Other payables - related party	903,715	650,000
Other payables and accrued liabilities	1,582,121	1,069,682
Trade notes payable	419,967	—
Value added tax payable	589,078	378,898
Income tax payable and other taxes payable	429,856	146,226
Bank loans	5,793,480	4,798,500
Convertible notes payable, net of unamortized discount of $40,469 and $1,974,497 at September 30, 2008 and December 31, 2007, respectively	9,531	25,503
Total Current Liabilities	15,794,376	9,111,053

LONG-TERM LOAN FROM PARTY RELATED BY COMMON CONTROL	2,630,821	4,474,985

Total Liabilities	18,425,197	13,586,038

COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST	551,623	—

STOCKHOLDERS' EQUITY
Preferred stock ($.001 par value, authorized 5,000,000 shares, 10,000 shares designated as "Series A Preferred Stock")	—	—
Series A Convertible Preferred Stock (no shares issued and outstanding as of September 30, 2008 and December 31, 2007	—	—
Common stock ($.001 par value, authorized 50,000,000 shares, 12,350,839 and 11,379,309 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively)	12,351	11,379
Additional paid-in capital	4,499,027	2,154,368
Retained earnings	15,441,526	12,247,748
Statutory reserve	3,437,379	3,437,379
Accumulated other comprehensive income	3,895,066	2,076,360
Total Stockholders' Equity	27,285,349	19,927,234

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$46,262,169	$33,513,272

The accompanying notes are an integral part of these statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

NET SALES
Related parties	$17,582	$486,318	$510,145	$940,334
Third parties	31,867,994	18,991,475	75,191,036	49,060,893
Total net sales	31,885,576	19,477,793	75,701,181	50,001,227

COST OF SALES
Related parties	10,989	456,689	472,373	878,673
Third parties	27,284,216	15,948,006	62,563,564	41,418,315
Total cost of sales	27,295,205	16,404,695	63,035,937	42,296,988

GROSS PROFIT	4,590,371	3,073,098	12,665,244	7,704,239

OPERATING EXPENSES
Selling expenses	563,971	167,976	1,210,063	493,686
General and administrative expenses	1,626,375	852,424	4,625,257	2,558,587
Total operating expenses	2,190,346	1,020,400	5,835,320	3,052,273

INCOME FROM OPERATIONS	2,400,025	2,052,698	6,829,924	4,651,966

OTHER INCOME (EXPENSES)
Interest expense	(1,468,592)	(680,644)	(2,677,546)	(942,534)
Other income (expense)	(15,715)	21,891	(118,167)	31,555
Total other income (expenses)	(1,484,307)	(658,753)	(2,795,713)	(910,979)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	915,718	1,393,945	4,034,211	3,740,987

INCOME TAX EXPENSE	(273,203)	(72,880)	(841,850)	(155,203)

INCOME BEFORE MINORITY INTEREST	642,515	1,321,065	3,192,361	3,585,784

LESS MINORITY INTEREST	(4,666)	—	(1,417)	—

NET INCOME	647,181	1,321,065	3,193,778	3,585,784

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	107,469	269,424	1,818,706	720,130

COMPREHENSIVE INCOME	$754,650	$1,590,489	$5,012,484	$4,305,914

EARNINGS PER SHARE
Net income per share
Basic	$0.05	$0.25	$0.27	$0.67
Diluted	$0.05	$0.16	$0.27	$0.36

Weighted average shares outstanding during the period
Basic	11,914,825	5,388,201	11,692,604	5,388,201
Diluted	12,002,908	11,962,285	11,715,332	11,575,752

The accompanying notes are an integral part of these statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Nine months ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,193,778	$3,585,784
Adjustments to reconcile net income to cash provided by operating activities:
Minority interest	(1,417)	—
Depreciation	666,233	629,793
Amortization	48,213	38,926
Beneficial conversion feature	—	454,545
Amortization of discount on convertible notes	1,934,028	113,754
Amortization of deferred financing costs	318,196	20,210
Common stock issued for interest	2,155	—
Stock Compensation	12,855	—
Changes in operating assets and liabilities
Accounts receivable	(3,306,125)	89,336
Accounts receivable - related parties	153,420	1,476,411
Inventories	(597,330)	82,364
Other receivable and prepaid expenses	(631,466)	(75,327)
Other receivable - related parties	(37,823)	—
Advance on inventory purchase	(332,988)	—
Advance on inventory purchase - related party	(4,059,141)	—
Accounts payable	3,913,514	305,706
Accounts payable - related companies	(104,027)	(1,522,087)
Trade notes payable	411,556	—
Other payables and accrued liabilities	435,963	(1,638,729)
Value added tax payables	181,054	(19,821)
Income tax and other tax payables	268,334	52,964
Net cash provided by operating activities	2,468,982	3,593,829

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in New Tailun	—	(2,000,000)
Investment in La Chapelle	(1,397,700)	—
Purchase of property and equipment	(800,669)	(527,254)
Proceeds from sale of equipment	37,019	714,213
Net cash used in investing activities	(2,161,350)	(1,813,041)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from sales of convertible notes, net	—	1,757,480
Advances from related parties	453,715	980,544
Repayment to related parties	(200,000)	(740,984)
Contribution from minority shareholders	553,040	—
Proceeds from bank loan	11,354,904	5,211,183
Repayment of bank loan	(10,695,402)	(7,165,377)
Repayment of long term loan - related party under common control	(1,844,164)	—
Exercise of warrants	219,635	—
Net cash (used in) provided by financing activities	(158,272)	42,846

EFFECT OF EXCHANGE RATE ON CASH	91,449	(570,896)

NET INCREASE IN CASH AND CASH EQUIVALENTS	240,809	1,252,738

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	641,739	897,093

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$882,548	$2,149,831

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest expense	$295,562	$198,890
Income taxes	$573,557	$102,955

The accompanying notes are an integral part of these statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Ever-Glory International Group, Inc. (“Ever-Glory”) was incorporated in Florida on October 19, 1994. All of its businesses are operated through its subsidiaries in the People’s Republic of China (“PRC”).

Perfect Dream Limited (“Perfect Dream”), a wholly owned subsidiary of Ever-Glory, was incorporated in the British Virgin Islands on July 1, 2004.

Goldenway Nanjing Garments Co. Ltd. (“Goldenway”), a wholly owned subsidiary of Perfect Dream, was incorporated in the PRC on December 31, 1993. Goldenway is principally engaged in the manufacturing and sale of garments.

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

Shanghai LA GO GO Fashion Company Limited (“LA GO GO”), a joint venture of Goldenway and Shanghai La Chapelle Garment and Accessories Company Limited (“La Chapelle”), was incorporated in the PRC on January 24, 2008. Goldenway invested approximately $826,200 (RMB 6.0 million) in cash, and La Chapelle invested approximately $553,040 (RMB 4.0 million) in cash, for a 60% and 40% ownership interest, respectively, in the joint venture. The business objective of the joint venture is to establish and create a leading brand of ladies’ garments for the mainland Chinese market. As of September 30, 2008, LA GO GO opened 55 retail stores in China to sell its own brand clothing.

Ever-Glory, Perfect Dream, Goldenway, New-Tailun, Catch-Luck, and LA GO GO are hereinafter referred to as (the ”Company”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include our parent company and all subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant transactions among our businesses have been eliminated.

Use of Estimates and Assumptions

In preparing the consolidated financial statements in conformity with GAAP, we use certain estimates and assumptions that affect the reported amount and disclosure. For example, the Company estimates its potential losses on uncollectible receivables. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (UNAUDITED)

Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2007 annual report filed on Form 10-K.

Cash and Cash Equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with original maturities within three months.

Accounts Receivable

The Company extends unsecured credits to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customer and current business relationships with them. The Company writes off accounts receivable when amounts are deemed uncollectible and will remove the receivable and the related reserve at that time.

As of September 30, 2008 and December 31, 2007, the Company considers all its accounts receivable to be collectable and no provision for doubtful accounts has been made in the consolidated financial statements.

Inventories

Manufactured inventories are stated at lower of cost or market value, cost being determined on a specific identification method. The Company manufactures products upon receipt of orders from its customers. All the products must pass the customers’ quality assurance procedures before its delivery. Therefore, the products are rarely returned by our customers after delivery.

Retail merchandise inventories are stated at the lower of average cost or market The Company has a limited history of retail operations, but to date, returns have been insignificant. The Company will continue to evaluate the need for a returns reserve each reporting period.

Long-Lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards (“SFAS”) No. 142 “Accounting for Goodwill and Other Intangible Assets” and SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets”. In accordance with SFAS No. 142 and SFAS No.144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment at least annually or more often whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. As of September 30, 2008, the Company expected these assets to be fully recoverable.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (UNAUDITED)

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

Intangible Assets

All land in the PRC is owned by the government and cannot be sold to any individual or company. However, the government may grant “land use rights” to occupy, develop and use land. The Company records the land use rights obtained as intangible assets.

Investment in Subsidiary

Investment in equity ownership lower than 20% is recorded using the cost method. The carrying value of the investments is reviewed periodically for impairment. As of September 30, 2008, the Company expected the long-term investment to be fully recoverable.

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS No. 157. SFAS No. 157, Fair Value Measurements, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for current assets and current liabilities qualify as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (UNAUDITED)

The carrying value of cash and cash equivalents, accounts receivable (trade and others), accounts payable (trade and related party) and accrued liabilities approximate their fair value because of the short-term nature of these instruments. The Company places its cash and cash equivalents with what it believes to be high credit quality financial institutions. The Company has a diversified customer base, most of which are in Europe, Japan, the United States (U.S.) and the PRC. The Company controls credit risk related to accounts receivable through credit approvals, credit limit and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

The Company analyzes all financial instruments with features of both liabilities and equity under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” During 2007, the Company issued 6% secured convertible debentures in a face amount of $2,000,000 which are due and payable in full in 2 years from their issuance. As fixed prices are set for the conversion prices of such convertible debentures and the attached warrants, the Company is in a position to be sure it had adequate authorized shares for the future conversion of convertible debentures and warrants. Therefore, no embedded derivatives or warrants were required to be recorded at fair value and marked-to-market at each reporting period.

Beneficial Conversion Feature of Convertible Notes

The Company accounted for the secured convertible notes issued pursuant to the subscription agreement discussed in Note 9 under EITF 00-27, ‘‘Application of Issue 98-5 to Certain Convertible Instruments’’.   Based on EITF 00-27, the Company has determined that the convertible notes contained a beneficial conversion feature because at August 2, 2007, the effective conversion price of the convertible notes was $1.10 when the market value per share was $2.70.

A discount was recorded on the secured convertible notes. The amount of the discount was calculated to be the intrinsic value of the beneficial conversion feature and the fair value of the warrants issued pursuant to the terms of the subscription agreement discussed in Note 11.

Revenue and Cost Recognition

The Company recognizes revenue, net of value added taxes, upon delivery for local sales and upon shipment of the products for export sales, at which time title passes to the customer provided that there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable; and collectability is deemed probable.

Local transportation and unloading charges and product inspection charges are included in selling expenses and totaled $15,973 and $42,650 for the three month period ended September 30, 2008 and 2007, respectively, and $82,267 and $158,940 for the nine month period September 30, 2008 and 2007, respectively.

Cost of goods sold includes the direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment and rent consistent with the revenue earned.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (UNAUDITED)

Income Taxes

The Company accounts for income taxes under the SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

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

China Income Tax

The Company’s subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the Income Tax Laws).

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law has replaced the old laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).

The key changes are:

a.	The new standard EIT rate of 25% replaces the 33% rate applicable to both DES and FIEs, except for High Tech companies that pay a reduced rate of 15%;

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (UNAUDITED)

b.
Companies established before March 16, 2007 continue to enjoy tax holiday treatment approved by local government for a grace period of either for the next 5 years or until the tax holiday term is completed, whichever is sooner.

The Company and its subsidiaries were established before March 16, 2007 and therefore are qualified to continue enjoying the reduced tax rate as described above.

Upon approval by the PRC tax authorities, FIEs' scheduled to operate for a period of 10 years or more and engaged in manufacturing and production may by exempt from income taxes for two years, commencing with their first profitable year of operations, after taking into account any losses brought forward from prior years, and thereafter with a 50% reduction for the subsequent three years.

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

Other Comprehensive Income

The reporting currency of the Company is the U.S. dollar. The functional currency of Ever-Glory and Perfect Dream is the US dollar. The functional currency of Goldenway, New-Tailun Catch-Luck and LA GO GO is the Chinese RMB.

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

Translation adjustments resulting from this process included in accumulated other comprehensive income in the consolidated statement of stockholders’ equity amounted to $3,895,066 and $2,076,360 as of September 30, 2008 and December 31, 2007, respectively. Assets and liabilities at September 30, 2008 and December 31, 2007 were translated at 6.84 RMB and 7.29 RMB to $1.00, respectively. The average translation rates applied to income statement accounts and statement of cash flows for the three months ended September 30, 2008 and 2007 were 6.83 RMB and 7.57 RMB to $1.00, respectively, and for the nine months ended September 30, 2008 and 2007 were 6.97 RMB and 7.68 RMB to $1.00, respectively. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (UNAUDITED)

Earnings Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Further, according to SFAS 128, if the number of common shares outstanding increase as a result of a stock dividend or stock split or decrease as a result of a reverse stock split, the computations of a basic and diluted EPS shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

Minority Interest

Minority interest consists of Shanghai La Chapelle Garment and Accessories Company Limited’s (“La Chapelle”) 40% interest in LA GO GO. As of September 30, 2008 and December 31, 2007, minority interest amounted to $551,623 and $0, respectively.

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS 141R, “Business Combinations,” which applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This statement replaces FASB Statement No. 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. The Company believes that adoption of the SFAS 141R will have a material effect on future acquisitions.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (UNAUDITED)

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

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in China (Renminbi). The Company is currently evaluating the impact of adoption of EITF No. 07-5 on the Company’s consolidated financial statements.

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

On October 10, 2008, the FASB issued FASB Staff Position (FSP) No.157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective October 10, 2008, and its adoption did not have a material impact on the Company’s financial position or results for the quarter ended September 30, 2008.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (UNAUDITED)

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications did not have a material effect on the accompanying financial statements.

Note 3 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW

The Company prepares its statements of cash flows using the indirect method as defined under the SFAS 95. The following information relates to non-cash investing and financing activities for the nine months ended September 2008 and 2007.

During the nine months ended September 30, 2008, investors of the convertible notes (See Note 11 for details) converted $1,950,000 of principal plus accrued interest of $2,155 into 887,348 shares of common stock of the Company. The Company issued warrants valued at $130,082 to the private placement agent in January 2008 in conjunction with the convertible notes.

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2008 and December 31, 2007 consisted of the following:

	2008	2007
	(unaudited)
Accounts receivable	$17,296,013	$13,035,299
Less: allowance for doubtful accounts	—	—
Accounts receivable	$17,296,013	$13,035,299

As of September 30, 2008 and December 31, 2007, the Company considered all accounts receivable collectable and did not record a provision for doubtful accounts.

NOTE 5 - INVENTORIES

Inventories at September, 30 2008 and December 31, 2007 consisted of the following:

	2008	2007
	(unaudited)
Raw materials	$192,173	$304,178
Work-in-progress	311,824	338,599
Finished goods	2,129,862	1,254,246
Inventories	$2,633,859	$1,897,023

NOTE 6 –INVESTMENT IN SUBSIDIARY

On January 9, 2008, Goldenway entered into a Capital Contribution Agreement (“Capital Contribution Agreement”) with La Chapelle, a Shanghai-based garment maker, and several shareholders of La Chapelle. Under the terms of the Capital Contribution Agreement, Goldenway agreed to invest approximately $1.46 million in cash (10 million RMB) for a 10% ownership interest in La Chapelle. This investment is accounted for using the cost method.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (UNAUDITED)

NOTE 7 - LAND USE RIGHTS

On September 24, 2006, the Company obtained a fifty-year land use right on 112,442 square meters of land in the Nanjing Jiangning Economic and Technological Development Zone.

Land use rights at September 30, 2008 and December 31, 2007 consisted of the following:

	2008	2007
	(Unaudited)
Land use rights	$3,060,445	$2,867,991
Less: accumulated amortization	(197,321)	(138,808)
Land use rights, net	$2,863,124	$2,729,183

Amortization expense was $16,414 and $11,669 for the three months ended September 30, 2008 and 2007 respectively, and $48,213 and $38,926 for the nine months ended September 30, 2008 and 2007, respectively.

NOTE 8 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at September 30, 2008 and December 31, 2007:

	2008	2007
	(Unaudited)
Property and plant	$11,824,887	$11,354,623
Equipment and machinery	4,065,134	3,128,928
Office equipment and furniture	275,092	208,327
Motor vehicles	208,728	165,393
Leasehold improvement	362,107	—
Construction in progress	18,386	3,519
	16,754,334	14,860,790
Less: accumulated depreciation	3,699,317	2,719,887
Property and equipment, net	$13,055,017	$12,140,903

Depreciation expense was $212,033 and $219,858 for the three months ended September 30, 2008 and 2007 respectively and $666,233 and $629,793 for the nine months ended September 30, 2008 and 2007 respectively. For the three and nine months ended September 30, 2008 and 2007, no interest was capitalized.

NOTE 9 - OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at September 30, 2008 and December 31, 2007 consisted of the following:

	2008	2007
	(Unaudited)
Building construction costs payable	$672,244	$390,207
Accrued professional fees	291,277	252,495
Accrued wages and welfare	468,296	337,995
Other payables	150,304	88,985
Other payables and accrued liabilities	$1,582,121	$1,069,682

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (UNAUDITED)

NOTE 10 - BANK LOANS

Bank loans represent amounts due to various banks and are due on demand or normally within one year. These loans generally can be renewed with the banks. As of September 30, 2008 and December 31, 2007, Short term bank loans consisted of the following:

	2008	2007
	(Unaudited)
Bank loan, interest rate at 0.5442% per month
due February 9, 2008; paid in full, January 2008.	$—	$1,371,000
Bank loan, interest rate at 0.58482% per month
due May 11, 2008	—	685,500
Bank loan, interest rate at 0.58482% per month
due June 2, 2008	—	1,371,000
Bank loan, interest rate at 0.58482% per month
due June 12, 2008	—	1,371,000
Bank loan, interest rate at 0.60225% per month
due Feb 18, 2009	5,793,480	—
Total bank loans	$5,793,480	$4,798,500

These bank loans are with Nanjing Bank, and are all collateralized by land use rights and buildings of the Company.

Total interest expense on the bank loans was $76,481 and $49,761 for the three months ended September 30, 2008 and 2007, respectively, and $220,827 and $177,822 for the nine months ended September 30, 2008 and 2007, respectively.

NOTE 11 - CONVERTIBLE NOTES PAYABLE

On August 2, 2007, the Company consummated a private placement of $2,000,000 principal amount of 6% secured convertible notes with five-year common stock warrants to six accredited investors. Financing cost of $242,520 was paid out of the gross proceeds. Pursuant to APB 21, financing cost is amortized over the life of the notes to interest expense using the effective interest method. For the three and nine months ended September 30, 2008, the Company amortized $128,839 and $189,469 of financing costs to interest expense.

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

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (UNAUDITED)

The secured convertible notes are subject to full-ratchet anti-dilution protection, i.e. if the Company issues shares at an average per-share price below $2.20 per share, the conversion price of the notes shall be adjusted downward to match the lower per-share price. Under the terms of the notes, the full-ratchet anti-dilution adjustments do not apply to (i) shares issued upon conversion of options under for a future stock option plan (ii) shares issued to third parties for acquisitions valued above $8 million; (iii) shares issued to non-affiliates for services rendered to the Company. The holders of the notes may convert the unpaid principal amount of the notes into common stock of the Company at any time prior to maturity, at the applicable conversion price. The Company may at any time at its option, redeem the notes by paying 125% of the unpaid principal and accrued interest.

The Company issued warrants to the investors in the note financing, for the purchase of up to a total of 909,091 shares of common stock at an exercise price of $3.20.  The warrants are exercisable through September 29, 2013. The warrants are also subject to full-ratchet anti-dilution protection in the event that the Company issues shares (with certain exceptions) at an average per-share price below $3.20 per share, same as the notes. The registration statement was effective June 6, 2008. As of September 30, 2008, 68,636 shares of common stock were issued for exercise of warrants.

The secured convertible notes are secured by all of the assets of the Company, excluding its subsidiaries. Pursuant to a security agreement, the Company’s performance of the notes and other obligations in connection with the financing is also secured by a pledge of 390 shares Preferred Stock (was converted into 2,961,720 shares of common stock on November 30, 2007) personally held by the current CEO of the Company pursuant to a stock pledge agreement. Upon any event of default (as defined in the notes, the security agreement and the stock pledge agreement), the investors will be entitled to exercise their respective rights under the security agreement and stock pledge agreement. In addition, the subsidiaries of the Company, Perfect Dream and Goldenway, each guaranteed the performance of the Company’s obligations under the notes and the subscription agreement under a guaranty agreement.

On the issuance date, the Company recorded a discount on the note related to the intrinsic value of the beneficial conversion feature totaling $943,797 and $1,056,203 for the fair value of the warrants issued. The fair value of warrants was calculated using the Binomial model with the following assumptions: (i) risk-free interest rate of 4.62%; (ii) expected life (in years) of 6; (iii) expected volatility of 112%; (iv) expected dividend yield of 0.00%; and (v) stock market price of $2.70. The discount on notes payable is amortized using effective interest method over 2 years. For the three months and nine months ended September 30, 2008, the Company recorded amortization of $1,152,227 and $1,934,028 as interest expense and for the three and nine months ended September 30, 2007, the Company recorded amortization of $568,299 and $568,299 as interest expense in the statement of operations.

As of September 30, 2008, the note holders had converted $1,950,000 of principal plus accrued interest of $2,155 into 887,348 shares of common stock of the Company. Due to the conversion, the Company recorded $1,152,227 of unamortized discount as interest expense for the period ended September 30, 2008.

The secured convertible notes bear a 6% annual interest rate payable in arrears on the last business day of each calendar quarter thereafter and on the maturity date. For the three and nine months ended September 30, 2008, $12,674 and $58,659 were recorded as interest expense,and for the three and nine months ended September 30, 2007, $19,068 and $19,068 were recorded as interest expense respectively.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (UNAUDITED)

On January 4, 2008, the Company issued 72,728 warrants to the placement agent with an exercise price of $3.20 per share (“Warrants”). The Warrants expire January 4, 2011. These warrants were issued in connection with the private placement described above. The warrants were valued at $130,082 using the Black Scholes Model and will be amortized to interest expense over the life of the convertible notes. For the three months and nine months ended September 30, 2008, the Company recorded $69,106 and $128,727 for amortization of the debt issuance costs as interest expense in the statement of operations, respectively.

On October 1, 2008, the last convertible notes holder converted $50,000 of the notes into 22,728 shares of common stock.

NOTE 12 - INCOME TAX

Ever-Glory was incorporated in the U.S. and has incurred net operating losses for income tax purposes for 2008 and 2007. As of September 30, 2008, the net operating loss carry forwards for U.S. income taxes was $526,131 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2028. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’ limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance at September 30, 2008 was approximately $179,000. Management will review this valuation allowance periodically and make adjustments as warranted.

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

Provision for income tax for the nine months ended September 31, 2008 and 2007 amounted to $841,850 and $155,203, respectively.

The following table reconciles the statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2008 and 2007:

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (UNAUDITED)

	2008	2007
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	33.0
China income tax exemption	(12.4)	(29.0)
Effective income tax rate	12.6%	4.0%

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

VAT on sales and VAT on purchases amounted to $5,499,390 and $4,803,033 for the three months ended September 30, 2008 and $3,502,331 and $3,041,517 for the three months ended September 30, 2007, respectively.

VAT on sales and VAT on purchases amounted to $12,151,375 and $10,496,886 for the nine months ended September 30, 2008 and $7,634,927 and $6,814,646 for the nine months ended September 30, 2007, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent because the VAT taxes are not impacted by the income tax holiday.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (UNAUDITED)

NOTE 13 - EARNINGS PER SHARE

As discussed in Note 2, all share and per share amounts used in the Company's consolidated financial statements and notes thereto have been retroactively restated to reflect the 10-for-1 reverse stock split, which occurred on November 20, 2007.

The following demonstrates the calculation for earnings per share for the three months and nine months ended September 30:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$647,181	$1,321,065	$3,193,778	$3,585,784
Add: interest expense related to convertible notes	756	587,367	2,252	587,367
Subtract: Unamortized issuance costs and discount on convertible notes	(44,350)	—	(44,350)	—
Adjusted net income (loss) for calculating EPS-diluted	$603,587	$1,908,432	$3,151,680	$4,173,151

Weighted average number of common stock – Basic	11,914,825	5,388,201	11,692,604	5,388,201
Effect of dilutive securities:
Convertible notes	88,083	583,004	22,728	196,471
Series A Convertible preferred stock	—	5,991,080	—	5,991,080
Weighted average number of common stock – Diluted	12,002,908	11,962,285	11,715,332	11,575,752

Earnings per share - basic	$0.05	$0.25	$0.27	$0.67
Earnings per share -diluted	$0.05	$0.16	$0.27	$0.36

As of September 30, 2008, the Company included all shares issuable upon conversion of the convertible notes and warrants in diluted earnings per share.

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

SEPTEMBER 30, 2008 (UNAUDITED)

Conversion of Convertible Notes to Common Stock

On January 16, 2008, January 22, 2008 and February 6, 2008, the Company issued 12,478 shares of common stock to pay fourth quarter interest of 2007 to six investors in connection with the senior convertible notes dated August 2, 2007.

During the nine months ended September 30, 2008, five investors converted $1,950,000 of the convertible notes and $2,155 in accrued interest expense, into 887,348 shares of common stock.

Stock Issued for Salary

On September 2, 2008, the Company issued 3,068 shares of common stock to pay the salaries for second quarter of 2008 to the three independent directors.

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

As of September 30, 2008, New Tailun and Catch-Luck had fulfilled the 50% statutory reserve contribution requirement; therefore no further transfers are required for those entities. Goldenway and LA GO GO did not generate material net income in the current period; therefore no funds were transferred.

As of September 30, 2008 and December 31, 2007, the Company recorded $3,437,379 and $3,437,379, respectively, in the statutory reserve.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (UNAUDITED)

Warrants

Following is a summary of the warrant activity:

Number of Shares
Outstanding as of January 1, 2007	—
Granted	909,091
Forfeited	—
Exercised	—
Outstanding as of December 31, 2007	909,091
Granted	72,728
Forfeited	—
Exercised	(68,636)
Outstanding as of September 30, 2008	913,183

Following is a summary of the status of warrants outstanding at September 30, 2008:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number of Shares	Average Remaining Contractual Life	Average Exercise Price	Number of Shares	Average Remaining Contractual Life
$3.20	840,455	4.68	$3.20	840,455	4.68
$3.20	72,728	2.26	$3.20	72,728	2.26
Total	913,183			913,183

NOTE 15 - RELATED PARTY TRANSACTIONS

Mr. Edward Yihua Kang is the Company’s Chairman and Chief Executive Officer. The Company purchased materials, sub-contracted certain manufacturing work, and sold products to companies under the control of Mr. Kang, and the detail is listed below. All related party outstanding balances are short-tem in nature and are expected to be settled in cash.

Sales and Cost of Sales to Related Parties

The Company sells products to Nanjing High-Tech Knitting & Weaving Technology Development Co., Ltd (“Nanjing Knitting”), a company controlled by Ever-Glory Hong Kong.

For the three months ended September 30, 2008, sales and related cost of sales in connection with Nanjing Knitting amounted to $17,582 and $10,989, respectively. For the same period of 2007, sales and related cost of sales in connection with Nanjing Knitting was $486,318 and $456,689, respectively.

For the nine months ended September 30, 2008, sales and related cost of sales in connection with Nanjing Knitting amounted $510,145 and $472,372, respectively. For the same period of 2007, sales and related cost of sales in connection with Nanjing Knitting was $940,334 and $878,673, respectively.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (UNAUDITED)

Purchases from and Sub-contracts with Related Parties

The Company purchased raw materials from Nanjing Knitting. For the three months ended September 30, 2008 and 2007, raw materials amounted to $1,212,491 and $212,874, respectively, were purchased. For the nine months ended September 30, 2008 and 2007, $1,903,440 and $500,005, respectively, were purchased. The Company provided raw materials to the sub-contractors who charged the Company a fixed labor charge for the sub-contracting work.

In addition, the Company sub-contracted certain manufacturing work valued at $291,122 and $102,483 for the nine months ended September 30, 2008 and 2007, respectively, to Nanjing Knitting.

Accounts Receivable – Related Parties

As of September 30, 2008 and 2007, accounts receivable from related parties amounted to $0 and $158,235, respectively, for sub-contracting services provided. Account receivables – related parties were as follows:

Receivable from	September 30, 2008	December 31, 2007
	(Unaudited)
Ever-Glory Enterprises (Chuzhou) Co., Ltd	$—	$12,052
Nanjing High-Tech Knitting & Woving Technology Development Co., Ltd	—	146,183
Total accounts receivable – related parties	$—	$158,235

Other Receivable – Related Parties

As of September 30, 2008 and 2007, other receivable from related parties amounted to $38,596 and $0, respectively, for products sold. Other receivables – related parties were as follows:

Receivable from	September 30, 2008	December 31, 2007
	(Unaudited)
Shanghai La Chapelle Garment and Accessories Company Limited	$38,596	$—

Advance on Inventory Purchase – Related Party

As of September 30, 2008, the Company advanced funds to Jiangsu Ever-Glory International Group Corp. to purchase raw material inventory in amount of $6,882,463. Interest is charged at 0.5% per month according to the balance at the end of each month. Interest income earned for the three months ended September 30, 2008 and 2007, was $37,752 and $43,267, respectively, and for the nine months ended September 30, 2008 and 2007 was $113,216 and $82,597, respectively.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (UNAUDITED)

Accounts Payable – Related Parties

The Company purchases raw material from and subcontracts some of its production to related parties which are under control of Mr. Kang.

As of September 30, 2008 and December 31, 2007, the Company owed $155,917 and $245,589 to the related parties

Due to	September 30, 2008	December 31, 2007
	(Unaudited)
Kunshan Enjin Fashion Co.,Ltd.	$—	$245,589
Nanjing Ever-Kyowa Garment Washing Co.,	71,179	—
Nanjing High-Tech Knitting & Woving Technology Development Co., Ltd	84,738	—
Accounts payable – related parties	$155,917	$245,589

Other Payables – Related Parties

As of September 30, 2008 and December 31, 2007, amounts due to Ever-Glory Enterprises (HK) Ltd. were $903,715 and $650,000, respectively.

In the amount of $903,715 due to Ever-Glory Enterprises (HK) Ltd. as of September 30, 2008, $600,000 was due for the purchase of Catch-Luck and $303,715 was due for the Company’s going public fees paid by Ever-Glory Enterprises (HK) Ltd..

In the amount of $650,000 due to Ever-Glory Enterprises (HK) Ltd. as of December 31, 2007, $600,000 was due for the purchase of Catch-Luck and $50,000 was due for the Company’s going public fees paid by Ever-Glory Enterprises (HK) Ltd..

Long Term Liability – Related Party

As of September 30, 2008 and December 31, 2007 the Company owed $2,630,821 and $4,474,985, respectively to Blue Power Holdings Limited., a company controlled by the Company’s CEO Mr. Kang before December 31, 2007, for various advances received. Interest is charged at 6% per annum on the amounts due. The loans are due between July 2010 and April 2011. For the nine months ended Sep 30, 2008 and 2007, the Company accrued interest expense of $145,836 and $177,344, respectively. The accrued interest is included in the carrying amount of the loan in the accompanying balance sheets. On June 26, 2008, the Company repaid $1,990,000 to Blue Power Holdings Limited.

Lease from a Related Party

The Company leased factory and office space from Jiangsu Ever-Glory International Group Corp., an entity controlled by the Company’s CEO Mr. Kang. See Note 16 for the operating lease commitment.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (UNAUDITED)

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Capital Commitment

According to the Articles of Association of Goldenway, Goldenway has to fulfill its registered capital requirements of $17,487,894 within three years from February 2, 2005. As of September 30, 2008, the Company had fulfilled $5,630,000 of its registered capital requirements and had a registered capital commitment of $11,857,894 payable by February 1, 2008. In July 2008, the Company obtained an extension to April 25, 2009 to fulfill the remaining capital contribution of $11,857,894.

Operating Lease Commitment

The Company leases factory and office space from Jiangsu Ever-Glory International Group Corp. under an operating lease which expired on March 31, 2008 at an annual rental of $26,056 and an operating lease which expires on December 31, 2009 at an annual rental of $50,180.

For the three months ended September 30, 2008 and 2007, the Company recognized rental expense of $12,813 and $6,412, respectively. $37,635 and $19,541 were recorded as rental expense for the nine months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, the outstanding commitments of this non-cancelable lease for the years ended December 31, 2008 and 2009 are $50,180 and $100,360, respectively.

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

Legal Proceedings

The Company was named as a defendant in an action pending in the U.S. District Court for the Northern District of Ohio. The action was filed on February 22, 2006 by Plaintiff Douglas G. Furth. The other principal parties are named defendants John Zanic, Wilson-Davis & Co., and Godwin, Pappas, Longley & Ronquillo, LLP. The action alleges that the Company breached an agreement to provide 1,000,000 shares of common stock in exchange for certain assistance in marketing and financial public relations services. The action seeks an award of damages in excess of $75,000. The Company denies they we were a party to such an agreement, or were are otherwise liable. The Company intends to vigorously defend its position. The complaint was dismissed without prejudice from an action pending in the U.S. District Court for the Northern District of Ohio. In May 2007, Plaintiff Douglas G. Furth filed a Second Amended Complaint asserting claims against the Company. The Company denies all the claims, filed objections and asked for dismissal with prejudice. No payment was made to plaintiff and no settlement has been discussed between us and the Plaintiff. On November 29, 2007, we made a motion to dismiss the action for lack of personal jurisdiction, and a decision on this matter is pending.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (UNAUDITED)

NOTE 17 - CONCENTRATIONS AND RISKS

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and Hong Kong. Total cash deposited with these banks at September 30, 2008 and December 31, 2007 amounted to $882,548 and $641,739, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

During the three and nine months ended September 30, 2008 and 2007, the Company did not rely on any single raw material supplier. For the three months ended September 30, 2008 and 2007, the Company relied on one manufacturer for 19.0% and 9.8% of purchased finished goods. For the nine months ended September 30, 2008 and 2007, respectively, this largest contract manufacturer represented approximately 17% and 14% of purchased finished goods. The Company does not have long-term written agreements with this manufacturer and does not anticipate entering into any such agreements in the near future. However, the Company always executes a written agreement for each order placed. Management does not believe that the loss of this manufacturer would have a material adverse effect on the Company’s ability to obtain finished goods manufacturer essential to the business because the management believes that the Company can locate other manufacturers in a timely manner.

The Company has one major customer which represents approximately 25.7% and 29.9% of the Company’s total sales for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, this major customer represent approximately 29.4% and 33.9% of the Company’s total Sales, respectively. This customer accounted for 2.5% of total accounts receivable as of September 30, 2008.

The following is geographic information of the Company’s revenue for the three and nine months ended September 30:

	(Unaudited)		(Unaudited)
	Three months September, 30		Nine months September, 30
	2008	2007	2008	2007
China	$2,897,857	$1,669,649	$6,594,818	$3,464,453
Europe	14,923,858	10,813,012	42,178,290	29,365,688
Japan	6,925,551	2,962,062	12,739,050	6,543,188
United States	6,056,882	4,033,070	12,734,839	10,627,898
Others	43,284	—	43,284	—
Revenue from Original design manufacturing	30,847,432	19,477,793	74,290,281	50,001,227
Revenue from retail sales-China	1,038,144	—	1,410,900	—
Total revenue	$31,885,576	$19,477,793	$75,701,181	$50,001,227

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

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2008 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

We are a leading apparel manufacturer and supplier in China, and the first Chinese apparel company listed on the American Stock Exchange. We have a focus on well-known, middle-to-high grade casual wear, sportswear, and outerwear brands. We have global strategic business partners in Europe, the United States (“U.S.”), Japan and the People’s Republic of China (PRC), including famous brands and retail chain stores. We also manufacture, market and distribute our own branded products in the PRC domestic market.

We manufacture our products in the PRC, including our three factories located in the Nanjing Jiangning Economic and Technological Development Zone and Shang Fang Town in the Jiangning District in Nanjing. We conduct our original design manufacturing (ODM) operations through three wholly-owned subsidiaries: Goldenway Nanjing Garments Company Limited (“Goldenway”), Nanjing New-Tailun Garments Company Limited (“New Tailun”), and Nanjing Catch-Luck Garments Co., Ltd. (“Catch-Luck”).

We incorporated Shanghai LA GO GO Fashion Company Limited (“LA GO GO”), a joint venture of Goldenway and Shanghai La Chapelle Garment and Accessories Company Limited (“La Chapelle”) in the PRC on January 24, 2008. The business objective of the joint venture is to establish and create a leading brand of ladies’ garments and to build a nationwide retail distribution channel in China.

Although we have our own manufacturing facilities, we currently outsource most of our manufacturing to contract manufacturers as part of our overall business strategy. Outsourcing allows us to maximize our production capacity and maintain production flexibility while reducing capital expenditures and costs associated with keeping skilled workers on production lines during seasonal slowdowns. We inspect products manufactured by our long-term contractors to ensure that they meet our high quality control standards.

For the nine months ended September 30, 2008, approximately 56% of our net sales came from Europe, 17% from the U.S., 17% from Japan, and 10% from the PRC. For the nine months ending September 30, 2007, approximately 59% of our net sales came from Europe, 21% from the U.S, 13% from Japan, and 7% from the PRC. We believe our Company maintains a good relationship with our customers.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. We also purchase finished goods from contract manufacturers. For the nine months ended September 2008 and 2007, purchases from our five largest suppliers accounted for 21% and 24% of total purchases, respectively. For the nine months ended September 30, 2008 and 2007, no single supplier provided more than 10% of our total purchases. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe our Company has maintained a good relationship with our suppliers.

As of September 30, 2008, our three manufacturing facilities in Nanjing had over 1,800 employees, with an annual production capacity of over 12 million pieces. As of September 30, 2008, our new LA GO GO joint venture had approximately 230 employees. We consider our relationship with our employees to be excellent.

We hold a fifty-year land use right on 112,442 square meters of land in the Nanjing Jiangning Economic and Technological Development Zone until April 2056. The land contains an existing facility of 26,629 square meters, which includes the manufacturing facility and office space. By the end of 2006, we completed the construction of our new office building and adjoining factory. We moved our headquarters into our new office building and consolidated part of our operation into our new manufacturing facility in January 2007. The new manufacturing facility occupies an area of 10,000 square meters and is equipped with state-of-the-art equipment.

Our four operating subsidiaries, all of which are incorporated in the PRC, are governed by the PRC income tax laws and are subject to the PRC enterprise income tax. Each of our consolidating entities files its own separate tax return. In addition, in 2007, Goldenway enjoyed a 50% reduction in its income tax as a foreign invested enterprise that exports over 70% of its output, and was entitled a lowered income tax rate of 12%. In 2008, the income tax rate for Goldenway was 25%. New-Tailun and Catch-Luck were entitled to two-year income tax exemptions effective for the 2006 and 2007 tax years, and for the three years thereafter (2008, 2009 and 2010) based on current income tax laws these entities will be entitled to a 50% reduction in enterprise income tax rate of 25%. LA GO GO was incorporated on January 24, 2008, and its income tax rate is 25%. All of our income before income taxes, and the income taxes we pay are related to our operations in the PRC.
Private Placement Financing

On August 2, 2007, we completed a $2 million private placement involving the issuance of our secured convertible notes and warrants pursuant to subscription agreements (“Subscription Agreements”) with six accredited investors. This private placement financing closed on August 6, 2007. Under the terms of the financing, we issued and sold two-year secured convertible notes in the principal amount of $2,000,000 to investors, secured by all of the assets of Ever-Glory excluding its subsidiaries. As of September 30, 2008, the note holders had converted the entire principal amount of these notes, plus accrued interest, into an aggregate of 909,091 shares of common stock of the Company.

Recent Events

On July 16, 2008, our shares of common stock began trading on the American Stock Exchange (“AMEX”) under the trading symbol “EVK.” We are the first Chinese apparel company to have its securities listed on AMEX.

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

In July 2008, we renewed our credit facility with Nanjing Bank, which provides us with short-term lending of up to $7.3 million for a two year term. The credit facility is used to fund daily operations, and is available until July 31, 2010. As of September 30, 2008, we had an outstanding balance of $5.8 million, on which we pay interest at the rate of 7.22%. The loans with Nanjing Bank are secured by our land use rights and buildings.

Sales and Expenses

We market and sell our products through a combination of international distributors and direct sales to brands and retail chain stores primarily in Europe, the United States and Japan. We also manufacture, market, and distribute our own branded products in our domestic market through our LA GO GO joint venture.

For our new customers, we ordinarily accept orders backed by a letter of credit. For our established customers, we generally accept payment within 30 to 120 days following delivery of finished goods to the customer.

Cost of goods sold includes direct material cost, direct labor cost and manufacturing overheads, including depreciation of production equipment consistent with the revenue earned, and rent paid by our retail business.

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

Details regarding our use of these policies and the related estimates are described in the accompanying notes to our Consolidated Financial Statements as of and for the three months and nine months ended September 30, 2008. There have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

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

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. Management is currently evaluating the impact of adoption of EITF No. 07-5 on the Company ’ s financial statements.

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

On October 10, 2008, the FASB issued FASB Staff Position (FSP) No.157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the Company’s financial position or results for the quarter ended September 30, 2008.

Results of Operations

The following is a discussion and analysis of our results of operations, comparing the three and nine months ended September 30, 2008 and 2007.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The following table summarizes our results of operations for the three months ended September 30, 2008 and 2007. The table and the discussion below should be read in conjunction with the unaudited financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended September 30,
	2008		2007		Increase	% Increase
Sales	$31,885,576	100.0%	$19,477,793	100.0%	$12,407,783	63.7%
Cost of Sales	$27,295,205	85.6%	$16,404,695	84.2%	$10,890,510	66.4%
Gross Profit	$4,590,371	14.4%	$3,073,098	15.8%	$1,517,273	49.4%
Operating Expense	$2,190,346	6.9%	$1,020,400	5.2%	$1,169,946	114.7%
Income From Operations	$2,400,025	7.5%	$2,052,698	10.5%	$347,327	16.9%
Other Expenses	$-1,484,307	-4.7%	$-658,753	-3.4%	$-825,554	125.3%
Income before income tax expenses	$915,718	2.9%	$1,393,945	7.2%	$-478,227	-34.3%
Income tax expenses	$273,203	0.9%	$72,880	0.4%	$200,323	274.9%
Minority interest	$-4,666	0.0%	—	—	$-4,666	—

Net Income	$647,181	2.0%	$1,321,065	6.8%	$-673,884	-51.0%

Sales

The following table sets forth a breakdown of our total sales revenue, by region, for the periods indicated:

	Three Months Ended September 30,
	2008		2007
	$	% of total revenues	$	% of total revenues	Growth in 2008 Compared to 2007
	(in U.S. dollars, except for percentages)
ODM Sales

Europe	14,923,858	46.8%	10,813,012	55.5%	+ 38.0%

U.S.	6,056,882	19.0%	4,033,070	20.7%	+ 50.2%

Japan	6,925,551	21.7%	2,962,062	15.2%	+ 133.8%

China	2,897,857	9.1%	1,669,649	8.6%	+ 73.6%

Other	43,284	0.1%	—	—	—

Domestic Retail Sales

Retail	1,038,144	3.3%	—	—	—

Total revenues	31,885,576	100.0%	19,477,793	100.0%	+ 63.7%

We generate revenues primarily from our ODM business mainly for the international markets. In 2008, we entered into our domestic retail market, with a focus on designing, manufacturing and selling our own branded garments. Total sales for the three months ended September 30, 2008 were $31,885,576, an increase of 63.7% compared to the same period during 2007. This increase was primarily attributable to an operating growth in ODM sales to customers in Europe, U.S., Japan and the PRC, and revenue contributions from our newly launched retail business “LA GO GO” in 2008.

Sales to customers in Europe accounted for 46.8% of our net revenue for the three months ended September 30, 2008. Sales to our European customers increased 38.0% in the third quarter of 2008, as compared to the third quarter of 2007. The increase for the three months ended September 30, 2008 was primarily attributable to higher demand and increased order volume from several of our large European customers.

Sales to customers in the U.S. accounted for 19.0% of our net revenue for the three months ended September 30, 2008. Sales to our U.S. customers increased 50.2% in the third quarter of 2008, as compared to the third quarter of 2007. This increase was due to our acquisition of new customers in the U.S.

Sales to customers in Japan accounted for 21.7% of our net revenue for the three months ended September 30, 2008. Sales to our Japanese customers increased 133.8% for the third quarter of 2008, compared to the third quarter of 2007. This increase was attributable to our success in establishing a long-term relationship with premium brands in the Japanese market, and strong demand in the third quarter of 2008 in anticipation of the holiday season.

Sales to customers in the PRC accounted for 9.1% of our net revenue for the three months ended September 30, 2008. Sales to our PRC customers increased 73.6% in the third quarter of 2008, compared to the third quarter of 2007. The increase was attributable to a greater number of orders placed by our existing customers in Hong Kong,

Sales generated by our LA GO GO retail division accounted for 3.3% of our net revenue for the three months ended September 30, 2008. As of September 30, 2008, we have opened and established 55 LA GO GO retail stores, generating average sales of $8,500 per month per store.

The table below breaks down our total revenues generated from related-party and unrelated-party during the periods indicated:

	Three Months Ended September 30,
Net Sales	2008		2007		Increase (Decrease)	% Change
To related parties	$17,582	0.1%	$486,318	2.5%	$(468,736)	-96.4%
To third parties	$31,867,994	99.9%	$18,991,475	97.5%	$12,876,519	67.8%
Total	$31,885,576	100.0%	$19,477,793	100.0%	$12,407,783	63.7%

Net sales to related parties accounted for 0.1% of our total sales for the three months ended September 30, 2008, a decrease from 2.5% for the same period of 2007. We expect sales to related parties will continue to constitute a relatively minor portion of our total sales.

Cost of Sales and Gross Profit

The following table sets forth the components of our cost of sales and gross profit both as a dollar amount and as a percentage of total net sales for the periods indicated.

	Three Months Ended September 30,
	2008		2007		Change	% Change
Total Net Sales	$31,885,576	100.0%	$19,477,793	100.0%	$12,407,783	63.7%
Raw materials	13,735,548	43.1%	9,211,986	47.3%	4,523,562	49.1%
Labor	849,187	2.7%	626,082	3.2%	223,105	35.6%
Outsource Production Costs	11,237,388	35.2%	5,826,534	29.9%	5,410,854	92.9%
Overhead and Other	805,447	2.5%	740,093	3.8%	65,354	8.8%
Retail-purchase finished garments from other factories	667,635	2.1%	0	0.0	667,635	—
Total Cost of Sales	$27,295,205	85.6%	$16,404,695	84.2%	$10,890,510	66.4%
Gross Profit	$4,590,371	14.4%	$3,073,098	15.8%	$1,517,273	49.4%

Raw material costs for the three months ended September 30, 2008 increased 49.1% compared to the same period in 2007 while revenues increased 63.7% compared to the same period in 2007. These costs, as a percentage of total net sales, decreased from 47.3% to 43.1%. In the third quarter of 2008, we centralized our purchasing function to increase our negotiation power, and management believes this enabled us to control and reduce our raw material costs.

Labor costs accounted for 2.7% of our total net sales for the three months ended September 30, 2008, which decreased from 3.2% for the same period in 2007. This decrease was mainly due to an internal headcount reduction. In 2008, after performing a comprehensive review of our processes and organization, management decided to increase outsourcing to independent contractors to improve performance and efficiency as well as better manage our labor costs.

Outsource production costs accounted for 35.2% of our total net sales for the three months ended September 30, 2008, which increased from 29.9% for the same period in 2007. This increase was primarily attributable to increased costs of outsourcing in the third quarter of 2008, linked to general inflation in the cost of goods and services in China.

Overhead and other expenses accounted for 2.5% of our total net sales for the three months ended September 30, 2008, compared to 3.8% in the same period of 2007. This decrease was also due to a reduction in our employee headcount as a result of increased outsourcing.

Our retail business cost accounted for 2.1% of our total net sales for the three months ended September 30, 2008. This consisted of purchases of finished goods from other suppliers for resale in our LA GO GO stores.

Total cost of sales for the three months ended September 30, 2008 was $27,295,205, an increase of 66.4% compared to the same period in 2007. As a percentage of total net sales, cost of sales for the three months ended September 30, 2008, increased slightly to 85.6% in the third quarter of 2008, up from 84.2% in the same period in 2007. Consequently, the gross margin as a percentage of net sales decreased to approximately 14.4% in the three months ended September 30, 2008, from 15.8% in the same period of 2007. The decrease in gross margin was primarily attributable to the increased outsourcing costs and salary increases for existing production line employees in the third quarter of 2008. Management increased pay for our workers in order to retain skilled tailors and professionals in a competitive environment in which, in recent quarters, salaries and the cost of labor have been rising.

The following table sets forth our total net sales, gross profit and gross margin of the geographic market segments for the three months ended September 30, 2008 and 2007:

	For the Three Months Ended			For the Three Months Ended
	September 30, 2008			September 30, 2007
		Gross	Gross		Gross	Gross
	Net Sales	Profit	Margin	Net Sales	Profit	Margin

ODM Sales
Europe	$14,924,436	$1,991,898	13.3%	$10,813,012	$1,910,695	17.7%
U.S.	6,056,882	400,026	6.6%	4,033,070	350,254	8.7%
Japan	6,925,551	1,460,963	21.1%	2,962,062	360,564	12.2%
China	2,897,279	368,109	12.7%	1,669,649	451,585	27.0%
Other	43,284	-2,644	-6.1%	—	—	—

Domestic Sales
Retail	1,038,144	372,019	35.8%	—	—	—
Total	$31,885,576	$4,590,371	14.4%	$19,477,793	$3,073,098	15.8%

Gross margin in Europe was 13.3% for the three months ended September 30, 2008, compared to 17.7% for the same period in 2007. Although we have changed our product mix to improve our gross margin, this move toward higher-margin products was offset by higher price sensitivity on the part of our European customers, high inflation in China and the effect of an appreciating renminbi against currencies of importing nations. First, many of our customers have been negotiating for lower contract prices, as the retail environment has become more competitive, which we believe may be associated with a slowing economy in Europe. Also, inflation has persisted in China especially in early 2008, which has increased the prices of labor and materials, and this has added downward pressure to our margins. Finally, the Chinese renminbi has been appreciating against other world currencies, making Chinese imports more expensive, particularly to customers in Europe and the U.S., and this has put pressure on us to reduce prices in order to continue to be a top supplier to many of our customers.

Gross margin in U.S. was 6.6% for the three months ended September 30, 2008, compared to 8.7% for the same period in 2007. In 2008, we adjusted our customer mix in the U.S., as we moved away from lower end mass market products, and entered higher quality upper market segments to improve our gross profit percentage. Generally, at the present time, we consider “upper market” or “premium” products as garments that we sell at an average cost to our customers of higher than US$8.00 per unit. In the third quarter of 2008, however, we believe that due to unfavorable economic conditions in the U.S., including an emerging credit crisis, our customers have become more cautious and price sensitive, and they are beginning to shift their buying patterns accordingly. In order to continue to achieve sales to our U.S. customers, we cut our prices in order to remain competitive with other suppliers. Currently, we are seeking to expand and acquire new customer relationships with middle-to upper market or premium retailers in the U.S. in order to offset this trend.

Gross margin in Japan was 21.1% for the three months ended September 30, 2008, compared to 12.2% for the same period of 2007. In the third quarter of 2008, we were able to successfully shift our product mix into premium brands in Japan, in order to achieve these higher margins. Specifically, one upper market Japanese casual wear retailer who we recently added as a customer generated approximately $1.9 million in sales in the three quarters ending September 30, 2008. Since our sales to Japan became more heavily weighted toward higher-end garments with very favorable margins, our overall gross margin on sales to Japanese customers increased.

Gross margin in China, excluding our retail operations, was 12.7% for the three months ended September 30, 2008, compared to 27.1% for the same period of 2007. This reduction in gross margin was due to higher-than-expected inflation in the PRC and appreciation of the Chinese renminbi relative to the U.S. dollar. We managed to negotiate mild increases our contract prices with our Hong Kong customers, based on and to adjust for our internal forecasts regarding domestic inflation and Chinese renminbi appreciation, however, actual domestic inflation and appreciation in the renminbi turned out to be higher than we had originally forecast. As a result, we experienced a decline in gross margin on our PRC sales.

Gross margin in retail for our new brand LA GO GO, which operates retail stores in the PRC, was 35.8% for the three months ended September 30, 2008. Since it was launched in the early part of 2008, our LA GO GO division did not operate during the third quarter of 2007.

Overall gross margin for the three months ended September 30, 2008 was 14.4%, decrease from 15.8% for the same period of 2007. Management generally attributes this to higher inflation in the PRC, and a rising Chinese renminbi. We countered this trend, in some regions more than others as discussed above, by moving toward higher-margin products in those markets. Management expects that continued efforts to move toward upper-market premium products, if successful, will enable the company to combat the effects of inflation and an appreciating Chinese renminbi, and maintain and increase our overall gross profit margins. In addition, management expects that as the company’s domestic retail operation grows and becomes a larger part of our business, if this growth is realized, this would eventually have the effect of increasing the company’s overall profit margins.

Operating Expenses

	For the Three Months Ended September 30,
	2008		2007
		% of Total		% of Total		%
	$	Net Sales	$	Net Sales	change	change
	(in U.S. Dollars, except for percentages)
Gross Profit	$4,590,371	14.4%	$3,073,098	15.8%	$1,517,273	49.4%
Operating Expenses:
Selling Expenses	563,971	1.8%	167,976	0.9%	$395,995	235.7%
General and Administrative Expenses	1,626,375	5.1%	852,424	4.4%	$773,951	90.8%
Total	2,190,346	6.9%	1,020,400	5.2%	$1,169,946	114.7%
Income from Operations	2,400,025	7.5%	2,052,698	10.5%	$347,327	16.9%

Selling expenses in 2008 increased by 235.7% to $563,971 for the three months ended September 30, 2008 as compared with the same period in 2007. The increase was attributable to increased travel and marketing expenses incurred by our international sales force to obtain new customers. In addition, we incurred increased export expenses, such as customs duties, port fees, export document fees, inspection fees, and other related costs. We also spent $247,786 during the third quarter of 2008 to promote LA GO GO, our domestic retail brand, which is reflected in our selling expenses for the third quarter of 2008, but no such expenses applied during the same period in 2007.

General and administrative expenses increased by 90.8% from $852,424 for the three months ended September 30, 2007 to $1,626,375 for the three months ended September 30, 2008. However, as a percentage of net sales, G&A expenses for the third quarter of 2008 increased modestly from 4.4% to 5.1%, as compared to the same quarter in 2007. The increase was mainly due to increases in salary expense, employee benefits, professional fees and depreciation expenses relating to our new office facilities. Payroll increased by approximately $250,000 in the third quarter of 2008, over the same quarter last year, as we hired more management professionals to handle our business expansion. An increase in direct expenses incurred by our US parent company relating to investor relations activities also added to our total general and administrative expenses for the third quarter of 2008.

Income from Operations

Income from operations increased by 16.9% from $2,052,698 for the three months ended September 30, 2007 to $2,400,025 for the three months ended September 30, 2008, as we expanded market exposure, increased our sales volume and managed our costs during the current reporting period.

Interest Expenses

	Three Months Ended September 30,
	2008	2007	Increase	% Increase
Bank Loans	$76,481.00	$34,161.00	$42,320.00	123.88%
Related party	29,265.00	59,115.00	-29,850.00	-50.49%
Convertible notes interest	12,674.00	—	12,674.00
Convertible notes-amortization of discount	1,350,172.00	587,368.00	762,804.00	129.87%
Total	$1,468,592.00	$680,644.00	$787,948.00	115.77%

Interest expense was $1,468,592 for the three months ended September 30, 2008 compared to $680,644 for the same period of 2007.

This increase was mainly due to the interest expense incurred related to the convertible notes issued in August 2007. As disclosed in the note 11 to the accompanying financial statements, the Company consummated a private placement of $2,000,000 principal amount of 6% secured notes with five-year common stock warrants which were convertible to 909,091 shares of common stock of the Company at a conversion price of $2.20 per share. On the issuance date, the Company recorded a discount on the note related to the intrinsic value of the beneficial conversion feature totaling $943,797 and $1,056,203 for the fair value of the warrants issued. Financing cost related to this private placement was $372,602 in which $242,520 was paid out of the gross proceeds and $130,082 was the value of the warrants granted to the replacement agents.

Pursuant to the APB 21, financing cost is amortized over the life of the notes to interest expense using the effective interest method. Also according to the paragraph 21 of EITF 00-27, all unamortized discount at the time of the conversion must be recognized as interest expense. During the three months ended September 30, 2008, $1,200,000 in convertible notes had been converted to the Company’s common shares. Accordingly, for the three months ended September 30, 2008, $197,946 of financing cost and $1,152,226 of amortization of discount was recorded as interest expense.

Income Tax Expenses

Income tax expense for the three months ended September 30, 2008 and 2007 amounted to $273,203 and $72,880, respectively. The increase in our income tax expenses were mainly due to the expiration of Goldenway’s tax holiday on December 31, 2007. In addition, Catch-Luck and New-Tailun were subject to higher preferential tax rates since the beginning of 2008.

Our PRC subsidiaries were subject to various preferential tax policies and were entitled to the following income tax rates:

	2008	2007
Goldenway	25.0%	12.0%
Catch-Luck	12.5%	0.0%
New-Tailun	12.5%	0.0%
LA GO GO	25.0%	0.0%

Goldenway was incorporated in the PRC and is subject to PRC income tax laws and regulations. Goldenway is presently subject to an income tax rate of 25%.

New-Tailun and Catch-Luck were incorporated in the PRC and are subject to PRC income tax laws and regulations. According to the relevant laws and regulations in the PRC, enterprises with foreign investment in the PRC are entitled to full exemption from income tax for two years beginning from the first year the enterprises become profitable and has accumulated profits and a 50% income tax reduction for the subsequent three years. New-Tailun and Catch-Luck were approved as a wholly foreign-owned enterprise in 2006 and are entitled to 100% income tax exemptions in 2006 and 2007 and a 50% reduction for the next three years. In 2008, New-Tailun and Catch-Luck are subject to a 12.5% income tax rate.

LA GO GO was established on January 24, 2008, and it is subject to an income tax rate of 25%.

Perfect Dream Limited (“Perfect Dream”), was incorporated in the British Virgin Islands on July 1, 2004, its income tax rate is 0%.

Ever-Glory International Group Inc., our parent corporation, was incorporated in the State of Florida, and it has incurred net operating losses for income tax purposes through September 30, 2008. The net operating loss carry forwards for United States income taxes may be available to reduce ad offset the company’s taxable income in future years. These carry forwards will expire, if not utilized, through 2028. Management believes that the realization of the benefits from these losses is uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we have provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

Net Income

Net income for the three months ended September 30, 2008 was $647,181, a decrease of 51.0% compared to the $1,321,065 of net income reported for the third quarter of 2007. Even though our income from operations increased 16.9% from the third quarter of 2007 to the third quarter of 2008, our net income decreased partly due to $1,350,172 in amortization costs which we recorded in the third quarter of 2008, related to our convertible note financing. In the third quarter of 2008, a majority of the holders of the convertible notes we issued in August 2007 converted their notes into common stock, requiring us to record this amortization expense in the third quarter of 2008. For further details concerning these amortization costs, see “Interest Expenses” above.

Minority interest

On January 9, 2008, our subsidiary Goldenway entered into an Agreement with La Chapelle, to form a joint venture to develop, promote and market a new line of women’s wear in China, referred to as “LA GO GO”. We agreed to initially invest 6 Million RMB (approximately $826,200) in cash, and our joint venture partner La Chapelle agreed to invest 4 Million RMB (approximately $553,040) in cash, for 60% and 40% stakes, respectively, in the joint venture. The LA GO GO joint venture is consolidated in our financial statements, while the 40% stake held by La Chapelle is classified as a “minority interest”. As of September 30, 2008, we recorded $551,623 as minority interest. For the three month period ending September 30, 2008, we recorded a loss of $4,666, which represents La Chapelle’s 40% of LA GO GO’s net loss for the third quarter of 2008.

Nine months Ended September 30, 2008 Compared to Nine months Ended September 30, 2007

The following table summarizes our results of operations for the nine months ended September 30, 2008 and 2007. The table and the discussion below should be read in conjunction with the unaudited financial statements and the notes thereto appearing elsewhere in this report.

	Nine months Ended September 30,
	2008		2007		Increase	% Increase
Sales	$75,701,181	100.0%	$50,001,227	100.0%	$25,699,954	51.4%
Cost of Sales	$63,035,937	83.3%	$42,296,988	84.6%	$20,748,949	49.0%
Gross Profit	$12,665,244	16.7%	$7,704,239	15.4%	$4,961,005	64.4%
Operating Expense	$5,835,320	7.7%	$3,052,273	6.1%	$2,783,047	91.2%
Income From Operations	$6,829,924	9.0%	$4,651,966	9.3%	$2,177,958	46.8%
Other Expenses	$-2,795,713	-3.7%	$-910,979	-1.8%	$-1,884,734	206.9%
Income before income tax expenses	$4,034,211	5.3%	$3,740,987	7.5%	$293,224	7.8%
Income tax expenses	$841,850	1.1%	$155,203	0.3%	$686,647	442.4%
Minority interest	$-1,417	0.0%	0	0.0	$-1,417	—
Net Income	$3,193,778	4.2%	$3,585,784	7.2%	$-392,006	-10.9%

Sales

The following table sets forth a breakdown of our total sales revenue, by region, for the periods indicated:

	Nine months Ended September 30,
	2008		2007
	$	% of total revenues	$	% of total revenues	Growth in 2008 compared to 2007
	(in U.S. dollars, except for percentages)
ODM Sales

Europe	42,178,290	55.7%	29,365,688	58.7%	43.6%

U.S.	12,734,839	16.8%	10,627,898	21.3%	19.8%

Japan	12,739,050	16.8%	6,543,188	13.1%	94.7%

China	6,594,818	8.7%	3,464,453	6.9%	90.4%

Other	43,284	0.1%	—	—	—

Domestic Retail Sales

Retail	1,410,900	1.9%	—	0.0%	—

Total revenues	75,701,181	100.0%	50,001,227	100.0%	51.4%

We generate revenues primarily from our ODM business mainly for the international markets. In 2008, we entered into our domestic retail market, focusing on our own branded garments. Total sales for the nine months ended September 30, 2008 were $75,701,181, an increase of 51.4% compared to the same period of 2007. This increase was primarily attributable to an operating growth in ODM sales to customers in Europe, U.S., Japan and the PRC, and revenue contributions from our newly launched retail “LA GO GO” in 2008.

Sales to customers in Europe accounted for 55.7% of our net revenue for the nine months ended September 30, 2008, an increase of 43.6% compared to the same period of 2007. This increase was primarily attributable to higher demand and increased order volume from our several largest Europe customers.

Sales to customers in the U.S. accounted for 16.8% of our net revenue for the nine months ended September 30, 2008, an increase of 19.8% compared to the same period of 2007, which was primarily due to the expansion of our customer base in the United States.

Sales to customers in Japan accounted for 16.8% of our net revenue for the nine months ended September 30, 2008, an increase of 94.7% compared to the same period of 2007. The increase was attributable to our success with establishing a long-term relationship with premium brands in the Japanese market, and strong demand in the third quarter of 2008 for the upcoming holiday season.

Sales to customers in the PRC accounted for 8.7% of our net revenue for the nine months ended September 30, 2008, an increase of 90.4% compared to the same period of 2007. The increase was attributable to an increase in order volume from our existing customers in Hong Kong, especially in the first two quarters of 2008.

Sales generated from LA GO GO accounted for 1.9% of our net revenue for the nine months ended September 30, 2008. As of September 30, 2008, we have opened 55 LA GO GO retail stores, generating average sales of $8,500 per month per store.

Below is a breakdown of our total revenues generated from related parties and third parties for the nine months ended September 30, 2008 and 2007.

	Nine months Ended September 30,
Net Sales	2008		2007		Increase	% Change
To related parties	$510,145	0.7%	$940,334	1.9%	$(430,189)	-45.7%
To third parties	$75,191,036	99.3%	$49,060,893	98.1%	$26,130,143	53.3%
Total	$75,701,181	100.0%	$50,001,227	100.0%	$25,699,954	51.4%

Net sales to related parties accounted for 0.7% of our total sales for the nine months ended September 30, 2008, a decrease from 1.9% for the same period in 2007. We expect sales to related parties will continue to constitute a small portion of our total sales.

Cost of Sales and Gross Margin

The following table sets forth the components of our cost of sales and gross profit both as an amount and as a percentage of total net sales for the periods indicated.

	Nine months Ended September 30,
	2008		2007		Change	% Change
Total Net Sales	$75,701,181	100.0%	$50,001,227	100.0%	$25,699,954	51.4%
Raw materials	34,860,446	46.1%	22,994,332	46.0%	11,866,114	51.6%
Labor	2,232,520	2.9%	2,432,246	4.9%	-199,726	-8.2%
Outsource Production Costs	23,791,931	31.4%	15,429,194	30.9%	8,362,737	54.2%
Overhead and Other	1,365,079	1.8%	1,441,216	2.9%	-76,137	-5.3%
Retail-purchase finishing garments from other factories	785,961	1.0%	0	0.0	785,961	—
Total Cost of Sales	$63,035,937	83.3%	$42,296,988	84.6%	$20,738,949	49.0%
Gross Profit	$12,665,244	16.7%	$7,704,239	15.4%	$4,961,005	64.4%

Raw material costs, as a percentage of total net sales, remained flat for the nine months ended September 30, 2008 compared to the same period of 2007. In the third quarter of 2008, we took effective measures to control the cost of raw materials by centralizing our purchasing function.

Labor costs accounted for 2.9% of our total net sales for the nine months ended September 30, 2008, which decreased from 4.9% for the same period in 2007. This decrease was mainly due to an internal headcount reduction. In 2008, after performing a comprehensive review of our processes and organization, management decided to increase outsourcing from our Goldenway subsidiary to independent contractors to improve performance and efficiency as well as better manage our labor costs.

Outsource production costs accounted for 31.4% of our total net sales for the nine months ended September 30, 2008, which increased from 30.9% for the same period in 2007. This increase was primarily attributable to the increased cost of outsourcing in relation to the output from outsourcing, especially in the third quarter of 2008. During 2008, there was a general increase in inflation, which included both wages and goods.

Overhead and other expenses accounted for 1.8% of our total net sales for the nine months ended September 30, 2008, compared to 2.9% for the same period of 2007. This decrease was also due to reduction in our employee headcount as a result of increased outsourcing.

Our retail business costs accounted for 1.0% of our total net sales for the nine months ended September 30, 2008. This consisted of purchases of finished goods from other suppliers for resale in our LA GO GO stores.

Total cost of sales for the nine months ended September 30, 2008 was $63,035,937, an increase of 49.0% compared to the same period in 2007. As a percentage of total net sales, cost of sales for the nine months ended September 30, 2008, decreased from 84.6% to 83.3%, compared to the same period in 2007. Consequently, the gross margin as a percentage of sales increased to approximately 16.7% from 15.4% for the same period in 2007. The increase in gross margin was attributable to better control in our manufacture overhead and the improvement in our production efficiency in 2008.

The following table sets forth our total net sales, gross profit and gross margin of the geographic market segments for the nine months ended September 30, 2008 and 2007:

	Nine months Ended September 30,
	2008			2007
	Net Sales	Gross profit	Gross margin	Net Sales	Gross profit	Gross margin
ODM Sales
Europe	42,178,290	6,986,953	16.6%	29,365,688	5,143,983	17.5%
U.S.	12,734,839	1,321,872	10.4%	10,627,898	664,656	6.3%
Japan	12,739,050	2,556,672	20.1%	6,543,188	878,757	13.4%
China	6,594,818	1,177,452	17.9%	3,464,453	1,016,843	29.4%
Other	43,284	-2,644	-6.1%	—	—	—
Domestic Sales
Retail	1,410,900	624,939	44.3%	—	0	—
Total	75,701,181	12,665,244	16.7%	50,001,227	7,704,239	15.4%

Gross margin in Europe was 16.6% for the nine months ended September 30, 2008, compared to 17.5% for the same period of 2007. As in the third quarter of 2008, our gross margin experienced mild reduction in the nine month period ending September 30, 2008, as compared with the same nine month period in 2007. In the last nine months we changed our product mix to improve our gross margin, however, this was offset by other countervailing factors, such as higher price sensitivity on the part of our customers, inflation in China and the effect of an appreciating renminbi against currencies of importing nations. Many of our customers have been negotiating for lower contract prices, as the retail environment has become more competitive, which we believe may be associated with a slowing economy in Europe. Also, inflation has persisted in China in recent months, which has increased the prices of labor and materials, and this has added downward pressure to our margins. Finally, the Chinese renminbi has been appreciating against other world currencies, making Chinese imports more expensive, particularly to customers in Europe and the U.S., and this has put pressure on us to reduce prices in order to continue to be a top supplier to many of our customers.

Gross margin in U.S. was 10.4% for the nine months ended September 30, 2008, compared to 6.3% for the same period of 2007. In 2008, we adjusted our customers mix in the U.S., we moved away from mass markets and entering into high quality upper market segments to improve our gross profit percentage. During the nine months ending September 30, 2008, particularly in the third quarter of 2008 as a financial crisis unfolded, consumers became more sensitive to price, we had to decrease our prices in order to compete with rival manufacturers. We are continuing to seek more business opportunities with middle- to upper market premium retailers in order to maintain or gross profit margins.

Gross margin in Japan was 20.1% for the nine months ended September 30, 2008, compared to 13.4% for the same period in 2007 as we shifted toward the premium brand market. For the nine months ended September 30, 2008, we were able to shift our production to upper market premium garments which yielded higher gross margin than our previous product mix. As discussed in our quarterly analysis above, one upper market Japanese casual wear retailer who we recently added as a customer increased their order volume from approximately $14,000 in 2007, up to approximately $1.9 million as of September 30, 2008. Since our sales to Japan became more heavily weighted toward higher-end garments with very favorable margins, our overall gross margin on sales to Japanese customers increased.

Gross margin in China, excluding our retail operations, was 17.9% for the nine months ended September 30, 2008, compared to 29.4% for the same period in 2007. This reduction in gross margin was due to higher-than-expected inflation in the PRC and appreciation of the Chinese renminbi relative to the U.S. Dollar. We managed to negotiate mild increases our contract prices with our Hong Kong customers, based on and to adjust for our internal forecasts regarding domestic inflation and Chinese renminbi appreciation, however, actual domestic inflation and appreciation in the renminbi turned out to be higher than we had originally forecast. As a result, we experienced a decline in gross margin on our sales in China.

Gross margin for our recently launched retail brand, LA GO GO, was 44.3% for the nine months ended September 30, 2008. The decrease in gross margin between the three months ended September 30, 2008 as compared to the nine months ended September 30, 2008 was primarily due to lower margins for summer clothing sold in the third quarter, in contrast to spring clothing sold in the second quarter of 2008 which tends to carry a higher gross margin. Also, as is typical in the retail business, we often discount items during the summer season, which leads to lower margins for items sold in the third quarter of the year.

Overall gross margin for the nine months ended September 30, 2008 was 16.7%, increase from 15.4% for the same period in 2007. Management generally attributes this to higher inflation in the PRC, and a rising Chinese renminbi. We countered this trend, in some regions more than others as discussed above, by moving toward higher-margin products in those markets. Management expects that continued efforts to move toward upper-market premium products, if successful, will enable the company to combat the effects of inflation and an appreciating Chinese renminbi, and maintain and increase our overall gross profit margins. In addition, management expects that as the company’s domestic retail operation grows and becomes a larger part of our business, if this growth is realized, this would eventually have the effect of increasing the company’s overall profit margins.

Selling, and General and Administrative Expenses

	For the Nine months Ended September 30,
	2008		2007
	$	% of Total Sales	$	% of Total Sales	change	% change
	(in U.S. Dollars, except for percentages)
Gross Profit	$12,665,244	16.7%	$7,704,239	15.4%	$4,961,005	64.4%
Operating Expenses:
Selling Expenses	1,210,063	1.6%	493,686	1.0%	716,377	145.1%
General and Administrative	4,625,257	6.1%	2,558,587	5.1%	2,066,670	80.8%
Total	5,835,320	7.7%	3,052,273	6.1%	2,783,047	41.2%
Income from Operations	$6,829,924	9.0%	$4,651,966	9.3%	$2,177,958	46.8%

Selling expenses in 2008 increased by 145.1% to $1,210,063 for the nine months ended September 30, 2008. The increase was attributable to increased travel and marketing expenses incurred by the international sales force to obtain new customers, and also the increased export expenses such as customs duties, port fees, export document fees, inspection fees, and other related costs, and promotion of our domestic brand, LA GO GO.

General and administrative expenses increased by 80.8% from $2,558,587 for the nine months ended September 30, 2007 to $4,625,257 for the nine months ended September 30, 2008. However, as a percentage of net sales, general and administrative expenses for the nine month period slightly increased from 5.1% to 6.1%. The increase was mainly due to increases in salary expense, employee benefits, professional fees and depreciation expenses relating to our new office facilities. Payroll also increased by approximately $1.1 million in the nine months ended September 30, 2008, as compared to the same period last year, as we hired more management professionals as our business continued its expansion. The increase of the expenses incurred by the US parent company for investor relationship was also affect out total general and administrative expenses.

Income from Operations

Income from operations increased by 46.8% from $4,651,966 for the nine months ended September 30, 2007 to $6,829,924 for the nine months ended September 30 2008, as we expanded our market exposure, increased our sales volume and improved cost management during this period.

Interest Expenses

	Nine months Ended September 30,
	2008	2007	Increase (Decrease)	% Increase
Bank Loans	$220,827.00	$177,822.00	$43,005.00	24.18%
Related party	145,836.00	177,344.00	-31,508.00	-17.77%
Convertible notes interest	58,659.00	—	58,659.00	—
Convertible notes-amortization of discount	2,252,224.00	587,368.00	1,664,856.00	283.44%
Total	$2,677,546.00	$942,534.00	$1,735,012.00	184.08%

Interest expense was $2,677,546 for the nine months ended September 30, 2008 compared to $942,534 for the same period in 2007.

This increase was mainly due to the interest expense incurred related to the convertible notes issued in August 2007. As disclosed in the note 11 to the accompanying financial statements, the Company consummated a private placement of $2,000,000 principal amount of 6% secured notes with five-year common stock warrants which were convertible to 909,091 shares of common stock of the Company at a conversion price of $2.20 per share. On the issuance date, the Company recorded a discount on the note related to the intrinsic value of the beneficial conversion feature totaling $943,797 and $1,056,203 for the fair value of the warrants issued. Financing cost related to this private placement was $372,602 in which $242,520 was paid out of the gross proceeds and $130,082 was the value of the warrants granted to the replacement agents.

Pursuant to the APB 21, financing cost is amortized over the life of the notes to interest expense using the effective interest method. Also according to the paragraph 21 of EITF 00-27, all unamortized discount at the time of the conversion must be recognized as interest expense. During the nine months ended September 30, 2008, $1,950,000 in convertible notes had been converted to the Company’s common shares. Accordingly, for the nine months ended September 30, 2008, $318,196 of financing cost and $1,934,028 amortization of discount were recorded as interest expense.

Income Tax Expenses

Income tax expense for the nine months ended September 30, 2008 and 2007 amounted to $841,850 and $155,203, respectively. Our effective income tax rates were 20.9% and 4.1% for the nine months ended September 30, 2008 and 2007, respectively. The increase in our income tax expenses were mainly due to the expiration of Goldenway’s tax holiday on December 31, 2007. In addition, Catch-Luck and New-Tailun were subject to higher preferential tax rates since the beginning of 2008.

Our PRC subsidiaries were subject to various preferential tax policies and were entitled to the following income tax rates:

	2008	2007

Goldenway	25.0%	12.0%
Catch-Luck	12.5%	0.0%
New-Tailun	12.5%	0.0%
LA GO GO	25.0%	0.0%

Goldenway was incorporated in the PRC and is subject to PRC income tax laws and regulations. Goldenway is presently subject to an income tax rate of 25%.

New-Tailun and Catch-Luck were incorporated in the PRC and are subject to PRC income tax laws and regulations. According to the relevant laws and regulations in the PRC, enterprises with foreign investment in the PRC are entitled to full exemption from income tax for two years beginning from the first year the enterprises become profitable and has accumulated profits and a 50% income tax reduction for the subsequent three years. New-Tailun and Catch-Luck were approved as a wholly foreign-owned enterprise in 2006 and are entitled to 100% income tax exemptions in 2006 and 2007 and a 50% reduction for the next three years. In 2008, New-Tailun and Catch-Luck are subject to a 12.5% income tax rate.

LA GO GO was established on January 24, 2008, and it is subject to an income tax rate of 25%.

Perfect Dream Limited (“Perfect Dream”), was incorporated in the British Virgin Islands on July 1, 2004, its income tax rate is 0%.

Ever-Glory International Group Inc., our parent corporation, was incorporated in the State of Florida, and it has incurred net operating losses for income tax purposes through September 30, 2008. The net operating loss carry forwards for United States income taxes may be available to reduce ad offset the company’s taxable income in future years. These carry forwards will expire, if not utilized, through 2028. Management believes that the realization of the benefits from these losses is uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we have provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

Net Income

Net income for the nine months ended September 30, 2008 was $3,193,778, a decrease of 10.9% compared to the same period of 2007.

Minority Interest

On January 9, 2008, our subsidiary Goldenway entered into an Agreement with La Chapelle, to form a joint venture to develop, promote and market a new line of women’s wear in China, referred to as “LA GO GO”. We agreed to initially invest 6 Million RMB (approximately $826,200) in cash, and our joint venture partner La Chapelle agreed to invest 4 Million RMB (approximately $553,040) in cash, for 60% and 40% stakes, respectively, in the joint venture. The LA GO GO joint venture is consolidated in our financial statements, while the 40% stake held by La Chapelle is classified as a “minority interest”. As of September 30, 2008, we recorded $551,623 as minority interest. For the nine month period ending September 30, 2008, we recorded a loss of $1,417, which represents La Chapelle’s 40% of LA GO GO’s net loss for the nine months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we had cash and cash equivalents of $882,548, other current assets of $28,877,147 and current liabilities of $15,794,376. We presently finance our operations primarily from the cash flow from our operations, and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs.

Net cash provided by operating activities for the nine months ended September 30, 2008 was $2,468,982 compared with net cash provided by operating activities of $3,593,829 in the same period of 2007. This decrease was mainly attributable to the increase of our account receivable and advance on raw material purchases due to the increase of our sales.

Net cash used in investing activities for the nine months ended September 30, 2008 was $2,161,350, compared with $1,813,041 for the same period of 2007. On January 9, 2008, Goldenway entered into a Capital Contribution Agreement (“Capital Contribution Agreement”) with La Chapelle, a Shanghai-based garment maker, and several shareholders of La Chapelle. Pursuant to the terms of the Capital Contribution Agreement, Goldenway invested $1,397,700 in cash (10 million RMB) in La Chapelle for a 10% ownership interest in La Chapelle.

Net cash used in financing activities for the nine months ended September 30, 2008 was $158,272, compared with net cash provided by financing activities of $42,846 for the same period of 2007. The decrease was mainly due to pay back $1,844,164 to Blue Power Holding Ltd, partially offset by $553,040 received from La Chapelle for incorporating LA GO GO, and $219,635 received from two convertible notes holders for exercising the warrants.

On July 31, 2008, Goldenway entered into credit agreements with Nanjing Bank which allow the Company to borrow a principal amount up to $7.30 million (RMB 50 million) within a 24 month period. Bank loans are secured by our facilities and used to fund daily operations. As of September 30, 2008, we had borrowed approximately $5.8 million which matures on February 18, 2009 at an interest rate of 7.227% per annum. We plan to repay the loans with cash flow from operations. In the event we do not have available cash flow from operations to repay these loans, we will seek to consolidate and refinance the loans at maturity.

On August 2, 2007, we consummated a private placement of $2,000,000 of our secured convertible notes. The net proceeds were $1,757,480 excluding financing costs. The purpose of the financing was primarily working capital.

In addition, as of September 30, 2008, we had borrowed $2,630,821 from a related party for the main purpose of funding the increased registered capital of Goldenway. Interest to be paid to this related party totaled $145,836 for the nine months ended September 30, 2008.

Capital Commitments

We have a continuing program for the purpose of improving our manufacturing facilities. We anticipate that cash flows from operations and bank borrowings will be used to pay for these capital commitments. The Articles of Association of our Goldenway subsidiary required that registered capital of approximately $17.5 million be paid into Goldenway by February 1, 2008. The increased registered capital is to be paid in installments within three years of the issuance of Goldenway’s updated business license. As of February 1, 2008, the Company had fulfilled $3.6 million of its registered capital requirements and had a registered capital commitment of $13.9 million payable by February 1, 2008. In April 2008, the Company obtained the approval from the government granting the extension to make the required capital contribution by July 25, 2008. As of July 20, 2008, the Company had fulfilled $5.6 million of its registered capital requirements and had a registered capital commitment of $11.9 million payable by July 25, 2008. In July 2008, the Company obtained the approval from the government granting the extension to make the required capital contribution by April 25, 2009.

On August 2, 2007, the Company issued 6% secured convertible debentures in a face amount of $2,000,000. The notes had a two year term, unless sooner converted by the notes holders into our common stock. As of September 30 2008, the notes holders converted $1,950,000 of principal plus accrued interest of $2,155 to 887,348 shares of common stock of the Company. On October 1, 2008, all of the 6% convertible notes, face amount $2,000,000, had been converted into shares of common stock.

Uses of Liquidity

Our cash requirements through the end of fiscal 2008 will be primarily to fund daily operations for the growth of our business. In addition, we will be required to fund our required capital contributions to Goldenway as discussed above in “Capital Commitments.”

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

As of September 30, 2008, we had access to $7,315,000 of line of credit. Of this line of credit, $1,521,520 is available and unused, of which our lender has committed to loan to us upon request. This credit facility does not contain any covenants or impose any other restrictions on our operations.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the Chinese RMB. We price our exported products, and enter into sales contracts, based on the U.S. dollar. During 2003 and 2004 the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. In 2008, the RMB continued to appreciate against the U.S. dollar. As of September 30, 2008, the market foreign exchanges rate was increased to 6.85 RMB to one U.S. dollar. As a result, the ongoing appreciation of RMB to U.S. dollar negatively impacted our gross margins for the nine months and three months ended September 30, 2008. We are always negotiating order price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future and pass some of the increase in cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck and LA GO GO (whose functional currency is the RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All exchange differences are recorded within equity. The foreign currency translation gain for the nine months ended September 30, 2008 and 2007 were $1,818,706 and $720,130, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. We consider investments in highly-liquid instruments purchased with an original maturity of 90 days or less at the date of purchase to be cash equivalents.

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At September 30, 2008, we had approximately $0.9 million in cash and cash equivalents. A hypothetical 5% increase or decrease in either short-term or long-term interest rates would not have any material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

 Foreign Exchange Rates. We pay our suppliers and employees in Chinese RMB, however, we sell to customers in the U.S., Japan and Europe and we generate sales in U.S. dollars and Euros. Accordingly, our business has substantial exposure to changes in exchange rates between and among the Chinese RMB, the U.S. dollar and the Euro. In the last decade, the RMB has been pegged at 8.2765 yuan to one U.S. dollar. On July 21, 2005 it was revalued to 8.11 per U.S. dollar. Following the removal of the peg to the U.S. dollar and pressure from the U.S., the People’s Bank of China also announced that the RMB would be pegged to a basket of foreign currencies, rather than being strictly tied to the U.S. dollar, and would be allowed to float trade within a narrow 0.3% daily band against this basket of currencies. The PRC government has stated that the basket is dominated by the U.S. dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British Pound, Thai Baht, Russian Ruble, Australian Dollar, Canadian Dollar and Singapore Dollar. There can be no assurance that the relationship between the RMB and these currencies will remain stable over time, especially in light of the significant political pressure on the Chinese government to permit the free flotation of the RMB, which could result in greater and more frequent fluctuations in the exchange rate between the RMB, the U.S. dollar and the Euro. At September 30, 2008, the exchange rate between the RMB and dollar was 6.84 RMB to one U.S. dollar. For additional discussion regarding our foreign currency risk, see the section titled “Risk Factors — Fluctuation in the value of Chinese RMB relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in any of our legal proceedings since the last date covered by our quarterly report for the period ending June 30, 2008.

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

We do not rely on any single source for our supplies, and we do not believe that loss of any of our suppliers would have a material adverse effect on our ability to obtain finished goods or raw materials essential to our business because we believe we can locate other suppliers in a timely manner.

Risks Relating to Our Business

We are increasingly relying upon contract manufacturers, to whom we outsource a significant amount of our manufacturing. An interruption our business relationship these contract manufacturers may disrupt our operations.

During the three months and nine months ended September 30, 2008 and 2007, we relied on one contract manufacturer for 17% and 14% of our outsourcing production, respectively.  For the three months ended September 30, 2008 and 2007, respectively, this contract manufacturer handled approximately 19.0% and 9.8% of our outsourced production. We do not believe that loss of the relationship with our highest volume contract manufacturer would have any long term material adverse effect on our business, as we believe that we would be able to promptly find and engage an alternative manufacturer within a reasonable amount of time. However, a prolonged interruption with our contract manufacturers may cause an interruption in our operations, which could adversely affect our results.

We depend on some key customers for a significant portion of our sales. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.

For the nine months ended September 30, 2008 and 2007, respectively, our one largest customer represented approximately 29.4% and 33.9% of our total net sales. For the three months ended September 30, 2008 and 2007, respectively, this largest customer represented approximately 25.7% and 29.9% of our total net sales. As of September 30, 2008, this customer accounted for 2.5% of total accounts receivable. The garment manufacturing industry has experienced substantial consolidation in recent years, which has resulted in increased customer leverage over suppliers, greater exposure for suppliers to credit risk and an increased emphasis by customers on inventory management and productivity.

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

Our internal controls and procedures have been materially deficient, and, although we have corrected our internal control deficiencies, if our internal controls and procedures are found to be materially deficient in the future, or if we fail to implement required new or improved controls and procedures, our operating results could be harmed by increased regulatory compliance or remedial costs, and in addition, the price of our stock could decline.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

10.29	Credit Agreement with Nanjing Bank (English Summary Translation)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 11, 2008	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yan Guo
Yan Guo
Chief Financial Officer
(Principal Financial and Accounting Officer)