Form 10-K
period 2008-12-31
Ever-Glory International Group, Inc.
filed 2009-03-31
CIK 943184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ______________

Commission file number: 0-28806

EVER-GLORY INTERNATIONAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0420146
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 N. Barranca Ave. #810
West Covina, California 91791
(Address of principal executive offices) (Zip Code)

(626) 839-9116
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class registered:	Name of each exchange on which registered:
Common Stock	NYSE Amex LLC

Securities registered under Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2008, 11,747,316 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2008, the last business day of the 2nd fiscal quarter, was approximately $11,728,970 based on the closing price of $ 4.35 for the registrant’s common stock as reported on the NYSE Amex LLC (formerly, the American Stock Exchange and the NYSE Alternext US LLC). Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

As of March 27, 2009, there were 12,394,652 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EVER-GLORY INTERNATIONAL GROUP, INC.
FORM 10-K
For the Year Ended December 31, 2008

 TABLE OF CONTENTS

Note Regarding Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

•	Competition within our industry;
•	Seasonality of our sales;
•	Success of our investments in new product development;
•	Our plans to open new retail stores;
•	Success of our acquired businesses;
•	Our relationships with our major customers;
•	The popularity of our products;
•	Relationships with suppliers and cost of supplies;
•	Financial and economic conditions in Asia, Japan, Europe and the U.S.;
•	Anticipated effective tax rates in future years;
•	Regulatory requirements affecting our business;
•	Currency exchange rate fluctuations;
•	Our future financing needs; and
•	Our ability to attract additional investment capital on attractive terms.

Forward-looking statements also include the assumptions underlying or relating to any of the foregoing or other such statements. When used in this report, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” and similar expressions are generally intended to identify forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the factors described in the Section of this report entitled “Risk Factors” beginning on page 15 and other documents we file from time to time with the Securities and Exchange Commission (‘SEC’), including the Quarterly Reports on Form 10-Q to be filed by us in the fiscal year 2008.

PART I

Item 1. BUSINESS

Corporate History and Background

Ever-Glory International Group, Inc., sometimes referred to in this report as “Ever-Glory”, the “Company,”  “we”, or “us”,  is a holding company that oversees the operations of its subsidiaries, and provides its subsidiaries with resources and services in financial, legal, administrative and other areas. The Company was incorporated in Florida on October 19, 1994. We changed our name from Andean Development Corporation to “Ever-Glory International Group, Inc.” on November 17, 2005.

Perfect Dream Limited (“Perfect Dream”) was incorporated in the British Virgin Islands on July 1, 2004. Perfect Dream was originally formed as a holding company, and it became our wholly-owned subsidiary as a result of a share exchange transaction completed in November 2005.

In January 2005, Perfect Dream acquired 100% of Goldenway Nanjing Garments Company Limited (“Goldenway”). Goldenway, a People’s Republic of China (“PRC”) wholly foreign-owned enterprise was incorporated on December 31, 1993. Goldenway is principally engaged in the manufacturing and sale of garments. Until December 2004, Goldenway was a joint venture held by Jiangsu Ever-Glory International Group Corporation (“Jiangsu Ever-Glory”). After it was acquired by Perfect Dream, Goldenway changed its status to that of a wholly foreign owned enterprise and increased its registered capital from US$2,512,106 to US$20,000,000. The increased registered capital was required to be contributed in installments within three years of the issuance of Goldenway's updated business license. As of December 31, 2008, we have paid $8.14 million of our registered capital requirements. We received approval from Jiangsu Administration for Industry Commerce to extend the deadline for payment of the remaining registered capital to April 25, 2009. Management expect to apply for a further extension through December 31,2009. Management doesn’t expect this requirement to have an impact on the Company’scompany’s financial position or results of operations

On November 9, 2006, Perfect Dream entered into a purchase agreement with Ever-Glory Enterprises (HK) Limited (“Ever-Glory Hong Kong”) whereby we acquired a 100% interest in Nanjing New-Tailun Garments Co, Ltd. (“New-Tailun”) from Ever-Glory Hong Kong (the “New-Tailun transaction”). Pursuant to the terms of the purchases agreement for this acquisition, we agreed to pay Ever-Glory Hong Kong $2,000,000 in cash and issue 20,833,333 shares of our restricted common stock having a value of $10,000,000. We valued the shares based on the preceding 30-day average of high bid and the low ask price for our common stock on the date of the transfer within 90 days of the closing of the New-Tailun transaction. The total consideration due to Ever-Glory Hong Kong in connection with this transaction has been paid. The New-Tailun transaction closed on December 30, 2006. New-Tailun is a 100% foreign-owned enterprise incorporated in the PRC and is engaged in the manufacturing and sale of garments. New-Tailun has a staff of approximately 700 employees with the annual production capacity of about 2.5 million pieces.

On August 27, 2007, we acquired Nanjing Catch-Luck Garments Co, Ltd. (“Catch-Luck”), which further expanded our production capacity. Catch-Luck is primarily engaged in the manufacturing and sale of garments in China. Founded in 1995, Catch-Luck has approximately 600 employees with an annual production capacity of 1.2 million garments. It currently operates one factory spanning 6,635 square meters in the Nanjing Jiangning Economic and Technological Development Zone. For further details concerning this acquisition, see Recent Developments below.

Shanghai La Go Go Fashion Company Limited (“LA GO GO”), a joint venture of Goldenway and Shanghai La Chapelle Garment and Accessories Company Limited (“La Chapelle”), was incorporated in the PRC on January 24, 2008. Goldenway invested approximately US$826,200 (Renminbi (“RMB”) 6.0 million) in cash, and La Chapelle invested approximately US$553,040 (RMB 4.0 million) in cash, for a 60% and 40% ownership interest, respectively, in the joint venture. The business objective of the joint venture is to establish and create a leading brand of ladies’ garments for the mainland Chinese market. For further details regarding LA GO GO, see Recent Developmentsbelow.

Ever-Glory International Group Apparel Inc.(“Ever-Glory Apparel”), a wholly owned subsidiary of Goldenway, was incorporated in the PRC on January 6, 2009.  Goldenway invested approximately US$733,500 (RMB 5.0 million) in cash into Ever-Glory Apparel. Ever-Glory Apparel is principally engaged in the import and export of apparel, fabric and accessories. Upon receipt of the necessary licenses and approval from the PRC government, Ever-Glory Apparel is expected to be our primary import and export agent.

Ever-Glory Apparel will focus on import and export business.  Goldenway focuses primarily on quality and production control, and coordinating with outsourced contract manufacturers. New-Tailun focuses on the Japanese market, and has strengths in the design, production, sale and marketing of jeans and trousers. Catch-Luckis geared toward the European market, and it designs and makes products that complement the product lines of our other subsidiaries. LA GO GO focuses on establishing and creating a leading brand of ladies’ garments for the mainland Chinese market.

As a result of our acquisitions of and the investments in Goldenway, New-Tailun, Catch-Luck, LA GO GO and Ever-Glory Apparel, we now own and operate five subsidiaries in China. Our corporate structure is illustrated below.

Our Current Corporate Structure

Business Operations

Our wholesale operations include manufacturing and worldwide sale of apparel to well-known casual wear, sportswear and outerwear brands and retailers in major markets. We manufacture our apparel products in our three factories located in the Nanjing Jiangning Economic and Technological Development Zone and Shang Fang Town respectively in Nanjing, China. We conduct our original design manufacturing (“ODM”) operations through three wholly-owned subsidiaries in China: Goldenway, New-Tailun, and Catch-Luck. Our three manufacturing facilities in Nanjing have approximately 1,800 employees, with an annual production capacity of more than 12 million pieces.  In 2008, we achieved total sales of $93,965,647.

Although we have our own manufacturing capacity, we currently outsource most of the manufacturing to our strategic alliances as part of our overall business strategy. Outsourcing allows us to maximize our production capacity and remain flexible while reducing capital expenditures and the costs of keeping skilled workers on production lines during low season. We inspect products manufactured by our long-term contractors to ensure that they meet our high quality control standards. See Production and Quality Control below.

Our retail operation is conducted by our subsidiary, LA GO GO. The business objective of the joint venture is to establish and create a leading brand of women’s wear and to build a nationwide retail distribution channel in China. LA GO GO had approximately 400 employees as of December 31, 2008. In 2008, we opened 93 retail stores in China and achieved total sales of $3,506,035.

Wholesale Segment

Products

We manufacture a broad array of products in various categories for the women’s, men’s and children’s markets. Within those categories, various product classifications including high and middle grade casual-wear, sportswear and outwear, including the following product lines:

Women’s Clothing:	coats, jackets, slacks, skirts, shirts, trousers, and jeans
Men’s Clothing:	vests, jackets, trousers, skiwear, shirts, coats and jeans

Children’s Clothing:	coats, vests, down jackets, trousers, knitwear and jeans

Customers

We manufacture garments for a number of well-known retail chains and famous international brands. We also have our own in-house design capabilities and can provide our customers with a selection of original designs that the customer may have manufactured-to-order. We ordinarily supply our customers’ through purchase orders, and we have no long-term supply contracts with any of them.

In the fiscal year ended December 31, 2008, approximately 54% of our sales revenue came from customers in Europe, 17% from customers in the United States, 17% from customers in Japan, and 12% from customers in China. In 2008, sales to our single largest customer represented approximately 29% of our total net sales. Also, in 2008, sales to our five largest customers generated approximately 52% of our total net sales.

Suppliers

We purchase the majority of our raw materials (including fabric, fasteners, thread, buttons, labels and related materials) directly from numerous local fabric and accessories suppliers. For our wholesale business, collectively, purchases from our five largest suppliers represented approximately 18.6% and 21.1% of total raw material purchases in 2008 and 2007, respectively. No single supplier provided more than 10% of our total purchases.

We also purchase finished goods from contract manufacturers. For our wholesale business, collectively, purchases from our five largest contract manufacturers represented approximately 40.7% and 38.7% of total finished goods purchases in 2008 and 2007, respectively. One contract manufacturers provided approximately 21.5% and 12.0% of our total finished goods purchases in 2008 and 2007, respectively.

For our wholesale business, we generally agree to pay our suppliers within 30-60 days after our receipt of goods. We typically place orders for materials from suppliers when we receive orders from our customers.On average, the supplies we hold in stock will generally be consumed by production in approximately 20 days.

Sales and Marketing

We have set up our own merchandising department to interface with our customers. We believe we have developed good and stable business relationships with our main customers in the Europe, U.S., Japan and China. Our sales staff typically work directly with our customers and arrange the terms of the contracts with them.

Our management believes that we continue to benefit from our solid reputation for providing high quality goods and professional service in the markets where we have a presence, which provides us further opportunities to work with desirable customers. Our marketing strategy aims to attract customers with the strongest brands within the strongest markets. We market directly to branded retailers and retail chains instead of selling through intermediary buyers and agents. We seek to attract customers mainly from Europe, the U.S., Japan, and China. In addition, we look for customers with strong brand appeal and product lines that require high quality manufacturing and generate sufficient sales volume to support our sizeable production capacity. Referrals from existing customers have been and continue to be a fruitful source of new customers. In addition, we aim to maintain an active presence in trade shows around the world, including those in Europe, the U.S., Japan, and China.

Production and Quality Control

In 2008, we manufactured approximately 30% of the products we sold in our own manufacturing facilities. We typically outsource a large portion of our products based upon factory capacity and customer demand. The number of outside contract manufacturers to which we outsource is expected to increase in order to meet the anticipated growth in demand from our customers.

In 2007, we completed the process of consolidating our operations into our new building constructed in 2006. The new facility occupies 10,000 square meters of space and is equipped with state-of-the-art production equipment. This consolidation allowed us to increase our production capacity during 2007 and 2008.

As of December, 31, 2008, our total production capacity including outsourcing reached 12 million pieces per year. At present, our production capacity is sufficient to meet customer demand, and we have no significant backlog of sales orders.

We are committed to designing and manufacturing high quality garments. We place a higher standard on quality control. because we emphasize the high quality of our products. We have implemented strict quality control and craft discipline systems. Before we manufacture large quantities, we obtain the approval from our customers either through in-person visits to the factories or by shipping samples of our products to our customers for testing, inspection and feedback. This ensures that our products perfectly meet specifications prior to production. In addition, our trained professional quality control personnel periodically inspect the manufacturing process and quality of our apparel products. Our factory is ISO 9001:2000 certified. ISO 9000 is a family of standards for quality management systems maintained by ISO, International Organization for Standardization, and is administered by accreditation and certification bodies. We have been independently audited and certified to be in conformance with ISO 9001 which certifies that formalized business processes are being applied.

Due to our strict quality control and testing process, we have not undergone any product or merchandise recalls, and we generally do not receive any significant requests by our customers to return finished goods. Product returns are not a material factor in our operating expenses.

We anticipate continuing outsourcing a large portion of our production, even with our recent increases in production capacity. Management believes that outsourcing allows us to maximize our production flexibility while reducing significant capital expenditure and the costs associated with managing a large production workforce. We contract for the production of a portion of our products through various outside independent manufacturers. Quality control reviews are done by our employees to ensure that material and component qualities and the products “fits” are in accordance with our specifications. We inspect prototypes of each product prior to cutting by the contractors, and conduct a final inspection of finished products prior to shipment to ensure that they meet our high standards.

Delivery and Transportation

We do not hold any significant inventory of finished goods, as we typically ship finished goods to our customers upon completion.

We deliver most of our products through Jiangsu Ever-Glory, our primary export and logistics agent prior to January 2009. Our products are generally shipped directly to customers. Jiangsu Ever-Glory has access to a variety of ground, sea and air shipping companies and can typically deliver a finished product to the client within the timeframes we require. Merchandise is carried from our production facilities by truck to a port where it is consolidated and loaded on containerized vessels for ocean or air transport to the ultimate destination.  We expect that Ever-Glory Apparel, a subsidiary we incorporated in January 2009, will gradually replace Jiangsu Ever-Glory as our primary export and logistics agent.

Competition

The garment manufacturing industry is highly competitive, particularly in China. Our competitors include garment manufacturers of all sizes, both within China and elsewhere in the world, many of which have greater financial and manufacturing resources than us. We have been in the garment manufacturing business since 1993 and believe that we have earned a reputation for producing high quality products efficiently and at competitive prices, with excellent customer service. We believe we provide one-stop-service and more valuable products for our customers. We believe that we compete effectively with other companies based on the experience and know-how that we have acquired since 1993. Additionally, our state-of-the-art manufacturing equipment and facilities enable us to produce high-quality garments at competitive prices.

Currently, we have several competitors in China including small to large sized companies including some state-owned trading groups and private garment companies. We believe we differentiate ourselves from the competition and will be able to effectively compete with our rivals due to our persistent pursuit of quality control, a diversified casual wear product lineup, and in-house design talent. In addition, we believe we derive advantages from the rapid feedback we receive from our customers in the supply chain and using our advanced Enterprise Resource Planning (“ERP”) system. Our ERP system integrates many of our operational processes into one system including order processing, statistical analysis, purchasing, manufacturing, logistics and payment control systems, providing management with instantaneous feedback on important aspects of our business operations.

Governmental Regulations/Quotas

Pursuant to a World Trade Organization (“WTO”) agreement, effective January 1, 2005, the United States and other WTO member countries agreed to remove quotas that apply to textiles.  However, as the removal of quotas resulted in an import surge from China, the U.S. took action in May 2005, and imposed safeguard quotas on seven categories of goods, including certain classes of apparel products.

On June 10, 2005, in response to the surge of Chinese imports into the European Union (“EU”), the EU Commission signed a Memorandum of Understanding (“EU MOU”) with China in which ten categories of textiles and apparel became subject to restraints. Additionally, on November 8, 2005, the U.S. and China entered into a memorandum of understanding (“US MOU”) in which 21 categories of textiles and apparel became subject to restraints. Although certain of our apparel products fell within the categories subject to the safeguards in the U.S. and the EU, the imposition of quotas in 2005 did not have a material effect on our net sales, although it did impact our gross margin. Jiangsu Ever Glory, which functioned as our primary export agent before January 2009, has sufficient export quotas for us due to its excellent export track record  In addition, we may bid for additional export quota allocation from the government for the U.S. and EU markets. The elimination of export quotas to the EU became effective as of January 1, 2008, and the export quotas to the U.S. market were effectively eliminated as of January 1, 2009. We expect that these new developments will give us more access to the EU and U.S. markets.  Nevertheless, we noticed many European clients tightened their chemical inspection requirements after the lift of the quotas. In addition, there can be no assurance that additional trade restrictions will not be imposed on the export of our products in the future.  Such actions could result in increases in the cost of our products generally and may adversely affect our results of operations. On a longer term basis, we believe that our customer mix and our ability to adjust the types of apparel we manufacture will mitigate our exposure to such trade restrictions in the future.

We are also required to comply with Chinese laws and regulations that apply to some of the products we produce, in the countries we export to. In order to address these Chinese compliance issues, we have established an advanced fabric testing center to ensure that our products meet certain quality and safety standards in the U.S. and EU. In addition, we work closely with our customers so that they understand our testing and inspection process.

Seasonality

Our business is affected by seasonal trends, with higher levels of wholesale sales in our third and fourth quarters and higher retail sales in our first and fourth quarters. These trends result primarily from the timing of seasonal wholesale shipments and holiday periods in the retail segment.

Retail Segment

In January 2008, we established a joint venture with La Chapelle, a Shanghai-based women’s fashion retailer widely known in China that operating a retail network of over 500 stores to launch our new LA GO GO private label into the Chinese market. We have a 60% stake in this newly-formed joint venture. As of December 31, 2008, LA GO GO had 93 retail stores in China to sell its own brand clothing. We believe our advantages in the retail segments are the acute and prompt response to the market trend, quick turn-around in design and production, and appropriate pricing.   In 2008, we achieved total net sales of approximately USD 3.5 million for our retail business.

Supplier

We purchase the majority of our raw materials (including fabric, fasteners, thread, buttons, labels and related materials) directly from numerous local fabric and accessories suppliers. For our retail business, collectively, purchases from our five largest suppliers represented approximately 36.3% of total purchases in 2008. No single supplier provided more than 10% of our total purchases in 2008. We have not experienced difficulty in obtaining raw materials essential to our business.

We also purchase finished goods from contract manufacturers. For our retail business, collectively, our five largest contract manufacturers represented approximately 50.1% of total finished goods purchases in 2008. Two largest contract manufacturers each provided more than 10% of our total finished goods purchases in 2008. We have not experienced difficulty in obtaining finished products from our contract manufacturers.

For our retail business, we generally agree to pay our suppliers within 30-180 days after our receipt of goods. We typically place orders for materials from suppliers when the style was confirmed by our chief of design. On average, the supplies we hold in stock will generally be consumed in production in approximately 20 days.

Customers

LA GO GO intends to appeal to fashionable urban females between the ages of 21 to 39.  Our products are priced at a middle-to-high level in order to appeal to the targeted customers.

Design and Production

We have our own design, production and quality control departments. LA GO GO releases new designs twice a year during October for the spring/summer season and May for the autumn/winter season.  Our design team attends many fashion shows each year to track the trend in Europe, Japan and Asia. The designing team produces approximately 1000 designs each year. LA GO GO hosts its own order-placing fair twice each year to determine the new products to be released for the spring/summer and autumn/winter season based on the orders placed by all the regional sales managers at such fair, the chief designer decides the design to be manufactured. The production department will then produce sample for the designer’s approval.   Our quality control department checks the quality of the final products by follow-up inspection. The final products will be shipped to the logistics and distribution center for sale.

Sales and Marketing

Our LA GO GO products are sold in flagship stores, and stores-within-a-store.  The sales department develops new sales channels.   According to the new store opening plan, the ratio of flagship stores and stores-within-a-store are carefully balanced.  The store-within-a-store enters into contracts with department stores. The flagship stores are carefully chosen at prominent locations and have lease agreements with each property owner.  Under our return and exchange policy, products may be returned or exchanged for any reason within 15 days. During 2008, the return and exchange rate was very low and was not a material factor in our operations.

Store Operation

We opened 93 stores in 2008, each store generating average revenue of approximately $8,500 per month.  There are 9 flagship stores in 7 cities. The majority of our retail stores are situated as stores-within-a-store in large, mid-tier department stores located in over 45 cities and 20 provinces in China.

Trademark

We regard our trademarks as an important part of our business due to the name recognition of our customers. We currently have pending trademark registration applications at the China Trademark Office (“CTO”) for the mark “LA GO GO” in class 25 and class 18. La Chapelle applied for trademark registration in 2007 and later assigned the application to LA GO GO in 2008 upon the latter’s incorporation. We believe that the CTO will issue its decision on whether to approve the applications for registration sometime in 2011.  According to the Trademark Law of the PRC, we are entitled to use the mark before obtaining such approval.  As of December 31, 2008, we are not aware of any prior registration or valid claim or challenges to our right to use the mark.

Information Technology

We recognize the importance of high-quality information management system in the retail operation.  As a result, we use “Parkson Retail Management Sytem”, a comprehensive and mature retail management application in China, to monitor and manage the merchandise planning, inventory and sales information.

Employees

As of December 31, 2008, we had over 2200 employees. None of our employees belong to a labor union. We consider our relationships with our employees to be good, and we have never experienced a labor strike or work stoppage. We are in full compliance with the Chinese labor laws and regulations and are committed to providing safe and comfortable working conditions and accommodations for our employees.

Labor Costs.

The manufacture of garments is a labor-intensive business. Although much of our production process is automated and mechanized, we rely on skilled labor to make our products.  During the fiscal year ended December 31, 2008, we benefitted from the abundance of affordable skilled workers as a result of the economic downturn in China. Generally, we offer one to three months of training to new workers to improve their skills during an apprenticeship period. Management expects that our access to reasonably priced and competent labor will continue into the foreseeable future.

Working Conditions and Employee Benefits

We consider our social responsibilities to our workers to be an important objective, and we are committed to providing a safe, clean, comfortable working environment and accommodations. Our employees are also entitled to paid holidays and vacations. In addition, we frequently monitor our third party manufacturers’ working conditions to ensure their compliance with related labor laws and regulations. We are in full compliance with our obligations to provide pension benefits to our workers, as mandated by the PRC government. We strictly comply with Chinese labor laws and regulations, and offer reasonable wages, life insurance and medical insurance to our workers.

Compliance with Environmental Laws

Based on the present nature of our operations, we do not believe that environmental laws and the cost of compliance with those laws have or will have a material impact on our operations.

Description of Property

In 2008, we operated three facilities on certain land in the Nanjing Jiangning Economic and Technological Development Zone and in Shangfang Town, which are located in Nanjing, China.   For further details concerning our property, see Item 2 of this report regarding Properties.

Taxation

Our five operating subsidiaries, all of which are incorporated in the PRC, are governed by PRC income tax laws and are subject to the PRC enterprise income tax. Each of our consolidated entities files its own separate tax return, and we do not file a consolidated tax return. Goldenway was incorporated in the PRC and is subject to PRC income tax laws and regulations. The applicable tax rate was 24% before 2008. In 2007, Goldenway was entitled to a refund of 50% of any income taxes paid for achieving export sales in excess of 70% of the total sales in a calendar year resulting in an effective income tax rate of 12%. In 2008, Goldenway’s income tax rate was 25%.

New-Tailun and Catch-Luck were incorporated in the PRC and are subject to PRC income tax laws and regulations. According to the relevant laws and regulations in the PRC, enterprises with foreign investment in the PRC are entitled to full exemption from income tax for two years beginning from the first year the enterprises become profitable and have accumulated profits and a 50% income tax reduction for the subsequent three years. New-Tailun and Catch-Luck were approved as wholly foreign-owned enterprises in 2006 and are entitled to the income tax exemptions in 2006 and 2007. In 2007, no income tax was recorded by New-Tailun and Catch-Luck as these entities were entitled to full exemption from income tax. Starting from 2008 and through 2010, New-Tailun and Catch-Luck are entitled to a 50% reduction of the income tax rate of 25%. Therefore these two subsidiaries will be taxed at 12.5% for 2008, 2009 and 2010.

LA GO GO was established on January 24, 2008, its income tax rate is 25%.

Ever-Glory Apparel was established on January 6, 2009, its income tax rate is 25%.

All of our income tax expenses are related to our operations in China.

Recent Developments

Acquisition of Catch-Luck

On August 27, 2007, we acquired Catch-Luck, from Ever-Glory Hong Kong, which further expanded our production capacity. Catch-Luck was originally incorporated as a joint venture, and later became a wholly owned foreign enterprise after we acquired it.

The acquisition of Catch-Luck was financed by a combination of US$0.6 million in cash, and common stock valued at US$9.4 million. Upon completion of this transaction, Catch-Luck became a wholly owned subsidiary of Ever-Glory. Under the Agreement for the Purchase and Sale of Stock dated June 26, 2006, as amended on August 31, 2006 (the “Amendment”), by and between us, Perfect Dream Ltd., Ever-Glory Hong Kong and Catch-Luck, we agreed to pay Ever-Glory Hong Kong an amount US$600,000 in cash and issue 1,307,693 shares of our common stock to Ever-Glory Hong Kong. As agreed, we issued the 1,307,693 shares of common stock at the closing of this transaction. . We paid the US$400,000 cash portion of this consideration in 2008. We plan to pay the remining $200,000 balance in 2009. In addition, upon Catch-Luck’s achievement of certain financial targets for the fiscal years 2008 and 2009, we will issue an additional 1,153,846 shares of common stock to Ever-Glory Hong Kong for each of these two fiscal years (i.e., 1,153,846 shares for 2008 and 1,153,846 shares for 2009). For fiscal year ended December 31, 2008, Catch-Luck generated gross revenues of US$43,087,830 and net profit of US$3,540,828. Based on the Amendment, 1,153,846 shares of the Company’s restricted common stock will be issued in the second quarter of 2009.

Ever-Glory Hong Kong was 100% owned by our President and Chairman of the Board, Edward Yihua Kang at the time we entered into the acquisition agreement. Mr. Kang has subsequently sold 100% of his interest in Ever-Glory Hong Kong, for nominal consideration, to Yan Xiaodong who is one of our former directors. We and Ever-Glory Hong Kong received a business valuation report for Catch-Luck from Savills Valuation and Professional Services Ltd., dated March 7, 2006. Our Board of Directors was fully informed of the interests of each of these directors, including Mr. Kang, in Ever-Glory Hong Kong. The board conditioned the consummation of the Catch-Luck acquisition on approval by a majority of our disinterested shareholders in accordance with the Florida Business Organizations Code. These disinterested shareholders approved the Catch-Luck acquisition on June 2, 2006. None of the consenting shareholders had any interest in Ever-Glory Hong Kong or its affiliates.

Indebtedness of Goldenway

Revolving Line of Credit

On July 31, 2008, Goldenway entered into a two-year revolving line of credit agreement (“Revolving Line of Credit”) with Nanjing Bank, a PRC Bank, which allows Goldenway to borrow up to RMB 50 million (approximately USD7.3 million) at an interest rate of 0.60225% per month or 7.227% per year.  It shall be used solely for working capital purposes.  The Revolving Line of Credit is guaranteed by Jiangsu Eve-Glory, an entity controlled by Mr. Kang, our Chief Executive Officer, pursuant to certain guaranty agreement and also collateralized by the 50-year land use right held by Goldenway and the facilities on that land pursuant to certain mortgage agreement. We did not pay any fee to Mr. Kang or Jiangsu Eve-Glory for such security. Goldenway may not pay back the loan under this Revolving Line of Credit before the maturity date without Nanjing Bank’s prior consent.  The Revolving Line of Credit is subject to, among other things, certain conditions as follows:

•	The use of the proceeds of the Loan shall be for working capital only;
•	Goldenway shall repay the principle and interest when due in compliance with the repayment schedule of the Revolving Line of Credit Agreement;
•	Goldenway shall faithfully disclose its banking information and balance of the revolving line of credit to the Nanjing Bank;
•	The Nanjing Bank is entitled to inspect Goldenway’s business, credit and financial condition from time to time.

As of December 31, 2008, Goldenway borrowed approximately $5.8 million under this Revolving Line of Credit. The $5.8 million was repaid in January and February of 2009. Also in January and February 2009 Goldenway borrowed approximately $5.9 million under this Revolving Line of Credit which is currently outstanding.

November Loan

On November 19, 2008, Goldenway entered into a loan agreement with Nanjing Branch of China Merchant Bank for a working capital loan (the “November Loan”). The November Loan has a one-year term from December 8, 2008 to December 8, 2009 for a principal amount of RMB 5 million (approximately USD $735,000) at an interest rate of 0.48825% per month or 5.859% per annum.  It shall be used solely for working capital purposes.  The November Loan is personally guaranteed by our Chief Executive and Chairman of the Board, Mr. Yihua Kang pursuant to an irrevocable guaranty agreement.  Mr. Yihua Kang will be jointly and severably liable for the total amount of the November Loan if we default on the payments.  In addition, Mr. Yihua Kang and his son, Mr. Huake Kang, provided security for the Loan by mortgaging certain real estate they own, the total value of which are RMB 5 million pursuant to certain mortgage agreements.  We did not pay any fee to Mr. Kang nor Mr. Huake Kang for such security. Goldenway may not pay back the November Loan before the maturity date without the Nanjing Branch of China Merchant Bank’s prior consent. The Loan is subject to, among other things, certain conditions as follows:

•	The use of the proceeds of the November Loan shall be for working capital only;
•	Goldenway shall repay the principle and interest when due in compliance with the repayment schedule of the November Loan Agreement;
•	Goldenway shall faithfully disclose its banking information and balance of the November Loan to the Nanjing Branch of China Merchant Bank;
•	The Nanjing Branch of China Merchant Bank is entitled to inspect Goldenway’s business, credit and financial condition from time to time.

Private Placement Financing

On August 2, 2007, we completed a US$2 million private placement involving the issuance of our secured convertible notes and warrants pursuant to subscription agreements (“Subscription Agreements”) with six accredited investors. This private placement financing closed on August 6, 2007.

Under the terms of the financing, we issued and sold two-year secured convertible notes in the principal amount of US$2,000,000 to investors, secured by all of the assets of Ever-Glory, excluding its subsidiaries. The convertible notes issued had an interest rate of 6% per year payable by us on a quarterly basis in either cash, or absent any event of default, in shares of our common stock equal to 110% of the interest due (based on the volume-weighted average price of our common stock for the ten trading days prior to interest payment due date). The maturity date of the notes is August 2, 2009, at which time we must redeem the notes by paying all unpaid principal and interest under all then-outstanding notes. The notes are convertible at a fixed conversion price of US$0.22 per share, into a total of approximately 9.1 million shares of common stock, provided, however that the notes are subject to full-ratchet anti-dilution protection, i.e., if we issue shares (with certain enumerated exceptions) at an average per-share price below $0.22 per share, the conversion price of the notes shall be adjusted downward to match such per-share price. Under the terms of the notes, the full-ratchet anti-dilution adjustments do not apply to (i) full or partial consideration in connection with a merger, acquisition, consolidation or purchase of substantially all of the securities or assets of Ever-Glory or any other entity which the holders of such securities or debt are not at any time granted registration rights, (ii) issuance of securities in connection with strategic license agreements and other partnering arrangements so long as such issuances are not for the purpose of raising capital and which holders of such securities or debt are not at any time granted registration rights, (iii) issuance of Common Stock or the issuances or grants of options to purchase Common Stock to employees, directors, and consultants , not to exceed, in the aggregate, 816,102  shares as compensation for services, (iv) as a result of the exercise of Warrants or conversion of Notes which are granted or issued pursuant to this Agreement, (v) the Company’s issuance of Common Stock in connection with an acquisitions of an entity other than an affiliate, having a fair market value not less than US$8,000,000, (vi) the Company’s issuance of Common Stock to non-affiliates in connection with services rendered or to be rendered to the Company, not to exceed, in the aggregate, 816,102  shares and (vii) the Company’s issuance of securities in connection with a bona fide underwritten public offering resulting in gross proceeds in excess of US$5,000,000. We may at any time, redeem the notes by paying 125% of the unpaid principal and accrued interest.

The performance of our obligations under the notes along with certain other obligations in connection with the financing is secured by all of our assets, excluding our subsidiaries, pursuant to a security agreement. Our performance of the notes and other obligations in connection with the financing is also secured by a pledge of 3,897 shares of Series A Preferred Stock personally held by Edward Yihua Kang pursuant to a stock pledge agreement. Upon any event of default (as defined in the notes, the security agreement and the stock pledge agreement), the investors will be entitled to exercise their respective rights under the security agreement and stock pledge agreement. In addition, our subsidiaries, Perfect Dream and Goldenway each guaranteed the performance of our obligations under the notes and the subscription agreement under a subsidiary guaranty agreement.

On October 3, 2007, all 7,883 shares of our Series A Preferred Stock were automatically converted into a total of 59,910,800 shares of common stock. Accordingly, the 3,897 pledged shares of Series A Preferred Stock held by Mr. Kang were converted into 29,617,200 shares of common stock. On November 20, 2007, we amended our Articles of Incorporation to effectuate a 10-to-1 reverse stock split, and, accordingly, the 29,617,200 pledged shares were split into 2,961,720 shares of common stock, which presently remain pledged but are in the process of being released from the pledge pursuant to the stock pledge agreement.

In connection with the financing, on August 2, 2007, we issued warrants to investors that are exercisable for up to approximately 9,100,000 shares of our common stock with an exercise price of US$0.32 per share. The warrants issued in the August 2007, financing are exercisable for five years following the date on which the underlying warrant shares are registered for resale under an effective registration statement filed with the SEC. The warrants are subject to full-ratchet anti-dilution protection in the event that we issue shares (with certain exceptions) at an average per-share price below US$0.32 per share. Similar to the notes, under the terms of the warrants, full-ratchet anti-dilution adjustments do not apply to (i) full or partial consideration in connection with a merger, acquisition, consolidation or purchase of substantially all of the securities or assets of Ever-Glory or any other entity which holders of such securities or debt are not at any time granted registration rights, (ii) issuance of securities in connection with strategic license agreements and other partnering arrangements so long as such issuances are not for the purpose of raising capital and which holders of such securities or debt are not at any time granted registration rights, (iii) issuance of Common Stock or the issuances or grants of options to purchase Common Stock to employees, directors, and consultants , not to exceed, in the aggregate, 816,102  shares as compensation for services, (iv) as a result of the exercise of Warrants or conversion of Notes which are granted or issued pursuant to this Agreement, (v) the Company’s issuance of Common Stock in connection with an acquisitions of an entity other than an affiliate, having a fair market value not less than US$8,000,000, (vi) the Company’s issuance of Common Stock to non-affiliates in connection with services rendered or to be rendered to the Company, not to exceed, in the aggregate, 816,102  shares and (vii) the Company’s issuance of securities in connection with a bona fide underwritten public offering resulting in gross proceeds in excess of US$5,000,000.   If at any time after fifteen months after the closing date there is no effective registration statement covering the resale of the shares underlying the warrants, the warrant holders may exercise their warrants by means of a cashless exercise.

In connection with the financing, we agreed to register the common stock issuable upon conversion of the notes issued to the investors, for resale by them, by filing an appropriate form for registration with the SEC within 60 days following the closing. We also agreed to file a separate registration statement to register the common stock issuable upon exercise of the warrants, within 300 days following the closing. On October 5, 2007, we filed a registration statement on Form S-1 with the SEC to register (for resale) common stock issuable upon conversion of the notes. This registration statement was declared effective on November 13, 2007. On May 27, 2008, we filed a registration statement on Form S-1 with the SEC to register (for resale) common stock issuable upon exercise of warrants.  This registration statement was declared effective on June 6, 2008.

In connection with the financing, we entered into a letter of intent with Mr. Edward Yihua Kang for the acquisition by Ever-Glory of a branded retail division, owned by Mr. Kang provided that the acquisition would be consummated if the retail business operates more than 14 stores worldwide and achieves annual consolidated sales of at least US$5,000,000. Mr. Kang entered into a lockup agreement to refrain from sales of shares held by him, for a period of 12 months following the closing. Mr. Kang also entered into a non-competition agreement with us which prohibits competition against us or solicitation of our customers or employees for the shorter period of (i) four years from August 7, 2007 or (ii) three years from the date of the termination of Mr. Kang’s employment agreement. Subscribers in the financing also have a twelve-month right of first refusal to participate in certain future financing transactions involving the sale and issuance of our securities.

As of December 31, 2008, the note holders had converted all principal of US$2,000,000 plus accrued interest of US$33,059 into 922,554 shares of common stock of the Company.

On January 4, 2008, the Company issued 72,728 warrants to a placement agent for the above private placement financing with an exercise price of $3.20 per share (“Warrants”). The Warrants will expire January 4, 2011. These Warrants were issued in connection with the private placement described above. The warrants were valued at $130,082 using the Black Scholes Model and will be amortized to interest expense over the life of the convertible notes. For the year ended December 31, 2008, the Company recorded $130,082 for amortization of the debt issuance costs as interest expense in the statement of operations.

Strategic Investment in La Chapelle

On January 9, 2008, our subsidiary, Goldenway entered into a Capital Contribution Agreement (“Capital Contribution Agreement”) with La Chapelle and several shareholders of La Chapelle. Under the terms of the Capital Contribution Agreement, Goldenway agreed to invest RMB 10 million (approximately US$1.35 million) in La Chapelle for a 10% stake in La Chapelle.

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

The total amount invested by Goldenway and Wuxi Xin Bao is RMB 40 million in cash (approximately US$5.41 million). Goldenway and Wuxi Xin Bao each have the right to designate one director on La Chapelle’s five-member Board of Directors. The total investment amount was paid by Goldenway and Wuxi Xin Bao in January 2008.

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

La Chapelle also agreed to meet certain audited net income targets of at least RMB 20 million in 2008 and RMB 30 million in 2009.  In the event La Chapelle’s actual audited net income falls below 90% of either of these targets, the overall equity interest of Goldenway and Wuxi Xin Bao shall, in each instance, be increased proportionally in accordance with a formula set forth in the Capital Contribution Agreement. La Chapelle’s net income in the year of 2008 is approximately RMB18 million which is not lower than 90% of the agreed target of RMB 20 million. As a result, there will be no change of the equity interest of Goldenway or Wuxi Xin Bao.

Joint Venture with La Chapelle

Also on January 9, 2008, concurrently with Goldenway’s strategic investment in La Chapelle, Goldway entered into a Joint Venture Agreement with La Chapelle, to form a joint venture to develop, promote and market our new line of women’s wear in China. Goldenway agreed to initially invest RMB 6 million (US$0.8 million), and La Chapelle agreed to invest RMB 4 million (USD $0.54 million), for a 60% and 40% stake, respectively, in the joint venture. The joint venture obtained its business registration from the relevant PRC authority on April 3 2008 under the registered name of “Shanghai LA GO GO Fashion Company Limited.  (the “Joint Venture”)

The business objective of LA GO GO is to establish a leading brand of ladies’ garments for the mainland Chinese market. Its scope of business includes all activities relating to the development of the “LA GO GO” brand, including marketing and branding activities, design, production, and sales. In connection with the establishment of the Joint Venture, La Chapelle transferred all of its rights and ownership in the “LA GO GO” trademark (including any related trademark) to the Joint Venture.

The parties agreed that La Chapelle will be primarily responsible for appointing design and sales teams, while Goldenway shall be responsible for appointing accounting and financial managers and supervisors in charge of production. In addition, the parties agreed to jointly appoint personnel in charge of procurement and logistics.

The joint venture agreement contains restrictions on the ability of each joint venture party to transfer its equity interest in the Joint Venture, and provides for a right of first refusal to acquire shares of the other partner in the event of an approved transfer of interests. The parties of the Joint Venture agreed that future capital contributions would be made on a pro rata basis in accordance with the 60-40 split unless otherwise approved by the parties or if one party fails to make additional contributions. The parties agreed each party shall at all times maintain a minimum 30% interest in the Joint Venture.

At the end of December 2008, we have successfully opened 93 LA GO GO retail stores throughout China, each store generating average revenue of approximately US$8,500 per month.  Since January, 2009, we opened seven new store-within-a-store in shopping malls in five different municipalities and provinces throughout China.

Establishment of a subsidiary of Goldenway

Goldenway incorporated a 100% owned subsidiary Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”) on January 6, 2009, in order to have it gradually replace Jiangsu Ever-Glory as our export and logistics agent.  Ever-Glory Apparel has a registered capital of RMB 5 million.  The approved scope of business of Ever-Glory Apparel includes import and export of apparel, fabric and accessories, trading, and agency business.
Our Growth Strategy

Supply chain management:
•	Expand the global sourcing network
•	Invest in the overseas low-cost manufacturing base
•	Focus on value and continue the Average Selling Price uptrend

•	Emphasis on product design and technology application
•	Seek strategic acquisitions of international distributors that could enhance global sales and distribution network

Retailing business development:
•	Multi-brand operator
•	Firmly build up LA GO GO to become a major Chinese mid-end mass market ladies' wear brand
•	Seek opportunities for long-term cooperation with reputable international brands
•	Facilitate the entry of international brands into the PRC market
•	Retail network expansion
•	Improve store efficiency and increase same store sales (“SSS”)
•	Strengthen brand marketing
•	Launch flagship stores in Tier-1 Cities
•	Increase penetration and coverage in Tier-2 and Tier-3 Cities

ITEM 1A.RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this Annual Report before making an investment decision with regard to our securities. The statements contained in or incorporated into this Annual Report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Industry

Our sales are influenced by general economic cycles. A prolonged period of depressed consumer spending would have a material adverse effect on our  profitability.

Apparel is a cyclical industry that is dependent upon the overall level of consumer spending. Purchase of apparel generally declines during recessionary periods when disposable income is low. Our customers anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders. As a result, any substantial deterioration in general economic conditions, increases in energy costs or interest rates, acts of war, acts of nature or terrorist or political events that diminish consumer spending and confidence in any of the regions in which we compete, could reduce our sales and adversely affect our business and financial condition. We currently sell to customers in the U.S., the EU and Japan. Accordingly, economic conditions and consumer spending patterns in these regions could affect our sales, and an economic down turn in one or more of these regions could have an adverse effect on our business. The economic downturn in the latter part of 2008 has resulted in the shortening of production cycles, i.e. from the placement of orders by customers to the production of the finished products.   As a result, we had more pressure in our production cycle and our gross margin decreased.

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

As of December 31, 2008 and 2007, we did not rely on any raw material supplier which exceeds 10% of all of our total raw material purchases. For the wholesales business, during 2008 and 2007 we relied on one manufacturer for 21% and 12% of purchased finished goods. For the retail business, during 2008 we relied on two manufacturers for 29% of purchased finished goods. We do not have any long-term written agreements with any of these suppliers and do not anticipate entering into any such agreements in the near future. However, we always execute a written agreement for each order placed with our suppliers. We do not believe that loss on any of these suppliers would have a material adverse effect on our ability to obtain finished goods or raw materials essential to our business because we believe we can locate other suppliers in a timely manner.

Risks Relating to Our Business

Our wholesale business depends on some key customers for a significant portion of our sales. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.

For the year ended December 31, 2008, our top five largest customers represented approximately 52% of our total net sales. For the year ended December 31, 2007, our five largest customers represented approximately 56% of our total net sales. The garment manufacturing industry has experienced substantial consolidation in recent years, which has resulted in increased customer leverage over suppliers, greater exposure for suppliers to credit risk and an increased emphasis by customers on inventory management and productivity.

A decision by a major customer, whether motivated by competitive considerations, strategic shifts, financial requirements or difficulties, economic conditions or otherwise, to decrease its purchases from us or to change its manner of doing business with us, could adversely affect our business and financial condition. In addition, while we have long-standing customer relationships, we do not have long-term contracts with any of our customers.

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

Our business relies heavily on our ability to identify changes in fashion trend.

Our success depends in part on our ability to effectively predict and respond to changing fashion tastes by offering appropriate products.  Failure to effectively follow the changing fashion trend will lead to higher seasonal inventory levels.  Our continuous ability to respond to the changing customer demands constitutes a material risk to the success of our retail success.  For our wholesale business, if we could not swiftly respond to the changing fashion trend, the sample we designed for the clients may not be accepted or the products based on our design may be put into inventory and thus have a negative impact on the amount of order the client may place with us.

Our ability to attract customers to the stores heavily depends on their location.

Our flagship stores and the store-within-a-stores are selectively located in what we believe to be prominent locations or popular department stores to generate customer traffic.  The availability and/or cost of appropriate locations for the existing or future stores may fluctuate for reasons beyond our control.   If we are unable to secure these locations or to renew store leases on acceptable terms, we may not continue to attract the amount of customers, which will have a material adverse effect on our sales and results of operations.

We may not be successful in expanding our LA GO GO retail business by opening profitable new stores.

Our future growth requires our continuous increase of new flagship stores and stores-within-a-store in selected cities, improve our operating capabilities, and retain and hire qualified sales personnel in these stores.  There can be no assurance that we will be able to achieve our store expansion goals, nor any assurance that our newly opened stores will achieve revenue or profitability levels comparable to those of our existing stores. If our stores fail to achieve acceptable revenue, we may incur significant costs associated with closing those stores.

We depend on key personnel, and our ability to grow and compete will be harmed if we do not retain the continued services of such personnel.

We depend on the efforts and expertise of our management team. The loss of services of one or more members of this team, each of whom have substantial experience in the garment industry, could have an adverse effect on our business. If we are unable to hire and retain qualified management or if any member of our management leaves, such departure could have an adverse effect on our operations. In particular, we believe we have benefited substantially from the leadership and strategic guidance of our CEO and Chairman of the Board, Mr. Edward Yihua Kang.

Our ability to anticipate and effectively respond to changing fashion trends depends in part on our ability to attract and retain key personnel in our design, merchandising and marketing areas. In addition, if we experience material growth, we will need to attract and retain additional qualified personnel. The market for qualified and talented design and marketing personnel in the apparel industry is intensely competitive, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods. If we are unable to attract or retain qualified personnel as needed, our growth will be hampered and our operating results could be materially adversely affected.

If we fail to protect our trademark and maintain the value of our LA GO GO brand, our retail sales are likely to decline.

We intend to vigorously protect our trademark against infringement, but we may not be successful in doing so. The unauthorized reproduction or other misappropriation of our trademark would diminish the value of our brand, which could reduce demand for our products or the prices at which we can sell our products. The success of our retail operation significantly depends on the value and image of the LAＧＯGO brand. Our brand could be adversely affected if we fail to maintain and promote the LA GO GO brand by successful marketing.

Failure to maintain and/or upgrade our information technology systems may have an adverse effect on our operation.

We rely on various information technology systems to manage our operations, and we regularly evaluate these systems against our current and expected requirements. Although we have no current plans to implement modifications or upgrades to our systems, we will eventually be required to make changes to legacy systems and acquire new systems with new functionality. We are considering additional investments in updating our ERP system to help us improve our internal control system and to meet compliance requirements under Section 404. We are also continuing to develop and update our internal information systems on a timely basis to meet our business expansion needs. Any information technology system disruptions, if not anticipated and appropriately mitigated, could have an adverse effect on our business and operations.

We may engage in future acquisitions and strategic investments that dilute the ownership percentage of our shareholders and require the use of cash, incur debt or assume contingent liabilities.

As part of our business strategy, we expect to continue to review opportunities to buy or invest in other businesses or technologies that we believe would enhance our manufacturing capabilities, or that may otherwise offer growth opportunities. If we buy or invest in other businesses in the future, this may require the use of cash, or we may incur debt or assume contingent liabilities.

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

We may in the future acquire or make strategic investments in additional companies. We may not realize the anticipated benefits of these or any other acquisitions or strategic investments, which involve numerous risks, including:

•	unsuccessfully integrating the purchased operations, technologies, personnel or products over geographically disparate locations;

•	unanticipated costs, litigation and other contingent liabilities;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	incurrence of acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	inability to retain key customers, distributors, vendors and other business partners of the acquired business; and

•	potential loss of our key employees or the key employees of an acquired organization;

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

Our assets are, for the most part, located in the PRC. Because our assets are located overseas, our assets may be outside of the jurisdiction of U.S. courts if we are the subject of an insolvency or bankruptcy proceeding. As a result, if we declared bankruptcy or insolvency, our shareholders may not receive the distributions on liquidation that they would otherwise be entitled to if our assets were to be located within the U.S., under U.S. bankruptcy law.

Export quotas imposed by the WTO could negatively affect our business and operations, particularly if the Chinese government changes its allocation of such quotas to us.

Pursuant to a World Trade Organization (“WTO”) agreement, effective January 1, 2005, the United States and other WTO member countries agreed to remove quotas applicable to textiles.  However, as the removal of quotas resulted in an import surge from China, the U.S. took action in May 2005, and imposed safeguard quotas on seven categories of goods, including certain classes of apparel products, arousing strong objection from China.

On June 10, 2005, in response to the surge of Chinese imports into the EU, the EU Commission signed a Memorandum of Understanding (“EU MOU”) with China in which ten categories of textiles and apparel are subject to restraints. Additionally, on November 8, 2005, the U.S. and China entered into a Memorandum of Understanding (“US MOU”) in which 21 categories of textiles and apparel are subject to restraints. Although certain of our apparel products fall within the categories subject to the safeguards in the U.S. and the EU, which could adversely affect our ability to export and sell these products, the imposition of quotas in 2005 did not have a material effect on our net sales, although it did impact our gross margin. There can be no assurance that additional trade restrictions will not be imposed on the exportation of our products in the future.  Such actions could result in increases in the cost of our products generally and may adversely affect our results of operations.

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

The value of RMB against the U.S. Dollar, the Euro and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. In the last decade, the RMB has been pegged at RMB 8.2765 to one U.S. Dollar. Following the removal of the peg to the U.S. Dollar and pressure from the United States, the People’s Bank of China also announced that the RMB would be pegged to a basket of foreign currencies, rather than being strictly tied to the U.S. Dollar, and would be allowed to float trade within a narrow 0.3% daily band against this basket of currencies. The PRC government has stated that the basket is dominated by the U.S. Dollar, the Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British Pound, Thai Baht, Russian Ruble, Australian Dollar, Canadian Dollar and Singapore Dollar. There can be no assurance that the relationship between the RMB and these currencies will remain stable over time, especially in light of the significant political pressure on the Chinese government to permit the free flotation of the RMB, which could result in greater and more frequent fluctuations in the exchange rate between the RMB, the U.S. Dollar, and the Euro. If the RMB were to increase in value against the U.S. Dollar and other currencies, for example, consumers in the U.S., Japan and Europe would experience an increase in the relative prices of goods and services produced by us, which might translate into a decrease in sales. In addition, if the RMB were to decline in value against these other currencies, the financial value of your investment in our shares would also decline.

You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited, because our subsidiaries are incorporated in non-U.S. jurisdictions, we conduct substantially all of our operations in China, and a majority of our officers reside outside the United States.

Although we are incorporated in Florida, we conduct substantially all of our operations in China through our wholly owned subsidiaries in China. The majority of our officers reside outside the United States and some or all of the assets of those persons are located outside of the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in China in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the PRC may render you unable to enforce a judgment against our assets or the assets of our directors and officers.

As a result of all of the above, our public shareholders may have more difficulty in protecting their interests through actions against our management, directors or major shareholders than would shareholders of a corporation doing business entirely within the United States.

Risks Related to an Investment in Our Securities

Our common stock has limited liquidity.

Our common stock has been trading on the NYSE Amex (formerly, the American Stock Exchange and NYSE Alternext US LLC) since July 16, 2008, but it is thinly traded compared to larger more widely known companies in the same industry. Thinly traded common stock can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. The high and low bid price of Ever-Glory’s common stock during the past 52 week period ended December 31, 2008 has been US$4.89 and US$0.89 per share respectively.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained.  Our common shares are currently traded, but currently with low volume, based on quotations on the NYSE Amex, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence trading volume. And even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous trading without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

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

Other factors, in addition to the risks included in this section, that may have a significant impact on the market price of our common stock include, but are not limited to:
•	receipt of substantial orders or order cancellations of products;
•	quality deficiencies in services or products;
•	international developments, such as technology mandates, political developments or changes in economic policies;
•	changes in recommendations of securities analysts;
•	shortfalls in our backlog, sales or earnings in any given period relative to the levels expected by securities analysts or projected by us;
•	government regulations, including stock option accounting and tax regulations;
•	energy blackouts;
•	acts of terrorism and war;
•	widespread illness;
•	proprietary rights or product or patent litigation;
•	strategic transactions, such as acquisitions and divestitures;
•	rumors or allegations regarding our financial disclosures or practices; or
•	earthquakes or other natural disasters in Nanjing or Shanghai, China where a significant portion of our operations are based.

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

Our principal shareholders, which includes our officers and directors, and their affiliated entities own approximately 66% of our outstanding shares of common stock. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal shareholders and their affiliated entities, elections of our Board of Directors will generally be within the control of these shareholders and their affiliated entities. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders and their affiliated entities. As such, it would be difficult for shareholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all of our shareholders.

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

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal control over financial reporting. In our Annual Reports on Form 10-K for the year ended December 31, 2008, we concluded that our internal control over financial reporting was effective as of December 31, 2008 based on our assessment.  However, should we or our independent registered public accounting firm, determine in future fiscal periods that we have a material weakness in our internal control over financial reporting, our failure to achieve and maintain effective internal control reporting could result in loss of our investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock.  Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Wholesale segment

In 2008, we operated three complexes as our operating and production facilities at 509 Chengxin Road, in the Nanjing Jiangning Economic and Technological Development Zone, Shangfang Town, Nanjing, China. The following is a description of these facilities:

(i) Goldenway. Our Goldenway facilities include 112,442 square meters of floor space. Approximately 400 employees work at this location. Our Goldenway facility hosts administrative, sales and distribution functions in addition to manufacturing. We obtained the right to use the land on which these facilities are constructed for 50 years as of June 24, 2006. There are no material encumbrances on these facilities.

(ii) New-Tailun. Our New-Tailun facilities include 25,000 square meters of floor space. Approximately 700 employees work at this location. Our New-Tailun facility mainly handles manufacturing. We lease the New-Tailun facility and the land from Jiangsu Ever-Glory for US$50,452 per annum under a two year leasing arrangement that began on January 1, 2008.

(iii) Catch-Luck. Our Catch-Luck facilities include 6,635 square meters of office and production space. Approximately 600 employees work at those locations. Our Catch-Luck facility mainly handles manufacturing. These facilities are located on the piece of land for which we have the 50-year land use right.

In addition, under certain lease arrangement between Goldenway and Jiangsu Ever-Glory International Group Corporation, (“Jiangsu Ever-Glory”), Goldenway currently holds the right to lease certain land and use certain building and improvements on that land until 2016. We plan to lease these facilities to third party.

 We believe that our current facilities will be sufficient to sustain our wholesale operations for the foreseeable future.

Retail Segment

For our retail operations, we have a two year lease arrangement for our administrative offices and a four-year lease for the warehouse.  The current flagship stores are generally leased under agreements with real estate developers or department store or shopping mall operators for terms ranging from 2 to 5 years.  The store-within-a-store are counters leased from department stores for which we generally pay approximately 30% of sales revenue as rent. We believe the administrative and warehouse locations facilities are adequent to sustain our operations for the foreseeable future. We also believe the locations of the flagship stores and the stores-within-a-store units are carefully selected and suitable for the LA GO GO operation.

Item 3. LEGAL PROCEEDINGS

We were named as a defendant in an action pending in the U.S. District Court for the Northern District of Ohio. The action was filed on February 22, 2006, by Douglas G. Furth (“Plaintiff”). The other principal parties are named defendants John Zanic, Wilson-Davis & Co., and Godwin, Pappas, Longley & Ronquillo, LLP. The action alleges, inter alia, that we breached an agreement with the plaintiff under which we had promised to provide plaintiff 1,000,000 shares of its common stock in exchange for certain assistance in marketing and financial public relations services. The action seeks an award of damages in excess of  US$75,000. We denied that we were a party to such an agreement, that we breached the agreement or that we are otherwise liable. We vigorously defended our legal position. After vigorously defending this action, the complaint was voluntarily dismissed by the Plaintiff without prejudice from an action pending in the U.S. District Court for the Northern District of Ohio. In May 2007, the Plaintiff filed a Second Amended Complaint in the litigation asserting claims against us and other principal parties. We have denied all the claims and have filed the responses and objections to the Plaintiff and asked for dismissal with prejudice by the plaintiff. No payment was made to the Plaintiff.  On November 29, 2007, we made a motion to dismiss the action for lack of personal jurisdiction. On February 2, 2009, the motion for summary judgment was granted by the U.S. District Court for the Northern District of Ohio. Plaintiff agreed by way of settlement not to appeal the Court’s grant of summary judgment in favor of the Company. The matter is concluded.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 25, 2008, we held our 2008 Annual Meeting of Shareholders (the “Annual Meeting”) at the Ever-Glory China headquarters in compliance with the Florida Corporation Law and NYSE Amex Company Guide.  The matters voted upon at the Annual Meeting were:

1. Election of a board of five (5) directors, to serve until the 2009 annual meeting of shareholders or until their successors are duly elected and qualified;
2. Ratification of the appointment of Moore Stephens Wurth Frazer and Torbet, LLP as our independent auditor for the year ending December 31, 2008.

Following is a summary of the votes cast at the meeting:

Name of Nominee	For	Against	Abstain

Edward Yihua Kang	10,620,239	28,613	14,252
Jiajun Sun	10,620,133	28,623	14,348
Bennet P. Tchaikovsky	10,623,600	25,943	13,562
Changyu Qi	10,622,649	26,107	14,348
Zhixue Zhang	10,622,900	25,857	14,348
Ratification of Moore Stephens Wurth Frazer and Torbet, LLP	10,635,769	17,522	9,814

Shares which abstained from voting as to these matters, and shares held in “street name” by brokers or nominees who indicated on their proxies that they did not have discretionary authority to vote such shares as to these matters (“broker non-votes”), were not counted as votes in favor of such matters.  For purposes of determining whether the affirmative vote of a majority of the shares present at the meeting and entitled to vote on a proposal had been obtained, abstentions were included in, and broker non-votes were excluded from, the number of shares present and entitled to vote.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHSES OF EQUITY SECURITIES.

Market for Common Equity

Our common stock was quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) initially under the symbol “EGLY” and then it was changed to “EVGY” in 2007.  On July 16, 2008 our common stock commenced trading on the NYSE Amex LLC (“NYSE Amex”)(formerly named the American Stock Exchange and the NYSE Alternext US LLC) under the symbol of “EVK”. As of December 31, 2008, there were approximately 66 shareholders of record of our common stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name. The following table sets forth the high and low bid information for the common stock for each quarter within the last two fiscal years, as reported by the OTCBB on a quarterly basis for the periods during which our common stock was quoted on the OTCBB and as reported by the NYSE Amex for the last two quarters of 2008 following our listing thereon.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

NYSE AMEX
	Bid Price
PERIOD	HIGH	LOW
FISCAL YEAR 2008:

Fourth Quarter ended December 31, 2008	$2.49	$0.89
Third Quarter ended September 30, 2008	$4.89	$1.90

       OTCBB
	Bid Price
PERIOD	HIGH	LOW
FISCAL YEAR 2008:
Second Quarter ended June 30, 2008	$4.80	$3.89
First Quarter ended March 31, 2008	$3.60	$2.60

FISCAL YEAR 2007:

Fourth Quarter ended December 31, 2007	$5.00	$3.10
Third Quarter ended September 30, 2007	$4.00	$2.80
Second Quarter ended June 30, 2007	$3.30	$1.80
First Quarter ended March 31, 2007	$2.60	$1.60

On March 27, 2009, the closing sale price of our common stock on the NYSE  Amex was $2.35 per share. The stock prices shown in the table above are retroactively adjusted, as applicable, to reflect our 10-to-1 reverse stock split effective on November 20, 2007.

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

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the year ended December 31, 2008 should be read in conjunction with the Financial Statements and corresponding notes included in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We are a leading apparel manufacturer, supplier and retailer in China, and the first Chinese apparel company listed on the NYSE Amex.

We classify our businesses into two segments: Wholesale and Retail. Our wholesale business consists of wholesale-channel sales made principally to famous brands, department stores and specialty stores located throughout Europe, U.S., Japan and the PRC. We have a focus on well-known, middle-to-high grade casual wear, sportswear, and outerwear brands. We also manufacture, market and distribute our own branded products through our retail business which consists of retail-channel sales directly to consumers through full-price retail stores located throughout the PRC.

On January 24, 2008, we incorporated Shanghai LA GO GO Fashion Company in Shanghai which is our retail business.

Our Business Strategy

We manufacture our products in the PRC, in our three factories located in the Nanjing Jiangning Economic and Technological Development Zone and Shang Fang Town in the Jiangning District in Nanjing. We conduct our original design manufacturing (“ODM”) operations through three wholly-owned subsidiaries: Goldenway, New-Tailun, and Catch-Luck.

Although we have our own manufacturing facilities, we currently outsource most of the manufacturing to our strategic alliances as part of our overall business strategy. Outsourcing allows us to maximize our production capacity and maintain our flexibility while reducing capital expenditures and the costs of keeping skilled workers on production lines during low season. We inspect products manufactured by our long-term contractors to ensure that they meet our high quality control standards.

As of December 31, 2008, our three manufacturing facilities in Nanjing had approximately 1,800 employees, with an annual production capacity in excess of 12 million pieces and our new joint venture LA GO GO had approximately 400 employees.

Our Collection Policy

For our new customers, we require orders placed to be backed by letters of credit. For our established customers, we generally give them payment terms between 30 to 120 days following delivery of finished goods.  For our existing customers, we reevaluate any potential credit impairment from time to time and adjust their terms accordingly.

Our Objectives and Risks

Our core strengths include long-term satisfactory relationships with a portfolio of well-known, mid-class global brands, a strong and experienced management team, and a proven ability to design, market and distribute our own brand through fast-growing retail channels in a highly populated country. We opened 93 stores in 2008 and we expect to open an additional 80-100 stores in 2009. Our business objective for our wholesale segment is to expand our portfolio into higher class brands, expand our customer base and improve our margin. Our business objective for our retail segment is to establish and create a leading brand of women’s apparel and to build a nationwide retail distribution channel in China.

In connection with our key objectives, we intend to continue to pursue opportunities for growth during the course of Fiscal Year 2009 and beyond. These opportunities and continued investment initiatives include:

Wholesale business development:
•	Expand the global sourcing network;
•	Invest in lower cost manufacturing bases located outside of mainland China;
•	Focus on value and while continuing to increase our average selling prices;
•	Emphasis on product designs and implementing new technologies; and
•	Seek strategic acquisitions of international distributors that could enhance our global sales and distribution network

Retail business development:
•	Build up LA GO GO to become a major Chinese middle to high end mass market women's wear brand;
•	Seek opportunities for long-term cooperation with reputable international brands;
•	Facilitate the entry of international brands into the PRC market;
•	Further expand our retail network;
•	Improve our store efficiency and increase same store sales;
•	Further strengthen brand marketing; and
•	Launch flagship stores in Tier-1 Cities and increase penetration and coverage in Tier-2 and Tier-3 Cities

Despite the various risks and uncertainties associated with the current global economy, we believe our core strengths will continue to allow us to execute our strategy for long-term sustainable growth in revenue, net income and operating cash flow.

Seasonality

Our business is affected by seasonal trends, with higher levels of wholesale sales in our third and fourth quarters and higher retail sales in our first and fourth quarters. These trends result primarily from the timing of seasonal wholesale shipments and holiday periods in the retail segment.

Global Economic Uncertainty

Our business is dependent on consumer demand for our products. We believe that significant uncertainty in the slowdown of the global economy economy has increased our wholesale clients’ product price sensitivity. We experienced continuous price pressure in the latter part of 2008. If the global economic environment continues to weaken, these worsening economic conditions could have a negative impact on our sales growth and operating margin on our wholesale business segment in 2009.

Summary of Critical Accounting Policies

We have identified critical accounting policies that, as a result of judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operation involved could result in material changes to our financial position or results of operations under different conditions or using different assumptions.

Revenue Recognition

We recognize revenue, net of value added taxes, upon delivery for domestic sales and upon shipment of the products for international sales, at which time title passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an existing arrangement; the sales price is fixed and determinable; and collectability is deemed probable.  Retail sales are recorded at the time of register receipt.

Estimates and Assumptions

In preparing our consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates in 2008 and 2007 include the estimated residual value and useful lives of property and equipment, and the assumptions we made when we used the Black Scholes option price model to value the warrants granted.

Inventory

Inventories, consisting of raw materials, work-in-process and finished goods related to our products are stated at the lower of cost or market utilizing the specific identification method.

Details regarding our use of these policies and the related estimates are described in the accompanying notes to the Consolidated Financial Statements. There have been no material changes to our critical accounting policies that impacted our financial condition or results of operations.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2008 and 2007. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

Revenue

The following table sets forth a breakdown of our total sales revenue, by region, for the years ended December 31, 2008 and 2007.

	2008	% of total sales		2007	% of total sales	Growth in 2008 compared with 2007
Wholesales business
The People’s republic of China	$7,625,288	7.8	% $	4,590,798	6.5%	66.1%
Europe	52,855,580	54.2		40,308,166	57.3	31.1
Japan	16,579,037	17.0		10,956,030	15.6	51.3
United states	16,905,742	17.3		14,480,389	20.6	16.7
Total Wholesales business	93,965,647	96.4		70,335,383	100.0	33.6
Retail business	3,506,035	3.6		-	*	*
Total	$97,471,682	100.0	% $	70,335,383	100.0%	38.6%
* Calculation is not meaningful as retail operations commenced in 2008.

We generate revenues primarily from our wholesale business mainly from international markets. In 2008, we entered into the Chinese domestic retail market, focusing on sales of our own brand apparel.

Sales for the year ended December 31, 2008 were US$97,471,682, an increase of 38.6% from 2007. The increase in our sales was primarily attributable to:

•            Sales orders increased in our wholesale business to customers in Europe, , Japan, the United States and the PRC; and the revenue contribution from our newly launched retail product “LA GO GO” in 2008,

Sales growth was partially offset by:
•            Price pressures in the fourth quarter of 2008 to maintain market share in an uncertain economic environment.

Sales to customers in Europe contributed 54.2% of our total sales in 2008, an increase of 31.1% compared to 2007. This growth was primarily attributable to higher demand from several of our largest existing European customers.

Sales to customers in the U.S. contributed 17.3% of our total sales in 2008, an increase of 16.7% compared to 2007. The growth was primarily due to two large U.S. customers increasing orders in 2008.

Sales to customers in Japan contributed 17.0% of our total sales in 2008, an increase of 51.3% compared to 2007. The increase was attributable to our success with establishing long-term relationships with premium brands in the Japanese market, and strong demand in 2008.

Sales to customers in the Chinese market contributed 7.8% of our total sales in 2008, an increase of 66.1% compared to 2007. The increase was attributable to more orders from existing customers in Hong Kong.

Sales generated from our retail business were US$3.5 million in 2008. During the year ended December 31, 2008, we had opened 93 LA GO GO retail stores and generated revenue averaged $8,500 per month after two months of operations.

Below is a breakdown of our total sales generated from related parties and third parties for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008		2007
	(in U.S. dollars, except for percentages)
Sales to related parties	$681,167	0.7%	$1,155,998	1.6%
Sales to third parties	96,790,515	99.3	69,179,385	98.4
Total	$97,471,682	100.0%	$70,335,383	100.0%

Sales to related parties accounted for 0.7% of our total sales in 2008, a decrease of 41.1% compared to 2007. We expect sales to related parties will continue to constitute a small portion of our total sales.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes direct material cost, direct labor cost, and manufacturing overhead, which includes depreciation of production equipment, consistent with the revenue earned, as well as rent for store space used by our retail business.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008		2007
	(in U.S. dollars, except for percentages)
Total Sales	$97,471,682	100.0%	$70,335,383	100.0%
Raw materials	44,583,815	45.7	30,784,337	43.8
Labor	3,079,043	3.2	3,151,476	4.5
Outsource Production Costs	30,438,432	31.2	23,458,802	33.4
Other costs and Overhead	1,247,140	1.3	1,631,650	2.3
Retail costs	2,221,085	2.3
Total Cost of Sales	81,569,516	83.7	59,026,265	83.9
Gross Profit	$15,902,166	16.3%	$11,309,118	16.1%

Raw materials cost for our wholesale business accounted for 45.7% of our total sales in 2008, an increase of 44.8% compared to 2007. This increase was mainly due to increased raw material prices.

Labor costs for our wholesale business accounted for 3.2% of our total sales in 2008, down from 4.5% in the prior year. This decrease was mainly due to headcount reduction. In 2008, after performing a comprehensive review of our processes and organization, management of Goldenway decided to increase outsourcing to independent contractors to improve performance and efficiency, as well as to better manage our labor costs.

Outsource production costs for our wholesale business accounted for 31.2% of our total sales in 2008, an increase of 29.8% from the prior year. These costs, as a percentage of our total sales, decreased from 33.4% of total sales in 2007 to 31.2% of total sales in 2008. This decrease was mainly due to an increase in the volume of our outsourced production. We concentrated on outsourcing to increase our ability to negotiate a lower price.

Overhead and other expenses for our wholesale business accounted for 1.3% of our total sales in 2008, compared to 2.3% of total sales in 2007. This decrease was due to our headcount reduction as a result of increased outsourcing.

Our retail business cost accounted for 2.3% of our total sales for the year ended December 31, 2008.

Total cost of sales for the year ended December 31, 2008 was US$81,569,516, an increase of 38.2% from 2007. As a percentage of total sales, our cost of sales decreased to 83.7% of total sales for 2008, compared to 83.9% of total sales in 2007. Consequently, gross margin as a percentage of total sales increased slightly to 16.3% for 2008 from 16.1% for 2007.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. For our wholesale business, purchases from our five largest suppliers represented approximately 18.6% and 21.1% of raw material purchases in 2008 and 2007, respectively. No single supplier provided more than 10% of our raw material purchases. For our retail business, purchases from our five largest suppliers represented approximately 36.3% of raw material purchases in 2008. No single supplier provided more than 10% of our total purchases in 2008. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

We also purchase finished goods from contract manufacturers. For our wholesale business, purchases from our five largest contract manufacturers represented approximately 40.7% and 38.7% of finished goods purchases in 2008 and 2007, respectively. One contract manufacturers provided approximately 21.5% and 12.0% of our finished goods purchases in 2008 and 2007, respectively. For our retail business, our five largest contract manufacturer represented approximately 50.1% of finished goods purchases in 2008. Our two largest contract manufacturers provided more than 10% of our finished goods purchases in 2008. We have not experienced difficulty in obtaining finished products from our contract manufacturers and we believe we maintain good relationships with our contract manufacturers.

Selling, General and Administrative (SG&A) Expenses

Our selling expenses consist primarily of freight-out, unloading costs and product inspection charges.

Our general and administrative (G&A) expenses consist primarily of payroll for executive, finance, accounting, and human resources personnel, office expenses and professional fees.

	For the Year Ended December 31,
	2008		2007
	(in U.S. Dollars, except for percentages)
Gross Profit	$15,902,166	16.3%	$11,309,118	16.1%
Operating Expenses:
Selling Expenses	1,966,926	2.0	593,570	0.8
General and Administrative Expenses	6,390,180	6.6	3,381,108	4.8
Total	8,357,106	8.6	3,974,678	5.7
Income from Operations	$7,545,060	7.7%	$7,334,440	10.4%

Selling expenses were US$1,966,926 in 2008, an increase of 231.4% compared to 2007. The increase was attributable to:

•           Increased traveling expenses and marketing expenses incurred by the international sales force to obtain new customers for our wholesale business;
•           Increased export expenses due to the expansion of our wholesale business; and
•           Approximately US$870,000 related to the promotion of LA GO GO, our newly launched domestic retail brand in 2008.

G&A expenses were US$6,390,180 in 2008, an increased of 89.0% compared to 2007. The increase was partially due to:

•           Higher depreciation and amortization related to new office facilities;
•           An increase in payroll for additional management staff as a result of our business expansion;
•           Expenses incurred for investor relations; and approximately US$426,000 related to the promotion of LA GO GO, our newly launched domestic retail brand in 2008.

Revenue, Cost of Sales and Gross Profit by Segment

The following table sets forth our total sales, cost of sales, gross profit and gross margin of our wholesale and retail businesses for the years ended December 31, 2008 and 2007.

	For the year ended December 31,
	2008				2007
	Sales	Cost of sales	Gross profit	Gross margin	Sales	Cost of sales	Gross profit	Gross margin
	(in U.S. dollars, except for percentages)
Wholesales	$93,965,647	$79,348,431	$14,617,216	15.6%	$70,335,383	$59,026,265	$11,309,118	16.1%
Retail	3,506,035	2,221,085	1,284,950	36.6%	-	-	-	-
Total	$97,471,682	$81,569,516	$15,902,166	16.3%	$70,335,383	$59,026,265	$11,309,118	16.1%

Gross profit in our wholesale business for the year ended December 31, 2008 was US$14,617,462, an increase of 29.3% over 2007. Gross margin was 15.6% of our wholesale sales in 2008, a decrease of 0.5% compared to 2007. The decrease in our gross margin was mainly due to price pressures as a result of  the worldwide economic slowdown, especially in the fourth quarter of 2008.

Gross margin for our new retail brand, LA GO GO, was 36.6% for the year ended December 31, 2008.

Income from Operations

Income from operations increased 2.9% from US$7,334,440 in 2007 to US$7,545,060 in 2008.

Interest Expense

	2008	2007	Increase	% Increase
Bank Loans	$327,834	$112,515	$215,319	191.4%
Related party	175,100	236,458	-61,358	(25.9)
Convertible notes interest	58,659	49,972	8,687	17.4
Convertible notes-non cash expenses	2,296,575	25,503	2,271,072	8,905.1
Total	$2,858,168	$424,448	$2,433,720	573.4%

Interest expense was US$2,858,168 in 2008, an increase of 573.4% compared to 2007. This increase was mainly due to the amortization of discount related to convertible notes issued in August 2007 to interest expense.

Other Expense

Other expense was US$302,200 in 2008, an increase of 229.2% compared to 2007. The increase was mainly due to the unfavorable impact of foreign exchange rates on transactions during the year.

Income Tax Expenses

Income tax expense for 2008 and 2007 amounted to US$1,091,006 and US$252,682, respectively, and our effective income tax rates were 23.5% and 3.6% during 2008 and 2007, respectively.

This increase was mainly because Goldenway’s tax holiday expired on December 31, 2007, and Catch-Luck and New-Tailun were subject to higher tax rates since the beginning of 2008.

Our PRC subsidiaries are subject to various preferential tax policies and were entitled to the following income tax rates in 2008 and 2007:

	2008	2007

Goldenway	25.0%	12.0%
Catch-Luck	12.5%	-
New-Tailun	12.5%	-
LA GO GO	25.0%	-

Our then four operating subsidiaries in 2008, all of which are incorporated in the PRC, are governed by the PRC income tax laws and are subject to the PRC enterprise income tax. Each of our consolidating entities files its own separate tax return.

Goldenway enjoyed a 50% reduction in its income tax as a foreign invested enterprise that exports over 70% of its output, and was entitled to a reduced income tax rate of 12% in 2007. In 2008, the income tax rate for Goldenway was 25%.

New-Tailun and Catch-Luck were approved as a wholly foreign-owned enterprise in 2006 and were entitled to 100% income tax exemption in 2006 and 2007 and a 50% reduction for the next three years. In 2008, the income tax rate for New-Tailun and Catch-Luck was 12.5%.

LA GO GO was established on January 24, 2008, and its income tax rate is 25%.

Perfect Dream was incorporated in the British Virgin Islands on July 1, 2004, and has no income tax.

Ever-Glory International Group Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes through December 31, 2008. The net operating loss carry forwards for United States income taxes may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2028. Management believes that the realization of the benefits from these losses appears uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we have provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.

Net Income

Net income in 2008 was US$3,559,791, a decrease of 47.4% compared to 2007. This decrease was mainly attributable to the interest expense related to the convertible notes issued in August 2007 and increased income tax expense. Our diluted earnings per share were US$0.26 and US$0.94 for the years ended December 31, 2008 and 2007, respectively.

Minority Interest

On January 9, 2008, Goldenway entered into an Agreement with La Chapelle, to form a joint venture to develop, promote and market a new line of women’s wear in China. Goldenway agreed to initially invest RMB 6 Million (approximately US$826,200) in cash, and La Chapelle agreed to invest RMB 4 Million (approximately US$553,040) in cash, for a 60%- and 40%- interest in the joint venture, respectively. The joint venture is included in the Company’s consolidated financial statements in 2008, and the 40% interest held by La Chapelle is classified as minority interest. As of December 31, 2008, minority interest was US$548,977.

Summary of Cash Flows

Net cash provided by operating activities in 2008 was US$2,832,441 compared with net cash provided by operating activities of US$1,876,458 in 2007. This increase was mainly attributable to the decrease of our account receivables.

Net cash used in investing activities was US$2,324,798 in 2008, compared with US$4,695,462 in 2007. On January 9, 2008, Goldenway entered into a Capital Contribution Agreement with La Chapelle, pursuant to which Goldenway invested US$1,467,000 in cash (RMB 10 million) in La Chapelle for a 10% ownership interest in La Chapelle.

Net cash provided by financing activities was US$166,515 in 2008, compared with US$1,757,480 in 2007. The decrease was mainly due to the repayment of US$1,990,000 to Blue Power Holding Ltd, partially offset by US$553,040 from La Chapelle’s investment in  LA GO GO, and US$219,635 received upon the exercise of warrants.

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents of US$1,445,363, other current assets of US$27,464,949 and current liabilities of US$13,308,691. We presently finance our operations primarily from cash flows from our operations, and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs.

Bank Loan

In 2006, we acquired a fifty-year land use right for 112,442 square meters (approximately 1,209,876 square feet) of land in the Nanjing Jiangning Economic and Technological Development Zone, which houses our existing facility of 26,629 square meters (approximately 286,528 square feet), including our manufacturing facility and office space. In 2006, we completed the construction of our new facilities and moved our headquarters into the new office building and consolidated part of our operations into our new manufacturing facility in January 2007. The new manufacturing facility occupies an area of 10,000 square meters (approximately 107,600 square feet) and is equipped with state-of-the-art equipment. The land and building are being used as collateral for bank loans.

On July 31, 2008, Goldenway entered into a two-year revolving line of credit agreement with a PRC Bank, which allows Goldenway to borrow up to approximately $7.3 million (RMB50million). These borrowings are guaranteed by Jiangsu Ever-Glory, an entity controlled by Mr. Kang, the Company’s Chief Executive Officer. These borrowings are also collateralized by the 50-year land use right held by Goldenway and the Company’s facilities on that land. As of December 31, 2008, bank loans include approximately $5.8 million borrowed under this agreement. The $5.8 million was repaid in January and February 2009. Also in January and February 2009, Goldenway borrowed approximately $5.9 million under this agreement.

The bank loan for $733,500 is guaranteed by Mr. Kang and collateralized by real properties owned by Mr. Kang and a member of his family.

Long-term Loan

During 2008 we repaid US$1.99 million to Blue Power Holdings Limited (“Blue Power”). As of December 31, 2008, the long-term loan to Blue Power was US$2,660,085 Interest accrued on the loan to Blue power totaled US$175,100 for 2008.

Capital Commitments

We have a continuing program for the purpose of improving our manufacturing facilities. We anticipate that cash flows from operations and borrowings from banks will be used to pay for these capital commitments. The Articles of Association of our Goldenway subsidiary required that registered capital of approximately US$17.5 million be paid by Goldenway on February 1, 2008. The increased registered capital is to be paid in installments within three years of the issuance of Goldenway’s updated business license. As of February 1, 2008, the Company had fulfilled US$3.6 million of its registered capital requirements and had a registered capital commitment of US$13.9 million payable by February 1, 2008.  In April 2008, the Company obtained the approval from the government granting the extension to make the required capital contribution by July 25, 2008. As of July 20, 2008, the Company had fulfilled US$5.6 million of its registered capital requirements and had a registered capital commitment of US$11.9 million payable by July 25, 2008.  In July 2008, the Company obtained the approval from the government granting the extension to make the required capital contribution by April 25, 2009. Management expects to apply for a further extension through December 31,2009. Management doesn’t expect this requirement to have an impact on the Company’s financial position or results of operations

Uses of Liquidity

Our cash requirements through the end 2008 will be primarily to fund daily operations and the growth of our business.

Sources of Liquidity

Our primary sources of liquidity for our short-term cash needs are expected to be from cash flows generated from operations, and cash and cash equivalents currently on hand. We believe that we will be able to borrow additional funds if necessary.

We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our needs for working capital, capital expenditure and other commitments through the end of 2009. No assurance can be made that additional financing will be available to us if required, and adequate funds may not be available on terms acceptable to us. If funding is insufficient at any time in the future, we will develop or enhance our products or services and expand our business through our own cash flows from operations.

As of December 31, 2008, we had access to a US$7.3 million a line of credit. Of this line of credit, US$1.5 million was unused and is currently available. This credit facility does not include any covenants.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004 the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.2765 to 8.11 RMB to the dollar. In 2008, the RMB continued to appreciate against the U.S. dollar. As of December 31, 2008, the market foreign exchange rate had increased to RMB6.82  to one U.S. dollar. As a result, the ongoing appreciation of RMB to U.S. dollar negatively impacted our margins for the year ended December 31, 2008. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future, and will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck and LA GO GO (whose functional currency is the RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All exchange differences are recorded within equity. The foreign currency translation gain for the years ended December 31, 2008 and 2007 was US$1,880,500 and US$1,383,279, respectively.

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At December 31, 2008, we had approximately $1.4 million in cash and cash equivalents. A hypothetical 5% increase or decrease in either short term or long term interest rates would not have any material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates. We pay our suppliers and employees in Chinese RMB, however, we sell to customers in the U.S., Japan and Europe and we generate sales in U.S. Dollars Euros and British Pounds. Accordingly, our business has substantial exposure to changes in exchange rates between and among the Chinese RMB, the U.S. Dollars, the Euro and the British Pound. In the last decade, the RMB has been pegged at 8.2765 RMB to one U.S. Dollar. On July 21, 2005 it was revalued to 8.11 per U.S. Dollar. Following the removal of the peg to the U.S. Dollar and pressure from the United States, the People’s Bank of China also announced that the RMB would be pegged to a basket of foreign currencies, rather than being strictly tied to the U.S. Dollar, and would be allowed to float trade within a narrow 0.3% daily band against this basket of currencies. The PRC government has stated that the basket is dominated by the U.S. Dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British Pound, Thai Baht, Russian Ruble, Australian Dollar, Canadian Dollar and Singapore Dollar. There can be no assurance that the relationship between the RMB and these currencies will remain stable over time, especially in light of the significant political pressure on the Chinese government to permit the free flotation of the RMB, which could result in greater and more frequent fluctuations in the exchange rate between the RMB, the U.S. Dollar and the Euro. At December 31, 2008, the exchange rate between the RMB and U.S. Dollar was 6.82 RMB to one U.S. Dollar. For additional discussion regarding our foreign currency risk, see the section titled Risk Factors—Fluctuation in the value of Chinese RMB relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Financial Statement Schedule are included in Part III, Item 15 (a) (1) and (2) of this Annual Report on Form 10-K.

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Ever-Glory International Group, Inc.

We have audited the accompanying consolidated balance sheet of Ever-Glory International Group, Inc. and subsidiaries as of December 31, 2008 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ever-Glory International Group, Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/GHP Horwath, P.C.
Denver, Colorado
March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Ever-Glory International Group, Inc.

We have audited the accompanying consolidated balance sheet of Ever-Glory International Group, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended. Ever-Glory International Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

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

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
March 10, 2008

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$1,445,363	$641,739
Accounts receivable	9,485,338	13,035,299
Accounts receivable - related parties	-	158,235
Inventories	3,735,227	1,897,023
Other receivables and prepaid expenses	945,191	150,855
Advances on inventory purchases	288,256	-
Amounts due from related party	11,565,574	2,568,040
Total Current Assets	27,464,949	18,451,191

DEFERRED FINANCING COSTS	-	191,995
LAND USE RIGHT, NET	2,854,508	2,729,183
PROPERTY AND EQUIPMENT, NET	12,494,452	12,140,903
INVESTMENT AT COST	1,467,000	-

TOTAL ASSETS	$44,280,909	$33,513,272

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loans	$6,542,820	$4,798,500
Accounts payable	3,620,543	1,796,655
Accounts payable - related parties	-	245,589
Other payables- related party	754,589	650,000
Other payables and accrued liabilities	1,683,977	1,069,682
Value added and other taxes payable	368,807	381,957
Income tax payable	257,946	143,167
Deferred tax liabilities	80,009	-
Convertible notes payable, net of unamortized discount of $1,974,497 as of December 31,2007	-	25,503
Total Current Liabilities	13,308,691	9,111,053

LONG-TERM LIABILITIES
Loan from related party	2,660,085	4,474,985
TOTAL LIABILITIES	15,968,776	13,586,038

MINORITY INTEREST	548,977	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock ($.001 par value, authorized 5,000,000 shares, no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares, 12,373,567 and 11,379,309 shares issued and outstanding as of December 31, 2008 and 2007, respectively)	12,374	11,379
Additional paid-in capital	4,549,004	2,154,368
Retained earnings	15,807,539	12,247,748
Statutory reserve	3,437,379	3,437,379
Accumulated other comprehensive income	3,956,860	2,076,360
Total Stockholders' Equity	27,763,156	19,927,234

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$44,280,909	$33,513,272

See notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

NET SALES
Related parties	$681,167	$1,155,998
Third parties	96,790,515	69,179,385
Total net sales	97,471,682	70,335,383

COST OF SALES
Related parties	621,103	995,398
Third parties	80,948,413	58,030,867
Total cost of sales	81,569,516	59,026,265

GROSS PROFIT	15,902,166	11,309,118

OPERATING EXPENSES
Selling expenses	1,966,926	593,570
General and administrative expenses	6,390,180	3,381,108
Total Operating Expenses	8,357,106	3,974,678

INCOME FROM OPERATIONS	7,545,060	7,334,440

OTHER INCOME (EXPENSES)
Interest income	227,090	174,036
Interest expense	(2,858,168)	(424,448)
Other income	34,952	25,708
Other expenses	(302,200)	(91,805)
Total Other Expenses	(2,898,326)	(316,509)

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	4,646,734	7,017,931

INCOME TAX EXPENSE	(1,091,006)	(252,682)

INCOME BEFORE MINORITY INTEREST	3,555,728	6,765,249

MINORITY INTEREST	4,063	-

NET INCOME	3,559,791	6,765,249

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	1,880,500	1,383,279

COMPREHENSIVE INCOME	$5,440,291	$8,148,528

EARNINGS PER SHARE

Net income per share - basic	$0.30	$0.99

Net income per share - diluted	$0.26	$0.94

Weighted average number of shares outstanding
during the year - basic	11,895,048	6,865,482

Weighted average number of shares outstanding
during the year - diluted	13,489,769	7,244,062

See notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

					Common stock
	Series A Convertible				to be issued			Additional	Retained Earnings		Accumulated other
	Preferred Stock		Common Stock		for acquistion			paid-in		Statutory	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount		capital	Unrestricted	reserve	income	Total
Balance at January 1, 2007	789	$1	1,997,203	$1,997	2,083,333		$2,083	$161,666	$6,260,518	$2,659,360	$693,081	$9,778,706

Stock issued for merger of New- Tailun			2,083,333	2,083	(2,083,333)		(2,083)	-
Stock issued for merger of Catch-luck	-	-	1,307,693	1,308	-		-	(1,308)	-	-	-	-
Conversion of preferred stock	(789)	(1)	5,991,080	5,991	-		-	(5,990)	-	-	-	-
Warrants issued to convertible note holders	-	-	-	-	-		-	1,056,203	-	-	-	1,056,203
Beneficial conversion feature on notes	-	-	-	-	-		-	943,797	-	-	-	943,797
Net income for the year	-	-	-	-	-		-	-	6,765,249	-	-	6,765,249
Statutory reserve	-	-	-	-	-		-	-	(778,019)	778,019	-	-
Foreign currency translation gain	-	-	-	-	-		-	-	-	-	1,383,279	1,383,279
Balance at December 31, 2007	-	$-	11,379,309	$11,379		$		$2,154,368	$12,247,748	$3,437,379	$2,076,360	$19,927,234

Stock issued for compensation			3,068	3				12,851				12,854
Stock issued for conversion of												-
convertible notes and interest			922,554	923				2,032,136				2,033,059
Warrants issued for services								130,082				130,082
Stock issued upon exercise of warrants			68,636	69				219,567				219,636
Net income									3,559,791			3,559,791
Foreign currency translation gain											1,880,500	1,880,500

Balance at December 31, 2008	-	$-	12,373,567	$12,374	-		$-	$4,549,004	$15,807,539	$3,437,379	$3,956,860	$27,763,156

See notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,559,791	$6,765,249
Adjustments to reconcile net income to cash provided by operating activities:
Minority interest	(4,063)	-
Depreciation and amortization	1,010,379	876,094
Deferred income tax	78,618	-
Amortization of discount on convertible notes	1,973,587	25,503
Amortization of deferred financing costs	191,995	50,525
Stock issued for interest	33,059	-
Stock issued for compensation	12,854	-
Warrants issued for services	130,082	-
Loss on disposal of fixed assets	-	901
Changes in operating assets and liabilities
Accounts receivable	4,385,144	(3,798,964)
Accounts receivable - related parties	166,372	1,601,978
Inventories	(1,675,726)	(571,377)
Other receivables and prepaid expenses	(771,610)	11,383
Advances on inventory purchases	(283,245)	-
Amounts due from related party	(8,664,442)	(1,668,357)
Accounts payable	1,668,565	425,682
Accounts payable - related parties	(362,806)	(1,844,649)
Other payables and accrued liabilities	535,878	143,002
Other payables-related parties	784,278	(334,672)
Value added and other taxes payable	(39,201)	118,603
Income tax payable	102,932	75,557
Net cash provided by operating activities	2,832,441	1,876,458

CASH FLOWS FROM INVESTING ACTIVITIES

Payment for acquisition of New-Tailun	-	(2,000,000)
Other payables-related party	(400,000)	-
Investment in La Chapelle	(1,467,000)	-
Purchase of property and equipment	(530,764)	(3,127,321)
Proceeds from sale of equipment	72,966	431,859
Net cash used in investing activities	(2,324,798)	(4,695,462)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution from minority shareholders	553,040	-
Proceeds from bank loans	12,137,430	8,558,550
Repayment of bank loans	(10,753,590)	(8,558,550)
Repayment of long term loan from related party	(1,990,000)	-
Proceeds from exercise of warrants	219,635	-
Net proceeds from convertible notes	-	1,757,480
Net cash provided by financing activities	166,515	1,757,480

EFFECT OF EXCHANGE RATE CHANGES ON CASH	129,466	806,170

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	803,624	(255,354)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	641,739	897,093

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,445,363	$641,739

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:

Interest	$384,339	$162,156

Income taxes	$909,444	$199,071

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2008, convertible notes of $2,000,000 were converted into 909,091 shares of common stock of the Company.

See notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Ever-Glory International Group, Inc. (“Ever-Glory”) was incorporated in Florida on October 19, 1994. All of its businesses are operated through its subsidiaries in the People’s Republic of China (“PRC”).

Perfect Dream Limited (“Perfect Dream”), a wholly-owned subsidiary of Ever-Glory, was incorporated in the British Virgin Islands on July 1, 2004.

Goldenway Nanjing Garments Co. Ltd. (“Goldenway”), a wholly-owned subsidiary of Perfect Dream, was incorporated in the PRC on December 31, 1993.

Nanjing Catch-Luck Garments Co, Ltd. (“Catch-Luck”), a wholly owned subsidiary of Perfect Dream, was incorporated in the PRC on December 21, 1995.

Nanjing New-Tailun Garments Co. Ltd. (“New-Tailun’), a wholly-owned subsidiary of Perfect Dream, was incorporated in the PRC on March 27, 2006.

These three subsidiaries (Goldenway, Catch-Luck and New-Tailun) are principally engaged in the manufacture and sale of garments.

Shanghai LA GO GO Fashion Company Limited (“LA GO GO”), a joint venture of Goldenway and Shanghai La Chapelle Garment and Accessories Company Limited (“La Chapelle”), was incorporated in the PRC on January 24, 2008. Goldenway invested approximately $826,200 (RMB 6.0 million) in cash, and La Chapelle invested approximately $553,040 (RMB 4.0 million) in cash, for a 60% and 40% ownership interest, respectively, in the joint venture. The joint venture was formed to establish and create a leading brand of ladies’ apparel for the mainland Chinese market. As of December 31, 2008, LA GO GO was operating 93 retail stores selling its LA GO GO Brand clothing.

Ever-Glory, Perfect Dream, Goldenway, New-Tailun, Catch-Luck, and LA GO GO are hereinafter referred to as (the “Company”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include Ever-Glory and its subsidiaries, and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Business Combinations with Entities under Common Control

On November 9, 2006, the Company acquired 100% of New-Tailun from Ever-Glory Enterprises (HK) Limited (Ever-Glory Hong Kong) . The Company paid $2,000,000 in cash and, in September 2007, issued 20,833,333 shares of the Company’s restricted common stock in connection with the transaction.

On June 26, 2006, the Company acquired 100% of Catch-Luck from Ever-Glory Hong Kong. The Company paid Ever-Glory Hong Kong $600,000 in cash and issued 1,307,693 shares of the Company’s restricted common stock in connection with the transaction. On August 31, 2006, the Company amended the terms of the purchase consideration as follows: An additional 1,153,846 shares of the Company’s restricted common stock are to be issued to Ever-Glory Hong Kong if Catch-Luck generates gross revenues of at least $19,000,000 and net income of $1,500,000 for the year ended December 31,2008. These targets were met in 2008 and the shares are expected to issue in the second quarter of 2009. An additional 1,153,846 shares of the Company’s restricted common stock will be issued to Ever-Glory Hong Kong if Catch-Luck generates gross revenues of at least $19,000,000 and net income of  $1,500,000 for the year ending December 31,2009. The Catch-Luck transaction closed on August 27, 2007. Assets acquired and debts assumed as of the acquisition date were as follows:

Historical Book Value
Current assets	$7,028,842
Property, plant, and equipment	799,579
Total assets	7,828,421

Total liabilities	4,769,080

Net assets	$3,059,341

Mr Edward Yihua Kang, is the Company’s Chairman and Chief Executive Officer,and is also a significant shareholder of the Company. Mr Kang was also the controlling shareholder of Ever-Glory Hong Kong at the time of these transactions. Accordingly these transactions were accounted for as mergers of entities under common control, and have been included in the consolidated financial statements as of the beginning of the first post-merger period presented with each account stated at historical cost.

Use of Estimates and Assumptions

In preparing the consolidated financial statements in conformity with GAAP, management makes certain estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent based on the best information available at the time the estimates are made. Actual results could differ from these estimates.

Economic and Political Risks

The majority of the Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy. The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits with banks with original maturities within three months.

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks to minimum by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history with the customer and current relationships with them. The Company writes off accounts receivable when amounts are deemed uncollectible.

As of December 31, 2008 and 2007, the Company considers all its accounts receivable to be collectable and no provision for doubtful accounts has been made in the consolidated financial statements.

Inventories

Manufactured inventories are stated at lower of cost or market value, cost being determined on a specific identification method. The Company manufactures products upon receipt of orders from its customers. All the products must pass the customers’ quality assurance procedures before delivery. Therefore, products are rarely returned by customers after delivery.

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

Depreciation is provided on a straight-line basis, less estimated residual value, over the assets’ estimated useful lives.  The estimated useful lives are as follows:

Property and plant	15-20 Years
Leasehold improvements	10 Years
Machinery and equipment	10 Years
Office equipment and furniture	5 Years
Motor vehicles	5 Years

Land Use Rights

All land in the PRC is owned by the government and cannot be sold to any individual or company. However, the government may grant a “land use right” to occupy, develop and use land. The Company records land use rights obtained as intangible assets at cost, which is amortized evenly over the grant period of 50 years.

Long-Lived Assets

The Company accounts for long-lived assets under Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets”.  In accordance with SFAS No.144, long-lived assets, property, equipment and land use rights held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. There were no impairments of long-lived assets as of December 31, 2008.

Cost Investment

Cost Investment consists of the Company’s 10% equity investment in La Chapelle, acquired on January 9, 2008 for approximately $1,467,000. If a decline in the fair value of a cost method investment is determined to be other than temporary, an impairment charge is recorded and the fair value becomes the new cost basis of the investment. Management evaluates the cost method investment for impairment in accordance with FASB Staff Position (“FSP”) 115-1 and FAS 124-1 “The Meaning of Other Than Temporary Impairment and its Application to Certain Investments”; however, the fair value of the cost method investment is not required to be determined unless impairment indicators are present. When impairment indicators exist, discounted cash flow analyses are generally used to estimate the fair value.

Management determined that there was no impairment of the cost investment as of December 31, 2008.

Financial Instruments

Management has estimated that the carrying amounts of non-related party financial instruments approximate their fair values due to their short-term maturities. The fair value of amounts due from (to) related parties is not practicable to estimate due to the related party nature of the underlying transactions.

Fair Value Accounting

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, “Fair Value Measurements” (“FAS No.157”). SFAS No.157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The provisions of FAS No.157 were adopted January 1, 2008. In February 2008, the FASB staff issued FASB Staff Position (“FSP”) No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS No.157-2”). FSP FAS No.157-2 delayed the effective date of FAS No.157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS No.157-2 are effective for the Company’s fiscal year beginning January 1, 2009, and are not expected to have a significant impact on the Company.

FAS No.157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS No.157 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

At December 31, 2008, the Company’s financial assets consist of cash placed with financial institutions management considers to be of a high quality.

Effective January 1, 2008, the Company also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings. As of December 31, 2008, the Company did not elect such option for its financial instruments and liabilities.

Revenue and Cost Recognition

The Company recognizes wholesale revenue, net of value added taxes, upon delivery for local sales and upon shipment of the products for export sales, at which time title passes to the customer provided that there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable and collectability is deemed probable. Retail sales are recorded at the time of register receipt.

Local transportation and unloading charges, and product inspection charges, are included in selling expenses and totaled $114,473 in 2008 and $195,995 in 2007, respectively.

Cost of goods sold includes the direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment and rent consistent with the revenue earned.

Income Taxes

The Company accounts for income taxes under the SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS No 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

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

Minority Interest

Minority interest consists of La Chapelle’s 40% interest in LA GO GO. As of December 31, 2008 2007, minority interest was $548,977.

Foreign Currency Translation and Other Comprehensive Income

The reporting currency of the Company is the U.S. dollar. The functional currency of Ever-Glory and Perfect Dream is the U.S. dollar. The functional currency of Goldenway, New Tailun, Catch-luck and LA GO GO is the Chinese RMB.

For the subsidiaries whose functional currencies are the RMB, all assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates and items in the statement of operations are translated at the average rate for the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred and amounted to $295,053 and $87,355 for the year ended December 31, 2008 and 2007 respectively. Items in the cash flow statement are translated at the average exchange rate for the period.

Translation adjustments resulting from this process included in accumulated other comprehensive income in the consolidated statements of stockholders’ equity amounted to $3,956,860 and $2,076,360 as of December 31, 2008 and 2007, respectively. Assets and liabilities at December 31, 2008 and 2007 were translated at RMB6.82 and RMB7.29 to $1.00, respectively. The average translation rates applied to income statement accounts and statement of cash flows for the years ended December 31, 2008 and 2007 were RMB6.94 and RMB7.59 to $1.00, respectively. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Earnings Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Further, according to SFAS No. 128, if the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split, the computations of a basic and diluted EPS shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

Segments

The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for operating information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decision how to allocate resources and assess performance. The Company reports financial and operating information in two segments:
(1)	Wholesale apparel manufacture and sales
(2)	Retail sales of own-brand clothing

Reclassification

Certain amounts reported in the 2007 financial statements have been reclassified to conform to the 2008 presentation.

Recent Accounting Pronouncements

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

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (R), "Business Combinations" ("SFAS 141 (R)"), which becomes effective for fiscal periods beginning after December 15, 2008 (January 1, 2009 for the Company). SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquisition. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. The Company is currently assessing the impact of this statement, and believes it will have a material impact on the accounting for business combinations completed subsequent to December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51" ("SFAS 160") which becomes effective for fiscal periods beginning after December 15, 2008 (January 1, 2009 for the Company). This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. The statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest with disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition this statement establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company is currently assessing the impact of this statement, and believes it will have a material impact on its consolidated financial statements.

NOTE 3 - INVENTORIES

Inventories at December 31, 2008 and 2007 consisted of the following:

	2008	2007
Raw materials	$328,607	$304,178
Work-in-progress	342,303	338,599
Finished goods	3,064,317	1,254,246
Total inventories	$3,735,227	$1,897,023

For the years ended December 31, 2008 and 2007, no provision for obsolete inventories was recorded by the Company.

NOTE 4 - LAND USE RIGHTS

In 2006, the Company obtained a fifty-year land use right on 112,442 square meters of land in the Nanjing Jiangning Economic and Technological Development Zone.

Land use rights at December 31, 2008 and 2007 consisted of the following:

	2008	2007
Land use rights	$3,068,813	$2,867,991
Less: accumulated amortization	(214,305)	(138,808)
Land use rights, net	$2,854,508	$2,729,183

Amortization expense was $64,634 and $59,038 for the years ended December 31, 2008 and 2007, respectively. Estimated amortization expense is approximately $65,000 per year for each of the next 5 years.

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31 2008 and 2007:

	2008	2007
Property and plant	$12,065,223	$11,358,142
Equipment and machinery	3,588,705	3,128,928
Office equipment and furniture	410,710	208,327
Motor vehicles	234,971	165,393
	16,299,609	14,860,790
Less: accumulated depreciation	3,805,157	2,719,887
Property and equipment, net	$12,494,452	$12,140,903

Depreciation expense was $945,745 and $817,056 for the years ended December 31, 2008 and 2007, respectively. For the year ended December 31, 2007, $124,808 of interest was capitalized into construction in progress which was subsequently transferred to property and plant when construction was completed.

NOTE 6 - OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2008 and 2007 consisted of the following:

	2008	2007
Building construction costs payable	$633,725	$390,207
Accrued professional fees	224,985	252,495
Accrued wages and welfare	553,690	337,995
Other payables	271,577	88,985
Total other payables and accrued liabilities	$1,683,977	$1,069,682

NOTE 7 - BANK LOANS

Bank loans represent amounts due to various banks and are due on demand or normally within one year. These loans generally can be renewed with the banks. Short term bank loans consisted of the following:
	2008	2007
Bank loan, interest rate at 0.60225% per month,
due February 9, 2009, paid in full, January and February 2009	$5,809,320	$-
Bank loan, interest rate at 0.48825% per month,
due December 8, 2009	733,500	-
Bank loan, interest rate at 0.5442% per month,
due February 9, 2008; paid in full, January 2008.	-	1,371,000
Bank loan, interest rate at 0.58482% per month,
due May 11, 2008; paid in full ,February 2008	-	685,500
Bank loan, interest rate at 0.58482% per month,
due June 2, 2008; paid in full, May 2008	-	1,371,000
Bank loan, interest rate at 0.58482% per month,
due June 12, 2008; paid in full June 2008	-	1,371,000
Total bank loans	$6,542,820	$4,798,500

On July 31, 2008, Goldenway entered into a two-year revolving line of credit agreement with a PRC Bank, which allows Goldenway to borrow up to approximately $7.3 million (RMB50million). These borrowings are guaranteed by Jiangsu Ever-Glory, an entity controlled by Mr. Kang, the Company’s Chief Executive Officer. These borrowings are also collateralized by the 50-year land use right held by Goldenway and the Company’s facilities on that land. As of December 31, 2008, bank loans include approximately $5.8 million borrowed under this agreement. The $5.8 million was repaid in January and February 2009. Also in January and February 2009, Goldenway borrowed approximately $5.9 million under this agreement.

The bank loan for $733,500 is guaranteed by Mr. Kang and collateralized by real properties owned by Mr. Kang and a member of his family.

Total interest expense on bank loans was $327,834 and $237,323 for the years ended December 31, 2008 and 2007, respectively.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

On August 2, 2007, the Company consummated a private placement of $2,000,000 principal amount of 6% secured convertible notes with five-year common stock warrants to six accredited investors.  Financing cost of $242,520 was paid out of the gross proceeds.  Pursuant to APB 21, financing cost is amortized over the life of the notes to interest expense using the effective interest method. The Company amortized $191,995 and $50,525 of financing costs in interest expense for the years ended December 31, 2008 and 2007, respectively.

The secured convertible notes had a due date of August 2, 2009 and were originally convertible into 9,090,909 shares of common stock of the Company at a conversion price of $0.22 per share. In November 2007, a 10:1 reverse stock split was made effective on the Company’s common stock. Accordingly, the number of shares of common stock convertible from the notes was adjusted to 909,091 at a conversion price of $2.20 per share.

The Company issued warrants to the investors in the note financing, for the purchase of up to a total of 909,091 shares of common stock at an exercise price of $3.20. The warrants are exercisable through September 29, 2013. As of December 31, 2008, 68,636 shares of common stock had been issued upon the exercise of warrants.

The Company accounted for the secured convertible notes under Emerging Issues Task Force Issue 00-27, ‘‘Application of Issue 98-5 to Certain Convertible Instruments’’(“EITF00-27”).   Based on EITF 00-27, the Company determined that the convertible notes contained a beneficial conversion feature because at August 2, 2007 (date of issue), the effective conversion price of the convertible notes was $1.10 when the market value per share was $2.70. In accodance with EITF 00-27 the Company allocated the proceeds received in the private placement to the beneficial conversion feature and the warrants on a relative fair value basis

Accordingly the Company recorded a discount on the note related to the intrinsic value of the beneficial conversion feature totaling $943,797 and $1,056,203 for the fair value of the warrants issued. The fair value of the warrants was calculated using the Binomial model with the following assumptions: (i) risk-free interest rate of 4.62%; (ii) expected life (in years) of 6; (iii) expected volatility of 112%; (iv) expected dividend yield of 0.00%; and (v) market value of $2.70 per share. The discount on the notes payable was being amortized using the effective interest method over 2 years. Amortization of discount of $25,503 was recorded to interest expense in 2007.

The secured convertible notes bore interest at 6% per annum payable in arrears on the last business day of each calendar quarter thereafter and on the maturity date. $58,659 and $49,972 was recorded as interest expense for the years ended December 31, 2008 and 2007, respectively.

During 2008, the note holders converted the total principal of $2,000,000 plus accrued interest of $33,059 into 922,554 shares of common stock of the Company. Accordingly the Company amortized the remaining discount of $1,974,497 as interest expense for the year ended December 31, 2008.

On January 4, 2008, the Company issued 72,728 warrants with an exercise price of $3.20 per share (“Warrants”) for services in connection with the debt financing. The Warrants expire January 4, 2011. The warrants were valued at $130,082 using the Black Scholes Model, which was charged to expense in 2008.

NOTE 9 - INCOME TAX

Pre-tax income for the years ended December 31 2008 and 2007 was taxable in the following

	2008	1007
PRC	$7,408,479	$7,996,979
Others	(2,761,745)	(979,048)
	$4,646,734	$7,017,931

Ever-Glory was incorporated in the U.S. and has incurred net operating losses for income tax purposes for 2008 and 2007. As of December 31, 2008, the net operating loss carry forward for U.S. income taxes was approximately $747,000 which may be available to reduce future years’ taxable income. These net operating loss carry forwards will expire, if not utilized, through 2028. Management believes that the realization of the benefits from these losses is uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. The valuation allowance at December 31, 2008 was approximately $254,000.

Perfect Dream was incorporated in the British Virgin Islands and under the current laws of the British Virgin Islands, is not subject to tax on income or on capital.

The Company’s subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (“the Income Tax Laws”).

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the old laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).

The key changes are:

a.	The new standard EIT rate of 25% replaces the 33% rate applicable to both DES and FIEs, except for High Tech companies that pay a reduced rate of 15%;

b.
Companies established before March 16, 2007 continue to enjoy tax holiday treatment approved by local governments for a grace period of either the next 5 years, or until the tax holiday term is completed, whichever is sooner.

The Company and its subsidiaries, except for LA GO GO, were established before March 16, 2007 and therefore are qualified to continue to avail of the reduced tax rate as described above.

Upon approval by the PRC tax authorities, FIEs' scheduled to operate for a period of 10 years or more and engaged in manufacturing and production may by exempt from income taxes for two years, commencing with their first profitable year of operations, after taking into account any losses brought forward from prior years, and thereafter with a 50% reduction for the subsequent three years.

In 2007, Goldenway’s income tax rate was 12% , and in 2008, Goldenway’s income tax rate was 25%.

New-Tailun and Catch-Luck were approved as wholly foreign-owned enterprises in 2006 and are entitled to income tax exemptions in 2006 and 2007. Accordingly in 2007, no income tax expense was recorded by New-Tailun and Catch-Luck as these entities were entitled to full exemption from income tax. For 2008, 2009 and 2010, New-Tailun and Catch-Luck are entitled to a 50% reduction to the income tax rate of 25%. Therefore these two subsidiaries are taxed at 12.5% for these three years.

LA GO GO was established on January 24, 2008, and its income tax rate is 25%.

Income tax expense was $1,091,006 and $252,682 for the years ended December 31, 2008 and 2007, respectively.

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the years ended December 31, 2008 and 2007:

	2008	2007
PRC Statutory Rate	25.0%	33.0%
Income tax exemption	(12.8)	(29.4)
Other	2.5	-
Effective income tax rate	14.7%	3.6%

Income tax expense for the years ended December 31,2008 and 2007 is as follows:

	2008	2007

Current	$1,012,388	$252,682
Deferred	78,618	-
Income tax expense	$1,091,006	$252,682

At December 31,2008, deferred tax liabilities are from temporary differences relating to sales and purchase invoices, which, for PRC tax purposes are recorded upon issuance of invoices and are recorded upon delivery or shipment for book purposes.

NOTE 10 - EARNINGS PER SHARE

Basic and diluted earnings per share for 2008 and 2007 were calculated as follows:
	2008	2007
Net income	$3,559,791	$6,765,249
Add: interest expense related to convertible notes		75,474
Adjusted net income for calculating EPS-diluted	$3,559,791	$6,840,723

Weighted average number of common shares- Basic	11,895,048	6,865,482
Contingently issuable shares for Catch Luck acquisition	1,594,721
Convertible notes		378,580
Weighted average number of common shares- Diluted	13,489,769	7,244,062

Earnings per share - basic	$0.30	$0.99
Earnings per share –diluted	0.26	0.94

As of December 31, 2008, the Company excluded 913,182 warrants outstanding from diluted earnings per share because the exercise price of $3.20 exceeded the average trading price of $3.17 for the year ended December 31, 2008, making these warrant anti-dilutive. As of December 31, 2007, the Company excluded all 909,091 warrants outstanding from diluted earnings per share because the exercise price of $3.20 exceeded the average trading price of $2.86 for the year ended December 31, 2007, making these warrant anti-dilutive.

NOTE 11 - STOCKHOLDERS’ EQUITY

Stock Issued for Acquisitions of entities under Common Control

In September 2007, the Company issued 2,083,333 shares of restricted common stock to a related company as part of the consideration for the acquisition of New-Tailun.

In September 2007, the Company issued 1,307,693 shares of restricted common stock to a related company as part of the consideration for the acquisition of Catch-Luck.

Conversion of Convertible Notes to Common Stock

During 2008, convertible notes and accrued interest expense totaling $2,033,059 was converted into 922,554 shares of common stock.

Stock Issued to Independent Directors

On September 2, 2008, the Company issued 3,068 shares of common stock to the Company’s three independent directors as compensation for their services in the first and second quarters of 2008. The shares were valued at $4.19 per share, being the average market price of the common stock for the five days before June 30, 2008.

Statutory Reserve

Subsidiaries incorporated in China are required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital.  Appropriations to the statutory public welfare fund are at 10% of the after tax net income determined in accordance with PRC GAAP. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. Effective January 1, 2006, the Company is only required to contribute to one statutory reserve fund at 10% of net income after tax per annum, such contributions not to exceed 50% of the respective companies’ registered capital.

As of December 31, 2008, New-Tailun and Catch-Luck had fulfilled the 50% statutory reserve contribution requirement; therefore no further transfers are required for those entities. Goldenway and LA GO GO did not generate net income in 2008, therefore, contribution to the reserve is not required.

As of December 31, 2008 and 2007, the Company recorded $3,437,379 and $3,437,379, respectively, in the statutory reserve.

Warrants

Following is a summary of the warrant activity:

Number of Shares
Outstanding as of January 1, 2007	-
Granted	909,091
Forfeited	-
Exercised	-
Outstanding as of December 31, 2007	909,091
Granted	72,728
Forfeited	-
Exercised	(68,636)
Outstanding as of December 31, 2008	913,183

Following is a summary of the status of warrants outstanding and exercisable at December 31, 2008 and 2007:

2008			2007
Exercise Price	Number of Shares	Average Remaining Contractual Life	Average Exercise Price	Number of Shares	Average Remaining Contractual Life
$3.20	840,455	4.43	$3.20	909,091	5.43
$3.20	72,728	2.01
Total	913,183			909,091

NOTE 12 - RELATED PARTY TRANSACTIONS

All transactions associated with the following companies controlled by Mr. Kang and Ever-Glory Hong Kong are considered to be related party transactions. All related party outstanding balances are short-term in nature and are expected to be settled in cash.

Sales and Cost of Sales to Related Parties

The Company sells products to Nanjing High-Tech Knitting & Weaving Technology Development Co., Ltd (“Nanjing Knitting”), a company controlled by Ever-Glory Hong Kong.

Sales and related cost of sales in connection with Nanjing Knitting was $681,167 and $621,103 for the year ended December 31, 2008 and $1,155,998 and $995,398 for the year ended December 31, 2007, respectively.

Purchases from, and Sub-contracts with Related Parties

The Company purchases raw materials from Nanjing Knitting. Raw materials totaling $1,828,661 and $446,561 during 2008 and 2007, respectively.

In addition, the Company sub-contracted certain manufacturing work to related companies totaling $1,327,965 and $4,048,689 for the years ended December 31, 2008 and 2007, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Ever-Glory Enterprises (Chuzhou) Co., Ltd	$-	$2,802,874
Nanjing High-Tech Knitting & Weaving Technology Development Co., Ltd	706,201	268,743
Kunshan Enjin Fashion Co., Ltd.	-	503,498
Nanjing Ever-Kyowa Garment Washing Co., Ltd.,	621,764	228,903
Nanjing Jiangning Shangfang Garments Manufacturing Co., Ltd.		244,671
Total	$1,327,965	$4,048,689

Accounts Receivable – Related Parties

Accounts receivable from related parties was $158,235 for products sold and sub-contracting services provided for the year ended December 31, 2007.

Accounts Payable – Related Parties

The Company purchases raw materials from and subcontracts some of its production to related parties. Accounts payable to Kunshan Enjin Fashion Co., Ltd. a company controlled by the Company’s Chief Executive Officer was $245,589 at December 31, 2007,

Amounts Due From Related Party

Jiangsu Ever-Glory International Group Corp., (“Jiangsu Ever-Glory”) is an entity engaged in importing and exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by the Company’s Chief Executive Officer. Because of restrictions on its ability to directly import and export products, the Company utilizes Jiangsu Ever-Glory as its agent, to assist the Company with its import and export transactions and its international transportation projects. Import transactions primarily consist of purchases of raw materials and accessories designated by the Company’s customers for use in garment manufacture. Export transactions consist of the Company’s sales to foreign markets such as Japan, Europe and the United States. As the Company’s agent, Jiangsu Ever-Glory’s responsibilities include managing customs, inspection, transportation, insurance and collections on behalf of the Company. Jiangsu Ever-Glory also manages transactions denominated in currencies other than the Chinese RMB at rates of exchange agreed between the Company and Jiangsu Ever-Glory and based upon rates of exchange quoted by the People’s Bank of China. In return for these services, Jiangsu Ever-Glory charges the Company a fee of approximately 3% of export sales.  For import transactions, the Company may make advance payments, through Jiangsu Ever-Glory, for the raw material purchases, or Jiangsu Ever-Glory may make advance payments on the Company’s behalf. For export transactions, accounts receivable for export sales are remitted by the Company’s customers through Jiangsu Ever-Glory, who forwards the payments to the Company. The Company and Jiangsu Ever-Glory have agreed that balances from import and export transactions may be offset.  Amounts due to (from) Jiangsu Ever-Glory are typically settled within 60-90 days. Interest of 0.5% is charged on net amounts due at each month end. Interest income for the years ended December 31, 2008 and 2007 was $217,181 and $165,201 respectively. Following is a summary of import and export transactions for the years ended December 31, 2008 and 2007:

	Accounts Receivable	Accounts Payable	Net
As of January 1,2008	$12,764,043	$10,196,003	$2,568,040
Sales/Purchase	93,965,893	55,749,209
Payment Received/Made	88,791,655	59,572,505
As of December 31,2008	$17,938,281	$6,372,707	$11,565,574

Approximately 80% of the receivable balance at December 31, 2008 was settled by March 20, 2009.

Other Payables – Related Party

As of December 31, 2008 and 2007, other payables due to Ever-Glory Hong Kong were $754,589 and $650,000, respectively.

As of December 31, 2008, $200,000 was due for the purchase of Catch-Luck and $554,589 was due for legal and professional fees paid by Ever-Glory Hong Kong on behalf of the Company.

As of December 31, 2007, $600,000 was due for the purchase of Catch-Luck and $50,000 was due for legal and professional fees paid by Ever-Glory Hong Kong on behalf of the Company.

Long-Term Liability – Related Party

As of December 31, 2008 and 2007 the Company owed $2,660,085 and $4,474,985, respectively to Blue Power Holdings Limited., a company controlled by the Company’s Chief Executive Officer. Interest is charged at 6% per annum on the amounts due. The loans are due between July 2010 and April 2011. For years ended December 31,2008 and 2007, the Company incurred interest expense of $175,100 and $236,459, respectively. The accrued interest is included in the carrying amount of the loan in the accompanying balance sheets. On June 26, 2008, the Company repaid $1,990,000 to Blue Power Holdings Limited.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Capital Commitment

According to the Articles of Association of Goldenway, Goldenway has to fulfill its registered capital requirements of $17,487,894 within three years from February 2, 2005. As of December 31, 2008, the Company had fulfilled $5,630,000 of its registered capital requirements and had a registered capital commitment of $11,857,894 which was payable by February 1, 2008. In July 2008, the Company obtained an extension to April 25, 2009 to fulfill the remaining capital contribution requirement of $11,857,894. Management expects to apply for a further extension through December 31,2009. Management doesn’t expect this requirement to have an impact on the Company’s financial position or results of operations

Operating Lease Commitment

The Company leases factory and office space from Jiangsu Ever-Glory International Group Corp. under an operating lease which expired on December 31, 2007 at an annual rental of $26,256, and an operating lease which expires on December 31, 2009 at an annual rental of $50,452. Accordingly, for the period ended December 31, 2008 and 2007, the Company recognized rental expense in the amounts of $50,452 and $26,256, respectively. The outstanding commitments of this non-cancelable lease were $50,452 as of December 31, 2008.

The Company leases retail space, warehouse and office facilities under operating leases expiring on various dates through 2013.  The majority of the Company’s retail leases are for twelve-month periods and provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a rent liability in the consolidated balance sheets and the corresponding rent expense when management determines that achieving the specified levels during the fiscal year is probable.  Future minimum lease payments for leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

Year ending December 31,

2009	$196,100
2010	138,200
2011	33,900
2012	4,100
2013	2,000
$374,300

Rent expense for the year ended December 31, 2008 was approximately $1,500,400,.

Legal Proceedings

The Company was named as a defendant in an action pending in the U.S. District Court for the Northern District of Ohio. The action was filed on February 22, 2006 by Plaintiff Douglas G. Furth. The other principal parties are named defendants John Zanic, Wilson-Davis & Co., and Godwin, Pappas, Longley & Ronquillo, LLP. The action alleges, inter alia,  that the Company breached an agreement with the plaintiff under which it had promised to provide plaintiff 1,000,000 shares of the Company's common stock in exchange for certain assistance in marketing and financial public relations services. The action sought an award of damages in excess of $75,000. The Company denied that it was a party to such an agreement, that it breached the agreement or that it was otherwise liable.  After vigorously defending this action, the complaint was voluntarily dismissed by the Plaintiff without prejudice by the court. In May 2007, Plaintiff Douglas G. Furth filed a Second Amended Complaint asserting claims against the Company and other principal parties. The Company denied all the claims and filed responses and objections to the Plaintiff and asked for dismissal without prejudice by the plaintiff.  No payment was made to the plaintiff.  On November 29, 2007, the Company made a motion to dismiss the action for lack of personal jurisdiction. On February 2, 2009, the motion for summary judgment was granted by the court.  The plaintiff agreed by way of settlement not to appeal the Court’s grant of summary judgment in favor of the Company.  The matter is now concluded.

NOTE14 - CONCENTRATIONS AND RISKS

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China and Hong Kong. Total cash deposited with these banks at December 31, 2008 and December 31, 2007 amounted to $1,396,312 and $625,947, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Sales to our largest wholesale customer represented approximately 29% and 31% of total sales and represented approximately 2.45% and 23.19% of accounts receivable as of December 31, 2008 and 2007, respectively. No other customrs accounted for more than 10% of total sales in 2008 and 2007.

The Company did not rely on any single raw material supplier during 2008 and 2007.

For the wholesale business, during 2008 and 2007, the Company relied on one manufacturer for 21% and 12% of purchased finished goods. For the retail business, during 2008 the Company relied on two manufacturers for 29% of purchased finished goods.

The following is geographic information of the Company’s revenue for the year ended December 31:
	2008	2007
The People’s Republic of China	$11,131,323	$4,590,798
Europe	52,855,580	40,308,166
Japan	16,579,037	10,956,030
United States	16,905,742	14,480,389
Total	$97,471,682	$70,335,383

NOTE15- SEGMENTS

The Company set up a new retail segment and realigned its management and segment reporting structure effective January 1, 2008. The new retail segment and operating activity arose in 2008 and did not change the composition of the wholesale segment or previously reported amounts. The segment data presented reflects this new segment structure. The Company reports financial and operating information in the following two segments for 2008:

(a)  Wholesale segment
(b)  Retail segment

The Company also provides general corporate services to its segments and these costs are reported as "Corporate and others."

	Wholesale segment	Retail segment	Corporate and others	Total
December 31, 2008
Segment profit or loss:
Net revenue from external customers	$93,284,480	$3,506,035	$-	$96,790,515
Net revenue from related parties	$681,167			$681,167
Income from operations	$7,789,642	$(14,705)	$(229,877)	$7,545,060
Interest income	$222,368	$4,608	$114	$227,090
Interest expense	$327,834		$2,530,334	$2,858,168
Depreciation and amortization	$783,621	$4,077		$787,698
Income tax expense	$1,091,006			$1,091,006
Segment assets:
Additions to property, plant and equipment	$462,691	$68,073		$530,764
Total assets	$41,340,062	$4,240,453	$40,199,256	$85,779,771

The reconciliations of segment information to the Company’s consolidated totals were as follows:

	December 31, 2008
Revenues:
Total reportable segments	$97,471,682
Elimination of intersegment revenues	-
Total consolidated	$97,471,682
Income (loss) from operations:
Total segments	$7,545,060
Elimination of intersegment profits	-
Total consolidated	$7,545,060
Total assets:
Total segments	$85,779,771
Elimination of intersegment receivables	(41,498,862)
Total consolidated	$44,280,909

In 2007 the Company operates in a single segment.

NOTE 16 - SUBSEQUENT EVENTS

“Ever-Glory International Group Apparel Inc.”(“Ever-Glory Apparel”) a wholly owned subsidiary of Goldenway, was incorporated in the PRC on Jan 6, 2009.  Goldenway invested approximately $733,500 (RMB 5.0 million) in cash. Ever-Glory Apparel is principally engaged in the import and export of apparel, fabric and accessories. Upon receipt of the necessary licenses and approval from the PRC government, Ever-Glory Apparel is expected to be the Company’s primary import and export agent.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Change in 2008

On December 29, 2008, the Audit Committee of the Company’s Board of Directors with the approval of the Board of Directors, dismissed Moore Stephens Wurth Frazer and Torbet, LLP (“Moore Stephens”).  Moore Stephens was the independent auditor for the Company from November 15, 2007 until December 29, 2008. None of Moore Stephens’s reports on our consolidated financial statements during such period contained an adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with Moore Stephens on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Moore Stephens, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.  There were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K occurred during the period in which Moore Stephens served as the Company’s independent auditor.

On December 29, 2008 (“Engagement Date”), the Audit Committee, with the approval of the Board of Directors, engaged GHP Horwath P.C. (“GHP Horwath”) as our independent auditor. Prior to the Engagement Date: (1) neither we nor anyone on its behalf consulted GHP Horwath regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; and neither a written report nor oral advice was provided to the Company by GHP Horwath that they concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; and (2) neither we nor anyone on its behalf consulted GHP Horwath regarding any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable events set forth in Item 304(a)(1)(v) of Regulation S-K.

Change in 2007

Effective December 12, 2007, as approved by our Board of Directors, we dismissed Jimmy C.H. Cheung (“Cheung & Co.”) as our independent auditors.  Cheung & Co. served as our independent auditors for the fiscal years ended December 31, 2006 and December 31, 2005, and the interim periods since the quarter ended September 30, 2005.  Cheung & Co.’s reports on our financial statements for the fiscal years ended December 31, 2006 and December 31, 2005 (the “Reports”) did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

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

On December 12, 2007, we engaged Moore Stephens as our independent accounting firm.  This action was also approved by our Board of Directors.  During our two most recent fiscal years and any subsequent interim period prior to the engagement of Moore Stephens, neither we nor anyone on our behalf consulted with Moore Stephens regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was the subject of a “disagreement” or a “reportable event.”

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”)  is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2008, the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

☐	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

☐
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

☐
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

Our management including our Chief Executive Officer and our Chief Financial Officer has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework ..

Based on such assessment, they have concluded that as of December 31, 2008, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

Indebtedness of Goldenway

Revolving Line of Credit

On July 31, 2008, Goldenway entered into a two-year revolving line of credit agreement (“Revolving Line of Credit”) with Nanjing Bank, a PRC Bank, which allows Goldenway to borrow up to RMB 50 million (approximately USD7.3 million) at an interest rate of 0.60225% per month or 7.227% per year.  It shall be used solely for working capital purposes.  The Revolving Line of Credit are guaranteed by Jiangsu Eve-Glory, an entity controlled by Mr. Kang, our Chief Executive Officer, pursuant to certain guaranty agreement and also collateralized by the 50-year land use right of Goldenway and the facilities on that land pursuant to certain mortgage agreement. We did not pay any fee to Mr. Kang or Jiangsu Eve-Glory for such security. Goldenway may not pay back the loan under this Revolving Line of Credit before the maturity date without Nanjing Bank’s prior consent.  The Revolving Line of Credit is subject to, among other things, certain conditions as follows:

•	The use of the proceeds of the Loan shall be for working capital only;
•	Goldenway shall repay the principle and interest when due in compliance with the repayment schedule of the Revolving Line of Credit Agreement;
•	Goldenway shall faithfully disclose its banking information and balance of the revolving line of credit to the Nanjing Bank;
•	The Nanjing Bank is entitled to inspect Goldenway’s business, credit and financial condition from time to time.

As of December 31, 2008, Goldenway borrowed approximately $5.8 million under this Revolving Line of Credit. The $5.8 million was repaid in January and February of 2009. Also in January and February 2009 Goldenway borrowed approximately $5.9 million under this Revolving Line of Credit which is currently outstanding.

November Loan

On November 19, 2008, Goldenway entered into a loan agreement with Nanjing Branch of China Merchant Bank for a working capital loan (the “November Loan”). The November Loan has a one-year term from December 8, 2008 to December 8, 2009 for a principal amount of RMB 5 million (approximately USD $735,000) at an interest rate of 0.48825% per month or 5.859% per annum.  It shall be used solely for working capital purposes.  The November Loan is personally guaranteed by our Chief Executive and Chairman of the Board, Mr. Yihua Kang pursuant to an irrevocable guaranty agreement.  Mr. Yihua Kang will be jointly and severably liable for the total amount of the November Loan if we default on the payments.  In addition, Mr. Yihua Kang and his son, Mr. Huake Kang, provided security for the Loan by mortgaging certain real estate they own, the total value of which are RMB 5 million pursuant to certain mortgage agreements.  We did not pay any fee to Mr. Kang nor Mr. Huake Kang for such security. Goldenway may not pay back the November Loan before the maturity date without the Nanjing Branch of China Merchant Bank’s prior consent. The Loan is subject to, among other things, certain conditions as follows:

•	The use of the proceeds of the November Loan shall be for working capital only;
•	Goldenway shall repay the principle and interest when due in compliance with the repayment schedule of the November Loan Agreement;
•	Goldenway shall faithfully disclose its banking information and balance of the November Loan to the Nanjing Branch of China Merchant Bank;
•	The Nanjing Branch of China Merchant Bank is entitled to inspect Goldenway’s business, credit and financial condition from time to time.

PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Departure and Appointment of Directors

Departure of Director

Effective March 14, 2008, Ning Li and Ru Qin Wei each voluntarily resigned as directors on the Board of Directors of the Company. Effective March 26, 2008, Ms. Yan Guo voluntarily resigned as director on the Board of Directors of the Company. The decision by each of these directors to resign from their positions was not the result of any material disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Ms. Guo is presently the Chief Financial Officer and Corporate Secretary of the Company, and will continue to serve in this position.

Appointment of Independent Director

Effective March 14, 2008, the Board of Directors of the Company appointed Mr. Bennet P. Tchaikovsky and Mr. Changyu Qi to fill the vacancies created by the resignations of Mr. Li and Mr. Wei. Effective March 26, 2008, the Board of directors of the Company appointed Mr. Zhixue Zhang to fill the vacancy created by the resignation of Ms.Yan Guo. Based upon information submitted to the Board by Mr. Tchaikovsky, Mr. Qi and Mr. Zhang, the Board of Directors has determined that they are each “independent” under the NYSE Amex Company Guide. None of the three appointees has participated in the preparation of the Company’s financial statements or any current subsidiary at any time during the past three years, and each of them are able to read and understand fundamental financial statements.

Management

The following table includes the names, positions held, and ages of our current executive officers and directors as of December 31, 2008:

Name	Age	Position	Held Position Since

Edward Yihua Kang	45	Chief Executive Officer, President, and Director	2005
Jiajun Sun(3)	35	Chief Operating Officer and Director	2005
Yan Guo	31	Chief Financial Officer and Secretary	2005
Bennet P. Tchaikovsky (1)(2)	39	Director	2008
Changyu Qi (1)(2)	63	Director	2008
Zhixue Zhang (1)(2)	41	Director	2008
 _________________
(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Mr. Sun was appointed as a director to our Board of Directors in 2005.

Each director will hold office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Edward Yihua Kang has served as our President and Chief Executive Officer and as the Chairman of our Board of Directors, since 2005. From December 1993 to January 2008, Mr. Kang served as the President and Chairman of the Board of Directors of Goldenway. Mr. Kang has extensive worldwide managerial and operational experience focusing upon business development and strategic planning. Mr. Kang formerly was the Senior lecturer of the Management College, Nanjing Aeronautics and Astronautics University, and the Vice General Manager of the Import and Export Department of Nanjing Shenda Company. Mr. Kang earned a MS degree from Peking University, a Bachelor’s degree in Management from Beijing Aeronautics and Astronautics University and a Bachelor’s degree in Engineering from Nanjing Aeronautics and Astronautics University.

Jiajun Sun has served as our Chief Operating Officer and a member of our Board of Directors since 2005. Mr. Sun also has served as a member of the Board of Directors of Goldenway since 2000 and as a member of the Board of Directors of New-Tailun since 2006. From July 1996 to November 2002, Mr. Sun was the General Manager of International Trade Department at Goldenway. Mr. Sun has more than 8 years experience in import and export in the textile industry. Mr. Sun earned his bachelor’s degree from the Wuhan Textile Industry Institute.

Yan Guo has served as our Chief Financial Officer since 2005, and was appointed as Corporate Secretary on May 26, 2008. From August 1, 2007 to March 26, 2008 Ms. Guo was a member of the Board of Director. From July 1999 to 2004, Ms. Guo was the Section Chief of the Financial and Accounting Department of Goldenway. Ms. Guo earned her bachelor’s degree in Accounting from the Nanjing Audit Institute.

Bennet P. Tchaikovsky is a member of our Board of Directors, and serves as chairman of our Audit Committee and a member of the Compensation Committee. Since December 2008, Mr. Tchaikovsky has been a member of the board of directors of Sino Clean Energy, an OTCBB company in the alternative fuel industry in the People’s Republic of China, as chairman of the audit committee and member of the compensation and nominating committees. Since May 2008, Mr. Tchaikovsky has served as the Chief Financial Officer for Skystar Bio-Pharmacetical Company, an OTCBB listed company that provides veterinary medicines and medicines for livestock in the People’s Republic of China.  Mr. Tchaikovsky served as the Chief Financial Officer of Innovative Card Technologies from July 2004 to October 2007, an OTCBB listed company that develops and markets secure powered cards for payment, identification, physical and logical access applications.. Mr. Tchaikovsky acted as a consultant to Innovative Card Technologies from November 2007 until July 2008. From January 2003 through November 2003, Mr. Tchaikovsky served as the Vice President, Finance of TJR Industries, Inc., a company that produced trade shows for the woodworking industry. Mr. Tchaikovsky is a licensed Certified Public Accountant and an inactive member of the California State Bar. He received a B.A. in Business Economics from the University of California at Santa Barbara, and a J.D. from Southwestern University School of Law.

Changyu Qi is a member of the Board of Directors, and serves as a member of the Audit Committee and Compensation Committees. Mr. Qi has over 30 years of experience in international trade, and since February 2005, has served as inspector and deputy secretary of the Party Leadership Group of the Jiangsu Provincial Government’s Department of Foreign Trade and Economic Cooperation. In addition, since 2007, Mr. Qi has also served as a director on the Board of Directors of Jiangsu Skyrun International Group, which is a state-owned enterprises focusing on import and export.  He is currently the President of both the Jiangsu Chamber of Commerce for Import & Export Firms and the Jiangsu International Freight Forwarders Association. Mr. Qi received a B.S. in Foreign Trade and Economy from Beijing Foreign Trade University.

Zhixue Zhang was appointed to the Board of Directors in March 2008, and serves on the Audit Committee and as chairman of the Compensation Committee.  Mr. Zhang is a professor of Organizational Management at Peking University, and has held this position since August 2008. Mr. Zhang has over fifteen years of experience in the fields of organizational psychology, management and organizational culture as it relates to conducting business within China and with Chinese businesses. From August 2001 to July 2008, he was the Associate professor at Peking University. From August 2006 to June 2007, he was a Freeman Fellow at the University of Illinois at Urbana-Champaign. From September 2001 to March 2002, he was a visiting scholar at the Kellogg School of Management at Northwestern University. Mr. Zhang holds a Ph.D. from the University of Hong Kong, and a M.Sc. from Beijing Normal University, and a B.Sc. from Henan University.

Family relationship

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

Board Committees

During March 2008, the Board created the Audit Committee and the Compensation Committee and has adopted charters for these committees.  The Board has determined that in its judgment, Mr. Tchaikovsky, Mr. Qi, and Mr. Zhang are independent directors within the meaning of Section 803 of NYSE Amex Company Guide. Accordingly, all of the members of the Audit Committee are independent within the meaning of Section 803 of NYSE Amex Company Guide.

Audit Committee

The Board of Directors adopted and approved a charter for the Audit Committee on March 13, 2008, and the charter was amended on May 26, 2008 and further amended on June 20, 2008. Currently, three directors comprise the Audit Committee: Mr. Tchaikovsky, Mr. Qi and Mr. Zhang. Mr. Tchaikovsky serves as Chairman of the Audit Committee. The members of the Audit Committee are currently “independent directors” as that term is defined in Section 803 of NYSE Amex Company Guide. The Board of Directors has determined that Mr. Tchaikovsky qualifies as an “audit committee financial expert” as defined by the rules of the SEC.

Our Audit Committee is responsible, in accordance with the Audit Committee charter, recommending our independent auditors, and overseeing our audit activities and certain financial matters to protect against improper and unsound practices and to furnish adequate protection to all assets and records.

Our Audit Committee pre-approves all audit and non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chairman when expedition of services is necessary. The independent auditors and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date.

Compensation Committee

The Compensation Committee currently consists of Mr. Tchaikovsky, Mr. Qi and Mr. Zhang. Mr. Zhang  serves as Chairman of the Compensation Committee. The members of the Compensation Committee are currently “independent directors” as that term is defined in Section 803 of NYSE Amex Company Guide.

In accordance with the Compensation Committee’s Charter, the Compensation Committee is responsible for overseeing and, and as appropriate, making recommendations to the Board regarding the annual salaries and other compensation of the Company’s executive officers and general employees and other polices, providing assistance and recommendations with respect to the compensation policies and practices of the Company.

Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires our directors and certain of our officers, as well as persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports with the SEC. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2008, and all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent shareholders were complied with.

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

The Board of Directors and management are currently reviewing our code of business conduct in connection with an overall review of our corporate governance and other policies in light of Section 406 of the Sarbanes-Oxley Act. We will timely disclose any amendments to or waivers of certain provisions of our code of business conduct and ethics as required by the Exchange Act and the rules and regulations of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This compensation discussion and analysis describes the material elements of the compensation awarded to our current executive officers. This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year. In 2008, our Board of Directors and, and now, the Compensation Committee, since its chartering, has overseen and administered our executive compensation program.

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

Determination of Compensation Awards

Our Board of Directors is provided with the primary authority to determine the compensation awards available to our executive officers. To aid the Board of Directors in making its determination for the last fiscal year, our current senior management provided recommendations to the Compensation Committee regarding the compensation of all executive officers.

Compensation Benchmarking and Peer Group

Our Board of Directors did not rely on any consultants or utilize any peer company comparisons or benchmarking in 2008 in setting executive compensation. However, our management has considered competitive market practices by reviewing publicly available information relating to compensation of executive officers at other comparable companies in the apparel industry in China in making its recommendations to our Board of Directors regarding our executives’ compensation for fiscal year 2008. As our company evolves, we expect to take steps, including the utilization of peer company comparisons and/or hiring of compensation consultants, to ensure that the Board has a comprehensive picture of the compensation paid to our executives and with a goal toward total direct compensation for our executives that are on a par with the median total direct compensation paid to executives in peer companies if annually established target levels of performance at the company and business segment level are achieved.

Elements of Compensation

Presently, we compensate our executives with only a base salary. We do not pay any compensation to our executive officers in the form of discretionary annual cash performance-based incentives, long-term incentive plan awards or perquisites and other compensation, although our Board of Directors may recommend and institute such forms of compensation in the future.

Base Salaries

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of our employees, including our named executive officers. All of our named executive officers, including our Chief Executive Officer, are subject to employment agreements, and accordingly each of their compensation has been determined as set forth in their respective agreement. When establishing base salaries for 2008, subject to the provisions of each person's employment agreement, our Board and management considered a number of factors, including the seniority of the individual, the functional role of the position, the level of the individual's responsibility, the ability to replace the individual, the base salary of the individual at their prior employment and the number of well qualified candidates to assume the individual's role.

Discretionary Annual Cash Performance-Based Incentives

In 2008, we did not pay any compensation in the form of discretionary annual cash performance-based incentives or other forms of bonuses to our Chief Executive Officer and each other named executive officer. Our Compensation Committee may, however, recommend such bonuses in the future.

Long-Term Incentive Plan Awards

We currently do not have an equity incentive plan, and no separate stock awards or stock option grants were made to any of the named executive officers during the fiscal year ended December 31, 2008. No stock options were held by the named executive officers as of December 31, 2008.

Perquisites and Other Compensation

We do not have any retirement or pension plans in place for any of our named executives. Our named executive officers are eligible for group medical benefits that are generally available to and on the same terms as our other employees.

Management’s Role in the Compensation-Setting Process

Our management plays a role in our compensation-setting process. We believe this input from management to the Compensation Committee is needed in order for the committee to evaluate the performance of our officers, recommend business performance targets and objectives, and recommend compensation levels. Our management may from time to time, make recommendations to our Board of Directors regarding executive compensation. During this process, management may be asked to provide the board with their evaluation of the executive officers’ performances, the background information regarding our strategic financial and operational objectives, and compensation recommendations as to the executive officers.

Summary Compensation Table for Fiscal Year 2008, 2007 and 2006

The following table sets forth information for the fiscal year ended December 31, 2008, 2007 and 2006 concerning the compensation paid and awarded to all individuals serving as (a) our Chief Executive Officer and Chief Financial Officer (b) the three most highly compensated Executive Officers (other than our Chief Executive Officer and Chief Financial Officer) of ours and our subsidiaries at the end of our fiscal year ended December 31, 2008, 2007 and 2006 whose total compensation exceeded $100,000 for these periods, and (c) two additional individuals for whom disclosure would have been provided pursuant to (b) except that they were not serving as executive officers at the end of our fiscal year ended June 30, 2008. These individuals may be collectively referred to in this report as our “Named Executive Officers.”

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Kang Yihua
Chairman of the
Board, Chief	2008	25,824	—	—	—	—	—	—	25,824
Executive Officer	2007	19,830	—	—	—	—	—	—	19,830
and President	2006	12,675	—	—	—	—	—	—	12,675

Guo Yan
Chief Financial	2008	3161	11,527	—	—	—	—	—	14,688
Officer and	2007	2,805	—	—	—	—	—	—	2,805
Director	2006	2,408	—	—	—	—	—	—	2,408

(1)
All compensation is paid in Chinese RMB. For reporting purposes, the amounts in the table above have been converted to U.S. Dollars at the conversion rate of  7.81 RMB,  7.60 RMB] and 6.94 RMB to one  for year 2006, 2007 and 2008 respectively. The officers listed in this table received no other form of compensation in the years shown, other than the salary set forth in this table.

Other Compensation

Other than as described above, there were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the executive officers during the year ended December 31, 2008. We do not have any retirement, pension, or profit-sharing programs for the benefit of our directors, officers or other employees. The Board of Directors may recommend adoption of one or more such programs in the future.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

The Company entered into an employment agreement with Edward Yihua Kang on November 1, 2005 pursuant to which Mr. Kang was appointed as the Chief Executive Officer and President of the Company. In determining the compensation to be paid to Mr. Kang, the Board of Directors and the Compensation Committee reviewed the overall performance of the Company and the relative contribution of Mr. Kang in order to arrive at an appropriate compensation level.

The Company entered into an employment agreement with Jiajun Sun on November 1, 2005 pursuant to which Mr. Sun was appointed as the Chief Operating Officer of the Company. In determining the compensation to be paid to Mr. Sun, the Board of Directors and the Compensation Committee reviewed the overall performance of the Company and the relative contribution of Mr. Sun in order to arrive at an appropriate compensation level.

The Company entered into an employment agreement with Ms. Yan Guo on November 1, 2005 pursuant to which Mr. Guo was appointed as the Chief Finance Officer of the Company. In determining the compensation to be paid to Ms. Guo, the Board of Directors and the Compensation Committee reviewed the overall performance of the Company and the relative contribution of Ms. Guo in order to arrive at an appropriate compensation level.

There are no compensatory plans or arrangements, including payments to be received from us, with respect to any director or executive officer of us which would in any way result in payments to any such person because of his resignation, retirement, or other termination of employment with us, any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

There are no compensatory plans or arrangements, including payments to be received from us, with respect to any director or executive officer of us which would in any way result in payments to any such person because of his resignation, retirement, or other termination of employment with us, any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

Director Compensation for Fiscal 2008

The following table reflects all compensation awarded to, earned by or paid to the Company’s directors for the fiscal year ended December 31, 2008. Directors who are also officers do not receive any additional compensation for their services as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Options Awards ($)	Non-Equity Incentive Plan Compensat ion ($)	Non-Qualif ied Deferred Compensat ion Earnings ($)	All Other Compensat ion ($)	Total ($)
Kang Yihua	25,824	—	—	—	—	—	25,824
Sun Jia Jun	28,199	—	—	—	—	—	28,199
Guo Yan	14,688	—	—	—	—	—	14,688
Bennet P. Tchaikovsky	—	27,200	—	—	—	—	27,200
Changyu Qi	—	4,000	—	—	—	—	4,000
Zhixue Zhang	—	3,836	—	—	—	—	3,836

(1)	All compensation was paid in RMB. The amounts in the foregoing table have been converted into U.S. Dollar at the conversion rate of 6.94 RMB to the dollar.
(2)	Mr. Kang received salary during 2008 of $25,824 and total compensation of $25,824 in consideration of his services as our Chief Executive Officer.
(3)	Mr. Sun received salary during 2008 of $28,199 and total compensation of $28,199 in consideration of his services as our Chief Operating Officer.
(4)	On March 14, 2008, the Board approved the following annual compensation for its independent (non-employee) directors, which shall apply for 2008:

Service Description	Amount (in U.S. dollars)

Base Compensation	$3,000
Audit Committee Member	$1,000
Compensation Committee Member	$1,000
Audit Committee Chairman	$3,000
Audit Committee Financial Expert	$26,000

Each director may be appointed to perform multiple functions or serve on multiple committees, and accordingly, may be eligible to receive more than one category of compensation described above. Annual compensation will be paid in the form of a number of shares of the Company’s restricted common stock having an aggregate value equal to the annual compensation, as determined by the average per share closing prices of the Company’s common stock as quoted on the OTCBB or NYSE Amex, as applicable, for the five trading days leading up to and including the last trading date of the quarter following which the shares are to be issued (i.e. when the shares are issued within 30 days following the end of the second quarter, and the fourth quarter when the shares are issued within 30 days following the end of the fourth quarter) of the year for which compensation is being paid.  Compensation, in the form of shares, shall be issued and paid semi-annually, within 30 days following the end of the second quarter (beginning with the second quarter of 2008), and within 30 days after the end of the fourth quarter, of each calendar year.  In addition, the Annual Compensation will be pro rated daily (based on a 360 day year) for any portion of the year during which a director serves.  Independent directors are also eligible for reimbursement of all travel and other reasonable expenses relating to the directors’ attendance of board meetings. In addition, the Company has agreed to reimburse independent directors for reasonable expenses incurred in connection with the performance of duties as a director of the Company.

Outstanding Equity Awards at Fiscal Year-End

None of our executive officers were granted or otherwise received any option, stock or equity incentive plan awards during 2008 and there were no outstanding unexercised options previously awarded to our officers and directors, at the fiscal year end, December 31, 2008.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2009, for each of the following persons:

o	each of our directors and each of the named executive officers in the “Management” section of this Annual Report;
o	all directors and named executive officers as a group; and

o	each person who is known by us to own beneficially five percent or more of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Ever-Glory International Group, Inc. 100 N. Barranca Ave. #810, West Covina, California 91791. The percentage of class beneficially owned set forth below is based on 12,394,652 shares of our common stock outstanding on March 27, 2009.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock (1)	Percent of Class

Executive Officers and Directors
Yi Hua Kang	4,802,315	38.745%
Jia Jun Sun	174,800	1.411%
Yan Guo	-	-
Bennet P. Tchaikovsky	18,694	0.15%
Changyu Qi	2749	0.02%
Zhixue Zhang	2710	0.02%
All Executive Officers and Directors as a Group (six persons)
5% Holders
Ever-Glory Enterprises (H.K.) Ltd. (2)	3,315,406	26.75%
Chestnut Ridge Partners, LP	686,480	5.54%
Xiao Dong Yan (2)	379,240	3.06%

(1)
The percentage of shares beneficially owned is based on 12,394,652 shares of common stock outstanding as of March 27 2009. Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment and dispositive power of the shares.

(2)	Xiao Dong Yan is the director of Ever-Glory Enterprises (H.K.) Ltd. and, as such, may be deemed to be the beneficial owner of the 3,315,406 shares held by Ever-Glory Enterprises (H.K.) Ltd.

Equity Compensation Plan Information

We have not adopted any equity compensation plan as of December 31, 2008.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Mr. Kang is Ever Glory’s Chairman of the Board of Directors and Chief Executive Officer. Ever-Glory Hong Kong is the Company’s major shareholder. All transactions associated with the following companies controlled by Mr. Kang and Ever-Glory Hong Kong are considered to be related party transactions. All related party outstanding balances are short-teRm in nature and are expected to be settled in cash.

Sales and Cost of Sales to Related Parties

The Company sells products to Nanjing High-Tech Knitting & Weaving Technology Development Co., Ltd (“Nanjing Knitting”), a company controlled by Ever-Glory Hong Kong.

Sales and related cost of sales in connection with Nanjing Knitting was $681,167 and $621,103 for the year ended December 31, 2008 and $1,155,998 and $995,398 for the year ended December 31, 2007, respectively.

Purchases from, and Sub-contracts with Related Parties

The Company purchases raw materials from Nanjing Knitting. Raw materials totaling $1,828,661 and $446,561during 2008 and 2007, respectively.

In addition, the Company sub-contracted certain manufacturing work to related companies totaling $1,327,965 and $4,048,689 for the years ended December 31, 2008 and 2007, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Ever-Glory Enterprises (Chuzhou) Co., Ltd	-	$2,802,874
Nanjing High-Tech Knitting & Weaving Technology Development Co., Ltd	$706,201	$268,743
Kunshan Enjin Fashion Co., Ltd.	-	$503,498
Nanjing Ever-Kyowa Garment Washing Co., Ltd.,	$621,764	$228,903
Nanjing Jiangning Shangfang Garments Manufacturing Co., Ltd.		$244,671
Total	$1,327,965	$4,048,689

Accounts Receivable – Related Parties

Accounts receivable from related parties was $158,235 for products sold and sub-contracting services provided for the year ended December 31, 2007.

Accounts Payable – Related Parties

The Company purchases raw materials from and subcontracts some of its production to related parties. Accounts payable to Kunshan Enjin Fashion Co., Ltd. a company controlled by the Company’s Chief Executive Officer was $245,589 at December 31, 2007,

Amounts Due From Related Party

Jiangsu Ever-Glory International Group Corp., (“Jiangsu Ever-Glory”) is an entity engaged in importing and exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by the Company’s Chief Executive Officer. Because of restrictions on its ability to directly import and export products, the Company utilizes Jiangsu Ever-Glory as its agent, to assist the Company with its import and export transactions and its international transportation projects. Import transactions primarily consist of purchases of raw materials and accessories designated by the Company’s customers for use in garment manufacture. Export transactions consist of the Company’s sales to foreign markets such as Japan, Europe and the United States. As the Company’s agent, Jiangsu Ever-Glory’s responsibilities include managing customs, inspection, transportation, insurance and collections on behalf of the Company. Jiangsu Ever-Glory also manages transactions denominated in currencies other than the Chinese RMB at rates of exchange agreed between the Company and Jiangsu Ever-Glory and based upon rates of exchange quoted by the People’s Bank of China. In return for these services, Jiangsu Ever-Glory charges the Company a fee of approximately 3% of export sales.  For import transactions, the Company may make advance payments, through Jiangsu Ever-Glory, for the raw material purchases, or Jiangsu Ever-Glory may make advance payments on the Company’s behalf. For export transactions, accounts receivable for export sales are remitted by the Company’s customers through Jiangsu Ever-Glory, who forwards the payments to the Company. The Company and Jiangsu Ever-Glory have agreed that balances from import and export transactions may be offset.  Amounts due to (from) Jiangsu Ever-Glory are typically settled within 60-90 days. Interest of 0.5% is charged on net amounts due at each month end. Interest income for the years ended December 31, 2008 and 2007 was $217,181 and $165,201 respectively. Following is a summary of import and export transactions for the years ended December 31, 2008 and 2007:

	Accounts Receivable	Accounts Payable	Net
As of January 1,2008	$12,764,043	$10,196,003	$2,568,040
Sales/Purchase	$93,965,893	$55,749,209
Payment Received/Made	$88,791,655	$59,572,505
As of December 31,2008	$17,938,281	$6,372,707	$11,565,574

Approximately 80% of the receivable balance at December 31, 2008 was settled by March 20, 2009.
Other Payables – Related Party

As of December 31, 2008 and 2007, other payables due to Ever-Glory Hong Kong were $754,589 and $650,000, respectively.

As of December 31, 2008, $200,000 was due for the purchase of Catch-Luck and $554,589 was due for legal and professional fees paid by Ever-Glory Hong Kong on behalf of the Company.

As of December 31, 2007, $600,000 was due for the purchase of Catch-Luck and $50,000 was due for legal and professional fees paid by Ever-Glory Hong Kong on behalf of the Company.

Long-Term Liability – Related Party

As of December 31, 2008 and 2007 the Company owed $2,660,085 and $4,474,985, respectively to Blue Power Holdings Limited., a company controlled by the Company’s Chief Executive Officer. Interest is charged at 6% per annum on the amounts due. The loans are due between July 2010 and April 2011. For years ended December 31,2008 and 2007, the Company incurred interest expense of $175,100 and $236,459, respectively. The accrued interest is included in the carrying amount of the loan in the accompanying balance sheets. On June 26, 2008, the Company repaid $1,990,000 to Blue Power Holdings Limited.

On July 31, 2008, Goldenway entered into a two-year revolving line of credit agreement (“Revolving Line of Credit”) with Nanjing Bank, a PRC Bank, which allows Goldenway to borrow up to RMB 50 million (approximately USD7.3 million) at an interest rate of 0.60225% per month or 7.227% per year. It shall be used solely for working capital purposes. The Revolving Line of Credit are guaranteed by Jiangsu Eve-Glory, an entity controlled by Mr. Kang, our Chief Executive Officer, pursuant to certain guaranty agreement and also collateralized by the 50-year land use right of Goldenway and the facilities on that land pursuant to certain mortgage agreement.

On November 19, 2008, Goldenway entered into a loan agreement with Nanjing Branch of China Merchant Bank for a working capital loan (the “November Loan”). The November Loan has a one-year term from December 8, 2008 to December 8, 2009 for a principal amount of RMB 5 million (approximately USD $735,000) at an interest rate of 0.48825% per month or 5.859% per annum.  It shall be used solely for working capital purposes.  The November Loan is personally guaranteed by our Chief Executive and Chairman of the Board, Mr. Yihua Kang pursuant to an irrevocable guaranty agreement.  Mr. Yihua Kang will be jointly and severably liable for the total amount of the November Loan if we default on the payments.  In addition, Mr. Yihua Kang and his son, Mr. Huake Kang, provided security for the Loan by mortgaging certain real estate they own, the total value of which are RMB 5 million pursuant to certain mortgage agreements.  We did not pay any fee to Mr. Kang nor Mr. Huake Kang for such security.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

On December 29, 2008, the Audit Committee of the Board of Directors of the Company, with the approval of the Board of Directors, dismissed Moore Stephens.   Moore Stephens was the independent auditor for the Company for the fiscal years ended December 31, 2007 and served in such capacity from November 15, 2007 until December 29, 2008.   On December 29, 2008, the Audit Committee, with the approval of the Board of Directors, engaged GHP Horwath as the Company’s independent auditor. On December 26, pursuant to the Audit Committee’s Charter, the Audit Committee held a special meeting to discuss the qualification of GHP Horwath as the Company’s independent auditor for the fiscal year ended December 31, 2008 and unanimously agreed to recommend it to the Board of Directors.

Fees for audit services include fees associated with the annual audit and the review of documents filed with the SEC including quarterly reports on Form 10-Q and the Annual Report on Form 10-K. Audit-related fees principally included accounting consultation and information system control reviews.    Tax fees included tax compliance, tax advice and tax planning work.

	2008	2007
Audit fees	$248,000	$233,000
Audit- related fees	-	-
Tax fees	17,300	-
All other fees		-

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULE

a.	(1) Financial Statements
The following consolidated financial statements of Ever-Glory International Group, Inc. are included in Part II, Item 8 of this Report:

Report of GHP Horwath P.C Independent Auditors

Report of Moore Stephens Wurth Frazer and Torbet, LLP, Independent Auditors

Consolidated Balance Sheets at December 31, 2008 and 2007

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007

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

2.4
Agreement for the Purchase and Sale of Stock of Nanjing New-Tailun Garments Co., Ltd. dated November 9, 2006 (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K, filed November 13, 2006).

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

10.21	Capital Contribution Agreement, dated January 9, 2008 (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed January 15, 2008).

10.22	Joint Venture Establishment Agreement, dated January 9, 2008 (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed January 15, 2008).

10.23	Land Development Agreement between Jiangsu Ever-Glory International Group Corp. and Nanjing Goldenway Garment Co., Ltd.

10.24	Lease Agreement between Jiangsu Ever-Glory International Group Co. and Nanjing New-Tailun Garment Co., Ltd.

10.25	Loan Agreement between Goldenway Nanjing Garments Company Limited and China Merchant Bank, Nanjing Branch.

10.26	Irrevocable Guaranty Agreement between China Merchant Bank, Nanjing Branch and Edward Yihua Kang.

10.27	Mortgage Agreement between China Merchant Bank, Nanjing Branch and Edward Yihua Kang.

10.28	Mortgage Agreement between China Merchant Bank, Nanjing Branch and Huake Kang.

16.1	Letter from Jimmy C.H. Cheung & Co., dated January 14, 2008 (incorporated by reference to Exhibit 16.1 of our Amendment No. 3 to our Current Report on Form 8-K, filed January 14, 2008).

16.2
Letter from Moore Stephens Wurth Frazer and Torbet, LLP dated January 8, 2009 addressed to the Securities and Exchange Commission. (Incorporated by reference to Exhibit 16.1 of our Amendment No. 1 to our Current Report on Form 8-K, filed January 8, 2009).

21.1	Subsidiaries of Registrant.

23.1	Consent of Moore Stephens Wurth Frazer and Torbet, LLP

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31 day of March, 2009.

Ever-Glory International Group, Inc.,

Date: March 31, 2009	By	/s/ Edward Yihua Kang
Edward Yihua Kang,

Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jia Jun Sun	Chief Operating Officer	March 31, 2009
Jia Jun Sun	and Director

/s/ Yan Guo	Chief Financial Officer
Yan Guo	(Principal Financial and Accounting Officer)	March 31, 2009

/s/ Bennet P. Tchaikovsky	Director	March 31, 2009
Bennet P. Tchaikovsky

/s/ Changyu Qi	Director	March 31, 2009
Changyu Qi

/s/ Zhixue Zhang	Director	March 31,2009
Zhixue Zhang

INDEX TO EXHIBITS

Exhibit Number	Description
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

2.4
Agreement for the Purchase and Sale of Stock of Nanjing New-Tailun Garments Co., Ltd. dated November 9, 2006 (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K, filed November 13, 2006).

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

10.21	Capital Contribution Agreement, dated January 9, 2008 (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed January 15, 2008).

10.22	Joint Venture Establishment Agreement, dated January 9, 2008 (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K, filed January 15, 2008).

10.23	Land Development Agreement between Jiangsu Ever-Glory International Group Corp. and Nanjing Goldenway Garment Co., Ltd.

10.24	Lease Agreement between Jiangsu Ever-Glory International Group Co. and Nanjing New-Tailun Garment Co., Ltd.

10.25	Loan Agreement between Goldenway Nanjing Garments Company Limited and China Merchant Bank, Nanjing Branch.

10.26	Irrevocable Guaranty Agreement between China Merchant Bank, Nanjing Branch and Edward Yihua Kang.

10.27	Mortgage Agreement between China Merchant Bank, Nanjing Branch and Edward Yihua Kang.

10.28	Mortgage Agreement between China Merchant Bank, Nanjing Branch and Huake Kang.

16.1	Letter from Jimmy C.H. Cheung & Co., dated January 14, 2008 (incorporated by reference to Exhibit 16.1 of our Amendment No. 3 to our Current Report on Form 8-K, filed January 14, 2008).

16.2
Letter from Moore Stephens Wurth Frazer and Torbet, LLP dated January 8, 2009 addressed to the Securities and Exchange Commission. (Incorporated by reference to Exhibit 16.1 of our Amendment No. 1 to our Current Report on Form 8-K, filed January 8, 2009).

21.1	Subsidiaries of Registrant.

23.1	Consent of Moore Stephens Wurth Frazer and Torbet, LLP

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.