Form 10-Q
period 2009-03-31
Ever-Glory International Group, Inc.
filed 2009-05-13
CIK 943184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number:  0-28806

Ever-Glory International Group Inc.
(Exact name of registrant as specified in its charter)

Florida	65-0420146
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 N. Barranca Ave. #810
West Covina, California 91791
 (Address of principal executive offices)

(626) 839-9116
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer,, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☐

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☒
As of May 12, 2009, 13,548,498 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

EVER-GLORY INTERNATIONAL GROUP, INC.
FORM 10-Q

INDEX

Note Regarding Forward-Looking Statements

Statements contained in this Quaterly Report on Form 10-Q, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the factors described in the Section entitled “Risk Factors” on Form 10-K and other documents we file from time to time with the Securities and Exchange Commission (‘SEC’).

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,833,600	$1,445,363
Accounts receivable	12,970,781	9,485,338
Accounts receivable - related parties	73,900	-
Inventories	2,856,073	3,735,227
Other receivables and prepaid expenses	433,038	945,191
Advances on inventory purchases	209,321	288,256
Amounts due from related party	10,754,680	11,565,574
Total Current Assets	31,131,393	27,464,949

LAND USE RIGHT, NET	2,834,195	2,854,508
PROPERTY AND EQUIPMENT, NET	12,799,944	12,494,452
INVESTMENT AT COST	1,465,000	1,467,000
TOTAL ASSETS	$48,230,532	$44,280,909

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Bank loans	$6,592,500	$6,542,820
Accounts payable	5,290,568	3,620,543
Other payables- related party	903,416	754,589
Other payables and accrued liabilities	1,813,614	1,683,977
Value added and other taxes payable	656,583	368,807
Income tax payable	207,550	257,946
Deferred tax liabilities	176,086	80,009
Total Current Liabilities	15,640,317	13,308,691

LONG-TERM LIABILITIES
Loan from related party	2,689,350	2,660,085
TOTAL LIABILITIES	18,329,667	15,968,776

COMMITMENTS AND CONTINGENCIES

EQUITY
Stockholders' equity of the Company
Preferred stock ($.001 par value, authorized 5,000,000 shares, no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares, 12,394,652 and 12,373,567 shares issued and outstanding as of March 31,2009 and December 31, 2008, respectively)	12,395	12,374
Additional paid-in capital	4,571,164	4,549,004
Retained earnings	17,429,895	15,807,539
Statutory reserve	3,437,379	3,437,379
Accumulated other comprehensive income	3,912,652	3,956,860
Total Stockholders' Equity of the Company	29,363,485	27,763,156
Noncontrolling interest	537,380	548,977
Total Equity	29,900,865	28,312,133

TOTAL LIABILITIES AND EQUITY	$48,230,532	$44,280,909

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

	2009	2008

NET SALES
Related parties	$-	$425,102
Third parties	20,507,822	19,322,106
Total net sales	20,507,822	19,747,208

COST OF SALES
Related parties	-	402,748
Third parties	15,793,667	15,623,424
Total cost of sales	15,793,667	16,026,172

GROSS PROFIT	4,714,155	3,721,036

OPERATING EXPENSES
Selling expenses	940,474	277,528
General and administrative expenses	1,856,122	1,412,654
Total Operating Expenses	2,796,596	1,690,182

INCOME FROM OPERATIONS	1,917,559	2,030,854

OTHER INCOME (EXPENSES)
Interest income	103,547	31,974
Interest expense	(123,650)	(577,828)
Other income	2,373	-
Total Other Income (Expenses)	(17,730)	(545,854)

INCOME BEFORE INCOME TAX EXPENSE	1,899,829	1,485,000

INCOME TAX EXPENSE	(289,071)	(283,838)

NET INCOME	1,610,758	1,201,162

ADD(LESS): NET LOSS(INCOME) ATTRIBUTABLE TO THE NONCONTROLING INTEREST	11,598	(3,869)

NET INCOME ATTRIBUTABLE TO THE COMPANY	1,622,356	1,197,293

Foreign currency translation (loss) gain	(44,208)	1,099,884
COMPREHENSIVE INCOME	1,578,148	2,297,177

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO
THE NONCONTROLING INTEREST	(12,392)	23,457

COMPREHENSIVE INCOME ATTRIBUTABLE TO
THE COMPANY	$1,590,540	$2,273,720

NET INCOME PER SHARE
Attributable to the Company's common stockholders
Basic	$0.12	$0.10
Diluted	$0.12	$0.10

Weighted average number of shares outstanding
Basic	13,531,225	11,449,682
Diluted	13,531,225	12,204,363

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,610,758	$1,201,162
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	484,005	238,432
Deferred income tax	96,194	-
Amortization of discount on convertible notes	-	349,337
Amortization of deferred financing costs	-	73,676
Stock issued for interest	-	2,006
Changes in operating assets and liabilities
Accounts receivable	(3,488,612)	1,941,016
Accounts receivable - related parties	(73,905)	161,317
Inventories	874,121	121,586
Other receivables and prepaid expenses	(227,276)	(8,636)
Advances on inventory purchases	78,547	(9,058)
Amounts due from related party	795,181	(44,291)
Accounts payable	1,675,077	299,523
Accounts payable - related parties	148,837	(68,882)
Other payables and accrued liabilities	151,499	(204,734)
Other payables-related parties	2,327	-
Value added and other taxes payable	288,298	123,406
Income tax payable	(50,047)	196,038
Long term deferred expense		(56,406)
Net cash provided by operating activities	2,365,004	4,315,492

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in La Chapelle	-	(1,397,700)
Purchase of property and equipment	(65,719)	(84,333)
Proceeds from sale of equipment	3,778	377
Net cash used in investing activities	(61,941)	(1,481,656)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution from minority shareholders	-	553,040
Proceeds from bank loans	5,860,400	-
Repayment of bank loans	(5,801,796)	(2,096,550)
Proceeds from related party loan	29,265	59,116
Net cash provided by (used in) financing activities	87,869	(1,484,394)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,695)	153,487

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,388,237	1,502,930

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,445,363	641,739

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,833,600	$2,144,669

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$144,646	$68,859
Income taxes	$242,924	$84,576

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

NOTE 1 BASIS OF PRESENTATION

Ever-Glory International Group, Inc. (the “Company”), together with its subsidiaries, is an apparel manufacturer, supplier and retailer in China, with a wholesale segment and a retail segment. The Company’s wholesale business consists of recognized brands for department and specialty stores located in Europe, Japan and the United States. The Company’s newly established retail business consists of flagship stores and store-in-stores for the Company’s own-brand products. The Company’s wholesale operations are provided primarily through the Company’s wholly-owned PRC subsidiaries, Goldenway Nanjing Garments Co. Ltd. (“Goldenway”), Nanjing Catch-Luck Garments Co. Ltd. (“Catch-Luck”) and Nanjing New-Tailun Garments Co. Ltd (“New-Tailun”). The Company’s retail operations are provided through its 60%-owned subsidiary, Shanghai LA GO GO Fashion Company Limited (“LA GO GO”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Ever-Glory International Group, Inc. and its subsidiaries contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of March 31,2009, the condensed consolidated statements of income and comprehensive income for the three months ended March 31,2009 and 2008, and the condensed consolidated statements of cash flows for the three months ended March 31,2009 and 2008. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended March 31,2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31,2008. The Company has made certain reclassifications to the prior year’s consolidated financial statements to conform to classifications in the current year. These reclassifications had no impact on previously reported results of operations.

Ever-Glory International Group Apparel Inc.”(“Ever-Glory Apparel”) a wholly owned subsidiary of Goldenway, was incorporated in the PRC on January 6, 2009.  Goldenway invested approximately $733,500 (RMB 5.0 million) in cash. Ever-Glory Apparel is principally engaged in the import and export of apparel, fabric and accessories.

On March 23,2009 Goldenway transfered all of its ownership interest in LA GO GO to Ever-Glory Apparel.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Financial Instruments

Management has estimated that the carrying amounts of non-related party financial instruments approximate their fair values due to their short-term maturities. The fair value of amounts due from (to) related parties is not practicable to estimate due to the related party nature of the underlying transactions.

Fair Value Accounting

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, “Fair Value Measurements” (“FAS No.157”). SFAS No.157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The provisions of FAS No.157 were adopted January 1, 2008. In February 2008, the FASB staff issued FASB Staff Position (“FSP”) No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS No.157-2”). FSP FAS No.157-2 delayed the effective date of FAS No.157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS No.157-2 were effective for the Company’s consolidated financial statements  beginning January 1, 2009, and did not have a significant impact on the Company.

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

At March 31, 2009, the Company’s financial assets consist of cash placed with financial institutions management considers to be of a high quality.

Effective January 1, 2008, the Company also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings. As of March 31, 2009, the Company did not elect such option for its financial instruments and liabilities.

Foreign Currency Translation and Other Comprehensive Income

The reporting currency of the Company is the U.S. dollar. The functional currency of Ever-Glory and Perfect Dream is the U.S. dollar. The functional currency of Goldenway, New Tailun, Catch-luck, LA GO GO and Ever-Glory Apparel is the Chinese RMB.

 For the subsidiaries whose functional currencies are the RMB, all assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity are translated at the historical rates and items in the statement of operations are translated at the average rate for the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred and amounted to ($184) and $190,218 for the three month periods ended March 31, 2009 and 2008, respectively. Items in the cash flow statement are translated at the average exchange rate for the period.

Recent Accounting Pronouncements

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in China (Renminbi). Adoption of EITF No. 07-5 did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2007, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(revised 2007), “Business Combinations” (“SFAS 141(R)”), which addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. In April 2009, FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which amended certain provisions of SFAS 141(R) related to the recognition, measurement, and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies. The Company adopted SFAS 141(R) and FSP FAS 141(R)-1 on January 1, 2009. Adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements, as the Company did not enter into a business combination during the three months ended March 31,2009.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments", or FSP 107-1, which will require that the fair value disclosures required for all financial instruments within the scope of SFAS 107, "Disclosures about Fair Value of Financial Instruments", be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 will be effective for interim periods ending after June 15, 2009, with early adoption permitted. The Company elected early adoption of FSP 107-1 which did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), which addresses the accounting and reporting framework for noncontrolling interests by a parent company. SFAS 160 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. SFAS 160 became effective in the first quarter of 2009, which resulted in reporting noncontrolling interest as a component of equity in the condensed consolidated balance sheet and below income tax expense in the condensed consolidated statements of operations. In addition, the provisions of SFAS 160 require that minority interest be renamed noncontrolling interests and that a company present a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented. The Company adopted SFAS 160 on January 1, 2009. As a result, the Company has reclassified financial statement line items within the Company’s condensed consolidated balance sheet and statement of operations and comprehensive income for the prior period to conform with this standard.

NOTE 3 INVENTORIES

Inventories at March, 31 2009 and December 31, 2008 consisted of the following:

	2009	2008
Raw materials	$185,348	$328,607
Work-in-progress	226,517	342,303
Finished goods	2,444,208	3,064,317
Total inventories	$2,856,073	$3,735,227

NOTE 4 BANK LOANS

Bank loans represent amounts due to various banks and are due on demand or normally within one year. These loans generally can be renewed with the banks. As of March 31, 2009 and December 31, 2008, short term bank loans consisted of the following:

	2009	2008
Bank loan, interest rate at 0.60225% per month, paid in full, February 2009		$5,809,320
Bank loan, interest rate at 0.4455% per month, paid in full, April 2009	$732,500
Bank loan, interest rate at 0.4455% per month, due July 12, 2009	1,465,000
Bank loan, interest rate at 0.4455% per month, due July 15, 2009	732,500
Bank loan, interest rate at 0.4455% per month, due July 18, 2009	1,904,500
Bank loan, interest rate at 0.4455% per month, due August 15, 2009	1,025,500
Bank loan, interest rate at 0.48825% per month, due December 8.2009. paid in full, April 2009	732,500	733,500
Total bank loans	$6,592,500	$6,542,820

On July 31, 2008, Goldenway entered into a two-year revolving line of credit agreement with a PRC Bank, which allows the Company to borrow up to approximately $7.3 million (RMB 50 million). These borrowings are guaranteed by Jiangsu Ever-Glory, an entity controlled by Mr. Kang, the Company’s Chief Executive Officer. These borrowings are also collateralized by the Company’s property and plant. As of March 31, 2009, bank loans include approximately $5.9 million borrowed under this agreement and $1.4 million was unused and available. The $732,500 was repaid in April 2009. Also in April 2009 the Company borrowed an additional $732,500 under this agreement.

The bank loan for $732,500 that is due in December 2009 is collateralized by personal property of Mr. Kang, the Company’s Chief Executive Officer. This loan was repaid in April 2009.

Total interest expense on the bank loans for the three months ended March 31, 2009 and 2008 amounted to $94,385 and $68,859, respectively.

NOTE 5 INCOME TAX

PRC Pre-tax income for the three months ended March 31 2009 and 2008 was taxable in the following jurisdictions:

	2009	2008
PRC	$1,938,897	$2,131,086
Others	(39,068)	(646,086)
	$1,899,829	$1,485,000

The Company’s operating subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (“the Income Tax Laws”).

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

In 2009 and 2008, Goldenway’s income tax rate was 25%.

New-Tailun and Catch-Luck were approved as wholly foreign-owned enterprises in 2006 and are entitled to income tax exemptions in 2006 and 2007. For 2008, 2009 and 2010, New-Tailun and Catch-Luck are entitled to a 50% reduction to the income tax rate of 25%. Therefore these two subsidiaries are taxed at 12.5% for these three years.

In 2009 and 2008, LA GO GO’s income tax rate was 25%.

Income tax expense was $289,071 and $283,838 for the three months ended March 31, 2009 and 2008, respectively.

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three months ended March 31, 2009 and 2008:

	2009	2008
PRC Statutory Rate	25.0%	25.0%
Income tax exemption	(14.2)	(11.7)
Other	4.1
Effective income tax rate	14.9%	13.3%

Income tax expense for the three months ended March 31,2009 and 2008 is as follows:

	2009	2008

Current	$192,877	$283,838
Deferred	96,194
Income tax expense	$289,071	$283,838

NOTE 6 EARNINGS PER SHARE

The following demonstrates the calculation for earnings per share for the three months ended March 31:

	2009	2008
Net income	$1,622,356	$1,197,293
Add: interest expense related to convertible notes		26,842
Adjusted net income for calculating EPS-diluted	$1,622,356	$1,224,135

Weighted average number of common stock – Basic	13,531,225	11,449,682
Effect of dilutive securities:
Convertible notes		754,681
Weighted average number of common stock – Diluted	13,531,225	12,204,363

Earnings per share - basic	$0.12	$0.10
Earnings per share - diluted	$0.12	$0.10

Included in basic earnings per share at March 31, 2009 are 1,153,846 shares that were issued in April 2009 in conjunction with the Company's 2006 acquisition of Catch-Luck. The shares were issued as a result of Catch-Luck's achievement of earnings targets in 2008.

As of March 31, 2009, the Company excluded 913,182 warrants outstanding from diluted earnings per share because the exercise price of $3.20 exceeded the average trading price of $1.88 for the three months ended March 31, 2009, making these warrant anti-dilutive. As of March 31, 2008, the Company excluded all 981,819 warrants outstanding from diluted earnings per share because the exercise price of $3.20 exceeded the average trading price of $3.06 for the three months ended March 31, 2008, making these warrant anti-dilutive.

NOTE 7 STOCKHOLDERS’ EQUITY

On March 13, 2009 and March 25, 2009, the Company issued 21,085 shares of common stock to the Company’s three independent directors as compensation for their services in the third and fourth quarters of 2008. The shares were valued at $1.05 per share, which was the average market price of the common stock for the five days before the grant date.

NOTE 8 RELATED PARTY TRANSACTIONS

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

Sales and related cost of sales with Nanjing Knitting were $425,102 and $402,748 for the three months ended March 31, 2008.

Purchases from and Sub-contracts with Related Parties

For the three months ended March 31, 2009 and 2008, the Company purchased raw materials of $253,645 and $670,545, respectively, from Nanjing Knitting.

In addition, the Company sub-contracted certain manufacturing work to related companies totaling $226,651 and $12,418 for the months ended March 31, 2009 and 2008, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the three months ended March 31, 2009 and 2008 are as follows:

	2009	2008
Nanjing High-Tech Knitting & Weaving Technology Development Co., Ltd	$74,580	$12,418

Nanjing Ever-Kyowa Garment Washing Co., Ltd.,	152,071
Total	$226,651	$12,418

Accounts Receivable – Related Parties

Accounts receivable from related parties were $73,900 for products sold and sub-contracting services provided for the three months ended March 31, 2009.

Amounts Due From Related Party

Jiangsu Ever-Glory International Group Corp., (“Jiangsu Ever-Glory”) is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by the Company’s Chief Executive Officer. Because of restrictions on its ability to directly import and export products, the Company utilizes Jiangsu Ever-Glory as its agent, to assist the Company with its import and export transactions and its international transportation projects. Import transactions primarily consist of purchases of raw materials and accessories designated by the Company’s customers for use in garment manufacture. Export transactions consist of the Company’s sales to foreign markets such as Japan, Europe and the United States. As the Company’s agent, Jiangsu Ever-Glory’s responsibilities include managing customs, inspection, transportation, insurance and collections on behalf of the Company. Jiangsu Ever-Glory also manages transactions denominated in currencies other than the Chinese RMB at rates of exchange agreed between the Company and Jiangsu Ever-Glory and based upon rates of exchange quoted by the People’s Bank of China. In return for these services, Jiangsu Ever-Glory charges the Company a fee of approximately 3% of export sales.  For import transactions, the Company may make advance payments, through Jiangsu Ever-Glory, for the raw material purchases, or Jiangsu Ever-Glory may make advance payments on the Company’s behalf. For export transactions, accounts receivable for export sales are remitted by the Company’s customers through Jiangsu Ever-Glory, who forwards the payments to the Company. The Company and Jiangsu Ever-Glory have agreed that balances from import and export transactions may be offset.  Amounts due to (from) Jiangsu Ever-Glory are typically settled within 60-90 days. Interest at 0.5% per month is charged on net amounts due at each month end when the amounts are outstanding more than 60 days. Interest income for the three months ended March 31, 2009 and 2008 was $102,579 and $30,267, respectively. Following is a summary of import and export transactions for the three months ended March 31, 2009:

	Accounts Receivable	Accounts Payable	Net
As of January 1,2009	$17,938,281	$6,372,707	$11,565,574
Sales/Purchase	$17,966,841	$7,943,492
Payment Received/Made	$21,712,129	$10,877,887
As of March 31,2009	$14,192,993	$3,438,312	$10,754,680

Approximately 54% of the receivable balance at March 31, 2009 was settled by May 11, 2009.

Other Payables – Related Party

As of March 31, 2009 and December 31, 2008, other payables to related parties were $903,416 and $754,589, respectively. The details are as follows:

	2009	2008
Ever-Glory Enterprise HK Limited	$756,916	$754,589

Shanghai La Chapelle Garment and Accessories Company Limited	146,500
Total	$903,416	$754,589

As of March 31, 2009, $200,000 was due for the purchase of Catch-Luck and $556,916 was due for legal and professional fees paid by Ever-Glory Hong Kong on behalf of the Company.

As of December 31, 2008, $200,000 was due for the purchase of Catch-Luck and $554,589 was due for legal and professional fees paid by Ever-Glory Hong Kong on behalf of the Company.

In February 2009, LA GO GO borrowed $146,500 (RMB 1 million) from La Chapelle for operations. This loan is interest free and has no stated repayment terms. Management expects to repay this loan with cash flow from operations within the next twelve months.

Long-Term Liability – Related Party

As of March 31, 2009 and December 31, 2008 the Company owed $2,689,350 and $2,660,085, respectively to Blue Power Holdings Limited., a company controlled by the Company’s Chief Executive Officer. Interest is charged at 6% per annum on the amounts due. The loans are due between July 2010 and April 2011. For the three months ended March 31,2009 and 2008, the Company incurred interest expense of $29,265 and $59,115, respectively. The accrued interest is included in the carrying amount of the loan in the accompanying balance sheets.

NOTE 9 CONCENTRATIONS AND RISKS

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Based on management’s assessment of the amount of probable credit losses, if any,  in existing accounts receivable, management has concluded that no allowance for doubtful accounts is necessary at March 31, 2009 and December 31, 2008 . Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collect ability of accounts receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability.

For the three-month period ended March 31, 2009, the Company had two wholesale customers that represented approximately 37% and 10% of the Company’s revenues.  At March 31, 2009, approximately 46% of accounts receivable were due from these two customers. For the three-month period ended March 31, 2008, the Company had one customer that represented approximately 29% of the Company’s revenues.

For the wholesale business, during the three months ended March 31, 2009 and 2008, one supplier represented 13% of the Company’s raw material purchases, in each period.

For the retail business, the Company principally relied on three raw material suppliers during the three months ended March 31 2009 as follows:

Supplier A	Supplier B	Supplier C
14%	12%	12%

For the wholesale business, during the three months ended March 31, 2009 and 2008, the Company relied on one manufacturer for 22% and 13% of purchased finished goods, respectively. For the retail business, the Company did not rely on any supplier of purchased finished goods in excess of 10% of total purchases during 2009.

The Company’s revenues for the three months ended March 31,2009 and 2008 were earned in the following geographic areas:

	2009	2008

The People’s Republic of China	$3,349,050	$1,914,785
Europe	11,237,458	12,974,613
Japan	4,689,704	2,499,972
United States	1,231,610	2,357,838
Total	$20,507,822	$19,747,208

NOTE 10 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)  Wholesale segment

(b)  Retail segment

The Company also provides general corporate services to its segments and these costs are reported as "corporate and others."

	Wholesale segment	Retail segment	Corporate and others	Total
March 31,2009
Segment profit or loss:
Net revenue from external customers	$17,975,623	$2,532,199	$-	$20,507,822
Net revenue from related parties	$-	$-	$-	$-
Income from operations	$1,959,048	$(31,685)	$(9,804)	$1,917,559
Interest income	$103,228	$319	$-	$103,547
Interest expense	$94,385	$-	$29,265	$123,650
Depreciation and amortization	$197,352	$233,129	$-	$430,481
Income tax expense	$289,071	$-	$-	$289,071
Segment assets:
Additions to property, plant and equipment	$52,725	$12,994	$-	$65,719
Total assets	$47,766,068	$4,364,528	$40,054,976	$92,185,572

March 31,2008
Segment profit or loss:
Net revenue from external customers	$19,300,006	$120,198	$-	$19,420,204
Net revenue from related parties	$425,102	$-	$-	$425,102
Income from operations	$2,155,168	$12,898	$(137,212)	$2,030,854
Interest income	$31,881	$-	$93	$31,974
Interest expense	$68,858	$-	$508,970	$577,828
Depreciation and amortization	$186,448	$-	$-	$186,448
Income tax expense	$280,614	$3,224	$-	$283,838
Segment assets:
Additions to property, plant and equipment	$79,160	$5,173	$-	$84,333
Total assets	$35,626,041	$1,745,688	$38,200,718	$75,572,447

The reconciliation of segment information to the Company’s consolidated totals is as follows:

	March 31, 2009	March 31, 2008
Revenues:
Total reportable segments	$20,507,822	$19,845,306
Elimination of intersegment revenues	-	$(98,098)
Total consolidated	$20,507,822	$19,747,208
Income from operations:
Total segments	$1,917,559	$2,030,854
Total consolidated	$1,917,559	$2,030,854
Total assets:
Total segments	$92,185,572	$75,572,447
Elimination of intersegment receivables	$(43,955,040)	$(39,928,489)
Total consolidated	$48,230,532	$35,643,958

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2009 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We are a leading apparel supplier and retailer in China, and the first Chinese apparel company listed on the NYSE Amex LLC.

We classify our businesses into two segments: Wholesale and Retail. Our wholesale business consists of wholesale-channel sales made principally to famous brands, department stores and specialty stores located throughout Europe, the U.S., Japan and the People’s Republic of China (PRC). We have a focus on well-known, middle-to-high grade casual wear, sportswear, and outerwear brands. Our retail business which consists of retail-channel sales directly to consumers through full-price retail stores located throughout the PRC.

Although we have our own manufacturing facilities, we currently outsource most of the manufacturing to our strategic alliances as part of our overall business strategy. We aim to increase our outsourcing manufacturing and expect it to generate over 70% of the total revenues in the wholesale sector. Outsourcing allows us to maximize our production capacity and maintain flexibility while reducing capital expenditures and the costs of keeping skilled workers on production lines during low season. We oversee our long-term contractors with our advanced management solutions and inspect products manufactured by them to ensure that they meet our high quality control standards and timely delivery.

On January 6, 2009, we set up Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”) a wholly owned subsidiary of Goldenway. Ever-Glory Apparel is principally engaged in the import and export of apparel, fabric and accessories.

On March 23, 2009, Goldenway transferred all of its ownership interest in LA GO GO to Ever-Glory Apparel.

As of March 31, 2009, we had approximately 2,220 employees, with an annual production capacity including outsourcing orders in excess of 12 million pieces.

Wholesale Business

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

Retail Business

We conduct our retail operations through Shanghai LA GO GO Fashion Company Limited (“LA GO GO”), a joint venture of Ever-Glory Apparel and Shanghai La Chapelle Garment and Accessories Company Limited, located in Shanghai, China. The business objective of the joint venture is to establish a leading brand of ladies’ garments and to build a retail and wholesale distribution channel for the mainland Chinese market.

Below is a summary of our store statistics

	2Q2008	3Q2008	FY2008	1Q2009
Total stores	39	55	93	102
Total square meters	3207	5513	7876	9032

Business Objectives

We believe the enduring strength of our wholesale business is due mainly to our consistent emphasis on innovative and distinctive product designs that stand for exceptional styling and quality. We maintain long-term, satisfactory relationships with a portfolio of well-known, mid-class global brands, a strong and experienced management team, and a proven ability to design, market and distribute our own brand through fast-growing retail channels in a highly populated country.

Wholesale Business

The primary business objective for our wholesale segment is to expand our portfolio into higher class brands, expand our customer base and improve margins. Opportunities and continued investment initiatives include:

•	Expand the global sourcing network;
•	Invest in the overseas low-cost manufacturing base;
•	Focus on value and continue the Average Selling Price uptrend;
•	Emphasize product design and technology application; and
•	Seek strategic acquisitions of international distributors that could enhance global sales and our distribution network

Retail Business

The business objective for our retail segment is to establish and create a leading brand of women’s apparel and to build a nationwide retail distribution channel in China. As of March 31, 2009, we have 102 stores including 9 new stores in 2009. We expect to open between 80-100 stores in 2009. Opportunities and continued investment initiatives include:

•	Expand to a multi-brand operator;
•	Build LA GO GO to become a major Chinese mid-end mass market women's wear brand;
•	Seek opportunities for long-term cooperation with reputable international brands;
•	Facilitate the entry of international brands into the PRC market;
•	Expand LA GO GO retail network;
•	Improve LA GO GO retail store efficiency and increase same store sales;

•	Strengthen LA GO GO brand promotion; and
•	Launch LA GO GO flagship stores in Tier-1 Cities and increase penetration and coverage in Tier-2 and Tier-3 Cities

Despite the various risks and uncertainties associated with the current global economy, we believe our core strengths will continue to allow us to execute our strategy for long-term sustainable growth in revenue, net income and operating cash flow.

Seasonality of Business

Our business is affected by seasonal trends, with higher levels of wholesale sales in our third and fourth quarters and higher retail sales in our first and fourth quarters. These trends result primarily from the timing of seasonal wholesale shipments and holiday periods in the retail segment.

Collection Policy

Wholesale business

For our new customers, we generally require orders placed to be backed by letters of credit. For our long-term and established customers with a good payment track record, we generally provide payment terms between 30 to 120 days following delivery of finished goods.

Retail business

For store-in-store shops, we generally receive payments from the stores between 60-90 days following the time of register receipt. For our own stores, we receive payments at the same time of register receipt.

Global Economic Uncertainty

Our business is dependent on consumer demand for our products. We believe that the significant uncertainty in the global economy and a slowdown in the U.S. and EU economy have increased our clients’ sensitivity to the cost of our products. We have experienced continued pricing pressure this year. If the global economic environment continues to be weak, these worsening economic conditions could have a negative impact on our sales growth and operating margins in our wholesale segment in 2009.

In addition, economic conditions in the United States and in foreign markets in which we operate could substantially affect our sales and profitability and our cash position and collection of accounts receivable.  Global credit and capital markets have experienced unprecedented volatility and disruption. Business credit and liquidity have tightened in much of the world. Some of our suppliers and customers may face credit issues and could experience cash flow problems and other financial hardships. These factors currently have not had an impact on the timeliness of receivable collections from our customers. We cannot predict at this point in time how this situation will develop and whether accounts receivable may need to be allowed for or written off in the coming quarters.

Summary of Critical Accounting Policies

We have identified critical accounting policies that, as a result of judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operation involved could result in material changes to our financial position or results of operations under different conditions or using different assumptions.

Revenue Recognition

We recognize revenue, net of value added taxes, upon delivery for domestic sales and upon shipment of the products for international sales, at which time title passes to the customer provided that there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable and collectability is deemed probable.  Retail sales are recorded at the time of register receipt.

Estimates and Assumptions

In preparing our consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates in 2009 and 2008 include the estimated residual value and useful lives of property and equipment, and the assumptions we made when used the Black-Scholes option price model to value the warrants granted.

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

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in China (Renminbi). Adoption of EITF No. 07-5 did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(revised 2007), “Business Combinations” (“SFAS 141(R)”), which addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. In April 2009, FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which amended certain provisions of SFAS 141(R) related to the recognition, measurement, and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies. The Company adopted SFAS 141(R) and FSP FAS 141(R)-1 on January 1, 2009. Adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements, as the Company did not enter into a business combination during the three months ended March 31,2009.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments", or FSP 107-1, which will require that the fair value disclosures required for all financial instruments within the scope of SFAS 107, "Disclosures about Fair Value of Financial Instruments", be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 will be effective for interim periods ending after June 15, 2009, with early adoption permitted. The Company elected early adoption of FSP 107-1 which did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), which addresses the accounting and reporting framework for noncontrolling interests by a parent company. SFAS 160 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. SFAS 160 became effective in the first quarter of 2009, which resulted in reporting noncontrolling interest as a component of equity in the condensed consolidated calance sheets and below income tax expense in the condensed consolidated statements of operations. In addition, the provisions of SFAS 160 require that minority interest be renamed noncontrolling interests and that a company present a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented. The Company adopted SFAS 160 on January 1, 2009. As a result, the Company has reclassified financial statement line items within the Company’s condensed consolidated balance sheets and statement of operations and comprehensive income for the prior period to confirm with this standard.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2009 and 2008. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended March 31, 2009 and 2008.

	Three months ended March 31,2009	% of total sales	Three months ended March 31,2008	% of total sales	Growth in 2009 compared with 2008
Wholesale business
The People’s Republic of China	$816,852	4.0%	$1,794,587	9.1%	-54.5%
Europe	11,237,458	54.8%	12,974,613	65.7%	-13.4%
Japan	4,689,704	22.9%	2,499,972	12.7%	87.6%
United states	1,231,610	6.0%	2,357,838	11.9%	-47.8%
Sub total	17,975,623	87.7%	19,627,010	99.4%	-8.4%
Retail business	2,532,199	12.3%	120,198	0.6%	2006.7%
Total	$20,507,822	100.0%	$19,747,208	100.0%	3.9%

We generate revenues primarily from our wholesale business mainly from international markets. We also generate revenues from our retail business from Chinese domestic markets focusing on our own brand apparel LA GO GO.

Sales for the three months ended March 31, 2009 were $20,507,822, an increase of 3.9% from the three months ended March 31, 2008. The increase in our sales was primarily attributable to:

•           Increased sales orders in our wholesale business to customers in Japan and
•           Increased sales in our retail business

Sales growth was partially offset by:

•       Decreased sales orders in our wholesale business from customers in the U.S., Europe and China due to the global slowdown.

 Sales to customers in Europe contributed 54.8% of our total sales for the three months ended March 31, 2009, a decrease of 13.4% compared to the three months ended March 31, 2008. The decrease was primarily due to one major customer in France reducing its orders because of the weak economic environment.

Sales to customers in the U.S. contributed 6.0% of our total sales for the three months ended March 31, 2009, a decrease of 47.8% compared to the three months ended March 31, 2008. The decrease was primarily due to the weak economic environment in the U.S.

Sales to customers in Japan contributed 22.9% of our total sales for the three months ended March 31, 2009, an increase of 87.6% compared to the three months ended March 31, 2008. The increase was attributable to increased orders from premium brands in the Japanese market.

Sales to customers in the Chinese market contributed 4.0% of our total sales in for the three months ended March 31, 2009, a decrease of 54.5% compared to the three months ended March 31, 2008. The decrease was attributable to fewer orders from existing customers in Hong Kong who resell to customers in the U.S.

 Sales generated from our retail business contributed 12.3% or $2.5 million of our total sales for the three months ended March 31, 2009, compared to $120,198 in the three months ended March 31, 2008. In the first three months of 2009 we opened 9 new LA GO GO stores. As of March 31, 2009, we had 102 LA GO GO retail stores open and average revenue per store was approximately $8,500 per month after two full months of operations.

Costs and Expenses

 Cost of Sales and Gross Margin

Cost of goods sold includes direct material cost, direct labor cost, and manufacturing overhead, which includes depreciation of production equipment, consistent with the revenue earned, as well as rent for store space used by our retail business.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended March 31, 2009 and 2008.

	Three months ended March 31,
	2009		2008
	(in U.S. dollars, except for percentages)				% Change
Total Net Sales	$20,507,822	100%	$19,747,208	100%	3.9%
Raw materials	7,152,666	34.9%	9,611,327	48.7%	-25.6%
Labor	630,264	3.1%	604,412	3.1%	4.3%
Outsource Production Costs	6,140,707	29.9%	5,482,624	27.8%	12.0%
Other and Overhead	173,343	0.8%	291,735	1.5%	-40.6%
Retail Costs	1,696,687	8.3	36,074	0.2%	4603.4%
Total Cost of Sales	$15,793,667	77.0%	$16,026,172	81.2%	-1.5%
Gross Profit	$4,714,155	23.0%	$3,721,036	18.8%	26.7%

Raw materials cost for our wholesale business were 34.9% of our total sales in the three months ended March 31, 2009, a decrease of 25.6% compared to the three months ended March 31, 2008. This decrease was mainly because we centralized our purchasing function to increase our negotiating strength. In addition, we took on more manufacturing orders. Clients provided us with raw materials, and we charged fixed processing fees.

Labor costs for our wholesale business were 3.1% of our total sales in the three months ended March 31, 2009 and 2008.

Outsource production costs for our wholesale business were 29.9% of our total sales in the three months ended March 31, 2009, an increase of 12.0% compared to the three months ended March 31, 2008. This increase was primarily attributable to increased outsourcing orders.

Overhead and other expenses for our wholesale business were 0.8% of our total sales in the three months ended March 31, 2009, compared to 1.5% of total sales in the three months ended March 31, 2008. This decrease was due to better control over expenses.

Our retail business cost was 8.3% of our total sales for the three months ended March 31, 2009.

Total cost of sales for the three months ended March 31, 2009 was $15,793,667, a decrease of 1.5% from in the three months ended March 31, 2008. As a percentage of total sales, our cost of sales decreased to 77.0% of total sales for the three months ended March 31, 2009, compared to 81.2% of total sales in the three months ended March 31, 2008. Consequently, gross margin increased to 23% for the three months ended March 31, 2009 from 18.8% in the three months ended March 31, 2008.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. For our wholesale business, purchases from our five largest suppliers represented approximately 33.2% and 30.9% of raw materials purchases for the three months ended March 31, 2009 and 2008, respectively. One supplier provided 12.7% of our raw materials purchases for both the three months ended March 31, 2009 and 2008. For our retail business, purchases from our five largest suppliers represented approximately 53.0% of raw materials purchases for the three months ended March 31, 2009. Three suppliers provided 13.6%, 12.2% and 11.7% of our total purchases for the three months ended March 31, 2009. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

We also purchase finished goods from contract manufacturers. For our wholesale business, purchases from our five largest contract manufacturers represented approximately 44.8% and 36.8% of finished goods purchases for the three months ended March 31, 2009 and 2008, respectively. One contract manufacturer provided approximately 21.6% and 12.7% of our finished goods purchases for the three months ended March 31, 2009 and 2008, respectively. For our retail business, our five largest contract manufacturers represented approximately 40.5% of finished goods purchases for the three months ended March 31, 2009. No single contract manufacturer provided more than 10% of our finished goods purchases for the three months ended March 31, 2009. We have not experienced difficulty in obtaining finished products from our contract manufacturers and we believe we maintain good relationships with our contract manufacturers.

Revenue, Cost of Sales and Gross Profit by Segment

The following table sets forth our total sales, cost of sales, gross profit and gross margin of our wholesale and retail businesses for the three months ended March 31, 2009 and 2008.

	For the three months ended March 31,

	2009				2008
	Net Sales	Cost of sales	Gross profit	Gross margin	Net Sales	Cost of sales	Gross profit	Gross margin
	(in U.S. dollars, except for percentages)
Wholesale	$17,975,623	$14,096,980	$3,878,643	21.6%	$19,627,010	$15,990,097	$3,636,913	18.5%
Retail	2,532,199	1,696,687	835,512	33.0	120,198	36,074	84,124	70.0
Total	$20,507,822	$15,793,667	$4,714,155	23.0%	$19,747,208	$16,026,171	$3,721,037	18.8%

Gross profit in our wholesale business for the three months ended March 31, 2009 was $3,878,643, an increase of 6.6% over 2008. Gross margin was 21.6% for our wholesale sales in for the three months ended March 31, 2009, an increase of 3.1% compared to the three months ended March 31, 2008. The increase in our gross margin was mainly due to work on certain manufacturing orders for which we charged fixed processing fees.

Gross profit in our retail business for the three months ended March 31, 2009 was $835,512 and gross margin was 33.0%. The decrease in gross margin was attributable to the opening of 15 flagship stores with lower margins during the quarter. We believe the presence of flagship stores can help promote our brand image and enhance our overall reputation, which will become a significant strategic asset to the Company. We anticipate that flagship stores will constitute 10% of our total retail stores. A year over year comparison for retail is not meaningful given that this business was introduced during the first quarter of 2008.

Selling, General and Administrative (SG&A) Expenses

Our selling expenses consist primarily of freight-out, unloading costs and product inspection charges.

Our general and administrative (G&A) expenses consist primarily of payroll for executive, finance, accounting, and human resources personnel, office expenses and professional fees.

	For the three months ended March 31,
	2009		2008		Increase %
	(in U.S. Dollars, except for percentages)
Gross Profit	$4,714,155	23.0%	$3,721,036	18.8%	26.7%
Operating Expenses:
Selling Expenses	940,474	4.6	277,528	1.4	238.9%
General and Administrative Expenses	1,856,122	9.1	1,412,654	7.2	31.4%
Total	2,796,596	13.6	1,690,182	8.6	65.5%
Income from Operations	$1,917,559	9.4%	$2,030,854	10.3%	-5.6%

Selling expenses were $940,474 in the three months ended March 31, 2009, an increase of 238.9% or $662,946 compared to the three months ended March 31, 2008. The increase was attributable to the increased salaries for salespersons, renovation and marketing expense associated with the promotion of LA GO GO.

G&A expenses were $1,856,122 in the three months ended March 31, 2009, an increase of 31.4% or $443,468 compared to the three months ended March 31, The increase was partially due to increased payroll for retaining current employees and increased payroll to attract additional management staff as a result of our business expansion and increased expenses associated with the development of LA GO GO.

Income from Operations

Income from operations decreased 5.6% to $1,917,559 for the three months ended March 31, 2009 from $2,030,854 in three months ended March 31, 2008.

Interest Expense

Interest expense was $123,650 for the three months ended March 31, 2009, a decrease of 78.6% compared to the same period of 2008. This decrease was mainly due to the conversion of convertible notes into common stock in 2008.

Income Tax Expenses

Income tax expense for the three months ended March 31, 2009 was $289,071, a slight increase compared to the same period of 2008.

Our PRC subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (“the Income Tax Laws”). Each of our consolidating entities files its own separate tax return.

During the three months ended March 31, 2009 and 2008, Goldenway’s income tax rate was 25%.

New-Tailun and Catch-Luck were approved as wholly foreign-owned enterprises in 2006 and are entitled to income tax exemptions in 2006 and 2007. For 2008, 2009 and 2010, New-Tailun and Catch-Luck are entitled to a 50% reduction to the income tax rate of 25%. Therefore these two subsidiaries are taxed at 12.5% for these three years.

During the three months ended March 31, 2009 and 2008, LA GO GO’s income tax rate was 25%.

Ever-Glory Apparel was set up on Jan 6, 2009 and its income tax rate was 25%.

Perfect Dream was incorporated in the British Virgin Islands on July 1, 2004, and has no income tax.

Ever-Glory International Group Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes through March 31, 2009. The net operating loss carry forwards for United States income taxes may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2029. Management believes that the realization of the benefits from these losses appears uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we have provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.

Net Income

Net income for the three months ended March 31, 2009 was $1,610,758, an increase of 34.1% compared to the same period of 2008. Our diluted earnings per share were $0.12 and $0.10 for the three months ended March 31, 2009 and 2008, respectively.

Noncontrolling Interest

On January 9, 2008, Goldenway entered into an Agreement with La Chapelle to form a joint venture to develop, promote and market a new line of women’s wear in China. Goldenway agreed to initially invest RMB 6 Million (approximately $826,200) in cash, and La Chapelle agreed to invest RMB 4 Million (approximately $553,040) in cash, for a 60%- and 40%- interest in the joint venture, respectively. The joint venture is included in the Company’s consolidated financial statements from 2008, and the 40% interest held by La Chapelle is classified as a noncontrolling interest. As of March 31, 2009, the noncontrolling interest was $537,380.

Summary of Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2009 was $2,365,004 compared with net cash provided by operating activities of $4,315,492 during the three months ended March 31, 2008. This decrease was mainly attributable to increased accounts receivable as we allow longer collection periods for our long-term customers with good payment track records.

Net cash used in investing activities was $61,941 for the three months ended March 31, 2009, compared with $1,481,656 during the three months ended March 31, 2008. On January 9, 2008, Goldenway entered into a Capital Contribution Agreement with La Chapelle, pursuant to which Goldenway invested $1,397,700 in cash (RMB 10 million) in La Chapelle for a 10% ownership interest in La Chapelle.

Net cash provided by financing activities was $87,869 for the three months ended March 31, 2009, compared with cash used in financing activities of $1,484,394 during the three months ended March 31, 2008. In 2008 we repaid $1,990,000 to Blue Power Holding Ltd, offset by $553,040 from La Chapelle’s investment in LA GO GO.

Liquidity and Capital Resources

As of March 31, 2009, we had cash and cash equivalents of $3,833,600, other current assets of $27,297,793 and current liabilities of $15,640,317. We presently finance our operations primarily from cash flow from operations and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs.

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

On July 31, 2008, Goldenway entered into credit agreements with a PRC Bank which allow the Company to borrow up to $7.3 million (RMB50million) for a 24 month period. Bank loans are secured by our facilities and are used to fund daily operations. As of March 31, 2009, we had borrowed approximately $5.9 million which matures in July and August 2009, at an interest rate of 5.35% per annum. The maturity of these borrowings can be extended at our option. On December 8, 2008, Goldenway borrowed approximately $732,500 which matures on December 7, 2009, and bears an interest rate of 5.86% per annum and is secured by our CEO’s personal property. The loan can be extended at our option. We plan to repay the loan with cash from operations.

Long-term Loan

As of March 31, 2009, the long-term loan to Blue Power was $2,689,350. Interest accrued on the loan to Blue power totaled $29,265 for the three months ended  March 31, 2009.

Capital Commitments

We have a continuing program for the purpose of improving our manufacturing facilities. We anticipate that cash flows from operations and borrowings from banks will be used to pay for these capital commitments. The Articles of Association of our Goldenway subsidiary required that registered capital of approximately $17.5 million should be paid by Perfect Dream before December 31, 2009.  As of March 31, 2009, the Company had fulfilled $5.6 million of its registered capital requirements and had a registered capital commitment of $11.9 million payable by December 31, 2009. Management doesn’t expect this requirement to have an impact on the Company’s financial position or results of operations

Uses of Liquidity

Our cash requirements through the end of 2009 will be primarily to fund daily operations and the growth of our business.

Sources of Liquidity

Our primary sources of liquidity for our short-term cash needs are expected to be from cash flows generated from operations, and cash equivalents currently on hand. We believe that we will be able to borrow additional funds if necessary.

We believe our cash flows from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our needs for working capital, capital expenditure and other commitments through the end of 2009. No assurance can be made that additional financing will be available to us if required, and adequate funds may not be available on terms acceptable to us. If funding is insufficient at any time in the future, we will develop or enhance our products or services and expand our business through our own cash flows from operations.

As of March 31, 2009, we had access to a $7.3 million a line of credit. Of this line of credit, $1.4 million was unused and is currently available. This credit facility does not include any covenants.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004 the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of March 31, 2009, the market foreign exchange rate had increased to 6.83 RMB to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future, and will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck Ever-Glory Apparel and LA GO GO (whose functional currency is the RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All exchange differences are recorded within equity. The foreign currency translation (loss) gain for the three months ended March 31, 2009 and 2008 was ($44,208) and $1,099,884, respectively.

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. On March 31, 2009, we had approximately $3.8 million in cash and cash equivalents. A hypothetical 5% increase or decrease in either short term or long term interest rates would not have any material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates. We pay our suppliers and employees in Chinese RMB, however, we sell to customers in the U.S., Japan and Europe and we generate sales in U.S. Dollars Euros and British Pounds. Accordingly, our business has substantial exposure to changes in exchange rates between and among the Chinese RMB, the U.S. Dollar,the Euro and the British Pound. In the last decade, the RMB has been pegged at 8.2765 RMB to one U.S. Dollar. On July 21, 2005 it was revalued to 8.11 per U.S. Dollar. Following the removal of the peg to the U.S. Dollar and pressure from the United States, the People’s Bank of China also announced that the RMB would be pegged to a basket of foreign currencies, rather than being strictly tied to the U.S. Dollar, and would be allowed to float trade within a narrow 0.3% daily band against this basket of currencies. The PRC government has stated that the basket is dominated by the U.S. Dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British Pound, Thai Baht, Russian Ruble, Australian Dollar, Canadian Dollar and Singapore Dollar. There can be no assurance that the relationship between the RMB and these currencies will remain stable over time, especially in light of the significant political pressure on the Chinese government to permit the free flotation of the RMB, which could result in greater and more frequent fluctuations in the exchange rate between the RMB, the U.S. Dollar and the Euro. On March 31, 2009, the exchange rate between the RMB and U.S. Dollar was 6.83 RMB to one U.S. Dollar. For additional discussion regarding our foreign currency risk, see the section titled Risk Factors—Fluctuation in the value of Chinese RMB relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.

ITEM 4. CONTROLS AND PROCEDURES

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

As of March 31, 2009, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no pending legal proceedings to which we are a party which are material or potentially material, either individually or in the aggregate. We are from time to time, during the normal course of our business operations, subject to various litigation claims and legal disputes. We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS

There has been no material change in the information provided in Item 1A of Form 10-K Annual Report for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description
10.1	Loan Contract entered between International Business Department, Bank of Nanjing Co., Ltd and Goldenway Nanjing Garment Co., Ltd. dated August 19, 2008.(translation from chinese) *

10.2	Mortgage Contract entered between International Business Department, Bank of Nanjing Co., Ltd and Goldenway Nanjing Garment Co., Ltd. dated August 19, 2008.(translation from chinese) *

10.3	Guaranty Contract entered between International Business Department, Bank of Nanjing Co., Ltd and Jiangsu Ever-Glory International Group Corporation dated August 19, 2008.(translation from chinese) *

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 13, 2009	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yan Guo
Yan Guo
Chief Financial Officer
(Principal Financial and Accounting Officer)