Form 10-Q
period 2009-06-30
Ever-Glory International Group, Inc.
filed 2009-08-06
CIK 943184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Yes ☐    No☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   No  ☐    Yes  ☐

Indicate by check mark whether the registrant is a large accelerated filer,, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☐

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☒
As of August 5, 2009, 13,560,240 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the factors described in the following Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 and other documents we file from time to time with the Securities and Exchange Commission (‘SEC’).

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

	JUNE 30,	December 31,
	2009	2008
	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$993,869	$1,445,363
Accounts receivable	15,188,450	9,485,338
Inventories	2,910,793	3,735,227
Value added tax receivable	241,325	-
Other receivables and prepaid expenses	398,730	945,191
Advances on inventory purchases	321,710	288,256
Amounts due from related party	10,153,169	11,565,574
Total Current Assets	30,208,046	27,464,949

LAND USE RIGHT, NET	2,817,773	2,854,508
PROPERTY AND EQUIPMENT, NET	12,642,068	12,494,452
INVESTMENT AT COST	1,465,000	1,467,000
TOTAL ASSETS	$47,132,887	$44,280,909

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Bank loans	$3,223,000	$6,542,820
Accounts payable	6,133,696	3,620,543
Accounts payable and other payables- related parties	917,871	754,589
Other payables and accrued liabilities	1,923,451	1,683,977
Value added and other taxes payable	687,699	368,807
Income tax payable	230,847	257,946
Deferred tax liabilities	232,695	80,009
Total Current Liabilities	13,349,259	13,308,691

LONG-TERM LIABILITIES
Loan from related party	2,718,614	2,660,085
TOTAL LIABILITIES	16,067,873	15,968,776

COMMITMENTS AND CONTINGENCIES

EQUITY
Stockholders' equity of the Company
Preferred stock ($.001 par value, authorized 5,000,000 shares,
no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares,
13,548,498 and 12,373,567 shares issued and outstanding
as of June 30,2009 and December 31, 2008, respectively)	13,549	12,374
Additional paid-in capital	4,571,164	4,549,004
Retained earnings	18,604,895	15,807,539
Statutory reserve	3,437,379	3,437,379
Accumulated other comprehensive income	3,873,549	3,956,860
Total Stockholders' Equity of the Company	30,500,536	27,763,156
Noncontrolling interest	564,478	548,977
Total Equity	31,065,014	28,312,133
TOTAL LIABILITIES AND EQUITY	$47,132,887	$44,280,909

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

NET SALES
Related parties	$9,351	$67,461	$9,351	$492,563
Third parties	21,116,143	24,000,936	41,623,965	43,323,042
Total net sales	21,125,494	24,068,397	41,633,316	43,815,605

COST OF SALES
Related parties	9,013	58,636	9,013	461,384
Third parties	16,608,920	19,655,924	32,402,587	35,279,348
Total cost of sales	16,617,933	19,714,560	32,411,600	35,740,732

GROSS PROFIT	4,507,561	4,353,837	9,221,716	8,074,873

OPERATING EXPENSES
Selling expenses	865,341	368,564	1,805,815	646,092
General and administrative expenses	2,289,282	1,822,329	4,145,404	3,234,983
Total Operating Expenses	3,154,623	2,190,893	5,951,219	3,881,075

INCOME FROM OPERATIONS	1,352,938	2,162,944	3,270,497	4,193,798

OTHER INCOME (EXPENSES)
Interest income	161,481	48,590	265,028	80,564
Interest expense	(115,234)	(631,126)	(238,884)	(1,208,954)
Other income	42,610	53,085	44,983	53,085
Total Other Income (Expenses)	88,857	(529,451)	71,127	(1,075,305)

INCOME BEFORE INCOME TAX EXPENSE	1,441,795	1,633,493	3,341,624	3,118,493

INCOME TAX EXPENSE	(272,656)	(284,809)	(561,727)	(568,647)

NET INCOME	1,169,139	1,348,684	2,779,897	2,549,846

ADD(LESS): NET LOSS(INCOME) ATTRIBUTABLE TO THE NONCONTROLING INTEREST	5,861	620	17,459	(3,249)

NET INCOME ATTRIBUTABLE TO THE COMPANY	$1,175,000	$1,349,304	$2,797,356	$2,546,597

NET INCOME	$1,169,139	$1,348,684	$2,779,897	$2,549,846

Foreign currency translation (loss) gain	(39,103)	611,354	(83,311)	1,711,238
COMPREHENSIVE INCOME	1,130,036	1,960,038	2,696,586	4,261,084

COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO
THE NONCONTROLING INTEREST	3,109	435	15,501	(23,022)

COMPREHENSIVE INCOME ATTRIBUTABLE TO
THE COMPANY	$1,133,145	$1,960,473	$2,712,087	$4,238,062

NET INCOME PER SHARE
Attributable to the Company's common stockholders
Basic	$0.09	$0.12	$0.21	$0.22
Diluted	$0.09	$-	$0.21	$0.10
Weighted average number of shares outstanding
Basic	13,548,498	11,710,865	13,539,909	11,580,273
Diluted	13,548,498	12,528,595	13,539,909	12,291,758

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,779,897	$2,549,846
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation and amortization	987,141	485,999
Accrued interest on loan from related party	58,529
Deferred income tax	152,868	-
Amortization of discount on convertible notes	-	841,422
Amortization of deferred financing costs	-	60,630
Stock issued for interest	-	2,155
Changes in operating assets and liabilities
Accounts receivable	(5,718,775)	(3,791,168)
Accounts receivable - related parties	-	156,574
Inventories	819,734	(256,247)
Value added tax receivable	(241,441)	-
Other receivables and prepaid expenses	(467,251)	(266,453)
Advances on inventory purchases	(33,835)	(197,562)
Amounts due from related party	1,391,643	332,352
Accounts payable	2,519,292	2,213,670
Accounts payable and other payables - related parties	178,745	461,683
Other payables and accrued liabilities	263,858	220,172
Value added and other taxes payable	337,762	341,285
Income tax payable	(44,974)	183,853
Net cash provided by operating activities	2,983,193	3,338,211

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in La Chapelle	-	(1,397,700)
Purchase of property and equipment	(122,879)	(357,695)
Proceeds from sale of equipment	6,810	13,161
Net cash used in investing activities	(116,069)	(1,742,234)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution from minority shareholders	-	553,040
Proceeds from bank loans	6,595,650	5,616,864
Repayment of bank loans	(9,908,132)	(4,964,400)
Repayment of long term loan	-	(1,990,000)
Exercise of warrants	-	43,635
Net cash used in financing activities	(3,312,482)	(740,861)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(6,136)	146,638

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(451,494)	1,001,754

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,445,363	641,739

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$993,869	$1,643,493

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest expense	$180,355	$200,086
Income taxes	$436,106	$395,233

NOTE 1 BASIS OF PRESENTATION

Ever-Glory International Group, Inc., together with its subsidiaries (the “Company”), is an apparel manufacturer, supplier and retailer in China, with a wholesale segment and a retail segment. The Company’s wholesale business consists of recognized brands for department and specialty stores located in Europe, Japan and the United States. The Company’s newly established retail business consists of flagship stores and store-in-stores for the Company’s own-brand products. The Company’s wholesale operations are provided primarily through the Company’s wholly-owned PRC subsidiaries, Goldenway Nanjing Garments Co. Ltd. (“Goldenway”), Nanjing Catch-Luck Garments Co. Ltd. (“Catch-Luck”) and Nanjing New-Tailun Garments Co. Ltd (“New-Tailun”). The Company’s retail operations are provided through its 60%-owned subsidiary, Shanghai LA GO GO Fashion Company Limited (“LA GO GO”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008, the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six months ended June 30,2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 31, 2009. The Company has made certain reclassifications to the prior year’s condensed consolidated financial statements to conform to classifications in the current year. These reclassifications had no impact on previously reported results of operations.

Ever-Glory International Group Apparel Inc.”(“Ever-Glory Apparel”) a wholly owned subsidiary of Goldenway, was incorporated in the PRC on January 6, 2009.  Goldenway invested approximately $733,500 (RMB 5.0 million) in cash. On June 30, 2009 Goldenway increased the investment to approximately $4,395,000 (RMB30.0 million). Ever-Glory Apparel is principally engaged in the import and export of apparel, fabric and accessories.

On March 23, 2009, Goldenway transfered all of its ownership interest in LA GO GO to Ever-Glory Apparel.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

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

At June 30, 2009, the Company’s financial assets consist of cash placed with financial institutions management considers to be of a high quality.

Effective January 1, 2008, the Company also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings. As of June 30, 2009, the Company did not elect such option for its financial instruments and liabilities.

Foreign Currency Translation and Other Comprehensive Income

The reporting currency of the Company is the U.S. dollar. The functional currency of Ever-Glory and Perfect Dream is the U.S. dollar. The functional currency of Goldenway, New Tailun, Catch-Luck, LA GO GO and Ever-Glory Apparel is the Chinese RMB.

For the subsidiaries whose functional currencies are the RMB, all assets and liabilities are translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at the historical rates and items in the statement of operations are translated at the average rate for the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred and amounted to ($1,318), $27,227, ($1,502) and $217,445 for the three and six month periods ended June 30, 2009 and 2008 , respectively. Items in the cash flow statement are translated at the average exchange rate for the period.

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

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS 141(R)”), which addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. In April 2009, FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which amended certain provisions of SFAS 141(R) related to the recognition, measurement, and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies. The Company adopted SFAS 141(R) and FSP FAS 141(R)-1 on January 1, 2009. Adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements, as the Company did not enter into a business combination during the six months ended June 30, 2009.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments", or FSP 107-1, which requires that the fair value disclosures required for all financial instruments within the scope of SFAS 107, "Disclosures about Fair Value of Financial Instruments", be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 was effective for interim periods ending after June 15, 2009, with early adoption permitted. The adoption of FSP 107-1 did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), which addresses the accounting and reporting framework for noncontrolling interests by a parent company. SFAS 160 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. SFAS 160 became effective in the first quarter of 2009, which resulted in reporting noncontrolling interest as a component of equity in the condensed consolidated balance sheets and below income tax expense in the condensed consolidated statements of operations. In addition, the provisions of SFAS 160 require that minority interest be renamed noncontrolling interests and that a company present a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented. The Company adopted SFAS 160 on January 1, 2009. As a result, the Company has reclassified financial statement line items within the Company’s condensed consolidated balance sheets and statements of operations and comprehensive income for the prior periods to conform with this standard.

In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Company’s condensed consolidated financial statements.

NOTE 3 INVENTORIES

Inventories at June 30, 2009 and December 31, 2008 consisted of the following:

	2009	2008
Raw materials	$108,852	$328,607
Work-in-progress	292,614	342,303
Finished goods	2,509,327	3,064,317
Total inventories	$2,910,793	$3,735,227

NOTE 4 BANK LOANS

Bank loans represent amounts due to various banks and are due on demand or normally within one year. These loans generally can be renewed with the banks. As of June 30, 2009 and December 31, 2008, short-term bank loans consisted of the following:

	2009	2008
Bank loan, interest rate at 0.4455% per month,
paid in full July 2009	$1,465,000
Bank loan, interest rate at 0.4455% per month,
due August 15, 2009	1,025,500
Bank loan, interest rate at 0.4455% per month,
due October 12, 2009	732,500
Bank loan, interest rate at 0.60225% per month,
paid in full, February 2009		$5,809,320
Bank loan, interest rate at 0.48825% per month,
paid in full, April 2009		733,500
Total bank loans	$3,223,000	$6,542,820

On July 31, 2008, Goldenway entered into a two-year revolving line of credit agreement with a PRC Bank, which allows the Company to borrow up to approximately $7.3 million (RMB50million). These borrowings are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chief Executive Officer. These borrowings are also collateralized by the Company’s property and plant. As of June 30, 2009, all bank loans are under this agreement and approximately $4 million was unused and available. The loan for $1,465,000 was repaid in July 2009. Also in July 2009 the Company borrowed an additional $4,102,000 under this agreement.

The bank loan for $733,500 that was due in December 2009 was collateralized by personal property of Mr. Kang. This loan was repaid in April 2009.

On June 30, 2009, HSBC bank approved a revolving credit facility amounting to $2.5 million to Perfect-Dream. The credit facility is guaranteed by the Company and by a personal guarantee from Mr. Kang. On July 3, 2009, Ever-Glory Apparel entered into a one-year revolving line of credit agreement for RMB40 million (approximately $5.9 million) with Nanjing Bank. The revolving line of credit is guaranteed by Jiangsu Ever-glory and by Goldenway.

Total interest expense on bank loans amounted to $85,970, $75,487, $180,355 and $144,346 for the three and six months ended June 30,2009 and 2008 respectively,

NOTE 5 INCOME TAX

PRC Pre-tax income for the three and six months ended June 30, 2009 and 2008 was taxable in the following jurisdictions.

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
PRC	$1,452,153	$2,252,166	$3,391,050	$4,383,252
Others	(10,358)	(618,673)	(49,426)	(1,264,759)
	$1,441,795	$1,633,493	$3,341,624	$3,118,493

The Company’s operating subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the “Income Tax Laws”).

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the old laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).

 The key changes are:

a.	The new standard EIT rate of 25% replaces the 33% rate applicable to both DES and FIEs, except for High-Tech companies that pay a reduced rate of 15%;

b.
Companies established before March 16, 2007 continue to enjoy tax holiday treatment approved by local governments for a grace period of either the next 5 years, or until the tax holiday term is completed, whichever is sooner.

Below is a summary of the income tax rate for each of our PRC subsidiaries in 2008 and 2009.

	Goldenway	New-Tailun	Catch-Luck	LA GO GO	Ever-Glory Apparel
2008	25.0%	12.5%	12.5%	25.0%	*
2009	25.0%	12.5%	12.5%	25.0%	25.0%

*Ever-Glory Apparel was established on January 6, 2009.

Income tax expense was $272,656, $284,809, $561,727, and $568,647 for the three and six months ended June 30, 2009 and 2008 respectively.

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three and six months ended June 30, 2009 and 2008:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
PRC Statutory Rate	25.0	25.0	25.0	25.0
Income tax exemption	(7.8)	(12.9)	(11.4)	(12.0)
Other	1.6		3.0
Effective income tax rate	18.8%	12.1%	16.6%	13.0%

Income tax expense for the three and six months ended June 30, 2009 and 2008 is as follows:

	For the three months ended June 30		For the six months ended June 30
	2009	2008	2009	2008
Current	$215,982	$284,809	$408,859	$568,647
Deferred	56,674	-	152,868	-
Income tax expense	$272,656	$284,809	$561,727	$568,647

NOTE 6 EARNINGS PER SHARE

Earnings per share is calculated as follows:

	For the three months ended June 30		For the six months ended June 30
	2009	2008	2009	2008
Net income attributable to the Company	$1,175,000	$1,349,304	$2,797,356	$2,546,597
Add: interest expense related to convertible notes		19,143		45,985
Subtract: Unamortized issuance costs and discount on convertible notes		(1,394,522)		(1,394,522)
Adjusted net income (loss) for calculating EPS-diluted	$1,175,000	$(26,075)	$2,797,356	$1,198,060

Weighted average number of common stock – Basic	13,548,498	11,710,865	13,539,909	11,580,273
Effect of dilutive securities:
Convertible notes		817,730		711,452
Weighted average number of common stock – Diluted	13,548,498	12,528,595	13,539,909	12,291,725

Earnings per share - basic	$0.09	$0.12	$0.21	$0.22
Earnings per share -diluted	$0.09	$0.00	$0.21	$0.10

At June 30, 2009, the Company had 913,182 warrants outstanding. For the three and six months ended June 30, 2009, these outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive as the average stock price was less than the exercise price of the warrants.  For the three and six months ended June 30, 2008, the average stock price was greater than the exercise prices of 968,163 warrants which resulted in additional weighted average common stock equivalents of 817,730 and 711,452, respectively.

NOTE 7 STOCKHOLDERS’ EQUITY

On March 13, 2009 and March 25, 2009, the Company issued an aggregate of 21,085 shares of common stock to the Company’s three independent directors as compensation for their services in the third and fourth quarters of 2008. The shares were valued at $1.05 per share, being the average market price of the common stock for the five trading days before the grant date.

On April 28, 2009, the Company issued 1,153,846 shares of restricted common stock to a related party as part of the consideration for the acquisition of Catch-Luck.

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

Sales and Cost of Sales to Related Parties

The Company sells products to Nanjing High-Tech Knitting & Weaving Technology Development Co., Ltd (“Nanjing Knitting”), a company controlled by Ever-Glory Hong Kong. Sales and related cost of sales in connection with Nanjing Knitting for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
Sales to Nanjing Knitting	$9,351	$67,461	$9,351	$492,563
Cost of Sales	$9,013	$58,636	$9,013	$461,384

Purchases of raw materials and sub contractor agreements with Related Parties

For the three and six months ended June 30 2009 and 2008, the Company purchased raw materials of $102,504, $20,404, $356,149, and $690,949, respectively, from Nanjing Knitting.

In addition, the Company sub-contracted certain manufacturing work to related companies totaling $677,007, $378,230, $903,658 and $390,648 for the three and six months ended June 30, 2009 and 2008, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Nanjing High-Tech Knitting & Weaving Technology Development Co., Ltd	$334,364	$56,501	$408,944	$68,919
Nanjing Ever-Kyowa Garment Washing Co., Ltd.,	342,643	321,729	494,714	321,729
	$677,007	$378,230	$903,658	$390,648

Amounts Due From Related Party

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by the Company’s Chief Executive Officer. Because of PRC government’s restrictions on the Company’s ability to directly import and export products, the Company utilizes Jiangsu Ever-Glory as its agent, to assist the Company with its import and export transactions and its international transportation projects. Import transactions primarily consist of purchases of raw materials and accessories designated by the Company’s customers for use in garment manufacture. Export transactions consist of the Company’s sales to foreign markets such as Japan, Europe and the United States. As the Company’s agent, Jiangsu Ever-Glory’s responsibilities include managing customs, inspection, transportation, insurance and collections on behalf of the Company. Jiangsu Ever-Glory also manages transactions denominated in currencies other than the Chinese RMB at rates of exchange agreed between the Company and Jiangsu Ever-Glory and based upon rates of exchange quoted by the People’s Bank of China. In return for these services, Jiangsu Ever-Glory charges the Company a fee of approximately 3% of export sales.  For import transactions, the Company may make advance payments, through Jiangsu Ever-Glory, for the raw material purchases, or Jiangsu Ever-Glory may make advance payments on the Company’s behalf. For export transactions, accounts receivable for export sales are remitted by the Company’s customers through Jiangsu Ever-Glory, who forwards the payments to the Company. The Company and Jiangsu Ever-Glory have agreed that balances from import and export transactions may be offset.  Amounts due to (from) Jiangsu Ever-Glory are typically settled within 60-90 days. Interest of 0.5% is charged on net amounts due at each month end. Interest income for the three and six months ended June 30, 2009 and 2008 was $160,912, $263,491, $45,197 and $75,464, respectively. Following is a summary of import and export transactions for the six months ended June 30, 2009:

	Accounts Receivable	Accounts Payable	Net
As of January 1,2009	$17,938,281	$6,372,707	$11,565,574
Sales/Purchases	$35,278,609	$17,810,230
Payments Received/Made	$36,011,653	$17,130,869
As of June 30,2009	$17,205,237	$7,052,068	$10,153,169

Approximately 54.5% of the receivable balance at June 30, 2009 was settled by July 31, 2009.

Accounts Payable and Other Payables – Related Parties

As of June 30, 2009 and December 31, 2008, accounts payables and other payables due to related parties were as follows:.

	2009	2008
Nanjing High-Tech Knitting & Weaving Technology Development Co., Ltd	$9,592
Ever-Glory Enterprise HK Limited	761,779	$754,589
Shanghai La Chapelle Garment and Accessories Company Limited	146,500
Total	$917,871	$754,589

The Company purchases raw materials from and subcontracts some of its production to related parties. Accounts payable to Nanjing Knitting was $9,592 at June 30, 2009.

As of June 30, 2009, $200,000 was due for the purchase of Catch-Luck and $561,779 was due for legal and professional fees paid by Ever-Glory Hong Kong on behalf of the Company.

As of December 31, 2008, $200,000 was due for the purchase of Catch-Luck and $554,589 was due for legal and professional fees paid by Ever-Glory Hong Kong on behalf of the Company.

In February 2009 LA GO GO borrowed $146,500 (RMB 1 million) from La Chapelle for operations. This loan is interest free and due on demand. Management expects to repay this loan in cash from operations within the next twelve months.

Long-Term Liability – Related Party

As of June 30, 2009 and December 31, 2008 the Company owed $2,718,614 and $2,660,085, respectively to Blue Power Holdings Limited, a company controlled by the Company’s Chief Executive Officer, Mr. Kang. Interest is charged at 6% per annum on the amounts due. The loans are due between July 2010 and April 2011. For the three and six months ended June 30, 2009 and 2008, the Company incurred interest expense of $29,264, $57,456, $58,529, and $116,571, respectively. The accrued interest is included in the carrying amount of the loan in the accompanying balance sheets.

NOTE 9 CONCENTRATIONS AND RISKS

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Based on management’s assessment of the amount of probable credit losses, if any, in existing accounts receivable, management has concluded that no allowance for doubtful accounts is necessary at June 30, 2009 and December 31, 2008 .. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of accounts receivable were incorrect, adjustments to the allowance may be required, which would reduce profitability.

For the six-month period ended June 30, 2009, the Company had one wholesale customer that represented approximately 34% of the Company’s revenues. For the three-month period ended June 30, 2009, the Company had one wholesale customer that represented approximately 31% of the Company’s revenues.  At June 30, 2009, approximately 26% of accounts receivable were due from this customer. For the six-month period ended June 30, 2008, the Company had two customers that represented approximately 32% and 11% of the Company’s revenues, respectively For the three-month period ended June 30, 2008, the Company had one customer that represented approximately 33% of the Company’s revenues. At June 30, 2008, approximately 30% of accounts receivable were due from this customer.

With respect to the Company’s wholesale business, during the three and six months ended June 30, 2009 and 2008 no supplier represented more than 10% of the total raw materials purchases.

The Company’s retail business LA GO GO, purchased 11% of its raw materials from one supplier during the six months ended June 30, 2009 and no one supplier supplied more than 10% of raw materials during the three months ended June 30, 2009.

With respect to the wholesale business, during the three months ended June 30, 2009 and 2008, the Company relied on one manufacturer for 18% and 21% of purchased finished goods, respectively. During the six months ended June 30, 2009 and 2008, the Company relied on one manufacturer for 20% and 16% of purchased finished goods, respectively.

With respect to the retail business, during the three months ended June 30, 2009 and 2008, the Company relied on two manufacturers for 16% and 17% of purchased finished goods, respectively. During the six months ended June 30, 2009 and 2008, the Company relied on two manufacturers for 12% each of purchased finished goods.

The Company’s revenue for the three and six months ended June 30, 2009 and 2008 were earned in the following geographic areas:

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
The People’s republic of China	$2,778,644	$2,154,952	$6,127,694	$4,070,295
Europe	12,239,668	14,279,799	23,477,126	27,253,854
Japan	2,551,998	3,313,527	7,241,702	5,813,499
United States	3,555,184	4,320,119	4,786,794	6,677,957
Total	$21,125,494	$24,068,397	$41,633,316	$43,815,605

NOTE 10 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)  Wholesale segment

(b)  Retail segment

The Company also provides general corporate services to its segments and these costs are reported as "corporate and others."

	Wholesale		Corporate and
	segment	Retail segment	others	Total
Six months ended June 30, 2009
Segment profit or loss:
Net revenue from external customers	$37,058,183	$4,565,782	$-	$41,623,965
Net revenue from related parties	$9,351			$9,351
Income from operations	$3,309,516	$(48,121)	$9,102	$3,270,497
Interest income	$264,686	$341	$1	$265,028
Interest expense	$180,355		$58,529	$238,884
Depreciation and amortization	$503,338	$483,803		$987,141
Income tax expense	$561,727	$-		$561,727
Segment assets:
Additions to property, plant and equipment	$62,943	$59,936		$122,879
Total assets	$50,164,239	$4,114,506	$46,622,794	$100,901,539

Six months ended June 30,2008
Segment profit or loss:
Net revenue from external customers	$42,950,044	$372,998	$-	$43,323,042
Net revenue from related parties	$492,563			$492,563
Income from operations	$4,385,586	$8,458	$(200,246)	$4,193,798
Interest income	$78,095	$2,374	$95	$80,564
Interest expense	$144,346		$1,064,608	$1,208,954
Depreciation and amortization	$381,239	$441		$381,680
Income tax expense	$565,939	$2,708		$568,647
Segment assets:
Additions to property, plant and equipment	$332,948	$24,747		$357,695
Total assets	$42,650,247	$2,527,329	$38,183,709	$83,361,285

The reconciliations of segment information to the Company’s consolidated totals were as follows:
	June 30,2009	June 30,2008
Revenues:
Total reportable segments	$41,633,316	$43,815,605
Elimination of intersegment revenues	-
Total consolidated	$41,633,316	$43,815,605
Income (loss) from operations:
Total segments	$3,270,497	$4,193,798
Elimination of intersegment profits	-	-
Total consolidated	$3,270,497	$4,193,798
Total assets:
Total segments	$100,901,539	$83,361,285
Elimination of intersegment receivables	$(53,768,652)	$(41,289,027)
Total consolidated	$47,132,887	$42,072,258

	Wholesale segment	Retail segment	Corporate and others	Total
Three months ended June 30,2009
Segment profit or loss:
Net revenue from external customers	$19,082,560	$2,033,583	$-	$21,116,143
Net revenue from related parties	$9,351	$-	$-	$9,351
Income from operations	$1,350,468	$(16,436)	$18,906	$1,352,938
Interest income	$161,458	$23	$-	$161,481
Interest expense	$85,970	$-	$29,264	$115,234
Depreciation and amortization	$252,462	$250,674	$-	$503,136
Income tax expense	$272,656	$-	$-	$272,656
Segment assets:
Additions to property, plant and equipment	$10,218	$58,617		$68,835
Total assets	$50,164,239	$4,114,506	$46,622,794	$100,901,539

Three months ended June 30,2008
Segment profit or loss:
Net revenue from external customers	$23,650,038	$252,800	$-	$23,902,838
Net revenue from related parties	$67,461	$-	$-	$67,461
Income from operations	$2,230,418	$(4,440)	$(63,034)	$2,162,944
Interest income	$46,214	$2,374	$2	$48,590
Interest expense	$75,487	$-	$555,639	$631,126
Depreciation and amortization	$194,791	$441	$-	$195,232
Income tax expense	$285,325	$(516)	$-	$284,809
Segment assets:
Additions to property, plant and equipment	$253,788	$19,574		$273,362
Total assets	$42,650,247	$2,527,329	$38,183,709	$83,361,285

The reconciliations of segment information to the Company’s consolidated totals were as follows:
	June 30,2009	June 30,2008
Revenues:
Total reportable segments	$21,125,494	$23,970,299
Elimination of intersegment revenues	-	$98,098
Total consolidated	$21,125,494	$24,068,397
Income (loss) from operations:
Total segments	$1,352,938	$2,162,944
Elimination of intersegment profits	-	-
Total consolidated	$1,352,938	$2,162,944
Total assets:
Total segments	$100,901,539	$83,361,285
Elimination of intersegment receivables	$(53,768,652)	$(41,289,027)
Total consolidated	$47,132,887	$42,072,258

NOTE 11 SUBSEQUENT EVENT

On July 16, 2009, the Company issued 11,742 shares of common stock to the Company’s three independent directors as compensation for their services in the first and second quarters of 2009. The shares were valued at $1.86 per share, being the average market price of the common stock for the five trading days prior to the June 30, 2009 grant date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2009 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Our Business

We are a leading apparel manufacturer, supplier and retailer in China, and the first Chinese apparel company listed on the NYSE Amex.
We classify our businesses into two segments: wholesale and retail. Our wholesale business consists of wholesale-channel sales made principally to established brands, department stores and specialty stores located throughout Europe, the U.S., Japan and the People’s Republic of China (PRC). We have a focus on well-known, middle-to-high grade casual wear, sportswear, and outerwear brands. Our retail business which consists of retail-channel sales directly to consumers through full-price retail stores located throughout the PRC.
Although we have our own manufacturing facilities, we currently outsource most of the manufacturing to our strategic alliances as part of our overall business strategy.  Outsourcing allows us to maximize our production capacity and maintain flexibility while reducing capital expenditures and the costs of keeping skilled workers on production lines during low season. Our management oversees the long-term contractors and inspects products manufactured by them to ensure that they meet our high quality control standards and timely delivery. Our annual production capacity including outsourcing orders is in excess of 12 million pieces.
On January 6, 2009, we established Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”) a wholly owned subsidiary of Goldenway. Ever-Glory Apparel is principally engaged in the import and export of apparel, fabric and accessories. In order to reduce related transaction, we have been gradually shifting our export and logistics business to Ever-glory Apparel step-by-step, We previously utilizes our affiliate Jiangsu Ever-Glory International Group Corporation to provide export and logistics services to us.
On March 23, 2009, Goldenway transferred all of its ownership interest in LA GO GO as described below to Ever-Glory Apparel

Wholesale Business

We conduct our original design manufacturing (ODM) operations through four wholly-owned subsidiaries which are located in the Nanjing Jiangning Economic and Technological Development Zone and Shang Fang Town in the Jiangning District in Nanjing, China: Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”), Goldenway Nanjing Garments Company Limited (“Goldenway”), Nanjing New-Talent Garments Company Limited (“New Talent”), and Nanjing Catch-Luck Garments Co., Ltd. (“Catch-Luck”).

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
Below is a summary of our store statistics:

	2Q2008	3Q2008	FY2008	1Q2009	2Q2009
Total stores	39	55	93	102	130
Total square meters	3,207	5,513	7,876	9,032	11,301
Sales per square meter per month	$51	$78	$137	$125	$73

Business Objectives

We believe the strength of our wholesale business is due to our consistent emphasis on innovative and distinct product designs with exceptional styling and quality. We maintain long-term relationships with a portfolio of well-known, middle to higher class global brands, a strong and experienced management team and a proven ability to design, market and distribute our own brand through fast-growing retail channels in a highly populated country.

Wholesale Business

The primary business objective for our wholesale segment is to expand our portfolio into higher class brands, expand our customer base and improve margins. Opportunities and continued investment initiatives include:
•	Expand the global sourcing network;
•	Invest in the overseas low-cost manufacturing base;
•	Focus on value and continue our Average Selling Price uptrend;
•	Emphasize product design and new technology utilization; and
•	Seek strategic acquisitions of international distributors that could enhance global sales and our distribution network

Retail Business

The business objective for our retail segment is to establish and create a leading brand of women’s apparel and to build a nationwide retail distribution channel in China. As of June 30, 2009 we operate 130 stores. In the first half of 2009 we opened 38 stores and expect to open between 80-100 stores in total during 2009. To date, we have only closed one location. Opportunities and continued investment initiatives include:
•	Becoming a multi-brand operator;
•	Build the LA GO GO brand to become a major Chinese mid-end mass market in women's wear;
•	Seek opportunities for long-term cooperation with reputable international brands to sell in our locations;
•	Facilitate the entry of international brands into the PRC market;
•	Expand the LA GO GO retail network;
•	Improve the LA GO GO retail store efficiency and increase same store sales;
•	Strengthen the LA GO GO brand promotion; and
•	Launch LA GO GO flagship stores in Tier-1 Cities and increase penetration and coverage in Tier-2 and Tier-3 Cities

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

Retail business

For store-in-store shops, we generally receive payments from the stores between 60-90 days following the time of register receipt. For our own stores, we receive payments at the same time as register receipt.

Global Economic Uncertainty

Our business is dependent on consumer demand for our products. We believe that the significant uncertainty in the global economy and a slowdown in the U.S. and the European economy have increased our clients’ sensitivity to the cost of our products as reflected in our revenues for the three and six months ended June 30, 2009 when compared to the same periods in 2008. We have experienced continued pricing pressure this year. If the global economic environment continues to be weak, these worsening economic conditions could have a negative impact on our sales growth and operating margins in our wholesale segment  this year.
In addition, economic conditions in the United States and in foreign markets in which we operate could substantially affect our sales and profitability and our cash position and collection of accounts receivable.  Global credit and capital markets have experienced unprecedented volatility and disruption. Business credit and liquidity have tightened in much of the world. Some of our suppliers and customers may face credit issues and could experience cash flow problems and other financial hardships. These factors currently have not had an impact on the timeliness of receivable collections from our customers. We cannot predict at this point in time how this situation will develop and whether accounts receivable may need to be allowed or  written off in the coming quarter.

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

Estimates and Assumptions

In preparing our consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates in 2009 and 2008 include the estimated residual value and useful lives of property and equipment, and the assumptions we made when we used the Black-Scholes option price model to value the warrants granted.

Inventory

Inventories, consisting of raw materials, work-in-process and finished goods related to our products are stated at the lower of cost or market utilizing the specific identification method.
Details regarding our use of these policies and the related estimates are described in the accompanying notes to the Condensed Consolidated Financial Statements. There have been no material changes to our critical accounting policies that impacted our financial condition or results of operations.

Recent Accounting Pronouncements

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in China (Renminbi). Adoption of EITF No. 07-5 did not have a material impact on our condensed consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS 141(R)”), which addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. In April 2009, FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which amended certain provisions of SFAS 141(R) related to the recognition, measurement, and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies. We adopted SFAS 141(R) and FSP FAS 141(R)-1 on January 1, 2009. Adoption of this standard did not have a material impact on our condensed consolidated financial statements, as we did not enter into a business combination during the six months ended June 30, 2009.
In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments", or FSP 107-1, which requires that the fair value disclosures required for all financial instruments within the scope of SFAS 107, "Disclosures about Fair Value of Financial Instruments", be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 was effective for interim periods ending after June 15, 2009, with early adoption permitted. The adoption of FSP 107-1 did not have a material impact on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), which addresses the accounting and reporting framework for noncontrolling interests by a parent company. SFAS 160 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. SFAS 160 became effective in the first quarter of 2009, which resulted in reporting noncontrolling interest as a component of equity in the condensed consolidated balance sheets and below income tax expense in the condensed consolidated statements of operations. In addition, the provisions of SFAS 160 require that minority interest be renamed noncontrolling interests and that a company present a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented. We adopted SFAS 160 on January 1, 2009. As a result, we has reclassified financial statement line items within the our condensed consolidated balance sheets and statements of operations and comprehensive income for the prior periods to conform with this standard.
In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on our condensed consolidated financial statements.

Results of Operations for the three months ended June 30, 2009

The following table summarizes our results of operations for the three months ended June 30, 2009 and 2008. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three months ended June 30
	2009		2008
	(in U.S. Dollars, except for percentages)
Sales	$21,125,494	100.0%	$24,068,397	100.0%
Gross Profit	$4,507,561	21.3	$4,353,837	18.1
Operating Expenses	$3,154,623	14.9	$2,190,893	9.1
Income From Operations	$1,352,938	6.4	$2,162,944	9.0
Other Income (Expenses)	$88,857	0.4	$(529,451)	(2.2)
Income Tax Expense	$272,656	1.3	$284,809	1.2
Net Income	$1,169,139	5.5%	$1,348,684	5.6%

Revenue
The following table sets forth a breakdown of our total sales, by region, for the three months ended June 30, 2009 and 2008.

	Three months ended June 30,2009	% of total sales	Three months ended June 30,2008	% of total sales	Growth(Decrease) in 2009 compared with 2008
Wholesale business
The People’s Republic of China	$746,939	3.5%	$1,902,952	7.9%	(60.7)%
Europe	12,239,668	57.9%	14,279,241	59.3%	(14.3)
Japan	2,551,999	12.1%	3,313,527	13.8%	(23.0)
United States	3,555,184	16.8%	4,320,119	17.9%	(17.7)
Sub total	19,093,790	90.4%	23,815,839	99.0%	(19.8)
Retail business	2,031,704	9.6%	252,558	1.0%	704.5
Total	$21,125,494	100.0%	$24,068,397	100.0%	(12.2)%

We generate revenues primarily from our wholesale business mainly from international markets. We also generate revenues from our retail business from the Chinese domestic market focusing on our own apparel brand: LA GO GO.
Total sales for the three months ended June 30, 2009 were $21,125,494, a decrease of 12.2% from the three months ended June 30, 2008. Although sales in our retail business increased significantly during the second quarter of 2009, sales in our wholesale business decreased 19.8% due to the global economic slowdown.
Sales to customers in Europe were $12.2 million or, 57.9% of our total sales for the three months ended June 30, 2009, a decrease of 14.3% compared to the three months ended June 30, 2008. The decrease was primarily due to one major customer reducing its orders because of the weak economic environment.

Sales to customers in the U.S. were $3.6 million, or 16.8%, of our total sales for the three months ended June 30, 2009, a decrease of 17.7% compared to the three months ended June 30, 2008. Although one customer in the U.S. increased orders significantly during the quarter, two customers reduced their orders because of the weak economic environment.

Sales to customers in Japan were $2.6 million, or 12.1%, of our total sales for the three months ended June 30, 2009, a decrease of 23.0% compared to the three months ended June 30, 2008. The decrease was due to decreased orders from one customer in the Japanese market in the quarter as more orders were shipped in the first quarter of this year.
Sales to customers in the Chinese market were $0.75 million, or 3.5% of our total sales for the three months ended June 30, 2009, a decrease of 60.7% compared to the three months ended June 30, 2008. The decrease was attributable to fewer orders from existing customers in Hong Kong who resell to customers in the U.S.
Sales generated from our retail business contributed 9.6% or $2.0 million of our total sales for the three months ended June 30, 2009, compared to $0.25 million in the three months ended June 30, 2008. In the second quarter of 2009 we opened 29 new LA GO GO stores and closed one store.

Costs and Expenses
Cost of Sales and Gross Margin
Cost of goods sold includes direct material cost, direct labor cost, and manufacturing overhead, which includes depreciation of production equipment, consistent with the revenue earned, as well as rent for store space used by our retail business.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30,				Growth(Decrease)
	2009		2008		2009 compared with
	(in U.S. dollars, except for percentages)				2008
Wholesale sales	$19,093,790	100.0%	$23,815,839	100.0%	(19.8)%
Raw Materials	8,891,599	46.6	11,513,573	48.3	(22.8)
Labor	827,463	4.3	778,921	3.3	6.2
Outsourced Production Costs	5,547,458	29.1	7,071,341	29.7	(21.6)
Other and Overhead	230,296	1.2	268,473	1.1	(14.2)
Total Cost of Sales for Wholesale	15,496,817	81.2	19,632,308	82.4	(21.1)
Gross Profit for Wholesale	3,596,973	18.8	4,183,531	17.6	(14.0)
Net Sales for Retail	2,031,704	100.0	252,558	100.0	704.5
Production Costs	454,874	22.4	82,252	32.6	453.0
Rent	666,243	32.8	0	0.0
Total Cost of Sales for Retail	1,121,116	55.2	82,252	32.6	1,263.0
Gross Profit for Retail	910,588	44.8	170,306	67.4	434.7
Total Cost of Sales	16,617,933	78.7	19,714,560	81.9	(15.7)
Gross Profit	$4,507,561	21.3%	$4,353,837	18.1%	3.5%

There are two operational patterns in our apparel making and trading business i.e. CMT and FOB as they are generally called. Under the CMT(abbreviation of Cutting, Making and Trim) mode, our buyers supply us with main raw materials, and we charge them for production, where the pressure of cash flow is alleviated and risks are reduced. Because no material supplied by the buyers is included in the pricing, only production charges account for the sales volume. As a result the sales volume appears low while the gross profit is higher. FOB is a generally adopted business mode where the price is composed of both raw material and production charges.
Total raw materials costs decreased 22.8% to $8.9 million in the quarter ended June 30, 2009 versus $11.5 million in the quarter ended June 30, 2008. As a percent of sales, raw materials cost for our wholesale business accounted for 46.6% of our total wholesale sales in the three months ended June 30, 2009, a decrease of 170 basis points compared to the three months ended June 30, 2008. This decrease was primarily due to our recently implemented centralized purchasing function to increase our negotiating power with our raw material suppliers. In addition, raw material costs decreased as we increased our CMT orders during the quarter.

Total labor costs increased 6.2% to $0.83 million in the three months ended June 30, 2009 versus $0.78 million in the three months ended June 30, 2008. As a percent of sales, labor costs for our wholesale business accounted for 4.3% of our total wholesale sales in the three months ended June 30, 2009, an increase of 100 basis points compared to the three months ended June 30, 2008. This increase was primarily due to increased CMT orders during the quarter.
Total outsourced production costs decreased 21.6% to $5.5 million in the three months ended June 30, 2009 versus $7.1 million in the three months ended June 30, 2008. This decrease was primarily due to decreased sales during the quarter. As a percent of sales, outsourced production costs for our wholesale business accounted for 29.1% of our total sales in the three months ended June 30, 2009, a decrease of 60 basis points compared to the three months ended June 30, 2008.
Total other costs and overhead decreased 14.2% to $0.23 million in the three months ended June 30, 2009 versus $0.27 million the three months ended June 30, 2008. As a percent of sales, overhead and other expenses for our wholesale business accounted for 1.2% of our total sales in the three months ended June 30, 2009, a modest increase compared to the three months ended June 30, 2008.

Production costs for our retail business were $0.45 million or 22.4% of our total retail sales in the three months ended June 30, 2009. Rent costs for our retail business were $0.67 million or 32.8% of our total retail sales in the three months ended June 30, 2009. A quarter over quarter comparison is not meaningful as the retail operation was only a small part of the business in the second quarter of 2008.
Total cost of sales for the three months ended June 30, 2009 was $16.6 million, a decrease of 15.7% compared to the three months ended June 30, 2008. As a percentage of total sales, our cost of sales decreased to 78.7% of total sales for the three months ended June 30, 2009, compared to 81.9% of total sales in the three months ended June 30, 2008. Consequently, gross margins increased to 21.3% for the three months ended June 30, 2009 from 18.1% in the three months ended June 30, 2008.

Gross profit in our wholesale business for the three months ended June 30, 2009 was $3.6 million, a decrease of 14.1% compared to the three months ended June 30, 2008. Gross margin was 18.8% for our wholesale business for the three months ended June 30, 2009 an increase of 1.2% compared to the three months ended June 30, 2008. The increase in our gross margin was primarily due to the increase in CMT orders versus FOB orders in the three months ended June 30, 2009 compared to the three months ended June 30, 2008.
Gross profit in our retail business for the three months ended June 30, 2009 was $0.90 million and gross margin was 44.8%. A year over year comparison for retail is not meaningful given that this business was only a small part of the business in the second quarter of 2008.

Selling, General and Administrative (SG&A) Expenses
Our selling expenses consist primarily of freight-out, unloading costs and product inspection charges.

Our general and administrative (G&A) expenses consist primarily of payroll for executive, finance, accounting, and human resources personnel, office expenses and professional fees.

	For the three months ended June 30,				Increase
	2009		2008		(Decrease)
	(in U.S. Dollars, except for percentages)
Gross Profit	$4,507,561	21.3%	$4,353,837	18.1%	3.53%
Operating Expenses:
Selling Expenses	865,341	4.1	368,564	1.5	134.79
General and Administrative Expenses	2,289,282	10.8	1,822,329	7.6	25.62
Total	3,154,623	14.9	2,190,893	9.1	43.99
Income from Operations	$1,352,938	6.4%	2,162,944	9.0%	(37.45)%

Selling expenses were $0.87 million in the three months ended June 30, 2009 an increase of 134.8% or $0.50 million compared to the three months ended June 30, 2008. The increase was attributable to increased salaries for retail staff of $0.28 million and $0.32 million of renovation and marketing expenses associated with the promotion of LA GO GO.
G&A expenses were $2.3 million in the three months ended June 30, 2009 an increase of 25.6% or $0.47 million compared to the three months ended June 30, 2008. The increase was partially due to increased payroll for additional management, design and marketing staff as a result of our business expansion.

Income from Operations
Income from operations decreased 37.4% to $1.4 million for the three months ended June 30, 2009 from $2.2 million in three months ended June 30, 2008.

Interest Expense
Interest expense was $0.12 million for the three months ended June 30, 2009, a decrease of 81.7% compared to the same period of 2008. This decrease was mainly due to the conversion of convertible notes into common stock in 2008.

Income Tax Expenses
Income tax expense was $0.27 million for the three months ended June 30, 2009 a slight decrease compared to the same period of 2008.
Our PRC subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (“the Income Tax Laws”). Each of our consolidating entities files its own separate tax return.

Below is a summary of the income tax rate for each of our PRC subsidiaries in 2008 and 2009.

	Goldenway	New-Tailun	Catch-Luck	LA GO GO	Ever-Glory Apparel
2008	25.0%	12.5%	12.5%	25.0%	*
2009	25.0%	12.5%	12.5%	25.0%	25.0%

*Ever-Glory Apparel was established on January 6, 2009.

Perfect Dream was incorporated in the British Virgin Islands on July 1, 2004, and has no income tax.

Ever-Glory International Group Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes through June 30, 2009. The net operating loss carry forwards for United States income taxes may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2029. Management believes that the realization of the benefits from these losses appears uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we have provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.

Net Income
Net income was $1.2 million for the three months ended June 30, 2009, a decrease of 13.3% compared to the three months ended June 30, 2008. Our diluted earnings per share were $0.09 and $0.00 for the three months ended June 30, 2009 and 2008, respectively.

Results of Operations for the six months ended June 30, 2009

The following table summarizes our results of operations for the six months ended June 30, 2009 and 2008. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Six months ended June 30
	2009		2008
	(in U.S. Dollars, except for percentages)
Sales	$41,633,316	100.0%	$43,815,605	100.0%
Gross Profit	$9,221,716	22.1	$8,074,873	18.4
Operating Expenses	$5,951,219	14.3	$3,881,075	8.9
Income From Operations	$3,270,497	7.9	$4,193,798	9.6
Other Income(Expenses)	$71,127	0.2	$(1,075,305)	(2.5)
Income Tax Expense	$561,727	1.3	$568,647	1.3
Net Income	$2,779,897	6.7%	$2,549,846	5.8%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the six months ended June 31, 2009 and 2008.

	Six months ended June 30,2009	% of total sales	Six months ended June 30,2008	% of total sales	Growth(Decrease) in 2009 compared with 2008
Wholesale business
The People’s Republic of China	$1,563,791	3.8%	$3,697,539	8.4%	(57.7)%
Europe	23,477,126	56.4%	27,253,854	62.2%	(13.9)
Japan	7,241,703	17.4%	5,813,499	13.3%	24.6
United States	4,786,794	11.5%	6,677,957	15.2%	(28.3)
Sub total	37,069,413	89.0%	43,442,849	99.1%	(14.7)
Retail business	4,563,903	11.0%	372,756	0.9%	1,124.4
Total	$41,633,316	100.0%	$43,815,605	100.0%	(5.0)%

Sales for the six months ended June 30, 2009 were $41.6 million, a decrease of 5.0%, from the six months ended June 30, 2008. Although sales in our retail business increased significantly during the first six months of 2009, sales in our wholesale business decreased 14.7% due to the global economic slowdown.
Sales to customers in Europe were $23.5 million, or 56.4% of our total sales for the six months ended June 30, 2009, a decrease of 13.9% compared to the six months ended June 30, 2008. The decrease was primarily due to two major customers reducing their orders because of the weak economic environment.

Sales to customers in the U.S. were $4.8 million, or 11.5%, of our total sales for the six months ended June 30, 2009, a decrease of 28.3% compared to the six months ended June 30, 2008. Although we got more orders from two major U.S. customers, other customers in the U.S decreased their orders because of the weak economic environment.
Sales to customers in Japan were $7.2 million, or 17.4% ,of our total sales for the six months ended June 30, 2009, an increase of 24.6% compared to the six months ended June 30, 2008. The increase was attributable to increased orders from premium brands in the Japanese market.
Sales to customers in the Chinese market were $1.6 million or 3.8%, of our total sales for the six months ended June 30, 2009, a decrease of 57.7% compared to the six months ended June 30, 2008. The decrease was attributable to fewer orders from existing customers in Hong Kong who resell to customers in the U.S.
Sales generated from our retail business contributed 11.0% or $4.6 million, of our total sales for the six months ended June 30, 2009, compared to $0.37 million in the six months ended June 30, 2008. In the first two quarter of 2009 we opened 38 new LA GO GO stores. As of June 30, 2009, we had 130 LA GO GO retail stores open and average revenue per store was approximately $8,200per month.

Costs and Expenses

Cost of Sales and Gross Margin

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,				Growth(Decrease)
	2009		2008		in 2009 compared
	(in U.S. dollars, except for percentages)				with 2008
Wholesale Sales	$37,069,413	100.0%	$43,442,847	100.0%	(14.7)%
Raw Materials	16,055,181	43.3	21,124,898	48.6	(24.0)
Labor	1,457,727	3.9	1,383,333	3.2	5.4
Outsourced Production Costs	11,677,248	31.5	12,553,965	28.9	(7.0)
Other and Overhead	403,640	1.1	560,210	1.3	(27.9)
Total Cost of Sales for Wholesale	29,593,797	79.8	35,622,406	82.0	(16.9)
Gross Profit for Wholesale	7,475,616	20.2	7,820,441	18.0	(4.4)
Net Sales for Retail	4,563,903	100.0	372,756	100.0	1,124.4
Production Costs	1,114,521	24.4	118,326	31.7	841.9
Rent	1,703,282	37.3	0	0.0
Total Cost of Sales for Retail	2,817,803	61.7	118,326	31.7	2,281.4
Gross Profit for Retail	1,746,100	38.3	254,430	68.3	586.3
Total Cost of Sales	32,411,600	77.9	35,740,732	81.6	(9.3)
Gross Profit	$9,221,716	22.1%	$8,074,871	18.4%	14.2%

Total raw materials costs decreased 24.0% to $16.1 million in the six months ended June 30, 2009 versus $21.1 million in the six months ended June 30, 2008. As a percent of sales, raw materials cost for our wholesale business accounted for 43.3% of our total sales in the six months ended June 30, 2009, a decrease of 530 basis points compared to the six months ended June 30, 2008. This decrease was primarily due to our recently implemented centralized purchasing function to increase our negotiation power and the increased CMT orders in the second quarter.
Total labor costs increased 5.4% to $1.5 million in the six months ended June 30, 2009 versus $1.4 million in the six months ended June 30, 2008. As a percent of sales, labor costs for our wholesale business accounted for 3.9% of our total sales in the six months ended June 30, 2009, an increase of 70 basis points compared to the six months ended June 30, 2008.
Total outsource production costs for our wholesale business decreased 7.0% to $11.7 million in the six months ended June 30, 2009 versus $12.6 million in the six months ended June 30, 2008. As a percent of sales, outsource production costs were 31.5% of our total sales in the six months ended June 30, 2009, a 260 basis point increase compared to the six months ended June 30, 2008. This decrease in total costs was primarily due lower sales volume this year, while the increase as a percent of sales was primarily due a strategic decision to outsource more wholesale production
Overhead and other expenses for our wholesale business accounted for 1.1% of our total sales in the six months ended June 30, 2009, compared to 1.3% of total sales in the six months ended March 31, 2008. This decrease was due to better expense controls.
Production costs for our retail business were to $1.1 million for the six months ended June 30, 2009. As a percent of sales, retail production costs accounted for 24.4% of our total sales in the six months ended June 30, 2009, Rent costs for our retail business were $ 1.7 million for the six months ended June 30, 2009. As a percent of sales, rent costs accounted for 37.3% of total sales in the six months ended June 30, 2009. A year over year comparison is not meaningful as the retail operation was only a small part of the business in the first half of 2008.

Total cost of sales for the six months ended June 30, 2009 was $32.4 million, a decrease of 9.3% compared to the same period of 2008. As a percentage of total sales, cost of sales decreased to 77.9% of total sales for the six months ended June 30, 2009, compared to 81.6% of total sales in the six months ended June 30, 2008. Consequently, gross margin increased to 22.1% for the six months ended June 30, 2009 from 18.4% in the six months ended June 30, 2008.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. For our wholesale business, purchases from our five largest suppliers represented approximately 24.3% and 24.0% of raw materials purchases for the six months ended June 30, 2009 and 2008, respectively. No one supplier provided more than 10% of our raw materials purchases for both the six months ended June 30, 2009 and 2008. For our retail business, purchases from our five largest suppliers represented approximately 39.7% of raw materials purchases for the six months ended June 30, 2009. One supplier provided 10.6% of our total purchases for the six months ended June 30, 2009. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.
We also purchase finished goods from contract manufacturers. For our wholesale business, purchases from our five largest contract manufacturers represented approximately 41.5% and 38.8% of finished goods purchases for the six months ended June 30, 2009 and 2008, respectively. One contract manufacturer provided approximately 19.8% and 16.3% of our finished goods purchases for the six months ended June 30, 2009 and 2008, respectively. For our retail business, our five largest contract manufacturers represented approximately 39.0% of finished goods purchases for the six months ended June 30, 2009. Two contract manufacturers provided 11.7% and 11.6% of our finished goods purchases for the six months ended June 30, 2009. We have not experienced difficulty in obtaining finished products from our contract manufacturers and we believe we maintain good relationships with our contract manufacturers.

Gross profit in our wholesale business for the six months ended June 30, 2009 was $7.5 million, a decrease of 4.4% over 2008. Gross margin was 20.2% for our wholesale business for the six months ended June 30, 2009 an increase of 2.2% compared to the six months ended June 30, 2008. The increase in our gross margin was primarily due to the increase in CMT orders versus FOB orders in 2009.
Gross profit in our retail business for the six months ended June 30, 2009 was $1.7 million and gross margin was 38.3%. A year over year comparison for retail is not meaningful given that this business was only a small part of our business in the second quarter of 2008.

Selling, General and Administrative (SG&A) Expenses
Our selling expenses and general and administrative (G&A) expenses for the six months ended June 30, 2009 and 2008 are as follows:

	For the six months ended June 30,
	2009		2008		Increase (Decrease)
	(in U.S. Dollars, except for percentages)
Gross Profit	$9,221,716	22.1%	$8,074,873	18.4%	14.2%
Operating Expenses:
Selling Expenses	1,805,815	4.3	646,092	1.5	179.5
General and Administrative Expenses	4,145,404	10.0	3,234,983	7.4	28.1
Total	5,951,219	14.3	3,881,075	8.9	53.3
Income from Operations	$3,270,497	7.9%	4,193,798	9.6%	(22.0)%

Selling expenses were $1.8 million in the six months ended June 30, 2009 an increase of 179.5% or $1.16 million compared to the six months ended June 30, 2008. The increase was attributable to increased salaries for retail staff of $0.57 million and $0.63 million of renovation and marketing expenses associated with the promotion of LA GO GO.
G&A expenses were $4.1 million in the six months ended June 30, 2009 an increase of 28.1% or $0.91 compared to the six months ended June 30, 2008. The increase was partially due to increased payroll for additional management, design and marketing staff as a result of our business expansion.

Income from Operations
Income from operations decreased 22.0% to $3.3 million for the six months ended June 30, 2009 from $4.2 million in six months ended June 30, 2008.

Interest Expense
Interest expense was $0.24 million for the six months ended June 30, 2009, a decrease of 80.2% compared to the same period of 2008. This decrease was mainly due to the conversion of convertible notes into common stock in 2008.

Income Tax Expense
Income tax expense for the six months ended June 30, 2009 was $0.56 million, a slight decrease compared to the same period of 2008.

Net Income
Net income for the six months ended June 30, 2009 was $2.8 million, an increase of 9.0% compared to the same period of 2008. Our diluted earnings per share were $0.21 and $0.10 for the six months ended June 30, 2009 and 2008, respectively.

Noncontrolling Interest
On January 9, 2008, Goldenway entered into an Agreement with La Chapelle to form a joint venture to develop, promote and market a new line of women’s wear in China. Goldenway agreed to initially invest RMB 6 Million (approximately $826,200) in cash, and La Chapelle agreed to invest RMB 4 Million (approximately $553,040) in cash, for a 60%- and 40%- interest in the joint venture, respectively. The joint venture is included in the Company’s consolidated financial statements beginning in 2008, and the 40% interest held by La Chapelle is classified as noncontrolling interest. As of June 30, 2009, the noncontrolling interest was $564,478..

Summary of Cash Flows
Net cash provided by operating activities for the six months ended June 30, 2009 was $2,983,193 compared with net cash provided by operating activities of $3,338,211 during the six months ended June 30, 2008. This decrease was mainly attributable to increased accounts receivable as we are allowing longer collection periods for our long-term customers with good payment track records.
Net cash used in investing activities was $116,069 for the six months ended June 30, 2009, compared with $1,742,234 during the six months ended June 30, 2008. On January 9, 2008, Goldenway entered into a Capital Contribution Agreement with La Chapelle, pursuant to which Goldenway invested $1,397,700 in cash (RMB 10 million) in La Chapelle for a 10% ownership interest in La Chapelle.
Net cash used in financing activities was $3,312,482 for the six months ended June 30, 2009, compared with cash used in financing activities of $740,861 during the six months ended June 30, 2008. In 2009 we repaid $9,908,132 of bank loans while receiving proceeds from loans from the bank of $6,595,650. In 2008 we repaid $1,990,000 to Blue Power Holding Ltd, offset by $553,040 from La Chapelle’s investment in LA GO GO.

Liquidity and Capital Resources
As of June 30, 2009, we had cash and cash equivalents of $993,869, other current assets of $29,214,177 and current liabilities of $13,349,259. We presently finance our operations primarily from cash flow from operations and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs.
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
On July 31, 2008, Goldenway entered into credit agreements with a PRC Bank which allow the Company to borrow up to $7.3 million (RMB50million) for a 24 month period. Bank loans are secured by our facilities and are used to fund daily operations. As of June 30, 2009, we had borrowed approximately $3.2 million which matures in July, August and October 2009, at an interest rate of 5.35% per annum. The maturity of these borrowings can be extended at our option. On December 8, 2008, Goldenway borrowed approximately $733,500 which was to mature on December 7, 2009, and bore an interest rate of 5.86% per annum and was secured by our CEO’s personal property. The loan could be extended at our option. We repaid the loan in April 2009.
On June 30, 2009, HSBC bank approved a revolving credit facility amounting to $2.5 million to Perfect-Dream. On July 3, 2009, Ever-Glory Apparel entered into one-year line of credit agreement for RMB40 million (approximately $5.9 million) with Nanjing Bank.
Long-term Loan

As of June 30, 2009, the long-term loan to Blue Power was $2,718,614. Interest accrued on the loan to Blue power totaled $29,264 and $58,529 for the three and six months ended June 30,2009.

Capital Commitments
We have a continuing program for the purpose of improving our manufacturing facilities. We anticipate that cash flows from operations and borrowings from banks will be used to pay for these capital commitments.

The Articles of Association of our Goldenway subsidiary required that registered capital of approximately $17.5 million should be paid by Perfect Dream before December 31, 2009. On July 6, 2009, we obtained the approval from the government allowing the Company to decrease the registered capital from $17.5 million to $12.5 million.  As of June 30, 2009, we had fulfilled our $12.5 million registered capital obligation.

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
As of June 30, 2009, we had access to a $7.3 million a line of credit. Of this line of credit, $4.1 million was unused and is currently available. This credit facility does not include any covenants.

Foreign Currency Translation Risk
Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004 the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of June 30, 2009, the market foreign exchange rate had increased to 6.83 RMB to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future, and will pass some of the increased cost to our customers.
In addition, the financial statements of Goldenway, New-Talent, Catch-Luck Ever-Glory Apparel and LA GO GO (whose functional currency is the RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All exchange differences are recorded within equity. The foreign currency translation (loss) gain for the three months ended June 30, 2009 and 2008 was ($43,166) and $611,354, respectively. The foreign currency translation (loss) gain for the six months ended June 30, 2009 and 2008 was ($87,374) and $1,711,238, respectively.

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. On June 30, 2009, we had approximately $993,869 in cash and cash equivalents. A hypothetical 5% increase or decrease in either short term or long term interest rates would not have any material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates. We pay our suppliers and employees in Chinese RMB, however, we sell to customers in the U.S., Japan and Europe and we generate sales in U.S. Dollars Euros and British Pounds. Accordingly, our business has substantial exposure to changes in exchange rates between and among the Chinese RMB, the U.S. Dollar,the Euro and the British Pound. In the last decade, the RMB has been pegged at 8.2765 RMB to one U.S. Dollar. On July 21, 2005 it was revalued to 8.11 per U.S. Dollar. Following the removal of the peg to the U.S. Dollar and pressure from the United States, the People’s Bank of China also announced that the RMB would be pegged to a basket of foreign currencies, rather than being strictly tied to the U.S. Dollar, and would be allowed to float trade within a narrow 0.3% daily band against this basket of currencies. The PRC government has stated that the basket is dominated by the U.S. Dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British Pound, Thai Baht, Russian Ruble, Australian Dollar, Canadian Dollar and Singapore Dollar. There can be no assurance that the relationship between the RMB and these currencies will remain stable over time, especially in light of the significant political pressure on the Chinese government to permit the free flotation of the RMB, which could result in greater and more frequent fluctuations in the exchange rate between the RMB, the U.S. Dollar and the Euro. On June 30, 2009, the exchange rate between the RMB and U.S. Dollar was 6.83RMB to one U.S. Dollar. For additional discussion regarding our foreign currency risk, see the section titled Risk Factors in the Annual Report on Form 10-K for fiscal year ended on December 31, 2008.Fluctuation in the value of Chinese RMB relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”)  is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2009, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There has been no material changes in the information provided in Item 1A of Form 10-K Annual Report for the year ended December 31,2008 filed with the SEC on March 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description
10.1
Letter regarding Banking Facility between HSBC Bank (China) Company Limited Shanghai Branch and Perfect Dream Limited dated June 30, 2009 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed July 8, 2009);

10.2	Limited Guaranty provided by Ever-Glory International Group, Inc dated June 30, 2009 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed July 8, 2009);

10.3	Personal Guaranty provided by Edward Yihua Kang dated June 30, 2009 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed July 8, 2009);

10.4
Revolving Line of Credit Agreement between Ever-Glory International Group Apparel Inc. and Bank of Nanjing Co. Ltd. dated July 3, 2009 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed July 9, 2009);

10.5
Guaranty Agreement between Jiangsu Ever-Glory International Group Corporation and Bank of Nanjing Co. Ltd. dated July 3, 2009 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed July 9, 2009);

10.6
Guaranty Agreement between  Goldenway Nanjing Garment Co. Ltd. and Bank of Nanjing Co. Ltd. dated July 3, 2009 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed July 9, 2009);

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 6, 2009	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yan Guo
Yan Guo
Chief Financial Officer
(Principal Financial and Accounting Officer)