Form 10-Q
period 2009-09-30
Ever-Glory International Group, Inc.
filed 2009-11-09
CIK 943184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

(626) 859-6638
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
Yes  ☐  No ☒
As of November  8, 2009, 13,560,240 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

	September 30,	December 31,
	2009	2008
	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,561,116	$1,445,363
Accounts receivable	14,590,133	9,485,338
Inventories	7,232,455	3,735,227
Value added tax receivable	802,120	-
Other receivables and prepaid expenses	480,667	945,191
Advances on inventory purchases	381,850	288,256
Amounts due from related party	10,475,672	11,565,574
Total Current Assets	37,524,013	27,464,949

LAND USE RIGHT, NET	2,805,175	2,854,508
PROPERTY AND EQUIPMENT, NET	12,574,798	12,494,452
INVESTMENT AT COST	1,467,000	1,467,000
TOTAL ASSETS	$54,370,986	$44,280,909

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Bank loans	$5,398,560	$6,542,820
Loan from related party -short term	500,000
Accounts payable	9,682,539	3,620,543
Accounts payable and other payables- related parties	739,437	754,589
Other payables and accrued liabilities	1,943,983	1,683,977
Value added and other taxes payable	371,655	368,807
Income tax payable	118,921	257,946
Deferred tax liabilities	304,670	80,009
Total Current Liabilities	19,059,765	13,308,691

LONG-TERM LIABILITIES
Loan from related party	2,247,879	2,660,085
TOTAL LIABILITIES	21,307,644	15,968,776

COMMITMENTS AND CONTINGENCIES

EQUITY
Stockholders' equity of the Company
Preferred stock ($.001 par value, authorized 5,000,000 shares,
no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares,
13,560,240 and 12,373,567 shares issued and outstanding
as of September 30,2009 and December 31, 2008, respectively)	13,560	12,374
Additional paid-in capital	4,592,971	4,549,004
Retained earnings	20,541,793	15,807,539
Statutory reserve	3,437,379	3,437,379
Accumulated other comprehensive income	3,919,913	3,956,860
Total Stockholders' Equity of the Company	32,505,616	27,763,156
Noncontrolling interest	557,726	548,977
Total Equity	33,063,342	28,312,133
TOTAL LIABILITIES AND EQUITY	$54,370,986	$44,280,909

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

NET SALES
Related parties	$66,221	$17,582	$75,572	$510,145
Third parties	24,870,500	31,867,994	66,494,465	75,191,036
Total net sales	24,936,721	31,885,576	66,570,037	75,701,181

COST OF SALES
Related parties	38,281	10,989	47,294	472,373
Third parties	20,264,735	27,284,216	52,667,322	62,563,564
Total cost of sales	20,303,016	27,295,205	52,714,616	63,035,937

GROSS PROFIT	4,633,705	4,590,371	13,855,421	12,665,244

OPERATING EXPENSES
Selling expenses	1,097,840	563,971	2,903,655	1,210,063
General and administrative expenses	1,562,382	1,683,713	5,707,786	4,918,696
Total Operating Expenses	2,660,222	2,247,684	8,611,441	6,128,759

INCOME FROM OPERATIONS	1,973,483	2,342,687	5,243,980	6,536,485

OTHER INCOME (EXPENSES)
Interest income	180,089	41,052	445,117	121,616
Interest expense	(94,016)	(1,468,592)	(332,900)	(2,677,546)
Other income	269	571	45,252	53,656
Total Other Income (Expenses)	86,342	(1,426,969)	157,469	(2,502,274)

INCOME BEFORE INCOME TAX EXPENSE	2,059,825	915,718	5,401,449	4,034,211

INCOME TAX EXPENSE	(130,479)	(273,203)	(692,206)	(841,850)

NET INCOME	1,929,346	642,515	4,709,243	3,192,361

ADD: NET LOSS ATTRIBUTABLE TO THE NONCONTROLING INTEREST	7,552	4,666	25,011	1,417

NET INCOME ATTRIBUTABLE TO THE COMPANY	$1,936,898	$647,181	$4,734,254	$3,193,778

NET INCOME	$1,929,346	$642,515	$4,709,243	$3,192,361

Foreign currency translation gain (loss)	46,364	107,468	(36,947)	1,818,706
COMPREHENSIVE INCOME	1,975,710	749,983	4,672,296	5,011,067

COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO
THE NONCONTROLING INTEREST	(6,752)	34,441	8,749	11,419

COMPREHENSIVE INCOME ATTRIBUTABLE TO
THE COMPANY	$1,968,958	$784,424	$4,681,045	$5,022,486

NET INCOME PER SHARE
Attributable to the Company's common stockholders
Basic	$0.14	$0.05	$0.35	$0.27
Diluted	$0.14	$0.05	$0.35	$0.27
Weighted average number of shares outstanding
Basic	13,558,326	11,914,825	13,546,116	11,692,604
Diluted	13,558,326	12,002,908	13,546,116	11,715,332

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,709,243	$3,192,361
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,512,089	714,446
Deferred income tax	224,493
Amortization of discount on convertible notes		1,934,026
Amortization of deferred financing costs		318,196
Stock issued for interest		2,155
Stock-based compensation	22,181	12,855
Changes in operating assets and liabilities
Accounts receivable	(5,100,967)	(3,306,125)
Accounts receivable - related parties		153,420
Inventories	(3,494,605)	(597,330)
Value added tax receivable	(801,519)
Other receivables and prepaid expenses	(123,094)	(631,466)
Other receivable - related parties		(37,823)
Advances on inventory purchases	(93,524)	(332,988)
Amounts due from related party	1,088,634	(4,059,141)
Accounts payable	6,057,452	4,325,070
Accounts payable and other payables - related parties	72,399	149,688
Other payables and accrued liabilities	259,657	435,963
Value added and other taxes payable	2,845	181,056
Income tax payable	(138,920)	268,334
Net cash provided by operating activities	4,196,364	2,722,697

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in La Chapelle		(1,397,700)
Purchase of property and equipment	(984,346)	(800,669)
Proceeds from sale of equipment	28,537	37,019
Net cash used in investing activities	(955,809)	(2,161,350)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution from minority shareholders		553,040
Proceeds from bank loans	11,991,062	11,354,904
Repayment of bank loans	(13,134,464)	(10,695,402)
Repayment of long term loan		(1,844,164)
Exercise of warrants		219,635
Net cash used in financing activities	(1,143,402)	(411,987)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	18,600	91,449

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,115,753	240,809

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,445,363	641,739

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,561,116	$882,548

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest expense	$245,105	$295,562
Income taxes	$606,622	$573,557

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

Ever-Glory International Group, Inc. (the “Company”), together with its subsidiaries, is an apparel manufacturer, supplier and retailer in China, with wholesale and retail segments. The Company’s wholesale business consists of recognized brands for department and specialty stores located in Europe, Japan and the United States. The Company’s newly established retail business consists of 154 flagship stores and store-in-stores for the Company’s own-brand products located in 23 province in China. The Company’s wholesale operations are provided primarily through the Company’s wholly-owned subsidiaries, Goldenway Nanjing Garments Co. Ltd. (“Goldenway”), Nanjing Catch-Luck Garments Co. Ltd. (“Catch-Luck”), Nanjing New-Tailun Garments Co. Ltd (“New-Tailun”) and Perfect Dream Limited (“Perfect-Dream”). The Company’s retail operations are provided through its 60%-owned subsidiary, Shanghai LA GO GO Fashion Company Limited (“LA GO GO”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Ever-Glory International Group, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008, the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company has made certain reclassifications to the prior year’s condensed consolidated financial statements to conform to classifications in the current year. These reclassifications had no impact on previously reported results of operations.

Ever-Glory International Group Apparel Inc.(“Ever-Glory Apparel”), a wholly owned subsidiary of Goldenway, was incorporated in the PRC on January 6, 2009.  Goldenway invested approximately $735,000 (RMB 5.0 million) in cash. As of September 30, 2009, Goldenway has increased its investment to approximately $6,595,000 (RMB45.0 million). Ever-Glory Apparel is principally engaged in the import and export of apparel, fabric and accessories.

On March 23, 2009, Goldenway transfered all of its ownership interest in LA GO GO to Ever-Glory Apparel.

Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”), a wholly-owned subsidiary of Perfect-Dream, was incorporated in Samoa on September 15, 2009. Ever-Glory HK is principally engaged in the import and export of apparel, fabric and accessories.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Financial Instruments

Management has estimated that the carrying amounts of non-related party financial instruments approximate their fair values due to their short-term maturities. The fair value of amounts due from (to) related parties is not practicable to estimate due to the related party nature of the underlying transactions.

Fair Value Accounting

Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures”, previously FAS No.157, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

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

At September 30, 2009, the Company’s financial assets consist of cash placed with financial institutions management considers to be of a high quality, which management considers to be a Level 1 measurement..

Effective January 1, 2008, the Company also adopted ASC 825-10 “Financial Instruments”, previously SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings. As of September 30, 2009, the Company did not elect such option for its financial instruments and liabilities.

Foreign Currency Translation and Other Comprehensive Income

The reporting currency of the Company is the U.S. dollar. The functional currency of Ever-Glory, Perfect Dream and Ever-Glory HK is the U.S. dollar. The functional currency of Goldenway, New Tailun, Catch-luck, LA GO GO and Ever-Glory Apparel is the Chinese RMB.

For the subsidiaries whose functional currencies are the RMB, all assets and liabilities are translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at the historical rates and items in the statement of operations are translated at the average rate for the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred and amounted to $3,062, $1,561, $72,094 and $289,539 for the three and nine month periods ended September 30, 2009 and 2008 , respectively. Items in the cash flow statements are translated at the average exchange rate for the periods.

Recent Accounting Pronouncements

 Embedded Derivatives
(Included in ASC 815 “Derivatives and Hedging”, previously SFAS 133)

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

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

Business Combinations
(Included in ASC 805 “Business Combinations”, previously SFAS No. 141(R))

This ASC guidance revised SFAS No. 141, “Business Combinations” and addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. Adoption of this standard on January 1, 2009 did not have a material impact on the Company’s condensed consolidated financial statements, as the Company did not enter into a business combination during the nine months ended September 30, 2009.

Noncontrolling Interests
(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51)

SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company adopted SFAS 160 on January 1, 2009. As a result, the Company has reclassified financial statement line items within the Company’s Condensed Consolidated Balance Sheets and Statements of Income and Comprehensive Income for the prior period to conform to this standard.

Interim Disclosures about Fair Value of Financial Instruments
(Included in ASC 825 “Financial Instruments”, previously FSP SFAS No. 107-1)

This guidance requires that the fair value disclosures required for all financial instruments within the scope of SFAS 107, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements. This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 was effective for interim periods ending after September 15, 2009. The adoption of FSP 107-1 did not have a material impact on the Company’s Consolidated Financial Statements.

Subsequent Events
(Included in ASC 855 “Subsequent Events”, previously SFAS No. 165)

SFAS No.165, “Subsequent Events” establishes accounting and disclosure requirements for subsequent events.  SFAS 165 details the period after the balance sheet date during which the Company should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events.  The Company adopted this statement and has evaluated all subsequent events through November 9, 2009.

FASB Accounting Standards Codification
(Accounting Standards Update (“ASU”) 2009-1)

In June 2009, the FASB approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impact of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

NOTE 3 INVENTORIES

Inventories at September 30, 2009 and December 31, 2008 consisted of the following:

	2009	2008
Raw materials	$874,029	$328,607
Work-in-progress	3,090,625	342,303
Finished goods	3,267,801	3,064,317
Total inventories	$7,232,455	$3,735,227

NOTE 4 BANK LOANS

Bank loans represent amounts due to various banks and are due on demand or normally within one year. These loans generally can be renewed with the banks. As of September 30, 2009 and December 31, 2008, short-term bank loans consisted of the following:

	2009	2008
Bank loan, interest rate at 0.4455% per month,
due December 31,2009	$2,640,600
Bank loan, interest rate at 0.4455% per month,
due January 14, 2010	1,467,000
Bank loan, interest rate at 0.4455% per month,
due March 11, 2010	1,026,900
Bank loan, interest rate at 0.4050% per month, due November 24,2009	264,060
Bank loan, interest rate at 0.60225% per month,
paid in full, February 2009		$5,809,320
Bank loan, interest rate at 0.48825% per month,
paid in full, April 2009		733,500
Total bank loans	$5,398,560	$6,542,820

On July 31, 2008, Goldenway entered into a two-year revolving line of credit agreement with a PRC Bank, which allows the Company to borrow up to approximately $7.3 million (RMB50million). These borrowings are guaranteed by Jiangsu Ever-Glory, an entity controlled by Mr. Kang, the Company’s Chief Executive Officer. These borrowings are also collateralized by the Company’s property and plant. In the third quarter of 2009 the company repaid $3.2 million and borrowed $5.1 million under this agreement. As of September 30, 2009, $5.1 million of bank loans are under this agreement and approximately $2.2 million was unused and available.

The bank loan for $264,060 due in November 2009 which was borrowed in the third quarter of 2009, is specifically for the development of LA GO GO.

On June 30, 2009, HSBC bank approved a revolving credit facility of $2.5 million to Perfect-Dream. To date nothing has been drawn down on this line of credit.

On July 3, 2009, Ever-Glory Apparel entered into one-year line of credit agreement for approximately $5.9 million (RMB40 million) with Nanjing Bank. In the third quarter of 2009 the Company borrowed $2.2 million and repaid $2.2 million under this agreement.

Total interest expense on bank loans amounted to $64,750, $245,105, $76,481 and $220,827 for the three and nine months ended September 30,2009 and 2008, respectively.

NOTE 5 INCOME TAX

Pre-tax income (loss) for the three and nine months ended September 30 2009 and 2008 was taxable in the following jurisdictions.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
PRC	$880,545	$2,312,172	$4,271,595	$6,695,424
Others	1,179,280	(1,396,454)	1,129,854	(2,661,213)
	$2,059,825	$915,718	$5,401,449	$4,034,211

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

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

*Ever-Glory Apparel was established on January 6, 2009.

Perfect Dream was incorporated in the British Virgin Islands on July 1, 2004, and has no liabilities to income tax.

Ever-Glory HK was incorporated in Samoa on September 15,2009, and has no liabilities to income tax.

Ever-Glory International Group Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes through September 30, 2009. The net operating loss carry forwards for United States income taxes may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2029. Management believes that the realization of the benefits from these losses appears uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we have provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero.

Income tax expense was $130,479, $692,206, $273,203, and $841,850 for the three and nine months ended September 30,2009 and 2008 respectively.

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three and nine months ended September 30, 2009 and 2008:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
PRC Statutory Rate	25.0	25.0	25.0	25.0
Income tax exemption	(9.1)	(13.0)	(11.0)	(12.0)
Other	(1.1)		2.2
Effective income tax rate	14.8%	12.0%	16.2%	13.0%

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

Income tax expense for the three and nine months ended September 30, 2009 and 2008 is as follows:

	For the three months ended September 30		For the nine months ended September 30
	2009	2008	2009	2008
Current	$58,504	$273,203	$467,713	$841,850
Deferred	71,975	-	224,493	-
Income tax expense	$130,479	$273,203	$692,206	$841,850

NOTE 6 EARNINGS PER SHARE

Earnings per share is calculated as follows:

	For the three months ended September 30		For the nine months ended September 30
	2009	2008	2009	2008
Net income attributable to the Company	$1,936,898	$647,181	$4,734,254	$3,193,778
Add: interest expense related to convertible notes		756		2,252
Subtract: Unamortized issuance costs and discount on convertible notes		(44,350)		(44,350)
Adjusted net income for calculating EPS-diluted	$1,936,898	$603,587	$4,734,254	$3,151,680

Weighted average number of common stock – Basic	13,558,326	11,914,825	13,546,116	11,692,604
Effect of dilutive securities:
Convertible notes		88,083		22,728
Weighted average number of common stock – Diluted	13,558,326	12,002,908	13,546,116	11,715,332

Earnings per share - basic	$0.14	$0.05	$0.35	$0.27
Earnings per share -diluted	$0.14	$0.05	$0.35	$0.27

At September 30, 2009, the Company had 913,182 warrants outstanding. For the three and nine months ended September 30, 2009, these outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive as the average stock price was less than the exercise price of the warrants.  As of September 30, 2008, the Company included all shares issuable upon conversion of the convertible notes and warrants in diluted earnings per share.

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

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

NOTE 8 RELATED PARTY TRANSACTIONS

Mr. Kang is the Company’s Chairman and Chief Executive Officer. Ever-Glory Hong Kong is the Company’s major shareholder. Shanghai La Chapell is the shareholder of the Company’s subsidiary LA GO GO. All transactions associated with the following companies controlled by Mr. Kang, Ever-Glory Hong Kong and Shanghai La Chapell are considered to be related party transactions. All related party outstanding balances are short-tem in nature and are expected to be settled in cash.

Sales and Cost of Sales to Related Parties

Sales and cost of sales for the three and nine months ended September 30, 2009 were from transactions with Nanjing Knitting, Jiangsu Ever-Glory and Shanghai La Chapell.

Purchases of raw materials and sub contractor agreements with Related Parties

For the three and nine months ended September 30, 2009 and 2008, the Company purchased raw materials of $462,065, $818,214, $1,212,491, and $1,903,440, respectively, from Nanjing Knitting.

In addition, for the wholesale business the Company sub-contracted certain manufacturing work to related companies totaling $270,172, $1,173,830, $471,795 and $862,443 for the three and nine months ended September 30, 2009 and 2008, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Nanjing High-Tech Knitting & Weaving Technology Development Co., Ltd	$111,654	$222,203	$520,598	$291,122
Nanjing Ever-Kyowa Garment Washing Co., Ltd.,	158,518	249,592	653,232	571,321
	$270,172	$471,795	$1,173,830	$862,443

For its retail business the Company purchased finished goods from a related party, Jiangsu Ever-Glory, totaling $554 and $19,695 for the three and nine months ended September 30, 2009.

Amounts Due From Related Party

Jiangsu Ever-Glory International Group Corp., (“Jiangsu Ever-Glory”) is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by the Company’s Chief Executive Officer. Because of restrictions on the Company’s ability to directly import and export products, the Company utilizes Jiangsu Ever-Glory as its agent, to assist the Company with its import and export transactions and its international transportation projects. Import transactions primarily consist of purchases of raw materials and accessories designated by the Company’s customers for use in garment manufacture. Export transactions consist of the Company’s sales to foreign markets such as Japan, Europe and the United States. As the Company’s agent, Jiangsu Ever-Glory’s responsibilities include managing customs, inspection, transportation, insurance and collections on behalf of the Company. Jiangsu Ever-Glory also manages transactions denominated in currencies other than the Chinese RMB at rates of exchange agreed between the Company and Jiangsu Ever-Glory and based upon rates of exchange quoted by the People’s Bank of China. In return for these services, Jiangsu Ever-Glory charges the Company a fee of approximately 3% of export sales.  For import transactions, the Company may make advance payments, through Jiangsu Ever-Glory, for the raw material purchases, or Jiangsu Ever-Glory may make advance payments on the Company’s behalf. For export transactions, accounts receivable for export sales are remitted by the Company’s customers through Jiangsu Ever-Glory, who forwards the payments to the Company. The Company and Jiangsu Ever-Glory have agreed that balances from import and export transactions may be offset.  Amounts due to (from) Jiangsu Ever-Glory are typically settled within 60-90 days. Interest of 0.5% is charged on net amounts due at each month end. Interest income for the three and nine months ended September 30, 2009 and 2008 was $179,560, $443,051, $37,752 and $113,216, respectively. Following is a summary of import and export transactions for the nine months ended September 30, 2009:

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

	Accounts Receivable	Accounts Payable	Net
As of January 1,2009	$17,938,281	$6,372,707	$11,565,574
Sales/Purchases	$52,789,443	$30,469,297
Payments Received/Made	$53,315,655	$29,905,606
As of September 30,2009	$17,412,069	$6,936,397	$10,475,672

Approximately 53.8% of the receivable balance at September 30, 2009 was settled by October 31, 2009.

Accounts Payable and Other Payables – Related Parties

As of September 30, 2009 and December 31, 2008, accounts payable and other payables due to related parties were as follows:.

	2009	2008
Nanjing High-Tech Knitting & Weaving Technology Development Co., Ltd	$30,714
Ever-Glory Enterprise HK Limited	415,323	$754,589
Shanghai La Chapelle Garment and Accessories Company Limited	293,400
Total	$739,437	$754,589

The Company purchases raw materials from and subcontracts some of its production to related parties. Accounts payable to Nanjing Knitting was $30,714 at September 30, 2009.

As of September 30, 2009, $415,323 was due for legal and professional fees paid by Ever-Glory Enterprise HK Limited on behalf of the Company.

As of December 31, 2008, $200,000 was due for the purchase of Catch-Luck and $554,589 was due for legal and professional fees paid by Ever-Glory Enterprise HK Limited on behalf of the Company.

In February, July and August 2009, LA GO GO borrowed $293,400 (RMB 2 million) from Shanghai La Chapelle for operations. This loan is interest free and due on demand. Management expects to repay this loan in cash from operations within the next twelve months.

Long-Term Liability – Related Party

As of September 30, 2009 and December 31, 2008 the Company owed $2,747,879 ($500,000 is due within one year) and $2,660,085, respectively to Blue Power Holdings Limited, a company controlled by the Company’s Chief Executive Officer, Mr. Kang. Interest is charged at 6% per annum on the amounts due. The loans are due between September 2010 and December 2010. For the three and nine months ended September 30, 2009 and 2008, the Company incurred interest expense of $29,265, $87,794, $29,265, and $145,836, respectively. The accrued interest is included in the carrying amount of the loan in the accompanying balance sheets.

NOTE 9 CONCENTRATIONS AND RISKS

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Based on management’s assessment of the amount of probable credit losses, if any, in existing accounts receivable, management has concluded that no allowance for doubtful accounts is necessary at September 30, 2009 and December 31, 2008 .. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collect ability of accounts receivable were incorrect, adjustments to the allowance may be required, which would reduce profitability.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

For the nine-month period ended September 30, 2009, the Company had two wholesale customers that represented approximately 29.0% and 12.8% of the Company’s  revenues. For the three-month period ended September 30, 2009, the Company had two wholesale customers that represented approximately 20.9% and 23.6% of the Company’s revenues. At September 30, 2009, approximately 4.9% and 30.7% of accounts receivable were due from these two customers. For the nine-month period ended September 30, 2008, the Company had one customer that represented approximately 29.4% of the Company’s revenues. For the three-month period ended September 30, 2008, the Company had one customer that represented approximately 25.7% of the Company’s revenues. At September 30, 2008, approximately 2.5% of accounts receivable were due from this customer.

During the three and nine months ended September 30, 2009 and 2008, no vendor supplied more than 10% of total raw materials purchases.

For the wholesale business, during the nine months ended September 30, 2009, the Company relied on two different manufacturers for 17.9% and 11.4% of purchased finished goods. During the nine months ended September 30, 2008, the Company relied on one manufacturer for 17.0% of purchased finished goods. During the three months ended September 30, 2009, the Company relied on two manufacturers for 15.1% and 17.7% of purchased finished goods. During the three months ended September 30, 2008, the Company relied on one manufacturer for 19.0% of purchased finished goods. No other manufacturers represented more than 10% of purchased finished goods.

For the retail business, during the three months ended September 30, 2009, the Company did not rely on any manufacturer for purchased finished goods.  During the nine months ended September 30, 2009, the Company relied on one manufacturer for 10.0% of purchased finished goods.

The Company’s revenue for the three and nine months ended September 30, 2009 and 2008 were earned in the following geographic areas:

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
The People’s republic of China	$3,874,933	$3,978,707	$10,002,626	$8,049,002
Europe	11,973,636	14,924,436	35,450,762	42,178,290
Japan	3,106,221	6,925,551	10,347,924	12,739,050
United States	5,981,931	6,056,882	10,768,725	12,734,839
Total	$24,936,721	$31,885,576	$66,570,037	$75,701,181

NOTE 10 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)  Wholesale segment

(b)  Retail segment

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

The Company also provides general corporate services to its segments and these costs are reported as "corporate and others."

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 (UNAUDITED)

	Wholesale segment	Retail segment	Corporate and others	Total
Nine months ended September 30,2009
Segment profit or loss:
Net revenue from external customers	$59,369,406	$7,188,520	$-	$66,557,926
Net revenue from related parties	$12,111			$12,111
Income from operations	$5,311,244	$-67,264	$-	$5,243,980
Interest income	$445,117	$-	$-	$445,117
Interest expense	$245,105		$87,795	$332,900
Depreciation and amortization	$753,866	$758,223		$1,512,089
Income tax expense	$692,206	$-		$692,206
Segment assets:
Additions to property, plant and equipment	$76,469	$907,877		$984,346
Total assets	$58,779,581	$5,529,624	$47,504,883	$111,814,088

Nine months ended September 30,2008
Segment profit or loss:
Net revenue from external customers	$73,779,891	$1,411,145	$-	$75,191,036
Net revenue from related parties	$510,145			$510,145
Income from operations	$6,748,702	$-7,612	$-204,605	$6,536,485
Interest income	$117,431	$4,072	$113	$121,616
Interest expense	$220,827		$2,456,719	$2,677,546
Depreciation and amortization	$712,737	$1,709		$714,446
Income tax expense	$841,850	$-		$841,850
Segment assets:
Additions to property, plant and equipment	$406,280	$394,389		$800,669
Total assets	$44,383,899	$3,086,252	$40,286,454	$87,756,605

The reconciliations of segment information to the Company’s consolidated totals were as follows:
	September 30,2009	September 30,2008
Revenues:
Total reportable segments	$66,570,037	$75,701,181
Elimination of intersegment revenues	-
Total consolidated	$66,570,037	$75,701,181
Income (loss) from operations:
Total segments	$5,243,980	$6,536,485
Elimination of intersegment profits	-	-
Total consolidated	$5,243,980	$6,536,485
Total assets:
Total segments	$111,814,088	$87,756,605
Elimination of intersegment receivables	(57,443,102)	(43,475,696)
Total consolidated	$54,370,986	$44,280,909

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

	Wholesale segment	Retail segment	Corporate and others	Total
Three months ended September 30,2009
Segment profit or loss:
Net revenue from external customers	$22,311,223	$2,622,738	$-	$24,933,961
Net revenue from related parties	$2,760	$-	$-	$2,760
Income from operations	$1,992,626	$-19,143	$-	$1,973,483
Interest income	$180,088	$-	$1	$180,089
Interest expense	$64,750	$-	$29,266	$94,016
Depreciation and amortization	$250,528	$274,420	$-	$524,948
Income tax expense	$130,479	$-	$-	$130,479
Segment assets:
Additions to property, plant and equipment	$13,526	$847,941	$-	$861,467
Total assets	$58,779,581	$5,529,624	$47,504,883	$111,814,088

Three months ended September 30,2008
Segment profit or loss:
Net revenue from external customers	$30,829,847	$1,038,147	$-	$31,867,994
Net revenue from related parties	$17,582	$-	$-	$17,582
Income from operations	$2,363,116	$-16,070	$-4,359	$2,342,687
Interest income	$39,336	$1,698	$18	$41,052
Interest expense	$76,481	$-	$1,392,111	$1,468,592
Depreciation and amortization	$331,498	$1,268	$-	$332,766
Income tax expense	$275,911	$-2,708	$-	$273,203
Segment assets:
Additions to property, plant and equipment	$73,332	$369,642	$-	$442,974
Total assets	$44,383,899	$3,086,252	$40,286,454	$87,756,605

The reconciliations of segment information to the Company’s consolidated totals were as follows:
	September 30,2009	September 30,2008
Revenues:
Total reportable segments	$24,936,721	$31,885,576
Elimination of intersegment revenues	-	-
Total consolidated	$24,936,721	$31,885,576
Income (loss) from operations:
Total segments	$1,973,483	$2,342,687
Elimination of intersegment profits	-	-
Total consolidated	$1,973,483	$2,342,687
Total assets:
Total segments	$111,814,088	$87,756,605
Elimination of intersegment receivables	(57,443,102)	(43,475,696)
Total consolidated	$54,370,986	$44,280,909

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2009 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Our Business

We are a leading apparel supply chain manager and retailer in China, and are listed on the NYSE Amex.

We classify our businesses into two segments: wholesale and retail. Our wholesale business consists of wholesale-channel sales made principally to established brands, department stores and specialty stores located throughout Europe, the U.S., Japan and the People’s Republic of China (PRC). We have a focus on well-known, middle-to-high grade casual wear, sportswear, and outerwear brands. Our retail business consists of retail-channel sales directly to consumers through full-price retail stores located throughout the PRC.

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

On January 6, 2009, we established Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”) a wholly-owned subsidiary of Goldenway. Ever-Glory Apparel is principally engaged in the import and export of apparel, fabric and accessories. On September 15, 2009, we established Ever-Glory International Group (HK) Ltd.(“Ever-Glory HK”), a wholly-owned subsidiary of Perfect Dream. Ever-Glory Apparel and Ever-Glory HK are principally engaged in the import and export of apparel, fabric and accessories. In order to reduce transaction related costs, we have been gradually shifting our import and export business to Ever-Glory Apparel and Ever-Glory HK. We previously utilized Jiangsu Ever-Glory International Group Corporation (“Jiangsu Ever-Glory”), an entity controlled by Mr. Edward Yihua Kang, our Chairman of the Board and Chief Executive Officer, to assist with our import and export transactions.

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

Below is a summary of our store statistics:

	3Q2008	FY2008	1Q2009	2Q2009	3Q2009
Total stores	55	93	102	130	154
Total square feet	59,341	84,776	97,220	121,643	142,632
Sales per square foot per month	$7	$13	$12	$7	$8

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

Wholesale Business

The primary business objective for our wholesale segment is to expand our portfolio into higher class brands, expand our customer base and improve margins. Opportunities and continued investment initiatives include:

•	Expand our global sourcing network;
•	Invest in our overseas low-cost manufacturing base (outside of mainland China);
•	Focus on value and continue our Average Selling Price uptrend;
•	Emphasize product design and new technology utilization; and
•	Seek strategic acquisitions of international distributors that could enhance global sales and our distribution network

Retail Business

The business objective for our retail segment is to further establish a leading brand of women’s apparel and to build a nationwide retail distribution channel in China. As of September 30, 2009 we operated 154 stores. During the first three quarters of 2009 we opened 63 stores and the Company’s goal is to open between 80-100  new stores in total in 2009.

Opportunities and continued investment initiatives include:

•	Become a multi-brand operator;
•	Build the LA GO GO brand to become a major Chinese mid-end mass market in women's wear;
•	Seek opportunities for long-term cooperation with reputable international brands to expand our retail business;
•	Facilitate the entry of international brands into the PRC retail market;
•	Expand the LA GO GO retail network;
•	Improve the LA GO GO retail store efficiency and increase same store sales;
•	Strengthen the LA GO GO brand promotion; and
•	Launch LA GO GO flagship stores in Tier-1 Cities and increase penetration and coverage in Tier-2 and Tier-3 Cities
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

Retail business

For store-in-store shops, we generally receive payments from the stores between 60-90 days following the time of register receipt. For our own stores, we receive payments at the point of sale. .

Global Economic Uncertainty

Our business is dependent on consumer demand for our products. We believe that the significant uncertainty in the global economy and a slowdown in the U.S. and the European economy have increased our clients’ sensitivity to the cost of our products as reflected in our revenues for the three and nine months ended September 30, 2009 when compared to the same periods in 2008. We have experienced continued pricing pressure this year. If the global economic environment continues to be weak, these worsening economic conditions could have a negative impact on the Company’s sales growth and operating margins in our wholesale segment in this year.

In addition, economic conditions in the United States and in foreign markets in which we operate could substantially affect our sales and profitability and our cash position and collection of accounts receivable.  Global credit and capital markets have experienced unprecedented volatility and disruption. Business credit and liquidity have tightened in much of the world. Some of our suppliers and customers may face credit issues and could experience cash flow problems and other financial hardships. These factors currently have not had an impact on the timeliness of receivable collections from our customers. The Company cannot predict at this point in time how this situation will develop and whether accounts receivable may need to be allowed or for written off in the coming quarter.

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

Estimates and Assumptions

In preparing our condensed consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates in 2009 and 2008 include the estimated residual value and useful lives of property and equipment, and the assumptions we made when we used the Black-Scholes option price model to value warrants granted.

Inventory

Inventories, consisting of raw materials, work-in-process and finished goods related to our products are stated at the lower of cost or market utilizing the specific identification method. From July 1, 2009 we purchased raw materials through Goldenway which previously purchased through Jiangsu Ever-Glory and then deliveried those raw materials to the factories for manufacturing. Those raw materials deliveried for manufacturing are included in work-in-process. Because of this change the raw material and work-in-process increased rapidly by the end of this quarter.

Details regarding our use of these policies and the related estimates are described in the accompanying notes to the Condensed Consolidated Financial Statements. There have been no material changes to our critical accounting policies that impacted our financial condition or results of operations.

Recent Accounting Pronouncements

 Embedded Derivatives

(Included in ASC 815 “Derivatives and Hedging”, previously SFAS 133)

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

Business Combinations

(Included in ASC 805 “Business Combinations”, previously SFAS No. 141(R))

This ASC guidance revised SFAS No. 141, “Business Combinations” and addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. Adoption of this standard on January 1, 2009 did not have a material impact on the Company’s condensed consolidated financial statements, as the Company did not enter into a business combination during the nine months ended September 30, 2009.

Noncontrolling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51)

SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company adopted SFAS 160 on January 1, 2009. As a result, the Company has reclassified financial statement line items within the Company’s Condensed Consolidated Balance Sheets and Statements of Income and Comprehensive Income for the prior period to conform to this standard.

Interim Disclosures about Fair Value of Financial Instruments

(Included in ASC 825 “Financial Instruments”, previously FSP SFAS No. 107-1)

This guidance requires that the fair value disclosures required for all financial instruments within the scope of SFAS 107, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements. This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 was effective for interim periods ending after September 15, 2009. The adoption of FSP 107-1 did not have a material impact on the Company’s Consolidated Financial Statements.

Subsequent Events
(Included in ASC 855 “Subsequent Events”, previously SFAS No. 165)

SFAS No.165, “Subsequent Events” establishes accounting and disclosure requirements for subsequent events.  SFAS 165 details the period after the balance sheet date during which the Company should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events.  The Company adopted this statement and has evaluated all subsequent events through November 9, 2009.

FASB Accounting Standards Codification

(Accounting Standards Update “ASU”) 2009-1)

In June 2009, the FASB approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Results of Operations for the three months ended September 30, 2009 as compared with the three months ended September 30, 2008.

The following table summarizes our results of operations for the three months ended September 30, 2009 and 2008. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three months ended September 30
	2009		2008
	(in U.S. Dollars, except for percentages)
Sales	$24,936,721	100.0%	$31,885,576	100.0%
Gross Profit	4,633,705	18.6	4,590,371	14.4
Operating Expenses	2,660,222	10.7	2,247,684	7.0
Income From Operations	1,973,483	7.9	2,342,687	7.3
Other Income (Expenses)	86,342	0.3	(1,426,969)	(4.5)
Income Tax Expense	130,479	0.5	273,203	0.9
Net Income	$1,929,346	7.7%	$642,515	2.0%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended September 30, 2009 and 2008.

	Three months ended September 30,2009	% of total sales	Three months ended September 30,2008	% of total sales	Growth(Decrease) in 2009 compared with 2008
Wholesale business
The People’s Republic of China	$1,250,316	5.0%	$2,940,563	9.2%	(57.5)%
Europe	11,973,636	48.0%	14,924,436	46.8%	(19.8)
Japan	3,106,221	12.5%	6,925,551	21.7%	(55.1)
United States	5,981,931	24.0%	6,056,882	19.0%	(1.2)
Sub total	22,312,104	89.5%	30,847,432	96.7%	(27.7)
Retail business	2,624,617	10.5%	1,038,144	3.3%	152.8
Total	$24,936,721	100.0%	$31,885,576	100.0%	(21.8)%

We generate revenues primarily from our wholesale business from international markets. We also generate revenues from our retail business from the Chinese domestic market focusing on our own apparel brand: LA GO GO.

Total sales for the three months ended September 30, 2009 were $24.9 million a decrease of 21.8% from the three months ended September 30, 2008. Although sales in our retail business increased significantly during the third quarter of 2009, sales in our wholesale business decreased 27.7% due to the global economic slowdown.

Sales generated from our wholesale business contributed 89.5%% or $22.3 million of our total sales for the three months ended September 30, 2009, compared to $30.8 million in the three months ended September 30, 2008.

Sales generated from our retail business contributed 10.5% or $2.6 million of our total sales for the three months ended September 30, 2009, an increase of 152.8% compared to $1.0 million in the three months ended September 30, 2008 due to we had 154 LA GO GO stores by the end of this quarter while 55 LA GO GO stores in the same time of 2008 . In the third quarter of 2009 we opened 25 new LA GO GO stores and closed one store.

Costs and Expenses

 Cost of Sales and Gross Margin

Cost of goods sold includes direct material cost, direct labor cost, and manufacturing overhead, which includes depreciation of production equipment, consistent with the revenue earned, as well as rent for store space used by our retail business.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,				Growth(Decrease)
	2009		2008		2009 compared
	(in U.S. dollars, except for percentages)				with 2008
Wholesale sales	$22,312,104	100.0%	$30,847,432	100.0%	(27.7)%
Raw Materials	10,907,279	48.9	13,735,548	44.5	(20.6)
Labor	808,145	3.6	849,187	2.8	(4.8)
Outsourced Production Costs	6,846,590	30.7	11,846,954	38.4	(42.2)
Other and Overhead	165,919	0.7	195,881	0.6	(15.3)
Total Cost of Sales for Wholesale	18,727,934	83.9	26,627,570	86.3	(29.7)
Gross Profit for Wholesale	3,584,170	16.1	4,219,862	13.7	(15.1)
Net Sales for Retail	2,624,617	100.0	1,038,144	100.0	152.8
Production Costs	686,195	26.1	212,659	20.5	222.7
Rent	888,887	33.9	454,976	43.8	95.4
Total Cost of Sales for Retail	1,575,082	60.0	667,635	64.3	135.9
Gross Profit for Retail	1,049,535	40.0	370,509	35.7	183.3
Total Cost of Sales	20,303,016	81.4	27,295,205	85.6	(25.6)
Gross Profit	$4,633,705	18.6%	$4,590,371	14.4%	0.9%

There are two operational patterns in our apparel making and trading business CMT or “Cutting, Making and Trim”, and FOB or “Freight on Board”. Under the CMT model, our buyers supply us with the main raw materials, and we charge them for production, whereby cash flow are reduced. FOB is a generally adopted business model where the price is composed of both raw material and production charges.

Total raw materials costs decreased 20.6% to $10.9 million in the quarter ended September 30, 2009 versus $13.7 million in the quarter ended September 30, 2008. As a percent of sales, raw materials cost for our wholesale business accounted for 48.9% of our total wholesale sales in the three months ended September 30, 2009, an increase of 4.4% compared to the three months ended September 30, 2008. This increase was primarily due to an increase in our FOB orders during the quarter.

Total labor costs decreased 4.8% to $808,145 during the three months ended September 30, 2009 versus $849,187 million during the three months ended September 30, 2008. As a percent of sales, labor costs for our wholesale business accounted for 3.6% of our total wholesale sales during the three months ended September 30, 2009, an increase of 0.8% compared to the three months ended September 30, 2008. This increase was primarily due to decreased outsourcing orders during the quarter.

Total outsourced production costs decreased 42.2% to $6.8 million during the three months ended September 30, 2009 versus $11.8 million during the three months ended September 30, 2008. This decrease was primarily due to decreased sales during the quarter. As a percent of sales, outsourced production costs for our wholesale business accounted for 30.7% of our total sales during the three months ended September 30, 2009, a decrease of 7.7% compared to the three months ended September 30, 2008.

Total other costs and overhead decreased 15.3% to $0.17 million during the three months ended September 30, 2009 versus $0.20 million during the three months ended September 30, 2008. As a percent of sales, overhead and other expenses for our wholesale business accounted for 0.7% of our total sales during the three months ended September 30, 2009, a slight increase compared to the three months ended September 30, 2008.

Production costs for our retail business were $0.67 million or 26.1% of our total retail sales during the three months ended September 30, 2009 versus $0.21 million or 20.5% during the three months ended September 30, 2008. The increase was due to the reduced selling prices and increasing the sales volume. Rent costs for our retail business were $0.89 million or 33.9% of our total retail sales during the three months ended June 30, 2009 versus $0.45 million or 43.8% during the three months ended September 30, 2008.The decrease in rent costs as a percentage of total retail sales was due to an increase of same store sales during the quarter ended September 30, 2009.

Total cost of sales for the three months ended September 30, 2009 was $20.3 million, a decrease of 25.6% compared to the three months ended September 30, 2008. As a percentage of total sales, our cost of sales decreased to 81.4% of total sales for the three months ended September 30, 2009, compared to 85.6% of total sales for the three months ended September 30, 2008. Consequently, gross margins increased to 18.6% for the three months ended September 30, 2009 from 14.4% for the three months ended September 30, 2008.

Gross profit in our wholesale business for the three months ended September 30, 2009 was $3.6 million, a decrease of 15.1% compared to the three months ended September 30, 2008. Gross margin was 16.1% for our wholesale business for the three months ended September 30, 2009 an increase of 2.4% compared to the three months ended September 30, 2008. The increase in our gross margin was primarily because we decreased lower margin orders as a continued effort to pursue higher added value operation.

Gross profit in our retail business for the three months ended September 30, 2009 was $1.0 million and gross margin was 40.0%.  Gross profit in our retail business for the three months ended September 30, 2008 was $0.4 million and gross margin was 35.7%.The increase was primarily due to an increase in same store sales during the quarter ended September 30, 2009.

Selling, General and Administrative (SG&A) Expenses

Our selling expenses consist primarily of freight-out, unloading costs, product inspection charges, salaries for retail staff, store renovation and marketing expenses.

Our general and administrative (G&A) expenses consist primarily of payroll for executive, finance, accounting, and human resources personnel, office expenses and professional fees.

	For the three months ended September 30,
	2009		2008		Increase (Decrease)
	(in U.S. Dollars, except for percentages)
Gross Profit	$4,633,705	18.6%	$4,590,371	14.4%	0.9%
Operating Expenses:
Selling Expenses	1,097,840	4.4	563,971	1.8	94.7
General and Administrative Expenses	1,562,382	6.3	1,683,713	5.3	(7.2)
Total	2,660,222	10.7	2,247,684	7.1	18.4
Income from Operations	$1,973,483	7.9%	$2,342,687	7.3%	(15.8)%

Selling expenses were $1.1 million during the three months ended September 30, 2009 an increase of 94.7% or $0.53 million compared to the three months ended September 30, 2008. The increase was attributable to an increase of approximately $0.29 million in salaries for retail staff, and approximately $0.24 million for store renovation and marketing expenses associated with the promotion of LA GO GO.

G&A expenses were $1.6 million during the three months ended September 30, 2009 a decrease of 7.21% or approximately $0.12 million compared to the three months ended September 30, 2008. Although we increased payroll for additional management, design and marketing staff as a result of our business expansion, the total G&A expenses decreased because non-occurrence of the expenses related to our AMEX listing which occured in the third quarter of 2008.

Income from Operations

Income from operations decreased 15.7% to $2.0 million for the three months ended September 30, 2009 from $2.3 million in the three months ended September 30, 2008 as a result of the increasing of our selling expenses.

Interest Expense

Interest expense was $0.09 million for the three months ended September 30, 2009, a decrease of 93.6% compared to the same period during 2008. This decrease was mainly due to the conversion of convertible notes into common stock in 2008.

Income Tax Expense

Income tax expense was $0.13 million for the three months ended September 30, 2009, a decrease of 52.2% compared to the same period of 2008. The decrease is primarily attributable to $1.2 million of pre-tax income being recorded by Perfect-Dream, a BVI company which has no liabilities to income tax.

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

*Ever-Glory Apparel was established on Jan 6, 2009.

Perfect Dream was incorporated in the British Virgin Islands on July 1, 2004, and has no income tax.

Ever-Glory HK was incorporated in Samoa on September 15,2009, and has no income tax.

Ever-Glory International Group Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes through September 30, 2009. The net operating loss carry forwards for United States income taxes may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2029. Management believes that the realization of the benefits from these losses appears uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we have provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.

Net Income

Net income was $1.9 million for the three months ended September 30, 2009 an increase of 200.3% compared to the three months ended September 30, 2008. Our diluted earnings per share were $0.14 and $0.05 for the three months ended September 30, 2009 and 2008, respectively.

Results of Operations for the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008.

The following table summarizes our results of operations for the nine months ended September 30, 2009 and 2008. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Nine months ended September 30
	2009		2008
	(in U.S. Dollars, except for percentages)
Sales	$66,570,037	100.0%	$75,701,181	100.0%
Gross Profit	13,855,421	20.8	12,665,244	16.7
Operating Expenses	8,611,441	12.9	6,128,759	8.1
Income From Operations	5,243,980	7.9	6,536,485	8.6
Other Income(Expenses)	157,469	0.2	(2,502,274)	(3.3)
Income Tax Expense	692,206	1.0	841,850	1.1
Net Income	$4,709,243	7.1%	$3,192,361	4.2%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the nine months ended September 30, 2009 and 2008.

	Nine months ended September 30,2009	% of total sales	Nine months ended September 30,2008	% of total sales	Growth(Decrease) in 2009 compared with 2008
Wholesale business
The People’s Republic of China	$2,814,106	4.2%	$6,638,102	8.8%	(57.6	) %
Europe	35,450,762	53.3%	42,178,290	55.7%	(16.0)
Japan	10,347,924	15.5%	12,739,050	16.8%	(18.8)
United States	10,768,725	16.2%	12,734,839	16.8%	(15.4)
Sub total	59,381,517	89.2%	74,290,281	98.1%	(20.1)
Retail business	7,188,520	10.8%	1,410,900	1.9%	409.5
Total	$66,570,037	100.0%	$75,701,181	100.0%	(12.1	) %

Sales for the nine months ended September 30, 2009 were $66.6 million, a decrease of 12.1% from the nine months ended September 30, 2008. Although sales in our retail business increased significantly during 2009, sales in our wholesale business decreased 20.1% due to the global economic slowdown.

Sales generated from our wholesale business contributed 89.2% or $59.4 million of our total sales for the nine months ended September 30, 2009, compared to $74.3 million in the nine months ended September 30, 2008.

Sales generated from our retail business contributed 10.8% or $7.2 million of our total sales for the nine months ended September 30, 2009, compared to $1.4 million in the nine months ended September 30, 2008. In 2009 we opened 63 new LA GO GO stores. As of September 30, 2009, we had 154 LA GO GO retail stores open and average revenue per store was approximately $7,200 per month.

Costs and Expenses

 Cost of Sales and Gross Margin

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,				Growth(Decrease)
	2009		2008		in 2009 compared
	(in U.S. dollars, except for percentages)				with 2008
Wholesale Sales	$59,381,517	100.0%	$74,290,281	100.0%	(20.1)%
Raw Materials	26,962,460	45.4	34,860,446	46.9	(22.7)
Labor	2,265,873	3.8	2,232,520	3.0	1.5
Outsourced Production Costs	18,523,838	31.2	24,579,064	33.1	(24.6)
Other and Overhead	569,559	1.0	577,946	0.8	(1.5)
Total Cost of Sales for Wholesale	48,321,731	81.4	62,249,976	83.8	(22.4)
Gross Profit for Wholesale	11,059,786	18.6	12,040,305	16.2	(8.1)
Net Sales for Retail	7,188,520	100.0	1,410,900	100.0	409.5
Production Costs	1,800,716	25.0	330,985	23.5	444.0
Rent	2,592,169	36.1	454,976	32.2	469.7
Total Cost of Sales for Retail	4,392,885	61.1	785,961	55.7	458.9
Gross Profit for Retail	2,795,635	38.9	624,939	44.3	347.3
Total Cost of Sales	52,714,616	79.2	63,035,937	83.3	(16.4)
Gross Profit	$13,855,421	20.8%	$12,665,244	16.7%	9.4%

Total raw materials costs decreased 22.7% to $27.0 million for the nine months ended September 30, 2009 versus $34.9 million for the nine months ended September 30, 2008. As a percent of sales, raw materials cost for our wholesale business accounted for 45.4% of our total sales for the nine months ended September 30, 2009, a decrease of 1.5% compared to the nine months ended September 30, 2008. This decrease was primarily due to our recently implemented centralized purchasing function to increase our negotiation power and the increased CMT orders in the second quarter. Because no material supplied by the buyers is included in the pricing, only production charges account for the sales volume. As a result the sales volume appears low while the gross profit is higher.

Total labor costs increased 1.5% to $2.3 million for the nine months ended September 30, 2009 versus $2.2 million for the nine months ended September 30, 2008. As a percent of sales, labor costs for our wholesale business accounted for 3.8% of our total sales in the nine months ended September 30, 2009, an increase of 80 basis points compared to the nine months ended September 30, 2008.

Total outsourced production costs for our wholesale business decreased 24.6% to $18.5 million in the nine months ended September 30, 2009 versus $24.6 million in the nine months ended September 30, 2008. As a percent of sales, outsource production costs were 31.2% of our total sales in the nine months ended September 30, 2009, a 1.9% decrease compared to the nine months ended September 30, 2008. This decrease in total cost was primarily due to lower sales volume during the nine months ended September 30, 2009.

Overhead and other expenses for our wholesale business accounted for 1.0% of our total sales for the nine months ended September 30, 2009, compared to 0.8% of total sales for the nine months ended September 30, 2008. This decrease was due to lower sales volume.

Production costs for our retail business were to $1.8 million for the nine months ended September 30, 2009 as compared to $0.3 million for the nine months ended September 30, 2008. As a percent of sales, retail production costs accounted for 25.0% of our total sales in the nine months ended September 30, 2009, compared to 23.5% of total sales in the nine months ended September 30, 2008. The increase was due to reduced selling prices in exchange for higher selling volume.

Rent costs for our retail business were $2.6 million for the nine months ended September 30, 2009 compared to $0.5 for the nine months ended September 30, 2008. As a percent of sales, rent costs accounted for 36.1% of our total sales in the nine months ended September 30, 2009, compared to 32.2% of total sales in the nine months ended September 30, 2008. The increase was due to opening more flagship stores, which generally have a higher cost per square foot, during the nine months ended September 30, 2009.

Total cost of sales for the nine months ended September 30, 2009 was $52.7 million, compared to $63.0 million for the nine months ended September 30, 2008, a decrease of 16.4%. As a percentage of total sales, cost of sales decreased to 79.2% of total sales for the nine months ended September 30, 2009, compared to 83.3% of total sales for the nine months ended September 30, 2008. Consequently, gross margin increased to 20.8% for the nine months ended September 30, 2009 from 16.7% for the nine months ended September 30, 2008.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. Some of our customers also furnish us with raw materials so that we can manufacture their products. For our wholesale business, purchases from our five largest suppliers represented approximately 18.3% and 21.2% of raw materials purchases for the nine months ended September 30, 2009 and 2008, respectively. No one supplier provided more than 10% of our raw materials purchases for the nine months ended September 30, 2009 and 2008. For our retail business, purchases from our five largest suppliers represented approximately 31.8% and 49.1% of raw materials purchases for the nine months ended September 30, 2009. No supplier provided more than 10% of our total purchases for the nine months ended September 30, 2009. Three suppliers provided 14.5%, 12.7%, 11.2% of our total purchases for the nine months ended September 30, 2008. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

We also purchase finished goods from contract manufacturers. For our wholesale business, purchases from our five largest contract manufacturers represented approximately 41.6% and 37.9% of finished goods purchases for the nine months ended September 30, 2009 and 2008, respectively. Two contract manufacturers provided approximately 17.9% and 11.4% of our finished goods purchases for the nine months ended September 30, 2009. One contract manufacturer provided approximately 17.9% of our finished goods purchases for the nine months ended September 30, 2008. For our retail business, our five largest contract manufacturers represented approximately 37.8% and 67.9% of finished goods purchases for the nine months ended September 30, 2009 and 2008, respectively. One contract manufacturer provided 10.0% of our finished goods purchases for the nine months ended September 30, 2009. Two contract manufacturers provided 40.8% and 10.0% of our finished goods purchases for the nine months ended September 30, 2008. We have not experienced difficulty in obtaining finished products from our contract manufacturers and we believe we maintain good relationships with our contract manufacturers.

Gross profit in our wholesale business for the nine months ended September 30, 2009 was $11.1 million, a decrease of 8.1% compared to the nine months ended September 30, 2008. Gross margin was 18.6% for our wholesale business for the nine months ended September 30, 2009 an increase of 2.4% compared to the nine months ended September 30, 2008. The increase in our gross margin was primarily due to the increase in CMT orders versus FOB orders in 2009.

Gross profit in our retail business for the nine months ended September 30, 2009 and 2008 was $2.8 million and $0.62 million respectively. Gross margin in our retail business for the nine months ended September 30, 2009 and 2008 was 38.9% and 44.3% respectively.

Selling, General and Administrative (SG&A) Expenses

Our selling expenses and general and administrative (G&A) expenses for the nine months ended September 30, 2009 and 2008 are as follows:

	For the nine months ended September 30,
	2009		2008		Increase (Decrease)
	(in U.S. Dollars, except for percentages)
Gross Profit	$13,855,421	20.8%	$12,665,244	16.7%	9.4
Operating Expenses:
Selling Expenses	2,903,655	4.4	1,210,063	1.6	140.0
General and Administrative Expenses	5,707,786	8.5	4,918,696	6.5	16.0
Total	8,611,441	12.9	6,128,759	8.1	40.5
Income from Operations	$5,243,980	7.9%	$6,536,485	8.6%	(19.8)

Selling expenses were $2.9 million for the nine months ended September 30, 2009 an increase of 140% or $1.7 million compared to the nine months ended September 30, 2008. The increase was attributable to an increase of approximately $0.86 million of salaries for retail staff, and approximately $0.87 million for store renovation and marketing expenses associated with the promotion of LA GO GO.

G&A expenses were $5.7 million for the nine months ended September 30, 2009 an decrease of 16.0% or approximately $0.78 million compared to the nine months ended September 30, 2008. The increase was attributable to an increase of payroll for additional management, design and marketing staff as a result of our business expansion.

Income from Operations

Income from operations decreased 19.8% to $5.2 million for the nine months ended September 30, 2009 from $6.5 million in the nine months ended September 30, 2008 as the result of the increasing operating expenses.

Interest Expense

Interest expense was $0.33 million for the nine months ended September 30, 2009, a decrease of 87.6% compared to the same period of 2008. This decrease was mainly due to the conversion of convertible notes into common stock in 2008.

Income Tax Expense

Income tax expense was $0.69 million for the nine months ended September 30, 2009, a decrease of 17.8% compared to the same period of 2008. The decrease is primarily attributable to $1.2 million of pre-tax income being recorded by Perfect-Dream, a BVI company which has no liabilities to income tax.

Net Income

Net income for the nine months ended September 30, 2009 was $4.7 million, an increase of 47.5% compared to the same period of 2008. Our diluted earnings per share were $0.35 and $0.27 for the nine months ended September 30, 2009 and 2008, respectively.

Noncontrolling Interest

On January 9, 2008, Goldenway entered into an Agreement with La Chapelle to form a joint venture to develop, promote and market a new line of women’s wear in China. Goldenway agreed to initially invest RMB 6 Million (approximately $826,200) in cash, and La Chapelle agreed to invest RMB 4 Million (approximately $553,040) in cash, for a 60%- and 40%- interest in the joint venture, respectively. The joint venture is included in the Company’s consolidated financial statements beginning in 2008, and the 40% interest held by La Chapelle is classified as noncontrolling interest. As of September 30, 2009, the carrying value in the noncontrolling interest was $557,726.

Summary of Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2009 was $4,196,364 compared with net cash provided by operating activities of $2,722,697 for the nine months ended September 30, 2008. This increase was mainly attributable to increases in accounts receivable and inventories, partially offset by an increase in accounts payable and decreased amounts due from related parties as we began to purchase raw materials through Goldenway during the nine months ended September 30, 2009.

Net cash used in investing activities was $955,809 for the nine months ended September 30, 2009, compared with $2,161,350 during the nine months ended September 30, 2008. On January 9, 2008, Goldenway entered into a Capital Contribution Agreement with La Chapelle, pursuant to which Goldenway invested $1,397,700 in cash (RMB 10 million) in La Chapelle for a 10% ownership interest in La Chapelle resulting in the decrease used in net investing activities during the nine months ended September 30, 2009.

Net cash used in financing activities was $1,143,402 for the nine months ended September 30, 2009, compared with cash used in financing activities of $411,987 during the nine months ended September 30, 2008. During the nine months ended September 30, 2009 we repaid $13,134,464 of bank loans while receiving loan proceeds of $11,991,062 from the bank. During the nine months ended September 30, 2008 we repaid $1,990,000 to Blue Power Holding Ltd, an entity controlled by Mr. Edward Yihua Kang, offset by $553,040 from La Chapelle’s investment in LA GO GO.

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of $3,561,116, other current assets of $33,962,897 and current liabilities of $19,059,765. We presently finance our operations primarily from cash flow from operations and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs.

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

On July 31, 2008, Goldenway entered into credit agreements with a PRC Bank which allows the Company to borrow up to $7.3 million (RMB50million) for a 24 month period. Bank loans are secured by our facilities and are used to fund daily operations. As of September 30, 2009, we had borrowed approximately $5.1 million which matures in December 31, 2009, January 14, 2010 and March 11, 2010, at an interest rate of 5.35% per annum. The maturity of these borrowings can be extended at our option.

On June, 30, 2009, HSBC Bank (China) Company Limited, Shanghai Branch,(“HSBC”)  granted revolving banking facilities in three tranches ( “Banking Facilities”) to Perfect Dream.  Term of these Banking Facilities is up to (and including) March 31, 2010, subject to annual review and renewal at the Lender's sole discretion.  Tranche I, import facilities of up to $0.5 million for up to 90 days, shall be solely used to facilitate the Borrower's raw material sourcing needs. Tranche II, a post-shipment finance of up to $1 million up to 60 days with an advance ratio of 85%, shall be solely used to finance receivables due from Tesco.  Tranche III, a pre-shipment finance of up to $1 million with maximum 90 days before shipment with 70% prepayment ratio, shall be solely used to finance sourcing and production against copy of purchase order from Tesco. The applicable interest rate for the Tranche I import facility and the Tranche III pre-shipment finance shall be 2.5% per annum over Singapore Interbank Money Market Offer Rate (SIBOR) of USD for 3 months or any other interest period as may be determined by the Lender and the principal and all accrued interests shall be paid on the due date of each drawing to the debit of Borrower’s account. The applicable interest rate for the Tranche II post shipment financing shall be 2% per annum over SIBOR of USD for 2 months or any other interest period as may be determined by the Lender and the principal and all accrued interests shall be paid on the due date of each drawing to the debit of the Borrower’s account.  The Company shall apply the loan proceeds for the purpose as set out above and shall comply with the relevant PRC laws and regulations. HSBC may, at its sole and absolute discretion, refuse to allow drawings under the facilities if the drawee is considered to be unacceptable and / or if the transaction in question does not meet HSBC’s operational requirements in respect of these Banking Facilities. HSBC may renegotiate any of the interest margins, fees and the applicable period of base rate in the event of any change occurring in any applicable law or regulation or in PRC's financial markets or the need to comply with any requirement of any regulatory/governmental authority. The Banking Facilities are secured by a guarantee of $2.75 million from Ever-Glory International Group, Inc., and a personal guarantee of up to $2.75 million from our Chairman of the Board and Chief Executive Officer, Mr. Edward Yihua Kang. To date nothing has been drawn down on this line of credit.

On July 3, 2009, Ever-Glory Apparel, entered into a one-year revolving line of credit agreement (“Revolving Line of Credit Agreement”) with Bank of Nanjing Co. Ltd., a PRC Bank, which allows the Company  to borrow up to approximately $5.9 million (RMB 40 million ) during the period from June 1, 2009 to June 1, 2010.  Borrower is required to apply for each loan when it needs to draw from this revolving line of credit.  The Revolving Line of Credit is guaranteed by Jiangsu Ever-Glory, and Goldenway pursuant to certain guaranty agreements. We did not pay any fee to Jiangsu Ever-Glory International Group Corporation or Goldenway for such security. In the third quarter of 2009 the company borrowed $2.2 million and repaid $2.2 million under this agreement.

Long-term Loan

As of September 30, 2009, the long-term loan to Blue Power was $2,247,879. Interest accrued on the loan to Blue power totaled $29,265 and $87,794 for the three and nine months ended September 30,2009.

Obligations under Material Contracts

Below is a table setting forth our material contractual obligations as of September 30, 2009:

	All amounts in millions of U.S. dollars

	Payments due by period
		Less than
	Total	1 year	1 - 3 years	3 - 5 years
Loan From Related Party	$2.75	$0.50	$2.25	$—
Bank Loans	5.40	5.40	—	—
Operating Lease Obligations	1.21	0.18	1.02	0.01
	$9.36	6.08	$3.27	$0.01

Capital Commitments

We have a continuing program for the purpose of improving our manufacturing facilities and extending our LA GO GO stores. We anticipate that cash flows from operations and borrowings from banks will be used to pay for these capital commitments.

Uses of Liquidity

Our cash requirements through the end of 2009 will be primarily to fund daily operations and the growth of our business.

Sources of Liquidity

Our primary sources of liquidity for our short-term cash needs are expected to be from cash flows generated from operations, cash and cash equivalents currently on hand. We believe that we will be able to borrow additional funds if necessary.

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

As of September 30, 2009, we had access to a $7.3 million line of credit from a bank located in Nanjing China. Of this line of credit, $2.2 million was unused and is currently available. This credit facility include the standard covenants as contemplated in agreement of such nature.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004 the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of September 30, 2009, the market foreign exchange rate had increased to 6.82 RMB to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future, and will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel and LA GO GO (whose functional currency is the RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All exchange differences are recorded within equity. The foreign currency translation (loss) gain for the three months ended September 30, 2009 and 2008 was $46,364 and $107,468, respectively. The foreign currency translation (loss) gain for the nine months ended September 30, 2009 and 2008 was ($36,947) and $1,818,706, respectively.

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. On September 30, 2009, we had approximately $3,532,391 in cash and cash equivalents. A hypothetical 5% increase or decrease in either short term or long term interest rates would not have any material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates. We pay our suppliers and employees in Chinese RMB, however, we sell to customers in the U.S., Japan and Europe and we generate sales in U.S. Dollars, Euros and British Pounds. Accordingly, our business has substantial exposure to changes in exchange rates between and among the Chinese RMB, the U.S. Dollar,the Euro and the British Pound. In the last decade, the RMB has been pegged at 8.2765 RMB to one U.S. Dollar. On July 21, 2005 it was revalued to 8.11 per U.S. Dollar. Following the removal of the peg to the U.S. Dollar and pressure from the United States, the People’s Bank of China also announced that the RMB would be pegged to a basket of foreign currencies, rather than being strictly tied to the U.S. Dollar, and would be allowed to float trade within a narrow 0.3% daily band against this basket of currencies. The PRC government has stated that the basket is dominated by the U.S. Dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British Pound, Thai Baht, Russian Ruble, Australian Dollar, Canadian Dollar and Singapore Dollar. There can be no assurance that the relationship between the RMB and these currencies will remain stable over time, especially in light of the significant political pressure on the Chinese government to permit the free flotation of the RMB, which could result in greater and more frequent fluctuations in the exchange rate between the RMB, the U.S. Dollar and the Euro. On September 30, 2009, the exchange rate between the RMB and U.S. Dollar was 6.82RMB to one U.S. Dollar. For additional discussion regarding our foreign currency risk, see the section titled Risk Factors in the Annual Report on Form 10-K for fiscal year ended on December 31, 2008.Fluctuation in the value of Chinese RMB relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.

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

As of September 30, 2009, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

November 9, 2009	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yan Guo
Yan Guo
Chief Financial Officer
(Principal Financial and Accounting Officer)