Form 10-Q/A
period 2009-09-30
Ever-Glory International Group, Inc.
filed 2010-01-28
CIK 943184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No.1)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number:  0-28806

Ever-Glory International Group Inc.
(Exact name of registrant as specified in its charter)

Florida	65-0420146
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

EVER-GLORY INTERNATIONAL GROUP, INC.
FORM 10-Q/A

EXPLANATORY NOTE

              Ever-Glory International Group, Inc. (the "Company") is filing this Amendment No. 1 (this "Amendment No. 1") to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (the "Original Report "), which was originally filed on November 9, 2009, to address comments from the staff of the Securities and Exchange Commission (the “Staff”) in connection with the Staff's regular periodic review of the Company's filings. As a result of comments received from the Staff, the Company re-evaluated its calculation of the derivative effect of certain warrants and determined to restate its consolidated financial statements for the fiscal period ended September 30, 2009 included in the Original Report and to make the following changes:

•	Restate the Financial Statements;
•	Revise the Recent Accounting Pronouncements and Results of Operations sections in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.
•	Revise Note 1, Note 2 and Note 5 to the unaudited interim condensed consolidated Financial Statements; and
•	Amend the disclosure contained under Item 4 - Controls and Procedures;
•	Re-execute the certificates required by Section 302 of the Sarbanes-Oxley Act of 2002.

Except as discussed above, the Company has not modified or updated disclosures presented in the Original Report.  Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Original Report, nor does it modify or update those disclosures affected by subsequent events or discoveries.  It also does not affect information contained in the Original Report which was not impacted by these restatements.  Events occurring after the filing of the Original Report or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company's reports filed subsequent to the Original Report.

              This Amendment No. 1 should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings.

PART 1 - FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

ASSETS
	September 30,	December 31,
	2009	2008
	(unaudited)
	(as restated, Note 1)

CURRENT ASSETS
Cash and cash equivalents	$3,561,116	$1,445,363
Accounts receivable	14,590,133	9,485,338
Inventories	7,232,455	3,735,227
Value added tax receivable	802,120	-
Other receivables and prepaid expenses	480,667	945,191
Advances on inventory purchases	381,850	288,256
Amounts due from related party	10,475,672	11,565,574
Total Current Assets	37,524,013	27,464,949

LAND USE RIGHT, NET	2,805,175	2,854,508
PROPERTY AND EQUIPMENT, NET	12,574,798	12,494,452
INVESTMENT AT COST	1,467,000	1,467,000
TOTAL ASSETS	$54,370,986	$44,280,909

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Bank loans	$5,398,560	$6,542,820
Loan from related party -short term	500,000
Accounts payable	9,682,539	3,620,543
Accounts payable and other payables- related parties	739,437	754,589
Other payables and accrued liabilities	1,943,983	1,683,977
Value added and other taxes payable	371,655	368,807
Income tax payable	118,921	257,946
Deferred tax liabilities	304,670	80,009
Total Current Liabilities	19,059,765	13,308,691

LONG-TERM LIABILITIES
Loan from related party	2,247,879	2,660,085
Derivative liability	1,207,000
Total Long-term Liabilities	3,454,879	2,660,085
TOTAL LIABILITIES	22,514,644	15,968,776

COMMITMENTS AND CONTINGENCIES

EQUITY
Stockholders' equity of the Company
Preferred stock ($.001 par value, authorized 5,000,000 shares,
no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares,
13,560,240 and 12,373,567 shares issued and outstanding
as of September 30,2009 and December 31, 2008, respectively)	13,560	12,374
Additional paid-in capital	3,616,971	4,549,004
Retained earnings	20,310,793	15,807,539
Statutory reserve	3,437,379	3,437,379
Accumulated other comprehensive income	3,919,913	3,956,860
Total Stockholders' Equity of the Company	31,298,616	27,763,156
Noncontrolling interest	557,726	548,977
Total Equity	31,856,342	28,312,133
TOTAL LIABILITIES AND EQUITY	$54,370,986	$44,280,909

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(as restated, Note 1)		(as restated, Note 1)

NET SALES
Related parties	$66,221	$17,582	$75,572	$510,145
Third parties	24,870,500	31,867,994	66,494,465	75,191,036
Total net sales	24,936,721	31,885,576	66,570,037	75,701,181

COST OF SALES
Related parties	38,281	10,989	47,294	472,373
Third parties	20,264,735	27,284,216	52,667,322	62,563,564
Total cost of sales	20,303,016	27,295,205	52,714,616	63,035,937

GROSS PROFIT	4,633,705	4,590,371	13,855,421	12,665,244

OPERATING EXPENSES
Selling expenses	1,097,840	563,971	2,903,655	1,210,063
General and administrative expenses	1,562,382	1,683,713	5,707,786	4,918,696
Total Operating Expenses	2,660,222	2,247,684	8,611,441	6,128,759

INCOME FROM OPERATIONS	1,973,483	2,342,687	5,243,980	6,536,485

OTHER INCOME (EXPENSES)
Interest income	180,089	41,052	445,117	121,616
Interest expense	(94,016)	(1,468,592)	(332,900)	(2,677,546)
Change of fair value of derivitive liability	(143,000)		(725,000)
Other income	269	571	45,252	53,656
Total Other Income (Expenses)	(56,658)	(1,426,969)	(567,531)	(2,502,274)

INCOME BEFORE INCOME TAX EXPENSE	1,916,825	915,718	4,676,449	4,034,211

INCOME TAX EXPENSE	(130,479)	(273,203)	(692,206)	(841,850)

NET INCOME	1,786,346	642,515	3,984,243	3,192,361

ADD: NET LOSS ATTRIBUTABLE TO THE NONCONTROLING INTEREST	7,552	4,666	25,011	1,417

NET INCOME ATTRIBUTABLE TO THE COMPANY	$1,793,898	$647,181	$4,009,254	$3,193,778

NET INCOME	$1,786,346	$642,515	$3,984,243	$3,192,361

Foreign currency translation gain (loss)	46,364	107,468	(36,947)	1,818,706

COMPREHENSIVE INCOME	1,832,710	749,983	3,947,296	5,011,067

COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO
THE NONCONTROLING INTEREST	(6,752)	34,441	8,749	11,419

COMPREHENSIVE INCOME ATTRIBUTABLE TO
THE COMPANY	$1,825,958	$784,424	$3,956,045	$5,022,486

NET INCOME PER SHARE
Attributable to the Company's common stockholders
Basic	$0.13	$0.05	$0.30	$0.27
Diluted	$0.13	$0.05	$0.30	$0.27
Weighted average number of shares outstanding
Basic	13,558,326	11,914,825	13,546,116	11,692,604
Diluted	13,558,326	12,002,908	13,546,116	11,715,332

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

	2009	2008
	(as restated, Note 1)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,984,243	$3,192,361
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation and amortization	1,512,089	714,446
Change in fair value of derivative liability	725,000
Deferred income tax	224,493
Amortization of discount on convertible notes		1,934,026
Amortization of deferred financing costs		318,196
Stock issued for interest		2,155
Stock-based compensation	22,181	12,855
Changes in operating assets and liabilities
Accounts receivable	(5,100,967)	(3,306,125)
Accounts receivable - related parties		153,420
Inventories	(3,494,605)	(597,330)
Value added tax receivable	(801,519)
Other receivables and prepaid expenses	(123,094)	(631,466)
Other receivable - related parties		(37,823)
Advances on inventory purchases	(93,524)	(332,988)
Amounts due from related party	1,088,634	(4,059,141)
Accounts payable	6,057,452	4,325,070
Accounts payable and other payables - related parties	72,399	149,688
Other payables and accrued liabilities	259,657	435,963
Value added and other taxes payable	2,845	181,056
Income tax payable	(138,920)	268,334
Net cash provided by operating activities	4,196,364	2,722,697

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in La Chapelle		(1,397,700)
Purchase of property and equipment	(984,346)	(800,669)
Proceeds from sale of equipment	28,537	37,019
Net cash used in investing activities	(955,809)	(2,161,350)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution from minority shareholders		553,040
Proceeds from bank loans	11,991,062	11,354,904
Repayment of bank loans	(13,134,464)	(10,695,402)
Repayment of long term loan		(1,844,164)
Exercise of warrants		219,635
Net cash used in financing activities	(1,143,402)	(411,987)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	18,600	91,449

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,115,753	240,809

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,445,363	641,739

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,561,116	$882,548

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest expense	$245,105	$295,562
Income taxes	$606,622	$573,557

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

Subsequent to the issuance of the Company’s September 30, 2009 consolidated interim financial statements, the Company determined that it had incorrectly reported derivative warrant liabilities with an estimated fair value of $725,000 at September 30, 2009, related to the Company’s January 1, 2009 change in accounting principle as a result of the adoption of ASC 815 (previously EITF No. 07-5) (see Note 5).  Accordingly the Company’s September 30, 2009 interim financial statements have been restated resulting in a decrease in net income of $143,000, and a decrease in basic and diluted net income per share of $0.01 for the three months ended September 30, 2009.  Net income and basic and diluted net income per share for the nine months ended September 30, 2009 decreased by $725,000 and $0.05, respectively.

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

Recent Accounting Pronouncements

 Embedded Derivatives

(Included in ASC 815 “Derivatives and Hedging”, previously SFAS 133)

 In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. Upon adoption of EITF No. 07-5, the Company reclassified certain warrants that were previously classified as equity to liability (Note 5).

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

Note 5 DERIVATIVE WARRANT LIABILITY

(Included in ASC 815 “Derivatives and Hedging”, previously SFAS 133)

In June 2008, the FASB ratified EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. Paragraph 11(a) of SFAS No. 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The Company’s adoption of EITF 07-5 effective January 1, 2009, resulted in the identification of certain warrants that were determined to require liability classification because of certain provisions that may result in an adjustment to their exercise price. Accordingly, these warrants were retroactively reclassified as liabilities upon the effective date of EITF No. 07-5 as required by the EITF. The resulting cumulative effect of the change in the accounting principle was a decrease in paid in capital of $976,000, an increase in retained earnings of $494,000, and the recognition of a liability of $482,000 as of January 1, 2009. The liability was then adjusted to fair value as of September 30, 2009, resulting in an increase in the liability and a decrease in other income of $143,000 and $725,000 for the three and nine months ended September 30, 2009, respectively

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant liabilities. Key assumptions used to apply these models are as follows:

	September 30, 2009	January 1, 2009
Expected term	3.68 years	4.43 years
Volatility	111.24%	100.20%
Risk-free interest rate	2.4%	1.5%
Dividend yield	0%	0%

NOTE 6 INCOME TAX

Pre-tax income (loss) for the three and nine months ended September 30 2009 and 2008 was taxable in the following jurisdictions.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
PRC	$880,545	$2,312,172	$4,271,595	$6,695,424
Others	1,179,280	(1,396,454)	1,129,854	(2,661,213)
	$2,059,825	$915,718	$5,401,449	$4,034,211

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

Below is a summary of the income tax rate for each of our PRC subsidiaries in 2008 and 2009.

	Goldenway	New- Tailun	Catch- Luck	LA GO GO	Ever-Glory Apparel
2008	25.0%	12.5%	12.5%	25.0%	*
2009	25.0%	12.5%	12.5%	25.0%	25.0%

*Ever-Glory Apparel was established on January 6, 2009.

Perfect Dream was incorporated in the British Virgin Islands on July 1, 2004, and has no liabilities to income tax.

Ever-Glory HK was incorporated in Samoa on September 15, 2009, and has no liabilities to income tax.

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

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three and nine months ended September 30, 2009 and 2008:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
PRC Statutory Rate	25.0	25.0	25.0	25.0
Income tax exemption	(9.1)	(13.0)	(11.0)	(12.0)
Other	(1.1)		2.2
Effective income tax rate	14.8%	12.0%	16.2%	13.0%

  Income tax expense for the three and nine months ended September 30, 2009 and 2008 is as follows:

	For the three months ended September 30		For the nine months ended September 30
	2009	2008	2009	2008
Current	$58,504	$273,203	$467,713	$841,850
Deferred	71,975	-	224,493	-
Income tax expense	$130,479	$273,203	$692,206	$841,850

NOTE 7 EARNINGS PER SHARE

Earnings per share is calculated as follows:

	For the three months ended September 30		For the nine months ended September 30
	2009	2008	2009	2008
Net income attributable to the Company	$1,793,898	$647,181	$4,009,254	$3,193,778
Add: interest expense related to convertible notes		756		2,252
Subtract: Unamortized issuance costs and discount on convertible notes		(44,350)		(44,350)
Adjusted net income for calculating EPS-diluted	$1,793,898	$603,587	$4,009,254	$3,151,680

Weighted average number of common stock – Basic	13,558,326	11,914,825	13,546,116	11,692,604
Effect of dilutive securities:
Convertible notes		88,083		22,728
Weighted average number of common stock – Diluted	13,558,326	12,002,908	13,546,116	11,715,332

Earnings per share - basic	$0.13	$0.05	$0.30	$0.27
Earnings per share -diluted	$0.13	$0.05	$0.30	$0.27

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

NOTE 8 STOCKHOLDERS’ EQUITY

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

NOTE 9 RELATED PARTY TRANSACTIONS

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

NOTE 10 CONCENTRATIONS AND RISKS

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

NOTE 11 SEGMENTS

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

Summary of Critical Accounting Policies

New accounting policy

On January 1, 2009, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133.  Upon the adoption of EITF 07-05, the Company reclassified certain warrants that were previously classified equity to a derivative liability. On January 1, 2009, we adopted the following additional critical accounting policy as a result of a newly-adopted accounting standard:

Derivative warrant liability

SFAS 133, as amended, requires all derivatives to be recorded on the balance sheet at fair value.  As a result, beginning January 1, 2009, certain derivative warrant liabilities are now separately valued and accounted for on our balance sheet, with any changes in fair value recorded in earnings.

We utilize the Black-Scholes option-pricing model to estimate fair value.  Key assumptions of the Black-Scholes option-pricing model include the market price of the Company’s stock, applicable volatility rates, risk-free interest rates and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Results of Operations

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

	Three months ended September 30
	2009		2008
	(in U.S. Dollars, except for percentages)
Sales	$24,936,721	100.0%	$31,885,576	100.0%
Gross Profit	4,633,705	18.6	4,590,371	14.4
Operating Expenses	2,660,222	10.7	2,247,684	7.0
Income From Operations	1,973,483	7.9	2,342,687	7.3
Other Income (Expenses)	（56,658）	(0.2)	(1,426,969)	(4.5)
Income Tax Expense	130,479	0.5	273,203	0.9
Net Income	$1,786,346	7.2%	$642,515	2.0%

Change of fair value of derivative liability

Change of fair value of derivative liability was $0.14 million for the three months ended September 30, 2009  which reflects a reduction in the market value of certain outstanding warrants. See  “Derivative  Warrant  Liability” in Note 5 to the Condensed Consolidated Financial Statements in this report.

Net Income

 Net income was $1.8 million for the three months ended September 30, 2009 an increase of 178.0% compared to the three months ended September 30, 2008. Our diluted earnings per share were $0.13 and $0.05 for the three months ended September 30, 2009 and 2008, respectively.

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

	Nine months ended September 30
	2009		2008
	(in U.S. Dollars, except for percentages)
Sales	$66,570,037	100.0%	$75,701,181	100.0%
Gross Profit	13,855,421	20.8	12,665,244	16.7
Operating Expenses	8,611,441	12.9	6,128,759	8.1
Income From Operations	5,243,980	7.9	6,536,485	8.6
Other Income(Expenses)	(567,531)	(0.9)	(2,502,274)	(3.3)
Income Tax Expense	692,206	1.0	841,850	1.1
Net Income	$3,984,243	6.0%	$3,192,361	4.2%

Change of fair value of derivative liability

Change of fair value of derivative liability was $0.73 million for the nine months ended September 30, 2009 which reflects a reduction in the market value of certain outstanding warrants. See  “Derivative  Warrant  Liability” in Note 5 to the Condensed Consolidated Financial Statements in this report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

            As of September 30, 2009, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Because of the restatement of our September 30,2009 financial statements, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of September 30,2009. The Company intends to engage outside experts to provide counsel and guidance in areas where it cannot economically maintain the required expertise internally (e.g., with the appropriate classifications and treatments of complex and non-routine transactions).

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

EVER-GLORY INTERNATIONAL GROUP, INC.

January 28, 2010	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yan Guo
Yan Guo
Chief Financial Officer
(Principal Financial and Accounting Officer)