Form 10-K
period 2009-12-31
Ever-Glory International Group, Inc.
filed 2010-03-31
CIK 943184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2009, 13,548,498 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2009, the last business day of the 2nd fiscal quarter, was approximately $6,842,665 based on the closing price of $ 1.85 for the registrant’s common stock as reported on the NYSE Amex LLC (formerly, the American Stock Exchange and the NYSE Alternext US LLC). Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

As of  March 30, 2010, there were 13,566,874 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EVER-GLORY INTERNATIONAL GROUP, INC.
FORM 10-K
For the Year Ended December 31, 2009

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the factors described in the Section of this report entitled “Risk Factors”  and other documents we file from time to time with the Securities and Exchange Commission (‘SEC’), including the Quarterly Reports on Form 10-Q to be filed by us in 2009.

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

In January 2005, Perfect Dream acquired 100% of Goldenway Nanjing Garments Company Limited (“Goldenway”). Goldenway, a People’s Republic of China (“PRC”) wholly foreign-owned enterprise was incorporated on December 31, 1993. Goldenway is principally engaged in the manufacturing and sale of garments. Until December 2004, Goldenway was a joint venture held by Jiangsu Ever-Glory International Group Corporation (“Jiangsu Ever-Glory”). After it was acquired by Perfect Dream, Goldenway changed its status to that of a wholly foreign owned enterprise and increased its registered capital from US$2,512,106 to US$20,000,000. The increased registered capital was required to be contributed in installments within three years of the issuance of Goldenway's updated business license. On July 6, 2009, the Company obtained the approval from the government allowing the company to decrease the registered capital from $20,000,000 to $15,047,788. As of June 30, 2009, the Company had fulfilled its registered capital requirements.

On November 9, 2006, Perfect Dream entered into a purchase agreement with Ever-Glory Enterprises (HK) Limited (“Ever-Glory Hong Kong”) whereby we acquired a 100% interest in Nanjing New-Tailun Garments Co, Ltd. (“New-Tailun”) from Ever-Glory Hong Kong (the “New-Tailun transaction”). Pursuant to the terms of the purchases agreement for this acquisition, we agreed to pay Ever-Glory Hong Kong $2,000,000 in cash and issue 20,833,333 shares of our restricted common stock having a value of $10,000,000. We valued the shares based on the preceding 30-day average of high bid and the low ask price for our common stock on the date of the transfer within 90 days of the closing of the New-Tailun transaction. The total consideration due to Ever-Glory Hong Kong in connection with this transaction has been paid. The New-Tailun transaction closed on December 30, 2006. New-Tailun is a 100% foreign-owned enterprise incorporated in the PRC and is engaged in the manufacturing and sale of garments. New-Tailun has a staff of approximately 560 employees with an annual production capacity of about 1.8 million pieces.

On August 27, 2007, we acquired Nanjing Catch-Luck Garments Co, Ltd. (“Catch-Luck”), which further expanded our production capacity. Catch-Luck is primarily engaged in the manufacturing and sale of garments in China. Founded in 1995, Catch-Luck has approximately 520 employees with an annual production capacity of 1.2 million garments. It currently operates one factory spanning 6,635 square meters in the Nanjing Jiangning Economic and Technological Development Zone.

Shanghai La Go Go Fashion Company Limited (“LA GO GO”), a joint venture of Goldenway and Shanghai La Chapelle Garment and Accessories Company Limited (“La Chapelle”), was incorporated in the PRC on January 24, 2008. Goldenway invested approximately US$826,200 (Renminbi (“RMB”) 6.0 million) in cash, and La Chapelle invested approximately US$553,040 (RMB 4.0 million) in cash, for a 60% and 40% ownership interest, respectively, in the joint venture. The business objective of the joint venture is to develop, promote and market a line of middle to high price range of women’s wear in China. On March 23, 2009, Goldenway transfered all of its ownership interest in LA GO GO to Ever-Glory Apparel

Ever-Glory International Group Apparel Inc.(“Ever-Glory Apparel”), a wholly owned subsidiary of Goldenway, was incorporated in the PRC on January 6, 2009.  Goldenway invested approximately US$733,500 (RMB 5.0 million) in cash in Ever-Glory Apparel. As of December 31, 2009, Goldenway has increased its investment to approximately $6,595,000 (RMB45.0 million).  Ever-Glory Apparel is principally engaged in the import and export of apparel, fabric and accessories. Ever-Glory Apparel is expected to be handling most import and export from 2010.

Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”), a wholly-owned subsidiary of Perfect-Dream, was incorporated in Samoa on September 15, 2009. Ever-Glory HK is principally engaged in the import and export of apparel, fabric and accessories.

Ever-Glory Apparel and Ever-Glory HK will focus on the import and export business.  Goldenway focuses primarily on quality and production control, and coordinating with outsourced contract manufacturers. New-Tailun focuses on the Japanese market, and has strengths in the design, production, sale and marketing of jeans and trousers. Catch-Luck is geared toward the European market, and it designs and makes products that complement the product lines of our other subsidiaries. LA GO GO focuses on establishing and creating a leading brand of ladies’ garments for the mainland Chinese market.

Our corporate structure is illustrated below.

Business Operations

Our wholesale operations include manufacturing and worldwide sale of apparel to well-known casual wear, sportswear and outerwear brands and retailers in major markets. We manufacture our apparel products in our two factories, Catch-Luck and New-Tailun,  located in the Nanjing Jiangning Economic and Technological Development Zone and Shang Fang Town respectively in Nanjing, China. We conduct our original design manufacturing (“ODM”) operations through three wholly-owned subsidiaries in China: Goldenway, New-Tailun, and Catch-Luck. Our three facilities in Nanjing have approximately 1,500 employees. In 2009, we achieved total sales of $76,677,547.

Although we have our own manufacturing capacity, we currently outsource most of the manufacturing to our strategic alliances as part of our overall business strategy. Outsourcing allows us to maximize our production capacity and remain flexible while reducing capital expenditures and the costs of keeping skilled workers on production lines during low season. We inspect products manufactured by our long-term contractors to ensure that they meet our high quality control standards. Total production capacity per year is more than 12 million pieces. See Production and Quality Control below.

Our retail operation is conducted by our subsidiary, LA GO GO. The business objective of the joint venture is to establish and create a leading brand of women’s wear and to build a nationwide retail distribution channel in China. LA GO GO had approximately 800 employees as of December 31, 2009. As of December 31 2009, we operated 185 retail stores in China and had total sales of $13,193,444.

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

In the fiscal year ended December 31, 2009, approximately 25% of our sales revenue came from customers in Germany, 15% of our sales revenue came from customers in United Kingdom, 11% of our sales revenue came from customers in other European countries, 15% from customers in the United States, 15% from customers in Japan, and 19% from customers in China. In 2009, only one customer represented more than ten percent of our total sales (Approximately 29% of our total net sales). Also, in 2009, sales to our five largest customers generated approximately 56% of our total net sales.

Substantially all of the Company’s long-lived assets were attributable to the PRC as of December 31,2009 and 2008.

Suppliers

We purchase the majority of our raw materials (including fabric, fasteners, thread, buttons, labels and related materials) directly from numerous local fabric and accessories suppliers. For our wholesale business, collectively, purchases from our five largest suppliers represented approximately 19.4% and 18.6% of total raw material purchases in 2009 and 2008, respectively. No single supplier provided more than 10% of our total purchases.

We also purchased finished goods from contract manufacturers. For our wholesale business, collectively, purchases from our five largest contract manufacturers represented approximately 42.6% and 40.7% of total finished goods purchases in 2009 and 2008, respectively. Two contract manufacturers provided approximately 17.9% and 10.7% of our total finished goods purchases in 2009. One contract manufacturer provided approximately 21.5% of our total finished goods purchases in 2008.

For our wholesale business, we generally agree to pay our suppliers within 30-90 days after our receipt of goods. We typically place orders for materials from suppliers when we receive orders from our customers. On average, the materials will generally be consumed by production in approximately 20 days.

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

Production and Quality Control

In 2009, we manufactured approximately 30% of the products we sell to wholesale customers in our own manufacturing facilities. We typically outsource a large portion of our products based upon factory capacity and customer demand. The number of outside contract manufacturers to which we outsource is expected to increase in order to meet the anticipated growth in demand from our customers.

As of December, 31, 2009, our total production capacity including outsourcing reached 12 million pieces per year. At present, our production capacity is sufficient to meet customer demand.

We are committed to designing and manufacturing high quality garments. We place a higher standard on quality control because we emphasize the high quality of our products. We have implemented strict quality control and craft discipline systems. Before we manufacture large quantities, we obtain the approval from our customers either through in-person visits to the factories or by shipping samples of our products to our customers for testing, inspection and feedback. This ensures that our products perfectly meet specifications prior to production. In addition, our trained professional quality control personnel periodically inspect the manufacturing process and quality of our apparel products. Our factory is ISO 9001:2000 certified. ISO 9000 is a family of standards for quality management systems maintained by ISO, International Organization for Standardization, and is administered by accreditation and certification bodies. We have been independently audited and certified to be in conformance with ISO 9001 which certifies that formalized business processes are being applied.

Due to our strict quality control and testing process, we have not undergone any significant product or merchandise recalls, and we generally do not receive any significant requests by our customers to return finished goods. Product returns are not a material factor in our business.

We anticipate to continue outsourcing a large portion of our production. Management believes that outsourcing allows us to maximize our production flexibility while reducing significant capital expenditure and the costs associated with managing a large production workforce. We contract for the production of a portion of our products through various outside independent manufacturers. Quality control reviews are done by our employees during and after production before the garments leave the outsourcing factories  to ensure that material and component qualities and the products “fits” are in accordance with our specifications. We inspect prototypes of each product prior to cutting by the contractors, and conduct a final inspection of finished products prior to shipment to ensure that they meet our high standards.

Delivery and Transportation

We do not hold any significant inventory of finished goods, as we typically ship finished goods to our customers upon completion.

We deliver most of our products through Jiangsu Ever-Glory, our primary import and export agent. Our products are generally shipped directly to customers. Jiangsu Ever-Glory has access to a variety of ground , sea and air shipping companies and can typically deliver a finished product to the client within the timeframes we require. Merchandise is carried from our production facilities by truck to a port where it is consolidated and loaded on containerized vessels for ocean or air transport to the ultimate destination. Ever-Glory Apparel is expected to be handle most of our import and export beginning in 2010.

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

Currently, we have several competitors in China including small to large sized companies including some state-owned trading groups and private garment companies. We believe we differentiate ourselves from the competition and will be able to effectively compete with our rivals due to our persistent pursuit of quality control, a diversified casual wear product lineup, and in-house design talent. In addition, we believe we derive advantages from the rapid feedback we receive from our customers in the supply chain and using our advanced Enterprise Resource Planning (“ERP”) system. Our ERP system integrates many of our operational processes into one system including order processing, statistical analysis, purchasing, manufacturing, logistics and financial control systems, providing management with instantaneous feedback on important aspects of our business operations.

Governmental Regulations/Quotas

In 2009, we were not subject to any export quota imposed by countries where our customers are located. Nevertheless, we noticed many European counties tightened their chemical inspection requirements after the removal  of quotas. In addition, there can be no assurance that additional trade restrictions will not be imposed on the export of our products in the future.  Such actions could result in increases in the cost of our products generally and may adversely affect our results of operations. On a longer term basis, we believe that our customer mix and our ability to adjust the types of apparel we manufacture will mitigate our exposure to such trade restrictions in the future.

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

Retail Segment

As of December 31, 2009, LA GO GO had 185 retail stores in China to sell its own brand clothing. We believe our advantages in the retail segments are the acute and prompt response to market trends, quick turn-around in design and production, and appropriate pricing.   In 2009, we achieved total net sales of approximately US $13.2 million for our retail business.

Supplier

We purchase the majority of our raw materials (including fabric, fasteners, thread, buttons, labels and related materials) directly from numerous local fabric and accessories suppliers. For our retail business, collectively, purchases from our five largest suppliers represented approximately 31.3% of total purchases in 2009. No single supplier provided more than 10% of our total purchases in 2009. We have not experienced difficulty in obtaining raw materials essential to our business.

We also purchase finished goods from contract manufacturers. For our retail business, collectively, our five largest contract manufacturers represented approximately 37.5% of total finished goods purchases in 2009. No single contract manufacturer provided more than 10% of our total finished goods purchases in 2009. We have not experienced difficulty in obtaining finished products from our contract manufacturers.

For our retail business, we generally agree to pay our suppliers within 30-180 days after our receipt of goods. We typically place orders for materials from suppliers when the style has been confirmed by our chief of design. On average, the supplies we hold in stock will generally be consumed in production in approximately 20 days.

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

Sales and Marketing

Our LA GO GO products are sold in flagship stores, and stores-within-a-store.  The sales department develops new sales channels. According to the new store opening plan, the ratio of flagship stores and stores-within-a-store are carefully balanced.  The store-within-a-store enters into contracts with department stores. The flagship stores are carefully chosen at prominent locations and have lease agreements with each property owner.  Under our return and exchange policy, products may be returned or exchanged for any reason within 15 days. During 2009, the return and exchange rate was very low and was not a material factor in our operations.

Store Operation

As of December 31, 2009, we had 185 stores, including 31 flagship stores, with each store generating average revenue of approximately $9,500 per month. The majority of our retail stores are situated as stores-within-a-store in large, mid-tier department stores located in over 20 provinces in China.

Trademark

We regard our trademarks as an important part of our business due to the name recognition of our customers. We currently have pending trademark registration applications at the China Trademark Office (“CTO”) for the mark “LA GO GO” in class 25 and class 18. La Chapelle applied for trademark registration in 2007 and later assigned the application to LA GO GO in 2008 upon the latter’s incorporation. We believe that the CTO will issue its decision on whether to approve the applications for registration sometime in 2011.  According to the Trademark Law of the PRC, we are entitled to use the mark before obtaining such approval.  As of December 31, 2009, we are not aware of any prior registration or valid claim or challenges to our right to use the mark.

Information Technology

We recognize the importance of high-quality information management system in the retail operation.  As a result, we use “Parkson Retail Management Sytem”, a comprehensive and mature retail management application in China, to monitor and manage the merchandise planning, inventory and sales information.

Employees

As of December 31, 2009, we had over 2,100 employees. None of our employees belong to a labor union. We have never experienced a labor strike or work stoppage. We are in full compliance with the Chinese labor laws and regulations and are committed to providing safe and comfortable working conditions and accommodations for our employees.

Labor Costs.

The manufacture of garments is a labor-intensive business. Although much of our production process is automated and mechanized, we rely on skilled labor to make our products.  During the year ended December 31, 2009, we benefited from the abundance of affordable skilled workers as a result of the economic downturn in China. To increase efficiency and productivity, we cut back total number of employees while the average salary level increased.

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

Description of Property

In 2009, we operated four facilities on certain land in the Nanjing Jiangning Economic and Technological Development Zone and in Shangfang Town, which are located in Nanjing, China.   For further details concerning our property, see Item 2 of this report regarding Properties.

Taxation

Our five operating subsidiaries, all of which are incorporated in the PRC, are governed by PRC income tax laws and are subject to the PRC enterprise income tax. Each of our consolidated entities files its own separate tax return, and we do not file a consolidated tax return. Goldenway was incorporated in the PRC and is subject to PRC income tax laws and regulations.  In 2009, Goldenway’s income tax rate was 25%.

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

Recent Developments

In connection with the acquisition of Catch-Luck, in the second quarter of 2010 we expect to  issue 1,153,846 shares of the Company’s restricted common stock to Ever-Glory Hong Kong as a result of Catch-Luck’s achievement of certain 2009 financial targets, pursuant to the Agreement for the Purchase and Sale of Stock dated June 26, 2006, as amended on August 31, 2006 (the “Amendment”) by and between us, Perfect Dream Ltd., Ever-Glory Hong Kong and Catch-Luck.

In connection with the Capital Contribution Agreement between Goldenway, La Chapelle and Wuxi Xin Bao Lian Investment Company Limited (“Wuxi Xin Bao”) as of  January 9, 2008, La Chapelle agreed to meet certain audited net income targets of at least RMB 20 million in 2008 and RMB 30 million in 2009.  In the event La Chapelle’s actual audited net income falls below 90% of either of these targets, the overall equity interest of Goldenway and Wuxi Xin Bao shall, in each instance, be increased proportionally in accordance with a formula set forth in the Capital Contribution Agreement. La Chapelle’s net income in 2009 is approximately RMB30 million which is more than 90% of the agreed target of RMB 30 million. As a result, there will be no change of the equity interest of Goldenway or Wuxi Xin Bao.

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

As of December 31, 2009 and 2008, we did not rely on any raw material supplier which exceeds 10% of all of our total raw material purchases. For the wholesale business, during 2009 the Company relied on two manufacturers for 18% and 11% of purchased finished goods while in 2008 the Company relied on one manufacturer for 21% of purchased finished goods . For the retail business, during 2009 the Company did not rely on any single raw material supplier while in 2008 the Company relied on two manufacturers for 29% of purchased finished goods. We do not have any long-term written agreements with any of these suppliers and do not anticipate entering into any such agreements in the near future. However, we always execute a written agreement for each order placed with our suppliers. We do not believe that loss on any of these suppliers would have a material adverse effect on our ability to obtain finished goods or raw materials essential to our business because we believe we can locate other suppliers in a timely manner.

Risks Relating to Our Business

Our wholesale business depends on some key customers for a significant portion of our sales. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.

For the year ended December 31, 2009, our five largest customers represented approximately 49% of our total net sales. For the year ended December 31, 2008, our top five largest customers represented approximately 52% of our total net sales.  The garment manufacturing industry has experienced substantial consolidation in recent years, which has resulted in increased customer leverage over suppliers, greater exposure for suppliers to credit risk and an increased emphasis by customers on inventory management and productivity.

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

Risks Related to an Investment in Our Securities

Our common stock has limited liquidity.

Our common stock has been trading on the NYSE Amex (formerly, the American Stock Exchange and NYSE Alternext US LLC) since July 16, 2008, but it is thinly traded compared to larger more widely known companies in the same industry. Thinly traded common stock can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. The high and low bid price of Ever-Glory’s common stock during the past 52 week period ended December 31, 2009 has been US$3.14 and US$0.65 per share respectively.

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

Our principal shareholders, which includes our officers and directors, and their affiliated entities own approximately 73% of our outstanding shares of common stock. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal shareholders and their affiliated entities, elections of our Board of Directors will generally be within the control of these shareholders and their affiliated entities. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders and their affiliated entities. As such, it would be difficult for shareholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all of our shareholders.

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

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal control over financial reporting. In our Annual Report on Form 10-K for the year ended December 31, 2009, we concluded that our internal control over financial reporting was not effective as of December 31, 2009 based on our assessment.  For more information, please refer to Item 9. Controls and Procedures.   Our failure to achieve and maintain effective internal control reporting could result in loss of our investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock.  Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Wholesale segment

In 2009, we operated three complexes as our operating and production facilities at 509 Chengxin Road, in the Nanjing Jiangning Economic and Technological Development Zone, Shangfang Town, Nanjing, China. The following is a description of these facilities:

(i) Goldenway. Our Goldenway facilities include 112,442 square meters of floor space.  Our Goldenway facility hosts administrative, sales and distribution functions in addition to manufacturing. On June 24, 2006 we obtained the right to use the land on which these facilities are constructed for 50 years. There are no material encumbrances on these facilities.

(ii) New-Tailun. Our New-Tailun facilities include 25,000 square meters of floor space. Approximately 560 employees work at this location. Our New-Tailun facility mainly handles manufacturing. We lease the New-Tailun facility and the land from Jiangsu Ever-Glory for US$50,452 per annum under a two year leasing arrangement that expired on December 31,2009. In January 2010, we signed a new two-year lease with Jiangsu Ever-Glory with annual rent of  approximately $46,000.

(iii) Catch-Luck. Our Catch-Luck facilities include 6,635 square meters of office and production space. Approximately 520 employees work at those locations. Our Catch-Luck facility mainly handles manufacturing. These facilities are located on the piece of land for which we have the 50-year land use right.

In addition, under certain lease arrangement between Goldenway and Jiangsu Ever-Glory International Group Corporation, (“Jiangsu Ever-Glory”), Goldenway currently holds the right to lease certain land and use certain building and improvements on that land until 2016. In 2009 we leased part of this facility to a non- affiliated third party under a lease with an annual rent of approximately $18,000.

 We believe that our current facilities will be sufficient to sustain our wholesale operations for the foreseeable future.

Retail Segment

For our retail operations, we have a one year lease arrangement for our administrative offices and a three-year lease for our warehouse.  The current flagship stores are generally leased under agreements with real estate developers or department store or shopping mall operators for terms ranging from 2 to 5 years.  The store-within-a-store are counters leased from department stores for which we generally pay approximately 30% of sales revenue as rent. We believe the administrative and warehouse facilities are adequate to sustain our operations for the foreseeable future. We also believe that  the locations of the flagship stores and the stores-within-a-store units are carefully selected and suitable for the LA GO GO operation.

Item 3. LEGAL PROCEEDINGS

There is no material pending legal proceeding to which the Company is a party.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHSES OF EQUITY SECURITIES.

Market for Common Equity

Our common stock was quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) initially under the symbol “EGLY” and then it was changed to “EVGY” in 2007.  On July 16, 2008 our common stock commenced trading on the NYSE Amex LLC (“NYSE Amex”)(formerly named the American Stock Exchange and the NYSE Alternext US LLC) under the symbol of “EVK”. As of December 31, 2009, there were approximately 65 shareholders of record of our common stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name. The following table sets forth the high and low bid information for the common stock for each quarter within the last two fiscal years, as reported by the OTCBB on a quarterly basis for the periods during which our common stock was quoted on the OTCBB and as reported by the NYSE Amex from the third quarter of 2008 following our listing thereon.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

NYSE AMEX
	Bid Price
PERIOD	HIGH	LOW
FISCAL YEAR 2009
Fourth Quarter ended December 31, 2009	$3.14	$2.05
Third Quarter ended September 30, 2009	$2.15	$1.61
Second Quarter ended June 30, 2009	$2.50	$1.53
First Quarter ended March 31, 2009	$2.50	$0.65

FISCAL YEAR 2008:
Fourth Quarter ended December 31, 2008	$2.49	$0.89
Third Quarter ended September 30, 2008	$4.89	$1.90

       OTCBB
	Bid Price
PERIOD	HIGH	LOW
FISCAL YEAR 2008:
Second Quarter ended June 30, 2008	$4.80	$3.89
First Quarter ended March 31, 2008	$3.60	$2.70

On March 30, 2010, the closing sale price of our common stock on the NYSE  Amex was $2.95 per share. The stock prices shown in the table above are retroactively adjusted, as applicable, to reflect our 10-to-1 reverse stock split effective on November 20, 2007.

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
The following discussion and analysis of our financial condition and results of operations for the year ended December 31, 2009 should be read in conjunction with the Financial Statements and corresponding notes included in this annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We are a leading apparel supply-chain manager and retailer in China, and are listed on the NYSE Amex.

We classify our businesses into two segments: wholesale and retail. Our wholesale business consists of wholesale-channel sales made principally to famous brands, department stores and specialty stores located throughout Europe, U.S., Japan and the People’s Republic of China (the “PRC”). We have a focus on well-known, middle-to-high grade casual wear, sportswear, and outerwear brands. Our retail business which consists of retail-channel sales directly to consumers through full-price retail stores located throughout the PRC.

Although we have our own manufacturing facilities, we currently outsource most  manufacturing to our strategic alliances as part of our overall business strategy.  Outsourcing allows us to maximize our production capacity and maintain flexibility while reducing capital expenditures and the costs of keeping skilled workers on production lines during low season. Our management oversees the long-term contractors and inspects products manufactured by them to ensure that they meet our high quality control standards and timely delivery. Our annual production capacity including outsourcing orders is in excess of 12 million pieces.

On January 6, 2009, we established Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”) a wholly-owned subsidiary of Goldenway. On March 23, 2009, Goldenway transferred all of its ownership interest in LA GO GO to Ever-Glory Apparel. On September 15, 2009, we established Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”), a wholly-owned subsidiary of Perfect Dream. Ever-Glory Apparel and Ever-Glory HK are principally engaged in the import and export of apparel, fabric and accessories. In order to reduce related transaction costs, we have been gradually shifting our import and export business to Ever-glory Apparel and Ever-Glory HK. We previously utilized Jiangsu Ever-Glory International Group Corporation (“Jiangsu Ever-Glory”),; an entity controlled by Mr. Edward Yihua Kang, our Chairman of the Board and Chief Executive Officer, to assist with our import and export business.

Wholesale Business

We conduct our original design manufacturing (“ODM”) operations through four wholly-owned subsidiaries which are located in the Nanjing Jiangning Economic and Technological Development Zone and Shang Fang Town in the Jiangning District in Nanjing, China: Ever-Glory Apparel, Goldenway Nanjing Garments Company Limited (“Goldenway”), Nanjing New-Tailun Garments Company Limited (“New Tailun”), and Nanjing Catch-Luck Garments Co., Ltd. (“Catch-Luck”).

Retail Business

We conduct our retail operations through Shanghai LA GO GO Fashion Company Limited (“LA GO GO”), a joint venture of Ever-Glory Apparel and Shanghai La Chapelle Garment and Accessories Company Limited, located in Shanghai, China. The business objective of the joint venture is to establish a leading brand of women’s wear and to build a retail and wholesale distribution channel for the mainland Chinese market.

Business Objectives

Wholesale Business

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

Retail Business

The business objective for our retail segment is to further establish a leading brand of women’s apparel and to build a nationwide retail distribution channel in China. As of December 31, 2009 we operated 185 stores. During 2009 we opened 100 stores and closed 8 stores. We expect to open an additional 80-100 stores in 2010.

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

Collection Policy

Wholesale business

For our new customers, we generally require orders to be backed by letters of credit. For our long-term and established customers with a good payment track record, we generally provide payment terms of between 30 and 120 days following delivery of finished goods.

Retail business

For store-in-store shops, we generally receive payments from the stores between 60-90 days following the time of register receipt. For our own stores, we receive payments at the point of sale.

Global Economic Uncertainty

Our business is dependent on consumer demand for our products. We believe that the significant uncertainty in the global economy and a slowdown in the United States. and the European economy have increased our clients’ sensitivity to the cost of our products as reflected in our revenues for 2009 when compared to 2008. We have experienced continued pricing pressure this year. If the global economic environment continues to be weak, these worsening economic conditions could have a negative impact on the Company’s sales growth and operating margins.

In addition, economic conditions in the United States and in foreign markets in which we operate could substantially affect our sales and profitability and our cash position and collection of accounts receivable.  Global credit and capital markets have experienced unprecedented volatility and disruption. Business credit and liquidity have tightened in much of the world. Some of our suppliers and customers may face credit issues and could experience cash flow problems and other financial hardships. These factors currently have not had an impact on the timeliness of receivable collections from our customers. The Company cannot predict at this point of time how this situation will develop and whether accounts receivable may need to be allowed for or written off in the coming quarters.

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

Revenue Recognition

We recognize wholesale revenue from product sales, net of value added taxes, upon delivery for local sales and upon shipment of the products for export sales, at which time title passes to the customer provided that there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable and collectability is deemed probable. We recognize wholesale revenue from manufacturing fees charged to buyers for the assembly of garments from materials provided by the buyers upon completion of the manufacturing process and upon delivery to the buyer for local sales and upon shipment of the products for export sales, provided that there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable and collectability is deemed probable. Retail sales are recorded at the time of register receipt.

Estimates and Assumptions

In preparing our consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates in 2009 and 2008 include the assumptions used to value warrants and the estimates of the valuation allowance for deferred tax assets.

Recent Accounting Pronouncements

 Embedded Derivatives
(Included in ASC 815 “Derivatives and Hedging”, previously SFAS 133)
 In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. Upon adoption of EITF No. 07-5, the Company reclassified certain warrants that were previously classified as equity to liability (Note 8).

Business Combinations
(Included in ASC 805 “Business Combinations”, previously SFAS No. 141(R))
This ASC guidance revised SFAS No. 141, “Business Combinations” and addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. Adoption of this standard on January 1, 2009 did not have a material impact on the Company’s condensed consolidated financial statements, as the Company did not enter into a business combination during 2009.

Noncontrolling Interests
(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51)
SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company adopted SFAS 160 on January 1, 2009. As a result, the Company has reclassified financial statement line items within the Company’s Consolidated Balance Sheets and Statements of Income and Comprehensive Income for 2008 to conform to this standard.

Interim Disclosures about Fair Value of Financial Instruments
(Included in ASC 825 “Financial Instruments”, previously FSP SFAS No. 107-1)
This guidance requires that the fair value disclosures required for all financial instruments within the scope of SFAS 107, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements. This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP SFAS No. 107-1 was effective for interim periods ending after September 15, 2009. The adoption of FSP SFAS No.107-1 did not have a material impact on the Company’s Consolidated Financial Statements.

FASB Accounting Standards Codification
(Accounting Standards Update (“ASU”) 2009-1)
In June 2009, the FASB approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the year of 2009.As a result of the Company’s implementation of the Codification during the year of 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impact of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Collaborative arrangements
(Included in ASC808, formerly EITF07-1)
In December 2007, the FASB issued new accounting guidance that defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. It also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to those arrangements. This new accounting guidance was effective for the Company on January 1, 2009, and its adoption did not have a significant impact on its consolidated financial statements.

Transfers of Financial Assets
(Included in ASC860, formerly SFAS No. 166)
In June 2009, the FASB issued new guidance on the Accounting for Transfers of Financial Assets that addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor continuing involvement in transferred financial assets. The guidance also removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. This guidance is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for the Company as of January 1, 2010. The Company is currently evaluating the impact on our consolidated financial statements upon adoption.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2009 and 2008. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Year Ended December 31
	2009		2008
	(in U.S. Dollars, except for percentages)
Sales	$89,870,991	100.0%	$97,471,682	100.0%
Gross Profit	18,305,224	20.4	15,902,166	16.3
Operating Expenses	12,192,514	13.6	8,658,382	8.9
Income From Operations	6,112,710	6.8	7,243,784	7.4
Other Expenses	915,944	1.0	2,597,050	2.7
Income Tax Expense	814,686	0.9	1,091,006	1.1
Net Income	$4,382,080	4.9%	$3,555,728	3.6%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the years ended December 31, 2009 and 2008.

	2009	% of total sales	2008	% of total sales	Growth in 2009 compared with 2008
Wholesales business
The People’s republic of China	$4,542,199	5.1%	$7,625,288	7.8%	(40.4	) %
Germany	22,164,414	24.7	26,967,753	27.7	(17.8)
United Kingdom	13,256,621	14.8	14,863,998	15.2	(10.8)
Europe-Other	10,042,180	11.2	11,023,829	11.3	(8.9)
Japan	13,282,230	14.8	16,579,037	17.0	(19.9)
United states	13,389,903	14.9	16,905,742	17.3	(20.8)
Total Wholesales business	76,677,547	85.3	93,965,647	96.4	(18.4)
Retail business	13,193,444	14.7	3,506,035	3.6	276.3
Total	$89,870,991	100.0%	$97,471,682	100.0%	(7.8	) %

We generate revenues primarily from our wholesale business from international markets. We also generate revenues from our retail business from the Chinese domestic market focusing on our own apparel brand: LA GO GO.

Total sales for the year ended December 31, 2009 were $89.9 million a decrease of 7.8% from the year ended December 31, 2008. Although sales in our retail business increased significantly during 2009, sales in our wholesale business decreased 18.4% due to the global economic slowdown.

Sales generated from our wholesale business contributed 85.3%or $76.7 million of our total sales for the year ended December 31, 2009, compared to 96.4% or $94.0 million for the year ended December 31, 2008. The decreases for each quarter are as follows:

	2009	2008	Decrease in 2009 compared with 2008
First quarter	$17,975,623	$19,627,010	(8.4	) %
Second quarter	19,093,790	23,815,840	(19.8)
Third quarter	22,312,104	30,847,432	(27.7)
Fourth quarter	17,296,030	19,675,365	(12.1)
Total	$76,677,547	$93,965,647	(18.4	) %

During the second and third quarters of 2009, wholesale business decreased 19.8% and 27.7% compared with the same periods of 2008. This decrease was primarily due to the worsening economic downturn. Ever-Glory suspended the orders of several customers due to the pessimistic financial outlook and concern over timely payment ability of those customers.

During the first quarter of 2009, wholesale business decreased 8.4% compared with the same period of 2008. This decrease was primarily attributable to the fact that most orders processed in this quarter were placed in the third quarter 2008 when the customers had not responded to the economic downturn yet.

During the fourth quarter of 2009, the Company saw the wholesale business decrease approximately 12.1% compared with the same period of 2008. The 12.1% rate of decrease was an improvement compared to 19.8% and 27.7% in the second and third quarters of 2009 reflective of the general economic conditions in the United States and Europe.

Sales generated from our retail business contributed 14.7% or $13.2 million of our total sales for the year ended December 31, 2009, an increase of 276.3% compared to $3.5 million for the year ended December 31, 2008. We had 185 LA GO GO stores at December 31, 2009, compared to 93 LA GO GO stores at December 31, 2008. In 2009 we opened 100 new LA GO GO stores and closed 8 stores.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the years ended December 31, 2009 and 2008.

	For the Year Ended December 31,				Growth(Decrease) in 2009 compared with
	2009		2008		2008
	(in U.S. dollars, except for percentages)
Wholesale Sales	$76,677,547	100.0%	$93,965,647	100.0%	(18.4	) %
Raw Materials	35,273,298	46.0	44,583,815	47.4	(20.9)
Labor	2,992,231	3.9	3,079,043	3.3	(2.8)
Outsourced Production Costs	24,106,715	31.4	30,438,432	32.4	(20.8)
Other and Overhead	847,133	1.1	1,247,141	1.3	(32.1)
Total Cost of Sales for Wholesale	63,219,377	82.4	79,348,431	84.4	(20.3)
Gross Profit for Wholesale	13,458,170	17.6	14,617,216	15.6	(7.9)
Net Sales for Retail	13,193,444	100.0	3,506,035	100.0	276.3
Production Costs	3,287,373	24.9	753,855	21.5	336.1
Rent	5,059,017	38.3	1,467,230	41.8	244.8
Total Cost of Sales for Retail	8,346,390	63.3	2,221,085	63.4	275.8
Gross Profit for Retail	4,847,054	36.7	1,284,950	36.6	277.2
Total Cost of Sales	71,565,767	79.6	81,569,516	83.7	(12.3)
Gross Profit	$18,305,224	20.4%	$15,902,166	16.3%	15.1%

There are two operational patterns in our apparel making and trading business CMT or “Cutting, Making and Trim”, and FOB or “Freight on Board”. Under the CMT model, our buyers supply us with the main raw materials, and we charge them for production, whereby cash flows are reduced. FOB is a generally adopted business model where the price is composed of both raw material and production charges.

Total raw materials costs decreased 20.9% to $35.3 million in 2009 from $44.6 million in 2008. As a percent of sales, raw materials cost for our wholesale business accounted for 46.0% of our total sales in 2009, a decrease of 1.4% compared to 2008. This decrease was primarily due to our recently implemented centralized purchasing function to increase our purchasing power and increased CMT orders in the second quarter. For CMT orders the material supplied by the buyers is not included in the pricing, and only production charges account for the sales volume. As a result the sales volume appears low while the gross profit is higher.

Total labor costs decreased 2.8% to $3.0 million in 2009 versus $3.1 million in 2008. As a percent of sales, labor costs for our wholesale business accounted for 3.9% of our total sales in 2009, an increase of 60 basis points compared to 2008. This increase was primarily due to decreased outsourcing orders in 2009.

Total outsourced production costs for our wholesale business decreased 20.8% to $24.1 million in 2009 from $30.4 million in 2008. As a percent of sales, outsource production costs were 31.4% of our total sales in 2009, a 1.0% decrease compared to  2008. This decrease in total cost was primarily due to the lower sales volume in 2009.

Overhead and other expenses for our wholesale business accounted for 1.1% of our total sales in 2009, compared to 1.3% of total sales in 2008. This decrease was due to lower sales volume in 2009..

Gross profit in our wholesale business in 2009 was $13.5 million, a decrease of 7.9% compared to 2008. Gross margin was 17.6% for our wholesale business in 2009 an increase of 2.0% compared to 2008. The increase in our gross margin was primarily because we decreased lower margin orders in a continued effort to pursue higher added value operations.

Production costs for our retail business were $3.3 million in 2009 as compared to $0.8 million in 2008. As a percent of sales, retail production costs accounted for 24.9% of our total sales in 2009, compared to 21.5% of total sales in 2008. The increase was due to reduced selling prices in exchange for higher selling volume.

Rent costs for our retail business were $5.1 million in 2009 compared to $1.5 million  in 2008. As a percent of sales, rent costs accounted for 38.3% of our total sales in  2009, compared to 41.8% of total sales in 2008. The decrease in rent costs as a percentage of total retail sales was due to an increase in same store sales in 2009.

Gross profit in our retail business in 2009 was $4.8 million and gross margin was 36.7%.  Gross profit in our retail business in 2008 was $1.3 million and gross margin was 36.6%.

Total cost of sales in 2009 was $71.6 million, compared to $81.6 million in 2008, a decrease of 12.3%. As a percentage of total sales, cost of sales decreased to 79.6% of total sales in 2009, compared to 83.7% of total sales in 2008. Consequently, gross margin increased to 20.4% in 2009 from 16.3% in 2008.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. Some of our customers also furnish us with raw materials so that we can manufacture their products. For our wholesale business, purchases from our five largest suppliers represented approximately 19.4% and 18.6% of raw materials purchases in 2009 and 2008, respectively. No one supplier provided more than 10% of our raw materials purchases in 2009 and 2008. For our retail business, purchases from our five largest suppliers represented approximately 31.3% and 36.3% of raw materials purchases in 2009 and 2008. No supplier provided more than 10% of our total purchases in 2009 and 2008. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

We also purchase finished goods from contract manufacturers. For our wholesale business, purchases from our five largest contract manufacturers represented approximately 42.6% and 40.7% of finished goods purchases in 2009 and 2008, respectively. Two contract manufacturers provided approximately 17.9% and 10.7% of our finished goods purchases in 2009. One contract manufacturer provided approximately 21.5% of our finished goods purchases in 2008. For our retail business, our five largest contract manufacturers represented approximately 37.5% and 50.1% of finished goods purchases in 2009 and 2008, respectively. No contract manufacturer provided more than 10% of our finished goods purchases in 2009 and two contract manufacturers provided 19.0% and 10.3% of our finished goods purchases in 2008. We have not experienced difficulty in obtaining finished products from our contract manufacturers and we believe we maintain good relationships with our contract manufacturers.

Selling, General and Administrative (SG&A) Expenses

Our selling expenses consist primarily of local transportation, unloading charges, product inspection charges, salaries for retail staff and decoration and marketing expenses associated with our retail business.

Our general and administrative expenses include administrative salaries, office expense, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Costs of our distribution network that are excluded from costs of sales consist of local transportation and unloading charges, and product inspection charges. Accordingly our gross profit amounts may not be comparable to those of other entities who may included these amounts in costs of sales”

	For the Year Ended December 31,
	2009		2008		Increase (Decrease)
	(in U.S. Dollars, except for percentages)
Gross Profit	$18,305,224	20.4%	$15,902,166	16.3%	15.1%
Operating Expenses:
Selling Expenses	4,659,103	5.2	1,966,926	2.0	136.9
General and Administrative Expenses	7,533,411	8.4	6,691,456	6.9	12.6
Total	12,192,514	13.6	8,658,382	8.9	40.8
Income from Operations	$6,112,710	6.8%	$7,243,784	7.4%	(15.6	) %

Selling expenses were $4.7 million in 2009 an increase of 136.9% or $2.7 million compared to 2008. The increase was attributable to an increase of approximately $1.2 million in salaries for retail staff, and approximately $1.3 million for decoration and marketing expenses associated with the promotion of LA GO GO.

General and administrative expenses were $7.5 million in 2009, an increase of 12.6% or approximately $0.8 million compared to 2008. The increase was attributable to an increase in payroll for additional management, design and marketing staff as a result of our business expansion.

Income from Operations

Income from operations decreased 15.6% to $6.1 million in 2009 from $7.2 million in 2008 as the result of the increasing operating expenses.

Interest Expense

	2009	2008	Increase	% Increase
Bank Loans	$327,432	$327,834	$-402	(0.1	) %
Related party	115,674	175,100	-59,426	(33.9)
Convertible notes interest		58,659	-58,659
Convertible notes-non cash expenses		2,296,575	-2,296,575
Total	$443,106	$2,858,168	$-2,415,062	(84.5	) %

Interest expense was $0.4 million in 2009, a decrease of 84.5% compared to 2008. This decrease was mainly due to the conversion of convertible notes into common stock in 2008.

Change in fair value of derivative liability

Quarterly changes in the fair value of derivative liability are as follows:

Quarter ended	3/31/2009	6/30/2009	9/30/2009	12/31/2009	Total 2009
Change in fair value of derivative liability:
Warrants issued August 2, 2007	$1,066,494	$(484,702)	$143,909	$420,358	$1,146,059
Net charges (credits) to income	$1,066,494	$(484,702)	$143,909	$420,358	$1,146,059

Income Tax Expenses

Income tax expense was $0.8 million in 2009, a decrease of 25.3% compared to 2008.

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

Ever-Glory HK was incorporated in Samoa on September 15, 2009, and has no income tax.

Ever-Glory International Group Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes through December 31, 2009. The net operating loss carry forwards for United States income taxes may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2029. Management believes that the realization of the benefits from these losses appears uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we have provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.

Net Income

Net income in 2009 was $4.4 million, an increase of 23.2% compared to 2008.Our diluted earnings per share were $0.29 and $0.26 for the years ended December 31, 2009 and 2008, respectively.

Noncontrolling Interest

On January 9, 2008, Goldenway entered into an Agreement with La Chapelle to form a joint venture to develop, promote and market a new line of women’s wear in China. Goldenway agreed to initially invest RMB 6 Million (approximately $826,200) in cash, and La Chapelle agreed to invest RMB 4 Million (approximately $553,040) in cash, for a 60%- and 40%- interest in the joint venture, respectively. The joint venture is included in the Company’s consolidated financial statements beginning in 2008, and the 40% interest held by La Chapelle is classified as noncontrolling interest. As of December 31, 2009, the carrying value of the noncontrolling interest was $665,546.

Summary of Cash Flows

Net cash provided by operating activities in 2009 was $3,070,658 compared with net cash provided by operating activities of $2,832,441 in 2008. This increase was mainly attributable to increases in accounts receivable and inventories, partially offset by an increase in accounts payable in 2009.

Net cash used in investing activities was $1,485,984 in 2009, compared with $2,324,798 in 2008. On January 9, 2008, Goldenway entered into a Capital Contribution Agreement with La Chapelle, pursuant to which Goldenway invested $1,467,000 in cash (RMB 10 million) in La Chapelle for a 10% ownership interest in La Chapelle offset by an increase in purchase of property and equipment associated with the promotion of LA GO GO resulting in the decrease used in net investing activities in 2009.

Net cash provided by financing activities was $562,320 in 2009, compared with $166,515 in 2008. In 2009 we repaid $16,038,040 of bank loans while receiving loan proceeds of $16,800,360 from the bank. In 2009 and 2008 we repaid $200,000 and  $1,990,000 to Blue Power Holding Ltd, an entity controlled by Mr. Edward Yihua Kang, offset in 2008 by $553,040 from La Chapelle’s investment in LA GO GO and $219,635 received upon the exercise of warrants.

Liquidity and Capital Resources

As of December 31, 2009, we had cash and cash equivalents of $3,555,745, other current assets of $40,301,982 and current liabilities of $26,805,882. We presently finance our operations primarily from cash flows from our operations, and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs.

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

On July 31, 2008, Goldenway entered into credit agreements with Nanjing Bank which allow the Company to borrow up to $7.3 million (RMB50million) for a 24 month period. Bank loans are secured by our facilities and are used to fund daily operations. As of December 31, 2009, we had borrowed approximately $5.9 million which matures in January, March and May 2010, at an interest rate of 5.35% per annum. In January and March 2010, the Company repaid and then borrowed approximately $2.5 million under this agreement.The maturity of these borrowings can be extended at our option.

On June 30, 2009, HSBC approved a revolving credit facility of $2.5 million to Perfect-Dream. To date nothing has been drawn down on this line of credit.

On July 3, 2009, Ever-Glory Apparel, entered into a one-year revolving line of credit agreement (“Revolving Line of Credit Agreement”) with Nanjing Bank, a PRC Bank, which allows the Company  to borrow up to approximately USD 5.9 million (RMB 40 million ) during the period from June 1, 2009 to June 1, 2010. Borrower is required to apply for each loan when it needs to draw from this revolving line of credit.  The Revolving Line of Credit is guaranteed by Jiangsu Ever-Glory, and Goldenway pursuant to certain guaranty agreements. We did not pay any fee to Jiangsu Ever-Glory International Group Corporation or Goldenway for such security. As of December 31, 2009 the company borrowed $0.4 million under this agreement.

Loan from Related Party

During 2009 we repaid $200,000 to Blue Power Holdings Limited (“Blue Power”). As of December 31, 2009, the amount owing to Blue Power was $2,575,759. Interest accrued on the loan to Blue Power totaled $115,674 for 2009.

Capital Commitments

We have a continuing program for the purpose of improving our manufacturing facilities and extending our LA GO GO stores. We anticipate that cash flows from operations and borrowings from banks will be used to pay for these capital commitments.

Uses of Liquidity

Our cash requirements through the end 2010 will be primarily to fund daily operations and the growth of our business.

Sources of Liquidity

Our primary sources of liquidity for our short-term cash needs are expected to be from cash flows generated from operations, and cash and cash equivalents currently on hand. We believe that we will be able to borrow additional funds if necessary.

We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our needs for working capital, capital expenditure and other commitments through the end of 2010. No assurance can be made that additional financing will be available to us if required, and adequate funds may not be available on terms acceptable to us. If funding is insufficient at any time in the future, we will develop or enhance our products or services and expand our business through our own cash flows from operations.

As of December 31, 2009, we had access to a $7.3 million line of credit. Of this line of credit, $1.4 million was unused and available. This credit facility does not include any covenants.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004 the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of December 31, 2009, the market foreign exchange rate had increased to 6.82 RMB to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future, and will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel and LA GO GO (whose functional currency is RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All exchange differences are recorded within equity. The foreign currency translation (loss) gain for the years ended December 31, 2009 and 2008 was ($35,838) and $1,880,500, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

RESTATEMENT OF QUARTERLY FINANCIAL RESULTS

Subsequent to the issuance of our September 30, 2009 consolidated interim financial statements, we determined that we had incorrectly reported derivative warrant liabilities related to the Company’s January 1, 2009 change in accounting principle as a result of the adoption of ASC 815 (previously EITF No. 07-5).  We have issued restated unaudited financial statements for the nine months ended September 30, 2009, and we have restated our unaudited financial statements for the first two quarters of 2009 in this Annual Report on Form 10-K.  There was no impact to the fourth quarter of 2009 as a result of the restatement of the first three quarters of 2009.

The adjustments identified in connection with the reclassification of the warrants as derivavtive liabilities result in a decrease in paid in capital of approximately $976,460, an increase in retained earnings of approximately $494,680, and the recognition of a liability of approximately $481,780 as of January 1, 2009.  The liability was then adjusted to fair value as of March 31, 2009 and June 30, 2009, resulting in an increase in the liability and other expense of $1,066,494 as of and for the three months ended March 31, 2009, and a decrease in the liability and other expense of $484,702 as of and for the three months ended June 30, 2009.

The following is management’s discussion and analysis of the financial results and the  unaudited restated financial statements for the quarters ended March 31, 2009 and June 30, 2009, reflecting the following changes:

●	Restated financial statements;
●	Revisions to the Results of Operations sections in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Quarter Ended March 31, 2009 – Results of Operations:
Results of Operations

Results of Operations for the three months ended March 31, 2009 as compared with the three months ended March 31, 2008.

 The following table summarizes our results of operations for the three months ended March 31, 2009 and 2008.

	Three months ended March 31
	2009		2008
	(in U.S. Dollars, except for percentages)
Sales	$20,507,822	100.0%	$19,747,208	100.0%
Gross Profit	4,714,155	23.0	3,721,036	18.8
Operating Expenses	2,796,596	13.6	1,690,182	8.6
Income From Operations	1,917,559	9.4	2,030,854	10.3
Other Expenses	(1,084,224)	(5.3)	(545,854)	(2.8)
Income Tax Expense	289,071	1.4	283,838	1.4
Net Income	$555,862	2.7%	$1,197,293	6.1%

Change in fair value of derivative liability

Change in the fair value of derivative liability was $1.1 million for the three months ended March 31, 2009 which reflects a reduction in the market value of certain outstanding warrants.

Net Income

 Net income was $0.6 million for the three months ended March 31, 2009 a decrease of 53.6% compared to the three months ended March 31, 2008. Our diluted earnings per share were $0.04 and $0.10 for the three months ended March 31, 2009 and 2008, respectively.

The following is the unaudited, restated statement of income for the three months ended March 31, 2009:

	Unaudited
	For the three months ended
	March 31,2009	adjustment		March 31,2009	March 31,2008
	restated			as filed
NET SALES
Related parties	$-	$		$-	$425,102
Third parties	20,507,822			20,507,822	19,322,106
Total net sales	20,507,822			20,507,822	19,747,208

COST OF SALES
Related parties	-			-	402,748
Third parties	15,793,667			15,793,667	15,623,424
Total cost of sales	15,793,667			15,793,667	16,026,172

GROSS PROFIT	4,714,155			4,714,155	3,721,036

OPERATING EXPENSES
Selling expenses	940,474			940,474	277,528
General and administrative expenses	1,856,122			1,856,122	1,412,654
Total Operating Expenses	2,796,596			2,796,596	1,690,182

INCOME FROM OPERATIONS	1,917,559			1,917,559	2,030,854

OTHER INCOME (EXPENSES)
Interest income	103,547			103,547	31,974
Interest expense	(123,650)			(123,650)	(577,828)
Change of fair value of derivitive liability	(1,066,494)		(1,066,494)
Other income	2,373			2,373	-
Total Other Income (Expenses)	(1,084,224)		(1,066,494)	(17,730)	(545,854)

INCOME BEFORE INCOME TAX EXPENSE	833,335		(1,066,494)	1,899,829	1,485,000

INCOME TAX EXPENSE	(289,071)			(289,071)	(283,838)

NET INCOME	544,264		(1,066,494)	1,610,758	1,201,162

ADD(LESS): NET LOSS(INCOME) ATTRIBUTABLE TO THE NONCONTROLING INTEREST	11,598			11,598	(3,869)

NET INCOME ATTRIBUTABLE TO THE COMPANY	$555,862		$(1,066,494)	$1,622,356	$1,197,293

NET INCOME	$544,264		(1,066,494)	1,610,758	1,201,162

Foreign currency translation (loss) gain	(44,208)			(44,208)	1,099,884
COMPREHENSIVE INCOME	500,056		(1,066,494)	1,566,550	2,301,046

COMPREHENSIVE INCOME ATTRIBUTABLE TO
THE NONCONTROLING INTEREST	(12,392)			(12,392)	23,457

COMPREHENSIVE INCOME ATTRIBUTABLE TO
THE COMPANY	$512,448		$(1,066,494)	$1,578,942	$2,277,589

NET INCOME PER SHARE
Attributable to the Company's common stockholders
Basic	$0.04	$		$0.12	$0.10
Diluted	$0.04	$		$0.12	$0.10
Weighted average number of shares outstanding
Basic	13,531,225			13,531,225	11,449,682
Diluted	13,531,225			13,531,225	12,204,363

The following is the unaudited, restated balance sheet as of March 31, 2009:

	March 31,	March 31,
	2009	2009
	restated	as filed

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,833,600	$3,833,600
Accounts receivable	12,970,781	12,970,781
Accounts receivable - related parties	73,900	73,900
Inventories	2,856,073	2,856,073
Other receivables and prepaid expenses	433,038	433,038
Advances on inventory purchases	209,321	209,321
Amounts due from related party	10,754,680	10,754,680
Total Current Assets	31,131,393	31,131,393

LAND USE RIGHT, NET	2,834,195	2,834,195
PROPERTY AND EQUIPMENT, NET	12,799,944	12,799,944
INVESTMENT AT COST	1,465,000	1,465,000
TOTAL ASSETS	$48,230,532	$48,230,532

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Bank loans	$6,592,500	$6,592,500
Accounts payable	5,290,568	5,290,568
Other payables- related party	903,416	903,416
Other payables and accrued liabilities	1,813,614	1,813,614
Value added and other taxes payable	656,583	656,583
Income tax payable	207,550	207,550
Deferred tax liabilities	176,086	176,086
Total Current Liabilities	15,640,317	15,640,317

LONG-TERM LIABILITIES
Loan from related party	2,689,350	2,689,350
Derivative liability	1,548,274
Total Long-term Liabilities	4,237,624	2,689,350
TOTAL LIABILITIES	19,877,941	18,329,667

COMMITMENTS AND CONTINGENCIES

EQUITY
Stockholders' equity of the Company
Preferred stock ($.001 par value, authorized 5,000,000 shares,
no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares,
12,394,652 and 12,373,567 shares issued and outstanding
as of March 31,2009 and December 31, 2008, respectively)	12,395	12,395
Additional paid-in capital	3,594,704	4,571,164
Retained earnings	16,858,081	17,429,895
Statutory reserve	3,437,379	3,437,379
Accumulated other comprehensive income	3,912,652	3,912,652
Total Stockholders' Equity of the Company	27,815,211	29,363,485
Noncontrolling interest	537,380	537,380
Total Equity	28,352,591	29,900,865

TOTAL LIABILITIES AND EQUITY	$48,230,532	$48,230,532

The following is the unaudited, restated statement of cash flows for the three months ended March 31, 2009:

	March 31,	March 31,
	2009	2009
	restated	as filed
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$544,264	$1,610,758
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation and amortization	484,005	484,005
Change in fair value of derivative liability	1,066,494	-
Deferred income tax	96,194	96,194
Amortization of discount on convertible notes	-	-
Amortization of deferred financing costs	-	-
Stock issued for interest	-	-
Changes in operating assets and liabilities
Accounts receivable	(3,488,612)	(3,488,612)
Accounts receivable - related parties	(73,905)	(73,905)
Inventories	874,121	874,121
Other receivables and prepaid expenses	(227,276)	(227,276)
Advances on inventory purchases	78,547	78,547
Amounts due from related party	795,181	795,181
Accounts payable	1,675,077	1,675,077
Accounts payable - related parties	148,837	148,837
Other payables and accrued liabilities	151,499	151,499
Other payables-related parties	2,327	2,327
Value added and other taxes payable	288,298	288,298
Income tax payable	(50,047)	(50,047)
Long term deferred expense
Net cash provided by operating activities	2,365,004	2,365,004

CASH FLOWS FROM INVESTING ACTIVITIES

Other payables-related party	-	-
Investment in La Chapelle	-	-
Purchase of property and equipment	(65,719)	(65,719)
Proceeds from sale of equipment	3,778	3,778
Net cash used in investing activities	(61,941)	(61,941)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution from minority shareholders	-	-
Proceeds from bank loans	5,860,400	5,860,400
Repayment of bank loans	(5,801,796)	(5,801,796)
Proceeds from long term loan	29,265	29,265
Net cash provided by financing activities	87,869	87,869

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,695)	(2,695)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,388,237	2,388,237

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,445,363	1,445,363

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,833,600	$3,833,600

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest expense	$144,646	$144,646
Income taxes	$242,924	$242,924

Quarter Ended June 30, 2009 – Results of Operations:
Results of Operations

Results of Operations for the three months ended June 30, 2009 as compared with the three months ended June 30, 2008.

 The following table summarizes our results of operations for the three months ended June 30, 2009 and 2008.

	Three months ended June 30
	2009		2008
	(in U.S. Dollars, except for percentages)
Sales	$21,125,494	100.0%	$24,068,397	100.0%
Gross Profit	4,507,561	21.3	4,353,837	18.1
Operating Expenses	3,154,623	14.9	2,190,893	9.1
Income From Operations	1,352,938	6.4	2,162,944	9.0
Other Income(Expenses)	573,559	2.7	(529,451)	(2.2)
Income Tax Expense	272,656	1.3	284,809	1.2
Net Income	$1,653,841	7.8%	$1,348,684	5.6%

Change in fair value of derivative liability

Change in the fair value of derivative liability was ($0.5) million for the three months ended June 30, 2009 which reflects an increase in the estimated fair value of certain outstanding warrants.

Net Income

 Net income was $1.7 million for the three months ended June 30, 2009 an increase of 22.6% compared to the three months ended June 30, 2008. Our diluted earnings per share were $0.12 and $0 for the three months ended June 30, 2009 and 2008, respectively.

The following is the unaudited, restated statement of income for the three months ended June 30, 2009:

	Unaudited
	For the three months ended
	June 30, 2009	adjustment		June 30, 2009	June 30, 2008
	restated			as filed

NET SALES
Related parties	$9,351	$		$9,351	$67,461
Third parties	21,116,143			21,116,143	24,000,936
Total net sales	21,125,494			21,125,494	24,068,397

COST OF SALES
Related parties	9,013			9,013	58,636
Third parties	16,608,920			16,608,920	19,655,924
Total cost of sales	16,617,933			16,617,933	19,714,560

GROSS PROFIT	4,507,561			4,507,561	4,353,837

OPERATING EXPENSES
Selling expenses	865,341			865,341	368,564
General and administrative expenses	2,289,282			2,289,282	1,822,329
Total Operating Expenses	3,154,623			3,154,623	2,190,893

INCOME FROM OPERATIONS	1,352,938			1,352,938	2,162,944

OTHER INCOME (EXPENSES)
Interest income	161,481			161,481	48,590
Interest expense	(115,234)			(115,234)	(631,126)
Change of fair value of derivitive liability	484,702		484,702
Other income	42,610			42,610	53,085
Total Other Income (Expenses)	573,559		484,702	88,857	(529,451)

INCOME BEFORE INCOME TAX EXPENSE	1,926,497		484,702	1,441,795	1,633,493

INCOME TAX EXPENSE	(272,656)			(272,656)	(284,809)

NET INCOME	1,653,841		484,702	1,169,139	1,348,684

ADD(LESS): NET LOSS(INCOME) ATTRIBUTABLE TO THE NONCONTROLING INTEREST	5,861			5,861	620

NET INCOME ATTRIBUTABLE TO THE COMPANY	$1,659,702		$484,702	$1,175,000	$1,349,304

NET INCOME	$1,653,841		$484,702	$1,169,139	$1,348,684

Foreign currency translation (loss) gain	(39,103)			(39,103)	611,354
COMPREHENSIVE INCOME	1,614,738		484,702	1,130,036	1,960,038

COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO
THE NONCONTROLING INTEREST	3,109			3,109	435

COMPREHENSIVE INCOME ATTRIBUTABLE TO
THE COMPANY	$1,617,847		$484,702	$1,133,145	$1,960,473

NET INCOME PER SHARE
Attributable to the Company's common stockholders
Basic	$0.12	$		$0.09	$0.12
Diluted	$0.12	$		$0.09	$-
Weighted average number of shares outstanding
Basic	13,548,498			13,548,498	11,710,865
Diluted	13,548,498			13,548,498	12,528,595

Results of Operations for the six months ended June 30, 2009 as compared with the six months ended June 30, 2008.

 The following table summarizes our results of operations for the six months ended June 30, 2009 and 2008.

	Six months ended June 30
	2009		2008
	(in U.S. Dollars, except for percentages)
Sales	$41,633,316	100.0%	$43,815,605	100.0%
Gross Profit	9,221,716	22.1	8,074,873	18.4
Operating Expenses	5,951,219	14.3	3,881,075	8.9
Income From Operations	3,270,497	7.9	4,193,798	9.6
Other Expenses	(510,665)	(1.2)	(1,075,305)	(2.5)
Income Tax Expense	561,727	1.3	568,647	1.3
Net Income	$2,198,105	5.3%	$2,549,846	5.8%

Change in fair value of derivative liability

Change in the fair value of derivative liability was $0.6 million for the six months ended June 30, 2009 which reflects a reduction in the estimated fair value of certain outstanding warrants.

Net Income

 Net income was $2.2 million for the six months ended June 30, 2009 a decrease of 13.8% compared to the six months ended June 30, 2008. Our diluted earnings per share were $0.16 and $0.10 for the six months ended June 30, 2009 and 2008, respectively.

The following is the unaudited, restated statement of income for the six months ended June 30, 2009:

	Unaudited
	For the six months ended
	June 30, 2009	adjustment		June 30, 2009	June 30, 2008
	restated			as filed

NET SALES
Related parties	$9,351	$		$9,351	$492,563
Third parties	41,623,965			41,623,965	43,323,042
Total net sales	41,633,316			41,633,316	43,815,605

COST OF SALES
Related parties	9,013			9,013	461,384
Third parties	32,402,587			32,402,587	35,279,348
Total cost of sales	32,411,600			32,411,600	35,740,732

GROSS PROFIT	9,221,716			9,221,716	8,074,873

OPERATING EXPENSES
Selling expenses	1,805,815			1,805,815	646,092
General and administrative expenses	4,145,404			4,145,404	3,234,983
Total Operating Expenses	5,951,219			5,951,219	3,881,075

INCOME FROM OPERATIONS	3,270,497			3,270,497	4,193,798

OTHER INCOME (EXPENSES)
Interest income	265,028			265,028	80,564
Interest expense	(238,884)			(238,884)	(1,208,954)
Change of fair value of derivitive liability	(581,792)		(581,792)
Other income	44,983			44,983	53,085
Total Other Income (Expenses)	(510,665)		(581,792)	71,127	(1,075,305)

INCOME BEFORE INCOME TAX EXPENSE	2,759,832		(581,792)	3,341,624	3,118,493

INCOME TAX EXPENSE	(561,727)			(561,727)	(568,647)

NET INCOME	2,198,105		(581,792)	2,779,897	2,549,846

ADD(LESS): NET LOSS(INCOME) ATTRIBUTABLE TO THE NONCONTROLING INTEREST	17,459			17,459	(3,249)

NET INCOME ATTRIBUTABLE TO THE COMPANY	$2,215,564		$(581,792)	$2,797,356	$2,546,597

NET INCOME	$2,198,105		$(581,792)	$2,779,897	$2,549,846

Foreign currency translation (loss) gain	(83,311)			(83,311)	1,711,238
COMPREHENSIVE INCOME	2,114,794		(581,792)	2,696,586	4,261,084

COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO
THE NONCONTROLING INTEREST	15,501			15,501	(23,022)

COMPREHENSIVE INCOME ATTRIBUTABLE TO
THE COMPANY	$2,130,295		$(581,792)	$2,712,087	$4,238,062

NET INCOME PER SHARE
Attributable to the Company's common stockholders
Basic	$0.16	$		$0.21	$0.22
Diluted	$0.16	$		$0.21	$0.10
Weighted average number of shares outstanding
Basic	13,539,909			13,539,909	11,580,273
Diluted	13,539,909			13,539,909	12,291,758

The following is the unaudited, restated balance sheet as of June 30, 2009:

	June 30,	June 30,
	2009	2009
	restated	as filed

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$993,869	$993,869
Accounts receivable	15,188,450	15,188,450
Inventories	2,910,793	2,910,793
Value added tax receivable	241,325	241,325
Other receivables and prepaid expenses	398,730	398,730
Advances on inventory purchases	321,710	321,710
Amounts due from related party	10,153,169	10,153,169
Total Current Assets	30,208,046	30,208,046

LAND USE RIGHT, NET	2,817,773	2,817,773
PROPERTY AND EQUIPMENT, NET	12,642,068	12,642,068
INVESTMENT AT COST	1,465,000	1,465,000
TOTAL ASSETS	$47,132,887	$47,132,887

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Bank loans	$3,223,000	$3,223,000
Accounts payable	6,133,696	6,133,696
Accounts payable and other payables- related parties	917,871	917,871
Other payables and accrued liabilities	1,923,451	1,923,451
Value added and other taxes payable	687,699	687,699
Income tax payable	230,847	230,847
Deferred tax liabilities	232,695	232,695
Total Current Liabilities	13,349,259	13,349,259

LONG-TERM LIABILITIES
Loan from related party	2,718,614	2,718,614
Derivative liability	1,063,572
Total Long-term Liabilities	3,782,186	2,718,614
TOTAL LIABILITIES	17,131,445	16,067,873

COMMITMENTS AND CONTINGENCIES

EQUITY
Stockholders' equity of the Company
Preferred stock ($.001 par value, authorized 5,000,000 shares,
no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares,
13,548,498 and 12,373,567 shares issued and outstanding
as of June 30,2009 and December 31, 2008, respectively)	13,549	13,549
Additional paid-in capital	3,594,704	4,571,164
Retained earnings	18,517,783	18,604,895
Statutory reserve	3,437,379	3,437,379
Accumulated other comprehensive income	3,873,549	3,873,549
Total Stockholders' Equity of the Company	29,436,964	30,500,536
Noncontrolling interest	564,478	564,478
Total Equity	30,001,442	31,065,014
TOTAL LIABILITIES AND EQUITY	$47,132,887	$47,132,887

The following is the unaudited, restated statement of cash flows for the six months ended June 30, 2009:

	June 30,	June 30,
	2009	2009
	restated	as filed
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,198,105	$2,779,897
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation and amortization	987,141	987,141
Change in fair value of derivative liability	581,792	-
Accrued interest on loan from related party	58,529	58,529
Deferred income tax	152,868	152,868
Changes in operating assets and liabilities
Accounts receivable	(5,718,775)	(5,718,775)
Inventories	819,734	819,734
Value added tax receivable	(241,441)	(241,441)
Other receivables and prepaid expenses	(467,251)	(467,251)
Advances on inventory purchases	(33,835)	(33,835)
Amounts due from related party	1,391,643	1,391,643
Accounts payable	2,519,292	2,519,292
Accounts payable and other payables - related parties	178,745	178,745
Other payables and accrued liabilities	263,858	263,858
Value added and other taxes payable	337,762	337,762
Income tax payable	(44,974)	(44,974)
Net cash provided by operating activities	2,983,193	2,983,193

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in La Chapelle	-	-
Purchase of property and equipment	(122,879)	(122,879)
Proceeds from sale of equipment	6,810	6,810
Net cash used in investing activities	(116,069)	(116,069)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	6,595,650	6,595,650
Repayment of bank loans	(9,908,132)	(9,908,132)
Net cash used in financing activities	(3,312,482)	(3,312,482)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(6,136)	(6,136)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(451,494)	(451,494)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,445,363	1,445,363

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$993,869	$993,869

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest expense	$180,355	$180,355
Income taxes	$436,106	$436,106

Item 7A QUANTATITIVE AND QUALITATIVE DISCLSOURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Ever-Glory International Group, Inc.

We have audited the accompanying consolidated balance sheets of Ever-Glory International Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, equity and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of Ever-Glory International Group, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ever-Glory International Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, during 2009 the provisions of new accounting standards relating to non-controlling interests and contracts in an entity’s own equity were adopted.

/s/GHP Horwath, P.C.
Denver, Colorado
March 31, 2009

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	2009	2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,555,745	$1,445,363
Accounts receivable	12,751,579	9,485,338
Inventories	12,419,622	3,735,227
Value added tax receivable	730,724	-
Other receivables and prepaid expenses	601,842	945,191
Advances on inventory purchases	443,331	288,256
Amounts due from related party	13,354,884	11,565,574
Total Current Assets	43,857,727	27,464,949

LAND USE RIGHT, NET	2,788,731	2,854,508
PROPERTY AND EQUIPMENT, NET	12,540,856	12,494,452
INVESTMENT, AT COST	1,467,000	1,467,000
TOTAL ASSETS	$60,654,314	$44,280,909

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Bank loans	$7,305,660	$6,542,820
Current portion of loan from related party	2,575,759	-
Accounts payable	13,241,962	3,620,543
Accounts payable and other payables - related parties	782,606	754,589
Other payables and accrued liabilities	2,287,356	1,683,977
Value added and other taxes payable	186,895	368,807
Income tax payable	3,745	257,946
Deferred tax liabilities	421,899	80,009
Total Current Liabilities	26,805,882	13,308,691

LONG-TERM LIABILITIES
Loan from related party, net of current portion	-	2,660,085
Derivative liability	1,627,839	-
Total Long-term Liabilities	1,627,839	2,660,085
TOTAL LIABILITIES	28,433,721	15,968,776

COMMITMENTS AND CONTINGENCIES

EQUITY
Stockholders' equity of the Company
Preferred stock ($.001 par value, authorized 5,000,000 shares,
no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares,
13,560,240 and 12,373,567shares issued and outstanding
as of December 31, 2009 and 2008, respectively)	13,560	12,374
Additional paid-in capital	3,615,357	4,549,004
Retained earnings	20,406,245	15,807,539
Statutory reserve	3,585,448	3,437,379
Accumulated other comprehensive income	3,934,437	3,956,860
Total Stockholders' Equity of the Company	31,555,047	27,763,156
Noncontrolling interest	665,546	548,977
Total Equity	32,220,593	28,312,133
TOTAL LIABILITIES AND EQUITY	$60,654,314	$44,280,909

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

NET SALES
Related parties	$73,207	$681,167
Third parties	89,797,784	96,790,515
Total net sales	89,870,991	97,471,682

COST OF SALES
Related parties	54,965	621,103
Third parties	71,510,802	80,948,413
Total cost of sales	71,565,767	81,569,516

GROSS PROFIT	18,305,224	15,902,166

OPERATING EXPENSES
Selling expenses	4,659,103	1,966,926
General and administrative expenses	7,533,411	6,691,456
Total operating expenses	12,192,514	8,658,382

INCOME FROM OPERATIONS	6,112,710	7,243,784

OTHER INCOME (EXPENSE)
Interest income	620,731	227,090
Interest expense	(443,106)	(2,858,168)
Change in fair value of derivative liability	(1,146,059)
Other income	52,490	34,028
Total other expense	(915,944)	(2,597,050)

INCOME BEFORE INCOME TAX EXPENSE	5,196,766	4,646,734

INCOME TAX EXPENSE	(814,686)	(1,091,006)

NET INCOME	4,382,080	3,555,728

ADD(LESS): NET (INCOME) LOSS ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(129,984)	4,063

NET INCOME ATTRIBUTABLE TO THE COMPANY	$4,252,096	$3,559,791

NET INCOME	$4,382,080	$3,555,728

Foreign currency translation (loss) gain	(35,838)	1,880,500

COMPREHENSIVE INCOME	4,346,242	5,436,228

COMPREHENSIVE INCOME ATTRIBUTABLE TO
THE NONCONTROLLING INTEREST	116,569	10,330

COMPREHENSIVE INCOME ATTRIBUTABLE TO
THE COMPANY	$4,229,673	$5,425,898

NET INCOME PER SHARE
Attributable to the Company's common stockholders
Basic	$0.31	$0.30
Diluted	$0.29	$0.26
Weighted average number of shares outstanding
Basic	13,552,837	11,895,048
Diluted	14,703,522	13,489,769

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

			Additional	Retained Earnings		Accumulated other
	Common Stock		paid-in		Statutory	comprehensive	Noncontrolling
	Shares	Amount	capital	Unrestricted	reserve	income	Interest	Total
Balance at January 1,2008	11,379,309	$11,379	$2,154,368	$12,247,748	$3,437,379	$2,076,360	$-	$19,927,234

Stock issued for compensation	3,068	3	12,851					12,854
Stock issued for conversion of								-
convertible notes and interest	922,554	923	2,032,136					2,033,059
Warrants issued for services			130,082					130,082
Stock issued upon exercise of warrants	68,636	69	219,567					219,636
Contribution from minority shareholders							553,040	553,040
Net income				3,559,791				3,559,791
Foreign currency translation gain						1,880,500	(4,063)	1,876,437

Balance at December 31, 2008	12,373,567	12,374	4,549,004	15,807,539	3,437,379	3,956,860	548,977	28,312,133

Cumulative effect of change in accounting			(976,460)	494,679				(481,781)
principle-January 1,2009-Reclassification of equity
linked financial instruments to derivative liability
Stock issued for compensation	32,827	32	43,967					43,999
Stock issued for merger of Catch-luck	1,153,846	1,154	(1,154)					-
Net income				4,252,096			129,984	4,382,080
Transfer to reserve				(148,069)	148,069
Foreign currency translation loss						(22,423)	(13,415)	(35,838)

Balance at December 31, 2009	13,560,240	$13,560	$3,615,357	$20,406,245	$3,585,448	$3,934,437	$665,546	$32,220,593

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,382,080	$3,555,728
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation and amortization	1,892,654	1,010,379
Deferred income tax	341,658	78,618
Amortization of discount on convertible notes	-	1,973,587
Amortization of deferred financing costs	-	191,995
Change in fair value of derivative liability	1,146,059	-
Stock issued for interest	-	33,059
Stock based compensation	43,999	12,854
Warrants issued for services	-	130,082
Changes in operating assets and liabilities
Accounts receivable	(3,264,117)	4,385,144
Accounts receivable - related parties	-	166,372
Inventories	(8,678,475)	(1,675,726)
Value added tax receivable	(730,226)
Other receivables and prepaid expenses	(244,188)	(771,610)
Advances on inventory purchases	(154,970)	(283,245)
Amounts due from related party	(3,395,972)	(8,664,442)
Accounts payable	9,614,932	1,668,565
Accounts payable - related parties	2,504,760	(362,806)
Other payables and accrued liabilities	602,868	535,878
Other payables-related parties	(554,589)	784,278
Value added and other taxes payable	(181,789)	(39,201)
Income tax payable	(254,026)	102,932
Net cash provided by operating activities	3,070,658	2,832,441

CASH FLOWS FROM INVESTING ACTIVITIES

Other payables-related party	(200,000)	(400,000)
Investment in La Chapelle	-	(1,467,000)
Purchase of property and equipment	(1,314,524)	(530,764)
Proceeds from sale of equipment	28,540	72,966
Net cash used in investing activities	(1,485,984)	(2,324,798)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution from non-controlling interest	-	553,040
Proceeds from bank loans	16,800,360	12,137,430
Repayment of bank loans	(16,038,040)	(10,753,590)
Repayment of long term loan from related party	(200,000)	(1,990,000)
Proceeds from exercise of warrants	-	219,635
Net cash provided by financing activities	562,320	166,515

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(36,612)	129,466

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,110,382	803,624

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,445,363	641,739

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,555,745	$1,445,363

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest expense	$327,432	$384,339
Income taxes	$720,419	$909,444

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

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

Ever-Glory International Group Apparel Inc.(“Ever-Glory Apparel”), a wholly owned subsidiary of Goldenway, was incorporated in the PRC on January 6, 2009.  Goldenway invested approximately $735,000 (RMB 5.0 million) in cash. As of December 31, 2009, Goldenway has increased its investment to approximately $6,595,000 (RMB45.0 million). Ever-Glory Apparel is principally engaged in the import and export of apparel, fabric and accessories.

Shanghai LA GO GO Fashion Company Limited (“LA GO GO”), a joint venture of Goldenway and Shanghai La Chapelle Garment and Accessories Company Limited (“La Chapelle”), was incorporated in the PRC on January 24, 2008. Goldenway invested approximately $826,200 (RMB 6.0 million) in cash, and La Chapelle invested approximately $553,040 (RMB 4.0 million) in cash, for a 60% and 40% ownership interest, respectively, in the joint venture. The joint venture was formed to establish and create a leading brand of ladies’ apparel for the mainland Chinese market. On March 23, 2009, Goldenway transfered all of its ownership interest in LA GO GO to Ever-Glory Apparel. As of December 31, 2009, LA GO GO was operating 185 retail stores selling its LA GO GO Brand clothing.

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

Ever-Glory, Perfect Dream, Ever-Glory HK ,Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel and LA GO GO are hereinafter referred to as (the “Company”)

RESTATED 2009 QUARTERLY FINANCIAL INFORMATION

Subsequent to the issuance of the Company’s September 30, 2009 consolidated interim financial statements, the Company determined that it had incorrectly reported derivative warrant liabilities related to the Company’s January 1, 2009 change in accounting principle as a result of the adoption of ASC 815 (previously EITF No. 07-5).  The Company has issued restated unaudited financial statements for the nine months ended September 30, 2009, on a Form 10-Q/A and it has restated its unaudited financial statements for the first two quarters of 2009 in this Annual Report on Form 10-K.There was no impact to the fourth quarter of 2009 as a result of the restatement of the first three quarters of 2009.

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

On June 26, 2006, the Company acquired 100% of Catch-Luck from Ever-Glory Hong Kong. The Company paid Ever-Glory Hong Kong $600,000 in cash and issued 1,307,693 shares of the Company’s restricted common stock in connection with the transaction. On August 31, 2006, the Company amended the terms of the purchase consideration as follows: An additional 1,153,846 shares of the Company’s restricted common stock were to be issued to Ever-Glory Hong Kong if Catch-Luck generated gross revenues of at least $19,000,000 and net income of $1,500,000 for the year ended December 31, 2008. These targets were met in 2008 and the shares were issued on April 28, 2009. An additional 1,153,846 shares of the Company’s restricted common stock will be issued to Ever-Glory Hong Kong if Catch-Luck generates gross revenues of at least $19,000,000 and net income of $1,500,000 for the year ending December 31, 2009. These targets were met in 2009 and the shares are expected to be issued in the second quarter of 2010.

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

Mr. Edward Yihua Kang, is the Company’s Chairman and Chief Executive Officer, and is also a significant shareholder of the Company Mr. Kang was also the controlling shareholder of Ever-Glory Hong Kong at the time of these transactions. Accordingly these transactions were accounted for as mergers of entities under common control, and have been included in the consolidated financial statements as of the beginning of the first post-merger period presented with each account stated at historical cost.

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

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history of its customers and current relationships with them. The Company writes off accounts receivable when amounts are deemed uncollectible.

As of December 31, 2009 and 2008, the Company considers all its accounts receivable to be collectable and no provision for doubtful accounts has been made in the consolidated financial statements.

Inventories

Manufactured inventories are stated at lower of cost or market value, cost being determined on a specific identification method. The Company manufactures products upon receipt of orders from its customers. All products must pass the customers’ quality assurance procedures before delivery. Therefore, products are rarely returned by customers after delivery.

Retail merchandise inventories are stated at the lower of average cost or market.

The Company records an allowance for obsolete raw materials aged more than one year and for obsolete finished goods aged more than eighteen months.

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

Depreciation is provided on a straight-line basis, less estimated residual value, over the assets’ estimated useful lives.  The estimated useful lives are as follows:

Property and plant	15-20 Years
Leasehold improvements	2-10 Years
Machinery and equipment	10 Years
Office equipment and furniture	5 Years
Motor vehicles	5 Years

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

Land Use Rights

All land in the PRC is owned by the government and cannot be sold to any individual or company.  However, the government may grant a “land use right” to occupy, develop and use land. The Company records land use rights obtained as intangible assets at cost, which is amortized evenly over the grant period of 50 years.

Long-Lived Assets

Long-lived assets, property, equipment and land use rights held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. There were no impairments of long-lived assets as of December 31, 2009.

Cost Investment

Cost Investment consists of the Company’s 10% equity investment in La Chapelle, acquired on January 9, 2008 for approximately $1,467,000. If a decline in the fair value of a cost method investment is determined to be other than temporary, an impairment charge is recorded and the fair value becomes the new cost basis of the investment. The fair value of the cost method investment is not required to be determined unless impairment indicators are present. When impairment indicators exist, discounted cash flow analyses are generally used to estimate the fair value. Management determined that there was no impairment of the cost investment as of December 31, 2009.

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

DECEMBER 31, 2009 AND 2008

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

At December 31, 2009, the Company’s financial assets consist of cash placed with financial institutions management considers to be of a high quality.

Effective January 1, 2008, the Company adopted ASC 825-10 “Financial Instruments”, previously SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings.

Revenue and Cost Recognition

The Company recognizes wholesale revenue from product sales, net of value added taxes, upon delivery for local sales and upon shipment of the products for export sales, at which time title passes to the customer provided that there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable and collectability is deemed probable. The Company recognize wholesale revenue from manufacturing fees charged to buyers for the assembly of garments from materials provided by the buyers upon completion of the manufacturing process and upon delivery to the buyer for local sales and upon shipment of the products for export sales, provided that there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable and collectability is deemed probable.

Cost of goods sold includes the direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment and rent consistent with the revenue earned.Cost of goods sold excludes warehousing costs, which historically have not been significant.

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

Local transportation and unloading charges, and product inspection charges, are included in selling expenses and totaled $100,010 in 2009 and $114,473 in 2008, respectively.

Income Taxes

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

The Company adopted ASC740 (formerly FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”)) as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

Non-controlling Interest

In December 2007, the FASB issued new accounting and disclosure guidance related to non-controlling interests in subsidiaries (previously referred to as minority interests), which resulted in a change in accounting policy effective January 1, 2009. Among other things, the new guidance requires that a non-controlling interest in a subsidiary be accounted for as a component of equity separate from the parent's equity. The new guidance is being applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively.

Accordingly, after adoption, non-controlling interests, consisting of La Chapelle’s 40% interest in LA GO GO of $665,546 and $548,977 at December 31, 2009 and December 31, 2008, respectively, are classified as equity, a change from its previous classification between liabilities and stockholders' equity. Earnings (loss) attributable to non-controlling interest ($129,984 and ($4,063) for the years 2009 and 2008, respectively) are included in net income, although such earnings continue to be deducted to measure earnings per share. Purchases and sales of non-controlling interest are reported in equity similar to treasury stock transactions.

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

Foreign Currency Translation and Other Comprehensive Income

The reporting currency of the Company is the U.S. dollar. The functional currency of Ever-Glory, Perfect Dream and Ever-Glory HK is the U.S. dollar. The functional currency of Goldenway, New Tailun, Catch-luck, Ever-Glory Apparel and LA GO GO is the Chinese RMB.

For the subsidiaries whose functional currencies are the RMB, all assets and liabilities are translated at the exchange rate on the balance sheet date; equity is translated at historical rates and items in the statement of income are translated at the average rate for the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity. The resulting net translation losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred and amounted to $6,380 and $295,053 for the years ended December 31, 2009 and 2008, respectively. Items in the cash flow statement are translated at the average exchange rate for the period.

Translation adjustments resulting from this process included in accumulated other comprehensive income in the consolidated statements of equity amounted to $3,934,437 and $3,956,860 as of December 31, 2009 and 2008, respectively. Assets and liabilities at December 31, 2009 and 2008 were translated at RMB6.82 to $1.00. The average translation rates applied to income statement accounts and statement of cash flows for the years ended December 31, 2009 and 2008 were RMB6.82 and RMB6.94 to $1.00, respectively. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Earnings Per Share

The Company reports earnings per share in accordance ASC 260, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Further, if the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split, the computations of a basic and diluted EPS shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

Included in the calculation of basic EPS are shares of restricted common stock that have been issued by the Company, all of which are fully vested. Shares of restricted common stock whose issuance is contingent upon the attainment of specified earnings targets are considered outstanding and included in the computation of basic EPS as of the date that all necessary conditions have been satisfied, which is the date upon which the specified amount of earnings has been attained.  These shares are to be considered outstanding and included in the computation of diluted EPS as of the beginning of the period in which the conditions are satisfied.  If the specified amount of earnings has not been attained as of the end of the reporting period, the contingently issuable shares are excluded from the calculation of basic and diluted EPS.

Segments

The Company applies ASC280 which establishes standards for operating information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in financial reports issued to stockholders. ASC280 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company reports financial and operating information in two segments:

(1)	Wholesale apparel manufacture and sales
(2)	Retail sales of own-brand clothing

Reclassification

Certain amounts reported in the 2008 financial statements have been reclassified to conform to the 2009 presentation.

Recent Accounting Pronouncements

 Embedded Derivatives
(Included in ASC 815 “Derivatives and Hedging”, previously SFAS 133)
 In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. Upon adoption of EITF No. 07-5, the Company reclassified certain warrants that were previously classified as equity to liability (Note 8).

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

Business Combinations
(Included in ASC 805 “Business Combinations”, previously SFAS No. 141(R))
This ASC guidance revised SFAS No. 141, “Business Combinations” and addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. Adoption of this standard on January 1, 2009 did not have a material impact on the Company’s condensed consolidated financial statements, as the Company did not enter into a business combination during 2009.

Noncontrolling Interests
(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51)
SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company adopted SFAS 160 on January 1, 2009. As a result, the Company has reclassified financial statement line items within the Company’s Consolidated Balance Sheets and Statements of Income and Comprehensive Income for 2008 to conform to this standard.

Interim Disclosures about Fair Value of Financial Instruments
(Included in ASC 825 “Financial Instruments”, previously FSP SFAS No. 107-1)
This guidance requires that the fair value disclosures required for all financial instruments within the scope of SFAS 107, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements. This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP SFAS No. 107-1 was effective for interim periods ending after September 15, 2009. The adoption of FSP SFAS No.107-1 did not have a material impact on the Company’s Consolidated Financial Statements.

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

FASB Accounting Standards Codification
(Accounting Standards Update (“ASU”) 2009-1)
In June 2009, the FASB approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the year of 2009.As a result of the Company’s implementation of the Codification during the year of 2009, previous references to new accounting standards and literature are no longer applicable. In the current financial statements, the Company has provided reference to both new and old guidance to assist in understanding the impact of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Collaborative arrangements
(Included in ASC808, formerly EITF07-1)
In December 2007, the FASB issued new accounting guidance that defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. It also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to those arrangements. This new accounting guidance was effective for the Company on January 1, 2009, and its adoption did not have a significant impact on its consolidated financial statements.

Transfers of Financial Assets
(Included in ASC860, formerly SFAS No. 166)
In June 2009, the FASB issued new guidance on the Accounting for Transfers of Financial Assets that addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor continuing involvement in transferred financial assets. The guidance also removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. This guidance is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for the Company as of January 1, 2010. The Company is currently evaluating the impact on our consolidated financial statements upon adoption.

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 3 - INVENTORIES
Inventories at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Raw materials	$735,891	$328,607
Work-in-progress	6,212,767	342,303
Finished goods	5,529,726	3,064,317
	12,478,384	3,735,227
Less: allowance for obsolete inventories	(58,762)	-
Total inventories	$12,419,622	$3,735,227

NOTE 4 - LAND USE RIGHTS

In 2006, the Company obtained a fifty-year land use right on 112,442 square meters of land in the Nanjing Jiangning Economic and Technological Development Zone.

Land use rights at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Land use rights	$3,068,813	$3,068,813
Less: accumulated amortization	(280,082)	(214,305)
Land use rights, net	$2,788,731	$2,854,508

Amortization expense was $65,777 and $64,634 for the years ended December 31, 2009 and 2008, respectively. Future expected amortization expense for land use rights is approximately $65,000 for each of the next five years.

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31 2009 and 2008:

	2009	2008
Property and plant	$14,172,467	$12,065,223
Equipment and machinery	3,600,516	3,588,705
Office equipment and furniture	437,116	410,710
Motor vehicles	297,811	234,971
	18,507,910	16,299,609
Less: accumulated depreciation	5,967,054	3,805,157
Property and equipment, net	$12,540,856	$12,494,452

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

Depreciation expense was $1,826,922 and $945,745 for the years ended December 31, 2009 and 2008, respectively.

NOTE 6 - OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Building construction costs payable	$612,606	$633,725
Accrued professional fees	182,608	224,985
Accrued wages and welfare	1,205,874	553,690
Other payables	286,268	271,577
Total other payables and accrued liabilities	$2,287,356	$1,683,977

NOTE 7 - BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short term bank loans consisted of the following at December 31, 2009 and 2008:

	2009	2008
Bank loan, interest rate at 0.44583% per month,
paid in full, January 2010	$1,467,000	$
Bank loan, interest rate at 0.44583% per month,
paid in full, March 2010	1,026,900
Bank loan, interest rate at 0.4455% per month,
paid in full, March 2010	440,100
Bank loan, interest rate at 0.405% per month,
paid in full, March 2010	264,060
Bank loan, interest rate at 0.44583% per month,
due May 2010	3,374,100
Bank loan, interest rate at 0.4425% per month,
due December 2010	733,500
Bank loan, interest rate at 0.60225% per month,
paid in full, February 2009			5,809,320
Bank loan, interest rate at 0.48825% per month,
paid in full, April 2009			733,500
Total bank loans	$7,305,660		$6,542,820

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

On July 31, 2008, Goldenway entered into a two-year revolving line of credit agreement with a PRC Bank, which allows the Company to borrow up to approximately $7.3 million (RMB50million). These borrowings are guaranteed by Jiangsu Ever-Glory, an entity controlled by Mr. Kang. These borrowings are also collateralized by the Company’s property and plant.  As of December 31, 2009, $5.9 million of bank loans were under this agreement and approximately $1.4 million was unused and available. Other bank loans are not collateralized. In January and March 2010, the Company repaid and then borrowed approximately $2.5 million under this agreement.

On June 30, 2009, HSBC approved a revolving credit facility of $2.5 million to Perfect-Dream. To date nothing has been drawn down on this line of credit.

On July 3, 2009, Ever-Glory Apparel entered into a one-year line of credit agreement for approximately $5.9 million (RMB40 million) with Nanjing Bank. As of December 31, 2009, $440,100 of bank loans were drawn down under this agreement and approximately $5.4 million was unused and available. In March 2010 the $440,100 was repaid and the line of credit agreement expired. On March 11, 2010, Ever-Glory Apparel entered into a new one-year line of credit agreement for approximately $7.3 million (RMB50 million) with Nanjing Bank. The loan is guaranteed by Jiangsu Ever-Glory and Goldenway.

Total interest expense on bank loans was $327,374 and $327,834 for the years ended December 31, 2009 and 2008, respectively.

Note 8 DERIVATIVE WARRANT LIABILITY
(Included in ASC 815 “Derivatives and Hedging”, previously SFAS 133)

 In June 2008, the FASB ratified EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. Paragraph 11(a) of SFAS No. 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The Company’s adoption of EITF 07-5 effective January 1, 2009, resulted in the identification of certain warrants that were determined to require liability classification because of certain provisions that may result in an adjustment to their exercise price. Accordingly, these warrants were retroactively reclassified as liabilities upon the effective date of EITF No. 07-5 as required by the EITF. The resulting cumulative effect of the change in accounting principle was a decrease in paid in capital of approximately $976,500, an increase in retained earnings of approximately $494,700, and the recognition of a liability of approximately $481,800 as of January 1, 2009. The liability was then adjusted to fair value as of December 31, 2009, resulting in an increase in the liability and an increase in other expense of $1,146,059.

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant liabilities. Key assumptions used to apply these models are as follows:

	December 31, 2009	January 1, 2009
Expected term	3.43 years	4.43 years
Volatility	107%	100%
Risk-free interest rate	1.125%	1.5%
Dividend yield	0%	0%

NOTE 9 - INCOME TAX

Pre-tax income (loss) for the year ended December 31 2009 and 2008 was taxable in the following jurisdictions:
	2009	2008
PRC	$4,684,365	$7,408,479
Others	512,401	(2,761,745)
	$5,196,766	$4,646,734

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

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

Below is a summary of the income tax rates for each of our PRC subsidiaries in 2008 and 2009.

	Goldenway	New- Tailun	Catch-Luck	LA GO GO	Ever-Glory Apparel
2008	25.0%	12.5%	12.5%	25.0%	*
2009	25.0%	12.5%	12.5%	25.0%	25.0%

*Ever-Glory Apparel was established on January 6, 2009.

Perfect Dream was incorporated in the British Virgin Islands on July 1, 2004, and has no liabilities to income tax.

Ever-Glory HK was incorporated in Samoa on September 15, 2009, and has no liabilities to income tax.

Ever-Glory was incorporated in the United States and has incurred net operating losses for income tax purposes for 2009 and 2008. As of December 31, 2009, the net operating loss carry forwards for United States income taxes was approximately $1,186,000 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2029. Management believes that the realization of the benefits from these losses is uncertain due to the Company’ limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. The valuation allowance at December 31, 2009 was approximately $403,000.

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the years ended December 31, 2009 and 2008:

	2009	2008
PRC Statutory Rate	25.0	25.0
Income tax exemption	(9.2)	(12.8)
Other	1.6	2.5
Effective income tax rate	17.4%	14.7%

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

Income tax expense for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008

Current	$473,028	$1,012,388
Deferred	341,658	78,618
Income tax expense	$814,686	$1,091,006

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 2009 and 2008 are presented below:

Deferred tax assets:

	2009	2008
U.S. net operating losses	$403,000	$254,000
PRC purchase invoices not yet received	1,366,398	407,879
	$1,769,398	$661,879
Valuation allowance	(403,000)	(254,000)
	$1,366,398	$407,879
Deferred Tax liabilities:
PRC sales invoices not yet issued	$1,788,297	$487,888
Net deferred tax liabilities	$421,899	$80,009

At December 31, 2009 and 2008, deferred tax liabilities arise from temporary differences relating to sales and purchase invoices, which, for PRC tax purposes are recorded upon issuance of invoices, and which are recorded upon delivery or shipment for book purposes.

NOTE 10 - EARNINGS PER SHARE

Basic and diluted earnings per share for 2009 and 2008 were calculated as follows:

	2009	2008
Weighted average number of common shares- Basic	13,552,837	11,895,048
Contingently issuable shares for Catch-Luck acquisition	1,150,685	1,594,721
Weighted average number of common shares- Diluted	14,703,522	13,489,769

Earnings per share - basic	$0.31	$0.30
Earnings per share –diluted	$0.29	$0.26

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

In 2009 and 2008, the Company excluded 913,182 warrants outstanding from diluted earnings per share because the exercise price of $3.20 exceeded the average trading price of $2.16 and $3.17 for the years ended December 31, 2009 and 2008, respectively making these warrants anti-dilutive.

NOTE 11 - STOCKHOLDERS’ EQUITY

Stock Issued for Acquisitions under Common Control

In April 2009, the Company issued 1,153,846 shares of restricted common stock to a related company as part of the consideration for the acquisition of Catch-Luck.

Conversion of Convertible Notes to Common Stock

During 2008, convertible notes and accrued interest expense totally $2,033,059 have been converted into 922,554 shares of common stock.

Stock Issued to Independent Directors

During March 2009, the Company issued 21,085 shares of common stock to the Company’s three independent directors as compensation for their services in the third and fourth quarters of 2008. The shares were valued at $1.05 per share, being the average market price of the common stock for the five trading days before December 31,2008.

On July 16, 2009, the Company issued 11,742 shares of common stock to the Company’s three independent directors as compensation for their services in the first and second quarters of 2009. The shares were valued at $1.86 per share, being the average market price of the common stock for the five trading days before June 30,2009.

On September 2, 2008, the Company issued 3,068 shares of common stock to the Company’s three independent directors as compensation for their services in the second quarter of 2008. The shares were valued at $4.19 per share, being the average market price of the common stock for the five days before June 30,2008.

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

Statutory Reserve

Subsidiaries incorporated in China are required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China ( “PRC GAAP”). Appropriations to the statutory surplus reserve are to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital.  Appropriations to the statutory public welfare fund are 10% of the after tax net income determined in accordance with PRC GAAP. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. Appropriations to the surplus reserve are made at the discretion of the Board of Directors. Effective January 1, 2006, the Company is only required to contribute to one statutory reserve fund at 10% of net income after tax per annum, and any contributions are not to exceed 50% of the respective companies’ registered capital.

As of December 31, 2009, New-Tailun and Catch-Luck had fulfilled the 50% statutory reserve contribution requirement; therefore no further transfers are required for those entities. In 2009 Goldenway appropriated $89,048, Ever-Glory Apparel appropriated $20,000 and LA GO GO appropriated $39,022 to the statutory reserve.

Warrants

Following is a summary of the status of warrants outstanding and exercisable at December 31, 2009 and 2008:

2009			2008
Exercise Price	Number of Shares	Average Remaining Contractual Life	Average Exercise Price	Number of Shares	Average Remaining Contractual Life
$3.20	840,455	3.43	$3.20	840,455	4.43
$3.20	72,728	1.01	$3.20	72,728	2.01
Total	913,183			913,183

NOTE 12 - RELATED PARTY TRANSACTIONS

Mr. Kang is the Company’s Chairman and Chief Executive Officer. Ever-Glory Hong Kong is the Company’s major shareholder. Mr. David Yan is Ever-Glory Hong Kong’s shareholder. All transactions associated with the following companies controlled by Mr. Kang or Mr. Yan are considered to be related party transactions. All related party outstanding balances are short-tem in nature and are expected to be settled in cash.

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

Sales and Cost of Sales to Related Parties

Sales and cost of sales for the year ended December 31, 2009 were from transactions with Nanjing Knitting, Jiangsu Ever-Glory and Shanghai La Chapelle.

	2009		2008
	Sales	Cost of Sales	Sales	Cost of Sales
Shanghai La Chapelle	$63,466	$45,563
Nanjing Knitting	$9,353	$9,015	$681,167	$621,103
Jiangsu Ever-Glory	$389	$387
Total	$73,208	$54,965	$681,167	$621,103

Purchases from, and Sub-contracts with Related Parties

The Company purchased raw materials from related companies totaling $2,728,896 and $1,828,661 during the years ended December 31, 2009 and 2008, respectively.

	2009	2008
Nanjing Knitting	$2,686,863	$1,828,661
Jiangsu Ever-Glory	$42,033
Total	$2,728,896	$1,828,661

In addition, the Company sub-contracted certain manufacturing work to related companies totaling $1,814,846 and $1,327,965 for the years ended December 31, 2009 and 2008, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Nanjing Knitting	$591,470	$706,201
Nanjing Ever-Kyowa,	955,792	621,764
Ever-Glory Vietnam	246,936
Ever-Glory Cambodia	20,648
Total	$1,814,846	$1,327,965

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

Accounts Payable – Related Parties

The Company purchases raw materials from and subcontracts some of its production to related parties. Accounts payable to related parties are as follows:

	2009	2008
Nanjing Knitting	$153,660	$0
Nanjing Ever-Kyowa	335,546	0
Total	$489,206	$0

Amounts Due From Related Party

Jiangsu Ever-Glory International Group Corp., (“Jiangsu Ever-Glory”) is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by the Company’s Chief Executive Officer. Because of restrictions on its ability to directly import and export products, the Company utilizes Jiangsu Ever-Glory as its agent, to assist the Company with its import and export transactions and its international transportation projects. Import transactions primarily consist of purchases of raw materials and accessories designated by the Company’s customers for use in garment manufacture. Export transactions consist of the Company’s sales to foreign markets such as Japan, Europe and the United States. As the Company’s agent, Jiangsu Ever-Glory’s responsibilities include managing customs, inspection, transportation, insurance and collections on behalf of the Company. Jiangsu Ever-Glory also manages transactions denominated in currencies other than the Chinese RMB at rates of exchange agreed between the Company and Jiangsu Ever-Glory and based upon rates of exchange quoted by the People’s Bank of China. In return for these services, Jiangsu Ever-Glory charges the Company a fee of approximately 3% of export sales.  For import transactions, the Company may make advance payments, through Jiangsu Ever-Glory, for the raw material purchases, or Jiangsu Ever-Glory may make advance payments on the Company’s behalf. For export transactions, accounts receivable for export sales are remitted by the Company’s customers through Jiangsu Ever-Glory, who forwards the payments to the Company. The Company and Jiangsu Ever-Glory have agreed that balances from import and export transactions may be offset.  Amounts due to (from) Jiangsu Ever-Glory are typically settled within 60-90 days. Interest of 0.5% is charged on net amounts due at each month end. Interest income for the years ended December 31, 2009 and 2008 was $614,842 and $217,181 respectively. Following is a summary of import and export transactions for the years ended December 31, 2009 and 2008:

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

	Accounts Receivable	Accounts Payable	Net
As of January 1,2009	$17,938,281	$6,372,707	$11,565,574
Sales/Purchases	$68,275,235	$31,836,171
Payments Received/Made	$70,467,973	$35,818,220
As of December 31,2009	$15,745,543	$2,390,658	$13,354,885

Approximately 69% of the receivable balance at December 31, 2009 was settled by March 30, 2010.

Other Payables – Related Parties

As of December 31, 2009 and 2008, other payables due to related parties were as follows:.

	2009	2008
Shanghai La Chapelle Garment and	$293,400
Accessories Company Limited
Ever-Glory Enterprise HK Limited		$754,589
	$293,400	$754,589

The balance as of December 31, 2008 included $200,000 for the purchase of Catch-Luck and $554,589 was due for legal and professional fees paid by Ever-Glory Enterprise HK Limited on behalf of the Company. In 2009 the Company repaid $754,589 to Ever-Glory Hong Kong.

In February, July and August 2009, LA GO GO borrowed $293,400 (RMB 2 million) from Shanghai La Chapelle for operations. This loan is interest free and due on demand. Management expects to repay this loan in cash from operations in 2010. ..

Loan from Related Party

As of December 31, 2009 and 2008 the Company owed $2,575,759 and $2,660,085, respectively to Blue Power Holdings Limited., a company controlled by the Company’s Chief Executive Officer. Interest is charged at 6% per annum on the amounts due. The loans are due between July 2010 and April 2011. For years ended December 31,2009 and 2008, the Company incurred interest expense of $115,674 and $175,100, respectively. The accrued interest is included in the carrying amount of the loan in the accompanying balance sheets. On November 18, 2009, the Company repaid $200,000 to Blue Power Holdings Limited.

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Capital Commitment

The Articles of Association of Goldenway required that the registered capital of approximately $17.5 million was to be paid by Perfect Dream before December 31, 2009. On July 6, 2009, the Company obtained approval from the government allowing the Company to decrease the registered capital from $17.5 million to $12.5 million.  The Company has fulfilled its $12.5 million registered capital requirements.

Operating Lease Commitment

The Company leases factory and office space from Jiangsu Ever-Glory International Group Corp. under an operating lease which expired on December 31, 2009 at an annual rental of RMB350,000. For the years ended December 31, 2009 and 2008, the Company recognized rental expense in the amounts of $51,310 and $50,452, respectively. On January 1, 2010, the Company signed a new operating lease with Jiangsu Ever-Glory International Group Corp which will expire on December 31, 2011. The new lease provides for annual rent of RMB314,000.

The Company leases retail space, warehouse and office facilities under operating leases expiring on various dates through 2014.The majority of the Company’s retail leases are for twelve-month periods and provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a rent liability in the consolidated balance sheets and the corresponding rent expense when management determines that achieving the specified levels during the fiscal year is probable.  Future minimum lease payments for leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

Year ending December 31,
2010	$728,000
2011	474,000
2012	220,000
2013	138,000
2014	116,000
$1,676,000

Rent expense for the years ended December 31, 2009 and 2008 was approximately $5,195,600 and $1,500,400 respectively.

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

Legal Proceedings

There is no material pending legal proceeding to which the Company is a party.

NOTE14 - CONCENTRATIONS AND RISKS

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China and Hong Kong. Total cash deposited with these banks at December 31, 2009 and December 31, 2008 amounted to $3,555,745 and $1,445,363, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Only one customer, in our wholesale segment, represented more than ten percent of our total sales in 2009 and 2008, accounting for approximately 29% or $22 million and 29% or $27 million of total sales, respectively, and represented approximately 28% and 2% of accounts receivable as of December 31, 2009 and 2008, respectively.

The Company did not rely on any single raw material supplier during 2009 and 2008.

For the wholesale business, during 2009 the Company relied on two manufacturers for 18% and 11% of purchased finished goods while in 2008 the Company relied on one manufacturer for 21% of purchased finished goods. For the retail business, during 2009 the Company did not rely on any single raw material supplier while in 2008 the Company relied on two manufacturers for 29% of purchased finished goods.

NOTE15- SEGMENTS

The Company set up a new retail segment and realigned its management and segment reporting structure effective January 1, 2008. The new retail segment and operating activity arose in 2008 and did not change the composition of the wholesale segment or previously reported amounts. The segment data presented reflects this new segment structure. The Company reports financial and operating information in the following two segments for 2009 and 2008:

(a)  Wholesale segment

(b)  Retail segment

The Company also provides general corporate services to its segments and these costs are reported as "Corporate and others."

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

	Wholesale segment	Retail segment	Corporate and others	Total
December 31, 2009
Segment profit or loss:
Net revenue from external customers	$76,604,340	$13,193,444	$-	$89,797,784
Net revenue from related parties	$73,207			$73,207
Income from operations	$5,732,278	$421,078	$(40,646)	$6,112,710
Interest income	$620,347	$384	$-	$620,731
Interest expense	$324,025	$3,349	$115,732	$443,106
Depreciation and amortization	$1,002,604	$890,050		$1,892,654
Income tax expense	$709,808	$104,878		$814,686
Segment assets:
Additions to property, plant and equipment	$77,604	$1,236,920		$1,314,524
Total assets	$67,208,697	$8,595,962	$48,162,586	$123,967,245

December 31, 2008
Segment profit or loss:
Net revenue from external customers	$93,284,480	$3,506,035	$-	$96,790,515
Net revenue from related parties	$681,167			$681,167
Income from operations	$7,488,366	$(14,705)	$(229,877)	$7,243,784
Interest income	$222,368	$4,608	$114	$227,090
Interest expense	$327,834		$2,530,334	$2,858,168
Depreciation and amortization	$783,621	$4,077		$787,698
Income tax expense	$1,091,006			$1,091,006
Segment assets:
Additions to property, plant and equipment	$462,691	$68,073		$530,764
Total assets	$41,340,062	$4,240,453	$40,199,256	$85,779,771

The reconciliations of segment information to the Company’s consolidated totals were as follows:

	December 31, 2009	December 31, 2008
Revenues:
Total reportable segments	$89,870,991	$97,471,682
Elimination of intersegment revenues	-	-
Total consolidated	$89,870,991	$97,471,682
Income (loss) from operations:
Total segments	$6,112,710	$7,243,784
Elimination of intersegment profits	-	-
Total consolidated	$6,112,710	$7,243,784
Total assets:
Total segments	$123,967,245	$85,779,771
Elimination of intersegment receivables	(63,312,931)	(41,498,862)
Total consolidated	$60,654,314	$44,280,909

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

Revenue is attributable to countries and locations based on the location of the customer.  For the years ended December 31, 2009 and 2008 revenues were generated in the following jurisdictions:

	2009	2008
The People’s Republic of China	$17,735,643	$11,131,323
Germany	22,164,414	26,967,753
United Kingdom	13,256,621	14,863,998
Europe-Other	10,042,180	11,023,829
Japan	13,282,230	16,579,037
United States	13,389,903	16,905,742
Total	$89,870,991	$97,471,682

Substantially all of the company’s long-lived assets were attributable to the PRC as of December 31, 2009 and 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

 ITEM 9A(T). CONTROLS AND PROCEDURES

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

As of December 31, 2009, the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of December 31, 2009. Our disclosure controls and procedures were not effective because of the “material weaknesses” described below under “Management’s annual report on internal control over financial reporting,” which are in the process of being remediated as described below under “Management Plan to Remediate Material Weaknesses.”

Management’s Annual Report on Internal Control over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●
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

Our management including our Chief Executive Officer and our Chief Financial Officer has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in Internal Control—Integrated Framework.

As a result of such assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2009,.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of its review, management concluded that we had material weaknesses in our internal control over financial reporting process consisting of the following:

●
Lack of internal expertise and resources to analyze and properly apply generally accepted accounting principles to complex and non-routine transactions related to the appropriate classifications and treatments of derivatives.

●	Deficiency in the monitoring and supervision of financial reports preparation and review process.

Management believes the material weaknesses identified above were due to the complex and non-routine nature of the Company’s derivatives and the Company’s lack of an Audit Committee Chairman during a part of this period.

Management Plan to Remediate Material Weaknesses

We have taken the following measures and plan to continuously take measures to remediate the above material weaknesses as soon as practical:

Management is pursuing the implementation of the following corrective measures to address the material weaknesses described above.

●	We engaged an outside consultant to assist in the application of USGAAP to complex transactions, including the accounting for derivatives;

●	We will procure periodic training to key officers and staff to enhance our understanding of USGAAP and internal control over financial reporting;

●	We expect to appoint a new independent director as the Audit Committee Chairman in the second quarter of 2010;

●
We will have a dedicated internal control department headed by a full-time internal control manager who directly reports to the Audit Committee.  The internal control department will focus on our ongoing remediation initiatives and compliance efforts.

These measures are intended both to address the identified material weaknesses and to enhance our overall internal control environment.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, except as desclosed above.

ITEM 9B OTHER INFORMATION

None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Management

The Board of Directors oversees our management and our business affairs in order to ensure that our stockholder’s interests are best served. Our Board does not involve itself in our day-to-day operations. It establishes with management the objectives and strategies to be implemented and monitors management’s general performance and conduct.

            The following table includes the names, positions held, and ages of our current executive officers and directors as of December 31, 2009:

Name	Age	Position	Held Position Since

Edward Yihua Kang	46	Chief Executive Officer, President, and Director	2005

Jiajun Sun	36	Chief Operating Officer and Director	2005

Yan Guo	32	Chief Financial Officer and Secretary	2005

Changyu Qi (1)(2)	64	Director	2008

Zhixue Zhang (1)(2)	42	Director	2008

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

Each director will hold office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.  Mr. Bennet P. Tchaikovsky was a member of our Board of Directors, and served as chairman of our Audit Committee and a member of the Compensation Committee until November 25, 2009.  We have identified qualified independent director candidate to fill the vacancy created by Mr.Tchaikovsky's resignation.

Edward Yihua Kang has served as our President and Chief Executive Officer and as the Chairman of our Board of Directors, since 2005. From December 1993 to January 2008, Mr. Kang served as the President and Chairman of the Board of Directors of Goldenway. Mr. Kang has extensive worldwide managerial and operational experience focusing upon business development and strategic planning. Mr. Kang formerly was the Senior lecturer of the Management College, Nanjing Aeronautics and Astronautics University, and the Vice General Manager of the Import and Export Department of Nanjing Shenda Company. Mr. Kang earned a MS degree from Peking University, a Bachelor’s degree in Management from Beijing Aeronautics and Astronautics University and a Bachelor’s degree in Engineering from Nanjing Aeronautics and Astronautics University. Mr. Kang’s extensive experience in the garment industry, his acute vision and outstanding leadership capability, as well as his commitment to the Company since its inception make him well-qualified in the Board’s opinion to serve as our Chairman of the Board.

Jiajun Sun has served as our Chief Operating Officer and a member of our Board of Directors since 2005. Mr. Sun also has served as a member of the Board of Directors of Goldenway since 2000 and as a member of the Board of Directors of New-Tailun since 2006. From July 1996 to November 2002, Mr. Sun was the General Manager of International Trade Department at Goldenway. Mr. Sun has more than 8 years experience in import and export in the textile industry. Mr. Sun earned his bachelor’s degree from the Wuhan Textile Industry Institute. Mr. Sun has accumulated substantial institutional knowledge of our business and operations.  His managing experiences and analytical skills make him well positioned for his role as one of our Directors.

Changyu Qi is a member of the Board of Directors, and serves as a member of the Audit Committee and Compensation Committees. Mr. Qi has over 30 years of experience in international trade, and since February 2005, has served as inspector and deputy secretary of the Party Leadership Group of the Jiangsu Provincial Government’s Department of Foreign Trade and Economic Cooperation. In addition, since 2007, Mr. Qi has also served as a director on the Board of Directors of Jiangsu Skyrun International Group, which is a state-owned enterprises focusing on import and export.  He is currently the President of both the Jiangsu Chamber of Commerce for Import & Export Firms and the Jiangsu International Freight Forwarders Association. Mr. Qi received a B.S. in Foreign Trade and Economy from Beijing Foreign Trade University.  Mr. Qi’s extensive experience and deep understanding of the issues facing import and export companies and foreign trade bring a valuable perspective to our Board of Directors. Mr. Qi brings a wealth of knowledge to our Board of Directors and has proven to possess keen insight to our business.

Zhixue Zhang was appointed to the Board of Directors in March 2008, and serves on the Audit Committee and as chairman of the Compensation Committee.  Mr. Zhang is a professor of Organizational Management at Peking University, and has held this position since August 2008. Mr. Zhang has over fifteen years of experience in the fields of organizational psychology, management and organizational culture as it relates to conducting business within China and with Chinese businesses. From August 2001 to July 2008, he was the Associate professor at Peking University. From August 2006 to June 2007, he was a Freeman Fellow at the University of Illinois at Urbana-Champaign. From September 2001 to March 2002, he was a visiting scholar at the Kellogg School of Management at Northwestern University. Mr. Zhang holds a Ph.D. from the University of Hong Kong, and a M.Sc. from Beijing Normal University, and a B.Sc. from Henan University.  Mr. Zhang’s life-long background of management education, as well as his business aptitude and strong analytical skills, qualify him for his position as one of our Directors.

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

 Director Qualifications

We seek directors with established strong professional reputations and experience in areas relevant to the strategy and operations of our businesses.  We also seek directors who possess the qualities of integrity and candor, who have strong analytical skills and who are willing to engage management and each other in a constructive and collaborative fashion.  We also seek directors who have the ability and commitment to devote significant time and energy to service on the Board and its committees.  We believe that all of our directors meet the foregoing qualifications.

 Our directors have backgrounds in a variety of different areas including industry, operation, marketing, strategic business management, and finance.  We believe that the backgrounds and skills of our directors bring a diverse range of perspectives to the Board.

Board Practices

 Our business and affairs are managed under the direction of our Board of Directors. The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling and direction to our management. It is our expectation that the Board of Directors will meet regularly on a quarterly basis and additionally as required.

Board Leadership Structure

The Board of Directors believes that Mr. Kang’s service as both Chairman of the Board and Chief Executive Officer is in the best interest of the Company and its shareholders. Mr. Kang possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s shareholders, employees and customers.  We have two independent directors. We do not have a lead independent director.

Board’s Role in Risk Oversight

Our Board of Directors has overall responsibility for risk oversight.  To effectively achieve the goal of efficient risk management, the Board has delegated responsibility for the oversight of specific risks to Board committees as follows:

●
The Audit Committee oversees the Company’s risk policies and processes relating to the financial statements and financial reporting processes, as well as key credit risks, liquidity risks, market risks and compliance, and the guidelines, policies and processes for monitoring and mitigating those risks.

●	The Compensation Committee oversees risks related to the company’s director compensation.

Our Board of Directors is responsible to approve all related party transactions according to our Code of Ethics.

Family relationship

There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

 Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control person of the Company has, during the last ten years: (i) been convicted in or is currently subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any Federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law; (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto; (iv) been the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:  (a) Any Federal or State securities or commodities law or regulation; or (b) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; nor (v) been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member. (covering stock, commodities or derivatives exchanges, or other SROs).

Board Committees

In March 2008, the Board created the Audit Committee and the Compensation Committee and has adopted charters for these committees.  The Board has determined that in its judgment, Mr. Qi and Mr. Zhang are independent directors within the meaning of Section 803 of NYSE Amex Company Guide. Accordingly, both the members of the Audit Committee are independent within the meaning of Section 803 of NYSE Amex Company Guide.

Audit Committee

The Board of Directors adopted and approved a charter for the Audit Committee on March 13, 2008, and the charter was amended on May 26, 2008 and further amended on June 20, 2008. Currently, two directors comprise the Audit Committee: Mr. Qi and Mr. Zhang. The members of the Audit Committee are currently “independent directors” as that term is defined in Section 803 of NYSE Amex Company Guide. ..

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

Section 16(a) of the Exchange Act

            Section 16(a) of the Exchange Act, as amended, requires our directors and certain of our officers, as well as persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports with the SEC. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2009, and all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent shareholders were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This compensation discussion and analysis describes the material elements of the compensation awarded to our current executive officers. This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year. In 2009, our Board of Directors and the Compensation Committee, since its chartering, has overseen and administered our executive compensation program.

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

Compensation Benchmarking and Peer Group

Our Board of Directors did not rely on any consultants or utilize any peer company comparisons or benchmarking in 2009 in setting executive compensation. However, our management has considered competitive market practices by reviewing publicly available information relating to compensation of executive officers at other comparable companies in the apparel industry in China in making its recommendations to our Board of Directors regarding our executives’ compensation for fiscal year 2009. As our company evolves, we expect to take steps, including the utilization of peer company comparisons and/or hiring of compensation consultants, to ensure that the Board has a comprehensive picture of the compensation paid to our executives and with a goal toward total direct compensation for our executives that are on a par with the median total direct compensation paid to executives in peer companies if annually established target levels of performance at the company and business segment level are achieved.

  Elements of Compensation

Presently, we compensate our executives with only a base salary. We do not pay any compensation to our executive officers in the form of discretionary annual cash performance-based incentives, long-term incentive plan awards or perquisites and other compensation, although our Board of Directors may recommend and institute such forms of compensation in the future.

Base Salaries

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of our employees, including our named executive officers. All of our named executive officers, including our Chief Executive Officer, are subject to employment agreements, and accordingly each of their compensation has been determined as set forth in their respective agreement. When establishing base salaries for 2009, subject to the provisions of each person's employment agreement, our Board and management considered a number of factors, including the seniority of the individual, the functional role of the position, the level of the individual's responsibility, the ability to replace the individual, the base salary of the individual at their prior employment and the number of well qualified candidates to assume the individual's role.

Discretionary Annual Cash Performance-Based Incentives

In 2009, we did not pay any compensation in the form of discretionary annual cash performance-based incentives or other forms of bonuses to our Chief Executive Officer and each other named executive officer. Our Compensation Committee may, however, recommend such bonuses in the future.

Long-Term Incentive Plan Awards

We currently do not have an equity incentive plan, and no separate stock awards or stock option grants were made to any of the named executive officers during the fiscal year ended December 31, 2009. No stock options were held by the named executive officers as of December 31, 2009.

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

Summary Compensation Table for Fiscal Year 2009, 2008 and 2007

The following table sets forth information for the fiscal year ended December 31, 2009, 2008 and 2007 concerning the compensation paid and awarded to all individuals serving as (a) our Chief Executive Officer and Chief Financial Officer (b) the three most highly compensated Executive Officers (other than our Chief Executive Officer and Chief Financial Officer) of ours and our subsidiaries at the end of our fiscal year ended December 31, 2009, 2008 and 2007 whose total compensation exceeded $100,000 for these periods, and (c) two additional individuals for whom disclosure would have been provided pursuant to (b) except that they were not serving as executive officers at the end of our fiscal year ended December 31, 2009. These individuals may be collectively referred to in this report as our “Named Executive Officers.”

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Kang Yihua
Chairman of the
Board, Chief	2009	16,394	43988	—	—	—	—	—	60,382
Executive Officer	2008	25,824	—	—	—	—	—	—	25,824
and President	2007	19,830	—	—	—	—	—	—	19,830

Guo Yan
Chief Financial	2009	3167	14,663	—	—	—	—	—	17,830
Officer and	2008	3161	11,527	—	—	—	—	—	14,688
Director	2007	2,805	—	—	—	—	—	—	2,805

(1)
All compensation is paid in Chinese RMB. For reporting purposes, the amounts in the table above have been converted to U.S. Dollars at the conversion rate of  7.60 RMB,  6.94 RMB and 6.82 RMB to one  for year 2007, 2008 and 2009 respectively. The officers listed in this table received no other form of compensation in the years shown, other than the salary set forth in this table.

Other Compensation

Other than as described above, there were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the executive officers during the year ended December 31, 2009. We do not have any retirement, pension, or profit-sharing programs for the benefit of our directors, officers or other employees. The Board of Directors may recommend adoption of one or more such programs in the future.

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

Director Compensation for Fiscal 2009

The following table reflects all compensation awarded to, earned by or paid to the Company’s directors for the fiscal year ended December 31, 2009. Directors who are also officers do not receive any additional compensation for their services as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Options Awards ($)	Non- Equity Incentive Plan Compensat ion ($)	Non-Qualif ied Deferred Compensat ion Earnings ($)	All Other Compensat ion ($)	Total ($)
Kang Yihua	60,382	—	—	—	—	—	60,382
Sun Jia Jun	56,757	—	—	—	—	—	56,757
Guo Yan	17,830	—	—	—	—	—	17,830
Bennet P. Tchaikovsky	—	30,647	—	—	—	—	30,647
Changyu Qi	—	5,000	—	—	—	—	5,000
Zhixue Zhang	—	5,000	—	—	—	—	5,000

(1)	All compensation was paid in RMB. The amounts in the foregoing table have been converted into U.S. Dollar at the conversion rate of 6.82 RMB to the dollar.
(2)	Mr. Kang received salary during 2009 of $ and total compensation of $ in consideration of his services as our Chief Executive Officer.
(3)	Mr. Sun received salary during 2009 of $ and total compensation of $ in consideration of his services as our Chief Operating Officer.
(4)	Mr. Tchaikovsky resigned from the Board on November 25, 2009. He received stock compensation according the following annual compensation arrangement for the period of services he provided.
(4)	On March 14, 2008, the Board approved the following annual compensation for its independent (non-employee) directors, which shall apply for 2009:

Service Description	Amount (in U.S. dollars)

Base Compensation	$3,000
Audit Committee Member	$1,000
Compensation Committee Member	$1,000
Audit Committee Chairman	$3,000
Audit Committee Financial Expert	$26,000

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

Outstanding Equity Awards at Fiscal Year-End

None of our executive officers were granted or otherwise received any option, stock or equity incentive plan awards during 2009 and there were no outstanding unexercised options previously awarded to our officers and directors, at the fiscal year end, December 31, 2009.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2010, for each of the following persons:

o	each of our directors and each of the named executive officers in the “Management” section of this Annual Report;
o	all directors and named executive officers as a group; and

o	each person who is known by us to own beneficially five percent or more of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Ever-Glory International Group, Inc. 100 N. Barranca Ave. #810, West Covina, California 91791. The percentage of class beneficially owned set forth below is based on 13,566,874  shares of our common stock outstanding on March  30, 2010,

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock (1)	Percent of Class

Executive Officers and Directors
Yi Hua Kang	4,802,315	35.40%
Jia Jun Sun	174,800	1.29%
Yan Guo	-	-

Changyu Qi	4,971	0.04%
Zhixue Zhang	4,932	0.04%
All Executive Officers and Directors as a Group (six persons)
5% Holders
Ever-Glory Enterprises (H.K.) Ltd. (2)	4,469,252	32.94%
Xiao Dong Yan (2)	379,240	2.80%

(1)
The percentage of shares beneficially owned is based on 13,566,874 shares of common stock outstanding as of March 29, 2010. Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment and dispositive power of the shares.

(2)	Xiao Dong Yan is the director of Ever-Glory Enterprises (H.K.) Ltd. and, as such, may be deemed to be the beneficial owner of the 4,469,252 shares held by Ever-Glory Enterprises (H.K.) Ltd.

Equity Compensation Plan Information

We have not adopted any equity compensation plan as of December 31, 2009.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions
Mr. Kang is the Company’s Chairman and Chief Executive Officer. Ever-Glory Hong Kong is the Company’s major shareholder. Mr. Xiaodong Yan is Ever-Glory Hong Kong’s shareholder. All transactions associated with the following companies controlled by Mr. Kang or Mr. Yan are considered to be related party transactions. All related party outstanding balances are short-tem in nature and are expected to be settled in cash.

Sales and Cost of Sales to Related Parties

Sales and cost of sales for the year ended December 31, 2009 were from transactions with Nanjing Knitting, Jiangsu Ever-Glory and Shanghai La Chapelle.

	2009		2008
	Sales	Cost of Sales	Sales	Cost of Sales
Shanghai La Chapelle	$63,466	$45,563
Nanjing Knitting	$9,353	$9,015	$681,167	$621,103
Jiangsu Ever-Glory	$389	$387
Total	$73,208	$54,965	$681,167	$621,103

Purchases from, and Sub-contracts with Related Parties

The Company purchased raw materials from related companies totaling $2,728,896 and $1,828,661 during the years ended December 31, 2009 and 2008, respectively.

	2009	2008
Nanjing Knitting	$2,686,863	$1,828,661
Jiangsu Ever-Glory	$42,033
Total	$2,728,896	$1,828,661

In addition, the Company sub-contracted certain manufacturing work to related companies totaling $1,814,846 and $1,327,965 for the years ended December 31, 2009 and 2008, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Nanjing Knitting	$591,470	$706,201
Nanjing Ever-Kyowa,	955,792	621,764
Ever-Glory Vietnam	246,936
Ever-Glory Cambodia	20,648
Total	$1,814,846	$1,327,965

Accounts Payable – Related Parties

The Company purchases raw materials from and subcontracts some of its production to related parties. Accounts payable to related parties are as follows:

	2009	2008
Nanjing Knitting	$153,660	$0
Nanjing Ever-Kyowa	335,546	0
Total	$489,206	$0

Amounts Due From Related Party

Jiangsu Ever-Glory International Group Corp., (“Jiangsu Ever-Glory”) is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by the Company’s Chief Executive Officer. Because of restrictions on its ability to directly import and export products, the Company utilizes Jiangsu Ever-Glory as its agent, to assist the Company with its import and export transactions and its international transportation projects. Import transactions primarily consist of purchases of raw materials and accessories designated by the Company’s customers for use in garment manufacture. Export transactions consist of the Company’s sales to foreign markets such as Japan, Europe and the United States. As the Company’s agent, Jiangsu Ever-Glory’s responsibilities include managing customs, inspection, transportation, insurance and collections on behalf of the Company. Jiangsu Ever-Glory also manages transactions denominated in currencies other than the Chinese RMB at rates of exchange agreed between the Company and Jiangsu Ever-Glory and based upon rates of exchange quoted by the People’s Bank of China. In return for these services, Jiangsu Ever-Glory charges the Company a fee of approximately 3% of export sales.  For import transactions, the Company may make advance payments, through Jiangsu Ever-Glory, for the raw material purchases, or Jiangsu Ever-Glory may make advance payments on the Company’s behalf. For export transactions, accounts receivable for export sales are remitted by the Company’s customers through Jiangsu Ever-Glory, who forwards the payments to the Company. The Company and Jiangsu Ever-Glory have agreed that balances from import and export transactions may be offset.  Amounts due to (from) Jiangsu Ever-Glory are typically settled within 60-90 days. Interest of 0.5% is charged on net amounts due at each month end. Interest income for the years ended December 31, 2009 and 2008 was $614,842 and $217,181 respectively. Following is a summary of import and export transactions for the years ended December 31, 2009 and 2008:

	Accounts Receivable	Accounts Payable	Net
As of January 1,2009	$17,938,281	$6,372,707	$11,565,574
Sales/Purchases	$68,275,235	$31,836,171
Payments Received/Made	$70,467,973	$35,818,220
As of December 31,2009	$15,745,543	$2,390,658	$13,354,885

Approximately 69% of the receivable balance at December 31, 2009 was settled by March 30, 2010.

Other Payables – Related Parties

As of December 31, 2009 and 2008, other payables due to related parties were as follows:.

	2009	2008
Shanghai La Chapelle Garment and Accessories Company Limited	$293,400
Ever-Glory Enterprise HK Limited		$754,589
	$293,400	$754,589

The balance as of December 31, 2008 included $200,000 for the purchase of Catch-Luck and $554,589 was due for legal and professional fees paid by Ever-Glory Enterprise HK Limited on behalf of the Company. In 2009 the Company repaid $754,589 to Ever-Glory Hong Kong.

In February, July and August 2009, LA GO GO borrowed $293,400 (RMB 2 million) from Shanghai La Chapelle for operations. This loan is interest free and due on demand. Management expects to repay this loan in cash from operations in 2010. ..

Loan from Related Party

As of December 31, 2009 and 2008 the Company owed $2,575,759 and $2,660,085, respectively to Blue Power Holdings Limited., a company controlled by the Company’s Chief Executive Officer. Interest is charged at 6% per annum on the amounts due. The loans are due between July 2010 and April 2011. For years ended December 31,2009 and 2008, the Company incurred interest expense of $115,674 and $175,100, respectively. The accrued interest is included in the carrying amount of the loan in the accompanying balance sheets. On November 18, 2009, the Company repaid $200,000 to Blue Power Holdings Limited.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

On December 22, 2009, the Audit Committee, with the approval of the Board of Directors, engaged GHP Horwath P.C. as the Company’s independent auditor.

Fees for audit services include fees associated with the annual audit and the review of documents filed with the SEC including quarterly reports on Form 10-Q and the Annual Report on Form 10-K. Audit-related fees principally included accounting consultation and information system control reviews.    Tax fees included tax compliance, tax advice and tax planning work.

	2009	2008
Audit fees	$216,000	$248,000
Audit- related fees	-	-
Tax fees		-
All other fees		-

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULE

a.	(1) Financial Statements
The following consolidated financial statements of Ever-Glory International Group, Inc. are included in Part II, Item 8 of this Report:

Report of GHP Horwath P.C Independent Auditors

Consolidated Balance Sheets at December 31, 2009 and 2008

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008

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

10.23
Land Development Agreement between Jiangsu Ever-Glory International Group Corp. and Nanjing Goldenway Garment Co., Ltd. (incorporated by reference to Exhibit 10.23 of our Annual Report on Form 10-K, filed March 31, 2009).

10.24
Lease Agreement between Jiangsu Ever-Glory International Group Co. and Nanjing New-Tailun Garment Co., Ltd. (incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K, filed March 31, 2009)

10.25
Loan Agreement between Goldenway Nanjing Garments Company Limited and China Merchant Bank, Nanjing Branch. (incorporated by reference to Exhibit 10.25 of our Annual Report on Form 10-K, filed March 31, 2009)

10.26	Irrevocable Guaranty Agreement between China Merchant Bank, Nanjing Branch and Edward Yihua Kang. (incorporated by reference to Exhibit 10.26 of our Annual Report on Form 10-K, filed March 31, 2009)

10.27	Mortgage Agreement between China Merchant Bank, Nanjing Branch and Edward Yihua Kang. (incorporated by reference to Exhibit 10.27 of our Annual Report on Form 10-K, filed March 31, 2009)

10.28	Mortgage Agreement between China Merchant Bank, Nanjing Branch and Huake Kang. (incorporated by reference to Exhibit 10.28 of our Annual Report on Form 10-K, filed March 31, 2009)

16.2
Letter from Moore Stephens Wurth Frazer and Torbet, LLP dated January 8, 2009 addressed to the Securities and Exchange Commission. (Incorporated by reference to Exhibit 16.1 of our Amendment No. 1 to our Current Report on Form 8-K, filed January 8, 2009).

21.1	Subsidiaries of Registrant.

23.1	Consent of Moore Stephens Wurth Frazer and Torbet, LLP (incorporated by reference to Exhibit 23.1 of our Annual Report on Form 10-K, filed March 31, 2009).

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2010.

Ever-Glory International Group, Inc.,

Date: March 31, 2010	By	/s/ Edward Yihua Kang
Edward Yihua Kang,

Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jia Jun Sun	Chief Operating Officer	March 31, 2010
Jia Jun Sun	and Director

/s/ Yan Guo	Chief Financial Officer
Yan Guo	(Principal Financial and Accounting Officer)	March 31, 2010

/s/ Changyu Qi	Director	March 31, 2010
Changyu Qi

/s/ Zhixue Zhang	Director	March 31,2010
Zhixue Zhang

INDEX TO EXHIBITS

Exhibit Number	Description

Number	Description

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

10.23
Land Development Agreement between Jiangsu Ever-Glory International Group Corp. and Nanjing Goldenway Garment Co., Ltd. (incorporated by reference to Exhibit 10.23 of our Annual Report on Form 10-K, filed March 31, 2009).

10.24
Lease Agreement between Jiangsu Ever-Glory International Group Co. and Nanjing New-Tailun Garment Co., Ltd. (incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K, filed March 31, 2009)

10.25
Loan Agreement between Goldenway Nanjing Garments Company Limited and China Merchant Bank, Nanjing Branch. (incorporated by reference to Exhibit 10.25 of our Annual Report on Form 10-K, filed March 31, 2009)

10.26	Irrevocable Guaranty Agreement between China Merchant Bank, Nanjing Branch and Edward Yihua Kang. (incorporated by reference to Exhibit 10.26 of our Annual Report on Form 10-K, filed March 31, 2009)

10.27	Mortgage Agreement between China Merchant Bank, Nanjing Branch and Edward Yihua Kang. (incorporated by reference to Exhibit 10.27 of our Annual Report on Form 10-K, filed March 31, 2009)

10.28	Mortgage Agreement between China Merchant Bank, Nanjing Branch and Huake Kang. (incorporated by reference to Exhibit 10.28 of our Annual Report on Form 10-K, filed March 31, 2009)

16.2
Letter from Moore Stephens Wurth Frazer and Torbet, LLP dated January 8, 2009 addressed to the Securities and Exchange Commission. (Incorporated by reference to Exhibit 16.1 of our Amendment No. 1 to our Current Report on Form 8-K, filed January 8, 2009).

21.1	Subsidiaries of Registrant.

23.1	Consent of Moore Stephens Wurth Frazer and Torbet, LLP (incorporated by reference to Exhibit 23.1 of our Annual Report on Form 10-K, filed March 31, 2009).

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.