Form 10-Q
period 2010-03-31
Ever-Glory International Group, Inc.
filed 2010-05-14
CIK 943184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
Yes  ☐  No ☒
As of May 13, 2010, 14,720,720 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

EVER-GLORY INTERNATIONAL GROUP, INC.
FORM 10-Q

INDEX

Note Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

·	Competition within our industry;
·	Seasonality of our sales;
·	Success of our investments in new product development;
·	Our plans to open new retail stores;
·	Success of our acquired businesses;
·	Our relationships with our major customers;
·	The popularity of our products;
·	Relationships with suppliers and cost of supplies;
·	Financial and economic conditions in Asia, Japan, Europe and the U.S.;
·	Anticipated effective tax rates in future years;
·	Regulatory requirements affecting our business;
·	Currency exchange rate fluctuations;
·	Our future financing needs; and
·	Our ability to attract additional investment capital on attractive terms.

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

PART I.  FINANCIAL INFORMATION
ITEM 1. Financial Statements

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

	2010	2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,052,322	$3,555,745
Accounts receivable	13,456,886	12,751,579
Inventories	8,296,046	12,419,622
Value added tax receivable	568,631	730,724
Other receivables and prepaid expenses	847,265	601,842
Advances on inventory purchases	690,771	443,331
Amounts due from related party	11,994,927	13,354,884
Total Current Assets	43,906,848	43,857,727

LAND USE RIGHT, NET	2,772,287	2,788,731
PROPERTY AND EQUIPMENT, NET	12,284,452	12,540,856
INVESTMENT, AT COST	1,467,000	1,467,000
TOTAL ASSETS	$60,430,587	$60,654,314

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Bank loans	$6,865,560	$7,305,660
Loans from related party	2,602,024	2,575,759
Accounts payable	10,979,070	13,241,962
Accounts payable and other payables - related parties	969,479	782,606
Other payables and accrued liabilities	2,029,957	2,287,356
Value added and other taxes payable	878,622	186,895
Income tax payable	306,077	3,745
Deferred tax liabilities	348,548	421,899
Total Current Liabilities	24,979,337	26,805,882

LONG-TERM LIABILITIES
Derivative liability	1,543,320	1,627,839
Total Long-term Liabilities	1,543,320	1,627,839
TOTAL LIABILITIES	26,522,657	28,433,721

COMMITMENTS AND CONTINGENCIES

EQUITY
Stockholders' equity of the Company:
Preferred stock ($.001 par value, authorized 5,000,000 shares, no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares, 13,566,874 and 13,560,240 shares issued and outstanding as of March 31,2010 and December 31, 2009, respectively)	13,567	13,560
Additional paid-in capital	3,634,178	3,615,357
Retained earnings	21,981,920	20,406,245
Statutory reserve	3,585,448	3,585,448
Accumulated other comprehensive income	3,968,550	3,934,437
Total Stockholders' Equity of the Company	33,183,663	31,555,047
Noncontrolling interest	724,267	665,546
Total Equity	33,907,930	32,220,593
TOTAL LIABILITIES AND EQUITY	$60,430,587	$60,654,314

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

	2010	2009

NET SALES	$26,139,546	$20,507,822

COST OF SALES	20,710,524	15,793,667

GROSS PROFIT	5,429,022	4,714,155

OPERATING EXPENSES
Selling expenses	1,689,173	940,474
General and administrative expenses	1,911,418	1,856,122
Total Operating Expenses	3,600,591	2,796,596

INCOME FROM OPERATIONS	1,828,431	1,917,559

OTHER INCOME (EXPENSES)
Interest income	68,108	103,547
Interest expense	(119,039)	(123,650)
Change in fair value of derivative liability	84,519	(1,066,494)
Other income	3,209	2,373
Total Other Income (Expenses)	36,797	(1,084,224)

INCOME BEFORE INCOME TAX EXPENSE	1,865,228	833,335

INCOME TAX EXPENSE	(230,852)	(289,071)

NET INCOME	1,634,376	544,264

NET (INCOME)LOSS ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(58,701)	11,598

NET INCOME ATTRIBUTABLE TO THE COMPANY	$1,575,675	$555,862

NET INCOME	$1,634,376	$544,264

Foreign currency translation gain (loss)	34,133	(44,208)

COMPREHENSIVE INCOME	1,668,509	500,056

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	58,721	(12,392)

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$1,609,788	$512,448

NET INCOME PER SHARE
Attributable to the Company's common stockholders
Basic	$0.11	$0.04
Diluted	$0.11	$0.04
Weighted average number of shares outstanding
Basic	14,720,425	13,531,225
Diluted	14,835,197	13,531,225

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,634,376	$544,264
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	558,648	484,005
Change in fair value of derivative liability	(84,519)	1,066,494
Deferred income tax	(73,327)	96,194
Interest on loans from related party	26,265	29,265
Stock based compensation	18,828	-
Changes in operating assets and liabilities
Accounts receivable	(705,287)	(3,488,612)
Accounts receivable - related parties	-	(73,905)
Inventories	4,122,170	874,121
Value added tax receivable	162,037	-
Other receivables and prepaid expenses	(245,338)	(227,276)
Advances on inventory purchases	(247,356)	78,547
Amounts due from related party	1,359,038	795,181
Accounts payable	(2,228,395)	1,675,077
Accounts payable and other payables- related parties	186,809	151,164
Other payables and accrued liabilities	(257,252)	151,499
Value added and other taxes payable	691,850	288,298
Income tax payable	301,871	(50,047)
Net cash provided by operating activities	5,220,418	2,394,269

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(285,892)	(65,719)
Proceeds from sale of equipment	-	3,778
Net cash used in investing activities	(285,892)	(61,941)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	2,757,020	5,860,400
Repayment of bank loans	(3,196,970)	(5,801,796)
Net cash (used in) provided by financing activities	(439,950)	58,604

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,001	(2,695)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,496,577	2,388,237

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,555,745	1,445,363

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,052,322	$3,833,600

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$92,774	$144,646
Income taxes	$2,307	$242,924

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

Ever-Glory International Group, Inc. (the “Company”), together with its subsidiaries, is an apparel manufacturer, supplier and retailer in China, with a wholesale segment and a retail segment. The Company’s wholesale business consists of recognized brands for department and specialty stores located in Europe, Japan and the United States. The Company’s retail business consists of flagship stores and store-in-stores for the Company’s own-brand products. The Company’s wholesale operations are provided primarily through the Company’s wholly-owned PRC subsidiaries, Goldenway Nanjing Garments Co. Ltd. (“Goldenway”), Nanjing Catch-Luck Garments Co. Ltd. (“Catch-Luck”) and Nanjing New-Tailun Garments Co. Ltd (“New-Tailun”). The Company’s retail operations are provided through its wholly owned subsidiary, Shanghai LA GO GO Fashion Company Limited (“LA GO GO”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Ever-Glory International Group, Inc. and its subsidiaries contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of March 31, 2010, the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2010 and 2009, and the condensed consolidated statements of cash flows for the three months ended March 31,2010 and 2009. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company has made certain reclassifications to the prior year’s consolidated financial statements to conform to classifications in the current year. These reclassifications had no impact on previously reported results of operations.

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

At March 31, 2010, the Company’s financial assets consist of cash placed with financial institutions management considers to be of a high quality, which management considers to be a Level 1 measurement..

The Company also applies ASC 825-10 “Financial Instruments”, previously SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings. As of March 31, 2010, the Company did not elect such option for its financial instruments and liabilities.

Foreign Currency Translation and Other Comprehensive Income

The reporting currency of the Company is the U.S. dollar. The functional currency of Ever-Glory, Perfect Dream and Ever-Glory HK is the U.S. dollar. The functional currency of Goldenway, New Tailun, Catch-luck, LA GO GO and Ever-Glory Apparel is the Chinese RMB.

For subsidiaries whose functional currency is the RMB, all assets and liabilities were translated at the exchange rate on the balance sheet date; equity was translated at historical rates and items in the statement of income were translated at the average rate for the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Items in the cash flow statement are translated at the average exchange rate for the period.

NOTE 3 INVENTORIES

Inventories at March 31, 2010 and December 31, 2009 consisted of the following:

	2010	2009
Raw materials	$722,819	$735,891
Work-in-progress	3,287,503	6,212,767
Finished goods	4,344,486	5,529,726
	8,354,808	12,478,384
Less: allowance for obsolete inventories	(58,762)	(58,762)
Total inventories	$8,296,046	$12,419,622

NOTE 4 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short term bank loans consisted of the following at March 31, 2010 and December 31, 2009:

	2010	2009
Bank loan, interest rate at 0.44583% per month,
due May 2010	$3,374,100	$3,374,100
Bank loan, interest rate at 0.4455% per month,
due June 2010	2,493,900
Bank loan, interest rate at 0.4050% per month,
due June 2010	264,060
Bank loan, interest rate at 0.4425% per month,
due December 2010	733,500	733,500
Bank loan, interest rate at 0.44583% per month,
paid in full, January 2010		1,467,000
Bank loan, interest rate at 0.44583% per month,
paid in full, March 2010		1,026,900
Bank loan, interest rate at 0.4455% per month,
paid in full, March 2010		440,100
Bank loan, interest rate at 0.4050% per month,
paid in full, March 2010		264,060
Total bank loans	$6,865,560	$7,305,660

On July 31, 2008, Goldenway entered into a two-year revolving line of credit agreement with a PRC Bank, which allows the Company to borrow up to approximately $7.3 million (RMB50million). These borrowings are guaranteed by Jiangsu Ever-Glory, an entity controlled by Mr. Kang, the company’s Chairman and Chief Executive Officer. These borrowings are also collateralized by the Company’s property and equipment. As of March 31, 2010, $5.9 million of bank loans were outstanding under this agreement and approximately $1.4 million was unused and available. Other bank loans are not collateralized. In April 2010, the Company repaid approximately $4.8 million and subsequently borrowed approximately $2.9 million under this agreement.

On July 3, 2009, Ever-Glory Apparel entered into a one-year line of credit agreement for approximately $5.9 million (RMB40 million) with Nanjing Bank. On March 11, 2010, Ever-Glory Apparel entered into a new one-year line of credit agreement for approximately $7.3 million (RMB50 million) with Nanjing Bank. The loan is guaranteed by Jiangsu Ever-Glory and Goldenway. To date nothing has been drawn down on this line of credit.

Total interest expense on bank loans for the three months ended March 31, 2010 and 2009 amounted to $92,774 and $94,385, respectively.

Note 5 DERIVATIVE WARRANT LIABILITY
(Included in ASC 815 “Derivatives and Hedging”, previously SFAS 133)

The Company has outstanding certain warrants that, in accordance with new accounting guidance effective January 1,2009, require liability classification because of certain provisions that may result in an adjustment to their exercise price. Accordingly, these warrants were retroactively reclassified as liabilities at January 1, 2009, resulting in a decrease in paid in capital of $976,000, an increase in retained earnings of $494,000, and the recognition of a liability of $482,000. The liability has been adjusted to fair value as of March 31, 2010 and 2009, resulting in a decrease in the liability and an increase in other income of $84,519 for the three months ended March 31, 2010, and an increase in the liability and a decrease in other income of $1,066,494 for the three months ended March 31, 2009.

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant liabilities. Key assumptions used to apply these models are as follows:

	March 31, 2010	March 31, 2009
Expected term	3.18 years	4.18 years
Volatility	108%	114%
Risk-free interest rate	1.375%	1.75%
Dividend yield	0%	0%

NOTE 6 INCOME TAX

Pre-tax income for the three months ended March 31 2010 and 2009 was taxable in the following jurisdictions:

	2010	2009
PRC	$1,322,600	$1,938,897
Others	542,628	(1,105,562)
	$1,865,228	$833,335

The Company’s operating subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (“the Income Tax Laws”).

In 2010 and 2009, Goldenway’s income tax rate was 25%.

New-Tailun and Catch-Luck were approved as wholly foreign-owned enterprises in 2006 and, for 2010 and 2009, are entitled to a 50% reduction to the income tax rate of 25%. Therefore these two subsidiaries are taxed at 12.5%.

In 2010 and 2009, LA GO GO’s income tax rate was 25%.

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three months ended March 31, 2010 and 2009:

	2010	2009
PRC Statutory Rate	25.0%	25.0%
Income tax exemption	(3.1)	(14.2)
Other	(4.4)	4.1
Effective income tax rate	17.5%	14.9%

Income tax expense for the three months ended March 31, 2010 and 2009 is as follows:

	2010	2009

Current	$304,204	$192,877
Deferred	(73,352)	96,194
Income tax expense	$230,852	$289,071

NOTE 7 EARNINGS PER SHARE

The following demonstrates the calculation for earnings per share for the three months ended March 31:

	2010	2009
Net income attributable to the Company	$1,575,675	$555,862

Weighted average number of common stock shares – Basic	14,720,425	13,531,225
Effect of dilutive securities:
Warrants	114,772
Weighted average number of common stock shares – Diluted	14,835,197	13,531,225

Earnings per share – basic	$0.11	$0.04
Earnings per share – diluted	$0.11	$0.04

Included in basic earnings per share at March 31, 2010 are 1,153,846 shares that were issued in May 2010 in conjunction with the Company's 2006 acquisition of Catch-Luck. The shares were issued as a result of Catch-Luck's achievement of earnings targets in 2009.

As of March 31, 2010, the Company included 913,182 warrants outstanding in diluted earnings per share because the average trading price of $3.96 exceeded the exercise price of $3.20 for the three months ended March 31, 2010, making these warrants dilutive. As of March 31, 2009, the Company excluded the 913,182 warrants outstanding from diluted earnings per share because the exercise price of $3.20 exceeded the average trading price of $1.88 for the three months ended March 31, 2009, making these warrant anti-dilutive.

NOTE 8 STOCKHOLDERS’ EQUITY

On January 22, 2010, the Company issued 6,634 shares of common stock to the Company’s three independent directors as compensation for their services in the third and fourth quarters of 2009. The shares were valued at $2.84 per share, which was the average market price of the common stock for the five days before the grant date.

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

Purchases from and Sub-contracts with Related Parties

For the three months ended March 31, 2010 and 2009, the Company purchased raw materials of $339,234 and $253,645, respectively, from Nanjing Knitting.

In addition, the Company sub-contracted certain manufacturing work to related companies totaling $1,197,775 and $226,651 for the three months ended March 31, 2010 and 2009, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the three months ended March 31, 2010 and 2009 are as follows:

	2010	2009
Nanjing High-Tech	$46,498	$74,580

Nanjing Ever-Kyowa	288,745	152,071

Jiangsu Ever-Glory	33,576

Ever-Glory Vietnam	504,760

Ever-Glory Cambodia	324,196
Total	$1,197,775	$226,651

Accounts Receivable – Related Parties

Accounts receivable from related parties were nil and $73,900 for products sold and sub-contracting services provided for the three months ended March 31, 2010 and 2009.

Accounts Payable – Related Parties

The Company purchases raw materials from and subcontracts some of its production to related parties. Accounts payable to related parties are as follows:
	2010	2009

Nanjing Knitting	$255,551	$153,660
Nanjing Ever-Kyowa	420,528	335,546
Total	$676,079	$489,206

Other Payables – Related Parties

In February, July and August 2009, LA GO GO borrowed $293,400 (RMB 2 million) from Shanghai La Chapelle Garment and Accessories Company Limited (“Shanghai La Chapelle”) for operations. This loan is interest free and due on demand. Management expects to repay this loan in cash from operations in 2010.

Amounts Due From Related Party

Jiangsu Ever-Glory International Group Corp., (“Jiangsu Ever-Glory”) is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by the Company’s Chief Executive Officer. Because of restrictions on its ability to directly import and export products, the Company utilizes Jiangsu Ever-Glory as its agent, to assist the Company with its import and export transactions and its international transportation projects. Import transactions primarily consist of purchases of raw materials and accessories designated by the Company’s customers for use in garment manufacture. Export transactions consist of the Company’s sales to foreign markets such as Japan, Europe and the United States. As the Company’s agent, Jiangsu Ever-Glory’s responsibilities include managing customs, inspection, transportation, insurance and collections on behalf of the Company. Jiangsu Ever-Glory also manages transactions denominated in currencies other than the Chinese RMB at rates of exchange agreed between the Company and Jiangsu Ever-Glory and based upon rates of exchange quoted by the People’s Bank of China. In return for these services, Jiangsu Ever-Glory charges the Company a fee of approximately 3% of export sales.  For import transactions, the Company may make advance payments, through Jiangsu Ever-Glory, for the raw material purchases, or Jiangsu Ever-Glory may make advance payments on the Company’s behalf. For export transactions, accounts receivable for export sales are remitted by the Company’s customers through Jiangsu Ever-Glory, who forwards the payments to the Company. The Company and Jiangsu Ever-Glory have agreed that balances from import and export transactions may be offset.  Amounts due to (from) Jiangsu Ever-Glory are typically settled within 60-90 days. Interest at 0.5% per month is charged on net amounts due at each month end when the amounts are outstanding more than 60 days. Interest income for the three months ended March 31, 2010 and 2009 was $66,419 and $102,579, respectively. Following is a summary of import and export transactions for the three months ended March 31, 2010:

	Accounts Receivable	Accounts Payable	Net
As of January 1, 2010	$15,745,543	$2,390,659	$13,354,884
Sales/Purchases	$15,696,889	$297,836
Payments Received/Made	$17,866,528	$1,107,518
As of March 31, 2010	$13,575,904	$1,580,977	$11,994,927

Approximately 42% of the receivable balance at March 31, 2010 was settled by May 13, 2010.

Loans from Related Party

As of March 31, 2010 and December 31, 2009 the Company owed $2,602,024 and $2,575,759, respectively to Blue Power Holdings Limited., a company controlled by the Company’s Chief Executive Officer. Interest is charged at 6% per annum on the amounts due. The loans are due between July 2010 and April 2011. For the three months ended March 31, 2010 and 2009, the Company incurred interest expense of $26,265 and $29,265, respectively. The accrued interest is included in the carrying amount of the loans in the accompanying balance sheets.

NOTE 10 CONCENTRATIONS AND RISKS

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Based on management’s assessment of the amount of probable credit losses, if any, in existing accounts receivable, management has concluded that no allowance for doubtful accounts is necessary at March 31, 2010 and December 31, 2009. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability.

For the three-month period ended March 31, 2010, the Company had two wholesale customers that represented approximately 22% and 11% of the Company’s revenues. For the three-month period ended March 31, 2009, the Company had two wholesale customers that represented approximately 37% and 10% of the Company’s revenues.

For the wholesale business, during the three months ended March 31, 2010 and 2009, one supplier represented 10% and 13% of the Company’s raw material purchases, in each period.

For the retail business, the Company did not rely on any raw material suppliers during the three months ended March 31 2010 while during the three months ended March 31 2009 the Company principally relied on three raw material suppliers as follows:

Supplier A	Supplier B	Supplier C
14%	12%	12%

For the wholesale business, during the three months ended March 31, 2010, the Company relied on two manufacturers for 19% and 10% of purchased finished goods, and during the three months ended March 31, 2009, the Company relied on one manufacturer for 22% of purchased finished goods. For the retail business, the Company did not rely on any supplier of purchased finished goods in excess of 10% of total purchases during 2010 and 2009.

The Company’s revenues for the three months ended March 31, 2010 and 2009 were earned in the following geographic areas:

	2010	2009
The People’s Republic of China	$7,505,237	$3,349,050
Germany	5,773,464	6,714,002
United Kingdom	3,709,221	3,273,036
France	3,191,889	948,490
Europe-Other	1,111,431	301,930
Japan	2,776,857	4,689,704
United States	2,071,447	1,231,610
Total	$26,139,546	$20,507,822

NOTE 11 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)  Wholesale segment

(b)  Retail segment

The Company also provides general corporate services to its segments and these costs are reported as "corporate and others”:

	Wholesale segment	Retail segment	Corporate and others	Total
March 31,2010
Segment profit or loss:
Net revenue	$19,382,599	$6,756,947	$-	$26,139,546
Income (loss) from operations	$1,921,241	$198,095	$(290,905)	$1,828,431
Interest income	$67,539	$569		$68,108
Interest expense	$89,781	$2,993	$26,265	$119,039
Depreciation and amortization	$247,264	$311,384		$558,648
Income tax expense	$181,935	$48,917		$230,852
Segment assets:
Additions to property and equipment	$146,635	$139,257		$285,892
Total assets	$68,560,299	$8,688,294	$50,086,819	$127,335,412

March 31,2009
Segment profit or loss:
Net revenue	$17,975,623	$2,532,199	$-	$20,507,822
Income (loss) from operations	$1,959,048	$(31,685)	$(9,804)	$1,917,559
Interest income	$103,228	$319	$-	$103,547
Interest expense	$94,385	$-	$29,265	$123,650
Depreciation and amortization	$250,876	$233,129	$-	$484,005
Income tax expense	$289,071	$-	$-	$289,071
Segment assets:
Additions to property and equipment	$52,725	$12,994	$-	$65,719
Total assets	$47,766,068	$4,364,528	$40,054,976	$92,185,572

The reconciliations of segment information to the Company’s consolidated totals were as follows:

	March 31,2010	March 31,2009
Total assets:
Total segments	$127,335,412	$92,185,572
Elimination of intersegment receivables	$(66,904,825)	$(43,955,040)
Total consolidated	$60,430,587	$48,230,532

NOTE 12 SUBSEQUENT EVENTS

On April 2, 2010, Goldenway entered into equity transfer agreements to sell its 10% equity interest in Shanghai La Chapelle to two third parties for a total of approximately RMB 12 million (US $1.8 million). The proceeds are to be received in May 2010.

On April 23, 2010, Ever-Glory Apparel entered into an equity transfer agreement to acquire an additional 40%  equity interest in LA GO GO from Shanghai La Chapelle for approximately RMB6 million (US $0.9 million). The payment is to be made by May 23, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2010 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Wholesale Business

We conduct our original design manufacturing (“ODM”) operations through four wholly-owned subsidiaries which are located in the Nanjing Jiangning Economic and Technological Development Zone and Shang Fang Town in the Jiangning District in Nanjing, China: Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”), Goldenway Nanjing Garments Company Limited (“Goldenway”), Nanjing New-Tailun Garments Company Limited (“New Tailun”), and Nanjing Catch-Luck Garments Co., Ltd. (“Catch-Luck”).

Retail Business

We conduct our retail operations through Shanghai LA GO GO Fashion Company Limited (“LA GO GO”), a wholly owned subsidiary of Ever-Glory Apparel. The business objective of the joint venture is to establish a leading brand of ladies’ garments and to build a retail and wholesale distribution channel for the mainland Chinese market.

Business Objectives

Wholesale Business

We believe the enduring strength of our wholesale business is due mainly to our consistent emphasis on innovative and distinctive product designs that stand for exceptional styling and quality. We maintain long-term, satisfactory relationships with a portfolio of well-known, mid-class global brands, and a strong and experienced management team.

The primary business objective for our wholesale segment is to expand our portfolio into higher class brands, expand our customer base and improve margins. Opportunities and continued investment initiatives include:

•·	Expand our global sourcing network;
•	Invest in our overseas low-cost manufacturing base (outside of mainland China);
•	Focus on value and continue our average selling price uptrend;
•	Emphasize product design and new technology utilization; and
•	Seek strategic acquisitions of international distributors that could enhance global sales and our distribution network

Retail Business

The business objective for our retail segment is to further a leading brand of women’s apparel and to build a nationwide retail distribution channel in China. As of March 31, 2010, we have 195 stores including 13 new stores in 2010. We expect to open additional 80-100 stores in 2010. Opportunities and continued investment initiatives include:

•	Build the LA GO GO brand to become a major Chinese mid-end mass market in women's wear;
•	Expand the LA GO GO retail network;
•	Improve the LA GO GO retail store efficiency and increase same store sales
•	Strengthen the LA GO GO brand promotion; and
•	Launch LA GO GO flagship stores in Tier-1 Cities and increase penetration and coverage in Tier-2 and Tier-3 Cities
•
Become a multi-brand operator, seek opportunities for long-term cooperation with reputable international brands to expand our retail business, and facilitate the entry of international brands into the PRC retail market;

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

Global Economic Uncertainty

Our business is dependent on consumer demand for our products. We believe that the significant uncertainty in the global economy and a slowdown in the U.S. and EU economy have increased our clients’ sensitivity to the cost of our products. We have experienced continued pricing pressure this year. If the global economic environment continues to be weak, these worsening economic conditions could have a negative impact on our sales growth and operating margins in our wholesale segment in 2010.

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

Estimates and Assumptions

In preparing our consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates in 2010 and 2009 include the assumptions used to value warrant and the estimates of the allowance for deferred tax assets.

Subsequent Events

On April 2, 2010, Goldenway entered into Equity Transfer Agreements with each of Mr. Jiaxing Xing and Shanghai Hexia Investment Co., Ltd, respectively (“Goldenway Equity Transfer Agreements”).  Pursuant to the Goldenway Equity Transfer Agreements, Goldenway agreed to transfer  five percent of its  equity interest in Shanghai La Chapelle Garment and Accessories Company Limited (“Shanghai La Chapelle”) to each of Mr. Jiaxing Xing and Shanghai Hexia Investment Co., Ltd, respectively.  Pursuant to the Goldenway Equity Transfer Agreements, Goldenway will receive an aggregate of RMB 12 million (US $1.8 million) in cash from Mr. Jiaxing Xing and Shanghai Hexia Investment Co., Ltd. We expect to receive the payment in May 2010.

On April 23, 2010, Ever-Glory Apparel entered into an Equity Transfer Agreement with Shanghai La Chapelle (“La Chapelle Equity Transfer Agreement”).  Pursuant to the La Chapelle Equity Transfer Agreement, Shanghai La Chapelle agreed to transfer its forty percent (40%) equity interest in Shanghai La Go Go Fashion Company Limited to Ever-Glory Apparel.  Pursuant to the La Chapelle Equity Transfer Agreement, Ever-Glory Apparel will pay a total of RMB6 million (approximately US$0.9 million) in cash to La Chapelle, all of which is payable within thirty (30) days from the execution of the La Chapelle Equity Transfer Agreement. We expect to make the payment by May 23, 2010.

As a result of the Goldenway Equity Transfer Agreements and the La Chapelle Equity Transfer Agreement, LA GO GO will be 100% owned by Ever-Glory Apparel.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2010 and 2009. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three months ended March 31,
	2010		2009
	(in U.S. Dollars, except for percentages)
Sales	$26,139,546	100.0%	$20,507,822	100.0%
Gross Profit	5,429,022	20.8%	4,714,155	23.0%
Operating Expense	3,600,591	13.8%	2,796,596	13.6%
Income From Operations	1,828,431	7.0%	1,917,559	9.4%
Other Income (Expenses)	36,797	0.1%	(1,084,224)	-5.3%
Income tax expenses	230,852	0.9%	289,071	1.4%
Net Income	$1,634,376	6.3%	$544,264	2.7%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended March 31, 2010 and 2009.

	2010	% of total sales	2009	% of total sales	Growth in 2010 compared with 2009
Wholesales business
The People’s Republic of China	$748,290	2.9%	$816,851	4.0%	(8.4)%
Germany	5,773,464	22.1	6,714,001	32.7	(14.0)
United Kingdom	3,709,221	14.2	3,273,036	16.0	13.3
France	3,191,889	12.2	948,490	4.6	236.5
Europe-Other	1,111,431	4.3	301,931	1.5	268.1
Japan	2,776,857	10.6	4,689,704	22.9	(40.8)
United States	2,071,447	7.9	1,231,610	6.0	68.2
Total wholesales business	19,382,599	74.2	17,975,623	87.7	7.8
Retail business	6,756,947	25.8	2,532,199	12.3	166.8
Total	$26,139,546	100.0%	$20,507,822	100.0%	27.5%

We generate revenues primarily from our wholesale business mainly from international markets. We also generate revenues from our retail business from Chinese domestic markets focusing on our own brand, LA GO GO.

Sales for the three months ended March 31, 2010 were $26,139,546, an increase of 27.5% from the three months ended March 31, 2009. The increase in our sales was primarily attributable to the increased sales in our retail business

Sales generated from our wholesales business contributed 74.2% or $19.4 million of our total sales for the three months ended March 31, 2010, an increase of 7.8% compared to $18.0 million in the three months ended March 31, 2009. The increase in our wholesales business was primarily attributable to:

•	Increased sales orders from one customer in the United Kingdom

•	Increased sales orders from one customer in France

•	Increased sales orders from one customer in the United States

Sales growth was partially offset by:

•	Decreased sales orders from one customer in Germany

•	Decreased CMT (“Cutting, Making and Trim”) orders from customers in Japan

Sales generated from our retail business contributed 25.8% or $6.8 million of our total sales for the three months ended March 31, 2010, compared to $2.5 million in the three months ended March 31, 2009. In the first three months of 2010 we opened 13 new LA GO GO stores. As of March 31, 2010, we had 195 LA GO GO retail stores.

Costs and Expenses

 Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended March 31, 2010 and 2009.

	Three months ended March 31,				Growth(Decrease)
	2010		2009		in 2010 compared
	(in U.S. dollars, except for percentages)				with 2009
Net Sales for Wholesale Sales	$19,382,599	100.0%	$17,975,623	100.0%	7.8%
Raw Materials	9,349,545	48.2	7,163,583	39.9	30.5
Labor	734,993	3.8	630,264	3.5	16.6
Outsourced Manufacturing Costs	5,504,504	28.4	6,129,790	34.1	(10.2)
Other and Overhead	190,455	1.0	173,343	1.0	9.9
Total Cost of Sales for Wholesale	15,779,497	81.4	14,096,980	78.4	11.9
Gross Profit for Wholesale	3,603,102	18.6	3,878,643	21.6	(7.1)
Net Sales for Retail	6,756,947	100.0	2,532,199	100.0	166.8
Production Costs	2,006,301	29.7	639,918	25.3	213.5
Rent	2,924,726	43.3	1,056,769	41.7	176.8
Total Cost of Sales for Retail	4,931,027	73.0	1,696,687	67.0	190.6
Gross Profit for Retail	1,825,920	27.0	835,512	33.0	118.5
Total Cost of Sales	20,710,524	79.2	15,793,667	77.0	31.1
Gross Profit	$5,429,022	20.8%	$4,714,155	23.0%	15.2%

Raw materials cost for our wholesale business were 48.2% of our total sales in the three months ended March 31, 2010, and increased 30.5% compared to the three months ended March 31, 2009. The increase was mainly due to increased raw material prices.

Labor costs for our wholesale business were 3.8% of our total sales in the three months ended March 31, 2010, and increased 16.6% compared to the three months ended March 31, 2009. The increase was mainly due to increased salaries for workers.

Outsourced manufacturing costs for our wholesale business were 28.4% of our total sales in the three months ended March 31, 2010, and decreased by 10.2% compared to the three months ended March 31, 2009. This decrease was primarily attributable to the outsourced orders of approximately $2.7 million to our related factories in Vietnam and Cambodia, for lower manufacturing costs.

Overhead and other expenses for our wholesale business were 1.0% of our total sales in the three months ended March 31, 2010, a  slight increase compared to the three months ended March 31, 2009.

Gross profit in our wholesale business for the three months ended March 31, 2010 was $3.6 million, a decrease of 7.1% compared to the three months ended March 31,2009. Gross margin was 18.6% for our wholesale business for the three months ended March 31,2010, a decrease of 3.0% compared to 21.6% for the three months ended March 31,2009. The decrease in our gross margin was primarily due to increased raw material prices.

Production costs for our retail business were $2.0 million or 29.7% of our total retail sales during the three months ended March 31, 2010 versus $0.64 million or 25.3% during the three months ended March 31, 2009. As a percentage of total retail sales the increase was due to reduced sales prices for increasing sales volume. Rent costs for our retail business were $2.9 million or 43.3% of our total retail sales during the three months ended March 31, 2010 versus $1.1 million or 41.7% during the three months ended March 31, 2009.The increase in rent costs resulted from the increase in the number of stores.

Gross profit in our retail business for the three months ended March 31, 2010 was $1.8 million and gross margin was 27.0%.  Gross profit in our retail business for the three months ended March 31, 2009 was $0.8 million and gross margin was 33.0%.

Total cost of sales for the three months ended March 31, 2010 was $20.7 million, an increase of 31.1% compared to the three months ended March 31, 2009. As a percentage of total sales, our cost of sales increased to 79.2% of total sales for the three months ended March 31, 2010, compared to 77.0% of total sales for the three months ended March 31, 2009. Consequently, gross margins decreased to 20.8% for the three months ended March 31, 2010 from 23.0% for the three months ended March 31, 2009.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. For our wholesale business, purchases from our five largest suppliers represented approximately 23.3% and 33.2% of raw materials purchases for the three months ended March 31, 2010 and 2009, respectively. One supplier provided 10.0% and 12.7% of our raw materials purchases for the three months ended March 31, 2010 and 2009. For our retail business, purchases from our five largest suppliers represented approximately 17.0% and 53.0% of raw materials purchases for the three months ended March 31, 2010 and 2009. No supplier provided more than 10% of our total purchases for the three months ended March 31, 2010. Three suppliers provided 13.6%, 12.2% and 11.7% of our total purchases for the three months ended March 31, 2009. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

We also purchase finished goods from contract manufacturers. For our wholesale business, purchases from our five largest contract manufacturers represented approximately 45.5% and 44.8% of finished goods purchases for the three months ended March 31, 2010 and 2009, respectively. Two contract manufacturers provided approximately 18.6% and 10.0% of our finished goods purchases for the three months ended March 31, 2010. One contract manufacturer provided approximately 21.6% of our finished goods purchases for the three months ended March 31, 2009. For our retail business, our five largest contract manufacturers represented approximately 35.8% and 40.5% of finished goods purchases for the three months ended March 31, 2010 and 2009, respectively. No single contract manufacturer provided more than 10% of our finished goods purchases for the three months ended March 31, 2010 and 2009. We have not experienced difficulty in obtaining finished products from our contract manufacturers and we believe we maintain good relationships with our contract manufacturers.

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

Costs of our distribution network that are excluded from costs of sales consist of local transportation and unloading charges, and product inspection charges. Accordingly our gross profit amounts may not be comparable to those of other entities who may included these amounts in costs of sales.

	For the three months ended March 31,
	2010		2009		Increase (Decrease) %
	(in U.S. Dollars, except for percentages)
Gross Profit	$5,429,022	20.8%	$4,714,155	23.0%	15,2%
Operating Expenses:
Selling Expenses	1,689,173	6.5	940,474	4.6	79.6%
General and Administrative Expenses	1,911,418	7.3	1,856,122	9.1	3.0%
Total	3,600,591	13.8	2,796,596	13.6	28.7%
Income from Operations	$1,828,431	7.0%	$1,917,559	9.4%	(4.6)%

Selling expenses were $1.7 million in the three months ended March 31, 2010, an increase of 79.6% or $0.7 million compared to the three months ended March 31, 2009. The increase was attributable to an increase in salaries and total number of retail staff, as well as the increased decoration and marketing expenses associated with the promotion of LA GO GO..

General and administrative expenses were $1.9 million in the three months ended March 31, 2010, an increase of 3.0% compared to the three months ended March 31, 2009. As a percentage of total sales, general and administrative expenses decreased to 7.3% of total sales for the three months ended March 31, 2010, compared to 9.1% of total sales for the three months ended March 31, 2009. The decrease was due to better control over these expenses.

Income from Operations

Income from operations decreased 4.6% to $1.8 million for the three months ended March 31, 2010 from $1.9 million in three months ended March 31, 2009.

Interest Expense

Interest expense was $119,039 for the three months ended March 31, 2010, a slight decrease compared to the same period of 2009.

Change in fair value of derivitive liability

Change in fair value of derivitive liability was $84,519 and ($1,066,494) for the three months ended March 31, 2010 and 2009, respectively, and was calculated based on the Black-Scholes pricing model.

Income Tax Expenses

Income tax expense for the three months ended March 31, 2010 was $230,852, a decrease of 20.1% compared to the same period of 2009.

Our PRC subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (“the Income Tax Laws”). Each of our consolidating entities files its own separate tax return.

Below is a summary of the income tax rate for each of our PRC subsidiaries in 2010 and 2009

	Goldenway	New-Tailun	Catch-Luck	LA GO GO	Ever-Glory Apparel
2010	25.0%	12.5%	12.5%	25.0%	25.0%
2009	25.0%	12.5%	12.5%	25.0%	25.0%

Perfect Dream was incorporated in the British Virgin Islands on July 1, 2004, and has no income tax.

Ever-Glory HK was incorporated in Samoa on September 15, 2009, and has no income tax.

Ever-Glory International Group Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes through March 31, 2010. The net operating loss carry forwards for United States income taxes may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2030. Management believes that the realization of the benefits from these losses is uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we have provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero.

Net Income

Net income for the three months ended March 31, 2010 was $1,634,376, an increase of 200.3% compared to the same period of 2009. Our diluted earnings per share were $0.11 and $0.04 for the three months ended March 31, 2010 and 2009, respectively.

Noncontrolling Interest

On January 9, 2008, Goldenway entered into an Agreement with La Chapelle to form a joint venture to develop, promote and market a new line of women’s wear in China. Goldenway agreed to initially invest RMB 6 Million (approximately $826,200) in cash, and La Chapelle agreed to invest RMB 4 Million (approximately $553,040) in cash, for a 60% and 40% interest in the joint venture, respectively. The joint venture is included in the Company’s consolidated financial statements from 2008, and the 40% interest held by La Chapelle is classified as a noncontrolling interest. As of March 31, 2010, the noncontrolling interest was $724,267. On April 23, 2010, Ever-Glory Apparel executed an agreement to acquire the noncontrolling interest in LA GO GO from Shanghai La Chapelle for approximately RMB6 million (US $0.9 million), which is expected to be paid on May 23,2010.

Summary of Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2010 was $5,220,418 compared with net cash provided by operating activities of $2,394,269 during the three months ended March 31, 2009. This increase was mainly attributable to decreased amounts due from Jiangsu Ever-Glory and inventories, offset by increased accounts receivable as we allow longer collection periods for our long-term customers with good payment track records, and decreased accounts payable as we shorten payment periods for suppliers.

Net cash used in investing activities was $285,892 for the three months ended March 31, 2010, compared with $61,941 during the three months ended March 31, 2009. The increase was mainly due to increased equipment purchases.

Net cash used in financing activities was $439,950 for the three months ended March 31, 2010, compared with cash provided by financing activities of $58,604 during the three months ended March 31, 2009. During the first three months of 2010 we repaid $3,196,970 of bank loans and received bank loan proceeds of $2,757,020.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of $8,052,322, other current assets of $35,854,526 and current liabilities of $24,979,337. We presently finance our operations primarily from cash flows from operations and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs.

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

On July 31, 2008, Goldenway entered into credit agreements with a PRC Bank which allow the Company to borrow up to $7.3 million (RMB50million) for a 24 month period. Bank loans are secured by our facilities and are used to fund daily operations. As of March 31, 2010, we had borrowed approximately $5.9 million which matures in May and June 2010, at an interest rate of 5.35% per annum. The maturity of these borrowings can be extended at our option.

On June 30, 2009, HSBC approved a revolving credit facility of $2.5 million to Perfect-Dream. To date nothing has been drawn down on this line of credit.

On July 3, 2009, Ever-Glory Apparel entered into a one-year line of credit agreement for approximately $5.9 million (RMB40 million) with Bank of Nanjing Co. Ltd.. On March 11, 2010, Ever-Glory Apparel entered into a new one-year line of credit agreement for approximately $7.3 million (RMB50 million) with Bank of Nanjing Co. Ltd.. The loan is guaranteed by Jiangsu Ever-Glory and Goldenway. To date nothing has been drawn down on this line of credit.

Loans from related party

As of March 31, 2010, the amount owing to Blue Power was $2,602,024. Interest accrued on the loan to Blue power totaled $26,265 for the three months ended March 31, 2010.

Capital Commitments

We have a continuing program for the purpose of improving our manufacturing facilities and extending our LA GO GO stores. We anticipate that cash flows from operations and borrowings from banks will be used to pay for these capital commitments.

Uses of Liquidity

Our cash requirements through the end of 2010 will be primarily to fund daily operations and the growth of our business.

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

As of March 31, 2010, we had access to $17.1 million in lines of credit, of which $11.2 million was unused and is currently available. These credit facilities do not include any covenants.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004 the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of March 31, 2010, the market foreign exchange rate had increased to 6.82 RMB to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future, and will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel and LA GO GO (whose functional currency is the RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expense items are translated at the average exchange rate for the period. All exchange differences are recorded within equity. The foreign currency translation  gain (loss) for the three months ended March 31, 2010 and 2009 was $34,133 and ($44,208), respectively.

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

Interest Rates: Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. On March 31, 2010, we had approximately $8,052,322 in cash and cash equivalents. A hypothetical 5% increase or decrease in either short term or long term interest rates would not have any material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates: We pay our suppliers and employees in Chinese RMB, however, we sell to customers in the U.S., Japan and Europe and we generate sales in U.S. Dollars, Euros and British Pounds. Accordingly, our business has substantial exposure to changes in exchange rates between and among the Chinese RMB, the U.S. Dollar, the Euro and the British Pound. In the last decade, the RMB has been pegged at 8.2765 RMB to one U.S. Dollar. On July 21, 2005 it was revalued to 8.11 per U.S. Dollar. Following the removal of the peg to the U.S. Dollar and pressure from the United States, the People’s Bank of China also announced that the RMB would be pegged to a basket of foreign currencies, rather than being strictly tied to the U.S. Dollar, and would be allowed to float trade within a narrow 0.3% daily band against this basket of currencies. The PRC government has stated that the basket is dominated by the U.S. Dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British Pound, Thai Baht, Russian Ruble, Australian Dollar, Canadian Dollar and Singapore Dollar. There can be no assurance that the relationship between the RMB and these currencies will remain stable over time, especially in light of the significant political pressure on the Chinese government to permit the free flotation of the RMB, which could result in greater and more frequent fluctuations in the exchange rate between the RMB, the U.S. Dollar and the Euro. On March 31, 2010, the exchange rate between the RMB and U.S. Dollar was 6.82RMB to one U.S. Dollar. For additional discussion regarding our foreign currency risk, see the section titled Risk Factors in the Annual Report on Form 10-K for fiscal year ended on December 31, 2009. Fluctuation in the value of Chinese RMB relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.

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

As of March 31, 2010, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that as a result of the material weaknesses in internal control over financial reporting discussed in item 9A(T) of our annual report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Remediation Measures for Material Weaknesses

As stated in our 2009 Form 10-K, our management concluded that, based on the assessment of our principal executive officer and principal financial officer, our internal controls over financial reporting were not effective as of December 31, 2009.

We are in the process of taking remedial measures to address the material weaknesses identified in our 2009 Form 10-K.  In April 2010 we appointed a new independent director who serves as the Audit Committee Chairman, and who together with the other members of the Audit Committee, oversaw the preparation of the financial statements included in Item 1 of this quarterly report on Form 10-Q.  We also reorganized our accounting department and we now have a dedicated internal control department headed by a full-time internal control manager. Management believes the measures described above improved our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) with respect to the preparation of the financial statements for the quarter ended March 31, 2010. We will continue to develop and implement our remediation plan to address the material weaknesses identified in the 2009 Form 10-K.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no material changes in the information provided in Item 1A of Form 10-K Annual Report for the year ended December 31, 2009 filed with the SEC on March 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2010	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yan Guo
Yan Guo
Chief Financial Officer
(Principal Financial and Accounting Officer)