Form 10-Q
period 2010-06-30
Ever-Glory International Group, Inc.
filed 2010-08-12
CIK 943184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number:  0-28806

Ever-Glory International Group Inc.
(Exact name of registrant as specified in its charter)

Florida	65-0420146
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ever-Glory Commercial Center,
509 Chengxin Road, Jiangning Development Zone,
Nanjing, Jiangsu Province,
People’s Republic of China
(Address of principal executive offices)

(8625) 5209-6875
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
Yes ☒   No☐

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
Yes  ☐  No ☒
As of August 10, 2010, 14,750,783 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

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

PART I.  FINANCIAL INFORMATION
ITEM 1. Financial Statements

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

	2010	2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,758,558	$3,555,745
Accounts receivable	16,901,728	12,751,579
Inventories	13,078,394	12,419,622
Value added tax receivable	1,239,365	730,724
Other receivables and prepaid expenses	2,589,129	601,842
Advances on inventory purchases	880,224	443,331
Amounts due from related party	5,462,222	13,354,884
Total Current Assets	44,909,620	43,857,727

LAND USE RIGHT, NET	2,767,114	2,788,731
PROPERTY AND EQUIPMENT, NET	12,197,353	12,540,856
INVESTMENT, AT COST	-	1,467,000
TOTAL ASSETS	$59,874,087	$60,654,314

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Bank loans	$2,440,040	$7,305,660
Loans from related party	1,970,575	2,575,759
Accounts payable	14,567,548	13,241,962
Accounts payable and other payables - related parties	522,030	782,606
Advances from customers	174,676	-
Other payables and accrued liabilities	2,908,917	2,287,356
Value added and other taxes payable	932,163	186,895
Income tax payable	102,480	3,745
Deferred tax liabilities	690,627	421,899
Total Current Liabilities	24,309,056	26,805,882

LONG-TERM LIABILITIES
Derivative liability	1,556,637	1,627,839
Total Long-term Liabilities	1,556,637	1,627,839
TOTAL LIABILITIES	25,865,693	28,433,721

COMMITMENTS AND CONTINGENCIES
EQUITY
Stockholders' equity of the Company:
Preferred stock ($.001 par value, authorized 5,000,000 shares, no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares, 14,748,285 and 13,560,240 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively)	14,748	13,560
Additional paid-in capital	3,518,619	3,615,357
Retained earnings	22,782,694	20,406,245
Statutory reserve	3,585,448	3,585,448
Accumulated other comprehensive income	4,106,885	3,934,437
Total Stockholders' Equity of the Company	34,008,394	31,555,047
Noncontrolling interest	-	665,546
Total Equity	34,008,394	32,220,593
TOTAL LIABILITIES AND EQUITY	$59,874,087	$60,654,314

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

NET SALES
Related parties	$-	$9,351	$-	$9,351
Third parties	23,102,498	21,116,143	49,242,044	41,623,965
Total net sales	23,102,498	21,125,494	49,242,044	41,633,316

COST OF SALES
Related parties	-	9,013	-	9,013
Third parties	18,594,515	16,608,920	39,305,039	32,402,587
Total cost of sales	18,594,515	16,617,933	39,305,039	32,411,600

GROSS PROFIT	4,507,983	4,507,561	9,937,005	9,221,716

OPERATING EXPENSES
Selling expenses	2,059,712	865,341	3,748,885	1,805,815
General and administrative expenses	1,747,882	2,289,282	3,659,300	4,145,404
Total Operating Expenses	3,807,594	3,154,623	7,408,185	5,951,219

INCOME FROM OPERATIONS	700,389	1,352,938	2,528,820	3,270,497

OTHER INCOME (EXPENSES)
Interest income	25,639	161,481	93,747	265,028
Interest expense	(113,781)	(115,234)	(232,820)	(238,884)
Change in fair value of derivative liability	(13,317)	484,702	71,202	(581,792)
Other income	29,583	42,610	32,792	44,983
Gain on sale of investment	346,188	-	346,188	-
Total Other Income (Expenses)	274,312	573,559	311,109	(510,665)

INCOME BEFORE INCOME TAX EXPENSE	974,701	1,926,497	2,839,929	2,759,832

INCOME TAX EXPENSE	(173,928)	(272,656)	(404,780)	(561,727)

NET INCOME	800,773	1,653,841	2,435,149	2,198,105

ADD(LESS): NET LOSS(INCOME) ATTRIBUTABLE TO THE NONCONTROLING INTEREST	-	5,861	(58,701)	17,459

NET INCOME ATTRIBUTABLE TO THE COMPANY	$800,773	$1,659,702	$2,376,448	$2,215,564

NET INCOME	$800,773	$1,653,841	$2,435,149	$2,198,105

Foreign currency translation gain (loss)	138,315	(39,103)	172,448	(83,311)
COMPREHENSIVE INCOME	939,088	1,614,738	2,607,597	2,114,794

COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO THE NONCONTROLING INTEREST	-	3,109	(58,721)	15,501

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$939,088	$1,617,847	$2,548,876	$2,130,295

EARNINGS PER SHARE
Attributable to the Company's common stockholders
Basic	$0.05	$0.12	$0.16	$0.16
Diluted	$0.05	$0.12	$0.16	$0.16
Weighted average number of shares outstanding
Basic	14,729,807	13,548,498	14,725,142	13,539,909
Diluted	14,729,807	13,548,498	14,852,791	13,539,909

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,435,149	$2,198,105
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,111,878	987,141
Change in fair value of derivative liability	(71,202)	581,792
Deferred income tax	265,895	152,868
Interest on loans from related party	44,848	58,529
Stock issued for services	71,699	-
Stock-based compensation	18,828	-
Gain on sale of investment	(346,188)	-
Changes in operating assets and liabilities
Accounts receivable	(4,088,471)	(5,718,775)
Inventories	(605,459)	819,734
Value added tax receivable	(503,558)	(241,441)
Other receivables and prepaid expenses	(163,518)	(467,251)
Advances on inventory purchases	(433,278)	(33,835)
Amounts due from related party	6,827,465	1,391,643
Accounts payable	1,299,914	2,519,292
Accounts payable and other payables- related parties	816,923	178,745
Other payables and accrued liabilities	(122,437)	263,858
Value added and other taxes payable	741,420	337,762
Income tax payable	98,310	(44,974)
Net cash provided by operating activities	7,398,218	2,983,193

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(714,859)	(122,879)
Proceeds from sale of property and equipment	29,028	6,810
Net cash used in investing activities	(685,831)	(116,069)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	7,125,584	6,595,650
Repayment of bank loans	(11,999,242)	(9,908,132)
Repayment of loans from related party	(650,030)	-
Net cash used in financing activities	(5,523,688)	(3,312,482)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	14,114	(6,136)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,202,813	(451,494)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,555,745	1,445,363

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,758,558	$993,869

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$187,972	$180,355
Income taxes	$26,197	$436,106

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Other receivable arising on sale of investment	$1,813,088	-
Other payable for acquisition of noncontrolling interest	$906,544	-

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 (UNAUDITED)

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Ever-Glory International Group, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009, the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

In April, 2010, Goldenway sold its 10% equity interest in Shanghai La Chapelle Garment and Accessories Company Limited (“La Chapelle”) to two unrelated third parties for approximately RMB12 million (US$1.8 million) and recorded a gain on the sale of approximately RMB2 million(US$300,000).

Also in April , 2010, Ever-Glory Apparel Inc. acquired 100% of the noncontrolling interest in LA GO GO from La Chapelle for approximately RMB6 million ( US$900,000) which in accordance with ASC 810-10-45-23, was allocated to the reduction of the noncontrolling interest balance of approximately US$0.7 million and additional paid in capital of approximately US$0.2 million.

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

JUNE 30, 2010 (UNAUDITED)

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

At June 30, 2010, the Company’s financial assets consist of cash placed with financial institutions management considers to be of a high quality, which management considers to be a Level 1 measurement.

The Company also applies ASC 825-10 “Financial Instruments”, previously SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings. As of June 30, 2010, the Company did not elect such option for its financial instruments and liabilities.

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

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 (UNAUDITED)

NOTE 3 INVENTORIES

Inventories at June 30, 2010 and December 31, 2009 consisted of the following:

	2010	2009
Raw materials	$1,142,492	$735,891
Work-in-progress	6,369,576	6,212,767
Finished goods	5,680,823	5,529,726
	13,192,891	12,478,384
Less: allowance for obsolete inventories	(114,497)	(58,762)
Total inventories	$13,078,394	$12,419,622

NOTE 4 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short term bank loans consisted of the following at June 30, 2010 and December 31, 2009:

	2010	2009
Bank loan, interest rate at 0.2610% per month, due September 2010	$260,000
Bank loan, interest rate at 0.4050% per month, due September 2010	265,140
Bank loan, interest rate at 0.4455% per month, due November 2010	1,178,400
Bank loan, interest rate at 0.4425% per month, due December 2010	736,500	$733,500
Bank loan, interest rate at 0.44583% per month, paid in full, May 2010		3,374,100
Bank loan, interest rate at 0.44583% per month, paid in full, January 2010		1,467,000
Bank loan, interest rate at 0.44583% per month, paid in full, March 2010		1,026,900
Bank loan, interest rate at 0.4455% per month, paid in full, March 2010		440,100
Bank loan, interest rate at 0.4050% per month,paid in full, March 2010		264,060
Total bank loans	$2,440,040	$7,305,660

On July 31, 2008, Goldenway entered into a two-year revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.3 million (RMB50million). As of June 30, 2010, we repaid all loans under this agreement. On July 6, 2010, Goldenway entered into a new two-year revolving line of credit agreement with Nanjing Bank, which also allows the Company to borrow up to approximately $7.3 million (RMB50million). On July 29, 2010 we borrowed approximately $1.5 million under this agreement. These borrowings are guaranteed by Jiangsu Ever-Glory, an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These borrowings are also collateralized by the Company’s property and equipment.

On July 3, 2009, Ever-Glory Apparel entered into a one-year line of credit agreement for approximately $5.9 million (RMB40 million) with Nanjing Bank. All amounts borrowed have been repaid as of June 30, 2010. On March 11, 2010, Ever-Glory Apparel entered into a new one-year line of credit agreement for approximately $7.3 million (RMB50 million) with Nanjing Bank. The loan is guaranteed by Jiangsu Ever-Glory and Goldenway. As of June 30, 2010, $1.2 million of bank loans were outstanding under this agreement and approximately $6.1 million was unused and available.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 (UNAUDITED)

On June 29, 2010, Ever-Glory Apparel borrowed $260,000 from Bank of Communications which was guaranteed by Jiangsu Ever-Glory, Mr Kang and the approximately $330,000 accounts receivable from wholesale customers. The maturity date for this loan is September 27, 2010. If the Company receives a certain payment from customers before September 27,2010 the Company is to repay this loan at the same time the payment is received.

On December 7, 2009, Ever-Glory Apparel borrowed approximately $0.7 million (RMB5 million) from Bank of Jiangsu. The loan is due in December 2010, bears interest at 5.31% and is guaranteed by Jiangsu Ever-Glory.

Total interest expense on bank loans amounted to $95,198, $187,972, $85,970 and $180,355 for the three and six months ended June 30,2010 and 2009, respectively,

Note 5 DERIVATIVE WARRANT LIABILITY
(Included in ASC 815 “Derivatives and Hedging”, previously SFAS 133)

The Company has outstanding certain warrants that, in accordance with accounting guidance effective January 1,2009, require liability classification because of certain provisions that may result in an adjustment to their exercise price. Accordingly, these warrants were retroactively reclassified as liabilities at January 1, 2009, resulting in a decrease in paid in capital of $976,000, an increase in retained earnings of $494,000, and the recognition of a liability of $482,000. The liability has been adjusted to fair value as of June 30, 2010 and 2009, resulting in a (decrease) increase in the liability of ($13,317), $71,202, $484,702 and ($581,792) for the three and six months ended June 30, 2010 and 2009, respectively.

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant liabilities. Key assumptions used to apply these models are as follows:

	June 30, 2010	June 30, 2009
Expected term	2.93 years	3.94 years
Volatility	103%	115%
Risk-free interest rate	1.125%	2.625%
Dividend yield	0%	0%

NOTE 6 INCOME TAX

PRC Pre-tax income for the three and six months ended June 30 2010 and 2009 was taxable in the following jurisdictions.

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
PRC	$673,443	$1,452,153	$1,996,043	$3,391,050
Others	301,258	474,344	843,886	(631,218)
	$974,701	$1,926,497	$2,839,929	$2,759,832

The Company’s operating subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (“the Income Tax Laws”).

In 2010 and 2009, Goldenway’s income tax rate was 25%.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 (UNAUDITED)

New-Tailun and Catch-Luck were approved as wholly foreign-owned enterprises in 2006 and, for 2010 and 2009, are entitled to a 50% reduction to the income tax rate of 25%. Therefore these two subsidiaries are taxed at 12.5%.

In 2010 and 2009, Ever-Glory Apparel’s income tax rate was 25%.

In 2010 and 2009, LA GO GO’s income tax rate was 25%.

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three and six months ended June 30, 2010 and 2009, respectively:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
PRC statutory rate	25.0	25.0	25.0	25.0
Income tax exemption	(3.0)	(7.8)	(2.1)	(11.4)
Other	3.8	1.6	(2.6)	3.0
Effective income tax rate	25.8%	18.8%	20.3%	16.6%

Income tax expense for the three and six months ended June 30, 2010 and 2009 is as follows:

	For the three months ended June 30		For the six months ended June 30
	2010	2009	2010	2009
Current	$(168,152)	$216,047	$136,052	$329,032
Deferred	342,080	56,609	268,728	232,695
Income tax expense	$173,928	$272,656	$404,780	$561,727

NOTE 7 EARNINGS PER SHARE

Earnings per share is calculated as follows:

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 (UNAUDITED)

	For the three months ended June 30		For the six months ended June 30
	2010	2009	2010	2009
Net income attributable to the Company	$800,773	$1,659,702	$2,376,448	$2,215,564
Weighted average number of common stock – Basic	14,729,807	13,548,498	14,725,142	13,539,909
Effect of dilutive securities:
Warrants			127,649
Weighted average number of common stock – Diluted	14,729,807	13,548,498	14,852,791	13,539,909

Earnings per share - basic	$0.05	$0.12	$0.16	$0.16
Earnings per share -diluted	$0.05	$0.12	$0.16	$0.16

For the three months ended June 30, 2010, the Company excluded 913,182 warrants outstanding from diluted earnings per share because the exercise price of $3.20 exceeded the average trading price of $3.07, making these warrants anti-dilutive. For the six months ended June 30, 2010, the Company included 913,182 warrants outstanding in diluted earnings per share because the average trading price of $3.72 exceeded the exercise price of $3.20, making these warrants dilutive. For the three and six months ended June 30, 2009, the Company excluded 913,182 warrants outstanding from diluted earnings per share because the exercise price of $3.20 exceeded the average trading price of $2.19 and $2.08, respectively, making these warrants anti-dilutive.

NOTE 8 STOCKHOLDERS’ EQUITY

On January 5, 2010, the Company issued 6,634 shares of common stock to the Company’s three independent directors as compensation for their services in the third and fourth quarters of 2009. The shares were valued at $2.84 per share, which was the average market price of the common stock for the five days before the grant date.

On May 3, 2010, the Company issued 1,153,846 shares of restricted common stock to a related party as part of the consideration for the acquisition of Catch-Luck.

On June 1,2010, the Company issued 27,565 shares of restricted common stock to a third party as part of the consideration for the acquisition of Catch-Luck and New-Tailun.

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

JUNE 30, 2010 (UNAUDITED)

Sales and Cost of Sales to Related Parties

The Company sells products to Nanjing High-Tech Knitting & Weaving Technology Development Co., Ltd (“Nanjing Knitting”), a company controlled by Ever-Glory Hong Kong. Sales and related cost of sales in connection with Nanjing Knitting for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
Sales to Nanjing Knitting	$-	$9,351	$-	$9,351
Cost of Sales	$-	$9,013	$-	$9,013

Purchases of raw materials and sub contractor agreements with Related Parties

For the three and six months ended June 30 2010 and 2009, the Company purchased raw materials of $561,611, $900,845, $102,504, and $356,149, respectively, from Nanjing Knitting.

In addition, the Company sub-contracted certain manufacturing work to related parties totaling $543,126, $1,740,901, $677,007 and $903,658 for the three and six months ended June 30, 2010 and 2009, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Nanjing High-Tech	$1,302	$334,364	$47,800	$408,944
Nanjing Ever-Kyowa	223,441	342,643	512,186	494,714
Jiangsu Ever-Glory	61,102		94,678
Ever-Glory Vietnam	216,748		721,508
Ever-Glory Cambodia	40,533		364,729
	$543,126	$677,007	$1,740,901	$903,658

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 (UNAUDITED)

Amounts Due From Related Party

Jiangsu Ever-Glory International Group Corp., (“Jiangsu Ever-Glory”) is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by the Company’s Chief Executive Officer. Because of restrictions on the Company’s ability to directly import and export products, the Company utilizes Jiangsu Ever-Glory as its agent, to assist the Company with its import and export transactions and its international transportation projects. Import transactions primarily consist of purchases of raw materials and accessories designated by the Company’s customers for use in garment manufacture. Export transactions consist of the Company’s sales to foreign markets such as Japan, Europe and the United States. As the Company’s agent, Jiangsu Ever-Glory’s responsibilities include managing customs, inspection, transportation, insurance and collections on behalf of the Company. Jiangsu Ever-Glory also manages transactions denominated in currencies other than the Chinese RMB at rates of exchange agreed between the Company and Jiangsu Ever-Glory and based upon rates of exchange quoted by the People’s Bank of China. In return for these services, Jiangsu Ever-Glory charges the Company a fee of approximately 3% of export sales.  For import transactions, the Company may make advance payments, through Jiangsu Ever-Glory, for the raw material purchases, or Jiangsu Ever-Glory may make advance payments on the Company’s behalf. For export transactions, accounts receivable for export sales are remitted by the Company’s customers through Jiangsu Ever-Glory, who forwards the payments to the Company. The Company and Jiangsu Ever-Glory have agreed that balances from import and export transactions may be offset.  Amounts due to (from) Jiangsu Ever-Glory are typically settled within 60-90 days. Interest of 0.5% is charged on net amounts due at each month end. Interest (expense)/income for the three and six months ended June 30, 2010 and 2009 was ($14,071), $52,348, $160,912 and $263,491, respectively. Following is a summary of import and export transactions for the six months ended June 30, 2010:

	Accounts Receivable	Accounts Payable	Net
As of January 1, 2010	$15,745,543	$2,390,659	$13,354,884
Sales/Purchases	$23,937,421	$2,674,473
Payments Received/Made	$29,459,265	$303,655
As of June 30, 2010	$10,223,699	$4,761,477	$5,462,222

Approximately 48% of the receivable balance at June 30, 2010 was settled by August 6, 2010.

Accounts Payable and Other Payables – Related Parties

As of June 30, 2010 and December 31, 2009, accounts payable and other payables due to related parties were as follows:.

	2010	2009
Nanjing High-Tech	$212,503	153,660
Nanjing Ever-Kyowa	309,527	335,546
Shanghai La Chapelle Garment and Accessories Company Limited		293,400
Total	$522,030	$782,606

The Company purchases raw materials from and subcontracts some of its production to related parties. Accounts payable to related parties was $522,030 at June 30, 2010.

In February, July and August 2009, LA GO GO borrowed $293,400 (RMB 2 million) from La Chapelle for operations. This loan is interest free and due on demand.

On April 2, 2010, Goldenway sold its 10% equity interest in La Chapelle to two third parties. Accordingly, at June 30, 2010, the amount owed to La Chapelle of $294,600(RMB 2 million) was reclassified to other payables.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 (UNAUDITED)

Loans from Related Party

As of June 30, 2010 and December 31, 2009 the Company owed $1,970,575 and $2,575,759, respectively to Blue Power Holdings Limited, a company controlled by the Company’s Chief Executive Officer, Mr. Kang. Interest is charged at 6% per annum on the amounts due. The loans are due between July 2010 and April 2011. For the three and six months ended June 30, 2010 and 2009, the Company incurred interest expense of $18,583, $44,848, $29,264, and $58,529, respectively. The accrued interest is included in the carrying amount of the loan in the accompanying balance sheets. During 2010, the Company repaid $650,030 to Blue Power Holdings Limited.

NOTE10 CONCENTRATIONS AND RISKS

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Based on management’s assessment of the amount of probable credit losses, if any, in existing accounts receivable, management has concluded that no allowance for doubtful accounts is necessary at June 30, 2010 and December 31, 2009 .. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of accounts receivable were incorrect, adjustments to the allowance may be required, which would reduce profitability.

For the six-month period ended June 30, 2010, the Company had two wholesale customers that represented approximately 30% and 10% of the Company’s revenues. For the three-month period ended June 30, 2010, the Company had two wholesale customers that represented approximately 30% and 14% of the Company’s revenues. For the six-month period ended June 30, 2009, the Company had one wholesale customer that represented approximately 34% of the Company’s revenues. For the three-month period ended June 30, 2009, the Company had one wholesale customer that represented approximately 31% of the Company’s revenues.

For the Company’s wholesale business during the three and six months ended June 30, 2010 and 2009, no supplier represented more than 10% of the total raw materials purchased.

For the Company’s retail business, no one supplier supplied more than 10% of raw materials during the six months ended June 30, 2010. The Company purchased 10% of its raw materials from one supplier during the three months ended June 30, 2010, and 11% of its raw materials from one supplier during the six months ended June 30, 2009. No one supplier supplied more than 10% of raw materials during the three months ended June 30, 2009.

For the wholesale business, during the six months ended June 30, 2010 and 2009, the Company relied on one manufacturer for 15% and 20% of purchased finished goods, respectively. During the three months ended June 30, 2010 and 2009, the Company relied on one manufacturer for 11% and 18% of purchased finished goods.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 (UNAUDITED)

For the retail business, during the six months ended June 30, 2010 , the Company relied on one manufacturer for 12% of purchased finished goods. During the three months ended June 30, 2010 , the Company relied on one manufacturer for 16% of purchased finished goods. During the six months ended June 30, 2009, the Company relied on two manufacturers for 12% each of purchased finished goods. During the three months ended June 30, 2009, the Company relied on one manufacturer for 16% of purchased finished goods.

The Company’s revenue for the three and six months ended June 30, 2010 and 2009 were earned in the following geographic areas:

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
The People’s republic of China	$7,976,339	$2,778,644	$15,481,577	$6,127,694
Germany	5,426,488	5,844,172	11,199,952	12,558,174
United Kingdom	2,485,937	3,471,902	6,195,159	6,744,937
France	1,957,919	1,767,920	5,149,809	2,716,410
Europe-Other	944,112	1,155,674	2,055,540	1,457,605
Japan	1,804,761	2,551,998	4,581,618	7,241,702
United States	2,506,942	3,555,184	4,578,389	4,786,794
Total	$23,102,498	$21,125,494	$49,242,044	$41,633,316

NOTE 11 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)  Wholesale segment

(b)  Retail segment

The Company also provides general corporate services to its segments and these costs are reported as "corporate and others."

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 (UNAUDITED)

	Wholesale segment	Retail segment	Corporate and others	Total
Six months ended June 30, 2010
Segment profit or loss:
Net revenue from external customers	$37,655,966	$11,586,078	$-	$49,242,044
Income from operations	$2,314,270	$535,928	$(321,378)	$2,528,820
Interest income	$92,292	$1,454	$1	$93,747
Interest expense	$181,770	$6,202	$44,848	$232,820
Depreciation and amortization	$491,625	$620,253	$-	$1,111,878
Income tax expense	$267,951	$136,829	$-	$404,780
Segment assets:
Additions to property, plant and equipment	$239,928	$474,931	$-	$714,859
Total assets	$72,535,457	$8,700,176	$58,262,119	$139,497,752

Six months ended June 30, 2009
Segment profit or loss:
Net revenue from external customers	$37,058,183	$4,565,782	$-	$41,623,965
Net revenue from related parties	$9,351	$-	$-	$9,351
Income from operations	$3,309,516	$(48,121)	$9,102	$3,270,497
Interest income	$264,686	$341	$1	$265,028
Interest expense	$180,355	$-	$58,529	$238,884
Depreciation and amortization	$503,338	$483,803	$-	$987,141
Income tax expense	$561,727	$-	$-	$561,727
Segment assets:
Additions to property, plant and equipment	$62,943	$59,936	$-	$122,879
Total assets	$50,164,239	$4,114,506	$46,622,794	$100,901,539

The reconciliations of segment information to the Company’s consolidated totals were as follows:

	June 30,2010	June 30,2009
Total assets:
Total segments	$139,497,752	$100,901,539
Elimination of intersegment receivables	$(79,623,665)	$(53,768,652)
Total consolidated	$59,874,087	$47,132,887

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 (UNAUDITED)

	Wholesale segment	Retail segment	Corporate and others	Total
Three months ended June 30, 2010
Segment profit or loss:
Net revenue from external customers	$18,273,367	$4,829,131	$-	$23,102,498
Income from operations	$393,029	$337,833	$(30,473)	$700,389
Interest income	$24,753	$886	$-	$25,639
Interest expense	$91,989	$3,209	$18,583	$113,781
Depreciation and amortization	$244,361	$308,869	$-	$553,230
Income tax expense	$86,016	$87,912	$-	$173,928
Segment assets:
Additions to property, plant and equipment	$93,293	$335,674	$-	$428,967
Total assets	$72,535,457	$8,700,176	$58,262,119	$139,497,752

Three months ended June 30, 2009
Segment profit or loss:
Net revenue from external customers	$19,082,560	$2,033,583	$-	$21,116,143
Net revenue from related parties	$9,351	$-	$-	$9,351
Income from operations	$1,350,468	$(16,436)	$18,906	$1,352,938
Interest income	$161,458	$23	$-	$161,481
Interest expense	$85,970	$-	$29,264	$115,234
Depreciation and amortization	$252,462	$250,674	$-	$503,136
Income tax expense	$272,656	$-	$-	$272,656
Segment assets:
Additions to property, plant and equipment	$10,218	$46,942	$-	$57,160
Total assets	$50,164,239	$4,114,506	$46,622,794	$100,901,539

The reconciliations of segment information to the Company’s consolidated totals were as follows:

	June 30,2010	June 30,2009
Total assets:
Total segments	$139,497,752	$100,901,539
Elimination of intersegment receivables	$(79,623,665)	$(53,768,652)
Total consolidated	$59,874,087	$47,132,887

NOTE 12 SUBSEQUENT EVENT

On July 19 , 2010, the Company issued 2,498 shares of common stock to the Company’s three independent directors as compensation for their services in the first and second quarters of 2010. The shares were valued at $2.98 per share, being the average market price of the common stock for the five trading days prior to the June 30, 2010, grant date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months and six months ended June 30, 2010 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We are a leading apparel supply-chain manager and retailer in China. We are listed on the NYSE Amex under the symbol of “EVK”.

We classify our businesses into two segments: Wholesale and Retail. Our wholesale business consists of wholesale-channel sales made principally to owners of famous brands, department stores and specialty stores located throughout Europe, the U.S., Japan and the People’s Republic of China (“PRC”). We have a focus on well-known, middle-to-high grade casual wear, sportswear, and outerwear brands. Our retail business consists of retail-channel sales directly to consumers through full-price retail stores located throughout the PRC.

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

Retail Business

We conduct our retail operations through Shanghai LA GO GO Fashion Company Limited (“LA GO GO”), a wholly-owned subsidiary of Ever-Glory Apparel.

Business Objectives

Wholesale Business

We believe the enduring strength of our wholesale business is mainly due to our consistent emphasis on innovative and distinctive product designs that stand for exceptional styling and quality. We maintain long-term, satisfactory relationships with a portfolio of well-known, mid-class global brands.

The primary business objective for our wholesale segment is to expand our portfolio into higher-class brands, expand our customer base and improve our profit. We believe that our growth opportunities and continued investment initiatives include:

•·	to expand our global sourcing network;
•	to invest in our overseas low-cost manufacturing base (outside of mainland China);
•	to focus on high value added products and continue our strategy to produce mid to high end garment;
•	to emphasize product design and new technology utilization; and
•	to seek strategic acquisitions of international distributors that could enhance global sales and our distribution network

Retail Business

The business objective for our retail segment is to establish a leading brand of women’s apparel and to build a nationwide retail network in China. As of June 30, 2010, we have 210 stores which include 40 stores that were opened in the first half of 2010. We expect to open additional 50-70 stores in the second half of 2010. We believe that our growth opportunities and continued investment initiatives include:

•	to build the LA GO GO brand to be recognized as a major player in the mid-end women's apparel market in China;
•	to expand the LA GO GO retail network;
•	to improve the LA GO GO retail stores’ efficiency and increase same-store sales
•	to launch LA GO GO flagship stores in Tier-1 Cities and increase penetration and coverage in Tier-2 and Tier-3 Cities
•      to become a multi-brand operator by seeking opportunities for long-term cooperation with reputable international brands and by facilitating international brands entry into the Chinese market;

Seasonality of Business

Our business is affected by seasonal trends, with higher levels of wholesale sales in our third and fourth quarters and higher retail sales in our first and fourth quarters. These trends primarily result from the timing of seasonal wholesale shipments and holiday periods in the retail segment.

Collection Policy

Wholesale business

For our new customers, we generally require orders placed to be backed by letters of credit. For our long-term and established customers with a good payment track record, we generally provide payment terms between 30 to 120 days following delivery of finished goods.

Retail business

For store-in-store shops, we generally receive payments from the stores between 60 and 90 days following the date of the register receipt. For our own flagship stores, we receive payments on the same date as the register receipt.

Global Economic Uncertainty

Our business is dependent on consumer demand for our products. We believe that the significant uncertainty in the global economy and a slowdown in the U.S. and EU economies have increased our clients’ sensitivity to the cost of our products. We have experienced continued pricing pressure this year. If the global economic environment continues to be weak, these worsening economic conditions could have a negative impact on our sales growth and operating margins in our wholesale segment in 2010.

In addition, economic conditions in the United States and in foreign markets in which we operate could substantially affect our sales and profitability and our cash position and collection of accounts receivable.  Global credit and capital markets have experienced unprecedented volatility and disruption. Business credit and liquidity have tightened in much of the world. Some of our suppliers and customers may face credit issues and could experience cash flow problems and other financial hardships. These factors currently have not had an impact on the timeliness of receivable collections from our customers. We cannot predict at this time how this situation will develop and whether accounts receivable may need to be allowed for or written off in the coming quarters.

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

Revenue Recognition

We recognize wholesale revenue from product sales, net of value-added taxes, upon delivery for local sales and upon shipment of the products for export sales, at such time title passes to the customer provided however that (i) there are no uncertainties regarding customer acceptance (ii) persuasive evidence of an arrangement exists (iii) the sales price is fixed and determinable, and (iv) collectability is deemed probable. We recognize wholesale revenue from manufacturing fees charged to buyers for the assembly of garments from materials provided by the buyers upon completion of the manufacturing process and upon delivery to the buyer for local sales and upon shipment of the products for export sales, provided that (i)there are no uncertainties regarding customer acceptance (ii) persuasive evidence of an arrangement exists (iii) the sales price is fixed and determinable, and (iv)  collectability is deemed probable. Retail sales are recorded at the time of register receipt.

Estimates and Assumptions

In preparing our consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates in 2010 and 2009 include the assumptions used to value warrants and the estimates of the allowance for deferred tax assets.

Results of Operations for the three months ended June 30, 2010 and 2009

The following table summarizes our results of operations for the three months ended June 30, 2010 and 2009. The table and the discussion below should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three months ended June 30
	2010		2009
	(in U.S. Dollars, except for percentages)
Sales	$23,102,498	100.0%	$21,125,494	100.0%
Gross Profit	$4,507,983	19.5	$4,507,561	21.3
Operating Expenses	$3,807,594	16.5	$3,154,623	14.9
Income From Operations	$700,389	3.0	$1,352,938	6.4
Other Income (Expenses)	$274,312	1.2	$573,559	2.7
Income Tax Expense	$173,928	0.8	$272,656	1.3
Net Income	$800,773	3.5%	$1,653,841	7.8%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended June 30, 2010 and 2009.

	The three months ended June 30, 2010	% of total sales	The three months ended June 30, 2009	% of total sales	Growth in the three months ended June 30,2010 compared with three months ended June 30, 2009
Wholesale business
The People’s Republic of China	$3,147,208	13.6%	$745,061	3.5%	322.4%
Germany	5,426,488	23.5	5,844,172	27.7	(7.1)
United Kingdom	2,485,937	10.8	3,471,902	16.4	(28.4)
France	1,957,919	8.5	1,767,920	8.4	10.7
Europe-Other	944,112	4.0	1,155,674	5.5	(18.3)
Japan	1,804,761	7.8	2,551,998	12.1	(29.3)
United States	2,506,942	10.9	3,555,184	16.8	(29.5)
Total wholesale business	18,273,367	79.1	19,091,911	90.4	(4.3)
Retail business	4,829,131	20.9	2,033,583	9.6	137.5
Total	$23,102,498	100.0%	$21,125,494	100.0%	9.4%

Revenues from our wholesale business mainly come from international markets. We also generate revenues from our retail business from Chinese domestic markets focusing on our own brand, LA GO GO.

Sales for the three months ended June 30, 2010 were $23,102,498, an increase of 9.4% from the three months ended June 30, 2009. The increase in our sales was primarily attributable to the increased sales in our retail business.

Sales generated from our wholesale business contributed 79.1% or $18.3 million of our total sales for the three months ended June 30, 2010, a decrease of 4.3% compared to $19.1 million in the three months ended June 30, 2009. This decrease was primarily due to our discontinuing some of our lower margin orders in the fourth quarter of 2009. The majority of our sales in the second quarter of 2010 resulted from orders taken in the fourth quarter of 2009, at which time some of our customers sought significant discounts due to the economic slowdown. In view of the discounts being sought we voluntarily discontinued some lower margin orders.

Sales generated from our retail business contributed 20.9% or $4.8 million of our total sales for the three months ended June 30, 2010, compared to $2.0 million in the three months ended June 30, 2009. In the second quarter of 2010 we opened 26 new LA GO GO stores. As of June 30, 2010, we had 210 LA GO GO retail stores.

Costs and Expenses

 Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended June 30, 2010 and 2009.

	Three months ended June 30,				Growth(Decrease) in the three months ended June 30, 2010
	2010		2009		compared with the three
	(in U.S. dollars, except for percentages)				months ended June 30, 2009
Net Sales for Wholesale Sales	$18,273,367	100.0%	$19,091,911	100.0%	(4.3)%
Raw Materials	8,596,709	47.1	8,891,598	46.6	(3.3)
Labor	864,860	4.7	827,463	4.3	4.5
Outsourced Manufacturing Costs	6,121,624	33.5	5,547,458	29.1	10.4
Other and Overhead	144,784	0.8	230,298	1.2	(37.1)
Total Cost of Sales for Wholesale	15,727,977	86.1	15,496,817	81.2	1.5
Gross Profit for Wholesale	2,545,390	13.9	3,595,094	18.8	(29.2)
Net Sales for Retail	4,829,131	100.0	2,033,583	100.0	137.5
Production Costs	1,715,889	35.6	474,603	23.3	261.5
Rent	1,150,649	23.8	646,513	31.8	78.0
Total Cost of Sales for Retail	2,866,538	59.4	1,121,116	55.1	155.7
Gross Profit for Retail	1,962,593	40.6	912,467	44.9	115.1
Total Cost of Sales	18,594,515	80.5	16,617,933	78.7	11.9
Gross Profit	$4,507,983	19.5%	$4,507,561	21.3%	0.0%

Raw material costs for our wholesale business were 47.0% of our total sales in the three months ended June 30, 2010, compared to 46.6% in the three months ended June 30, 2009. The increase was mainly due to increased raw materials prices.

Labor costs for our wholesale business were 4.7% of our total sales in the three months ended June 30, 2010, representing a  0.4% increase from the 4.3% for the three months ended June 30, 2009. The increase was mainly due to increased salaries for our workers.

Outsourced manufacturing costs for our wholesale business were 33.5% of our total sales in the three months ended June 30, 2010, and increased by 10.4% compared to the three months ended June 30, 2009. The increase was mainly due to increased salaries for employees of the manufacturers.

Overhead and other expenses for our wholesale business accounted for 0.8% of our total sales for the three months ended June 30, 2010, compared to 1.2% of total sales for the three months ended June 30, 2009. This decrease was due to improved control over these expenses.

Gross profit in our wholesale business for the three months ended June 30, 2010 was $2.5 million, a decrease of 29.2% compared to the three months ended June 30, 2009. Gross margin was 13.9% for our wholesale business for the three months ended June 30, 2010, a decrease of 4.9% compared to 18.8% for the three months ended June 30, 2009. This decrease was primarily due to an increase in labor and raw material prices. When customers placed orders with us in the fourth quarter of 2009, the negotiated sales prices were based on the labor costs and raw materials costs at that time. In the second quarter of 2010, when we fulfilled the orders placed in the fourth quarter of 2009, the average labor and raw material costs increased significantly. Therefore, the margin on these orders decreased.

Production costs for our retail business were $1.7 million or 35.5% of our total retail sales during the three months ended June 30, 2010 versus $0.5 million or 23.3% during the three months ended June 30, 2009. As a percentage of total retail sales the increase in the production costs was due to reduced sales prices for increased sales volume. Rent costs for our retail business were $1.2 million or 23.8% of our total retail sales during the three months ended June 30, 2010 versus $0.6million or 31.8% during the three months ended June 30, 2009.The increase in rent costs resulted from an increase in the number of our stores.

Gross profit in our retail business for the three months ended June 30, 2010 was $2.0 million and gross margin was 40.6%. Gross profit in our retail business for the three months ended June 30, 2009 was $0.9 million and gross margin was 44.9%. The decrease was primarily due to the fact that we reduced our sales prices in order to increase our sales volume.

Total cost of sales for the three months ended June 30, 2010 was $18.6 million, an increase of 11.9% compared to the three months ended June 30, 2009. As a percentage of total sales, our cost of sales increased to 80.5% of total sales for the three months ended June 30, 2010, compared to 78.7% of total sales for the three months ended June 30, 2009. Consequently, gross margins decreased to 19.5% for the three months ended June 30, 2010 from 21.3% for the three months ended June 30, 2009.

Selling, General and Administrative) Expenses

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

Costs of our distribution network that are excluded from cost of sales consist of local transportation and unloading charges, and product inspection charges. Accordingly our gross profit amounts may not be comparable to those of other companies who include these amounts in cost of sales.

	For the three months ended June 30,				Increase (Decrease)
	2010		2009		%
	(in U.S. Dollars, except for percentages)
Gross Profit	$4,507,983	19.5%	$4,507,561	21.3%	0.0%
Operating Expenses:
Selling Expenses	2,059,712	8.9	865,341	4.1	138.0%
General and Administrative Expenses	1,747,882	7.6	2,289,282	10.8	(23.6)%
Total	3,807,594	16.5	3,154,623	14.9	20.7%
Income from Operations	$700,389	3.0%	$1,352,938	6.4%	(48.2)%

Selling expenses were $2.1 million in the three months ended June 30, 2010, an increase of 138.0% or $1.2 million compared to the three months ended June 30, 2009. The increase was attributable to an increase in salaries and the number of retail staff, as well as the increased decoration and marketing expenses associated with the promotion of LA GO GO.

General and administrative expenses were $1.7 million in the three months ended June 30, 2010, a decrease of 23.6% compared to the three months ended June 30, 2009. As a percentage of total sales, general and administrative expenses decreased to 7.6% of total sales for the three months ended June 30, 2010, compared to 10.8% of total sales for the three months ended June 30, 2009. The decrease was due to better control over these expenses.

Income from Operations

Income from operations decreased 48.2% to $0.7 million for the three months ended June 30, 2010 from $1.4 million in three months ended June 30, 2009. The decrease was mainly due to the substantial increase of selling expenses in association with the promotion of LA GO GO.

Gain on sale of investment

In April, 2010, Goldenway sold its 10% equity interest in La Chapelle to two unrelated third parties for RMB12.36 million (US$1.8 million) and recorded a gain on the sale of RMB2.36 million(US$346,188).

Interest Expense

Interest expense was $113,781 for the three months ended June 30, 2010, a slight decrease compared to the same period in 2009.

Change in fair value of derivative liability

Change in fair value of derivative liability was ($13,317) and $484,702 for the three months ended June 30, 2010 and 2009, respectively, and was calculated based on the Black-Scholes pricing model.

Income Tax Expenses

Income tax expense for the three months ended June 30, 2010 was $173,928, a decrease of 36.2% compared to the same period of 2009.

Our PRC subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws. Each of our consolidating entities files its own separate tax return.

Below is a summary of the income tax rate for each of our PRC subsidiaries in 2010 and 2009:

	Goldenway	New-Tailun	Catch-Luck	LA GO GO	Ever-Glory Apparel
2010	25.0%	12.5%	12.5%	25.0%	25.0%
2009	25.0%	12.5%	12.5%	25.0%	25.0%

Perfect Dream Limited was incorporated in the British Virgin Islands on July 1, 2004, and has no income tax.

Ever-Glory International Group Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes through June 30, 2010. The net operating loss carry forwards for United States income taxes may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2030. Management believes that the realization of the benefits from these losses is uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we have provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero.

Net Income

Net income for the three months ended June 30, 2010 was $800,773, a decrease of 51.6% compared to the same period in 2009. Our diluted earnings per share were $0.05 and $0.12 for the three months ended June 30, 2010 and 2009, respectively.

Results of Operations for the six months ended June 30, 2010 and 2009

The following table summarizes our results of operations for the six months ended June 30, 2010 and 2009. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.
	Six months ended June 30
	2010		2009
	(in U.S. Dollars, except for percentages)
Sales	$49,242,044	100.0%	$41,633,316	100.0%
Gross Profit	$9,937,005	20.2	$9,221,716	22.1
Operating Expenses	$7,408,185	15.0	$5,951,219	14.3
Income From Operations	$2,528,820	5.1	$3,270,497	7.9
Other Income (Expenses)	$311,109	0.6	$(510,665)	(1.2)
Income Tax Expense	$404,780	0.8	$561,727	1.3
Net Income	$2,435,149	4.9%	$2,198,105	5.3%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the six months ended June 30, 2010 and 2009.

	Six months ended 2010	% of total sales	Six months ended 2009	% of total sales	Growth in the six months ended June 30, 2010 compared with June 30, 2009
Wholesale business
The People’s Republic of China	$3,895,499	7.9%	$1,561,912	3.8%	149.4%
Germany	11,199,952	22.7	12,558,174	30.2	(10.8)
United Kingdom	6,195,159	12.6	6,744,937	16.2	(8.2)
France	5,149,809	10.5	2,716,410	6.5	89.6
Europe-Other	2,055,540	4.2	1,457,605	3.4	41.0
Japan	4,581,618	9.3	7,241,702	17.4	(36.7)
United States	4,578,389	9.3	4,786,794	11.5	(4.4)
Total wholesale business	37,655,966	76.5	37,067,534	89.0	1.6
Retail business	11,586,078	23.5	4,565,782	11.0	153.8
Total	$49,242,044	100.0%	$41,633,316	100.0%	18.3%

Revenues from our wholesale business are mainly from international markets. We also generate revenues from our retail business from Chinese domestic markets focusing on our own brand, LA GO GO.

Sales for the six months ended June 30, 2010 were $49,242,044, an increase of 18.3% from the six months ended June 30, 2009. The increase in our sales was primarily attributable to the increased sales in our retail business.

Sales generated from our wholesale business contributed 76.5% or $37.7 million of our total sales for the six months ended June 30, 2010, a slight increase compared to the same period of 2009. Although sales orders from our customers in China, France and Europe-other increased during 2010, sales orders in other areas decreased due to increased raw material and labor costs which resulted in some lower margin orders which we discontinued.

Sales generated from our retail business contributed 23.5% or $11.6 million of our total sales for the six months ended June 30, 2010, compared to $4.6 million in the six months ended June 30, 2009.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the six months ended June 30, 2010 and 2009.

	Six months ended June 30,				Growth(Decrease) in the six
	2010		2009		months ended June 30, 2010
	(in U.S. dollars, except for percentages)				compared with June 30, 2009
Net Sales for Wholesale Sales	$37,655,966	100.0%	$37,067,534	100.0%	1.6%
Raw Materials	17,946,254	47.7	16,055,181	43.3	11.8
Labor	1,599,853	4.2	1,457,727	3.9	9.7
Outsourced Manufacturing Costs	11,626,128	30.9	11,677,248	31.5	(0.4)
Other and Overhead	335,239	0.9	403,641	1.1	(16.9)
Total Cost of Sales for Wholesale	31,507,474	83.7	29,593,797	79.8	6.5
Gross Profit for Wholesale	6,148,492	16.3	7,473,737	20.2	(17.7)
Net Sales for Retail	11,586,078	100.0	4,565,782	100.0	153.8
Production Costs	3,722,190	32.1	1,114,521	24.4	234.0
Rent	4,075,375	35.2	1,703,282	37.3	139.3
Total Cost of Sales for Retail	7,797,565	67.3	2,817,803	61.7	176.7
Gross Profit for Retail	3,788,513	32.7	1,747,979	38.3	116.7
Total Cost of Sales	39,305,039	79.8	32,411,600	77.9	21.3
Gross Profit	$9,937,005	20.2%	$9,221,716	22.1%	7.8%

Raw material costs for our wholesale business were 47.7% of our total sales in the six months ended June 30, 2010, and increased 11.8% compared to the six months ended June 30, 2009. The increase was mainly due to increased raw materials prices.

Labor costs for our wholesale business were 4.2% of our total sales in the six months ended June 30, 2010, and increased 9.7% compared to the six months ended June 30, 2009. The increase was mainly due to increased salaries for our workers.

Outsourced manufacturing costs for our wholesale business were 30.9% of our total sales in the six months ended June 30, 2010, and decreased by 0.4% compared to the six months ended June 30, 2009. This decrease was primarily attributable to the outsourced orders of approximately $3.5 million to our related factories in Vietnam and Cambodia, for lower manufacturing costs.

Overhead and other expenses for our wholesale business accounted for 0.9% of our total sales for the six months ended June 30, 2010, compared to 1.1% of total sales for the six months ended June 30, 2009. This decrease was due to improved control over these expenses.

Gross profit in our wholesale business for the six months ended June 30, 2010 was $6.1 million, a decrease of 17.7% compared to the six months ended June 30,2009. Gross margin was 16.3% for our wholesale business for the six months ended June 30,2010, a decrease of 3.9% compared to 20.2% for the six months ended June 30,2009. The decrease was mainly due to the increased raw material and labor costs.

Production costs for our retail business were $3.7 million or 32.1% of our total retail sales during the six months ended June 30, 2010 versus $1.1 million or 24.4% during the six months ended June 30, 2009. As a percentage of total retail sales the increase was due to reduced sales prices for increasing sales volume. Rent costs for our retail business were $4.1 million or 35.2% of our total retail sales during the six months ended June 30, 2010 versus $1.7 million or 37.3% during the six months ended June 30, 2009. The increase in rent costs resulted from an increase in the number of our stores.

Gross profit in our retail business for the six months ended June 30, 2010 was $3.8 million and gross margin was 32.7%. Gross profit in our retail business for the six months ended June 30, 2009 was $1.7 million and gross margin was 38.3%. The decrease was primarily due to the fact that we reduced our sales prices in order to increase our sales volume.

Total cost of sales for the six months ended June 30, 2010 was $39.3 million, an increase of 21.3% compared to the six months ended June 30, 2009. As a percentage of total sales, our cost of sales increased to 79.8% of total sales for the six months ended June 30, 2010, compared to 77.9% of total sales for the six months ended June 30, 2009. Consequently, gross margins decreased to 20.2% for the six months ended June 30, 2010 from 22.1% for the six months ended June 30, 2009.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. For our wholesale business, purchases from our five largest suppliers represented approximately 20.6% and 24.3% of raw material purchases for the six months ended June 30, 2010 and 2009, respectively. No one supplier provided more than 10.0% of our raw material purchases for the six months ended June 30, 2010 and 2009. For our retail business, purchases from our five largest suppliers represented approximately 30.5% and 39.7% of raw material purchases for the six months ended June 30, 2010 and 2009. No supplier provided more than 10% of our total purchases for the six months ended June 30, 2010. One supplier provided 10.6% of our total purchases for the six months ended June 30, 2009. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

We also purchase finished goods from contract manufacturers. For our wholesale business, purchases from our five largest contract manufacturers represented approximately 39.6% and 41.47% of finished goods purchases for the six months ended June 30, 2010 and 2009, respectively. One contract manufacturer provided approximately 15.5% and 19.8% of our finished goods purchases for the six months ended June 30, 2010 and 2009. For our retail business, our five largest contract manufacturers represented approximately 32.2% and 39.0% of finished goods purchases for the six months ended June 30, 2010 and 2009, respectively. One contract manufacturer provided 12.1% of our finished goods purchases for the six months ended June 30, 2010. Two contract manufacturers provided 11.7% and 11.6% of our finished goods purchases for the six months ended June 30, 2009.We have not experienced difficulty in obtaining finished products from our contract manufacturers and we believe we maintain good relationships with our contract manufacturers.

Selling, General and Administrative Expenses

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

Costs of our distribution network that are excluded from cost of sales consist of local transportation and unloading charges, and product inspection charges. Accordingly our gross profit amounts may not be comparable to those of other companies who include these amounts in costs of sales.

	For the six months ended June 30,				Increase (Decrease)
	2010		2009		%
	(in U.S. Dollars, except for percentages)
Gross Profit	$9,937,005	20.2%	$9,221,716	22.1%	7.8%
Operating Expenses:
Selling Expenses	3,748,885	7.6	1,805,815	4.3	107.6%
General and Administrative Expenses	3,659,300	7.4	4,145,404	10.0	(11.7)%
Total	7,408,185	15.0	5,951,219	14.3	24.5%
Income from Operations	$2,528,820	5.2%	$3,270,497	7.8%	(22.7)%

Selling expenses were $3.7 million in the six months ended June 30, 2010, an increase of 107.6% or $1.9 million compared to the six months ended June 30, 2009. The increase was attributable to an increase in salaries and the number of retail staff, as well as increased decoration and marketing expenses associated with the promotion of LA GO GO.

General and administrative expenses were $3.7 million in the six months ended June 30, 2010, a decrease of 11.7% compared to the six months ended June 30, 2009. As a percentage of total sales, general and administrative expenses decreased to 7.4% of total sales for the six months ended June 30, 2010, compared to 10.0% of total sales for the six months ended June 30, 2009. The decrease was due to better control over these expenses.

Income from Operations

Income from operations decreased 22.7% to $2.5 million for the six months ended June 30, 2010 from $3.3 million in six months ended June 30, 2009. The decrease was mainly due to the substantial increase of selling expenses in association with the promotion of LA GO GO.

Interest Expense

Interest expense was $232,820 for the six months ended June 30, 2010, a slight decrease compared to the same period in 2009.

Change in fair value of derivative liability

Change in fair value of derivative liability was $71,202 and ($581,792) for the six months ended June 30, 2010 and 2009, respectively, and was calculated based on the Black-Scholes pricing model.

Income Tax Expenses

Income tax expense for the six months ended June 30, 2010 was $404,780, a decrease of 27.9% compared to the same period of 2009.

Net Income

Net income for the six months ended June 30, 2010 was $2,435,149, an increase of 10.8% compared to the same period in 2009. Our diluted earnings per share were $0.16 for the six months ended June 30, 2010 and 2009, respectively.

Noncontrolling Interest

On January 9, 2008, Goldenway entered into an Agreement with La Chapelle to form a joint venture to develop, promote and market a new line of women’s wear in China. Goldenway agreed to initially invest RMB 6 Million (approximately $826,200) in cash, and La Chapelle agreed to invest RMB 4 Million (approximately $553,040) in cash, for a 60% and 40% interest in the joint venture, respectively. The joint venture is included in the Company’s consolidated financial statements from 2008, and the 40% interest held by La Chapelle is classified as a noncontrolling interest. As of March 31, 2010, the noncontrolling interest was $724,267. On April 23, 2010, Ever-Glory Apparel acquired the noncontrolling interest in LA GO GO from La Chapelle for approximately RMB6 million (US $0.9 million).

Summary of Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2010 was $7,398,218 compared with net cash provided by operating activities of $2,983,193 during the six months ended June 30, 2009. This increase was mainly attributable to decreased amounts due from Jiangsu Ever-Glory and increased accounts payable, offset by increased accounts receivable as we allow longer collection periods for our long-term customers with good payment track records.

Net cash used in investing activities was $685,831 for the six months ended June 30, 2010, compared with used in $116,069 during the six months ended June 30, 2009. The increase was mainly due to increased equipment purchases.

Net cash used in financing activities was $5,523,688 for the six months ended June 30, 2010, compared with cash used in financing activities of $3,312,482 during the six months ended June 30, 2009. During 2010 we repaid $11,999,242 of bank loans and received bank loan proceeds of $7,125,584. During 2010 we also repaid $650,030 of loans from a related party.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $4,758,558, other current assets of $40,151,062 and current liabilities of $24,309,056. We presently finance our operations primarily from cash flows from operations and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs.

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

On July 31, 2008, Goldenway entered into credit agreements with Nanjing Bank which allow the Company to borrow up to $7.3 million (RMB50million) for a 24 month period. As of June 30, 2010, we repaid all bank loans under this agreement. On July 6, 2010, Goldenway entered into a new two-year line of credit agreement for approximately $7.3 million (RMB50 million) with Nanjing Bank. On July 29,2010 we loaned $1.5 million (RMB10 million) under this new agreement. Bank loans are guaranteed by Jiangsu Ever-Glory and secured by our facilities.

On July 3, 2009, Ever-Glory Apparel entered into a one-year line of credit agreement for approximately $5.9 million (RMB40 million) with Bank of Nanjing Co. Ltd. On March 11, 2010, Ever-Glory Apparel entered into a new one-year line of credit agreement for approximately $7.3 million (RMB50 million) with Bank of Nanjing Co. Ltd. The loan is guaranteed by Jiangsu Ever-Glory and Goldenway. As of June 30, 2010, $1.2 million of bank loans were outstanding under this agreement and approximately $6.1 million was unused and available.

On June 29, 2010, Ever-Glory Apparel borrowed $260,000 from Bank of Communications which was guaranteed by Jiangsu Ever-Glory, Mr Kang and the approximately $330,000 accounts receivable from wholesale customers. The maturity date for this loan is September 27, 2010. If we receive a certain payment from customers before September 27,2010 we must repay this loan at the same time the payment is received.

On December 7, 2009, Ever-Glory Apparel borrowed approximately $0.7 million (RMB5 million) from Bank of Jiangsu. The loan is due in December 2010, bears interest at 5.31% and is guaranteed by Jiangsu Ever-Glory.

All bank loans are used to fund our daily operations.

Loans from related party

As of June 30, 2010, the amount owing to Blue Power Holding Ltd, an entity controlled by Mr. Edward Yihua Kang, was $1,970,575. Interest accrued on the loan to Blue power totaled $18,583 and $44,848 for the three and six months ended June 30, 2010.

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

As of June 30, 2010, we had access to $14.6 million in lines of credit, of which $13.4 million was unused and is currently available. These credit facilities do not include any covenants.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004 the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of June 30, 2010, the market foreign exchange rate had increased to 6.79 RMB to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future, and will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel and LA GO GO (whose functional currency is the RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expense items are translated at the average exchange rate for the period. All exchange differences are recorded within equity. The foreign currency translation  gain (loss) for the three and six months ended June 30, 2010 and 2009 was $138,315, $172,448, ($39,103) and ($83,311), respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, bank loans and long-term obligations. We consider investments in highly-liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

Interest Rates: Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. On June 30, 2010, we had $4,758,558 in cash and cash equivalents. A hypothetical 5% increase or decrease in either short term or long term interest rates would not have any material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates: We pay our suppliers and employees in Chinese RMB, however, we sell to customers in the U.S., Japan and Europe and we generate sales in U.S. Dollars, Euros and British Pounds. Accordingly, our business has substantial exposure to changes in exchange rates between and among the Chinese RMB, the U.S. Dollar, the Euro and the British Pound. In the last decade, the RMB has been pegged at 8.2765 RMB to one U.S. Dollar. On July 21, 2005 it was revalued to 8.11 per U.S. Dollar. Following the removal of the peg to the U.S. Dollar and pressure from the United States, the People’s Bank of China also announced that the RMB would be pegged to a basket of foreign currencies, rather than being strictly tied to the U.S. Dollar, and would be allowed to float trade within a narrow 0.3% daily band against this basket of currencies. The PRC government has stated that the basket is dominated by the U.S. Dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British Pound, Thai Baht, Russian Ruble, Australian Dollar, Canadian Dollar and Singapore Dollar. There can be no assurance that the relationship between the RMB and these currencies will remain stable over time, especially in light of the significant political pressure on the Chinese government to permit the free flotation of the RMB, which could result in greater and more frequent fluctuations in the exchange rate between the RMB, the U.S. Dollar and the Euro. On June 30, 2010, the exchange rate between the RMB and U.S. Dollar was 6.79RMB to one U.S. Dollar. For additional discussion regarding our foreign currency risk, see the section titled Risk Factors in the Annual Report on Form 10-K for fiscal year ended on December 31, 2009. Fluctuation in the value of Chinese RMB relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.

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

As of June 30, 2010, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that as a result of material weaknesses in internal control over financial reporting discussed in item 9A(T) of our annual report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Remediation Measures for Material Weaknesses

As stated in our 2009 Form 10-K, our management concluded that, based on the assessment of our principal executive officer and principal financial officer, our internal controls over financial reporting were not effective as of December 31, 2009.

We are in the process of taking remedial measures to address the material weaknesses identified in our 2009 Form 10-K.  In April 2010 we appointed a new independent director who serves as the Audit Committee Chairman, and who together with the other members of the Audit Committee, oversees the preparation of the financial statements included in Item 1 of this quarterly report on Form 10-Q. During the first quarter of 2010, we also reorganized our accounting department and we now have a dedicated internal control department headed by a full-time internal control manager. Management believes the measures described above improved our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) with respect to the preparation of the financial statements for the quarter ended June 30, 2010. We will continue to develop and implement our remediation plan to address the material weaknesses identified in the 2009 Form 10-K.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 On January 5, 2010, we issued 6,634 shares of common stock to our three independent directors as compensation for their services in the third and fourth quarters of 2009. The shares were valued at $2.84 per share, which was the average market price of the common stock for the five days before the grant date.

On May 3, 2010, we issued 1,153,846 shares of restricted common stock to Ever-Glory Enterprises (HK) Ltd,( “Ever-Glory Hong Kong”) which owns more than 10% of our shares of common stock, as part of the consideration for the acquisition of Catch-Luck. Pursuant to the Agreement for the Purchase and Sale of Stock dated June 26, 2006, as amended on August 31, 2006 by and between us, Perfect Dream Ltd., Ever-Glory Hong Kong and Catch-Luck, we agreed to issue 1,153,846 shares of restricted common stock to Ever Glory Hong Kong if Catch-Luck achieves certain 2009 financial targets.  As a result of Catch-Luck’s achievement of the 2009 financial targets, we issued the above-mentioned shares to Ever Glory Hong Kong.

On June 1,2010, we issued 27,565 shares of restricted common stock to Beijing Zhongheng Yitai Investment Consulting Co. Ltd ("Zhongheng Yitai") as part of the compensation to Zhongheng Yitai for their advisory services in relation to the acquisition of Catch-Luck and New-Tailun.

The above transactions were not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof and/or Rule 506 of Regulation D promulgated thereunder as transactions by us not involving any public offering.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   (Removed and Reserved).

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

August 12, 2010	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yan Guo
Yan Guo
Chief Financial Officer
(Principal Financial and Accounting Officer)