Form 10-Q
period 2010-09-30
Ever-Glory International Group, Inc.
filed 2010-11-12
CIK 943184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
Yes  ☐  No ☒
As of November 11, 2010, 14,750,783 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

EVER-GLORY INTERNATIONAL GROUP, INC.
FORM 10-Q

INDEX

Note Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

·	Competition within our industry;
·	Seasonality of our sales;
·	Success of our investments in new product development
·	Our plans to open new retail stores;
·	Success of our acquired businesses;
·	Our relationships with our major customers;
·	The popularity of our products;
·	Relationships with suppliers and cost of supplies;
·	Financial and economic conditions in Asia, Japan, Europe and the U.S.;
·	Anticipated effective tax rates in future years;
·	Regulatory requirements affecting our business;
·	Currency exchange rate fluctuations;
·	Our future financing needs; and
·	Our ability to attract additional investment capital on attractive terms.

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

PART I.  FINANCIAL INFORMATION
ITEM 1. Financial Statements

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,983,299	$3,555,745
Accounts receivable	18,068,118	12,751,579
Inventories	18,226,076	12,419,622
Value added tax receivable	3,745,509	730,724
Other receivables and prepaid expenses	2,776,096	601,842
Advances on inventory purchases	1,708,737	443,331
Amounts due from related party	13,533,360	13,354,884
Total Current Assets	61,041,195	43,857,727

LAND USE RIGHT, NET	2,795,418	2,788,731
PROPERTY AND EQUIPMENT, NET	12,007,052	12,540,856
INVESTMENT, AT COST	-	1,467,000
TOTAL ASSETS	$75,843,665	$60,654,314

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Bank loans	$13,114,750	$7,305,660
Loans from related party	1,987,089	2,575,759
Accounts payable	17,335,729	13,241,962
Accounts payable and other payables - related parties	768,312	782,606
Advances from customers	896,840	-
Other payables and accrued liabilities	2,684,212	2,287,356
Value added and other taxes payable	669,243	186,895
Income tax payable	76,689	3,745
Deferred tax liabilities	958,503	421,899
Total Current Liabilities	38,491,367	26,805,882

LONG-TERM LIABILITIES
Derivative liability	935,037	1,627,839
Total Long-term Liabilities	935,037	1,627,839
TOTAL LIABILITIES	39,426,404	28,433,721

COMMITMENTS AND CONTINGENCIES

EQUITY
Stockholders' equity of the Company:
Preferred stock ($.001 par value, authorized 5,000,000 shares, no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares, 14,750,783 and 13,560,240 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively)	14,751	13,560
Additional paid-in capital	3,526,068	3,615,357
Retained earnings	24,608,759	20,406,245
Statutory reserve	3,585,448	3,585,448
Accumulated other comprehensive income	4,682,235	3,934,437
Total Stockholders' Equity of the Company	36,417,261	31,555,047
Noncontrolling interest	-	665,546
Total Equity	36,417,261	32,220,593
TOTAL LIABILITIES AND EQUITY	$75,843,665	$60,654,314

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

NET SALES
Related parties	$-	$66,221	$-	$75,572
Third parties	31,935,974	24,870,500	81,178,018	66,494,465
Total net sales	31,935,974	24,936,721	81,178,018	66,570,037

COST OF SALES
Related parties	-	38,281	-	47,294
Third parties	25,583,832	20,264,735	64,888,871	52,667,322
Total cost of sales	25,583,832	20,303,016	64,888,871	52,714,616

GROSS PROFIT	6,352,142	4,633,705	16,289,147	13,855,421

OPERATING EXPENSES
Selling expenses	2,283,606	1,097,840	6,032,491	2,903,655
General and administrative expenses	2,501,565	1,562,382	6,160,865	5,707,786
Total Operating Expenses	4,785,171	2,660,222	12,193,356	8,611,441

INCOME FROM OPERATIONS	1,566,971	1,973,483	4,095,791	5,243,980

OTHER INCOME (EXPENSES)
Interest income	11,802	180,089	105,549	445,117
Interest expense	(93,470)	(94,016)	(326,290)	(332,900)
Change in fair value of derivative liability	621,600	(143,000)	692,800	(725,000)
Other income	4,076	269	36,870	45,252
Gain on sale of investment	-	-	346,188	-
Total Other Income (Expenses)	544,008	(56,658)	855,117	(567,531)

INCOME BEFORE INCOME TAX EXPENSE	2,110,979	1,916,825	4,950,908	4,676,449

INCOME TAX EXPENSE	(284,914)	(130,479)	(689,694)	(692,206)

NET INCOME	1,826,065	1,786,346	4,261,214	3,984,243

ADD(LESS): NET LOSS(INCOME) ATTRIBUTABLE TO THE NONCONTROLING INTEREST	-	7,552	(58,701)	25,011

NET INCOME ATTRIBUTABLE TO THE COMPANY	$1,826,065	$1,793,898	$4,202,513	$4,009,254

NET INCOME	$1,826,065	$1,786,346	$4,261,214	$3,984,243

Foreign currency translation gain (loss)	575,350	46,364	747,798	(36,947)
COMPREHENSIVE INCOME	2,401,415	1,832,710	5,009,012	3,947,296

COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO THE NONCONTROLING INTEREST	-	(6,752)	(58,721)	8,749

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$2,401,415	$1,825,958	$4,950,291	$3,956,045

EARNINGS PER SHARE
Attributable to the Company's common stockholders
Basic	$0.12	$0.13	$0.29	$0.30
Diluted	$0.12	$0.13	$0.29	$0.30
Weighted average number of shares outstanding
Basic	14,750,294	13,558,326	14,734,919	13,546,116
Diluted	14,750,294	13,558,326	14,734,919	13,546,116

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,261,214	$3,984,243
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,681,311	1,512,089
Change in fair value of derivative liability	(692,800)	725,000
Deferred income tax	536,604	224,493
Interest on loans from related party	61,360	-
Stock issued for services	71,699	-
Stock-based compensation	26,280	22,181
Gain on sale of investment	(347,156)	-
Changes in operating assets and liabilities
Accounts receivable	(5,019,188)	(5,100,967)
Inventories	(5,456,037)	(3,494,605)
Value added tax receivable	(2,947,740)	(801,519)
Other receivables and prepaid expenses	(247,655)	(123,094)
Advances on inventory purchases	(1,293,110)	(93,524)
Amounts due from related party	14,445	1,088,634
Accounts payable	3,790,613	6,057,452
Accounts payable and other payables- related parties	(29,772)	72,399
Advances from customers	881,263
Other payables and accrued liabilities	(562,083)	259,657
Value added and other taxes payable	470,216	2,845
Income tax payable	71,602	(138,920)
Net cash (used in) provided by operating activities	(4,728,934)	4,196,364

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(887,416)	(984,346)
Proceeds from sale of property and equipment	29,109	28,537
Net cash used in investing activities	(858,307)	(955,809)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	18,415,439	11,991,062
Repayment of bank loans	(12,822,795)	(13,134,464)
Repayment of loans from related party	(650,030)	-
Net cash provided by (used in) financing activities	4,942,614	(1,143,402)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	72,181	18,600

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(572,446)	2,115,753

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,555,745	1,445,363

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,983,299	$3,561,116

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$264,928	$245,105
Income taxes	$93,626	$606,622

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Other receivable arising on sale of investment	$1,813,088	-

Other payable for acquisition of noncontrolling interest	$909,078	-

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

Ever-Glory International Group, Inc. (the “Company”), together with its subsidiaries, is an apparel manufacturer, supplier and retailer in China, with a wholesale segment and a retail segment. The Company’s wholesale business consists of recognized brands for department and specialty stores located in Europe, Japan, the United States and China. The Company’s retail business consists of flagship stores and store-in-stores for the Company’s own-brand products. The Company’s wholesale operations are provided primarily through the Company’s wholly-owned PRC subsidiaries, Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”),Goldenway Nanjing Garments Co. Ltd. (“Goldenway”), Nanjing Catch-Luck Garments Co. Ltd. (“Catch-Luck”) and Nanjing New-Tailun Garments Co. Ltd (“New-Tailun”). The Company’s retail operations are provided through its wholly owned subsidiary, Shanghai LA GO GO Fashion Company Limited (“LA GO GO”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Ever-Glory International Group, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009, the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

In April, 2010, Goldenway sold its 10% equity interest in Shanghai La Chapelle Garment and Accessories Company Limited (“La Chapelle”) to two unrelated third parties for approximately RMB12 million ($1.8 million) and recorded a gain on the sale of approximately RMB2 million ($300,000).

Also in April , 2010, Ever-Glory Apparel Inc. acquired 100% of the noncontrolling interest in LA GO GO from La Chapelle for approximately RMB6 million ($900,000) which in accordance with ASC 810-10-45-23, was allocated to the reduction of the noncontrolling interest balance of approximately $0.7 million and additional paid in capital of approximately $0.2 million.

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

At September 30, 2010, the Company’s financial assets consist of cash placed with financial institutions management considers to be of a high quality, which management considers to be a Level 1 measurement.

The Company also applies ASC 825-10 “Financial Instruments”, previously SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings. As of September 30, 2010, the Company did not elect such option for its financial instruments and liabilities.

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

NOTE 3 INVENTORIES

Inventories at September 30, 2010 and December 31, 2009 consisted of the following:

	2010	2009
Raw materials	$1,634,874	$735,891
Work-in-progress	7,337,514	6,212,767
Finished goods	9,313,651	5,529,726
	18,286,039	12,478,384
Less: allowance for obsolete inventories	(59,963)	(58,762)
Total inventories	$18,226,076	$12,419,622

NOTE 4 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short term bank loans consisted of the following at September 30, 2010 and December 31, 2009:

	2010	2009
Bank loan, interest rate at 0.4455 % per month, due January 2011	$1,497,000
Bank loan, interest rate at 0.4455 % per month, due February 2011	4,491,000
Bank loan, interest rate at 0.4455 % per month, due March 2011	1,497,000
Bank loan, interest rate at 0.4455 % per month, due November 2010	1,197,600
Bank loan, interest rate at 0.4455 % per month, due December 2010	898,200
Bank loan, interest rate at 0.29373 % per month, paid in full, October 2010	757,400
Bank loan, interest rate at 0.29167 % per month, paid in full, October 2010	510,570
Bank loan, interest rate at 0.27417% per month, due December 2010	373,280
Bank loan, interest rate at 0.24096% per month, due December 2010	246,000
Bank loan, interest rate at 0.4425 % per month, due December 2010	898,200
Bank loan, interest rate at 0.4425 % per month, due December 2010	748,500	$733,500
Bank loan, interest rate at 0.44583% per month, paid in full, May 2010		3,374,100
Bank loan, interest rate at 0.44583% per month, paid in full, January 2010		1,467,000
Bank loan, interest rate at 0.44583% per month, paid in full, March 2010		1,026,900
Bank loan, interest rate at 0.4455% per month, paid in full, March 2010		440,100
Bank loan, interest rate at 0.4050% per month, paid in full, March 2010		264,060
Total bank loans	$13,114,750	$7,305,660

On August 2, 2010, Goldenway entered into a new two-year revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.5 million (RMB50 million). The Company is required to apply for a loan each time it needs to draw from this line of credit. The terms of each loan, such as maturity date and interest rate, are set out in each individual loan agreement. As of September 30, 2010, The Company had borrowed approximately $7.5 million (RMB50 million) under this agreement. These borrowings are guaranteed by Jiangsu Ever-Glory, an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These borrowings are also collateralized by the Company’s property and equipment.

On March 11, 2010, Ever-Glory Apparel entered into a new one-year line of credit agreement for approximately $7.5 million (RMB50 million) with Nanjing Bank. As of September 30, 2010, $2.1 million of bank loans outstanding under this agreement were guaranteed by Jiangsu Ever-Glory and Goldenway, $1.6 million of bank loans outstanding under this agreement were guaranteed by Jiangsu Ever-Glory and Goldenway and were collateralized by approximately $2 million of accounts receivable from wholesale customers. Approximately $3.8 million was unused and available. During October 2010, approximately $1.3 million of loans were repaid and an additional $0.4 million was borrowed under this agreement.  The loans which were collateralized by accounts receivable from wholesale customers are to be repaid upon receipt of payments from customers.

As of September 30, 2010, Ever-Glory Apparel had borrowed $246,000 from Bank of Communications which was guaranteed by Jiangsu Ever-Glory and Mr. Kang and collateralized by the approximately $330,000 of accounts receivable from wholesale customers. The maturity date for this loan is December, 2010. If the Company receives certain payments from customers before December 2010, the Company is to repay this loan at the same time the payments are received.

On December 7, 2009, Ever-Glory Apparel had borrowed approximately $0.7 million (RMB5 million) from Bank of Jiangsu. The loan is due in December 2010, bears interest at 5.31%, and is guaranteed by Jiangsu Ever-Glory.

As of September 30, 2010, Ever-Glory Apparel had borrowed $0.9 million (RMB6 million) from the Industry and Commercial Bank of China. The loan is due in December 2010, bears interest at 5.31%, and is guaranteed by Jiangsu Ever-Glory.

Total interest expense on bank loans amounted to $76,956, $264,928, $64,750 and $245,105 for the three and nine months ended September 30, 2010 and 2009, respectively.

Note 5 DERIVATIVE WARRANT LIABILITY

The Company has outstanding certain warrants that, in accordance with accounting guidance effective January 1, 2009, require liability classification because of certain provisions that may result in an adjustment to their exercise price. Accordingly, these warrants were retroactively reclassified as liabilities at January 1, 2009, resulting in a decrease in paid in capital of $976,000, an increase in retained earnings of $494,000, and the recognition of a liability of $482,000. The liability has been adjusted to fair value as of September 30, 2010 and 2009, resulting in an increase (decrease) in the liability of $621,600, $692,800, ($143,000) and ($725,000) for the three and nine months ended September 30, 2010 and 2009, respectively.

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant liabilities. Key assumptions used to apply these models are as follows:

	September 30, 2010	September 30, 2009
Expected term	2.68 years	3.68 years
Volatility	101.04%	111.24%
Risk-free interest rate	1.0%	2.4%
Dividend yield	0%	0%

NOTE 6 INCOME TAX

Pre-tax income for the three and nine months ended September 30, 2010 and 2009 was taxable in the following jurisdictions.

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
PRC	$1,019,792	$880,545	$3,015,835	$4,271,595
Others	1,091,187	1,036,280	1,935,073	404,854
	$2,110,979	$1,916,825	$4,950,908	$4,676,449

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

In 2010 and 2009, LA GO GO’s income tax rate was 25%.

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
PRC statutory rate	25.0	25.0	25.0	25.0
Income tax exemption	(0.5)	(9.1)	(1.6)	(11.0)
Other	3.4	(1.1)	(0.5)	2.2
Effective income tax rate	27.9%	14.8%	22.9%	16.2%

Income tax expense for the three and nine months ended September 30, 2010 and 2009 is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Current	$17,038	$58,504	$153,090	$467,713
Deferred	267,876	71,975	536,604	224,493
Income tax expense	$284,914	$130,479	$689,694	$692,206

NOTE 7 EARNINGS PER SHARE

Earnings per share is calculated as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Net income attributable to the Company	$1,826,065	$1,793,898	$4,202,513	$4,009,254
Weighted average number of common stock – Basic	14,750,294	13,558,326	14,734,919	13,546,116
Weighted average number of common stock – Diluted	14,750,294	13,558,326	14,734,919	13,546,116

Earnings per share - basic	$0.12	$0.13	$0.29	$0.30
Earnings per share -diluted	$0.12	$0.13	$0.29	$0.30

For the three and nine months ended September 30, 2010 and 2009, the Company excluded 913,182 warrants outstanding from diluted earnings per share because the exercise price of $3.20 exceeded the average trading price of $2.57, $3.06, $1.83 and $2.03, respectively, making these warrants anti-dilutive.

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

On June 1, 2010, the Company issued 27,565 shares of restricted common stock to a third party as part of the consideration for the acquisition of Catch-Luck and New-Tailun.

On July 19, 2010, the Company issued 2,498 shares of common stock to the Company’s three independent directors as compensation for their services in the first and second quarters of 2010. The shares were valued at $2.98 per share, which was the average market price of the common stock for the five days before the grant date.

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

Sales and Cost of Sales to Related Parties

Sales and cost of sales for the three and nine months ended September 30, 2009, were from transactions with Nanjing Knitting, Jiangsu Ever-Glory and Shanghai La Chapell. There were no sales to related parties for the three and nine months ended September 30, 2010.

Purchases of raw materials and sub contractor agreements with Related Parties

For the three and nine months ended September 30, 2010 and 2009, the Company purchased raw materials of $805,227, $1,706,072, $462,065, and $818,214, respectively, from Nanjing Knitting.

In addition, the Company sub-contracted certain manufacturing work to related parties totaling $1,119,336, $2,860,237, $270,172 and $1,173,830 for the three and nine months ended September 30, 2010 and 2009, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Nanjing High-Tech	$46,376	$111,654	$94,176	$520,598
Nanjing Ever-Kyowa	290,694	158,518	802,880	653,232
Jiangsu Ever-Glory	172,684		267,362
Ever-Glory Vietnam	509,821		1,231,329
Ever-Glory Cambodia	99,761		464,490
	$1,119,336	$270,172	$2,860,237	$1,173,830

Amounts Due From Related Party

Jiangsu Ever-Glory International Group Corp., (“Jiangsu Ever-Glory”) is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by the Company’s Chief Executive Officer. Because of restrictions on the Company’s ability to directly import and export products, the Company utilizes Jiangsu Ever-Glory as its agent, to assist the Company with its import and export transactions and its international transportation projects. Import transactions primarily consist of purchases of raw materials and accessories designated by the Company’s customers for use in garment manufacture. Export transactions consist of the Company’s sales to foreign markets such as Japan, Europe and the United States. As the Company’s agent, Jiangsu Ever-Glory’s responsibilities include managing customs, inspection, transportation, insurance and collections on behalf of the Company. Jiangsu Ever-Glory also manages transactions denominated in currencies other than the Chinese RMB at rates of exchange agreed between the Company and Jiangsu Ever-Glory and based upon rates of exchange quoted by the People’s Bank of China. In return for these services, Jiangsu Ever-Glory charges the Company a fee of approximately 3% of export sales.  For import transactions, the Company may make advance payments, through Jiangsu Ever-Glory, for the raw material purchases, or Jiangsu Ever-Glory may make advance payments on the Company’s behalf. For export transactions, accounts receivable for export sales are remitted by the Company’s customers through Jiangsu Ever-Glory, who forwards the payments to the Company. The Company and Jiangsu Ever-Glory have agreed that balances from import and export transactions may be offset.  Amounts due to (from) Jiangsu Ever-Glory are typically settled within 60-90 days. Interest of 0.5% is charged on net amounts due at each month end. Interest (expense)/income for the three and nine months ended September 30, 2010 and 2009 was ($3,177), $49,171, $179,560 and $443,051, respectively. Following is a summary of import and export transactions for the nine months ended September 30, 2010:

	Accounts Receivable	Accounts Payable	Net
As of January 1, 2010	$15,745,543	$2,390,659	$13,354,884
Sales/Purchases	$15,696,889	$577,073
Payments Received/Made	$14,941,340	-
As of September 30, 2010	$16,501,092	$2,967,732	$13,533,360

Approximately 25% of the receivable balance at September 30, 2010 was settled by November 11, 2010.

Accounts Payable and Other Payables – Related Parties

As of September 30, 2010 and December 31, 2009, accounts payable and other payables due to related parties were as follows:

	2010	2009
Nanjing High-Tech	$256,405	$153,660
Nanjing Ever-Kyowa	428,771	335,546
Ever-Glory Vietnam	83,136	-
Shanghai La Chapelle Garment and Accessories Company Limited	-	293,400
Total	$768,312	$782,606

The Company purchases raw materials from and subcontracts some of its production to related parties.

In February, July and August 2009, LA GO GO borrowed $293,400 (RMB 2 million) from La Chapelle for operations. This loan is interest free and due on demand.

On April 2, 2010, Goldenway sold its 10% equity interest in La Chapelle to two third parties. Accordingly, at September 30, 2010, the amount owed to La Chapelle of $299,400 (RMB 2 million) was reclassified to other payables.

Loans from Related Party

As of September 30, 2010 and December 31, 2009 the Company owed $1,987,089 and $2,575,759, respectively to Blue Power Holdings Limited, a company controlled by the Company’s Chief Executive Officer, Mr. Kang. Interest is charged at 6% per annum on the amounts due. The loans are due between July 2010 and April 2011. For the three and nine months ended September 30, 2010 and 2009, the Company incurred interest expense of $16,514, $61,360, $29,265, and $87,794, respectively. The accrued interest is included in the carrying amount of the loan in the accompanying balance sheets. During 2010, the Company repaid $650,030 to Blue Power Holdings Limited.

NOTE10 CONCENTRATIONS AND RISKS

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Based on management’s assessment of the amount of probable credit losses, if any, in existing accounts receivable, management has concluded that no allowance for doubtful accounts is necessary at September 30, 2010 and December 31, 2009. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts. If judgments regarding the collectability of accounts receivable were incorrect, adjustments to the allowance may be required, which would reduce profitability.

For the nine-month period ended September 30, 2010, the Company had one wholesale customer that represented approximately 25.6% of the Company’s revenues. For the three-month period ended September 30, 2010, the Company had one wholesale customer that represented approximately 19.3% of the Company’s revenues. For the nine-month period ended September 30, 2009, the Company had two wholesale customers that represented approximately 29.0% and 12.8% of the Company’s revenues. For the three-month period ended September 30, 2009, the Company had two wholesale customers that represented approximately 20.9% and 23.6% of the Company’s revenues.

During the three and nine months ended September 30, 2010 and 2009, no supplier represented more than 10% of the total raw materials purchased.

For the wholesale business, during the nine months ended September 30, 2010, the Company relied on one manufacturer for 16% of purchased finished goods. During the three months ended September 30, 2010, the Company relied on one manufacturer for 15% of purchased finished goods. During the nine months ended September 30, 2009, the Company relied on two manufacturers for 17.9% and 11.4% of purchased finished goods. During the three months ended September 30, 2009, the Company relied on two manufacturer for 17.7% and 15.1% of purchased finished goods.

For the retail business, during the nine months ended September 30, 2010, the Company relied on one manufacturer for 10.5% of purchased finished goods. During the three months ended September 30, 2010, the Company did not rely on any manufacturer for purchased finished goods. During the nine months ended September 30, 2009, the Company relied on one manufacturer for 10.0% of purchased finished goods. During the three months ended September 30, 2009, the Company did not rely on any manufacturer for purchased finished goods.

The Company’s revenues for the three and nine months ended September 30, 2010 and 2009 were earned in the following geographic areas:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
The People’s Republic of China	$9,393,627	$3,874,932	$24,875,204	$10,002,626
Germany	4,931,175	4,654,948	16,131,127	17,213,122
United Kingdom	3,387,371	3,639,529	9,582,530	10,384,466
Europe-Other	6,435,129	3,679,159	13,640,478	7,853,174
Japan	3,531,122	3,106,222	8,112,740	10,347,924
United States	4,257,550	5,981,931	8,835,939	10,768,725
Total	$31,935,974	$24,936,721	$81,178,018	$66,570,037

NOTE 11 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)  Wholesale segment

(b)  Retail segment

The Company also provides general corporate services to its segments and these costs are reported as "corporate and others."

	Wholesale		Corporate and
	segment	Retail segment	others	Total
Nine months ended September 30, 2010 Segment profit or loss:
Net revenue from external customers	$63,262,764	$17,915,254	$-	$81,178,018
Net revenue from related parties	$-	$-	$-	$-
Income from operations	$3,463,709	$1,053,257	$(421,175)	$4,095,791
Interest income	$104,089	$1,458	$2	$105,549
Interest expense	$255,420	$9,508	$61,362	$326,290
Depreciation and amortization	$735,536	$945,775	$-	$1,681,311
Income tax expense	$424,347	$265,347	$-	$689,694
Segment assets:
Additions to property, plant and equipment	$287,594	$599,822	$-	$887,416
Total assets	$93,048,802	$12,432,382	$60,572,236	$166,053,420

Nine months ended September 30, 2009 Segment profit or loss:
Net revenue from external customers	$59,305,945	$7,188,520	$-	$66,494,465
Net revenue from related parties	$75,572	$-	$-	$75,572
Income from operations	$5,311,244	$(67,264)	$-	$5,243,980
Interest income	$445,117	$-	$-	$445,117
Interest expense	$245,105	$-	$87,795	$332,900
Depreciation and amortization	$753,866	$758,223	$-	$1,512,089
Income tax expense	$692,206	$-	$-	$692,206
Segment assets:
Additions to property, plant and equipment	$76,469	$907,877	$-	$984,346
Total assets	$58,779,581	$5,529,624	$47,504,883	$111,814,088

The reconciliations of segment information to the Company’s consolidated totals were as follows:

	September 30, 2010	September 30, 2009
Revenues:
Total reportable segments	$81,178,018	$66,570,037
Elimination of intersegment revenues	-
Total consolidated	$81,178,018	$66,570,037
Income (loss) from operations:
Total segments	$4,095,791	$5,243,980
Elimination of intersegment profits	-	-
Total consolidated	$4,095,791	$5,243,980
Total assets:
Total segments	$166,053,420	$111,814,088
Elimination of intersegment receivables	$(90,209,755)	$(57,443,102)
Total consolidated	$75,843,665	$54,370,986

	Wholesale		Corporate and
	segment	Retail segment	others	Total
Three months ended September 30, 2010 Segment profit or loss:
Net revenue from external customers	$25,606,798	$6,329,176	$-	$31,935,974
Net revenue from related parties	$-	$-	$-	$-
Income from operations	$1,149,439	$517,329	$(99,797)	$1,566,971
Interest income	$11,797	$4	$1	$11,802
Interest expense	$73,650	$3,306	$16,514	$93,470
Depreciation and amortization	$243,911	$325,522	$-	$569,433
Income tax expense	$156,396	$128,518	$-	$284,914
Segment assets:
Additions to property, plant and equipment	$47,666	$124,891	$-	$172,557
Total assets	$93,048,802	$12,432,382	$60,572,236	$166,053,420

Three months ended September 30, 2009 Segment profit or loss:
Net revenue from external customers	$22,247,762	$2,622,738	$-	$24,870,500
Net revenue from related parties	$66,221	$-	$-	$66,221
Income from operations	$1,992,626	$(19,143)	$-	$1,973,483
Interest income	$180,431	$(341)	$(1)	$180,089
Interest expense	$64,750	$-	$29,266	$94,016
Depreciation and amortization	$250,528	$274,420	$-	$524,948
Income tax expense	$130,479	$-	$-	$130,479
Segment assets:
Additions to property, plant and equipment	$13,526	$847,941	$-	$861,467
Total assets	$58,779,581	$5,529,624	$47,504,883	$111,814,088

The reconciliations of segment information to the Company’s consolidated totals were as follows:

	September 30, 2010	September 30, 2009
Revenues:
Total reportable segments	$31,935,974	$24,936,721
Elimination of intersegment revenues	-
Total consolidated	$31,935,974	$24,936,721
Income (loss) from operations:
Total segments	$1,566,971	$1,973,483
Elimination of intersegment profits	-	-
Total consolidated	$1,566,971	$1,973,483
Total assets:
Total segments	$166,053,420	$111,814,088
Elimination of intersegment receivables	$(90,209,755)	$(57,443,102)
Total consolidated	$75,843,665	$54,370,986

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months and nine months ended September 30, 2010 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We are a leading apparel supply-chain manager and retailer in China. We are listed on the NYSE Amex under the symbol of “EVK”.

We classify our businesses into two segments: Wholesale and Retail. Our wholesale business consists of wholesale-channel sales made principally to owners of famous brands, department stores and specialty stores located throughout Europe, the U.S., Japan and the People’s Republic of China (“PRC”). We focus on well-known, middle-to-high grade casual wear, sportswear, and outerwear brands. Our retail business consists of retail-channel sales directly to consumers through full-price retail stores located throughout the PRC.

Although we have our own manufacturing facilities, we currently outsource most of the manufacturing to our long-term contractors as part of our overall business strategy. We believe outsourcing allows us to maximize our production capacity and maintain flexibility while reducing capital expenditures and the costs of keeping skilled workers on production lines during low seasons. We oversee our long-term contractors with our advanced management solutions and inspect products manufactured by them to ensure that they meet our high quality control standards and timely delivery.

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

Retail Business

The business objective for our retail segment is to establish a leading brand of women’s apparel and to build a nationwide retail network in China. As of September 30, 2010, we have 214 stores (including store-in-stores) which include 61 stores that were opened in 2010 and 32 stores that were closed in 2010. As of November 11, 2010, the Company had approximately 250 LA GO GO retail stores, We expect to open additional 30-40 stores before the end of the year.

. We believe that our growth opportunities and continued investment initiatives include:

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

Retail business

For store-in-store shops, we generally receive payments from the stores between 60 and 90 days following the date of the register receipt. For our own flagship stores, we receive payments at the same time as the register receipt.

Global Economic Uncertainty

Our business is dependent on consumer demand for our products. We believe that the significant uncertainty in the global economy and a slowdown in the U.S. and EU economies have increased our clients’ sensitivity to the cost of our products. We have experienced continued pricing pressure this year. If the global economic environment continues to be weak, these worsening economic conditions could have a negative impact on our sales growth and operating margins in our wholesale segment in 2011.

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

Results of Operations for the three months ended September 30, 2010 and 2009

The following table summarizes our results of operations for the three months ended September 30, 2010 and 2009. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three months ended September 30
	2010		2009
	(in U.S. Dollars, except for percentages)
Sales	$31,935,974	100.0%	$24,936,721	100.0%
Gross Profit	$6,352,142	19.9%	$4,633,705	18.6%
Operating Expense	$4,785,171	15.0%	$2,660,222	10.7%
Income From Operations	$1,566,971	4.9%	$1,973,483	7.9%
Other Income (Expenses)	$544,008	1.7%	$(56,658)	(0.2	) %
Income tax expenses	$284,914	0.9%	$130,479	0.5%
Net Income	$1,826,065	5.7%	$1,786,346	7.2%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended September 30, 2010 and 2009.

	Three months ended September 30, 2010	% of total sales	Three months ended September 30, 2009	% of total sales	Growth (Decrease) in 2010 compared with 2009
Wholesale business
The People’s Republic of China	$3,064,451	9.6%	$1,252,194	5.0%	144.73%
Germany	4,931,175	15.4	4,654,948	18.7	5.9
United Kingdom	3,387,371	10.6	3,639,529	14.6	(6.9)
Europe-Other	6,435,129	20.2	3,679,159	14.8	74.9
Japan	3,531,122	11.1	3,106,222	12.5	13.7
United States	4,257,550	13.3	5,981,931	24.0	(28.8)
Total wholesale business	25,606,798	80.2	22,313,983	89.5	14.8
Retail business	6,329,176	19.8	2,622,738	10.5	141.3
Total	$31,935,974	100.0%	$24,936,721	100.0%	28.1%

Revenues from our wholesale business mainly come from international markets. We also generate revenues from our retail business from Chinese domestic markets focusing on our own brand, LA GO GO.

Sales for the three months ended September 30, 2010 were $31,935,974, an increase of 28.1% from the three months ended September 30, 2009. The increase in our sales was primarily attributable to increased sales orders in our wholesales business to customers in the PRC, Europe and Japan and the increased sales in our retail business.

Sales generated from our wholesale business contributed 80.2% or $25.6 million of our total sales for the three months ended September 30, 2010, an increase of 14.8% compared to $22.3 million in the three months ended September 30, 2009. This increase was primarily due to the increased orders from customers in the PRC, Europe and Japan.

Sales generated from our retail business contributed 19.8% or $6.3 million of our total sales for the three months ended September 30, 2010, compared to 10.5% or $2.6 million in the three months ended September 30, 2009. This increase was primarily due to the increase of same store sales and new stores opened. In the third quarter of 2010 we opened 21 new LA GO GO stores. As of September 30, 2010, we have 214 LA GO GO retail stores (including store-in-stores) in total.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended September 30, 2010 and 2009.

	Three months ended September 30,
	2010		2009		Growth(Decrease) in 2010
	(in U.S. dollars, except for percentages)				compared with 2009
Net Sales for wholesale	$25,606,798	100.0%	$22,313,983	100.0%	14.8%
Raw Materials	12,541,213	49.0	10,907,279	48.9	15.0
Labor	931,186	3.6	808,146	3.6	15.2
Outsourced Production Costs	8,006,409	31.3	6,846,590	30.7	16.9
Other and Overhead	107,689	0.4	165,919	0.7	(35.1)
Total Cost of Sales for Wholesale	21,586,497	84.3	18,727,934	83.9	15.3
Gross Profit for Wholesale	4,020,301	15.7	3,586,049	16.1	12.1
Net Sales for Retail	6,329,176	100.0	2,622,738	100.0	141.3
Production Costs	2,235,296	35.3	686,195	26.1	225.8
Rent	1,762,039	27.8	888,887	33.9	98.2
Total Cost of Sales for Retail	3,997,335	63.2	1,575,082	60.0	153.8
Gross Profit for Retail	2,331,841	36.8	1,047,656	40.0	122.6
Total Cost of Sales	25,583,832	80.1	20,303,016	81.4	26.0
Gross Profit	$6,352,142	19.9%	$4,633,705	18.6%	37.1%

Raw material costs for our wholesale business were 49.0% of our total sales in the three months ended September 30, 2010, compared to 48.9% in the three months ended September 30, 2009.  The increase was mainly due to increased raw materials prices.

Labor costs for our wholesale business were 3.6% of our total sales in the three months ended September 30, 2010 and 2009.

Outsourced manufacturing costs for our wholesale business were 31.3% of our total sales in the three months ended September 30, 2010, compared to 30.7% in the three months ended September 30, 2009. The increase was mainly due to increased outsourcing cost because of the limited product capacity.

Overhead and other expenses for our wholesale business accounted for 0.4% of our total sales for the three months ended September 30, 2010, compared to 0.7% of total sales for the nine months ended September 30, 2009. This decrease was due to our better control over these expenses

Gross profit in our wholesale business for the three months ended September 30, 2010 was $4.0 million, an increase of 12.1% compared to the three months ended September 30, 2009. Gross margin was 15.7% for our wholesale business for the three months ended September 30, 2010, a decrease of 0.4% compared to 16.1% for the three months ended September 30, 2009. This decrease was primarily due to an increase in raw material prices and outsourced production costs.

Production costs for our retail business were $2.2 million or 35.3% of our total retail sales during the three months ended September 30, 2010 versus $0.7 million or 26.1% during the three months ended September 30, 2009. As a percentage of total retail sales the increase in the production costs was due to reducing tag prices for increased sales volume. Rent costs for our retail business were $1.8 million or 27.8% of our total retail sales during the three months ended September 30, 2010 versus $0.9 million or 33.9% during the three months ended September 30, 2009.The increase in rent costs resulted from an increase in the number of our stores. The decrease in rent costs as a percentage of total retail sales was due to an increase in same store sales during the third quarter of 2010.

Gross profit in our retail business for the three months ended September 30, 2010 was $2.3 million and gross margin was 36.8%. Gross profit in our retail business for the three months ended September 30, 2009 was $1.0 million and gross margin was 40.0%. The decrease was primarily due to the fact that we reduced our sales prices in order to increase our sales volume.

Total cost of sales for the three months ended September 30, 2010 was $25.6 million. As a percentage of total sales, our cost of sales decreased to 80.1% of total sales for the three months ended September 30, 2010, compared to 81.4% of total sales for the three months ended September 30, 2009. Consequently, gross margins increased to 19.9% for the three months ended September 30, 2010 from 18.6% for the three months ended September 30, 2009. The increase was primarily due to our retail business’s significant development.

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

	For the three months ended September 30
	2010		2009
	$		$		Increase
	(in U.S. Dollars, except for percentages)				(Decrease)
Gross Profit	$6,352,142	19.9%	$4,633,705	18.6%	37.1%
Operating Expenses:
Selling Expenses	2,283,606	7.2%	1,097,840	4.4%	108.0%
General and Administrative Expenses	2,501,565	7.8%	1,562,382	6.3%	60.1%
Total Operating Expenses	4,785,171	15.0%	2,660,222	10.7%	79.9%
Income from Operations	1,566,971	4.9%	1,973,483	7.9%	(20.6)%

Selling expenses were $2.3 million in the three months ended September 30, 2010, an increase of 108.0% or $1.2 million compared to the three months ended September 30, 2009. The increase was attributable to an increase in salaries and the number of retail staff as a result of increased stores, as well as the increased decoration and marketing expenses associated with the promotion of LA GO GO.

General and administrative expenses were $2.5 million in the three months ended September 30, 2010, an increase of 60.1% compared to the three months ended September 30, 2009. As a percentage of total sales, general and administrative expenses increased to 7.8% of total sales for the three months ended September 30, 2010, compared to 6.3% of total sales for the three months ended September 30, 2009. The increase was attributable to the increased payroll for additional management, design and marketing staff as a result of our business expansion.

Income from Operations

Income from operations decreased 20.6% to $1.6 million for the three months ended September 30, 2010 from $2.0 million in three months ended September 30, 2009.  The decrease was mainly due to the increased selling, general and administrative expenses.

Interest Expense

Interest expense was $93,470 for the three months ended September 30, 2010, a slight decrease compared to the same period in 2009.

Change in fair value of derivative liability

Change in fair value of derivative liability was $621,600 and $(143,000) for the three months ended September 30, 2010 and 2009, respectively, and was calculated based on the Black-Scholes pricing model.

Income Tax Expenses

Income tax expense for the three months ended September 30, 2010 was $284,914, an increase of 118.4% compared to the same period of 2009. The increase was primarily due to the increased profit of Goldenway, LA GO GO and Ever-Glory Apparel.

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

Ever-Glory International Group Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes through September 30, 2010. The net operating loss carry forwards for United States income taxes may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2030. Management believes that the realization of the benefits from these losses is uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero.

Net Income

Net income for the three months ended September 30, 2010 was $1,826,065, an increase of 2.2% compared to the same period in 2009. Our diluted earnings per share were $0.12 and $0.13 for the three months ended September 30, 2010 and 2009, respectively.

Results of Operations for the nine months ended September 30, 2010 and 2009

The following table summarizes our results of operations for the nine months ended September 30, 2010 and 2009. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Nine Months ended September 30,
	2010		2009
	(in U.S. Dollars, except for percentages)
Sales	$81,178,018	100.0%	$66,570,037	100.0%
Gross Profit	$16,289,147	20.1%	$13,855,421	20.8%
Operating Expense	$12,193,356	15.0%	$8,611,441	12.9%
Income From Operations	$4,095,791	5.0%	$5,243,980	7.9%
Other Income (Expenses)	$855,117	1.1%	$(567,531)	(0.9	) %
Income tax expenses	$689,694	0.8%	$692,206	1.0%
Net Income	$4,261,214	5.2%	$3,984,243	6.0%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the nine months ended September 30, 2010 and 2009.

	Nine		Nine		Growth(Decrease) in
	months ended	% of total	months ended	% of total	2010 compared with
	September 30, 2010	Sales	September 30, 2009	sales	2009
Wholesale business
The People’s Republic of China	$6,959,950	8.6%	$2,814,106	4.2%	147.3%
Germany	16,131,127	19.9	17,213,122	25.9	(6.3)
United Kingdom	9,582,530	11.8	10,384,466	15.6	(7.7)
Europe-Other	13,640,478	16.8	7,853,174	11.8	73.7
Japan	8,112,740	10.0	10,347,924	15.5	(21.6)
United States	8,835,939	10.9	10,768,725	16.2	(17.9)
Total wholesale business	63,262,764	77.9	59,381,517	89.2	6.5
Retail business	17,915,254	22.1	7,188,520	10.8	149.2
Total	$81,178,018	100.0%	$66,570,037	100.0%	21.9%

Revenues from our wholesale business are mainly from international markets. We also generate revenues from our retail business from Chinese domestic markets focusing on our own brand, LA GO GO.

Sales for the nine months ended September 30, 2010 were $81,178,018, an increase of 21.9% from the nine months ended September 30, 2009. The increase in our sales was primarily attributable to increased sales orders in our wholesale business to customers in China and the increased sales in our retail business.

Sales generated from our wholesale business contributed $63.3 million or 77.9% of our total sales for the nine months ended September 30, 2010, an increase of 6.5% compared to the same period of 2009. Although sales orders from our customers in China and Europe (excluding UK and Germany) increased during 2010, sales orders in other areas decreased due to increased raw material and labor costs which resulted in some lower margin orders which we discontinued.

Sales generated from our retail business contributed 22.1% or $17.9 million of our total sales for the nine months ended September 30, 2010, compared to 10.8% or $7.2 million in the nine months ended September 30, 2009.  The increase was primarily due to an increase in same store sales as well as sales from newly opened stores.

Costs and Expenses

 Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the nine months ended September 30, 2010 and 2009.

	Nine months Ended September 30,				Growth(Decrease)
	2010		2009		in 2010 compared
	(in U.S. dollars, except for percentages)				with 2009
Wholesale Sales	$63,262,764	100.0%	$59,381,517	100.0%	6.5%
Raw Materials	30,487,467	48.2	26,962,460	45.4	13.1
Labor	2,531,039	4.0	2,265,873	3.8	11.7
Outsourced Production Costs	19,632,537	31.0	18,523,838	31.2	6.0
Other and Overhead	442,928	0.7	569,559	1.0	(22.2)
Total Cost of Sales for Wholesale	53,093,971	83.9	48,321,731	81.4	9.9
Gross Profit for Wholesale	10,168,793	16.1	11,059,786	18.6	(8.1)
Net Sales for Retail	17,915,254	100.0	7,188,520	100.0	149.2
Production Costs	5,957,485	33.3	1,800,716	25.0	230.8
Rent	5,837,415	32.6	2,592,169	36.1	125.2
Total Cost of Sales for Retail	11,794,900	65.8	4,392,885	61.1	168.5
Gross Profit for Retail	6,120,354	34.2	2,795,635	38.9	118.9
Total Cost of Sales	64,888,871	79.9	52,714,616	79.2	23.1
Gross Profit	$16,289,147	20.1%	$13,855,421	20.8%	17.6%

Raw material costs for our wholesale business were 48.2% of our total sales in the nine months ended September 30, 2010, compared to 45.4% in the nine months ended September 30, 2009. The increase was mainly due to increased raw materials prices.

Labor costs for our wholesale business were 4.0% of our total sales in the nine months ended September 30, 2010, and increased 11.7% compared to the nine months ended September 30, 2009. The increase was mainly due to increased salaries for our workers.

Outsourced manufacturing costs for our wholesale business were 31.0% of our total sales in the nine months ended September 30, 2010, and decreased by 0.2% compared to the nine months ended September 30, 2009. This decrease was primarily attributable to outsourced orders of approximately $5.5 million to our related factories in Vietnam and Cambodia, for lower manufacturing costs.

Overhead and other expenses for our wholesale business accounted for 0.7% of our total sales for the nine months ended September 30, 2010, compared to 1.0% of total sales for the nine months ended September 30, 2009. This decrease was due to our better control over these expenses.

Gross profit in our wholesale business for the nine months ended September 30, 2010 was $10.2 million, a decrease of 8.1% compared to the nine months ended September 30, 2009. Gross margin was 16.1% for our wholesale business for the nine months ended September 30, 2010, a decrease of 2.5% compared to 18.6% for the nine months ended September 30, 2009. The decrease was mainly due to the increased raw material prices and labor costs.

Production costs for our retail business were $6.0 million or 33.3% of our total retail sales during the nine months ended September 30, 2010 versus $1.8 million or 25.0% during the nine months ended September 30, 2009. As a percentage of total retail sales the increase was due to reducing tag prices to increase sales volume. Rent costs for our retail business were $5.8 million or 32.6% of our total retail sales during the nine months ended September 30, 2010 versus $2.6 million or 36.1% during the nine months ended September 30, 2009.The increase in rent costs resulted from an increase in the number of our stores. The decrease in rent costs as a percentage of total retail sales was due to an increase in same store sales during 2010.

Gross profit in our retail business for the nine months ended September 30, 2010 was $6.1 million and gross margin was 34.2%. Gross profit in our retail business for the nine months ended September 30, 2009 was $2.8 million and gross margin was 38.9%. The decrease was primarily due to the fact that we adjusted the tag prices down in order to increase our sales volume.

Total cost of sales for the nine months ended September 30, 2010 was $64.9 million, an increase of 23.1% compared to the nine months ended September 30, 2009. As a percentage of total sales, our cost of sales increased to 79.9% of total sales for the nine months ended September 30, 2010, compared to 79.2% of total sales for the nine months ended September 30, 2009. Consequently, gross margins decreased to 20.1% for the nine months ended September 30, 2010 from 20.8% for the nine months ended September 30, 2009.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. For our wholesale business, purchases from our five largest suppliers represented approximately 20.5 % and 18.3% of raw material purchases for the nine months ended September 30, 2010 and 2009, respectively. No one supplier provided more than 10.0% of our raw material purchases for the nine months ended September 30, 2010 and 2009. For our retail business, purchases from our five largest suppliers represented approximately 26.8 % and 31.8% of raw material purchases for the nine months ended September 30, 2010 and 2009. No one supplier provided more than 10% of our total purchases for the nine months ended September 30, 2010 and 2009.We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

We also purchase finished goods from contract manufacturers. For our wholesale business, purchases from our five largest contract manufacturers represented approximately 38.3% and 41.6% of finished goods purchases for the nine months ended September 30, 2010 and 2009, respectively. One contract manufacturer provided approximately 16.1% of our finished goods purchases for the nine months ended September 30, 2010.Two contract manufacturers provided approximately 17.9% and 11.4% of our finished goods purchases for the nine months ended September 30, 2009. For our retail business, our five largest contract manufacturers represented approximately 31.1% and 37.8% of finished goods purchases for the nine months ended September 30, 2010 and 2009, respectively. One contract manufacturer provided 10.5% and 10.0% of our finished goods purchases for the nine months ended September 30, 2010 and 2009, respectively. We have not experienced difficulty in obtaining finished products from our contract manufacturers and we believe we maintain good relationships with our contract manufacturers.

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

	For the nine months ended September 30,
	2010		2009
	$		$		Increase
	(in U.S. Dollars, except for percentages)				(Decrease)
Gross Profit	$16,289,147	20.1%	$13,855,421	20.8%	17.6%
Operating Expenses:
Selling Expenses	6,032,491	7.4%	2,903,655	4.4%	107.8%
General and Administrative Expenses	6,160,865	7.6%	5,707,786	8.6%	7.9%
Total Operating Expenses	12,193,356	15.0%	8,611,441	12.9%	41.6%
Income from Operations	4,095,791	5.0%	5,243,980	7.9%	(21.9%)

Selling expenses were $6.0 million in the nine months ended September 30, 2010, an increase of 107.8% or $3.1 million compared to the nine months ended September 30, 2009. The increase was attributable to an increase in salaries and the number of retail staff as a result of increased retail stores, as well as increased decoration and marketing expenses associated with the promotion of LA GO GO.

General and administrative expenses were $6.2 million in the nine months ended September 30, 2010, an increase of 7.9% compared to the nine months ended September 30, 2009. As a percentage of total sales, general and administrative expenses decreased to 7.6% of total sales for the nine months ended September 30, 2010, compared to 8.6% of total sales for the nine months ended September 30, 2009. The decrease was due to better control over these expenses.

Income from Operations

Income from operations decreased 21.9% to $4.1 million for the nine months ended September 30, 2010 from $5.2 million in nine months ended September 30, 2009.The decrease was mainly attributable to the increased selling expenses associated with the promotional of LAGOGO.

Interest Expense

Interest expense was $326,290 for the nine months ended September 30, 2010, a slight decrease compared to the same period in 2009.

Change in fair value of derivative liability

Change in fair value of derivative liability was $692,800 and ($725,000) for the nine months ended September 30, 2010 and 2009, respectively, and was calculated based on the Black-Scholes pricing model.

Gain on sale of investment

In April, 2010, Goldenway sold its 10% equity interest in La Chapelle to two third parties for RMB12.36 million ($1.8 million) and recorded a gain on the sale of RMB2.36 million ($346,188).

Income Tax Expenses

Income tax expense for the nine months ended September 30, 2010 was $689,694, a slight decrease compared to the same period in 2009.

Net Income

Net income for the nine months ended September 30, 2010 was $4,261,214, an increase of 7.0% compared to the same period in 2009. Our diluted earnings per share were $0.29 and $0.30 for the nine months ended September 30, 2010 and 2009, respectively.

Noncontrolling Interest

On January 9, 2008, Goldenway entered into an Agreement with La Chapelle to form a joint venture to develop, promote and market a new line of women’s wear in China. Goldenway agreed to initially invest RMB 6 Million (approximately $826,200) in cash, and La Chapelle agreed to invest RMB 4 Million (approximately $553,040) in cash, for a 60% and 40% interest in the joint venture, respectively. The joint venture is included in the Company’s consolidated financial statements from 2008, and the 40% interest held by La Chapelle is classified as a noncontrolling interest. On April 23, 2010, Ever-Glory Apparel acquired the noncontrolling interest in LA GO GO from La Chapelle for approximately RMB6 million ($0.9 million).

Summary of Cash Flows

The following table summarizes our cash flows for the nine months periods indicated:

	For the nine months ended September 30,
	2010	2009
Net cash (used in) provided by operating activities	$(4,728,934)	$4,196,364

Net cash used in investing activities	$(858,307)	$(955,809)

Net cash provided by (used in) financing activities	$4,942,614	$(1,143,402)

Net cash used in operating activities for the nine months ended September 30, 2010 was $4,728,934 compared with net cash provided by operating activities of $4,196,364 during the nine months ended September 30, 2009. This decrease was mainly attributable to increases in retail inventories, advances on inventory purchases, value added tax receivable and decrease in accounts payable as we shortened the payment period to the suppliers.

Net cash used in investing activities was $858,307 for the nine months ended September 30, 2010, compared with $955,809 during the nine months ended September 30, 2009. The decrease was mainly due to decreased equipment purchases.

Net cash provided by financing activities was $4,942,614 for the nine months ended September 30, 2010, compared with net cash used in financing activities of $1,143,402 during the nine months ended September 30, 2009. During 2010 we repaid $12,822,795 of bank loan and received bank loans proceeds of $18,415,439.  During 2010 we also repaid $650,030 of loans from a related party.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $2,983,299, other current assets of $58,057,896 and current liabilities of $38,491,367. We presently finance our operations primarily from cash flows from operations and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs.

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

On July 6, 2010, Goldenway entered into a new two-year revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.5 million (RMB50 million). As of September 30, 2010, we borrowed approximately $7.5 million (RMB50 million) under this agreement. Bank loans are guaranteed by Jiangsu Ever-Glory and secured by our facilities.

On March 11, 2010, Ever-Glory Apparel entered into a new one-year line of credit agreement for approximately $7.5 million (RMB50 million) with Nanjing Bank. The loan is guaranteed by Jiangsu Ever-Glory and Goldenway. As of September 30, 2010, $3.7 million of bank loans were outstanding under this agreement and approximately $3.8 million was unused and available.

As of September 30, 2010, Ever-Glory Apparel borrowed $0.9 million (RMB6 million) from the Industry and Commercial bank of China. The loan is due in December 2010, bears interest at 5.31% and is guaranteed by Jiangsu Ever-Glory.

As of September 30, 2010, Ever-Glory Apparel borrowed $246,000 from Bank of Communications which was guaranteed by Jiangsu Ever-Glory, Mr. Kang and collecteralized by the approximately $330,000 accounts receivable from wholesale customers. The maturity date for this loan is December, 2010. If the Company receives a certain payments from customers before December 2010 the Company is to repay this loan at the same time the payments are received.

On December 7, 2009, Ever-Glory Apparel borrowed approximately $0.7 million (RMB5 million) from Bank of Jiangsu. The loan is due in December 2010, bears interest at 5.31% and is guaranteed by Jiangsu Ever-Glory.

All bank loans are used to fund our daily operations.

Loans from related party

As of September 30, 2010, the amount owing to Blue Power Holding Ltd, an entity controlled by Mr. Edward Yihua Kang, was $1,987,089. Interest accrued on the loan to Blue power totaled $16,514 and $61,360 for the three and nine months ended September 30, 2010.

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

As of September 30, 2010, we had access to $15 million in lines of credit, of which $3.8 million was unused and is currently available. These credit facilities do not include any covenants.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004 the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of September 30, 2010, the market foreign exchange rate had increased to 6.68 RMB to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future, and will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel and LA GO GO (whose functional currency is the RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expense items are translated at the average exchange rate for the period. All exchange differences are recorded within equity. The foreign currency translation  gain (loss) for the three and nine months ended September 30, 2010 and 2009 was $575,350, $46,364, $747,798, $(36,947) respectively.

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

Interest Rates: Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. On September 30, 2010, we had $2,983,299 in cash and cash equivalents. A hypothetical 5% increase or decrease in either short term or long term interest rates would not have any material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates: We pay our suppliers and employees in Chinese RMB, however, most of our wholesales customers are located in the U.S., Japan and Europe and we generate sales from them in U.S. Dollars, Euros and British Pounds. Accordingly, our business has substantial exposure to changes in exchange rates between and among the Chinese RMB, the U.S. Dollar, the Euro and the British Pound. In the last decade, the RMB has been pegged at 8.2765 RMB to one U.S. Dollar. On July 21, 2005 it was revalued to 8.11 per U.S. Dollar. Following the removal of the peg to the U.S. Dollar and pressure from the United States, the People’s Bank of China also announced that the RMB would be pegged to a basket of foreign currencies, rather than being strictly tied to the U.S. Dollar, and would be allowed to float trade within a narrow 0.3% daily band against this basket of currencies. The PRC government has stated that the basket is dominated by the U.S. Dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British Pound, Thai Baht, Russian Ruble, Australian Dollar, Canadian Dollar and Singapore Dollar. There can be no assurance that the relationship between the RMB and these currencies will remain stable over time, especially in light of the significant political pressure on the Chinese government to permit the free flotation of the RMB, which could result in greater and more frequent fluctuations in the exchange rate between the RMB, the U.S. Dollar and the Euro. On September 30, 2010, the exchange rate between the RMB and U.S. Dollar was 6.68 RMB to one U.S. Dollar. For additional discussion regarding our foreign currency risk, see the section titled Risk Factors in the Annual Report on Form 10-K for fiscal year ended on December 31, 2009. Fluctuation in the value of Chinese RMB relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.

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

As of September 30, 2010, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that as a result of material weaknesses in internal control over financial reporting discussed in item 9A(T) of our annual report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Remediation Measures for Material Weaknesses

As stated in our 2009 Form 10-K, our management concluded that, based on the assessment of our principal executive officer and principal financial officer, our internal controls over financial reporting were not effective as of December 31, 2009.

We are in the process of taking remedial measures to address the material weaknesses identified in our 2009 Form 10-K.  In April 2010 we appointed a new independent director who serves as the Audit Committee Chairman, and who together with the other members of the Audit Committee, oversees the preparation of the financial statements included in Item 1 of this quarterly report on Form 10-Q. During the first quarter of 2010, we also reorganized our accounting department and we now have a dedicated internal control department headed by a full-time internal control manager. Management believes the measures described above improved our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) with respect to the preparation of the financial statements for the quarter ended September 30, 2010. We will continue to develop and implement our remediation plan to address the material weaknesses identified in the 2009 Form 10-K.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July, 2010, the Company issued 2,498 shares of common stock to the Company’s three independent directors as compensation for their services in the first and second quarters of 2010. The shares were valued at $2.98 per share, which was the average market price of the common stock for the five days before the grant date.

The above transactions were not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof and/or Rule 506 of Regulation D promulgated thereunder as transactions by the Company not involving any public offering.

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

November 12, 2010	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jiansong Wang
Jiansong Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)