Form 10-K
period 2010-12-31
Ever-Glory International Group, Inc.
filed 2011-03-31
CIK 943184

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Nanjing, Jiangsu Province,
Peoples Republic of China

(Address of principal executive offices) (Zip Code)

86-25-52096875
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2010, 14,748,285 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2010, the last business day of the 2nd fiscal quarter, was approximately $ 11,262,213 based on the closing price of $ 3.00 for the registrant’s common stock as reported on the NYSE Amex LLC. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

As of March 25, 2011, there were 14,755,494 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EVER-GLORY INTERNATIONAL GROUP, INC.
FORM 10-K
For the Year Ended December 31, 2010

Cautionary Note Regarding Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

•	Competition within our industry;

•	Seasonality of our sales;

•	Our investments in new product development;

•	Our plans to open new retail stores;

•	Our ability to integrate our acquired businesses;

•	Our relationships with our major customers;

•	The popularity of our products;

•	Relationships with suppliers and cost of supplies;

•	Financial and economic conditions in Asia, Japan, Europe and the U.S.;

•	Regulatory requirements in the PRC and countries in which we operate;
•	Anticipated effective tax rates in future years;

•	Regulatory requirements affecting our business;

•	Currency exchange rate fluctuations;

•	Our future financing needs; and

•	Our ability to attract additional investment capital on attractive terms.

Forward-looking statements also include the assumptions underlying or relating to any of the foregoing or other such statements. When used in this report, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” and similar expressions are generally intended to identify forward-looking statements.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in “Risk Factors” in Item 1A of this Annual Report. These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward looking statements made in connection with this annual report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events. Further, the information about our intentions contained in this document is a statement of our intention as of the date of this document and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

PART I

Item 1. BUSINESS

Overview and Corporate History

Ever-Glory International Group, Inc., sometimes referred to in this report as “Ever-Glory”, the “Company,”  ”we”, or “us”, through its subsidiaries, is an apparel supply chain management provider, manufacturer, distributor and retailer based in the People’s Republic of China, with customers in China, the United States, Europe and Japan.  Our business is focused on middle to high-end casual wear, outerwear and sportswear brands for men, women and children.  As a holding company, we oversee the operations of our subsidiaries and provide our subsidiaries with resources and services in financial, legal, administrative and other areas. The Company was incorporated in Florida on October 19, 1994. We changed our name from Andean Development Corporation to “Ever-Glory International Group, Inc.” on November 17, 2005.

The following is a description of our corporate history and structure:

Perfect Dream Limited (“Perfect Dream”) was incorporated in the British Virgin Islands on July 1, 2004. Perfect Dream was originally formed as a holding company, and it became our wholly-owned subsidiary as a result of a share exchange transaction completed in November 2005.

In January 2005, Perfect Dream acquired 100% of Goldenway Nanjing Garments Company Limited (“Goldenway”). Goldenway, a wholly foreign-owned enterprise in People’s Republic of China (“PRC”) was incorporated on December 31, 1993. Goldenway is principally engaged in outsourcing and sale of garments. Prior to acquisition by Perfect Dream, Goldenway was a joint venture held by Jiangsu Ever-Glory International Group Corporation (“Jiangsu Ever-Glory”).

On November 9, 2006, Perfect Dream entered into a purchase agreement with Ever-Glory Enterprises (HK) Limited (“Ever-Glory Hong Kong”) whereby we acquired a 100% interest in Nanjing New-Tailun Garments Co, Ltd. (“New-Tailun”) from Ever-Glory Hong Kong. New-Tailun is a 100% foreign-owned enterprise incorporated in the PRC and is engaged in the manufacturing and sale of garments.

On August 27, 2007, we acquired Nanjing Catch-Luck Garments Co, Ltd. (“Catch-Luck”), which further expanded our production capacity. Catch-Luck is primarily engaged in the manufacturing and sale of garments in China.

Shanghai La Go Go Fashion Company Limited (“LA GO GO”), a joint venture of Goldenway and Shanghai La Chapelle Garment and Accessories Company Limited (“La Chapelle”), was incorporated in the PRC on January 24, 2008.   Goldenway invested approximately $0.8 million (approximately RMB 6.0 million) in cash, and La Chapelle invested approximately $0.6 million (RMB 4.0 million) in cash, for a 60% and 40% ownership interest, respectively, in LA GO GO.  In connection with the formation of LA GO GO, Goldenway made a strategic investment in La Chapelle by acquiring a 10% equity in La Chapelle with a cash payment of RMB 10 million (approximately USD$1.35 million). The business objective of the joint venture is to establish and create a leading brand of ladies’ garments for the mainland Chinese market.  On March 23, 2009, Goldenway transferred all of its ownership interest in LA GO GO to Ever-Glory International Group Apparel Inc.(“Ever-Glory Apparel”), a wholly owned subsidiary of Goldenway. On April 23, 2010, Ever-Glory Apparel acquired the 40% non-controlling interest in LA GO GO from La Chapelle for approximately $0.9 million (RMB 6.2 million), bringing our ownership in LA GO GO to 100%. In connection with such acquisition, and in order to focus on our core business, Golden Way sold the 10% equity interest in La Chapelle to the original shareholders of La Chapelle and, in return, received a total cash payment of RMB 12.36 million (approximately $1.8 million).

Ever-Glory Apparel was incorporated in the PRC on January 6, 2009.  Goldenway invested approximately $6,6 million (RMB45.0 million) into Ever-Glory Apparel. Ever-Glory Apparel is principally engaged in the import and export of apparel, fabric and accessories. Ever-Glory Apparel began to function as our primary import and export agent during 2010.

Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”), a wholly-owned subsidiary of Perfect-Dream, was incorporated in Samoa on September 15, 2009. Ever-Glory HK is principally engaged in the import and export of apparel, fabric and accessories.

Ever-Glory Apparel and Ever-Glory HK focus on the import and export business.  Goldenway focuses primarily on quality and production control, and coordinating with outsourced contract manufacturers. New-Tailun focuses on the Japanese market, and has strengths in the design, production, sale and marketing of jeans and trousers. Catch-Luck is geared toward the European market, and it designs and makes products that complement the product lines of our other subsidiaries. LA GO GO focuses on establishing and creating a leading brand of ladies’ apparel for the mainland Chinese market.

As a result of the foregoing acquisitions and transactions, we presently own and operate five subsidiaries in China. Our corporate structure is illustrated below.

Ever-Glory International Group, Inc.
(NYSE AMEX: EVK)
100%
Perfect Dream Limited
(BVI)
100%
Goldenway Nanjing Garments Company Limited (PRC) ("Goldenway")
Nanjing Catch-Luck Garments Company Limited (PRC) ("Catch-Luck")
Nanjing New-Tailun Garments Company Limited (PRC) ("New-Tailun")
Ever-Glory International Group (HK), Ltd.
100%
Ever-Glory International Group Apparel Inc. (PRC) ("Ever-Glory Apparel")
100%
Shanghai La Go Go Fashion Company Limited (PRC) ("La Go Go")

Business Operations

Our wholesale operations include manufacturing and worldwide sale of apparel to well-known casual wear, sportswear and outerwear brands and retailers in major markets. We manufacture our apparel products in two manufacturing facilities owned by Catch-Luck and New-Tailun, which are located in the Nanjing Jiangning Economic and Technological Development Zone and Shang Fang Town, respectively, in Nanjing, China. We conduct our original design manufacturing (“ODM”) operations through three wholly-owned subsidiaries in China: Goldenway, New-Tailun, and Catch-Luck. In our fiscal year ended December 31, 2010, our wholesales segment achieved total sales of US$104,845,550.

Although we have our own manufacturing capacity, we currently outsource most of the manufacturing to our strategic long term contractors as part of our overall business strategy. Outsourcing allows us to maximize our production capacity and remain flexible while reducing capital expenditures and the costs of keeping skilled workers on production lines during times of seasonally lower sales. We inspect products manufactured by our long-term contractors to ensure that they meet our high quality control standards. Total annual output from our manufacturing facilities and outsourced partners is more than 17 million pieces in 2010. See Production and Quality Control below.

Our retail operation is conducted by our subsidiary, LA GO GO, whose business objective is to establish and create a leading brand of women’s wear and to build a nationwide retail distribution channel in China. LA GO GO had approximately 1300 employees as of December 31, 2010. As of December 31 2010, we operated 293  retail stores in China and had total sales of $29,300,160.

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

Customers

We manufacture garments for a number of well-known retail chains and famous international brands. We also have our own in-house design capabilities and can provide our customers with a selection of original designs that the customer may have manufactured-to-order. We ordinarily supply our customers’ through purchase orders and we have no long-term supply contracts with any of them.

In the fiscal year ended December 31, 2010, approximately 42.6% of our sales revenue came from customers in China, 16.2% of our sales revenue came from customers in Germany, 19.6% of our sales revenue came from customers in other European countries, 12.5% from customers in the United States, and 9.1% from customers in Japan. In 2010, two customers represented more than ten percent of our total sales (approximately 20.8% and 16.6% of total sales). Also, in 2010, sales to our five largest customers generated approximately 52.5% of our total net sales.

Substantially all of our long-lived assets were attributable to the PRC as of December 31, 2010 and 2009.

Suppliers

We purchase the majority of our raw materials (including fabric, fasteners, thread, buttons, labels and related materials) directly from numerous local fabric and accessories suppliers in China. For our wholesale business, collectively, purchases from our five largest suppliers represented approximately 18.2% and 19.4% of total raw material purchases in 2010 and 2009, respectively. No single supplier provided more than 10% of our total purchases.

We also purchased finished goods from contract manufacturers. For our wholesale business, collectively, purchases from our five largest contract manufacturers represented approximately 39.7% and 42.6% of total finished goods purchases in 2010 and 2009, respectively.  Two contract manufacturers provided approximately 14% and 10% of our total finished goods purchases in 2010.  Two contract manufacturers provided approximately 17.9% and 10.7% of our total finished goods purchases in 2009.

For our wholesale business, we generally agree to pay our suppliers within 30-90 days after our receipt of goods. We typically place orders for materials from suppliers when we receive orders from our customers. On average, the materials will generally be consumed by production in approximately 20 days.

Sales and Marketing

We have set up our own merchandising department to interface with our customers. We believe we have developed good and stable business relationships with our main customers in Europe, the U.S., Japan and China. Our sales staff typically work directly with our customers and arrange the terms of the contracts with them.

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

In 2010, we adjusted our sales effort to more vigorously develop wholesale customers in China. Based on our many years of experience in the wholesale business and the reputation we earned from our overseas customers, we quickly obtained significant orders from wholesale customers in China. As a result, there was a significant increase in sales generated in the Chinese wholesale market in 2010, especially in the last quarter of 2010.

Production and Quality Control

In 2010, we manufactured approximately 25% of the products we sell to wholesale customers in our own manufacturing facilities. We typically outsource the manufacturing of a large portion of our products based upon factory capacity and customer demand. The number of outside contract manufacturers to which we outsource is expected to increase in order to meet the anticipated growth in demand from our customers.

As of December, 31, 2010, our total production capacity, including outsourced production, reached 17 million pieces per year. At present, we believe our production capacity is sufficient to meet customer demand.

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

Delivery and Transportation

We generally do not hold any significant inventory of finished goods for more than ninety days, as we typically ship finished goods to our customers upon completion.

We delivered most of our products through Jiangsu Ever-Glory, our primary import and export agent prior to 2010. Ever-Glory Apparel gradually replaced Jiangsu Ever-Glory as our primary import and export agent during 2010. Our products are generally shipped directly to customers. Ever-Glory Apparel has access to a variety of ground, sea and air shipping companies and can typically deliver a finished product to the client within the timeframes we require. Merchandise is carried from our production facilities by truck to a port where it is consolidated and loaded on containerized vessels for ocean or air transport to the ultimate destination.

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

Governmental Regulations/Quotas

In 2010, we were not subject to any export quota imposed by countries where our customers are located. Nevertheless, we noticed in 2010 that many European countries tightened their chemical inspection requirements after the removal of quotas. In addition, there can be no assurance that additional trade restrictions will not be imposed on the export of our products in the future.  Such actions could result in increases in the cost of our products generally and may adversely affect our results of operations. On a longer term basis, we believe that our customer mix and our ability to adjust the types of apparel we manufacture will mitigate our exposure to such trade restrictions in the future.

We are also required to comply with Chinese laws and regulations that apply to some of the products we produce for shipment to the countries to which we export. In order to address these Chinese compliance issues, we have established an advanced fabric testing center to ensure that our products meet certain quality and safety standards in the U.S. and EU. In addition, we work closely with our customers so that they understand our testing and inspection process.

Seasonality

Our business is affected by seasonal trends, with higher levels of wholesale sales in our third and fourth quarters and higher retail sales in our first and fourth quarters. These trends result primarily from the timing of seasonal demand and shipments in our wholesale business and holiday periods in China where our retail business operates.

Retail Segment

As of December 31, 2010, LA GO GO had 293 retail stores in China to sell its own brand clothing. We believe our advantages in the retail segments include our ability to promptly respond to market trends, our quick turn-around in design and production, and appropriate pricing.   In 2010, we achieved total net sales of approximately US $29.3 million for our retail business. We operate most of our retail stores in so-called Tier-2 or Tier-3 cities in China, such as Zhengzhou in Henan province, Taizhou in Jiangsu province etc.  We also have penetrated into Tier-1 cities, such as Beijing, Shanghai etc.

Suppliers

We purchase the majority of our raw materials (including fabric, fasteners, thread, buttons, labels and related materials) directly from numerous local fabric and accessories suppliers. For our retail business, collectively, purchases from our five largest suppliers represented approximately 26.4% of total purchases in 2010. No single supplier provided more than 10% of our total purchases in 2010. We have not experienced difficulty in obtaining raw materials essential to our business.

We also purchase finished goods from contract manufacturers. For our retail business, collectively, our five largest contract manufacturers represented approximately 35.1% of total finished goods purchases in 2010. There was one contract manufacturer which provided more than 10% of our total finished goods purchases in 2010. We have not experienced difficulty in obtaining finished products from our contract manufacturers.

For our retail business, we generally agree to pay our suppliers within 30-180 days after our receipt of goods. We typically place orders for materials from suppliers when the style has been confirmed by our chief of design. On average, the supplies we hold in stock will generally be consumed in production in approximately 20 days.

Customers

LA GO GO seeks to appeal to fashionable urban females between the ages of 20 to 30.  Our products are priced at a middle-to-high level in order to appeal to our targeted customers.

Design and Production

We have our own design, production and quality control departments. LA GO GO releases new designs twice a year, during October for the spring/summer season and May for the autumn/winter season.  Our design team attends many fashion shows each year to track the trend in Europe, Japan and Asia. Our design team produces approximately 1,000 designs each year. LA GO GO hosts its own order-placing fair twice each year to determine the new products to be released for the spring/summer and autumn/winter season based on the orders placed by all the regional sales managers at such fair; our chief designer then decides the design to be manufactured. The production department will then produce samples for the designer’s approval.  Our quality control department checks the quality of the final products by follow-up inspection. The final products will be shipped to the logistics and distribution center for sale.

Sales and Marketing

Our LA GO GO products are sold in flagship stores, and stores-within-a-store.  The sales department is responsible for developing new sales channels. According to our new store opening plan, the ratio of flagship stores and stores-within-a-store are carefully balanced.  The store-within-a-store enters into contracts with department stores. The flagship stores are carefully chosen at prominent locations and have lease agreements with each property owner.  Under our return and exchange policy, products may be returned or exchanged for any reason within 15 days. During 2010, the return and exchange rate was very low and was not a material factor in our operations.

Store Operation

As of December 31, 2010, we had 293 stores, including 31 flagship stores, with each store generating average revenue of approximately $12,000 per month. The majority of our retail stores are situated as stores-within-a-store in large, mid-tier department stores located in over 20 provinces in China.

Trademarks

We regard our trademarks as an important part of our business due to the name recognition of our customers. We obtained trademark registration at the China Trademark Office for the mark “LA GO GO” in class 25 and class 18 in 2010.   As of December 31, 2010, we are not aware of any valid claim or challenges to our right to use our registered trademark nor any counterfeit or other infringement to our registered trademark.

Information Technology

We recognize the importance of high-quality information management systems in the retail operation.  As a result, we use “Parkson Retail Management Sytem”, a comprehensive and mature retail management application in China, to monitor and manage the merchandise planning, inventory and sales information.

Our Growth Strategy

Our strategy to grow and expand our business includes the following:

Wholesale Business:

•	Expand the global sourcing network

•	Invest in the overseas low-cost manufacturing base

•	Focus on high value-added products and continue our strategy to produce mid to high end apparel

•	Continue to emphasize on product design and technology application

•	Seek strategic acquisitions of international distributors that could enhance global sales and distribution network

•	Maintain stable revenue increase in the export markets while shifting focus to higher margin wholesale markets such as mainland China.

Retail business:

•	Build the LA GO GO brand to be recognized as a major player in the mid-end women's apparel market in China;

•	Expand the LA GO GO retail network throughout China

•	Improve the LA GO GO retail stores’ efficiency and increase same-store sales

•	Continue to launch LA GO GO flagship stores in Tier-1 Cities and increase penetration and coverage in Tier-2 and Tier-3 Cities

•	Become a multi-brand operator by seeking opportunities for long-term cooperation with reputable international brands and by facilitating international brands entry into the Chinese market.

Employees

As of December 31, 2010, we had over 2,800 employees. None of our employees belong to a labor union. We have never experienced a labor strike or work stoppage. We are in full compliance with the Chinese labor laws and regulations and are committed to providing safe and comfortable working conditions and accommodations for our employees.

Labor Costs

The manufacture of garments is a labor-intensive business. Although much of our production process is automated and mechanized, we rely on skilled labor to make our products.  During the year ended December 31, 2010, our labor cost increased due to the shortage of skilled workers and rising labor cost in China.

Working Conditions and Employee Benefits

We consider our social responsibilities to our workers to be an important objective, and we are committed to providing a safe, clean, comfortable working environment and accommodations. Our employees are also entitled to paid holidays and vacations. In addition, we frequently monitor our third party manufacturers’ working conditions to ensure their compliance with related labor laws and regulations. We are in full compliance with our obligations to contribute certain a percentage of our employees’ salaries to social insurance funds, as mandated by the PRC government. We expect the amount of contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

Compliance with Environmental Laws

Based on the present nature of our operations, we do not believe that environmental laws and the cost of compliance with those laws have or will have a material impact on our operations.

Description of Property

In 2010, we operated three facilities on certain land in the Nanjing Jiangning Economic and Technological Development Zone and in Shangfang Town, which are located in Nanjing, China.   For further details concerning our property, see Item 2 of this report regarding Properties.

Taxation

Most of our operating subsidiaries, except Ever-Glory HK, are incorporated in the PRC and therefore are governed by PRC income tax laws and are subject to the PRC enterprise income tax. Each of our consolidated entities files its own separate tax return, and we do not file a consolidated tax return.

Goldenway was incorporated in the PRC and is subject to PRC income tax laws and regulations.  In 2010, Goldenway’s income tax rate was 25%.

New-Tailun and Catch-Luck were incorporated in the PRC and are subject to PRC income tax laws and regulations. According to the relevant laws and regulations in the PRC, enterprises with foreign investment in the PRC are entitled to full exemption from income tax for two years beginning from the first year the enterprises become profitable and have accumulated profits and a 50% income tax reduction for the subsequent three years. New-Tailun and Catch-Luck were approved as wholly foreign-owned enterprises in 2006 and are entitled to the income tax exemptions in 2006 and 2007. In 2007, no income tax was recorded by New-Tailun and Catch-Luck as these entities were entitled to full exemption from income tax. Starting from 2008 and through 2010, New-Tailun and Catch-Luck are entitled to a 50% reduction of the income tax rate of 25%. Therefore these two subsidiaries were taxed at 12.5% for 2008, 2009 and 2010.

LA GO GO was established on January 24, 2008, its income tax rate is 25%.

Ever-Glory Apparel was established on January 6, 2010, its income tax rate is 25%.

Perfect Dream was incorporated in British Virgin Islands on July 1, 2004, and has no liabilities for income tax.

Ever-Glory HK was incorporated in Samoa on September 15, 2009 and does not have any income tax obligation.

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

Apparel is a cyclical industry that is dependent upon the overall level of consumer spending. Purchase of apparel generally declines during recessionary periods when disposable income is low. Our customers anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders. As a result, any substantial deterioration in general economic conditions, increases in energy costs or interest rates, acts of war, acts of nature or terrorist or political events that diminish consumer spending and confidence in any of the regions in which we compete, could reduce our sales and adversely affect our business and financial condition. We currently sell to customers in the U.S., the EU and Japan. Accordingly, economic conditions and consumer spending patterns in these regions could affect our sales, and an economic down turn in one or more of these regions could have an adverse effect on our business. The general economic situation in the U.S. Europe and Japan has been slow to recover and therefore the customers in these regions experienced difficulty in absorbing the labor costs increases in China.  As a result we have experienced a decrease in our gross margin during 2010.

Intense competition in the worldwide apparel industry could reduce our sales and prices.

We face a variety of competitive challenges from other apparel manufacturers both in China and other countries. Some of these competitors have greater financial and marketing resources than we do and may be able to adapt to changes in consumer preferences or retail requirements more quickly, devote greater resources to the marketing and sale of their products or adopt more aggressive pricing policies than we can. As a result, we may not be able to compete with them if we cannot continue enhancing our marketing and management strategies, quality and value or responding appropriately to consumers needs.

Our ability to increase our revenues and profits depends upon our ability to offer innovative and upgraded products at attractive price points.

The worldwide apparel industry is characterized by constant product innovation due to changing consumer preferences and by the rapid replication of new products by competitors. As a result, our growth depends in large part on our ability to continuously and rapidly respond to customer requirements for innovative and stylish products at a competitive pace, intensity, and price. Failure on our part to regularly and rapidly respond to customer requirements could adversely affect our ability to retain our existing customers or to acquire new customers which would limit our sales growth.

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

Fluctuations in the price, availability and quality of raw materials could increase our cost of goods and decrease our profitability.

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

As of December 31, 2010 and 2009, we did not rely on any raw material supplier which exceeds 10% of all of our total raw material purchases. For the wholesale business, during 2010 we relied on two manufacturers for 14% and 10% of purchased finished goods while in 2009 we relied on two manufacturers for 18% and 11% of purchased finished goods. For the retail business, we relied on one manufacturer for 12% of purchased finished goods during 2010.  We do not have any long-term written agreements with any of these suppliers and do not anticipate entering into any such agreements in the near future. However, we always execute a written agreement for each order placed with our suppliers. We do not believe that loss of any of these suppliers would have a material adverse effect on our ability to obtain finished goods or raw materials essential to our business because we believe we can locate other suppliers in a timely manner.

Risks Relating to Our Business

Our wholesale business depends on some key customers for a significant portion of our sales. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.

For the year ended December 31, 2010, our five largest customers represented approximately 52.5 % of our total net sales. For the year ended December 31, 2009, our top five largest customers represented approximately 49% of our total net sales.  The garment manufacturing industry has experienced substantial consolidation in recent years, which has resulted in increased customer leverage over suppliers, greater exposure for suppliers to credit risk and an increased emphasis by customers on inventory management and productivity.

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

Our business relies heavily on our ability to identify changes in fashion trends.

Our results of operations depend in part on our ability to effectively predict and respond to changing fashion tastes by offering appropriate products.  Failure to effectively follow the changing fashion trend will lead to higher seasonal inventory levels.  Our continuous ability to respond to the changing customer demands constitutes a material risk to the growth of our retail business.  For our wholesale business, if we are unable to swiftly respond to the changing fashion trend, the sample we designed for our customers may not be accepted or the products based on our design may be put into inventory, and thus have a negative impact on the amount of orders the customers may place with us.

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

We may be unable to expand our LA GO GO retail business by opening profitable new stores.

Our future growth in our retail segment requires our continuous increase of new flagship stores and stores-within-a-store in selected cities, improve our operating capabilities, and retaining and hiring qualified sales personnel in these stores.  There can be no assurance that we will be able to achieve our store expansion goals, nor any assurance that our newly opened stores will achieve revenue or profitability levels comparable to those of our existing stores. If our stores fail to achieve acceptable revenue, we may incur significant costs associated with closing those stores.

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

We intend to vigorously protect our registered trademark against infringement, but we may be unable to do so. The unauthorized reproduction or other misappropriation of our trademark would diminish the value of our brand, which could reduce demand for our products or the prices at which we can sell our products. Our ability to grow our retail operation significantly depends on the value and image of the LA GO GO brand. Our brand could be adversely affected if we fail to maintain and promote the LA GO GO brand by marketing efforts.

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

We may in the future acquire or make strategic investments in additional companies. We may not realize the anticipated benefits of these or any other acquisitions or strategic investments, which involve numerous risks, including:

•	our inability to integrate the purchased operations, technologies, personnel or products into our existing operations and/or over geographically disparate locations;

•	unanticipated costs, litigation and other contingent liabilities;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	incurrence of acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	inability to retain key customers, distributors, vendors and other business partners of the acquired business; and

•	potential loss of our key employees or the key employees of an acquired organization;

If we are not be able to integrate businesses, products, technologies or personnel that we acquire, or to realize expected benefits of our acquisitions or strategic investments, our business and financial results may be adversely affected.

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

Export quotas imposed by WTO and countries where our customers are located may negatively affect our business and operations, particularly if the Chinese government changes its allocation of such quotas to us.

Pursuant to a World Trade Organization (“WTO”) agreement, effective January 1, 2005, the United States and other WTO member countries agreed to remove quotas applicable to textiles.  However, as the removal of quotas resulted in an import surge from China, the U.S. took action in May 2005, and imposed safeguard quotas on seven categories of goods, including certain classes of apparel products, arousing strong objection from China. In 2008, US and EU both lifted these safeguard quotas on products from China.  However, there is no assurance that any quota or additional trade restrictions will not be imposed on the exportation of our products in the future.  Such actions could result in increases in the cost of our products generally and may adversely affect our results of operations.

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

Our labor costs are likely to increase as a result of changes in Chinese labor laws.

We expect to experience an increase in our cost of labor due to recent changes in Chinese labor laws which are likely to increase costs further and impose restrictions on our relationship with our employees. In June 2007, the National People’s Congress of the PRC enacted new labor law legislation called the Labor Contract Law and more strictly enforced existing labor laws.  The new law, which became effective on January 1, 2008, amended and formalized workers’ rights concerning overtime hours, pensions, layoffs, employment contracts and the role of labor unions.   In addition, under the new law, employees who either have worked for a company for 10 years or more or who have had two consecutive fixed-term contracts must be given an “open-ended employment contract” that, in effect, constitutes a lifetime, permanent contract, which is terminable only in the event the employee materially breaches the company’s rules and regulations or is in serious dereliction of his duty.  Should we become subject to such non-cancelable employment contracts, our employment related risks could increase significantly and we may be limited in our ability to downsize our workforce in the event of an economic downturn. No assurance can be given that we will not in the future be subject to labor strikes or that it will not have to make other payments to resolve future labor issues caused by the new laws.  Furthermore, there can be no assurance that the labor laws will not change further or that their interpretation and implementation will vary, which may have a negative effect upon our business and results of operations.

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

 The State Administration of Foreign Exchange (“SAFE”) restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively and to pay dividends.

Under PRC law, the RMB, the functional currency of the majority of our operating subsidiaries, is currently convertible under the “current account”, which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account”, which includes the registered capital and foreign currency loans of a PRC entity.  Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of SAFE, by complying with certain procedural requirements.  However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future.  Since a significant amount of our future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE.  In particular, if our PRC operating subsidiaries desire to borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance our PRC operating subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or their respective local counterparts.  These limitations could affect our PRC operating subsidiaries’ ability to obtain foreign exchange through debt or equity financing.

The PRC government also may at its discretion restrict access in the future to foreign currencies for current account transactions.  If the foreign exchange control system prevents us from obtaining foreign currency, we may be unable to pay dividends or meet obligations that may be incurred in the future that require payment in foreign currency.

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

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business.  Foreign companies, including some of our competitors, are not subject to these prohibitions.  Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China.  If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage.  Although we inform our personnel that such practices are illegal, we can not assure you that our employees or other agents will not engage in such conduct for which we might be held responsible.  If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with SAFE.  We may also face regulatory uncertainties that could restrict our ability to adopt equity compensation plans for our directors and employees and other parties under PRC laws.

On March 28, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also know as “Circular 78.”  It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company, such as our company, after March 28, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan.  In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to March 28.  We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.

In the future, we may adopt an equity incentive plan and make numerous stock option grants under the plan to our officers, directors and employees, some of whom are PRC citizens and may be required to register with SAFE.  If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants in our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

Due to various restrictions under PRC laws on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our shareholders.

The Wholly-Foreign Owned Enterprise Law (1986), as amended and the Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended and the Company Law of the PRC (2006) contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises (“WFOE”) may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, WFOE is required to set aside a certain amount of their accumulated profits each year, if any, to fund certain reserve funds.  These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes.

    Furthermore, if our consolidated subsidiaries in China incur debt on their own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or our consolidated subsidiaries are unable to receive all of the revenues from our operations due to these contractual or dividend arrangements, we may be unable to pay dividends on our common stock. In addition, under current PRC law, Our PRC subsidiaries must retain a reserve equal to 10 percent of net income after taxes, not to exceed 50 percent of registered capital. Accordingly, this reserve will not be available to be distributed as dividends to our shareholders. We presently do not intend to pay dividends in the foreseeable future. Our management intends to follow a policy of retaining all of our earnings to finance the development and execution of our strategy and the expansion of our business.

As all of our operations and personnel are in the PRC, we may have difficulty establishing adequate western style management, legal and financial controls.

The PRC historically has been deficient in western style management and financial reporting concepts and practices, as well as in modern banking, and other control systems.  We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC.  As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards.  We may have difficulty establishing adequate management, legal and financial controls in the PRC.  Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act and other applicable laws, rules and regulations.  This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business and the public announcement of such deficiencies could adversely impact our stock price.

Risks Related to an Investment in Our Securities

Our common stock has limited liquidity.

Our common stock has been trading on the NYSE Amex (formerly, the American Stock Exchange and NYSE Alternext US LLC) since July 16, 2008, but it is thinly traded compared to larger more widely known companies in the same industry. Thinly traded common stock can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. The high and low bid price of Ever-Glory’s common stock during the past 52 week period ended December 31, 2010 has been US$4.6 and US$1.78 per share respectively.

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

The US Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Failure to maintain an effective system of internal controls may result in our inability to accurately report our financial results or prevent material misstatements.

 In our Annual Report on Form 10-K for the year ended December 31, 2010, we concluded that our internal control over financial reporting was not effective as of December 31, 2010 based on our assessment.  For more information, please refer to Item 9A. Controls and Procedures.  Currently, we have plans for certain remediation actions, but they will take time to implement because of their cost.  There can be no assurance when remediation will be complete, if at all. Therefore, future reports may have statements indicating that our controls and procedures are not effective. We cannot assure you that even if we remediate our internal control over financial reporting relating to the identified material weaknesses that it will establish the effectiveness of our internal control over financial reporting or that we will not be subject to material weaknesses in the future.  In addition, our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future.  Effective internal controls are necessary for us to produce reliable financial reports and are important to prevent fraud.  As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock.  Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.  Moreover, because our management is located principally in China and for the most part speaks only Chinese, we may experience difficulties in effectively communicating developments to our board of directors and U.S-based advisors, which could lead to deficiencies in our internal accounting and public reporting, which in turn could negatively impact investor perception of our company and our reported results of operations and accounting.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Wholesale segment

In 2010, we operated three complexes as our operating and production facilities at 509 Chengxin Road, in the Nanjing Jiangning Economic and Technological Development Zone, Shangfang Town, Nanjing, China. The following is a description of these facilities:

(i) Goldenway. Our Goldenway facilities include 112,442 square meters of floor space.  Our Goldenway facility hosts administrative, sales and distribution functions in addition to manufacturing. In the PRC, all lands are owned by the PRC government.  we obtained the right to use the land on which these facilities are constructed for 50 years.   The land use rights are used as security to obtain certain loan from banks in China.

(ii) New-Tailun. Our New-Tailun facilities include 25,000 square meters of floor space. Approximately 530 employees work at this location. Our New-Tailun facility mainly handles manufacturing. We leased the New-Tailun facility and the land from Jiangsu Ever-Glory for US$50,452 per annum in 2009. In January 2010, we signed a new one-year lease with Jiangsu Ever-Glory with annual rent of approximately $46,000.

(iii) Catch-Luck. Our Catch-Luck facilities include 6,635 square meters of office and production space. Approximately 420 employees work at this location. Our Catch-Luck facility mainly handles manufacturing. These facilities are located on the piece of land for which we have the 50-year land use right.

In addition, under a lease arrangement between Goldenway and Jiangsu Ever-Glory, Goldenway currently holds the right to lease certain land and use certain building and improvements on that land until 2016.  In December 2008 we leased part of this facility to a non- affiliated third party under a lease with an annual rent of approximately $18,000 pursuant to a two year lease.

             We believe that our current facilities will be sufficient to sustain our wholesale operations for the foreseeable future.

Retail Segment

For our retail operations, we have a one year lease arrangement for our administrative offices and a three-year lease for our warehouse.  The current flagship stores are generally leased under agreements with real estate developers, department stores or shopping mall operators for terms ranging from 2 to 5 years.  The store-within-a-store are counters leased from department stores for which we generally pay approximately 30% of sales revenue as rent. We believe the administrative and warehouse facilities are adequate to sustain our operations for the foreseeable future. We also believe that  the locations of the flagship stores and the stores-within-a-store units are carefully selected and suitable for the LA GO GO operation.

Item 3. LEGAL PROCEEDINGS

There is no material pending legal proceeding to which we are a party.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHSES OF EQUITY SECURITIES.

Market for Common Equity

Our common stock was quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) initially under the symbol “EGLY” and then it was changed to “EVGY” in 2007.  On July 16, 2008 our common stock commenced trading on the NYSE Amex LLC (“NYSE Amex”)(formerly named the American Stock Exchange and the NYSE Alternext US LLC) under the symbol of “EVK”. As of December 31, 2010, there were approximately 68 shareholders of record of our common stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name. The following table sets forth the high and low bid information for the common stock for each quarter within the last two fiscal years, as reported by the OTCBB on a quarterly basis for the periods during which our common stock was quoted on the OTCBB and as reported by the NYSE Amex from the third quarter of 2008 following our listing thereon.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

NYSE AMEX
	Bid Price
PERIOD	HIGH	LOW
FISCAL YEAR 2010
Fourth Quarter ended December 31, 2010	$2.44	$1.78
Third Quarter ended September 30, 2010	$3.09	$1.90
Second Quarter ended June 30, 2010	$3.60	$2.60
First Quarter ended March 31, 2010	$4.60	$2.81

FISCAL YEAR 2009:
Fourth Quarter ended December 31, 2009	$3.14	$2.05
Third Quarter ended September 30, 2009	$2.15	$1.61
Second Quarter ended June 30, 2009	$2.50	$1.53
First Quarter ended March 31, 2009	$2.50	$0.65

On March 29, 2011, the closing sale price of our common stock on the NYSE Amex was $ 1.96 per share.

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

The following discussion and analysis of our financial condition and results of operations for the year ended December 31, 2010 should be read in conjunction with the Financial Statements and corresponding notes included in this annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

The primary business objective for our wholesale segment is to expand our portfolio into higher-class brands, expand our customer base and improve our profit. We believe that our growth opportunities and continued investment initiatives include:

•	Expand our global sourcing network;

•	Expand our overseas low-cost manufacturing base (outside of mainland China);

•	Focus on high value added products and continue our strategy to produce mid to high end apparel;

•	Continue to emphasize product design and new technology utilization;

•	Seek strategic acquisitions of international distributors that could enhance global sales as well as our distribution network; and

•	Maintain stable revenue increase in the exports markets while shifting our focus to higher margin wholesale markets such as mainland China.

Retail Business

The business objective for our retail segment is to establish a leading brand of women’s apparel and to build a nationwide retail network in China. As of December 31, 2010, we had 293 stores which included 145 stores opened in 2010. We expect to open an additional 80-100 stores in 2011. We believe that our growth opportunities and continued investment initiatives include:

•	Build the LA GO GO brand to be recognized as a major player in the mid-end women's apparel market in China;

•	Expand the LA GO GO retail network throughout China;

•	Improve the LA GO GO retail stores’ efficiency and increase same-store sales

•	Continue to launch LA GO GO flagship stores in Tier-1 Cities and increase penetration and coverage in Tier-2 and Tier-3 Cities

•	Become a multi-brand operator by seeking opportunities for long-term cooperation with reputable international brands and by facilitating international brands entry into the Chinese market;

Seasonality of Business

Our business is affected by seasonal trends, with higher levels of wholesale sales in our third and fourth quarters and higher retail sales in our first and fourth quarters. These trends primarily result from the timing of seasonal wholesale shipments and holiday periods in the retail segment.

Collection Policy

Wholesale business

For our new customers, we generally require orders placed to be backed by letters of credit. For our long-term and established customers with good payment track records, we generally provide payment terms between 30 to 120 days following delivery of finished goods.

Retail business

For store-in-store shops, we generally receive payments from the stores between 60 to 90 days following the date of the register receipt. For our own flagship stores, we receive payments at the same time as the register receipt.

Global Economic Uncertainty

Our business is dependent on consumer demand for our products. We believe that the significant uncertainty in the global economy and slowdown of economies throughout the world have increased our clients’ sensitivity to the cost of our products. We have experienced continued pricing pressure during these years. If the global economic environment continues to be weak, these worsening economic conditions could have a negative impact on our sales growth and operating margins in our wholesale segment in 2011.

In addition, economic conditions in foreign markets in which we operate could substantially affect our sales and profitability and our cash position and collection of accounts receivable.  Global credit and capital markets have experienced unprecedented volatility and disruption. Business credit and liquidity have tightened in much of the world. Some of our suppliers and customers may face credit issues and could experience cash flow problems and other financial hardships. These factors currently have not had an impact on the timeliness of receivable collections from our customers. We cannot predict at this time how this situation will develop and whether accounts receivable may need to be allowed for or written off in the coming years.

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

Revenue Recognition

We recognize wholesale revenue from product sales, net of value-added taxes, upon delivery for local sales and upon shipment of the products for export sales, at such time title passes to the customer provided however that (i) there are no uncertainties regarding customer acceptance (ii) persuasive evidence of an arrangement exists (iii) the sales price is fixed and determinable, and (iv) collectability is deemed probable. We recognize wholesale revenue from manufacturing fees charged to buyers for the assembly of garments from materials provided by the buyers upon completion of the manufacturing process and shipment of the products for export sales, provided that (i)there are no uncertainties regarding customer acceptance (ii) persuasive evidence of an arrangement exists (iii) the sales price is fixed and determinable, and (iv)  collectability is deemed probable. Retail sales are recorded at the time of register receipt.

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

Recently Issued Accounting Pronouncements

Business Combinations

(Included in ASC 805 “Business Combination,” previously SFAS No. 141(R))

This ASC guidance revised SFAS No. 141, “Business Combinations” and addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and non-controlling interests in a business combination.

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, “Business Combinations” (Topic 805): “Disclosure of Supplementary Pro Forma Information for Business Combinations”. This ASU specifies that when financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective for business combinations with acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Management does not believe the adoption of this update will have any impact on our consolidated financial statements.

Goodwill

(Included in ASC 350 “Intangibles-Goodwill and Other”)

In December 2010, the FASB issued ASU No.2010-28, “Intangible-Goodwill and Other” (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU requires that reporting units with zero or negative carrying amounts perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Management does not believe the adoption of this update will impact our financial condition, results of operations and disclosures.

Accounting for Transfers of Financial Assets

(Included in ASC 860 “Transfers and Serving”)

This ASC guidance addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, it removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. This guidance was effective for the Company as of January 1, 2010. The adoption of this guidance had no impact on our consolidated financial statements.

Consolidation of Variable Interest Entities – Amended

(Included in ASC 810 “Consolidation”)

Revisions under ASC 810 require an enterprise to perform ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. This ASC guidance also requires enhanced disclosures that provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. ASC 810 was effective for the Company as of January 1, 2010. The adoption of this guidance had no impact on our consolidated financial statements.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2010 and 2009. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Years Ended December 31
	2010		2009
	(in U.S. Dollars, except for percentages)
Sales	$134,145,710	100.0%	$89,870,991	100.0%
Gross Profit	26,158,368	19.5	18,305,224	20.4
Operating Expenses	19,542,449	14.6	12,192,514	13.6
Income From Operations	6,615,919	4.9	6,112,710	6.8
Other Income(Expenses)	1,227,073	0.9	(915,944)	(1.0)
Income Tax Expense	1,134,214	0.8	814,686	0.9
Net Income	$6,708,778	5.0%	$4,382,080	4.9%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the years ended December 31, 2010 and 2009.

	2010	% of total sales	2009	% of total sales	Growth in 2010 compared with 2009
Wholesales business
The People’s Republic of China	$27,880,145	20.8%	$4,542,199	5.1%	513.8%
Europe-Other	26,260,437	19.6	23,298,801	25.9	12.7
Germany	21,784,300	16.2	22,164,414	24.7	(1.7)
United States	16,745,746	12.5	13,389,903	14.9	25.1
Japan	12,174,922	9.1	13,282,230	14.8	(8.3)
Total Wholesales business	104,845,550	78.2	76,677,547	85.3	36.7
Retail business	29,300,160	21.8	13,193,444	14.7	122.1
Total sales	$134,145,710	100.0%	$89,870,991	100.0%	49.3%

Total sales for the year ended December 31, 2010 were $134.1 million, an increase of 49.3% from the year ended December 31, 2009. This increase was primarily attributable to increased sales in our retail business as well as our wholesale business in China.

In response to the global economic uncertainty and the political instability in fiscal year 2010, we adjusted our sales strategy to develop more wholesale customers in China.  Based on our expertise in supply chain management and years of experience in the wholesale business, we quickly obtained significant orders from wholesale customers in China. As a result wholesale sales in China increased $23.3 million or 513.8% in 2010 compared with 2009, especially in the last quarter of 2010.

Sales generated from our wholesale business contributed $104.8 million or 78.2% of our total sales for the year ended December 31, 2010, compared to $76.7 million or 85.3% for the year ended December 31, 2009.

Sales generated from our retail business contributed $29.3 million or 21.8% of our total sales for the year ended December 31, 2010, an increase of 122.1% compared to $13.2 million or 14.7% for the year ended December 31, 2009. This increase was primarily due to the increase of same store sales and new stores opened. We had 293 LA GO GO stores as of December 31, 2010, compared to 185 LA GO GO stores at December 31, 2009. In 2010 we opened 145 new LA GO GO stores.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment and rent for retail stores, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the years ended December 31, 2010 and 2009.

	For the Years Ended December 31,				Growth (Decrease) in 2010 compared
	2010		2009		with 2009
	(in U.S. dollars, except for percentages)
Wholesale Sales	$104,845,550	100.0%	$76,677,547	100.0%	36.7%
Raw Materials	49,361,480	47.1	35,273,298	46.0	39.9
Labor	3,972,187	3.8	2,992,231	3.9	32.7
Outsourced Production Costs	34,958,995	33.3	24,106,715	31.4	45.0
Overhead and Other Expenses	456,197	0.4	847,133	1.1	(46.1)
Total Cost of Sales for Wholesale	88,748,859	84.6	63,219,377	82.4	40.4
Gross Profit for Wholesale	16,096,691	15.4	13,458,170	17.6	19.6
Net Sales for Retail	29,300,160	100.0	13,193,444	100.0	122.1
Production Costs	8,897,731	30.4	3,287,373	24.9	170.7
Rent	10,340,752	35.3	5,059,017	38.3	104.4
Total Cost of Sales for Retail	19,238,483	65.7	8,346,390	63.3	130.5
Gross Profit for Retail	10,061,677	34.3	4,847,054	36.7	107.6
Total Cost of Sales	107,987,342	80.5	71,565,767	79.6	50.9
Gross Profit	$26,158,368	19.5%	$18,305,224	20.4%	42.9%

For our wholesale business, raw material costs increased 39.9% to $49.4 million in 2010 from $35.3 million in 2009. As a percent of sales, raw material costs accounted for 47.1% of our total sales in 2010, an increase of 1.1% compared to 2009. The increase was mainly due to increased raw material prices.

For our wholesale business, labor costs increased 32.7% to $4.0 million in 2010 from $3.0 million in 2009. As a percent of sales, labor costs accounted for 3.8% of our total sales in 2010, a slight decrease compared to 2009. Our own factories’ production capacity is limited and most of the increased orders in 2010 were outsourced.  .

Outsourced production costs for our wholesale business increased 45.0% to $35.0 million in 2010 from $24.1 million in 2009.  As a percent of sales, outsourced production costs were 33.3% of our total sales in 2010, an increase of 1.9% compared to 2009. The increase was mainly due to the increased outsourcing as a result of increased orders and our limited internal production capacity.

Overhead and other expenses for our wholesale business accounted for 0.4% of our total sales in 2010, compared to 1.1% of total sales in 2009. This decrease was mainly because we outsourced most of the increased orders in 2010.

For our wholesale business gross profit in 2010 was $16.1 million, an increase of 19.6% compared to 2009. Gross margin was 15.4% in 2010 a decrease of 2.2% compared to 2009.

For our retail business, production costs were $8.9 million in 2010 as compared to $3.3 million in 2009. As a percent of sales, retail production costs accounted for 30.4% of our total sales in 2010, compared to 24.9% of total sales in 2009. The increase was due to reduced sales prices for increased sales volume.

Rent costs for our retail business were $10.3 million in 2010 compared to $5.1 million in 2009. As a percent of sales, rent costs accounted for 35.3% of our total retail sales in 2010, compared to 38.3% of total retail sales in 2009. Total rent cost increases resulted from an increase in the number of our stores. The decrease in rent costs as a percentage of total retail sales was due to an increase in same store sales in 2010.

Gross profit in our retail business in 2010 was $10.1 million and gross margin was 34.3%. Gross profit in our retail business in 2009 was $4.8 million and gross margin was 36.7%. The decrease in gross margin was due to reduced sales prices for increased sales volume.

Total cost of sales in 2010 was $108.0 million, compared to $71.6 million in 2009, an increase of 50.9%. As a percentage of total sales, cost of sales increased to 80.5% of total sales in 2010, compared to 79.6% of total sales in 2009. Consequently, gross margin decreased to 19.5% in 2010 from 20.4% in 2009.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. Some of our customers also furnish us with raw materials so that we can manufacture their products. For our wholesale business, purchases from our five largest suppliers represented approximately 18.2% and 19.4% of raw materials purchases in 2010 and 2009, respectively. No single supplier provided more than 10% of our raw materials purchases in 2010 and 2009. For our retail business, purchases from our five largest suppliers represented approximately 26.4% and 31.3% of raw materials purchases in 2010 and 2009, respectively. No single supplier provided more than 10% of our total purchases in 2010 and 2009. We have not experienced any difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

We also purchase finished goods from contract manufacturers. For our wholesale business, purchases from our five largest contract manufacturers represented approximately 39.7% and 42.6% of finished goods purchases in 2010 and 2009, respectively. Two contract manufacturers provided approximately 13.8% and 10.3% of our finished goods purchases in 2010. Two contract manufacturers provided approximately 17.9% and 10.7% of our finished goods purchases in 2009. For our retail business, our five largest contract manufacturers represented approximately 35.1% and 37.5% of finished goods purchases in 2010 and 2009, respectively. One contract manufacturer provided 11.6% of our finished goods purchases in 2010. No single contract manufacturer provided more than 10% of our finished goods purchases in 2009. We have not experienced difficulty in obtaining finished products from our contract manufacturers and we believe we maintain good relationships with our contract manufacturers.

Selling, General and Administrative Expenses

Our selling expenses consist primarily of local transportation, unloading charges, product inspection charges, salaries for retail staff and decoration and marketing expenses associated with our retail business.

Our general and administrative expenses include administrative salaries, office expenses, certain depreciation and amortization charges, repairs and maintenance, legal and professional fees, warehousing costs and other expenses that are not directly attributable to our revenues.

Costs of our distribution network that are excluded from cost of sales consist of local transportation and unloading charges, and product inspection charges. Accordingly our gross profit amounts may not be comparable to those of other companies who include these amounts in cost of sales.

	For the Years Ended December 31,
	2010		2009		Increase
	(in U.S. Dollars, except for percentages)
Gross Profit	$26,158,368	19.5%	$18,305,224	20.4%	42.9%
Operating Expenses
Selling Expenses	9,760,424	7.3	4,659,103	5.2	109.5
General and Administrative Expenses	9,782,025	7.3	7,533,411	8.4	29.8
Total Operating Expenses	19,542,449	14.5	12,192,514	13.6	60.3
Income from Operations	$6,615,919	4.9%	$6,112,710	6.8%	8.2%

Selling expenses were $9.8 million in 2010, an increase of $5.1 million compared to 2009. As a percent of sales, selling expense accounted for 7.3% of our total sales in 2010, an increase of 2.1% compared to 2009. The increase was attributable to the enlarged number of retail employees and increased average salary, as well as the increased decoration and marketing expenses associated with the promotion of LA GO GO.

General and administrative expenses were $9.8 million in 2010, an increase of $2.2 million compared to 2009. As a percent of sales, general and administrative expenses accounted for 7.3% of our total sales in 2010, a decrease of 1.1% compared to 2009.  The total general and administrative expenses increase was attributable to an increase in payroll for additional management, and design and marketing staff as a result of our business expansion. The decrease in general and administrative expenses as a percentage of total sales was due to an increase in our sales.

Income from Operations

 Income from operations increased 8.2% to $6.6 million in 2010 from $6.1 million in 2009. As a percent of sales, income from operations accounted for 4.9% of our total sales in 2010, a decrease of 1.9% compared to 2009 as the result of the increased selling expenses and increased general and administrative expenses.

Interest Expense

Interest expense was $0.5 million in 2010, an increase of 10.6% compared to the same period in 2009. The increase was due to increased bank borrowings as a result of our business expansion.

Change in fair value of derivative liability

Change in fair value of derivative liability resulted in a gain of $1.0 million in 2010, based on the Binnomial Lattice model, and expense of $1.1 million in 2009, based on the Black-Scholes option pricing mode. Through September 30, 2010, we used the Black-Scholes option pricing model to calculate the fair value of our warrant liabilities.

During the three months ended December 31, 2010, we converted to the Binomial Lattice model to calculate the fair value of our warrant liabilities, as management believes that the Binomial Lattice model results in a valuation that is more representative of the fair value of the warrants. The estimated fair value of the warrant liabilities is approximately $606,800 at December 31, 2010, which is approximately $227,000 less than estimated fair value using the Black-Scholes option pricing model.

Income Tax Expense

Income tax expense was $1.1 million in 2010, an increase of 39.2% compared to 2009. The increase was due to the increased taxable income, consistent with the increase in our revenues.

Our PRC subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws. Each of our consolidated entities files its own separate income tax return.

Below is a summary of the income tax rate for each of our PRC subsidiaries in 2010 and 2009:

	Goldenway	New-Tailun	Catch-Luck	LA GO GO	Ever-Glory Apparel
2010	25.0%	12.5%	12.5%	25.0%	25.0%
2009	25.0%	12.5%	12.5%	25.0%	25.0%

Perfect Dream Limited was incorporated in the British Virgin Islands on July 1, 2004, and has no obligation to pay any income tax.

Ever-Glory International Group (HK) Ltd was incorporated in Samoa on September 15, 2009, and has no obligation to pay any income tax.

Ever-Glory International Group Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes through 2010. The net operating loss carry forwards for United States income taxes may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2030. Management believes that the realization of the benefits from these losses is uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero.

Net Income

Net income in 2010 was $6.7 million, an increase of 53.1% compared to 2009. Our diluted earnings per share were $0.45 and $0.29 for the years ended December 31, 2010 and 2009, respectively.

Acquisition of Non-controlling Interest

On January 9, 2008, Goldenway entered into an Agreement with Shanghai La Chapelle to form a joint venture to develop, promote and market a new line of women’s wear in China. Goldenway agreed to initially invest RMB 6.0 million (approximately $0.8 million) in cash, and La Chapelle agreed to invest RMB 4.0 Million (approximately $0.6 million) in cash, for a 60% and 40% interest in the joint venture, respectively. The joint venture is included in our consolidated financial statements from 2008, and through April 23, 2010 the 40% interest held by La Chapelle was classified as a non-controlling interest. As of March 31, 2010, the non-controlling interest was approximately $0.7 million. On April 23, 2010, Ever-Glory Apparel acquired the non-controlling interest in LA GO GO from Shanghai La Chapelle for approximately RMB6.2 million (US $0.9 million), which in accordance with ASC 810-10-45-23, was allocated to the reduction of the non-controlling interest balance of approximately $0.7 million and additional paid in capital of approximately $0.2 million.

Summary of Cash Flows

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
	2010	2009
Net cash (used in) provided by operating activities	$(7,711,562)	$3,070,658
Net cash used in investing activities	$(1,039,738)	$(1,485,984)
Net cash provided by financing activities	$8,719,711	$562,320

Net cash used in operating activities for the year ended December 31, 2010 was approximately $7.7 million compared with net cash provided by operating activities of approximately $3.1 million during the year ended December 31, 2009. This decrease was mainly due to the increased inventories and accounts receivable as a result of our business expansion, offset by increased accounts payable.

Net cash used in investing activities was approximately $1.0 million for the year ended December 31, 2010, compared with approximately $1.5 million during the year ended December 31, 2009. In April, 2010, Goldenway sold its 10% equity interest in Shanghai La Chapelle to two unrelated third parties for approximately RMB12.4 million (US$1.8 million). Also in April, 2010, Ever-Glory Apparel Inc. acquired 100% of the non-controlling interest in LA GO GO from Shanghai La Chapelle for approximately RMB6.2 million ( US$0.9 million).

Net cash provided by financing activities was approximately $8.7 million for the year ended December 31, 2010, compared with approximately $0.6 million during the year ended December 31, 2009. The increase was due to our receipt of bank loan proceeds of approximately $36.2 million and our repayment of approximately $25.8 million of bank loans. During 2010 we also repaid approximately $1.7 million of loans from a related party.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of approximately $3.7 million, total current assets of approximately $81.2 million and current liabilities of approximately $56.7 million. We presently finance our operations primarily from cash flows from our operations and borrowings from banks, and we anticipate that these will continue to be our primary source of funds to finance our short-term cash needs.

Bank Loans

On August 2, 2010, Goldenway entered into a two-year revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.6 million (RMB50.0 million). As of December 31, 2010, the Company had borrowed approximately $7.6 million (RMB50.0 million) under this agreement. These borrowings are guaranteed by Jiangsu Ever-Glory, an entity controlled by Mr. Kang, our Chairman and Chief Executive Officer. These borrowings are also collateralized by part of our property and equipment.

On March 11, 2010, Ever-Glory Apparel entered into a one-year line of credit agreement for approximately $7.5 million (RMB50.0 million) with Nanjing Bank. As of December 31, 2010, approximately $2.4 million of bank loans were outstanding under this agreement which were collateralized by approximately $3.7 million of accounts receivable from wholesale customers and are to be repaid upon receipt of payments from customers. Approximately $5.2 million under this agreement was unused and available.

As of December 31, 2010, Ever-Glory Apparel had borrowed $0.6 million (RMB4.0 million) from the Industry and Commercial Bank of China. The loan bore interest at 5.56% per year and was guaranteed by Jiangsu Ever-Glory. The loan was paid in full in March 2011.

As of December 31, 2010, Ever-Glory Apparel had borrowed approximately $0.7 million from Bank of Communications which was guaranteed by Jiangsu Ever-Glory and Mr. Kang, and also collateralized by approximately $0.9 million of accounts receivable from wholesale customers. This loan was paid in full in March 2011.

As of December 31, 2010, Ever-Glory Apparel had borrowed approximately $0.6 million from China Everbright Bank which was guaranteed by Jiangsu Ever-Glory and Mr. Kang, and also collateralized by approximately $0.8 million of accounts receivable from wholesale customers. This loan was paid in full in January 2011.

As of December 31, 2010, LA GO GO had borrowed approximately $0.3 million from Bank of Shanghai. This loan was guaranteed by a third party. This loan was paid in full in January 2011.

On January 04, 2011, Goldenway finalized a new one-year line of credit agreement for approximately $6.1 million (RMB40.0 million) with Shanghai Pudong Development Bank, which allows the Company to borrow up to approximately $6.1 million (RMB40.0 million beginning from December 10, 2010. As of December 31, 2010, the Company had borrowed approximately $6.1 million (RMB40.0 million) under this agreement. These borrowings are collateralized by part of our property and equipment.

Total interest expense on bank loans was approximately $0.4 million and $0.3 million for the years ended December 31, 2010 and 2009, respectively. All bank loans are used to fund our daily operations.

Loans from related party

As of December 31, 2010 and 2009, we owed approximately $1.0 million and $2.6 million, respectively to Blue Power Holdings Limited, a company controlled by our Chief Executive Officer. Interest is charged at 6% per annum on the amounts due. The loans are due through April 2011. During 2010, approximately $1.7 million was repaid. For the years ended December 31, 2010 and 2009, we incurred interest expense of $74,000 and $116,000 respectively. The accrued interest is included in the carrying amount of the loan in the accompanying balance sheets.

Capital Commitments

We have a continuing program for the purpose of improving our manufacturing facilities and extending our LA GO GO stores. We anticipate that cash flows from operations and borrowings from banks will be used to pay for these capital commitments.

 Uses of Liquidity

Our cash requirements through the end of 2011 will be primarily to fund daily operations and the growth of our business.

Sources of Liquidity

Our primary sources of liquidity for our short-term cash needs are expected to be from cash and cash equivalents currently on hand, cash flows generated from operations and borrowings from banks. We believe that we will be able to borrow additional funds if necessary.

We believe our cash flows from operations together with our cash and cash equivalents currently on hand as well as borrowings from banks will be sufficient to meet our needs for working capital, capital expenditure and other commitments through the end of 2011. No assurance can be made that additional financing will be available to us if required, and adequate funds may not be available on terms acceptable to us. If funding is insufficient at any time in the future, we will develop or enhance our products or services and expand our business through cash flows generated from operations and borrowings from banks.

As of December 31, 2010, we had access to approximately $21.0 million in lines of credit, of which approximately $5.2 million was unused and available. These credit facilities do not include any covenants.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004 the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of December 31, 2010, the market foreign exchange rate had increased to 6.59 RMB to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future, and will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel and LA GO GO (whose functional currency is RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All exchange differences are recorded within equity. The foreign currency translation gain (loss) for the years ended December 31, 2010 and 2009 was $1,216,623 and ($35,838) respectively.

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

As of December 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Ever-Glory International Group, Inc.

We have audited the accompanying consolidated balance sheets of Ever-Glory International Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, equity and cash flows for each of the two years in the period ended December 31, 2010.  These financial statements are the responsibility of Ever-Glory International Group, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ever-Glory International Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/GHP Horwath, P.C.
Denver, Colorado
March 31, 2011

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

ASSETS
	2010	2009

CURRENT ASSETS
Cash and cash equivalents	$3,691,653	$3,555,745
Accounts receivable	36,334,684	12,751,579
Inventories	26,210,714	12,419,622
Value added tax receivable	1,755,697	730,724
Other receivables and prepaid expenses	1,000,775	601,842
Advances on inventory purchases	2,150,345	443,331
Amounts due from related party	10,102,559	13,354,884
Total Current Assets	81,246,427	43,857,727

LAND USE RIGHT, NET	2,815,760	2,788,731
PROPERTY AND EQUIPMENT, NET	12,580,757	12,540,856
INVESTMENT, AT COST	-	1,467,000
TOTAL ASSETS	$96,642,944	$60,654,314

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Bank loans	$18,139,781	$7,305,660
Loan from related party	999,811	2,575,759
Accounts payable	29,938,541	13,241,962
Accounts payable and other payables - related parties	1,463,120	782,606
Other payables and accrued liabilities	3,507,196	2,287,356
Value added and other taxes payable	1,221,441	186,895
Income tax payable	308,807	3,745
Deferred tax liabilities	1,127,753	421,899
Total Current Liabilities	56,706,450	26,805,882

LONG-TERM LIABILITIES
Derivative liability	606,800	1,627,839
Total Long-term Liabilities	606,800	1,627,839
TOTAL LIABILITIES	57,313,250	28,433,721

COMMITMENTS AND CONTINGENCIES

EQUITY
Stockholders' equity of the Company:
Preferred stock ($.001 par value, authorized 5,000,000 shares,
no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares,
14,750,783 and 13,560,240 shares issued and outstanding
as of December 31, 2010 and December 31, 2009, respectively)	14,751	13,560
Additional paid-in capital	3,512,380	3,615,357
Retained earnings	26,419,672	20,406,245
Statutory reserve	4,222,098	3,585,448
Accumulated other comprehensive income	5,160,793	3,934,437
Total Stockholders' Equity of the Company	39,329,694	31,555,047
Noncontrolling interest	-	665,546
Total Equity	39,329,694	32,220,593
TOTAL LIABILITIES AND EQUITY	$96,642,944	$60,654,314

The accompanying notes are an integral part of these consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010		2009

NET SALES
Related parties	$		$73,207
Third parties		134,145,710	89,797,784
Total net sales		134,145,710	89,870,991

COST OF SALES
Related parties			54,965
Third parties		107,987,342	71,510,802
Total cost of sales		107,987,342	71,565,767

GROSS PROFIT		26,158,368	18,305,224

OPERATING EXPENSES
Selling expenses		9,760,424	4,659,103
General and administrative expenses		9,782,025	7,533,411
Total operating expenses		19,542,449	12,192,514

INCOME FROM OPERATIONS		6,615,919	6,112,710

OTHER INCOME (EXPENSE)
Interest income		125,492	620,731
Interest expense		(490,001)	(443,106)
Change in fair value of derivative liability		1,021,039	(1,146,059)
Other income		221,404	52,490
Gain on sale of investment		349,139
Total other income(expense)		1,227,073	(915,944)

INCOME BEFORE INCOME TAX EXPENSE		7,842,992	5,196,766

INCOME TAX EXPENSE		(1,134,214)	(814,686)

NET INCOME		6,708,778	4,382,080

LESS:NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST		(58,701)	(129,984)

NET INCOME ATTRIBUTABLE TO THE COMPANY		$6,650,077	$4,252,096

NET INCOME		$6,708,778	$4,382,080

Foreign currency translation gain (loss)		1,216,623	(35,838)

COMPREHENSIVE INCOME		7,925,401	4,346,242

COMPREHENSIVE INCOME ATTRIBUTABLE TO
THE NONCONTROLLING INTEREST		(58,721)	(116,569)

COMPREHENSIVE INCOME ATTRIBUTABLE TO
THE COMPANY		$7,866,680	$4,229,673

EARNINGS PER SHARE
Attributable to the Company's common stockholders
Basic		$0.45	$0.31
Diluted		$0.45	$0.29
Weighted average number of shares outstanding
Basic		14,737,945	13,552,837
Diluted		14,737,945	14,703,522

The accompanying notes are an integral part of these consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

			Additional	Retained Earnings		Accumulated other
	Common Stock		paid-in		Statutory	comprehensive	Noncontrolling
	Shares	Amount	capital	Unrestricted	reserve	income	Interest	Total
Balance at December 31, 2008	12,373,567	$12,374	$4,549,004	$15,807,539	$3,437,379	$3,956,860	$548,977	$28,312,133

Cumulative effect of change in accounting principle-January 1,2009-Reclassification of equity linked financial instruments to derivative liability			(976,460)	494,679				(481,781)
Stock issued for compensation	32,827	32	43,967					43,999
Stock issued for merger of Catch-luck	1,153,846	1,154	(1,154)					-
Net income				4,252,096			129,984	4,382,080
Transfer to reserve				(148,069)	148,069
Foreign currency translation loss						(22,423)	(13,415)	(35,838)

Balance at December 31, 2009	13,560,240	13,560	3,615,357	20,406,245	3,585,448	3,934,437	665,546	32,220,593

Stock issued for compensation	9,132	10	26,270					26,280
Stock issued for merger of Catch-luck	1,153,846	1,154	(1,154)					-
Stock issued for services	27,565	27	71,642					71,669
Acquisition of the noncontrolling interest			(199,735)			9,733	(724,247)	(914,249)
Net income			-	6,650,077			58,701	6,708,778
Transfer to reserve				(636,650)	636,650			-
Foreign currency translation gain				-		1,216,623		1,216,623
	14,750,783	$14,751	$3,512,380	$26,419,672	$4,222,098	$5,160,793	$-	$39,329,694

The accompanying notes are an integral part of these consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,708,778	$4,382,080
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	2,342,539	1,892,654
Deferred income tax	705,854	341,658
Change in fair value of derivative liability	(1,021,039)	1,146,059
Stock based compensation	26,280	43,999
Stock issued for services	71,669	-
Gain on sale of cost investment	(349,139)	-
Changes in operating assets and liabilities
Accounts receivable	(22,652,993)	(3,264,117)
Inventories	(13,047,456)	(8,678,475)
Value added tax receivable	(975,280)	(730,226)
Other receivables and prepaid expenses	(266,342)	(244,188)
Advances on inventory purchases	(1,759,176)	(154,970)
Amounts due from related party	3,087,378	(3,395,972)
Accounts payable	15,888,227	9,614,932
Accounts payable - related parties	1,035,912	2,504,760
Other payables and accrued liabilities	1,119,070	602,868
Other payables-related parties	74,087	(554,589)
Value added and other taxes payable	1,002,692	(181,789)
Income tax payable	297,377	(254,026)
Net cash (used in) provided by operating activities	(7,711,562)	3,070,658

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of cost investment	1,828,518
Payment for acquisition of noncontrolling interest	(914,249)
Other payables-related party		(200,000)
Purchase of property and equipment	(1,984,027)	(1,314,524)
Proceeds from sale of equipment	30,020	28,540
Net cash used in investing activities	(1,039,738)	(1,485,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	36,194,090	16,800,360
Repayment of bank loans	(25,824,349)	(16,038,040)
Repayment of long term loan from related party	(1,650,030)	(200,000)
Net cash provided by financing activities	8,719,711	562,320

EFFECT OF EXCHANGE RATE CHANGES ON CASH	167,497	(36,612)

NET INCREASE IN CASH AND CASH EQUIVALENTS	135,908	2,110,382

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,555,745	1,445,363

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,691,653	$3,555,745

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$377,444	$327,432
Income taxes	$161,311	$720,419

The accompanying notes are an integral part of these consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Ever-Glory International Group, Inc. (“Ever-Glory”) was incorporated in Florida on October 19, 1994. Substantially all of its businesses are operated through its subsidiaries in the People’s Republic of China (“PRC”).

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

Ever-Glory International Group Apparel Inc.(“Ever-Glory Apparel”), a wholly owned subsidiary of Goldenway, was incorporated in the PRC on January 6, 2009.  Goldenway invested approximately $6.6 million (RMB45.0 million) in cash in Ever-Glory Apparel. Ever-Glory Apparel is principally engaged in the import and export of apparel, fabric and accessories.

Shanghai LA GO GO Fashion Company Limited (“LA GO GO”), was formed as a joint venture between Goldenway and Shanghai La Chapelle Garment and Accessories Company Limited (“La Chapelle”),and was incorporated in the PRC on January 24, 2008. Goldenway invested approximately $ 0.8 million (RMB 6.0 million) in cash, and La Chapelle invested approximately $ 0.6 million (RMB 4.0 million) in cash, for a 60% and 40% ownership interest, respectively. The joint venture was formed to establish and create a leading brand of ladies’ apparel for the mainland Chinese market. In March, 2010, Goldenway transfered all of its ownership interest in LA GO GO to Ever-Glory Apparel. In April 2010, Ever-Glory Apparel acquired 100% of the noncontrolling interest in LA GO GO from La Chapelle for approximately $0.9 million ( RMB6.2 million) which in accordance with ASC 810-10-45-23, was allocated to the reduction of the noncontrolling interest balance of approximately US$0.7 million and additional paid in capital of approximately US$0.2 million.

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009
Ever-Glory, Perfect Dream, Ever-Glory HK, Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel and LA GO GO are hereinafter referred to as (the “Company”)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include Ever-Glory and its subsidiaries, and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Business Combinations with Entities under Common Control

On June 26, 2006, the Company acquired 100% of Catch-Luck from Ever-Glory Hong Kong. The Company paid Ever-Glory Hong Kong $600,000 in cash and issued 1,307,693 shares of the Company’s restricted common stock in connection with the transaction. On August 31, 2006, the Company amended the terms of the purchase consideration as follows: 1) An additional 1,153,846 shares of the Company’s restricted common stock were to be issued to Ever-Glory Hong Kong if Catch-Luck generated gross revenues of at least $19,000,000 and net income of $1,500,000 for the year ended December 31, 2008. These targets were met in 2008 and the shares were issued on April 28, 2009. 2) An additional 1,153,846 shares of the Company’s restricted common stock were to be issued to Ever-Glory Hong Kong if Catch-Luck generated gross revenues of at least $19,000,000 and net income of $1,500,000 for the year ending December 31, 2009. These targets were met in 2009 and the shares were issued in 2010.

Mr. Edward Yihua Kang, is the Company’s Chairman and Chief Executive Officer, and is also a significant shareholder of the Company Mr. Kang was also the controlling shareholder of Ever-Glory Hong Kong at the time of this transaction. Accordingly, the transaction was accounted for as a merger of entities under common control, and has been included in the consolidated financial statements with each account stated at historical cost.

Use of Estimates and Assumptions

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009
In preparing the consolidated financial statements in conformity with GAAP, management makes certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the periods reported.  Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent based on the best information available at the time the estimates are made. Actual results could differ from these estimates.

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

As of December 31, 2010 and 2009, the Company considers all its accounts receivable to be collectable and no provision for doubtful accounts has been made in the consolidated financial statements.

Inventories

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009
Wholesale inventories are stated at lower of cost or market value, cost being determined on a specific identification method. The Company manufactures products upon receipt of orders from its customers. All products must pass the customers’ quality assurance procedures before delivery. Therefore, products are rarely returned by customers after delivery.

Retail inventories are stated at the lower of average cost or market value, cost being determined on a specific identification method. The Company records an allowance for obsolete materials aged more than one year and for obsolete finished goods aged more than eighteen months.

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

Depreciation is provided on a straight-line basis, less estimated residual value, over the assets’ estimated useful lives.  The estimated useful lives are as follows:

Property and plant	15-20 Years
Leasehold improvements	2-10 Years
Machinery and equipment	10 Years
Office equipment and furniture	3-5 Years
Motor vehicles	5 Years

Land Use Rights

All land in the PRC is owned by the government and cannot be sold to any individual or company.  However, the government may grant a “land use right” to occupy, develop and use land. The Company records land use rights obtained as intangible assets at cost, which is amortized evenly over the grant period of 50 years.

Long-Lived Assets

Long-lived assets, property, equipment and land use rights held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. There were no impairments of long-lived assets as of December 31, 2010.

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009
Cost Investment

At December 31,2009, Cost Investment consisted of the Company’s 10% equity investment in La Chapelle, acquired on January 9, 2008 for approximately $1,467,000. In April, 2010, the Company sold its 10% equity interest in La Chapelle to two unrelated third parties for approximately RMB12 million (US$1.8 million) and recorded a gain on the sale of approximately RMB2 million(US$350,000).

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

At December 31, 2010, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions that management considers to be of a high quality.

The Company has adopted ASC 825-10 “Financial Instruments”, previously SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings.

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009
Revenue and Cost Recognition

The Company recognizes wholesale revenue from product sales, net of value added taxes, upon delivery for local sales and upon shipment of the products for export sales, at which time title passes to the customer provided that there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable and collectability is deemed probable. The Company recognizes wholesale revenue from manufacturing fees charged to buyers for the assembly of garments from materials provided by the buyers upon completion of the manufacturing process and upon delivery to the buyer for local sales and upon shipment of the products for export sales, provided that there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable and collectability is deemed probable. Retail sales are recongnized at the time of register receipt.

Cost of goods sold includes the direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment and rent consistent with the revenue earned.Cost of goods sold excludes warehousing costs, which historically have not been significant.

Local transportation charges and production inspection charges are included in selling expenses and totalled $51,082 and $100,010 in 2010 and 2009, respectively.

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

The Company has adopted ASC740 (formerly FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”)). A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company does not have any material unrecognized tax benefits.

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

The Company files income tax returns with the relevant government authorities in the U.S. and the PRC. The Company was not subject to U.S. federal tax examinations for years before 2007. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2010 and 2009. The Company’s effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses, temporary differences, and preferential tax treatment.

Noncontrolling Interest

At January 1, 2010, noncontrolling interest consisted of the 40% interest in LA GO GO  held by La Chapelle. In April 2010, Ever-Glory Apparel acquired 100% of the nonco-
ntrolling interest in LA GO GO from La Chapelle.

Foreign Currency Translation and Other Comprehensive Income

The reporting currency of the Company is the U.S. dollar. The functional currency of Ever-Glory, Perfect Dream and Ever-Glory HK is the U.S. dollar. The functional currency of Goldenway, New Tailun, Catch-luck, Ever-Glory Apparel and LA GO GO is the Chinese RMB.

For the subsidiaries whose functional currencies are the RMB, all assets and liabilities are translated at the exchange rate on the balance sheet date; equity is translated at historical rates and items in the statement of income are translated at the average rate for the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity and amounted to $5,160,793 and $3,934,437 as of December 31, 2010 and 2009, respectively. Assets and liabilities at December 31, 2010 and 2009 were translated at RMB6.59 and RMB6.82 to $1.00 respectively. The average translation rates applied to income statement accounts and statement of cash flows for the years ended December 31, 2010 and 2009 were RMB6.76 and RMB6.82 to $1.00, respectively. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.Items in the cash flow statement are translated at the average exchange rate for the period.

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

Translation gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred and amounted to $143,678 and $6,380 for the years ended December 31, 2010 and 2009, respectively.

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

Segments

The Company applies ASC 280 which establishes standards for operating information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in financial reports issued to stockholders. ASC 280 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company reports financial and operating information in two segments:

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

(1)	Wholesale apparel manufacture and sales

(2)	Retail sales of own-brand clothing

Reclassification

Certain amounts reported in the 2009 financial statements have been reclassified to conform to the 2010 presentation.

Recently Issued Accounting Pronouncements

Business Combinations

(Included in ASC 805 “Business Combination,” previously SFAS No. 141(R))

This ASC guidance revised SFAS No. 141, “Business Combinations” and addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination.

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, “Business Combinations” (Topic 805): “Disclosure of Supplementary Pro Forma Information for Business Combinations” This ASU specifies that when financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective for business combinations with acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Management does not believe the adoption of this update will have any impact on the Company's consolidated financial statements.

Goodwill

(Included in ASC 350 “Intangibles-Goodwill and Other”)

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

In December 2010, the FASB issued ASU No.2010-28, “Intangible-Goodwill and Other” (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU requires that reporting units with zero or negative carrying amounts perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Management does not believe the adoption of this update will impact the Company's financial condition, results of operations and disclosures.

Accounting for Transfers of Financial Assets

(Included in ASC 860 “Transfers and Serving”)

This ASC guidance addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, it removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. This guidance was effective for the Company as of January 1, 2010. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

Consolidation of Variable Interest Entities – Amended

(Included in ASC 810 “Consolidation”)

Revisions under ASC 810 require an enterprise to perform ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. This ASC guidance also requires enhanced disclosures that provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. ASC 810 was effective for the Company as of January 1, 2010. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

NOTE 3 – INVENTORIES

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

Inventories at December 31, 2010 and 2009 consisted of the following:

	2010	2009
Raw materials	$3,249,263	$735,891
Work-in-progress	12,441,619	6,212,767
Finished goods	10,798,753	5,529,726
	26,489,635	12,478,384
Less: allowance for obsolete inventories	(278,921)	(58,762)
Total inventories	$26,210,714	$12,419,622

NOTE 4 - LAND USE RIGHTS

In 2006, the Company obtained a fifty-year land use right on 112,442 square meters of land in the Nanjing Jiangning Economic and Technological Development Zone.

Land use rights at December 31, 2010 and 2009 consisted of the following:

	2010	2009
Land use rights	$3,163,861	$3,068,813
Less: accumulated amortization	(348,101)	(280,082)
Land use rights, net	$2,815,760	$2,788,731

Amortization expense was $68,019 and $65,777 for the years ended December 31, 2010 and 2009, respectively. Future expected amortization expense for land use rights is approximately $68,000 for each of the next five years.

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31 2010 and 2009:

	2010	2009
Property and plant	$15,691,694	$14,172,467
Equipment and machinery	3,674,395	3,600,516
Office equipment and furniture	682,612	437,116
Motor vehicles	377,121	297,811
	20,425,822	18,507,910
Less: accumulated depreciation	7,845,065	5,967,054
Property and equipment, net	$12,580,757	$12,540,856

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

Depreciation expense was $2,274,520 and $1,826,922 for the years ended December 31, 2010 and 2009, respectively.

NOTE 6 - OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2010 and 2009 consisted of the following:

	2010	2009
Building construction costs payable	$1,405,866	$612,606
Accrued professional fees	194,781	182,608
Accrued wages and welfare	1,729,787	1,205,874
Other payables	176,762	286,268
Total other payables and accrued liabilities	$3,507,196	$2,287,356

NOTE 7 - BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short term bank loans consisted of the following at December 31, 2010 and 2009:

	2010	2009
Bank loan, interest rate at 0.4455 % per month,
paid in full, March 2011	$7,585,000
Bank loan, interest rate at 0.2773 % per month,
paid in full, January 2011	399,800
Bank loan, interest rate at 0.2773 % per month,
paid in full, February 2011	574,970
Bank loan, interest rate at 0.29 % per month,
paid in full, February 2011	663,230
Bank loan, interest rate at 0.29167 % per month,
paid in full, February 2011	707,511
Bank loan, interest rate at 0.4633 % per month,
paid in full, March 2011	606,800
Bank loan, interest rate at 0.2158 % per month,
paid in full, January 2011	172,000
Bank loan, interest rate at 0.21685 % per month,
paid in full, March 2011	511,700
Bank loan, interest rate at 0.27 % per month,
paid in full, January 2011	577,710
Bank loan, interest rate at 0.405 % per month,
paid in full, January 2011	273,060
Bank loan, interest rate at 0.4633% per month,
due December 2011	6,068,000
Bank loan, interest rate at 0.44583% per month,
paid in full, January 2010		$1,467,000
Bank loan, interest rate at 0.44583% per month,
paid in full, March 2010		1,026,900
Bank loan, interest rate at 0.4455% per month,
paid in full, March 2010		440,100
Bank loan, interest rate at 0.4050% per month,
paid in full, March 2010		264,060
Bank loan, interest rate at 0.44583% per month,
paid in full, May 2010		3,374,100
Bank loan, interest rate at 0.4425% per month,
paid in full December 2010		733,500
Total bank loans	$18,139,781	$7,305,660

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

On August 2, 2010, Goldenway entered into a two-year revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.58 million (RMB50 million). As of December 31, 2010, The Company had borrowed approximately $7.58 million (RMB50 million) under this agreement. These borrowings are guaranteed by Jiangsu Ever-Glory, an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These borrowings are also collateralized by the Company’s property and equipment.

On March 11, 2010, Ever-Glory Apparel entered into a one-year line of credit agreement for approximately $7.5 million (RMB50 million) with Nanjing Bank. As of December 31, 2010, $2.35 million of bank loans outstanding under this agreement were collateralized by approximately $3.7 million of accounts receivable from wholesale customers and are to be repaid upon receipt of payments from customers.
Approximately $5.15 million was unused and available.

As of December 31, 2010, Ever-Glory Apparel had borrowed $0.6 million (RMB4 million) from the Industry and Commercial bank of China.The loan, which bore interest at 5.56% per year and was guaranteed by Jiangsu Ever-Glory, was is paid in full in March 2011.

As of December 31, 2010, Ever-Glory Apparel had borrowed $683,700 from Bank of Communications which was guaranteed by Jiangsu Ever-Glory and Mr. Kang, and collateralized by approximately $900,000 of accounts receivable from wholesale customers. This loan was is paid in full in March 2011.

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

As of December 31, 2010, Ever-Glory Apparel had borrowed $577,710 from Bank of Everbright which was guaranteed by Jiangsu Ever-Glory and Mr. Kang, and collateralized by approximately $770,000 of accounts receivable from wholesale customers. During January 2011 the loan was repaid.

As of December 31, 2010, LA GO GO had borrowed $270,000 from Bank of Shanghai, This loan was guaranteed by a third party. During January 2011 the loan was repaid.

On January 04, 2011. Goldenway finalized a new one-year line of credit agreement for approximately $6.1 million (RMB40 million) with Shanghai Pudong Development Bank. The Agreement allows Goldenway to borrow RMB 40 million ($ 6.1 million) beginning from December 10, 2010. As of December 31, 2010, RMB40 million ($6.1 million) of bank loans outstanding under this agreement were guaranteed by certain properties and land use rights of Goldenway.

Total interest expense on bank loans was $377,444 and $327,374 for the years ended December 31, 2010 and 2009, respectively.

Note 8 DERIVATIVE WARRANT LIABILITY
(Included in ASC 815 “Derivatives and Hedging”, previously SFAS 133)

 In June 2008, the FASB ratified EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. Paragraph 11(a) of SFAS No. 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The Company’s adoption of EITF 07-5 effective January 1, 2009, resulted in the identification of certain warrants that were determined to require liability classification because of certain provisions that may result in an adjustment to their exercise price. Accordingly, these warrants were retroactively reclassified as liabilities upon the effective date of EITF No. 07-5 as required by the EITF. The resulting cumulative effect of the change in accounting principle was a decrease in paid in capital of approximately $976,500, an increase in retained earnings of approximately $494,700, and the recognition of a liability of approximately $481,800 as of January 1, 2009. The liability was adjusted to fair value as of December 31, 2010 and 2009, resulting in a decrease (increase) in the liability and decrease in other expense of $1,021,039 and ($1,146,059) for the years ended December 31, 2010 and 2009, respectively.

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

Through September 30, 2010, the Company used the Black-Scholes option pricing model to calculate the fair value of its warrant liabilities. During the three months ended December 31, 2010, the Company converted to the Binomial Lattice model to calculate the fair value of its warrant liabilities, as management believes that the Binomial Lattice model results in a valuation that is more representative of the fair value of the warrants. The estimated fair value of the warrant liabilities is approximately $606,800 at December 31, 2010, which is approximately $227,000 less than estimated fair value using the Black-Scholes option pricing model.  In accordance with ASC 820, the change in the valuation technique has been accounted for as a change in accounting estimate.  Included in other income for the years ended December 31, 2010 and 2009 is a gain (loss) from the change in fair value of the Company’s derivative liability of approximately $1.0 million and ($1.2 million), respectively.

NOTE 9 - INCOME TAX

Pre-tax income for the years ended December 31, 2010 and 2009 was taxable in the following jurisdictions:

	2010	2009
PRC	$5,439,758	$4,684,365
Others	2,403,234	512,401
	$7,842,992	$5,196,766

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

Below is a summary of the income tax rates for each of our PRC subsidiaries in 2009 and 2010.

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009
	Goldenway	New-Tailun	Catch-Luck	LA GO GO	Ever-Glory Apparel
2009	25.0%	12.5%	12.5%	25.0%	25.0%
2010	25.0%	12.5%	12.5%	25.0%	25.0%

Perfect Dream was incorporated in the British Virgin Islands on July 1, 2004, and has no liabilities for income tax.

Ever-Glory HK was incorporated in Samoa on September 15, 2009, and has no liabilities for income tax.

Ever-Glory was incorporated in the United States and has incurred net operating losses for income tax purposes for 2010 and 2009. As of December 31, 2010, the net operating loss carry forwards for United States income taxes was approximately $95,121 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2030. Management believes that the realization of the benefits from these losses is uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. The valuation allowance at December 31, 2010 was approximately $32,000.

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the years ended December 31, 2010 and 2009:

	2010	2009
PRC Statutory Rate	25.0	25.0
Income tax exemption	(2.9)	(9.2)
Other	(1.2)	1.6
Effective income tax rate	20.9%	17.4%

Income tax expense for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009

Current	$428,360	$473,028
Deferred	705,854	341,658
Income tax expense	$1,134,214	$814,686

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009
The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 2010 and 2009 are presented below:

Deferred tax assets:

	2010	2009
U.S. net operating losses	$32,000	$13,800
PRC purchase invoices not yet received	8,501,180	1,366,398
	8,533,180	1,380,198
Valuation allowance	(32,000)	(13,800)
	8,501,180	1,366,398
Deferred Tax liabilities:
PRC sales invoices not yet issued	9,628,933	1,788,297
Net deferred tax liabilities	$1,127,753	$421,899

At December 31, 2010 and 2009, deferred tax liabilities arise from temporary differences relating to sales and purchase invoices, which, for PRC tax purposes are recorded upon issuance of invoices, and which are recorded upon delivery or shipment for book purposes.

NOTE 10 - EARNINGS PER SHARE

Basic and diluted earnings per share for 2010 and 2009 were calculated as follows:

	2010	2009
Weighted average number of common shares- Basic	14,737,945	13,552,837
Contingently issuable shares for Catch-Luck acquisition		1,150,685
Weighted average number of common shares- Diluted	14,737,945	14,703,522

Earnings per share - basic	$0.45	$0.31
Earnings per share –diluted	$0.45	$0.29

For the years ended December 31, 2010 and 2009, the Company excluded 840,454 and 913,182 warrants outstanding from diluted earnings per share because the exercise price of $3.20 exceeded the average trading price of $2.83 and $2.16 for the years ended December 31, 2010 and 2009, respectively making these warrants anti-dilutive.

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 11 - STOCKHOLDERS’ EQUITY

Stock Issued for Acquisitions under Common Control

In April 2010, the Company issued 1,153,846 shares of restricted common stock to a related company as part of the consideration for the acquisition of Catch-Luck.

Stock Issued to Independent Directors

On January 5, 2010, the Company issued 6,634 shares of common stock to the Company’s three independent directors as compensation for their services in the third and fourth quarters of 2009. The shares were valued at $2.84 per share, which was the average market price of the common stock for the five trading days before the grant date.

On June 1, 2010, the Company issued 27,565 shares of common stock to a consultant as compensation for services. The shares were valued at $2.60 per share, being the market price of the common stock at the date of issuance.

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

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

As of December 31, 2010, New-Tailun and Catch-Luck had fulfilled the 50% statutory reserve contribution requirement; therefore no further transfers are required for those entities. In 2010 Goldenway appropriated $112,012, Ever-Glory Apparel appropriated $269,070 and LA GO GO appropriated $255,568 to the statutory reserve.

Warrants

Following is a summary of the status of warrants outstanding and exercisable at December 31, 2010 and 2009:

2010			2009
Exercise Price	Number of Shares	Average Remaining Contractual Life	Average Exercise Price	Number of Shares	Average Remaining Contractual Life
$3.20	840,454	2.43	$3.20	840,454	3.43
			$3.20	72,728	1.01
Total	840,454			913,182

NOTE 12 - RELATED PARTY TRANSACTIONS

Mr. Kang is the Company’s Chairman and Chief Executive Officer. Ever-Glory Hong Kong is the Company’s major shareholder. Mr. Xiaodong Yan is Ever-Glory Hong Kong’s shareholder. All transactions associated with the following companies controlled by Mr. Kang or Mr. Yan are considered to be related party transactions. and it is possible that the terms of these transactions may not be the same as those that would result from transanctions among unrelated parties. All related party outstanding balances are short-tem in nature and are expected to be settled in cash.

Sales and Cost of Sales to Related Parties

Sales and cost of sales for the year ended December 31, 2009 were from transactions with Nanjing Knitting, Jiangsu Ever-Glory and Shanghai La Chapelle.

	2010		2009
	Sales	Cost of Sales	Sales	Cost of Sales
Shanghai La Chapelle			$63,466	$45,563
Nanjing Knitting			$9,352	$9,015
Jiangsu Ever-Glory			$389	$387
Total	$-	$-	$73,207	$54,965

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

Other income from Related Parties

Included in other income is rent revenue from entities controlled by Mr Kang under operating lease agreements with various terms though 2015 as follows:

2010

EsC'eLav	$11,095
Jiangsu Heng-rui	$20,859
Total	$31,954

Purchases from, and Sub-contracts with Related Parties

In connection with the Company’s tax planning strategies relating to VAT, raw materials are sourced by the Company in the PRC and shipped to related party contract manufacturers in Vietnam and Cambodia. The raw materials were originally purchased by the Company, and, through a series of transactions, were sold at cost to, and repurchased at cost from, Jiangsu Ever-Glory. These transactions amount to approximately $4.5 million (RMB30 million) during the year ended December 31, 2010, and have been netted against each other for financial reporting purposes. There were no such transactions in 2009.

The Company purchased raw materials from related companies totaling $2,994,784 and $2,728,896 during the years ended December 31, 2010 and 2009, respectively.

	2010	209
Nanjing Knitting	$2,994,784	$2,686,862
Jiangsu Ever-Glory		$42,033
Total	$2,994,784	$2,728,896

In addition, the Company sub-contracted certain manufacturing work to related companies totaling $4,067,286 and $1,814,846 for the years ended December 31, 2010 and 2009, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the years ended December 31, 2010 and 2009 are as follows:

	2010		2009
Nanjing Knitting	$		$591,470
Nanjing Ever-Kyowa,		1,065,741	955,792
Jiangsu Ever-Glory		701,244
Ever-Glory Vietnam		1,711,630	246,936
Ever-Glory Cambodia		588,671	20,648
Total		$4,067,286	$1,814,846

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

Accounts Payable – Related Parties

The Company purchases raw materials from and subcontracts some of its production to related parties. Accounts payable to related parties are as follows:

	2010	2009
Nanjing Knitting	$713,581	$153,660
Nanjing Ever-Kyowa	369,837	335,546
Ever-Glory Vietnam	365,569
Ever-Glory Combodia	14,133
Shanghai La Chapelle		293,400
Total	$1,463,120	$782,606

Amounts Due From Related Party

Jiangsu Ever-Glory International Group Corp., (“Jiangsu Ever-Glory”) is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by the Company’s Chief Executive Officer. Because of restrictions on its ability to directly import and export products, the Company utilizes Jiangsu Ever-Glory as its agent, to assist the Company with its import and export transactions and its international transportation projects. Import transactions primarily consist of purchases of raw materials and accessories designated by the Company’s customers for use in garment manufacture. Export transactions consist of the Company’s sales to foreign markets such as Japan, Europe and the United States. As the Company’s agent, Jiangsu Ever-Glory’s responsibilities include managing customs, inspection, transportation, insurance and collections on behalf of the Company. Jiangsu Ever-Glory also manages transactions denominated in currencies other than the Chinese RMB at rates of exchange agreed between the Company and Jiangsu Ever-Glory and based upon rates of exchange quoted by the People’s Bank of China. In return for these services, Jiangsu Ever-Glory charged the Company a fee of approximately 3% of export sales which produce in China and 1% of export sales which produce in overseas. For import transactions, the Company may make advance payments, through Jiangsu Ever-Glory, for the raw material purchases, or Jiangsu Ever-Glory may make advance payments on the Company’s behalf. For export transactions, accounts receivable for export sales are remitted by the Company’s customers through Jiangsu Ever-Glory, who forwards the payments to the Company. The Company and Jiangsu Ever-Glory have agreed that balances from import and export transactions may be offset. Amounts due to (from) Jiangsu Ever-Glory are typically settled within 60-90 days. Interest of 0.5% is charged on net amounts due at each month end. Interest income for the years ended December 31, 2010 and 2009 was $77,704 and $614,842 respectively. Following is a summary of import and export transactions for the years ended December 31, 2010 and 2009:

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

	Accounts Receivable	Accounts Payable	Net
As of January 1,2010	$15,745,543	$2,390,658	$13,354,885
Sales/Purchase	$15,696,889	$4,004,040
Payment Received/Made	$14,945,175
As of Dec 31,2010	$16,497,257	$6,394,698	$10,102,559

Approximately 64.37% of the receivable balance at December 31, 2010 was settled by March 28, 2011.

Loan from Related Party

As of December 31, 2010 and 2009 the Company owed $999,811 and $2,575,759, respectively to Blue Power Holdings Limited, a company controlled by the Company’s Chief Executive Officer. Interest is charged at 6% per annum on the amounts due. The loans are due through April 2011. During 2010 $1,650,030 was repaid. For the years ended December 31, 2010 and 2009, the Company incurred interest expense of $74,082 and $115,674, respectively. The accrued interest is included in the carrying amount of the loan in the accompanying balance sheets.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009
On January 1, 2010, the Company renewed it’s lease of factory and office space from Jiangsu Ever-Glory under an operating lease which expires on December 31, 2011, and at an annual rental of RMB314,000 ($46,000). For the years ended December 31, 2010 and 2009, the Company recognized rental expense in the amounts of approximately $47,000 and $51,000, respectively.

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

Year ending December 31,
2011	$474,000
2012	220,000
2013	138,000
2014	116,000
$948,000

Legal Proceedings

There is no material pending legal proceeding to which the Company is a party.

NOTE14 - CONCENTRATIONS AND RISKS

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China and banks in Hong Kong. Total cash deposited with these banks at December 31, 2010 and December 31, 2009 amounted to $3,691,653 and $3,555,745, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in it’s bank accounts.

In it’s wholesale segment, the Company had two wholesale customers that represented approximately 20.8% and 16.6% of total sales for the year ended December 31, 2010, and one customer that represented 29% of total sales for the year ended December 31, 2009.

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

The Company did not rely on any single raw material supplier during 2010 and 2009.

For the wholesale business, the Company relied on two manufacturers for 14% and 10% of purchased finished goods during 2010 and relied on two manufacturers for 18% and 11% of purchased finished goods in 2009.

For the retail business, the Company relied on one manufacturer for 11.6% of purchased finished goods during 2010.

NOTE15- SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)  Wholesale segment

(b)  Retail segment

The Company also provides general corporate services to its segments and these costs are reported as "Corporate and others."

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009
	Wholesale segment	Retail segment	Corporate and others	Total
December 31, 2010
Segment profit or loss:
Net revenue from external customers	$104,845,550	$29,300,160	$-	$134,145,710
Net revenue from related parties				$-
Income from operations	$5,093,400	$1,617,640	$(95,121)	$6,615,919
Interest income	$123,461	$2,031	$-	$125,492
Interest expense	$403,871	$12,043	$74,087	$490,001
Depreciation and amortization	$937,872	$1,404,667		$2,342,539
Income tax expense	$718,824	$415,390		$1,134,214
Segment assets:
Additions to property, plant and equipment	$183,215	$1,800,812		$1,984,027
Total assets	$120,239,444	$17,288,247	$62,458,451	$199,986,142

December 31, 2009
Segment profit or loss:
Net revenue from external customers	$76,604,340	$13,193,444	$-	$89,797,784
Net revenue from related parties	$73,207			$73,207
Income from operations	$5,732,278	$421,078	$(40,646)	$6,112,710
Interest income	$620,347	$384	$-	$620,731
Interest expense	$324,025	$3,349	$115,732	$443,106
Depreciation and amortization	$1,002,604	$890,050		$1,892,654
Income tax expense	$709,808	$104,878		$814,686
Segment assets:
Additions to property, plant and equipment	$77,604	$1,236,920		$1,314,524
Total assets	$67,208,697	$8,595,962	$48,162,586	$123,967,245

The reconciliation of segment information to the Company’s consolidated totals were as follows:

	December 31, 2010	December 31, 2009
Total assets:
Total segments	$199,986,142	$123,967,245
Elimination of intersegment receivables	(103,343,198)	(63,312,931)
Total consolidated	$96,642,944	$60,654,314

Revenue is attributable to countries and locations based on the location of the customer.  For the years ended December 31, 2010 and 2009 revenues were generated in the following jurisdictions:

	2010	2009
The People’s Republic of China	$57,180,305	$17,735,643
Germany	21,784,300	22,164,414
Europe-Other	26,260,437	23,298,801
Japan	12,174,922	13,282,230
United States	16,745,746	13,389,903
Total	$134,145,710	$89,870,991

Substantially all of the Company’s long-lived assets were attributable to the PRC as of December 31, 2010 and 2009.

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

Limitations on the Effectiveness of Disclosure Controls.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2010, the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of December 31, 2010. Our disclosure controls and procedures were not effective because of the “material weaknesses” described below under “Management’s annual report on internal control over financial reporting,” which are in the process of being remediated as described below under “Management Plan to Remediate Material Weaknesses.”

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

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Because of the material weaknesses described in the following paragraphs, management believes that, as of December 31, 2010, our internal control over financial reporting was not effective based on those criteria.

A “material weakness” is defined under the SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls. As a result of its review, management concluded that we had material weaknesses in our internal control over financial reporting process consisting of the following:

•	Limited number of personnel with appropriate levels of knowledge, experience and training in the application of USGAAP commensurate with our financial reporting requirements.

•	Ineffective oversight of the Company’s internal control over financial reporting.

Management Plan to Remediate Material Weaknesses

We are developing a comprehensive remediation plan that we expect to finalize and implement in 2011.  When finalized and implemented, the plan is expected to include some of the following measures to remediate the material weaknesses identified:

•	Develop a formal plan to provide applicable training for our financial and accounting staff to enhance our understanding of US GAAP and internal control over financial reporting;

•	Engage outside consultants to assist in the application of US GAAP to complex transactions, including the accounting for derivatives;

•
Hire additional financial reporting personnel or engage a qualified external consultant with experience in US GAAP and knowledge in financial reporting of US listed public companies to supervise and review our financial reporting process;

•
Develop a formal timetable for regular meetings involving the Audit Committee, management and our internal control manager, to review our internal audit plans, testing and results in connection with our assessment of the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act;

These measures are intended both to address the identified material weaknesses and to enhance our overall internal control environment.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, except as disclosed above.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors andManagement

The Board of Directors oversees our management and our business affairs in order to ensure that our stockholder’s interests are best served. Our Board does not involve itself in our day-to-day operations. It establishes with management the objectives and strategies to be implemented and monitors management’s general performance and conduct.

            The following table includes the names, positions held, and ages of our current executive officers and directors as of December 31, 2010:

Name	Age	Position	Held Position Since

Edward Yihua Kang	48	Chief Executive Officer, President, and Director	2005

Jiajun Sun	38	Chief Operating Officer and Director	2005

Jason Jiansong Wang	32	Chief Financial Officer and Secretary	2010

Changyu Qi (1)(2)	66	Director	2008

Zhixue Zhang (1)(2)	44	Director	2008

Gerald Goldberg (1) (2)	68	Director	2010

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

            JiajunSun has served as our Chief Operating Officer and a member of our Board of Directors since 2005. Mr. Sun also has served as a member of the Board of Directors of Goldenway since 2000 and as a member of the Board of Directors of New-Tailun since 2006. From July 1996 to November 2002, Mr. Sun was the General Manager of International Trade Department at Goldenway. Mr. Sun has more than 8 years experience in import and export in the textile industry. Mr. Sun earned his bachelor’s degree from the Wuhan Textile Industry Institute. Mr. Sun has accumulated substantial institutional knowledge of our business and operations.  His managing experiences and analytical skills make him well positioned for his role as one of our Directors.

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

Gerald (Gerry) Goldberg was appointed to the Board in April 2010.  He is a Chartered Accountant and is a senior Partner in the accounting firm of Schwartz Levitsky Feldman LLP, in Toronto. Gerry has over 30 years of experience in accounting and audit. He heads the US Public Company audit division of the firm and has industry expertise in the service, distribution, retail, real estate and manufacturing industries, etc. He is or has been a director of China Wind Systems Inc. (NasdaqGM:CWS), JITE Technologies Inc. (TSX VENTURE:JTI.V), Baymount Inc. (TSX VENTURE:BYM), Grasslands Entertainment Inc. (TSX VENTURE:GEE), Sagittarius Capital Corporation (TSX VENTURE:SCX.P) and  Prime City One Capital Corp (TSX VENTURE:PMO) (Formally Scorpio Capital Corp).

Jiansong Wang was appointed as the Chief Financial Officer and Corporate Secretary in September 2010.  From September 2009 to September 1, 2010, he was the General Manager of the Accounting Department in Ever-Glory International Group Apparel Inc., a subsidiary of the Company.  From July 2006 to August 2009, he served as the International Settlement Accountant for Goldenway Nanjing Garments Co. Ltd., a subsidiary of the Company.  From March 2004 to June 2006, he served as the General Manager of the Accounting Department in MG Garment Manufacturing Co., Ltd.  From July 2002 to February 2004, Mr. Wang served as the Cost Accountant in Nanjing GongNongBing Textile (Group) Co., Ltd. Mr. Wang earned a Bachelors degree in Accounting from Hehai University in the PRC.

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

Board Leadership Structure

The Board of Directors believes that Mr. Kang’s service as both Chairman of the Board and Chief Executive Officer is in the best interest of the Company and its shareholders. Mr. Kang possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability, and enhances our ability to communicate its message and strategy clearly and consistently to our shareholders, employees and customers.  We have three independent directors. We do not have a lead independent director.

Board’s Role in Risk Oversight

Our Board of Directors has overall responsibility for risk oversight.  To effectively achieve the goal of efficient risk management, the Board has delegated responsibility for the oversight of specific risks to Board committees as follows:

●
The Audit Committee oversees our risk policies and processes relating to the financial statements and financial reporting processes, as well as key credit risks, liquidity risks, market risks and compliance, and the guidelines, policies and processes for monitoring and mitigating those risks.

●	The Compensation Committee oversees risks related to our director compensation.

Our Board of Directors is responsible for the approval of all related party transactions according to our Code of Ethics.

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

Board Committees

In March 2008, the Board created the Audit Committee and the Compensation Committee and has adopted charters for these committees.  The Board has determined that in its judgment, Mr. Gerry Goldberg, Mr. Qi and Mr. Zhang are independent directors within the meaning of Section 803 of NYSE Amex Company Guide. Accordingly, all members of the Audit Committee are independent within the meaning of Section 803 of NYSE Amex Company Guide.

Audit Committee

The Board of Directors adopted and approved a charter for the Audit Committee on March 13, 2008, and the charter was amended on May 26, 2008 and further amended on June 20, 2008. Currently, three directors comprise the Audit Committee: Mr. Goldberg, Mr. Qi and Mr. Zhang.  Mr. Goldberg serves as the chairman of the Audit Committee.. The members of the Audit Committee are currently “independent directors” as that term is defined in Section 803 of NYSE Amex Company Guide.  Mr. Goldberg qualifies as an “audit committee financial expert” as that term is defined in applicable regulations of the SEC.

Our Audit Committee is responsible, in accordance with the Audit Committee charter, for recommending our independent auditors, and overseeing our audit activities and certain financial matters to protect against improper and unsound practices and to furnish adequate protection to all assets and records.

Our Audit Committee pre-approves all audit and non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to a particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chairman when expedition of services is necessary. The independent auditors and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date.

Compensation Committee

The Compensation Committee currently consists of Mr. Qi, Mr. Zhang and Mr. Goldberg. Mr. Zhang serves as chairman of the Compensation Committee. All of the members of the Compensation Committee are currently “independent directors” as that term is defined in Section 803 of NYSE Amex Company Guide.

In accordance with the Compensation Committee’s Charter, the Compensation Committee is responsible for overseeing and, and as appropriate, making recommendations to the Board regarding the annual salaries and other compensation of our executive officers and general employees and other polices, providing assistance and recommendations with respect to the compensation policies and practices of the Company.

Section 16(a) of the Exchange Act

            Section 16(a) of the Exchange Act, as amended, requires our directors and certain of our officers, as well as persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports with the SEC. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2010, and all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent shareholders were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This compensation discussion and analysis describes the material elements of the compensation awarded to our current executive officers. This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year. In 2010, our Board of Directors and the Compensation Committee, since its chartering, has overseen and administered our executive compensation program.

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

Compensation Benchmarking and Peer Group

Our Board of Directors did not rely on any consultants or utilize any peer company comparisons or benchmarking in 2010 in setting executive compensation. However, our management has considered competitive market practices by reviewing publicly available information relating to compensation of executive officers at other comparable companies in the apparel industry in China in making its recommendations to our Board of Directors regarding our executives’ compensation for fiscal year 2010. As our company evolves, we expect to take steps, including the utilization of peer company comparisons and/or hiring of compensation consultants, to ensure that the Board has a comprehensive picture of the compensation paid to our executives and with a goal toward total direct compensation for our executives that are on a par with the median total direct compensation paid to executives in peer companies if annually established target levels of performance at the company and business segment level are achieved.

  Elements of Compensation

Presently, we compensate our executives with a base salary and an annual cash performance-based bonus. We do not pay any compensation to our executive officers in the form of discretionary long-term incentive plan awards or perquisites and other compensation, although our Board of Directors may recommend and institute such forms of compensation in the future.

Base Salaries

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of our employees, including our named executive officers. When establishing base salaries for 2010, our Board and management considered a number of factors, including the seniority of the individual, the functional role of the position, the level of the individual's responsibility, the ability to replace the individual, the base salary of the individual at their prior employment and the number of well qualified candidates to assume the individual's role.

Discretionary Annual Cash Performance-Based Incentives

In 2010, we paid certain compensation in the form of discretionary performance-based cash bonus to our Chief Executive Officer and our Chief Financial Officer.

Long-Term Incentive Plan Awards

We currently do not have an equity incentive plan, and no separate stock awards or stock option grants were made to any of the named executive officers during the fiscal year ended December 31, 2010. No stock options were held by the named executive officers as of December 31, 2010.

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

Summary Compensation Tablefor Fiscal Year 2010, 2009 and 2008

The following table sets forth information for the fiscal year ended December 31, 2010, 2009 and 2008 concerning the compensation paid and awarded to all individuals serving as (a) our Chief Executive Officer and Chief Financial Officer (b) the three most highly compensated Executive Officers (other than our Chief Executive Officer and Chief Financial Officer) of ours and our subsidiaries at the end of our fiscal year ended December 31, 2010, 2009, and 2008 whose total compensation exceeded $100,000 for these periods, and (c) two additional individuals for whom disclosure would have been provided pursuant to (b) except that they were not serving as executive officers at the end of our fiscal year ended December 31, 2010. These individuals may be collectively referred to in this report as our “Named Executive Officers.”

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Kang Yihua
Chairman of the	2010	23,166	52,680	—	—	—	—	—	75,846
Board, Chief	2009	16,394	43,988	—	—	—	—	—	60,382
Executive Officer	2008	25,824	—	—	—	—	—	—	25,824
and President

Jiansong Wang	2010	2,810(2)	6,000						8,810
Chief Financial	2009	—	—	—	—	—	—	—
Officer	2008	—	—	—	—	—	—	—
			—	—	—	—	—	—

(1)
All compensation is paid in Chinese RMB. For reporting purposes, the amounts in the table above have been converted to U.S. Dollars at the conversion rate of  6.94 RMB, 6.82 RMB and 6.76 to one  for year 2008, 2009 and 2010 respectively. The officers listed in this table received no other form of compensation in the years shown, other than the salary set forth in this table.

(2)
Jiansong Wang was appointed as the Chief Financial Officer in September 2010 and therefore the salary stated herein reflects the aggregate amount of compensation Mr. Wang received for the period from September 2010 to December 2010.

Other Compensation

Other than as described above, there were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the executive officers during the year ended December 31, 2010. We do not have any retirement, pension, or profit-sharing programs for the benefit of our directors, officers or other employees. The Board of Directors may recommend adoption of one or more such programs in the future.

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

Although the Company does not have a written employment agreement with Jiansong Wang, he will be compensated approximately US$15,000 (RMB 100,000 ) per year for his services as the Chief Financial Officer and Secretary, which was based on the Board of Directors and the Compensation Committee’s review of the overall performance of the Company and the relative contribution of Mr.Wang.

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

Director Compensation for Fiscal 2010

The following table reflects all compensation awarded to, earned by or paid to our directors for the fiscal year ended December 31, 2010. Directors who are also officers do not receive any additional compensation for their services as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non- Equity Incentive Plan Compensat ion ($)	Non-Qualif ied Deferred Compensat ion Earnings ($)	All Other Compensat ion ($)	Total ($) (1)
Kang Yihua	75,846	—	—	—	—	—	75,846
Sun Jia Jun	66,866	—	—	—	—	—	66,866
Changyu Qi	—	5,000	—	—	—	—	5,000
Zhixue Zhang	—	5,000	—	—	—	—	5,000
Gerald Goldberg	18,000—	7,534	—	—	—	—	25,534

(1)
All compensation was paid in RMB except the cash compensation paid to Mr. Goldberg. The amounts in the foregoing table have been converted into U.S. Dollar at the conversion rate of 6.76 RMB to one dollar.

Service Description	Amount (in U.S. dollars)

Base Compensation	$3,000
Audit Committee Member	$1,000
Compensation Committee Member	$1,000
Audit Committee Chairman	$3,000
Audit Committee Financial Expert	$26,000

Each director may be appointed to perform multiple functions or serve on multiple committees, and accordingly, may be eligible to receive more than one category of compensation described above. Annual compensation will be paid in cash or a combination of stock and cash.  Compensation paid in stock will be in the form of a number of shares of our restricted common stock having an aggregate value equal to the annual compensation, as determined by the average per share closing prices of our common stock as quoted on NYSE Amex, for the five trading days leading up to and including the last trading date of the quarter following which the shares are to be issued (i.e. when the shares are issued within 30 days following the end of the second quarter, and the fourth quarter when the shares are issued within 30 days following the end of the fourth quarter) of the year for which compensation is being paid.  Compensation, in the form of shares, shall be issued and paid semi-annually, within 30 days following the end of the second quarter, and within 30 days after the end of the fourth quarter, of each calendar year.  In addition, the annual compensation will be pro rated daily (based on a 360 day year) for any portion of the year during which a director serves.  Independent directors are also eligible for reimbursement of all travel and other reasonable expenses relating to the directors’ attendance of board meetings. In addition, we have agreed to reimburse independent directors for reasonable expenses incurred in connection with the performance of duties as a director of the Company.

Outstanding Equity Awards at Fiscal Year-End

None of our executive officers was granted or otherwise received any option, stock or equity incentive plan awards during 2010 and there were no outstanding unexercised options previously awarded to our officers and directors, at the fiscal year end, December 31, 2010.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 25, 2011, for each of the following persons:

o	each of our directors and each of the named executive officers in the “Management” section of this Annual Report;
o	all directors and named executive officers as a group; and
o	each person who is known by us to own beneficially five percent or more of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Ever-Glory International Group, Inc. The percentage of class beneficially owned set forth below is based on 14,755,494 shares of our common stock outstanding on March 25, 2011.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock (1)	Percent of Class

Executive Officers and Directors
Yi Hua Kang	4,802,315	32.55%
Jia Jun Sun	174,800	1.18%
Jason Jiansong Wang
Gerald (Gerry) Goldberg	3,191	0.02
Changyu Qi	6,980	0.05%
Zhixue Zhang	6,941	0.05%
All Executive Officers and Directors as a Group (six persons)	4,994,227	33.85%
5% Holders
Ever-Glory Enterprises (H.K.) Ltd. (2)	5,623,098	38.11%
Xiaodong Yan (2) (3)	6,002,338	40.68%

(1)
The percentage of shares beneficially owned is based on 14,755,494 shares of common stock outstanding as of March 25, 2011. Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment and dispositive power of the shares.

(2)
Xiao Dong Yan is the sole director and shareholder of Ever-Glory Enterprises (H.K.) Ltd. and, as such, may be deemed to be the beneficial owner of the 5,623,098 shares held by Ever-Glory Enterprises (H.K.) Ltd.

(3)	The 6,002,338 shares include the 5,623,098 shares beneficially owned by Xiaodong Yan through Ever-Glory Enterprises (H.K.) Ltd.

Equity Compensation Plan Information

We have not adopted any equity compensation plan as of December 31, 2009.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Mr. Kang is our Chairman and Chief Executive Officer. Ever-Glory Enterprises (H.K.) Ltd. (“Ever-Glory Hong Kong”) holds more than 10% of our issued and outstanding shares of common stock as of the date of this Annual Report. Mr. Xiaodong Yan is Ever-Glory Hong Kong’s sole director and shareholder. All transactions associated with the following companies controlled by Mr. Kang or Mr. Yan are considered to be related party transactions and it is possible that the terms of these transactions may not be the same as those that would result from transactions among unrelated parties.  Shanghai La Chapelle held a 40% interest in LA GO GO before April 23, 2010.  Jiangsu Ever-Glory, EsCeLaV (Nanjing) Co. Ltd. (“EsCeLaV”), Jiangsu Hengrui Logistics Co. Ltd. (“Jiangsu Hengrui”), Nanjing Ever-Kyowa Co.Ltd. (“Nanjing Ever-Kyowa”) and Ever-Glory (Vietnam) Garment Co. Ltd. (“Ever-Glory Vietnam”) are controlled by our Chairman and CEO, Mr. Edward Yihua Kang. Ever-Glory (Cambodia) Garment Manufacturing Co. Ltd. (“Ever-Glory Cambodia”) is controlled by our major shareholder, Mr. Xiaodong Yan. Nanjing High-Tech Knitting & Weaving Development Co. Ltd. (“Nanjing Knitting”) is jointly controlled by Mr. Kang and Mr. Yan.  All related party outstanding balances are short-tem in nature and are expected to be settled in cash.

Sales and Cost of Sales to Related Parties

Sales and cost of sales for the year ended December 31, 2009 were from transactions with Nanjing Knitting, Jiangsu Ever-Glory and Shanghai La Chapelle.

	2010		2009
	Sales	Cost of Sales	Sales	Cost of Sales
Shanghai La Chapelle			$63,466	$45,563
Nanjing Knitting			$9,352	$9,015
Jiangsu Ever-Glory			$389	$387
Total	$-	$-	$73,207	$54,965

Other income from Related Parties

Included in other income is rent revenue from entities controlled by Mr. Kang under operating lease agreements with various terms though 2015 as follows:

2010

EsC'eLav	$11,095
Jiangsu Heng-rui	$20,859
Total	$31,954

Purchases from, and Sub-contracts with Related Parties

In connection with our tax planning strategies relating to VAT, raw materials are sourced by us in the PRC and shipped to related party contract manufacturers in Vietnam and Cambodia.  The raw materials were originally purchased by us, and, through a series of transactions, were sold at cost to, and repurchased at cost from, Jiangsu Ever-Glory. These transactions amount to approximately $4.5 million (RMB30 million) during the year ended December 31, 2010, and have been netted against each other for financial reporting purposes.  There were no such transactions in 2009.

We purchased raw materials from related companies totaling $2,994,784 and $2,728,896 during the years ended December 31, 2010 and 2009, respectively.

	2010	2009

EsC'eLav	$2,994,784	$2,686,863
Jiangsu Heng-rui		$42,033
Total	$2,994,784	$2,728,896

In addition, we sub-contracted certain manufacturing work to related companies totaling $4,067,286 and $1,814,846 for the years ended December 31, 2010 and 2009, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the years ended December 31, 2010 and 2009 are as follows:

	2010		2009
Nanjing Knitting	$		$591,470
Nanjing Ever-Kyowa,		1,065,741	955,792
Jiangsu Ever-Glory		701,244
Ever-Glory Vietnam		1,711,630	246,936
Ever-Glory Cambodia		588,671	20,648
Total		$4,067,286	$1,814,846

Accounts Payable – Related Parties

We purchase raw materials from and subcontract some of our production to related parties. Accounts payable to related parties are as follows:

	2010	2009
Nanjing Knitting	$713,581	$153,660
Nanjing Ever-Kyowa	369,837	335,546
Ever-Glory Vietnam	365,569
Ever-Glory Combodia	14,133
Shanghai La Chapelle		293,400
Total	$1,463,120	$782,606

Amounts Due From Related Party

 Because of restrictions on our ability to directly import and export products, we utilize Jiangsu Ever-Glory as its agent, to assist us with our import and export transactions and its international transportation projects. Import transactions primarily consist of purchases of raw materials and accessories designated by our customers for use in garment manufacture. Export transactions consist of our sales to foreign markets such as Japan, Europe and the United States. As our agent, Jiangsu Ever-Glory’s responsibilities include managing customs, inspection, transportation, insurance and collections on behalf of the Company. Jiangsu Ever-Glory also manages transactions denominated in currencies other than the Chinese RMB at rates of exchange agreed between the Company and Jiangsu Ever-Glory and based upon rates of exchange quoted by the People’s Bank of China. In return for these services, Jiangsu Ever-Glory charged us a fee of approximately 3% of export sales which produce in China and 1% of export sales which produce in overseas. For import transactions, we may make advance payments, through Jiangsu Ever-Glory, for the raw material purchases, or Jiangsu Ever-Glory may make advance payments on our behalf. For export transactions, accounts receivable for export sales are remitted by our customers through Jiangsu Ever-Glory, who forwards the payments to the Company. We and Jiangsu Ever-Glory have agreed that balances from import and export transactions may be offset. Amounts due to (from) Jiangsu Ever-Glory are typically settled within 60-90 days. Interest of 0.5% is charged on net amounts due at each month end. Interest income for the years ended December 31, 2010 and 2009 was $77,704 and $614,842 respectively. Following is a summary of import and export transactions for the years ended December 31, 2010 and 2009:

	Accounts Receivable	Accounts Payable	Net
As of January 1,2010	$15,745,543	$2,390,658	$13,354,885
Sales/Purchase	$15,696,889	$4,004,040
Payment Received/Made	$14,945,175
As of Dec 31,2010	$16,497,257	$6,394,698	$10,102,559

Approximately 64.37% of the receivable balance as of December 31, 2010 was settled by March 28, 2011.

Loan from Related Party

As of December 31, 2010 and 2009 we owed $999,811 and $2,575,759, respectively to Blue Power Holdings Limited, a company controlled by our Chairman and Chief Executive Officer, Mr. Edward Yihua Kang. Interest is charged at 6% per annum on the amounts due. The loans are due through April 2011. During 2010 $1,650,030 was repaid. For the years ended December 31, 2010 and 2009, we incurred interest expense of $74,082 and $115,674, respectively. The accrued interest is included in the carrying amount of the loan in the accompanying balance sheets.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

On January 10, 2011, the Audit Committee, with the approval of the Board of Directors, engaged GHP Horwath P.C. as our independent auditor.

Fees for audit services include fees associated with the annual audit and the review of documents filed with the SEC including quarterly reports on Form 10-Q and the Annual Report on Form 10-K. Audit-related fees principally included accounting consultation and information system control reviews.    Tax fees included tax compliance, tax advice and tax planning work.

	2010	2009
Audit fees	$220,000	$216,000
Audit- related fees	-	-
Tax fees	-	-
All other fees	-	-

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULE

(1)	Financial Statements
The consolidated financial statements of Ever-Glory International Group, Inc. are included in Part II, Item 8 of this Annual Report.

(2)  Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3)  Exhibits

EXHIBIT INDEX

Number	Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-KSB, filed March 29, 2006);

3.2
Articles of Amendment as filed with the Department of State of Florida, effective November 20, 2007 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed November 29, 2007);

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of our Current Report Form 8-K filed on April 22, 2008);

10.1
Land Development Agreement between Jiangsu Ever-Glory International Group Corp. and Nanjing Goldenway Garment Co., Ltd. (incorporated by reference to Exhibit 10.23 of our Annual Report on Form 10-K, filed March 31, 2009);

10.2
Lease Agreement between Jiangsu Ever-Glory International Group Co. and Nanjing New-Tailun Garment Co., Ltd. (incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K, filed March 31, 2009);

10.3
Revolving Line of Credit Agreement between Goldenway Nanjing Garment Co., Ltd, and Bank of  Nanjing Co. Ltd. dated August 2, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 4, 2010);

10.4
Guaranty Agreement between Jiangsu Ever-Glory International Group Corporation. and  Bank of  Nanjing Co. Ltd .dated August 2, 2010 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 4, 2010);

10.5
Mortgage Agreement between Goldenway Nanjing Garment Co., Ltd. and Bank of Nanjing Co. Ltd. dated August 2, 2010 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 4, 2010);

10.6
Revolving Line of Credit Agreement between Ever-Glory International Group Apparel Inc., and Bank of  Nanjing Co. Ltd. dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 17, 2010)

10.7
Guaranty Agreement between Jiangsu Ever-Glory International Group Corporation. and  Bank of  Nanjing Co. Ltd .dated March 11, 2010 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 17, 2010)

10.8
Guaranty Agreement between Goldenway Nanjing Garment Co., Ltd. and Bank of  Nanjing Co. Ltd. dated March 11, 2010 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 17, 2010);

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on March 31, 2010

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.*

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.*

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
*Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2011.

Ever-Glory International Group, Inc.,

By	/s/ Edward Yihua Kang
Edward Yihua Kang,

Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jia Jun Sun	Chief Operating Officer and Director	March 31, 2011
Jia Jun Sun

/s/ Jiansong Wang	Chief Financial Officer	March 31, 2011
Jiansong Wang	(Principal Financial and Accounting Officer)

/s/ Changyu Qi	Director	March 31, 2011
Changyu Qi

/s/ Zhixue Zhang	Director	March 31, 2011
Zhixue Zhang

/s/ Gerald Goldberg	Director	March 31, 2011
Gerald Goldberg