Form 10-Q
period 2011-03-31
Ever-Glory International Group, Inc.
filed 2011-05-12
CIK 943184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☐

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No ☒
As of May 12, 2011, 14,755,494 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

ASSETS
	2011	2010

CURRENT ASSETS
Cash and cash equivalents	$9,684,414	$3,691,653
Accounts receivable	27,714,059	36,334,684
Inventories	23,678,587	26,210,714
Value added tax receivable	2,591,819	1,755,697
Other receivables and prepaid expenses	955,288	1,000,775
Advances on inventory purchases	2,926,082	2,150,345
Amounts due from related party	12,124,931	10,102,559
Total Current Assets	79,675,180	81,246,427

LAND USE RIGHT, NET	2,817,205	2,815,760
PROPERTY AND EQUIPMENT, NET	12,349,063	12,580,757
TOTAL ASSETS	$94,841,448	$96,642,944

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Bank loans	$19,539,221	$18,139,781
Loans from related party	899,772	999,811
Accounts payable	23,406,342	29,938,541
Accounts payable and other payables - related parties	2,699,241	1,463,120
Other payables and accrued liabilities	2,769,503	3,507,196
Value added and other taxes payable	999,100	1,221,441
Income tax payable	625,722	308,807
Deferred tax liabilities	1,302,940	1,127,753
Total Current Liabilities	52,241,841	56,706,450

LONG-TERM LIABILITIES
Derivative liability	411,000	606,800
Total Long-term Liabilities	411,000	606,800
TOTAL LIABILITIES	52,652,841	57,313,250

COMMITMENTS AND CONTINGENCIES

EQUITY
Stockholders' equity of the Company:
Preferred stock ($.001 par value, authorized 5,000,000 shares,
no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares,
14,755,494 and 14,750,783 shares issued and outstanding
as of March 31, 2011 and December 31, 2010, respectively)	14,756	14,751
Additional paid-in capital	3,522,457	3,512,380
Retained earnings	29,031,668	26,419,672
Statutory reserve	4,222,098	4,222,098
Accumulated other comprehensive income	5,397,628	5,160,793
Total Stockholders' Equity of the Company	42,188,607	39,329,694

TOTAL LIABILITIES AND EQUITY	$94,841,448	$96,642,944

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	2011	2010

NET SALES	$53,208,237	$26,139,546

COST OF SALES	44,096,225	20,710,524

GROSS PROFIT	9,112,012	5,429,022

OPERATING EXPENSES
Selling expenses	3,589,105	1,689,173
General and administrative expenses	2,211,842	1,911,418
Total Operating Expenses	5,800,947	3,600,591

INCOME FROM OPERATIONS	3,311,065	1,828,431

OTHER (EXPENSES) INCOME
Interest income	22,473	68,108
Interest expense	(262,251)	(119,039)
Change in fair value of derivative liability	195,800	84,519
Other income	23,930	3,209
Total Other (Expenses) Income	(20,048)	36,797

INCOME BEFORE INCOME TAX EXPENSE	3,291,017	1,865,228

INCOME TAX EXPENSE	(679,021)	(230,852)

NET INCOME	2,611,996	1,634,376

NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	-	(58,701)

NET INCOME ATTRIBUTABLE TO THE COMPANY	$2,611,996	$1,575,675

NET INCOME	$2,611,996	$1,634,376

Foreign currency translation gain	236,835	34,133

COMPREHENSIVE INCOME	2,848,831	1,668,509

COMPREHENSIVE INCOME ATTRIBUTABLE TO
THE NONCONTROLLING INTEREST	-	58,721

COMPREHENSIVE INCOME ATTRIBUTABLE TO
THE COMPANY	$2,848,831	$1,609,788

NET INCOME PER SHARE
Attributable to the Company's common stockholders
Basic	$0.18	$0.11
Diluted	$0.18	$0.11
Weighted average number of shares outstanding
Basic	14,753,871	14,720,425
Diluted	14,753,871	14,835,197

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,611,996	$1,634,376
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation and amortization	790,597	558,648
Change in fair value of derivative liability	(195,800)	(84,519)
Deferred income tax	175,187	(73,327)
Interest on loans from related party	909	26,265
Stock-based compensation	10,077	18,828
Changes in operating assets and liabilities
Accounts receivable	8,802,986	(705,287)
Accounts receivable - related parties	(90,456)	-
Inventories	2,693,438	4,122,170
Value added tax receivable	(821,849)	162,037
Other receivables and prepaid expenses	51,288	(245,338)
Advances on inventory purchases	(759,309)	(247,356)
Amounts due from related party	(1,721,674)	1,359,038
Accounts payable	(6,706,056)	(2,228,395)
Accounts payable and other payables- related parties	1,050,714	186,809
Other payables and accrued liabilities	(756,966)	(257,252)
Value added and other taxes payable	(229,637)	691,850
Income tax payable	313,847	301,871
Net cash provided by operating activities	5,219,292	5,220,418

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(458,909)	(285,892)
Net cash used in investing activities	(458,909)	(285,892)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	17,261,293	2,757,020
Repayment of bank loans	(16,023,229)	(3,196,970)
Repayment of long term loan from related party	(100,947)
Net cash provided by (used in) financing activities	1,137,117	(439,950)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	95,261	2,001

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,992,761	4,496,577

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,691,653	3,555,745

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,684,414	$8,052,322

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$261,271	$92,774
Income taxes	$189,694	$2,307

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011（UNAUDITED）

NOTE 1 BASIS OF PRESENTATION

Ever-Glory International Group, Inc. (the “Company”), together with its subsidiaries, is an apparel manufacturer, supplier and retailer in China, with a wholesale segment and a retail segment. The Company’s wholesale business consists of recognized brands for department and specialty stores located in China, Europe, Japan and the United States. The Company’s retail business consists of flagship stores and store-in-stores for the Company’s own-brand products. The Company’s wholesale operations are provided primarily through the Company’s wholly-owned PRC subsidiaries, Goldenway Nanjing Garments Co. Ltd. (“Goldenway”), Nanjing Catch-Luck Garments Co. Ltd. (“Catch-Luck”), Nanjing New-Tailun Garments Co. Ltd (“New-Tailun”) and Ever-Glory International Group Apparel Inc.(“Ever-Glory Apparel”), and the Company’s wholly-owned Samoa subsidiary, Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”).  The Company’s retail operations are provided through its wholly- owned subsidiary, Shanghai LA GO GO Fashion Company Limited (“LA GO GO”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Ever-Glory International Group, Inc. and its subsidiaries contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of March 31, 2011, the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2011 and 2010, and the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. Wholesale revenues are generally higher in the third and fourth fiscal quarters, while retail revenues are generally higher in the first and fourth fiscal quarters. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Financial Instruments

Management has estimated that the carrying amounts of non-related party financial instruments approximate their fair values due to their short-term maturities. The fair value of amounts due from (to) related parties is not practicable to estimate due to the related party nature of the underlying transactions.

Fair Value Accounting

Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures”, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

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

At March 31, 2011, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions that management considers to be of a high quality.

At March 31, 2011 and December 31, 2010, the Company has a derivative liability subject to recurring  fair value measurements, with the change in fair value of recognized in earnings (see Note 5).

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

NOTE 3 INVENTORIES

Inventories at March 31, 2011 and December 31, 2010 consisted of the following:

	2011	2010
Raw materials	$4,144,761	$3,249,263
Work-in-progress	9,899,753	12,441,619
Finished goods	9,914,834	10,798,753
	23,959,348	26,489,635
Less: allowance for obsolete inventories	(280,761)	(278,921)
Total inventories	$23,678,587	$26,210,714

NOTE 4 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short term bank loans consisted of the following at March 31, 2011 and December 31, 2010:

Bank	March 31, 2011	December 31, 2010
Nanjing Bank	$6,703,388	$9,930,511
Industrial and Commercial Bank of China	1,374,300	606,800
Bank of Communications	1,649,000	683,700
Bank of China	1,463,546	-
Bank of Everbright	1,504,750	577,710
Bank of Shanghai	274,860	273,060
Shanghai Pudong Development Bank	6,569,377	6,068,000
	$19,539,221	$18,139,781

On August 2, 2010, Goldenway entered into a two-year revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.58 million (RMB50 million). As of March 31, 2011, under this agreement, the Company had borrowed approximately $4.58 million (RMB30 million) with annual interest rates ranging from 6.15% to 6.44%, and due on various dates through August 2011.  These borrowings were guaranteed by Jiangsu Ever-Glory, an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These borrowings are also collateralized by the Company’s property and equipment.

On March 11, 2010, Ever-Glory Apparel entered into a one-year line of credit agreement for approximately $7.5 million (RMB50 million) with Nanjing Bank. On April 7, 2011, the agreement was extended until April 6, 2012. As of March 31, 2011, $1.21 million of bank loans outstanding under this agreement, with an annual interest rate of 3.7%, were collateralized by approximately $1.34 million of accounts receivable from wholesale customers, and are to be repaid upon receipt of payments from customers. These loans were paid in full in April 2011. In addition, $0.92 million of bank loans outstanding under this agreement with an interest rate of 5.88% per annum and due in July 2011, are guaranteed by Jiangsu Ever-Glory and Goldenway. Approximately $5.37 million was unused and available.

As of March 31, 2011, Ever-Glory Apparel had borrowed $1.37 million (RMB9 million) from the Industrial and Commercial Bank of China with an annual interest rate of 5.60% , and due on various dates through June 2011. The loan is guaranteed by Jiangsu Ever-Glory.

As of March 31, 2011, Ever-Glory Apparel had borrowed $1.65 million from the Bank of Communications which was guaranteed by Jiangsu Ever-Glory and Mr. Kang, and collateralized by approximately $2.06 million of accounts receivable from wholesale customers. Approximately $1.07 million bears interest rate at 3.30% per annum and was repaid in April 2011. Approximately $0.58 million bears interest at 4.01% per annum and is due in May 2011.

As of March 31, 2011, Ever-Glory Apparel had borrowed $1.46 million from the Bank of China with annual interest rates ranging from 3.20% to 3.49%. The loan was guaranteed by Jiangsu Ever-Glory and Mr. Kang, and collateralized by approximately $1.63 million of accounts receivable from wholesale customers. These borrowings were paid in full in April 2011.

As of March 31, 2011, Ever-Glory Apparel had borrowed $1.5 million from the Bank of Everbright with annual interest rates ranging from 5.11% to 5.31%. These loans are guaranteed by Jiangsu Ever-Glory and Mr. Kang, and collateralized by approximately $1.88 million of accounts receivable from wholesale customers. These borrowings are due in May 2011.

As of March 31, 2011, LA GO GO had borrowed $0.27 million (RMB 1.8 million) from the Bank of Shanghai with an annual interest rate of 5.35%. This loan was guaranteed by a third party and repaid in April 2011.

As of March 31, 2011, Ever-Glory Apparel had borrowed $0.47 million from Shanghai Pudong Development Bank with an annual interest rate of 3.5%. The loan is guaranteed by Goldenway, and collateralized by approximately $0.58 million of accounts receivable from wholesale customers. This loan is due in June 2011.

On January 4, 2011, Goldenway finalized a new one-year line of credit agreement for approximately $6.1 million (RMB40 million) with Shanghai Pudong Development Bank. As of March 31, 2011, $6.1 million (RMB40 million) of bank loans, outstanding under this agreement, with an annual interest rate of 5.56%, are collateralized by certain properties and land use rights of Goldenway. These loans are due in December 2011.

Total interest expense on bank loans for the three months ended March 31, 2011 and 2010 amounted to $261,271 and $92,774, respectively.

NOTE 5 DERIVATIVE WARRANT LIABILITY

The Company has warrants outstanding that require liability classification because of certain provisions that may result in an adjustment to their exercise price. The liability has been adjusted to fair value as of March 31, 2011 and 2010, resulting in a decrease in the liability and increase in other income of $195,800 and $84,519 for the three months ended March 31, 2011 and 2010, respectively.

NOTE 6 INCOME TAX

Pre-tax income for the three months ended March 31, 2011 and 2010 was taxable in the following jurisdictions:

	2011	2010
PRC	$2,979,061	$1,322,600
Others	311,956	542,628
	$3,291,017	$1,865,228

The Company’s operating subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (“the Income Tax Laws”).

Below is a summary of the income tax rates for each of our PRC subsidiaries in 2010 and 2011.

	Goldenway	New-Tailun	Catch-Luck	LA GO GO	Ever-Glory Apparel
2010	25.0%	12.5%	12.5%	25.0%	25.0%
2011	25.0%	25.0%	25.0%	25.0%	25.0%

Perfect Dream was incorporated in the British Virgin Islands on July 1, 2004, and has no liabilities for income tax.

Ever-Glory HK was incorporated in Samoa on September 15, 2009, and has no liabilities for income tax.

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three months ended March 31, 2011 and 2010:

	2011	2010
PRC Statutory Rate	25.0%	25.0%
Non-taxable items	(2.0)	(2.0)
Income tax exemption	(0.4)	(7.0)
Income tax allowance	(2.0)	(3.6)
Effective income tax rate	20.6%	12.4%

Income tax expense for the three months ended March 31, 2011 and 2010 is as follows:

	2011	2010

Current	$503,834	$304,204
Deferred	175,187	(73,352)
Income tax expense	$679,021	$230,852

NOTE 7 EARNINGS PER SHARE

The following demonstrates the calculation for earnings per share for the three months ended March 31, 2011 and 2010:

	2011	2010
Net income	$2,611,996	$1,575,675

Weighted average number of common shares – Basic	14,753,871	14,720,425
Effect of dilutive securities:
Warrants	-	114,772
Weighted average number of common shares – Diluted	14,753,871	14,835,197

Earnings per share – basic	$0.18	$0.11
Earnings per share – diluted	$0.18	$0.11

Included in basic earnings per share at March 31, 2010 are 1,153,846 shares that were issued in May 2010 in conjunction with the Company's 2006 acquisition of Catch-Luck. The shares were issued as a result of Catch-Luck's achievement of earnings targets in 2009.

For the three months ended March 31, 2011, the Company excluded 840,454 warrants outstanding from diluted earnings per share because the exercise price of $3.20 exceeded the average trading price of $2.15 making these warrants anti-dilutive. For the three months ended March 31, 2010, the Company included 913,182 warrants outstanding in diluted earnings per share because the average trading price of $3.96 exceeded the exercise price of $3.20 making these warrants dilutive.

NOTE 8 STOCKHOLDERS’ EQUITY

On February 2, 2011, the Company issued 4,711 shares of common stock to the Company’s three independent directors as compensation for their services in the third and fourth quarters of 2010. The shares were valued at $2.14 per share, which was the average market price of the common stock for the five days before the grant date.

NOTE 9 RELATED PARTY TRANSACTIONS

Mr. Kang is the Company’s Chairman and Chief Executive Officer. Ever-Glory Hong Kong is the Company’s major shareholder. Mr. Xiaodong Yan is Ever-Glory Hong Kong’s shareholder. All transactions associated with the following companies controlled by Mr. Kang or Mr. Yan are considered to be related party transactions, and it is possible that the terms of these transactions may not be the same as those that would result from transanctions among unrelated parties. All related party outstanding balances are short-term in nature and are expected to be settled in cash.

Other income from Related Parties

Included in other income for the three months ended March 31, 2011 is rent revenue from entities controlled by Mr Kang under operating lease agreements with various terms through 2015 as follows:

EsCeLav	$2,854
Nanjing Eight-One-Five Hi-tech (M&E) Co.,Ltd.	3,805
Jiangsu Heng-rui	5,365
Total	$12,024

Purchases from, and Sub-contracts with Related Parties

In connection with the Company’s tax planning strategies relating to VAT, raw materials are sourced by the Company in the PRC and shipped to related party contract manufacturers in Vietnam and Cambodia. The raw materials were originally purchased by the Company, and, through a series of transactions, were sold at cost to, and repurchased at cost from, Jiangsu Ever-Glory. These transactions amounted to approximately $1.1 million (RMB7.5 million) and $1.3 million (RMB9.0 million) during the three months ended March 31, 2011 and 2010, respectively, and have been netted against each other for financial reporting purposes.

The Company purchased raw materials from Nanjing Knitting totaling $110,945 and $339,234 during the three months ended March 31, 2011 and 2010, respectively.

In addition, the Company sub-contracted certain manufacturing work to related companies totaling $1,530,418 and $1,197,775 for the three months ended March 31, 2011 and 2010, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the three months ended March 31, 2011 and 2010 are as follows:

	2011	2010
Nanjing High-Tech	$23,710	$46,498
Nanjing Ever-Kyowa	227,640	288,745
Ever-Glory Vietnam	898,253	504,760
Ever-Glory Cambodia	369,819	324,196
EsC'eLav	10,996	-
Jiangsu Ever-Glory	-	33,576
Total	$1,530,418	$1,197,775

Accounts Payable – Related Parties

The Company purchases raw materials from and subcontracts some of its production to related parties. Accounts payable to related parties at March 31, 2011 and December 31, 2010 are as follows:

	2011	2010
Nanjing Knitting	$666,498	$713,581
Nanjing Ever-Kyowa	417,404	369,837
Ever-Glory Vietnam	1,057,483	365,569
Ever-Glory Cambodia	546,860	14,133
EsC'eLav	10,996	-
Total	$2,699,241	$1,463,120

Amounts Due From Related Party

The amounts due from related parties at March 31, 2011 and December 31, 2010 are as follows:

	2011	2010
Nanjing Eight-One-Five Hi-tech (M&E) Co.,Ltd.	$83,520	$-
Jiangsu Ever-Glory	12,041,411	10,102,559
Total	$12,124,931	$10,102,559

Jiangsu Ever-Glory International Group Corp.(“Jiangsu Ever-Glory”) is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by the Company’s Chief Executive Officer. Because of restrictions on its ability to directly import and export products, the Company utilizes Jiangsu Ever-Glory as its agent to assist the Company with its import and export transactions and its international transportation projects. Import transactions primarily consist of purchases of raw materials and accessories designated by the Company’s customers for use in garment manufacture. Export transactions consist of the Company’s sales to foreign markets such as Japan, Europe and the United States. As the Company’s agent, Jiangsu Ever-Glory’s responsibilities include managing customs, inspection, transportation, insurance and collections on behalf of the Company. Jiangsu Ever-Glory also manages transactions denominated in currencies other than the Chinese RMB at rates of exchange agreed between the Company and Jiangsu Ever-Glory and based upon rates of exchange quoted by the People’s Bank of China. In return for these services, Jiangsu Ever-Glory charged the Company a fee of approximately 3% of export sales which produce in China and 1% of export sales which produce in overseas. For import transactions, the Company may make advance payments, through Jiangsu Ever-Glory, for the raw material purchases, or Jiangsu Ever-Glory may make advance payments on the Company’s behalf. For export transactions, accounts receivable for export sales are remitted by the Company’s customers through Jiangsu Ever-Glory, who forwards the payments to the Company. The Company and Jiangsu Ever-Glory have agreed that balances from import and export transactions may be offset. Amounts due to (from) Jiangsu Ever-Glory are typically settled within 60-90 days. Interest of 0.5% is charged on net amounts due at each month end. Interest income for the three months ended March 31, 2011 and 2010 was $19,116 and $66,419, respectively. Following is a summary of import and export transactions for the three months ended March 31, 2011:

	Accounts Receivable	Accounts Payable	Net
As of January 1, 2011	$16,497,257	$6,394,698	$10,102,559
Sales	$16,256,822
Payments Received/Made	$19,075,317	$4,757,347
As of March 31,2011	$13,678,762	$1,637,351	$12,041,411

Approximately  61.9% of the receivable balance at March 31, 2011 was settled by May 9, 2011.

Loan from Related Party

As of March 31, 2011 and December 31, 2010 the Company owed $899,772 and $999,811, respectively to Blue Power Holdings Limited, a company controlled by the Company’s Chief Executive Officer. Interest is charged at 6% per annum on the amounts due. For the three months ended March 31, 2011 and 2010, the Company incurred interest expense of $909 and $26,265, respectively. The accrued interest is included in the carrying amount of the loans in the accompanying balance sheets. The loans were paid in full in April 2011.

NOTE 10 CONCENTRATIONS AND RISKS

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Based on management’s assessment of the amount of probable credit losses, if any, in existing accounts receivable, management has concluded that no allowance for doubtful accounts is necessary at March 31, 2011 and December 31, 2010. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability.

For the three-month period ended March 31, 2011, the Company had two wholesale customers that represented approximately 19% and 16% of the Company’s revenues. For the three-month period ended March 31, 2010, the Company had two wholesale customers that represented approximately 22% and 11% of the Company’s revenues.

For the wholesale business, the Company did not rely on any raw material suppliers during the three months ended March 31, 2011 while during the three months ended March 31, 2010 the Company relied on one supplier who represented approximately 10% of raw material purchases.

For the retail business, the Company relied on two material suppliers that represented approximately 11% each of material purchases, during the three months ended March 31, 2011, while during the three months ended March 31, 2010 the Company did not rely on any material suppliers.

For the wholesale business, during the three months ended March 31, 2011, the Company relied on one manufacturer for 11% of purchased finished goods, while during the three months ended March 31, 2010, the Company relied on two manufacturers for 19% and 10% of purchased finished goods.

For the retail business, the Company relied on one supplier that represented approximately 11% of purchased finished goods during the three months ended March 31, 2011, while during the three months ended March 31, 2010 the Company did not rely on any supplier of purchased finished goods.

The Company’s revenues for the three months ended March 31, 2011 and 2010 were earned in the following geographic areas:

	2011	2010
The People’s Republic of China	$25,819,468	$7,505,237
Germany	8,740,575	5,773,464
Europe-Other	7,585,136	8,012,541
Japan	5,952,088	2,776,857
United States	5,110,970	2,071,447
Total	$53,208,237	$26,139,546

NOTE 11 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)  Wholesale segment

(b)  Retail segment

The Company also provides general corporate services to its segments and these costs are reported as "corporate and others”:

	Wholesale segment	Retail segment	Corporate and others	Total
March 31,2011
Segment profit or loss:
Net revenue from external customers	$40,609,356	$12,598,881	$-	$53,208,237
Income from operations	$2,882,148	$311,577	$117,340	$3,311,065
Interest income	$21,889	$584	$-	$22,473
Interest expense	$257,976	$3,090	$1,185	$262,251
Depreciation and amortization	$241,348	$549,249	$-	$790,597
Income tax expense	$601,568	$77,453	$-	$679,021

March 31,2010
Segment profit or loss:
Net revenue from external customers	$19,382,599	$6,756,947	$-	$26,139,546
Income (loss) from operations	$1,921,241	$198,095	$(290,905)	$1,828,431
Interest income	$67,539	$569	$-	$68,108
Interest expense	$89,781	$2,993	$26,265	$119,039
Depreciation and amortization	$247,264	$311,384	$-	$558,648
Income tax expense	$181,935	$48,917	$-	$230,852

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months  ended March 31, 2011 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We are a leading apparel supply-chain manager and retailer in China. We are listed on the NYSE Amex under the symbol of “EVK”.

We classify our businesses into two segments: Wholesale and Retail. Our wholesale business consists of wholesale-channel sales made principally famous brands, department stores located throughout Europe, the U.S., Japan and the People’s Republic of China (“PRC”). We focus on well-known, middle-to-high grade casual wear, sportswear, and outerwear brands. Our retail business consists of retail-channel sales directly to consumers through full-price retail stores located throughout the PRC.

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

Wholesale Business

We conduct our original design manufacturing (“ODM”) operations through four wholly-owned subsidiaries which are located in the Nanjing Jiangning Economic and Technological Development Zone and Shang Fang Town in the Jiangning District in Nanjing, China: Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”), Goldenway Nanjing Garments Company Limited (“Goldenway”), Nanjing New-Tailun Garments Company Limited (“New Tailun”), Nanjing Catch-Luck Garments Co., Ltd. (“Catch-Luck”), and Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”).

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

The primary business objective for our wholesale segment is to expand our portfolio into higher-class brands, expand our customer base and improve our profit. We believe that our growth opportunities and continued investment initiatives include:

☐	Expand the global sourcing network

☐	Expand our overseas low-cost manufacturing base (outside of mainland China);

☐	Focus on high value-added products and continue our strategy to produce mid to high end apparel

☐	Continue to emphasize on product design and technology utilization.

☐	Seek strategic acquisitions of international distributors that could enhance global sales and our distribution network

☐	Maintain stable revenue increase in the markets while shifting focus to higher margin wholesale markets such as mainland China.

Retail Business

The business objective for our retail segment is to establish a leading brand of women’s apparel and to build a nationwide retail network in China. As of March 31, 2011, we have 305 stores (including store-in-stores) which included 16 stores that were opened and 4 stores that were closed in first quarter of 2011.

We believe that our growth opportunities and continued investment initiatives include:

☐	Build the LA GO GO brand to be recognized as a major player in the mid-end women's apparel market in China;

☐	Expand the LA GO GO retail network throughout China

☐	Improve the LA GO GO retail stores’ efficiency and increase same-store sales

☐	Continue to launch LA GO GO flagship stores in Tier-1 Cities and increase penetration and coverage in Tier-2 and Tier-3 Cities

☐	Become a multi-brand operator by seeking opportunities for long-term cooperation with reputable international brands and by facilitating international brands entry into the Chinese market.

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

Retail business

For store-in-store shops, we generally receive payments from the stores between 60 and 90 days following the date of the register receipt. For our own flagship stores, we receive payments at the same time of the register receipt.

Global Economic Uncertainty

Our business is dependent on consumer demand for our products. We believe that the significant uncertainty in the global economy and a slowdown in the United States and Europe economies have increased our clients’ sensitivity to the cost of our products. We have experienced continued pricing pressure. If the global economic environment continues to be weak, these worsening economic conditions could have a negative impact on our sales growth and operating margins in our wholesale segment in 2011.

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

Estimates and Assumptions

In preparing our consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates in 2011 and 2010 include the assumptions used to value warrants and the estimates of the allowance for deferred tax assets.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2011 and 2010. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended March 31,
	2011			2010
	(in U.S. Dollars, except for percentages)
Sales	$53,208,237	100.0%		$26,139,546	100.0%
Gross Profit	$9,112,012	17.1%		$5,429,022	20.8%
Operating Expense	$5,800,947	10.9%		$3,600,591	13.8%
Income From Operations	$3,311,065	6.2%		$1,828,431	7.0%
Other Expenses (Income)	$(20,048)	(0.1	) %	$36,797	0.1%
Income Tax Expense	$679,021	1.3%		$230,852	0.9%
Net Income	$2,611,996	4.9%		$1,634,376	6.3%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended March 31, 2011 and 2010.

					Growth in 2011
					compared with
	2011	% of total sales	2010	% of total sales	2010
Wholesales business
The People’s Republic of China	$13,220,587	24.8%	$748,290	2.9%	1666.8%
Germany	8,740,575	16.4	5,773,464	22.1	51.4
Europe-Other	7,585,136	14.3	8,012,541	30.7	(5.3)
Japan	5,952,088	11.2	2,776,857	10.6	114.3
United States	5,110,970	9.6	2,071,447	7.9	146.7
Total wholesales business	40,609,356	76.3	19,382,599	74.2	109.5
Retail business	12,598,881	23.7	6,756,947	25.8	86.5
Total	$53,208,237	100.0%	$26,139,546	100.0%	103.6%

Sales for the three months ended March 31, 2011 were $53.2 million, an increase of 103.6% from the three months ended March 31,  2010. This increase was primarily attributable to increased sales in our retail business as well as our wholesale business in China.

In response to the global economic uncertainty and the political instability, in mid-2010 we adjusted our sales strategy to develop more wholesale customers in China.  Due to the effective marketing campaign we had in the Chinese wholesale market in the second half of 2010, we continued to obtain significant orders from wholesale customers in China in the fourth quarter. These orders were principally processed and our revenue was thus recognized in the first quarter of 2011. As a result, wholesale sales in China increased $12.5 million, or 1666.8%, for the three months ended March 31, 2011 compared with the three months ended March 31, 2010.

Sales generated from our wholesale business contributed 76.3% or $40.6 million of our total sales for the three months ended March 31, 2011, an increase of 109.5% compared to $19.4 million in the three months ended March 31, 2010.

Sales generated from our retail business contributed 23.7% or $12.6 million of our total sales for the three months ended March 31, 2011, an increase of 86.5% compared to 25.8% or $6.8 million in the three months ended March 31, 2010. This increase was primarily due to the increase in same store sales and new stores opened. We had 305 LA GO GO stores as of March 31, 2011, compared to 195 LA GO GO stores at March 31, 2010.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended March 31, 2011 and 2010.

	Three months ended March 31,				Growth (Decrease) in 2011 compared with
	2011		2010		2010
	(in U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$40,609,356	100.0%	$19,382,599	100.0%	109.5%
Raw Materials	20,330,231	50.1	9,349,545	48.2	117.4
Labor	846,510	2.1	734,993	3.8	15.2
Outsourced Production Costs	13,450,308	33.1	5,504,504	28.4	144.4
Other and Overhead	197,618	0.5	190,455	1.0	3.8
Total Cost of Sales for Wholesale	34,824,667	85.8	15,779,497	81.4	120.7
Gross Profit for Wholesale	5,784,689	14.2	3,603,102	18.6	60.5

Net Sales for Retail	12,598,881	100.0	6,756,947	100.0	86.5
Production Costs	4,326,318	34.3	2,006,301	29.7	115.6
Rent	4,945,240	39.3	2,924,726	43.3	69.1
Total Cost of Sales for Retail	9,271,558	73.6	4,931,027	73.0	88.0
Gross Profit for Retail	3,327,323	26.4	1,825,920	27.0	82.2
Total Cost of Sales	44,096,225	82.9	20,710,524	79.2	112.9
Gross Profit	$9,112,012	17.1%	$5,429,022	20.8%	67.8%

Raw material costs for our wholesale business were 50.1% of our total wholesale business sales in the three months ended March 31, 2011, compared to 48.2% in the three months ended March 31, 2010.  The increase was mainly due to increased raw materials prices.

Labor costs for our wholesale business were 2.1% of our total wholesale business sales in the three months ended March 31, 2011, compared to 3.8% in the three months ended March 31, 2010. The decrease was mainly due to our own factories’ product capacity is limited and most of the increased orders in 2011 were outsourced.

Outsourced manufacturing costs for our wholesale business were 33.1% of our total wholesale business sales in the three months ended March 31, 2011, compared to 28.4% in the three months ended March 31, 2010. The increase was mainly due to more orders outsourced as a result of the limited internal production capacity.

Overhead and other expenses for our wholesale business accounted for 0.5% of our total wholesale business sales for the three months ended March 31, 2011, compared to 1% of total sales for the three months ended March 31, 2010. This decrease was mainly because we outsourced most of the increased orders for the three months ended March 31, 2011

For our wholesale business gross profit for the three months ended March 31, 2011 was $5.8 million, an increase of 60.5% compared to the three months ended March 31, 2010. Gross margin was 14.2% for the three months ended March 31, 2011, a decrease of 4.4% compared to 18.6% for the three months ended March 31, 2010. The decrease was mainly due to increased raw materials prices and  outsourced manufacturing costs.

Production costs for our retail business were $4.3 million during the three months ended March 31, 2011 compared to $2 million during the three months ended March 31, 2010. As a percentage of retail sales, retail production costs accounted for 34.3% of our total  retail sales in the three months ended March 31, 2011, compared to 29.7% of total retail sales in the three months ended March 31, 2010. The increase was due to reduced sales prices for increased sales volume.

Rent costs for our retail business were $4.9 million for the three months ended March 31, 2011 compared to $2.9 million for the three months ended March 31, 2010. As a percentage of sales, rent costs accounted for 39.3% of our total retail sales for the three months ended March 31, 2011, compared to 43.3% of total retail sales for the three months ended March 31, 2010. Total rent costs increased as a result of the increase in the number of our stores. The decrease in rent costs as a percentage of total retail sales was due to an increase of same store sales in 2011.

Gross profit in our retail business for the three months ended March 31, 2011 was $3.3 million and gross margin was 26.4%. Gross profit in our retail business for the three months ended March 31, 2010 was $1.8 million and gross margin was 27%. The decrease was primarily due to the fact that we reduced our sales prices in order to increase our sales volume.

Total cost of sales for the three months ended March 31, 2011 was $44.1 million, compared to $20.7 million for the three months ended March 31, 2010, an increase of 112.9%. As a percentage of total sales, cost of sales increased to 82.9% of total sales for the three months ended March 31, 2011, compared to 79.2% of total sales for the three months ended March 31, 2010. Consequently, gross margin decreased to 17.1% for the three months ended March 31, 2011 from 20.8% for the three months ended March 31, 2010.

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

	Three Months Ended March 31,
	2011		2010		Increase
	(in U.S. Dollars, except for percentages)
Gross Profit	$9,112,012	17.1%	$5,429,022	20.8%	67.8%
Operating Expenses:
Selling Expenses	3,589,105	6.7%	1,689,173	6.5	112.5
General and Administrative Expenses	2,211,842	4.2%	1,911,418	7.3	15.7
Total	$5,800,947	10.9%	$3,600,591	13.8	61.1
Income from Operations	$3,311,065	6.2%	$1,828,431	7.0%	81.1%

Selling expenses increased 112.5% to $3.6 million for the three months ended March 31, 2011 from $1.7 million for the three months ended March 31, 2010. The increase was attributable to the increased number of retail employees and increased average salaries, as well as increased store decoration and marketing expenses associated with the promotion of the LA GO GO brand.

General and administrative expenses increased 15.7% to $2.2 million the three months ended March 31, 2011 from $1.9 million for the three months ended March 31, 2010. As a percentage of total sales, general and administrative expenses decreased to 4.2% of total sales for the three months ended March 31, 2011, compared to 7.3% of total sales for the three months ended March 31, 2010. The total general and administrative expenses increase was attributable to an increase in payroll for additional management and design and marketing staff as a result of our business expansion. The decrease in general and administrative expenses as a percentage of total sales was due to the increase in our sales.

Income from Operations

Income from operations increased 81.1% to $3.3 million for the three months ended March 31, 2011 from $1.8 million for the three months ended March 31, 2010.  As a percentage of sales, income from operations accounted for 6.2% of our total sales  for the three months ended March 31, 2011, a decrease of 0.8% compared to the three months ended March 31, 2010 as a result of increasing raw material costs, outsourced manufacturing costs and selling expenses, as well as reduced retail sales prices.

Interest Expense

Interest expense was $0.3 million for the three months ended March 31, 2011, an increase of 120.3% compared to the same period in 2010. The increase was due to the increased bank loans as a result of our business expansion.

Change in fair value of derivative liability

Change in fair value of derivative liability resulted in a gain of $195,800 for the three months ended March 31, 2011, based on the Binomial Lattice model, and a gain of $84,519 for the three months ended March 31, 2010, based on the Black-Scholes option pricing model.

Through September 30, 2010, the Company used the Black-Scholes option pricing model to calculate the fair value of its warrant liabilities. Since October 1, 2010, the Company has used the Binomial Lattice model to calculate the fair value of its warrant liabilities, as management believes that the Binomial Lattice model results in a valuation that is more representative of the fair value of the warrants.

Income Tax Expenses

Income tax expense for the three months ended March 31, 2011 was $0.7 million, an increase of 194.1% compared to the same period of 2010. The increase was primarily due to increased profits of Goldenway, LA GO GO and Ever-Glory Apparel.

Our PRC subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws. Each of our consolidated entities files its own separate income tax return.

Below is a summary of the income tax rate for each of our PRC subsidiaries in 2011 and 2010:

	Goldenway	New-Tailun	Catch-Luck	LA GO GO	Ever-Glory Apparel
2010	25.0%	12.5%	12.5%	25.0%	25.0%
2011	25.0%	25.0%	25.0%	25.0%	25.0%

Perfect Dream Limited was incorporated in the British Virgin Islands on July 1, 2004, and has no income tax.

Ever-Glory International Group (HK) Ltd was incorporated in Samoa on September 15, 2009, and has no liabilities for income tax.

Ever-Glory International Group Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes through 2010. The net operating loss carry forwards for United States income taxes may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2031. Management believes that the realization of the benefits from these losses is uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero.

Net Income

Net income for the three months ended March 31, 2011 was $2.6 million, an increase of 59.8% compared to the same period in 2010. Our diluted earnings per share were $0.18 and $0.11 for the three months ended March 31, 2011 and 2010, respectively. This increase was primarily due to the increase in our sales.

Summary of Cash Flows

Net cash provided by operating activities for each of the three months ended March 31, 2011 and 2010 was $ 5.2 million. There was no significant increase or decrease in net cash provided by operating activities.

Net cash used in investing activities was $0.5 million for the three months ended March 31, 2011, compared with $0.3 million during the the three months ended March 31, 2010. The increase was mainly due to increased equipment purchases.

Net cash provided by financing activities was $1.1 million for the three months ended March 31, 2011, compared with net cash used in financing activities of $0.4 million during the three months ended March 31, 2010. During the three months ended March 31, 2011, we repaid $16.0 million of bank loan and received bank loan proceeds of $17.3 million.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $9.7 million, other current assets of $70.0 million and current liabilities of $52.2 million. We presently finance our operations primarily from cash flows from operations and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs.

Bank Loans

On August 2, 2010, Goldenway entered into a two-year revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.58 million (RMB50 million). As of March 31, 2011, under this agreement, the Company had borrowed approximately $4.58 million (RMB30 million) with annual interest rates ranging from 6.15% to 6.44%, and due on various dates through August 2011.  These borrowings were guaranteed by Jiangsu Ever-Glory, an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These borrowings are also collateralized by the Company’s property and equipment.

On March 11, 2010, Ever-Glory Apparel entered into a one-year line of credit agreement for approximately $7.5 million (RMB50 million) with Nanjing Bank. On April 7, 2011, the agreement was extended until April 6, 2012. As of March 31, 2011, $1.21 million of bank loans outstanding under this agreement, with an annual interest rate of 3.7%, were collateralized by approximately $1.34 million of accounts receivable from wholesale customers, and are to be repaid upon receipt of payments from customers. These loans were paid in full in April 2011. In addition, $0.92 million of bank loans outstanding under this agreement with an interest rate of 5.88% per annum and due in July 2011, are guaranteed by Jiangsu Ever-Glory and Goldenway. Approximately $5.37 million was unused and available.

As of March 31, 2011, Ever-Glory Apparel had borrowed $1.37 million (RMB9 million) from the Industrial and Commercial Bank of China with an annual interest rate of 5.60% , and due on various dates through June 2011. The loan is guaranteed by Jiangsu Ever-Glory.

As of March 31, 2011, Ever-Glory Apparel had borrowed $1.65 million from the Bank of Communications which was guaranteed by Jiangsu Ever-Glory and Mr. Kang, and collateralized by approximately $2.06 million of accounts receivable from wholesale customers. Approximately $1.07 million bears interest rate at 3.30% per annum and was repaid in April 2011. Approximately $0.58 million bears interest rate at 4.01% per annum and is due in May 2011.

As of March 31, 2011, Ever-Glory Apparel had borrowed $1.46 million from the Bank of China with annual interest rates ranging from 3.20% to 3.49%. The loan was guaranteed by Jiangsu Ever-Glory and Mr. Kang, and collateralized by approximately $1.63 million of accounts receivable from wholesale customers. These borrowings were paid in full in April 2011.

As of March 31, 2011, Ever-Glory Apparel had borrowed $1.5 million from the Bank of Everbright with annual interest rates ranging from 5.11% to 5.31%. These loans are guaranteed by Jiangsu Ever-Glory and Mr. Kang, and collateralized by approximately $1.88 million of accounts receivable from wholesale customers. These borrowings are due in May 2011.

As of March 31, 2011, LA GO GO had borrowed $0.27 million (RMB 1.8 million) from the Bank of Shanghai with an annual interest rate of 5.35%. This loan was guaranteed by a third party and repaid in April 2011.

As of March 31, 2011, Ever-Glory Apparel had borrowed $0.47 million from Shanghai Pudong Development Bank with an annual interest rate of 3.5%. The loan is guaranteed by Goldenway, and collateralized by approximately $0.58 million of accounts receivable from wholesale customers. This loan is due in June 2011.

On January 4, 2011, Goldenway finalized a new one-year line of credit agreement for approximately $6.1 million (RMB40 million) with Shanghai Pudong Development Bank. As of March 31, 2011, $6.1 million (RMB40 million) of bank loans, outstanding under this agreement, with an annual interest rate of 5.56%, are collateralized by certain properties and land use rights of Goldenway. These loans are due in December 2011.

All bank loans are used to fund our daily operations.

Loans from related party

As of March 31, 2011 and March 31, 2010 the Company owed $0.9 million and $1.0 million, respectively to Blue Power Holdings Limited, a company controlled by the Company’s Chief Executive Officer. Interest is charged at 6% per annum on the amounts due. The loans were paid in full in April 2011. For the three months ended March 31, 2011 and 2010, the Company incurred interest expense of $909 and $26,265, respectively. The accrued interest is included in the carrying amount of the loans in the accompanying condensed consolidated balance sheets.

Capital Commitments

We have a continuing program for the purpose of improving our manufacturing facilities and extending our LA GO GO stores. We anticipate that cash flows from operations and borrowings from banks will be used to pay for these capital commitments.

Uses of Liquidity

Our cash requirements for the next twelve months will be primarily to fund daily operations and the growth of our business.

Sources of Liquidity

Our primary sources of liquidity for our short-term cash needs are expected to be from cash flows generated from operations, and cash equivalents currently on hand. We believe that we will be able to borrow additional funds if necessary.

We believe our cash flows from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our needs for working capital, capital expenditure and other commitments for the next twelve months. No assurance can be made that additional financing will be available to us if required, and adequate funds may not be available on terms acceptable to us. If funding is insufficient at any time in the future, we will develop or enhance our products or services and expand our business through our own cash flows from operations.

As of March 31, 2011, we had access to $21.0 million in lines of credit, of which $8.4 million was unused and is currently available. These credit facilities do not include any covenants.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004 the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of March 31, 2011, the market foreign exchange rate had increased to 6.56 RMB to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future, and will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel and LA GO GO (whose functional currency is the RMB) are translated into US dollars using the current rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expense items are translated at the average exchange rate for the period. All exchange differences are recorded within equity. The foreign currency translation  gain for the three and three months ended March 31, 2011 and 2010 was $236,835 and $34,133 respectively.

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

Interest Rates: Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. On March 31, 2011, we had $9.7 million in cash and cash equivalents. A hypothetical 5% increase or decrease in either short term or long term interest rates would not have any material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates: We pay our suppliers and employees in Chinese RMB, however, most of our wholesales customers are located in the U.S., Japan and Europe and we generate sales from them in U.S. Dollars, Euros and British Pounds. Accordingly, our business has substantial exposure to changes in exchange rates between and among the Chinese RMB, the U.S. Dollar, the Euro and the British Pound. In the last decade, the RMB has been pegged at 8.26 RMB to one U.S. Dollar. On July 21, 2005 it was revalued to 8.09 per U.S. Dollar. Following the removal of the peg to the U.S. Dollar and pressure from the United States, the People’s Bank of China also announced that the RMB would be pegged to a basket of foreign currencies, rather than being strictly tied to the U.S. Dollar, and would be allowed to float trade within a narrow 0.3% daily band against this basket of currencies. The PRC government has stated that the basket is dominated by the U.S. Dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British Pound, Thai Baht, Russian Ruble, Australian Dollar, Canadian Dollar and Singapore Dollar. There can be no assurance that the relationship between the RMB and these currencies will remain stable over time, especially in light of the significant political pressure on the Chinese government to permit the free flotation of the RMB, which could result in greater and more frequent fluctuations in the exchange rate between the RMB, the U.S. Dollar and the Euro. On March 31, 2011, the exchange rate between the RMB and U.S. Dollar was 6.56 RMB to one U.S. Dollar. For additional discussion regarding our foreign currency risk, see the section titled Risk Factors in the Annual Report on Form 10-K for fiscal year ended on December 31, 2010. Fluctuation in the value of Chinese RMB relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.

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

Evaluation of Disclosure Controls and Procedures. As of  March 31, 2011, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of March 31, 2011. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9 of our annual report for fiscal year ended December 31, 2010.  As of March 31, 2011, we had not completed the remediation of these material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, except as disclosed above

PART II.  OTHER INFORMATION

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

ITEM 1A. RISK FACTORS

There has been no material change in the information provided in Item 1A of Form 10-K Annual Report for the year ended December 31, 2010 filed with the SEC on March 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 1, 2011, the Company issued 4,711 shares of common stock to the Company’s three independent directors as compensation for their services in the second quarter of 2010. The shares were valued at $2.14 per share, which was the average market price of the common stock for the five days before the grant date.

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

May 12, 2011	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jiansong Wang
Jiansong Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)