Form 10-Q
period 2011-06-30
Ever-Glory International Group, Inc.
filed 2011-08-10
CIK 943184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☐

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No ☒
As of August 3, 2011, 14,760,873 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

EVER-GLORY INTERNATIONAL GROUP, INC.
FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements

Readers are advised that statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to significant risks and uncertainties which can cause actual results to differ materially from those currently anticipated due to a number of factors, many of which are beyond our control and which include, but are not limited to:

•	Competition within our industry;
•	Seasonality of our sales;
•	Success of our investments in new product development
•	Our plans to open new retail stores;
•	Our ability to integrate and manage our acquired businesses;
•	Our relationships with our major customers;
•	The popularity of our products;
•	Relationships with suppliers and cost of supplies;
•	Financial and economic conditions in Asia, Japan, Europe and the U.S.;
•	Anticipated effective tax rates in future years;
•	Regulatory requirements affecting our business;
•	Currency exchange rate fluctuations;
•	Our future financing needs;
•	Regulatory scrutiny of US-listed Chinese companies and investor perceptions of such companies; and
•	Our ability to attract additional investment capital on attractive terms.

Forward-looking statements also include our management’s assumptions underlying or relating to any of the foregoing or other similar statements. When used in this report, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “continue,” and similar expressions are generally intended to identify forward-looking statements.  These statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties, including those detailed in our filings with the Securities and Exchange Commission. Readers are advised that actual results may differ significantly from those set forth in the forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s views only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Readers should carefully review the factors described in the Section entitled “Risk Factors” in our Annual Report Form 10-K and other documents we file from time to time with the Securities and Exchange Commission (‘SEC’).

PART I.  FINANCIAL INFORMATION
ITEM 1. Financial Statements

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

ASSETS
	2011	2010

CURRENT ASSETS
Cash and cash equivalents	$10,712,563	$3,691,653
Accounts receivable	27,420,161	36,334,684
Inventories	26,633,367	26,210,714
Value added tax receivable	3,521,630	1,755,697
Other receivables and prepaid expenses	992,567	1,000,775
Advances on inventory purchases	1,753,924	2,150,345
Amounts due from related parties	16,335,786	10,102,559
Total Current Assets	87,369,998	81,246,427

LAND USE RIGHT, NET	2,836,763	2,815,760
PROPERTY AND EQUIPMENT, NET	12,735,285	12,580,757
TOTAL ASSETS	$102,942,046	$96,642,944

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Bank loans	$20,968,352	$18,139,781
Loans from related party	-	999,811
Accounts payable	27,242,738	29,938,541
Accounts payable and other payables - related parties	1,343,417	1,463,120
Other payables and accrued liabilities	4,561,624	3,507,196
Value added and other taxes payable	1,698,845	1,221,441
Income tax payable	881,389	308,807
Deferred tax liabilities	1,042,045	1,127,753
Total Current Liabilities	57,738,410	56,706,450

LONG-TERM LIABILITIES
Derivative liability	276,500	606,800
Total Long-term Liabilities	276,500	606,800
TOTAL LIABILITIES	58,014,910	57,313,250

COMMITMENTS AND CONTINGENCIES

EQUITY
Stockholders' equity:
Preferred stock ($.001 par value, authorized 5,000,000 shares,
no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares,
14,755,494 and 14,750,783 shares issued and outstanding
as of June 30, 2011 and December 31, 2010, respectively)	14,756	14,751
Additional paid-in capital	3,522,457	3,512,380
Retained earnings	31,290,537	26,419,672
Statutory reserve	4,222,098	4,222,098
Accumulated other comprehensive income	5,877,288	5,160,793
Total Stockholders' Equity	44,927,136	39,329,694

TOTAL LIABILITIES AND EQUITY	$102,942,046	$96,642,944

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

NET SALES	$42,923,640	$23,102,498	$96,131,877	$49,242,044

COST OF SALES	32,566,893	18,594,515	76,663,118	39,305,039

GROSS PROFIT	10,356,747	4,507,983	19,468,759	9,937,005

OPERATING EXPENSES
Selling expenses	3,766,770	2,059,712	7,355,875	3,748,885
General and administrative expenses	4,117,313	1,747,882	6,329,155	3,659,300
Total Operating Expenses	7,884,083	3,807,594	13,685,030	7,408,185

INCOME FROM OPERATIONS	2,472,664	700,389	5,783,729	2,528,820

OTHER INCOME (EXPENSES)
Interest income	124,401	25,639	146,874	93,747
Interest expense	(258,924)	(113,781)	(521,175)	(232,820)
Change in fair value of derivative liability	134,500	(13,317)	330,300	71,202
Other income	204	29,583	24,134	32,792
Gain on sale of investment	-	346,188	-	346,188
Total Other Income (Expenses)	181	274,312	(19,867)	311,109

INCOME BEFORE INCOME TAX EXPENSE	2,472,845	974,701	5,763,862	2,839,929

INCOME TAX EXPENSE	(213,976)	(173,928)	(892,997)	(404,780)

NET INCOME	2,258,869	800,773	4,870,865	2,435,149

ADD (LESS): NET LOSS (INCOME) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	-	-	-	(58,701)

NET INCOME ATTRIBUTABLE TO THE COMPANY	$2,258,869	$800,773	$4,870,865	$2,376,448

NET INCOME	$2,258,869	$800,773	$4,870,865	$2,435,149

Foreign currency translation gain	479,660	138,315	716,495	172,448
COMPREHENSIVE INCOME	2,738,529	939,088	5,587,360	2,607,597

COMPREHENSIVE INCOME ATTRIBUTABLE TO
THE NONCONTROLLING INTEREST	-	-	-	(58,721)

COMPREHENSIVE INCOME ATTRIBUTABLE TO
THE COMPANY	$2,738,529	$939,088	$5,587,360	$2,548,876

EARNINGS PER SHARE
Attributable to the Company's common stockholders
Basic	$0.15	$0.05	$0.33	$0.16
Diluted	$0.15	$0.05	$0.33	$0.16
Weighted average number of shares outstanding
Basic	14,755,494	14,729,807	14,754,687	14,725,142
Diluted	14,755,494	14,729,807	14,754,687	14,852,791

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,870,865	$2,435,149
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation and amortization	1,666,901	1,111,878
Change in fair value of derivative liability	(330,300)	(71,202)
Deferred income tax	(85,708)	265,895
Interest on loans from related party	909	44,848
Stock issued for services	-	71,699
Stock-based compensation	10,077	18,828
Gain on sale of investment	-	(346,188)
Changes in operating assets and liabilities:
Accounts receivable	9,413,419	(4,088,471)
Inventories	(51,150)	(605,459)
Value added tax receivable	(1,708,832)	(503,558)
Other receivables and prepaid expenses	8,208	(163,518)
Advances on inventory purchases	537,544	(433,278)
Amounts due from related parties	(6,019,433)	6,827,465
Accounts payable	(3,242,434)	1,299,914
Accounts payable and other payables- related parties	(138,168)	816,923
Other payables and accrued liabilities	975,521	(122,437)
Value added and other taxes payable	447,390	741,420
Income tax payable	559,150	98,310
Net cash provided by operating activities	6,913,959	7,398,218

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(1,535,053)	(714,859)
Proceeds from sale of property and equipment	-	29,028
Net cash used in investing activities	(1,535,053)	(685,831)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	28,557,182	7,125,584
Repayment of bank loans	(26,167,763)	(11,999,242)
Repayment of loans from related party	(1,000,720)	(650,030)
Net cash provided by (used in) financing activities	1,388,699	(5,523,688)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	253,305	14,114

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,020,910	1,202,813

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,691,653	3,555,745

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,712,563	$4,758,558

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$520,195	$187,972
Income taxes	$423,577	$26,197

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Other receivable arising on sale of investment	$-	$1,813,088
Other payable for acquisition of noncontrolling interest	$-	$906,544

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011（UNAUDITED）

NOTE 1 BASIS OF PRESENTATION

Ever-Glory International Group, Inc., a Florida corporation (the “Company”), together with its subsidiaries, is an apparel manufacturer, supplier and retailer in China, with a wholesale segment and a retail segment. The Company’s wholesale business consists of recognized brands for department and specialty stores located in China, Europe, Japan and the United States. The Company’s retail business consists of flagship stores and store-in-stores for the Company’s own-brand products. The Company’s wholesale operations are provided primarily through the Company’s wholly-owned PRC subsidiaries, Goldenway Nanjing Garments Co. Ltd. (“Goldenway”), Nanjing Catch-Luck Garments Co. Ltd. (“Catch-Luck”), Nanjing New-Tailun Garments Co. Ltd (“New-Tailun”) and Ever-Glory International Group Apparel Inc.(“Ever-Glory Apparel”), and the Company’s wholly-owned Samoa subsidiary, Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”).  The Company’s retail operations are provided through its wholly- owned subsidiary, Shanghai LA GO GO Fashion Company Limited (“LA GO GO”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Ever-Glory International Group, Inc. and its subsidiaries contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of June 30, 2011, the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. Wholesale revenues are generally higher in the third and fourth fiscal quarters, while retail revenues are generally higher in the first and fourth fiscal quarters. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

At June 30, 2011, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions that management considers to be of a high quality.

At June 30, 2011 and December 31, 2010, the Company has a derivative liability subject to recurring  fair value measurements (Level 3), with the change in fair value of recognized in earnings (see Note 5).

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

NOTE 3 INVENTORIES

Inventories at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
Raw materials	$6,900,021	$3,249,263
Work-in-progress	9,674,702	12,441,619
Finished goods	10,432,876	10,798,753
	27,007,599	26,489,635
Less: allowance for obsolete inventories	(374,232)	(278,921)
Total inventories	$26,633,367	$26,210,714

NOTE 4 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short term bank loans consisted of the following at June 30, 2011 and December 31, 2010:

Bank	June 30, 2011	December 31, 2010
Nanjing Bank	$10,351,353	$9,930,511
Shanghai Pudong Development Bank	6,510,993	6,068,000
Industry and Commercial Bank of China	665,210	606,800
Bank of Communications	1,965,363	683,700
Bank of Everbright	375,439	577,710
Bank of China	1,099,994	-
Bank of Shanghai	-	273,060
	$20,968,352	$18,139,781

On August 2, 2010, Goldenway entered into a two-year revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.58 million (RMB50 million). As of June 30, 2011, under this agreement, the Company had borrowed approximately $6.19 million (RMB40 million) with annual interest rates ranging from 6.44% to 6.73%, and due on various dates from August to December 2011.  These borrowings are guaranteed by Jiangsu Ever-Glory, an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These borrowings are also collateralized by the Company’s property and equipment.

On March 11, 2010, Ever-Glory Apparel entered into a one-year line of credit agreement for approximately $7.5 million (RMB50 million) with Nanjing Bank. On April 7, 2011, the agreement was extended until April 6, 2012. As of June 30, 2011, $1.69 million of bank loans were outstanding under this agreement, with an annual interest rate of 4.2%, were collateralized by approximately $1.87 million of accounts receivable from wholesale customers, and are to be repaid upon receipt of payments from customers. These loans are due on various dates through September 2011. In addition, $0.93 million of bank loans outstanding under this agreement with an interest rate of 5.88% per annum and paid in full in July 2011, were guaranteed by Jiangsu Ever-Glory and Goldenway. Approximately $4.88 million was unused and available.

As of June 30, 2011, LA GO GO had borrowed $1.55 million (RMB 10.0 million) from Nanjing Bank with an annual interest rate of 6.31% and due on various dates from April to June 2012. This loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang .

As of June 30, 2011, Ever-Glory Apparel had borrowed $0.67 million (RMB4.3 million) from the Industry and Commercial Bank of China with annual interest rates ranging from 5.55% to 5.85%. The loans are due on various dates from September to October 2011 and are guaranteed by Jiangsu Ever-Glory.

As of June 30, 2011, Ever-Glory Apparel had borrowed $1.55 million from the Bank of Communications with an annual interest rate of 5.78%, and due on June 2012. The loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang. In addition, Ever-Glory Apparel had borrowed $0.42 million from the Bank of Communications which is guaranteed by Jiangsu Ever-Glory and Mr. Kang, and collateralized by approximately $0.52 million of accounts receivable from wholesale customers. The loan bears interest at a rate of 3.29% per annum and is due in October 2011.

As of June 30, 2011, Ever-Glory Apparel had borrowed $1.10 million from the Bank of China with an annual interest rate of 3.2%. The loan was guaranteed by Jiangsu Ever-Glory and Mr. Kang, and collateralized by approximately $1.2 million of accounts receivable from wholesale customers, and was paid in full in July 2011.

As of June 30, 2011, Ever-Glory Apparel had borrowed $0.38 million from the Bank of Everbright with an annual interest rate of 5.21%. The loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang, and collateralized by approximately $0.47 million of accounts receivable from wholesale customers. The loan is due in August 2011.

As of June 30, 2011, Ever-Glory Apparel had borrowed $0.32 million from Shanghai Pudong Development Bank with an annual interest rate of 3.9%. The loan is guaranteed by Goldenway, and collateralized by approximately $0.36 million of accounts receivable from wholesale customers. This loan is due in August 2011.

On January 4, 2011, Goldenway finalized a new one-year line of credit agreement for approximately $6.2 million (RMB40 million) with Shanghai Pudong Development Bank. As of June 30, 2011, $6.2 million (RMB40 million) of bank loans, outstanding under this agreement, with an annual interest rate of 5.56%, are collateralized by certain properties and land use rights of Goldenway. These loans are due in December 2011.

On July 29, 2011, Ever-Glory Apparel and Perfect Dream collectively finalized a new line of credit agreement for $7.0 million with Nanjing Branch of HSBC (China) Company Limited. This agreement is guaranteed by the Company and Mr. Kang. As of August 5, 2011, we have not used any credit under this agreement.

Total interest expense on bank loans amounted to $258,924, $520,266, $95,198 and $187,972 for the three and six months ended June 30, 2011 and 2010, respectively.

NOTE 5 DERIVATIVE WARRANT LIABILITY

The Company has warrants outstanding that require liability classification because of certain provisions that may result in an adjustment to their exercise price. The liability has been adjusted to fair value as of June 30, 2011 and 2010, resulting in a decrease (increase) in the liability and increase (decrease) in other income of $134,500, $330,300, $(13,317) and $71,202 for the three and six months ended June 30, 2011 and 2010, respectively.

NOTE 6 INCOME TAX

PRC Pre-tax income for the three and six months ended June 30 2011 and 2010 was taxable in the following jurisdictions.

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
PRC	$712,029	$673,443	$3,691,090	$1,996,043
Others	1,760,816	301,258	2,072,772	843,886
	$2,472,845	$974,701	$5,763,862	$2,839,929

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

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three and six months ended June 30, 2011 and 200, respectively:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
PRC statutory rate	25.0%	25.0%	25.0%	25.0%
Non-taxable or non-deductible items	(1.8)	0.5	(1.9)	(0.9)
Effect of foreign income tax rates	(16.5)	(10.3)	(7.6)	(7.6)
Income tax exemption	-	(0.1)	-	(0.7)
Other	1.9	2.7	-	(1.5)
Effective income tax rate	8.6%	17.8%	15.5%	14.3%

Income tax expense for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Current	$474,871	$(168,152)	$978,705	$136,052
Deferred	(260,895)	342,080	(85,708)	268,728
Income tax expense	$213,976	$173,928	$892,997	$404,780

NOTE 7 EARNINGS PER SHARE

Earnings per share is calculated as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income attributable to the Company	$2,258,869	$800,773	$4,870,865	$2,376,448
Weighted average number of common shares-Basic	14,755,494	14,729,807	14,754,687	14,725,142
Effect of dilutive securities:
Warrants	-	-	-	127,649
Weighted average number of common shares -Duluted	14,755,494	14,729,807	14,754,687	14,852,791

Earnings per share-basic	$0.15	$0.05	$0.33	$0.16
Earnings per share-diluted	$0.15	$0.05	$0.33	$0.16

For the three and six months ended June 30, 2011, the Company excluded 840,454 warrants outstanding from diluted earnings per share because the exercise price of $3.20 exceeded the average trading price of $1.98 and $2.06, respectively, making these warrants anti-dilutive. For the three months ended June 30, 2010, the Company excluded 913,182 warrants outstanding from diluted earnings per share because the exercise price of $3.20 exceeded the average trading price of $3.07, making these warrants anti-dilutive. For the six months ended June 30, 2010, the Company included 913,182 warrants outstanding in diluted earnings per share because the average trading price of $3.72 exceeded the exercise price of $3.20, making these warrants dilutive.

NOTE 8 STOCKHOLDERS’ EQUITY

On February 1, 2011, the Company issued 4,711 shares of common stock to the Company’s three independent directors as compensation for their services in the third and fourth quarters of 2010. The shares were valued at $2.14 per share, which was the average market price of the common stock for the five days before the grant date.

On August 3, 2011, the Company issued 5,379 shares of common stock to the Company’s three independent directors as compensation for their services in the first half of 2011. The shares were valued at $1.84 per share, which was the average market price of the common stock for the five days before the grant date.

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

Other income from Related Parties

Included in other income for the three and six months ended June, 2011 is rent revenue from entities controlled by Mr Kang under operating lease agreements with various terms though 2015 as follows. There were no such agreements in 2010.

	Three months ended	Six months ended
	June 30, 2011	June 30, 2011
EsCeLav	$2,872	$5,726
Nanjing Eight-One-Five Hi-tech (M&E) Co.,Ltd.	3,830	7,635
Jiangsu Heng-rui	5,400	10,765
Total	$12,102	$24,126

Purchases from, and Sub-contracts with Related Parties

In connection with the Company’s tax planning strategies relating to VAT, raw materials are sourced by the Company in the PRC and shipped to related party contract manufacturers in Vietnam and Cambodia. The raw materials were originally purchased by the Company, and, through a series of transactions, were sold at cost to, and repurchased at cost from, Jiangsu Ever-Glory. These transactions amounted to approximately $1.1 million (RMB7.5 million) and $1.6 million (RMB10.6 million) during the six months ended June 30, 2011 and 2010, respectively, and have been netted against each other for financial reporting purposes. There were no such transactions during the three months ended June 30, 2011, and transactions of approximately $0.2 million  (RMB 1.7million) during the three months ended June 30, 2010.

For the three and six months ended June 30 2011 and 2010, the Company purchased raw materials of $948,146, $1,059,091, $561,611, $900,845, respectively, from Nanjing Knitting.

In addition, the Company sub-contracted certain manufacturing work to related parties totaling $2,458,327, $3,988,745, $543,126, $1,740,901 for the three and six months ended June 30, 2011 and 2010, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Nanjing Knitting	$11,855	$1,302	$35,565	$47,800
Nanjing Ever-Kyowa	297,973	223,441	535,613	512,186
Ever-Glory Vietnam	1,494,180	216,748	2,392,433	721,508
Ever-Glory Cambodia	653,436	40,533	1,023,255	364,729
EsC'Lav	883		11,879
Jiangsu Ever-Glory		61,102		94,678
	$2,458,327	$543,126	$3,998,745	$1,740,901

Accounts Payable – Related Parties

The Company purchases raw materials from and subcontracts some of its production to related parties. Accounts payable to related parties at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Nanjing Knitting	$926,666	$713,581
Nanjing Ever-Kyowa	374,379	369,837
Ever-Glory Vietnam	22,884	365,569
Ever-Glory Cambodia	19,488	14,133
Total	$1,343,417	$1,463,120

Amounts Due From Related Party

The amounts due from related parties at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
EsC'eLav	6,429	-
Nanjing Eight-One-Five Hi-tech (M&E) Co.,Ltd.	7,735	-
Jiangsu Ever-Glory	16,321,622	10,102,559
Total	$16,335,786	$10,102,559

Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”) is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by the Company’s Chief Executive Officer. Because of restrictions on its ability to directly import and export products, the Company utilizes Jiangsu Ever-Glory as its agent to assist the Company with its import and export transactions and its international transportation projects. Import transactions primarily consist of purchases of raw materials and accessories designated by the Company’s customers for use in garment manufacture. Export transactions consist of the Company’s sales to foreign markets such as Japan, Europe and the United States. As the Company’s agent, Jiangsu Ever-Glory’s responsibilities include managing customs, inspection, transportation, insurance and collections on behalf of the Company. Jiangsu Ever-Glory also manages transactions denominated in currencies other than the Chinese RMB at rates of exchange agreed between the Company and Jiangsu Ever-Glory and based upon rates of exchange quoted by the People’s Bank of China. In return for these services, Jiangsu Ever-Glory charged the Company a fee of approximately 3% of export sales manufactured in China and 1% of export sales manufactured overseas. For import transactions, the Company may make advance payments, through Jiangsu Ever-Glory, for the raw material purchases, or Jiangsu Ever-Glory may make advance payments on the Company’s behalf. For export transactions, accounts receivable for export sales are remitted by the Company’s customers through Jiangsu Ever-Glory, who forwards the payments to the Company. The Company and Jiangsu Ever-Glory have agreed that balances from import and export transactions may be offset. Amounts due to (from) Jiangsu Ever-Glory are typically settled within 60-90 days. Interest of 0.5% is charged on net amounts due at each month end. Interest income/(expense) for the three and six months ended June 30, 2011 and 2010 was $120,379, $139,495, ($14,071) and $52,348, respectively. Following is a summary of import and export transactions for the six months ended June 30, 2011:

	Accounts Receivable	Accounts Payable	Net
As of January 1, 2011	$16,497,257	$6,394,698	$10,102,559
Sales	$12,341,293	5,050,887
Payments Received/Made	$6,495,523	$5,424,181
As of June 30, 2011	$22,343,027	$6,021,405	$16,321,622

Approximately 62.2% of the receivable balance at June 30, 2011 was settled by August 4, 2011.

NOTE 10 CONCENTRATIONS AND RISKS

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Based on management’s assessment of the amount of probable credit losses, if any, in existing accounts receivable, management has concluded that no allowance for doubtful accounts is necessary at June 30, 2011 and December 31, 2010. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability.

For the six-month period ended June 30, 2011, the Company had two wholesale customers that represented approximately 23% and 17% of the Company’s revenues. For the three-month period ended June 30, 2011, the Company had one wholesale customer that represented approximately 26% of the Company’s revenues. For the six-month period ended June 30, 2010, the Company had two wholesale customers that represented approximately 30% and 10% of the Company’s revenues. For the three-month period ended June 30, 2010, the Company had two wholesale customers that represented approximately 30% and 14% of the Company’s revenues.

For the Company’s wholesale business during the three and six months ended June 30, 2011 and 2010, no supplier represented more than 10% of the total raw materials purchased.

For the Company’s retail business, the Company had one supplier that represented approximately 16% of raw materials purchases during the six months ended June 30, 2011. The Company purchased 22% of its raw materials from one supplier during the three months ended June 30, 2011, and no one supplier supplied more than 10% of raw materials purchases during the three and six months ended June 30, 2010.

For the wholesale business, during the six months ended June 30, 2011 and 2010, the Company relied on one manufacturer for 10% and 15% of purchased finished goods, respectively. During the three months ended June 30, 2011, the Company relied on two manufacturers for 15% and 11% of purchased finished goods. During the three months ended June 30, 2010, the Company relied on one manufacturer for 11% of purchased finished goods.

For the retail business, during the six months ended June 30, 2011 , no supplier represented more than 10% of the total purchased finished goods. During the three months ended June 30, 2011 , the Company relied on one manufacturer for 10% of purchased finished goods. During the six months ended June 30, 2010 , the Company relied on one manufacturer for 12% of purchased finished goods and during the three months ended June 30, 2010, the Company relied on one manufacturer for 16% of purchased finished goods.

The Company’s revenues for the three and six months ended June 30, 2011 and 2010 were earned in the following geographic areas:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
The People’s Republic of China	$15,420,664	$7,976,339	$41,694,449	$15,481,577
Germany	8,670,146	5,426,488	17,410,721	11,199,952
United Kingdom	5,403,112	2,485,937	7,741,270	6,195,159
Europe-Other	2,826,082	2,902,031	7,618,743	7,205,349
Japan	5,060,331	1,804,761	11,012,419	4,581,618
United States	5,543,305	2,506,942	10,654,275	4,578,389
Total	$42,923,640	$23,102,498	$96,131,877	$49,242,044

NOTE 11 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)  Wholesale segment

(b)  Retail segment

The Company also provides general corporate services to its segments and these costs are reported as "corporate and others."

	Wholesale segment	Retail segment	Corporate and others	Total
Six months ended June 30, 2011
Segment profit or loss:
Net revenue	$74,272,509	$21,859,368	$-	$96,131,877
Income from operations	5,226,517	557,212	-	5,783,729
Interest income	145,319	1,555	-	146,874
Interest expense	504,055	15,932	1,188	521,175
Depreciation and amortization	797,969	868,932	-	1,666,901
Income tax expense	756,939	136,058	-	892,997

Six months ended June 30, 2010
Segment profit or loss:
Net revenue	$37,655,966	$11,586,078	$-	$49,242,044
Income (loss) from operations	2,314,270	535,928	(321,378)	2,528,820
Interest income	92,292	1,454	1	93,747
Interest expense	181,770	6,202	44,848	232,820
Depreciation and amortization	491,625	620,253	-	1,111,878
Income tax expense	267,951	136,829	-	404,780

	Wholesale segment	Retail segment	Corporate and others	Total
Three months ended June 30, 2011
Segment profit or loss:
Net revenue	$33,663,153	$9,260,487	$-	$42,923,640
Income from operations	2,227,029	245,635	-	2,472,664
Interest income	123,430	971	-	124,401
Interest expense	246,079	12,842	3	258,924
Depreciation and amortization	556,621	319,683	-	876,304
Income tax expense	155,371	58,605	-	213,976

Three months ended June 30, 2010
Segment profit or loss:
Net revenue	$18,273,367	$4,829,131	$-	$23,102,498
Income (loss) from operations	393,029	337,833	(30,473)	700,389
Interest income	24,753	886	-	25,639
Interest expense	91,989	3,209	18,583	113,781
Depreciation and amortization	244,361	308,869	-	553,230
Income tax expense	86,016	87,912	-	173,928

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months  ended June 30, 2011 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We are a leading apparel supply-chain manager and retailer in China. We are listed on the NYSE Amex under the symbol of “EVK”.

We classify our businesses into two segments: Wholesale and Retail. Our wholesale business consists of wholesale-channel sales made principally to famous brands, and department stores located throughout Europe, the U.S., Japan and the People’s Republic of China (“PRC”). We focus on well-known, middle-to-high grade casual wear, sportswear, and outerwear brands. Our retail business consists of retail-channel sales directly to consumers through retail stores located throughout the PRC.

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

Wholesale Business

We conduct our original design manufacturing (“ODM”) operations through four wholly-owned subsidiaries which are located in the Nanjing Jiangning Economic and Technological Development Zone and Shang Fang Town in the Jiangning District in Nanjing, China: Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”), Goldenway Nanjing Garments Company Limited (“Goldenway”), Nanjing New-Tailun Garments Company Limited (“New Tailun”), Nanjing Catch-Luck Garments Co., Ltd. (“Catch-Luck”), and one wholly-owned subsidiary incorporated in Samoa, Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”).

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

The primary business objective for our wholesale segment is to expand our portfolio into higher-class brands, expand our customer base and improve our profit. We believe that our growth opportunities and continued investment initiatives include:

•	Expand our global sourcing network

•	Expand our overseas low-cost manufacturing base (outside of mainland China);

•	Focus on high value-added products and continue our strategy to produce mid to high end apparel

•	Continue to emphasize product design and technology utilization.

•	Seek strategic acquisitions of international distributors that could enhance global sales and our distribution network; and

•	Maintain stable revenue increases in the markets while shifting focus to higher margin wholesale markets such as mainland China.

Retail Business

The business objective for our retail segment is to establish a leading brand of women’s apparel and to build a nationwide retail network in China. As of June 30, 2011, we have 368 stores (including store-in-stores) which included 93 stores that were opened and 18 stores that were closed in first half of 2011.

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

Results of Operations for the three months ended June 30, 2011 and 2010

The following table summarizes our results of operations for the three months ended June 30, 2011 and 2010. The table and the discussion below should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended June 30,
	2011		2010
	(in U.S. Dollars, except for percentages)
Sales	$42,923,640	100.0%	$23,102,498	100.0%
Gross Profit	$10,356,747	24.1%	$4,507,983	19.5%
Operating Expense	$7,884,083	18.4%	$3,807,594	16.5%
Income From Operations	$2,472,664	5.8%	$700,389	3.0%
Other Income	$(181)	0.1%	$(274,312)	(1.2)%
Income tax expense	$213,976	0.5%	$173,928	0.8%
Net Income	$2,258,869	5.3%	$800,773	3.5%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended June 30, 2011 and 2010.

	2011	% of total sales	2010	% of total sal es	Growth in 2011 Compared with 2010
Wholesale business
The People’s Republic of China	$6,160,177	14.4%	$3,147,208	13.6%	95.7%
Germany	8,670,146	20.2	5,426,488	23.5	59.8
United States	5,543,305	12.9	2,506,942	10.9	121.1
United Kingdom	5,403,112	12.6	2,485,937	10.8	117.3
Japan	5,060,331	11.8	1,804,761	7.8	180.4
Europe-Other	2,826,082	6.6	2,902,031	12.6	(2.6)
Total wholesale business	33,663,153	78.4	18,273,367	79.1	84.2
Retail business	9,260,487	21.6	4,829,131	20.9	91.8
Total	$42,923,640	100.0%	$23,102,498	100.0%	85.8%

Sales for the three months ended June 30, 2011 were $42.9 million, an increase of 85.8% from the three months ended June 30,  2010. This increase was primarily attributable to increased sales in our retail business as well as our wholesale business.

Sales generated from our wholesale business contributed 78.4% or $33.7 million of our total sales for the three months ended June 30, 2011, an increase of 84.2% compared to $18.3 million in the three months ended June 30, 2010. This increase was primarily attributable to increased sales in Japan, the United States, the United Kingdom, the PRC and Germany. The increased sales in the wholesale segment was primarily due to that following factors:(i) the progressive adjustment of our wholesale client and product portfolio in 2009 and 2010 which resulted in an increase of orders in the wholesale segment; (ii) in response to the global economic uncertainty, in mid 2010 we adjusted our sales strategy to develop more wholesale customers in China. (iii) enlargement of our outsourcing base to Vietnam and Cambodia starting from the third quarter of 2010, which significantly increased our production capacity to process more orders;

Sales generated from our retail business contributed 21.6% or $9.3 million of our total sales for the three months ended June 30, 2011, an increase of 91.8% compared to 20.9% or $4.8 million in the three months ended June 30, 2010. This increase was primarily due to the increase in same store sales and new stores opened. We had 368 LA GO GO stores as of June 30, 2011, compared to 210 LA GO GO stores at June 30, 2010.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended June 30, 2011 and 2010.

	Three months ended June 30,				Growth (Decrease) in 2011 Compared with
	2011		2010		2010
	(in U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$33,663,153	100.0%	$18,273,367	100.0%	84.2%
Raw Materials	16,395,407	48.7	8,596,709	47.0	90.7
Labor	1,073,988	3.2	864,860	4.7	24.2
Outsourced Production Costs	9,543,021	28.3	6,121,624	33.5	55.9
Other and Overhead	66,428	0.2	144,785	0.8	(54.1)
Total Cost of Sales for Wholesale	27,078,844	80.4	15,727,977	86.1	72.2
Gross Profit for Wholesale	6,584,309	19.6	2,545,390	13.9	158.7
Net Sales for Retail	9,260,487	100.0	4,829,131	100.0	91.8
Production Costs	2,758,990	29.8	1,715,889	35.5	60.8
Rent	2,729,060	29.5	1,150,649	23.8	137.2
Total Cost of Sales for Retail	5,488,049	59.3	2,866,538	59.4	91.5
Gross Profit for Retail	3,772,438	40.7	1,962,593	40.6	92.2
Total Cost of Sales	32,566,893	75.9	18,594,515	80.5	75.1
Gross Profit	$10,356,747	24.1%	$4,507,983	19.5%	129.7%

Raw material costs for our wholesale business were 48.7% of our total wholesale business sales in the three months ended June 30, 2011, compared to 47.0% in the three months ended June 30, 2010.  The percentage increase was mainly due to increased raw materials prices.

Labor costs for our wholesale business were 3.2% of our total wholesale business sales in the three months ended June 30, 2011, compared to 4.7% in the three months ended June 30, 2010. The marginal decrease was mainly due to the fact that we outsourced most of the new orders in 2011.

Outsourced manufacturing costs for our wholesale business were 28.3% of our total wholesale business sales in the three months ended June 30, 2011, compared to 33.5% in the three months ended June 30, 2010. This decrease was primarily attributable to: (i) the outsourced manufacturing costs in the PRC decreased because we had available domestic capacity in the three months ended June 30, 2011, compared with limited production capacity in the three months ended June 30, 2010, and our Chinese suppliers were willing to lower their prices due to their excess production capacity(ii) outsourced orders of approximately $4.7 million to our related entities in Vietnam and Cambodia, which have lower labor costs compared to orders outsourced to Chinese factories.

Overhead and other expenses for our wholesale business accounted for 0.2% of our total wholesale business sales for the three months ended June 30, 2011, compared to 0.8% of total sales for the three months ended June 30, 2010. This decrease was mainly because we outsourced most of the new orders for the three months ended June 30, 2011.

For our wholesale business gross profit for the three months ended June 30, 2011 was $6.6 million, an increase of 158.7% compared to the three months ended June 30, 2010. As a percentage of wholesale sales, gross profit accounted for 19.6% of our total wholesale sales for the three months ended June 30, 2011, an increase of 5.7% compared to 13.9% for the three months ended June 30, 2010. The increase was mainly due to the lower outsourced manufacturing costs .

Production costs for our retail business were $2.8 million during the three months ended June 30, 2011 compared to $1.7 million during the three months ended June 30, 2010. As a percentage of retail sales, retail production costs accounted for 29.8% of our total  retail sales in the three months ended June 30, 2011, compared to 35.5% of total retail sales in the three months ended June 30, 2010. This decrease was primarily due to reduced retail prices in various promotions in exchange for increased sales volume during the three months ended June 30, 2010.      .

Rent costs for our retail business were $2.7 million for the three months ended June 30, 2011 compared to $1.2 million for the three months ended June 30, 2010. As a percentage of sales, rent costs accounted for 29.5% of our total retail sales for the three months ended June 30, 2011, compared to 23.8% of total retail sales for the three months ended June 30, 2010. Total rent costs increased as a result of the increase in the number of our stores. The increase in rent costs as a percentage of total retail sales was due to the increase in the number of new stores opened in the second quarter of 2011; there were 77 new stores opened in the three months ended June 30, 2011, compared to 26 new stores opened in the three months ended June 30, 2010.

Gross profit in our retail business for the three months ended June 30, 2011 was $3.8 million and gross margin was 40.7%. Gross profit in our retail business for the three months ended June 30, 2010 was $2.0 million and gross margin was 40.6%.

Total cost of sales for the three months ended June 30, 2011 was $32.6 million, compared to $18.6 million for the three months ended June 30, 2010, an increase of 75.1%. As a percentage of total sales, cost of sales decreased to 75.9% of total sales for the three months ended June 30, 2011, compared to 80.5% of total sales for the three months ended June 30, 2010. Consequently, gross margin increased to 24.1% for the three months ended June 30, 2011 from 19.5% for the three months ended June 30, 2010.

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

	Three Months Ended March 31,
	2011		2010		Increase
	(in U.S. Dollars, except for percentages)
Gross Profit	$10,356,747	24.1%	$4,507,983	19.5%	129.7%
Operating Expenses:
Selling Expenses	3,766,770	8.8%	2,059,712	8.9	82.9
General and Administrative Expenses	4,117,313	9.6%	1,747,882	7.6	135.6
Total	7,884,083	18.4%	3,807,594	16.5	107.1
Income from Operations	2,472,664	5.8%	700,389	3.0%	253.0%

Selling expenses increased 82.9% to $3.8 million for the three months ended June 30, 2011 from $2.1 million for the three months ended June 30, 2010. The increase was attributable to the increased number of retail employees and increased average salaries, as well as increased store decoration and marketing expenses associated with the promotion of the LA GO GO brand.

General and administrative expenses increased 135.6% to $4.1 million the three months ended June 30, 2011 from $1.7 million for the three months ended June 30, 2010. As a percentage of total sales, general and administrative expenses increased to 9.6% of total sales for the three months ended June 30, 2011, compared to 7.6% of total sales for the three months ended June 30, 2010. This increase was attributable to an increase in payroll for additional management and design and marketing staff as a result of our business expansion.

Income from Operations

Income from operations increased 253% to $2.5 million for the three months ended June 30, 2011 from $0.7 million for the three months ended June 30, 2010.  As a percentage of sales, income from operations accounted for 5.8% of our total sales  for the three months ended June 30, 2011, an increase of 2.8% compared to the three months ended June 30, 2010 as a result of decreasing outsourced manufacturing costs for our wholesale business.

Interest Expense

Interest expense was $0.3 million for the three months ended June 30, 2011, an increase of 127.6% compared to the same period in 2010. The increase was due to the increased bank loans as a result of our business expansion.

Change in fair value of derivative liability

Change in fair value of derivative liability resulted in a gain of $134,500 for the three months ended June 30, 2011, based on the Binomial Lattice model, and a loss of $13,317 for the three months ended June 30, 2010, based on the Black-Scholes option pricing model.

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

Income Tax Expenses

Income tax expense for the three months ended June 30, 2011 was $0.2 million, an increase of 23% compared to the same period of 2010. The increase was primarily due to increased profits of Goldenway, LA GO GO and Ever-Glory Apparel.

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

Net Income

Net income for the three months ended June 30, 2011 was $2.3 million, an increase of 182.1% compared to the same period in 2010. Our basic and diluted earnings per share were $0.15 and $0.05 for the three months ended June 30, 2011 and 2010, respectively. This increase was primarily due to the increase in our sales.

Results of Operations for the six months ended June 30, 2011 and 2010

The following table summarizes our results of operations for the six months ended June 30, 2011 and 2010. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Six Months Ended June 30,
	2011		2010
	(in U.S. Dollars, except for percentages)
Sales	$96,131,877	100.0%	$49,242,044	100.0%
Gross Profit	$19,468,759	20.3%	$9,937,005	20.2%
Operating Expense	$13,685,030	14.2%	$7,408,185	15.0%
Income From Operations	$5,783,729	6.0%	$2,528,820	5.1%
Other Expenses (Income)	$19,867	0.1%	$(311,109)	(0.6)%
Income tax expense	$892,997	0.9%	$404,780	0.8%
Net Income	$4,870,865	5.1%	$2,435,149	4.9%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the six months ended June 30, 2011 and 2010.

	2011	% of total sales	2010	% of total sales	Growth in 2011 compared with 2010
Wholesales business
The People’s Republic of China	$19,835,081	20.6	$3,895,498	7.9%	409.2%
Germany	17,410,721	18.1	11,199,952	22.7	55.5
United Kingdom	7,741,270	8.1	6,195,159	12.6	25.0
Europe-Other	7,618,743	7.9	7,205,350	14.6	5.7
Japan	11,012,419	11.5	4,581,618	9.3	140.4
United States	10,654,275	11.1	4,578,389	9.3	132.7
Total wholesale business	74,272,509	77.3	37,655,966	76.5	97.2
Retail business	21,859,368	22.7	11,586,078	23.5	88.7
Total	$96,131,877	100.0	$49,242,044	100.0%	95.2%

Sales for the six months ended June 30, 2011 were $96.1 million, an increase of 95.2% from the six months ended June 30,  2010. This increase was primarily attributable to increased sales in our retail business as well as our wholesale business.

Sales generated from our wholesale business contributed 77.3% or $74.3 million of our total sales for the six months ended June 30, 2011, an increase of 97.2% compared to $37.7 million in the six months ended June 30, 2010. This increase was primarily attributable to increased sales in the PRC, Japan, the United States, the United Kingdom and Germany. The increased wholesale sales were primarily due to: (i) the progressive adjustment of our wholesale client and product portfolio in years 2009 and 2010 which resulted in an increase of orders in the wholesale segment; (ii) in response to the global economic uncertainty, in mid 2010 we adjusted our sales strategy to develop more wholesale customers in China.  Due to the effective marketing campaign we had in the Chinese wholesale market in the second half of 2010, we continued to obtain significant orders from wholesale customers in China in the fourth quarter. These orders were principally processed and revenue was thus recognized in the first half of 2011.  As a result, wholesale sales in China increased $15.9 million or 409.2% for the six months ended June 30, 2011 compared with the six months ended June 30, 2010. (iii) Enlargement of our outsourcing base to Vietnam and Cambodia starting from the third quarter of 2010, which significantly increased our production capacity to process more orders;

Sales generated from our retail business contributed 22.7% or $21.9 million of our total sales for the six months ended June 30, 2011, an increase of 88.7% compared to 23.5% or $11.6 million in the six months ended June 30, 2010. This increase was primarily due to the increase in same store sales and new stores opened. We had 368 LA GO GO stores as of June 30, 2011, compared to 210 LA GO GO stores at June 30, 2010.

Costs and Expenses

 Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the six months ended June 30, 2011 and 2010.

	Six months ended June 30,				Growth (Decrease) in 2011 compared with
	2011		2010		2010
	(in U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$74,272,509	100.0%	$37,655,966	100.0%	97.2%
Raw Materials	36,725,638	49.4	17,946,254	47.7	104.6
Labor	1,920,498	2.6	1,599,853	4.2	20.0
Outsourced Production Costs	22,993,329	31.0	11,626,128	30.9	97.8
Other and Overhead	264,046	0.4	335,240	0.9	(21.2)
Total Cost of Sales for Wholesale	61,903,511	83.3	31,507,474	83.7	96.5
Gross Profit for Wholesale	12,368,998	16.7	6,148,492	16.3	101.2
Net Sales for Retail	21,859,368	100.0	11,586,078	100.0	88.7
Production Costs	7,085,308	32.4	3,722,190	32.1	90.4
Rent	7,674,300	35.1	4,075,375	35.2	88.3
Total Cost of Sales for Retail	14,759,607	67.5	7,797,565	67.3	89.3
Gross Profit for Retail	7,099,761	32.5	3,788,513	32.7	87.4
Total Cost of Sales	76,663,118	79.7	39,305,039	79.8	95.0
Gross Profit	$19,468,759	20.3%	$9,937,005	20.2%	95.9%

Raw material costs for our wholesale business were 49.4% of our total wholesale business sales in the six months ended June 30, 2011, compared to 47.7% in the six months ended June 30, 2010.  The increase was mainly due to increased raw materials prices.

Labor costs for our wholesale business were 2.6% of our total wholesale business sales in the six months ended June 30, 2011, compared to 4.2% in the six months ended June 30, 2010. The decrease was mainly due to our own factories’ limited production capacity and most of the new orders in 2011 were outsourced.

Outsourced manufacturing costs for our wholesale business were 31% of our total sales in the six months ended June 30, 2011, a slight increase of 0.1% compared to the six months ended June 30, 2010.

Overhead and other expenses for our wholesale business accounted for 0.4% of our total sales for the six months ended June 30, 2011, compared to 0.9% of total sales for the six months ended June 30, 2010. This decrease was mainly because we outsourced most of the increased orders for the six months ended June 30, 2011.

Gross profit in our wholesale business for the six months ended June 30, 2011 was $12.4 million, an increase of 101.2% compared to the six months ended June 30, 2010. As a percentage of wholesal sales, gross profit accounted for 16.7% of our total  wholesale sales for the six months ended June 30, 2011, an increase of 0.4% compared to 16.3% for the six months ended June 30, 2010.

Production costs for our retail business were $7.1 million during the six months ended June 30, 2011 versus $3.7 million during the six months ended June 30, 2010. As a percentage of total retail sales, Production costs for our retail business were 32.4% of our total retail sales during the six months ended June 30, 2011, a slight increased compared to 32.1% during the six months ended June 30, 2010.

Rent costs for our retail business were $7.7 million or 35.1% of our total retail sales during the six months ended June 30, 2011 versus $4.1 million or 35.2% during the six months ended June 30, 2010.

Gross profit in our retail business for the six months ended June 30, 2011 was $7.1 million and gross margin was 32.5%. Gross profit in our retail business for the six months ended June 30, 2010 was $3.8 million and gross margin was 32.7%.

Total cost of sales for the six months ended June 30, 2011 was $76.7 million, an increase of 95% compared to the six months ended June 30, 2010. As a percentage of total sales, our cost of sales decreased slightly to 79.7% for the six months ended June 30, 2011, compared to 79.8% for the six months ended June 30, 2010. Consequently, gross margin increased slightly to 20.3% for the six months ended June 30, 2011 from 20.2% for the six months ended June 30, 2010.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. For our wholesale business, purchases from our five largest suppliers represented approximately 18.3% and 20.6% of raw material purchases for the six months ended June 30, 2011 and 2010, respectively. No one supplier provided more than 10.0% of our raw material purchases for the six months ended June 30, 2011 and 2010. For our retail business, purchases from our five largest suppliers represented approximately 39.6% and 30.5% of raw material purchases for the six months ended June 30, 2011 and 2010. One supplier provided 16.1% of our total purchases for the six months ended June 30, 2011. No supplier provided more than 10% of our total purchases for the six months ended June 30, 2010. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

We also purchase finished goods from contract manufacturers. For our wholesale business, purchases from our five largest contract manufacturers represented approximately 38.3% and 39.6% of finished goods purchases for the six months ended June 30, 2011 and 2010, respectively. One contract manufacturer provided approximately 10.4% and 15.5% of our finished goods purchases for the six months ended June 30, 2011 and 2010. For our retail business, our five largest contract manufacturers represented approximately 31% and 32.2% of finished goods purchases for the six months ended June 30, 2011 and 2010, respectively. No manufacturer provided more than 10% of our finished goods purchases for the six months ended June 30, 2011. One contract manufacturer provided 12.1% of our finished goods purchases for the six months ended June 30, 2010. We have not experienced difficulty in obtaining finished products from our contract manufacturers and we believe we maintain good relationships with our contract manufacturers.

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

	Six months ended June 30,
	2011		2010		Increase (Decrease) %
	(in U.S. Dollars, exceptfor percentages)
Gross Profit	$19,468,759	20.3%	$9,937,005	20.2%	95.9%
Operating Expenses:
Selling Expenses	7,355,875	7.7	3,748,885	7.6	96.2%
General and Administrative Expenses	6,329,155	6.6	3,659,300	7.4	73.0%
Total	13,685,030	14.2	7,408,185	15.0	84.7%
Income from Operations	$5,783,729	6.0%	$2,528,820	5.1%	128.7%

Selling expenses were $7.4 million in the six months ended June 30, 2011, an increase of 96.2% or $3.6 million compared to the six months ended June 30, 2010. The increase was attributable to an increase in salaries and the number of retail staff, as well as increased decoration and marketing expenses associated with the promotion of LA GO GO.

General and administrative expenses were $6.3 million in the six months ended June 30, 2011, an increase of 73% compared to the six months ended June 30, 2010. As a percentage of total sales, general and administrative expenses decreased to 6.6% of total sales for the six months ended June 30, 2011, compared to 7.4% of total sales for the six months ended June 30, 2010. The decrease was due to our increased sales.

Income from Operations

Income from operations increased 128.7% to $5.8 million for the six months ended June 30, 2011 from $2.5 million for the six months ended June 30, 2010. This increase was due to our increased sales in wholesale business.

Income from operations for our retail business was $0.6 million in the six months ended June 30, 2011 compared to $0.5 million in the six months ended June 30, 2010. As a percentage of total retail sales, income from operations decreased to 2.5% of total retail sales for the six months ended June 30, 2011, compared to 4.6% of total retail sales for the six months ended June 30, 2010. The decrease was due to increased average salaries and the increased number of employees in the retail segment that resulted from expansion of LA GO GO, as well as increased store decoration and marketing expenses associated with the promotion of LA GO GO. There were 93 new stores opened in the six months ended June 30, 2011, compared to 40 new stores opened in the six months ended June 30, 2010.

Income from operations for our wholesale business was $5.2 million in the six months ended June 30, 2011 compared to $2.3 million in the six months ended June 30, 2010. As a percentage of total wholesale sales, income from operations increased to 7.0% of total wholesale sales for the six months ended June 30, 2011, compared to 6.1% of total wholesale sales for the six months ended June 30, 2010. The increase was due to the decreased cost of sales for our wholesale business as well as the overall increase in wholesale sales.

Interest Expense

Interest expense was $0.5 million for the six months ended June 30, 2011, an increase of 123.9% compared to the same period in 2010. The increase was due to increased bank loans as a result of our business expansion.

Change in fair value of derivative liability

Change in fair value of derivative liability resulted in a gain of $330,300 for the six months ended June 30, 2011, based on the Binomial Lattice model, and a gain of $71,202 for the six months ended June 30, 2010, based on the Black-Scholes option pricing model.

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

Income Tax Expenses

Income tax expense for the six months ended June 30, 2011 was $0.9 million, an increase of 120.6% compared to the same period of 2010. The increase was primarily due to increased profits of Goldenway, LA GO GO and Ever-Glory Apparel.

Net Income

Net income for the six months ended June 30, 2011 was $4.9 million, an increase of 100% compared to the same period in 2010. Our diluted earnings per share were $0.33 and $0.16 for the six months ended June 30, 2011 and 2010, respectively. This increase was primarily due to the increase in our sales.

Summary of Cash Flows

Net cash provided by operating activities was $6.9 million for the six months ended June 30, 2011, compared with $7.4 million during the the six months ended June 30, 2010. The decrease was mainly due to decreased accounts payable for suppliers and increased amounts due from related parties.

Net cash used in investing activities was $1.5 million for the six months ended June 30, 2011, compared with $0.7 million during the the six months ended June 30, 2010. The increase was mainly due to increased equipment purchases.

Net cash provided by financing activities was $1.4 million for the six months ended June 30, 2011, compared with net cash used in financing activities of $5.5 million during the six months ended June 30, 2010. During the six months ended June 30, 2011, we repaid $26.2 million of bank loans and received bank loan proceeds of $28.6 million.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of $10.7 million, other current assets of $76.7 million and current liabilities of $57.7 million. We presently finance our operations primarily from cash flows from operations and bank loans and we anticipate that these will continue to be our primary sources of funds to finance our short-term cash needs.

Bank Loans

On August 2, 2010, Goldenway entered into a two-year revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.58 million (RMB50 million). As of June 30, 2011, under this agreement, the Company had borrowed approximately $6.19 million (RMB40 million) with annual interest rates ranging from 6.44% to 6.73%, and due on various dates from August to December 2011.  These borrowings are guaranteed by Jiangsu Ever-Glory, an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These borrowings are also collateralized by the Company’s property and equipment.

On March 11, 2010, Ever-Glory Apparel entered into a one-year line of credit agreement for approximately $7.5 million (RMB50 million) with Nanjing Bank. On April 7, 2011, the agreement was extended until April 6, 2012. As of June 30, 2011, $1.69 million of bank loans were outstanding under this agreement, with an annual interest rate of 4.2%, were collateralized by approximately $1.87 million of accounts receivable from wholesale customers, and are to be repaid upon receipt of payments from customers. These loans are due on various dates through September 2011. In addition, $0.93 million of bank loans outstanding under this agreement with an interest rate of 5.88% per annum and paid in full in July 2011, were guaranteed by Jiangsu Ever-Glory and Goldenway. Approximately $4.88 million was unused and available.

As of June 30, 2011, LA GO GO had borrowed $1.55 million (RMB 10.0 million) from Nanjing Bank with an annual interest rate of 6.31% and due on various dates from April to June 2012. This loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang .

As of June 30, 2011, Ever-Glory Apparel had borrowed $0.67 million (RMB4.3 million) from the Industry and Commercial Bank of China with annual interest rates ranging from 5.55% to 5.85%. The loans are due on various dates from September to October 2011 and are guaranteed by Jiangsu Ever-Glory.

As of June 30, 2011, Ever-Glory Apparel had borrowed $1.55 million from the Bank of Communications with an annual interest rate of 5.78%, and due on June 2012. The loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang. In addition, Ever-Glory Apparel had borrowed $0.42 million from the Bank of Communications which is guaranteed by Jiangsu Ever-Glory and Mr. Kang, and collateralized by approximately $0.52 million of accounts receivable from wholesale customers. The loan bears interest at a rate of 3.29% per annum and is due in October 2011.

As of June 30, 2011, Ever-Glory Apparel had borrowed $1.10 million from the Bank of China with an annual interest rate of 3.2%. The loan was guaranteed by Jiangsu Ever-Glory and Mr. Kang, and collateralized by approximately $1.2 million of accounts receivable from wholesale customers, and was paid in full in July 2011.

As of June 30, 2011, Ever-Glory Apparel had borrowed $0.38 million from the Bank of Everbright with an annual interest rate of 5.21%. The loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang, and collateralized by approximately $0.47 million of accounts receivable from wholesale customers. The loan is due in August 2011.

As of June 30, 2011, Ever-Glory Apparel had borrowed $0.32 million from Shanghai Pudong Development Bank with an annual interest rate of 3.9%. The loan is guaranteed by Goldenway, and collateralized by approximately $0.36 million of accounts receivable from wholesale customers. This loan is due in August 2011.

On January 4, 2011, Goldenway finalized a new one-year line of credit agreement for approximately $6.2 million (RMB40 million) with Shanghai Pudong Development Bank. As of June 30, 2011, $6.2 million (RMB40 million) of bank loans, outstanding under this agreement, with an annual interest rate of 5.56%, are collateralized by certain properties and land use rights of Goldenway. These loans are due in December 2011.

On July 29, 2011, Ever-Glory Apparel and Perfect Dream collectively finalized a new line of credit agreement for $7.0 million with Nanjing Branch of HSBC (China) Company Limited. This agreement is guaranteed by the Company and Mr. Kang. As of August 5, 2011, we have not used any credit under this agreement.

All bank loans are used to fund our daily operations.

Loans from related party

As of June 30, 2010 the Company owed $1.0 million to Blue Power Holdings Limited, a company controlled by the Company’s Chief Executive Officer. Interest was charged at 6% per annum on the amounts due. The loans were paid in full in April 2011.

Capital Commitments

We have a continuing program for the purpose of improving our manufacturing facilities and extending our LA GO GO stores. We anticipate that cash flows from operations and borrowings from banks will be used to pay for these capital commitments.

Uses of Liquidity

Our cash requirements for the next twelve months will be primarily to fund daily operations and the growth of our business, some of this being used to fund New Stores.

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

As of June 30, 2011, we had access to $21.3 million in lines of credit, of which $6.3 million was unused and is currently available. These credit facilities do not include any covenants.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in United States (U.S.) dollars. During 2003 and 2004 the exchange rate of RMB to the U.S. dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the U.S. dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of June 30, 2011, the foreign exchange rate had increased to 6.47 RMB to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future, and we will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel and LA GO GO (whose functional currency is the RMB) are translated into U.S. dollars using the current rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expense items are translated at the average exchange rate for the period. All exchange differences are recorded within equity. The foreign currency translation  gain (loss) for the three and six months ended June 30, 2011 and 2010 was $479,660, $716,495,$138,315 and $172,448, respectively.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and bank loans. We consider investments in highly-liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

Interest Rates: Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. On June 30, 2011, we had $10.7 million in cash and cash equivalents. A hypothetical 5% increase or decrease in either short term or long term interest rates would not have any material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates: We pay our suppliers and employees in Chinese RMB, however, most of our wholesales customers are located in the U.S., Japan and Europe and we generate sales from them in U.S. Dollars, Euros and British Pounds. Accordingly, our business has substantial exposure to changes in exchange rates between and among the Chinese RMB, the U.S. Dollar, the Euro and the British Pound. In the last decade, the RMB has been pegged at 8.26 RMB to one U.S. Dollar. On July 21, 2005 it was revalued to 8.09 per U.S. Dollar. Following the removal of the peg to the U.S. Dollar and pressure from the United States, the People’s Bank of China also announced that the RMB would be pegged to a basket of foreign currencies, rather than being strictly tied to the U.S. Dollar, and would be allowed to float trade within a narrow 0.3% daily band against this basket of currencies. The PRC government has stated that the basket is dominated by the U.S. Dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British Pound, Thai Baht, Russian Ruble, Australian Dollar, Canadian Dollar and Singapore Dollar. There can be no assurance that the relationship between the RMB and these currencies will remain stable over time, especially in light of the significant political pressure on the Chinese government to permit the free flotation of the RMB, which could result in greater and more frequent fluctuations in the exchange rate between the RMB, the U.S. Dollar and the Euro. On June 30, 2011, the exchange rate between the RMB and U.S. Dollar was 6.47 RMB to one U.S. Dollar. For additional discussion regarding our foreign currency risk, see the section titled Risk Factors in the Annual Report on Form 10-K for fiscal year ended on December 31, 2010. Fluctuation in the value of Chinese RMB relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.

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

Evaluation of Disclosure Controls and Procedures. As of June 30, 2011, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of June 30, 2011. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9 of our annual report for the fiscal year ended December 31, 2010. As of June 30, 2011, we had not completed the remediation of these material weaknesses.

Limitations on the Effectiveness of Disclosure Controls.  Readers are cautioned that our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.  An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, except as disclosed above

PART II.  OTHER INFORMATION

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

On August 3, 2011, the Company issued 5,379 shares of common stock to the Company’s three independent directors as compensation for their services in the first half of 2011. The shares were valued at $1.84 per share, which was the average market price of the common stock for the five days before the grant date.

The above transactions were not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof and/or Rule 506 of Regulation D promulgated thereunder as transactions by the Company not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (Removed and Reserved).

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	XBRL Instance Document
101.xsd*	XBRL Taxonomy Extension Schema Document
101.cal*	XBRL Taxonomy Calculation Linkbase Document
101.def*	XBRL Taxonomy Definition Linkbase Document
101.lab*	XBRL Taxonomy Label Linkbase Document
101.pre*	XBRL Taxonomy Presentation Linkbase Document
*Furnished. Not filed. Not incorporated by reference. Not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 10, 2011	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jiansong Wang
Jiansong Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)