Form 10-Q
period 2011-09-30
Ever-Glory International Group, Inc.
filed 2011-11-10
CIK 943184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes  ☐   No ☒

As of November 10, 2011, 14,760,873 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

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

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

ASSETS
	September 30,	December 31,
	2011	2010
	(UNAUDITED)
CURRENT ASSETS
Cash and cash equivalents	$8,181,943	$3,691,653
Accounts receivable	37,419,715	36,334,684
Inventories	35,736,513	26,210,714
Value added tax receivable	4,785,574	1,755,697
Other receivables and prepaid expenses	900,272	1,000,775
Advances on inventory purchases	2,143,105	2,150,345
Amounts due from related parties	17,327,631	10,102,559
Total Current Assets	106,494,753	81,246,427

LAND USE RIGHT, NET	2,846,759	2,815,760
PROPERTY AND EQUIPMENT, NET	13,029,200	12,580,757
TOTAL ASSETS	$122,370,712	$96,642,944

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Bank loans	$30,149,186	$18,139,781
Loans from related party	-	999,811
Accounts payable	33,537,886	29,938,541
Amounts due to related parties	1,642,828	1,463,120
Other payables and accrued liabilities	5,045,481	3,507,196
Value added and other taxes payable	1,314,623	1,221,441
Income tax payable	641,043	308,807
Deferred tax liabilities	1,806,367	1,127,753
Total Current Liabilities	74,137,414	56,706,450

LONG-TERM LIABILITIES
Derivative liability	261,000	606,800
Total Long-term Liabilities	261,000	606,800
TOTAL LIABILITIES	74,398,414	57,313,250

COMMITMENTS AND CONTINGENCIES

EQUITY
Stockholders' equity:
Preferred stock ($.001 par value, authorized 5,000,000 shares,
no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares,
14,760,873 and 14,750,783 shares issued and outstanding
as of September 30, 2011 and December 31, 2010, respectively)	14,761	14,751
Additional paid-in capital	3,532,369	3,512,380
Retained earnings	33,993,520	26,419,672
Statutory reserve	4,222,098	4,222,098
Accumulated other comprehensive income	6,209,550	5,160,793
Total Stockholders' Equity	47,972,298	39,329,694

TOTAL LIABILITIES AND EQUITY	$122,370,712	$96,642,944

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

NET SALES	$53,673,933	$31,935,974	$149,805,810	$81,178,018

COST OF SALES	42,478,209	25,583,832	119,141,327	64,888,871

GROSS PROFIT	11,195,724	6,352,142	30,664,483	16,289,147

OPERATING EXPENSES
Selling expenses	4,257,401	2,283,606	11,613,276	6,032,491
General and administrative expenses	3,443,713	2,501,565	9,772,868	6,160,865
Total Operating Expenses	7,701,114	4,785,171	21,386,144	12,193,356

INCOME FROM OPERATIONS	3,494,610	1,566,971	9,278,339	4,095,791

OTHER INCOME (EXPENSES)
Interest income	214,814	11,802	361,688	105,549
Interest expense	(411,206)	(93,470)	(932,381)	(326,290)
Change in fair value of derivative liability	15,500	621,600	345,800	692,800
Other income	36,058	4,076	60,192	36,870
Gain on sale of investment	-	-	-	346,188
Total Other Income (Expenses)	(144,834)	544,008	(164,701)	855,117

INCOME BEFORE INCOME TAX EXPENSE	3,349,776	2,110,979	9,113,638	4,950,908

INCOME TAX EXPENSE	(646,793)	(284,914)	(1,539,790)	(689,694)

NET INCOME	2,702,983	1,826,065	7,573,848	4,261,214

LESS: NET INCOME ATTRIBUTABLE TO THE NON CONTROLLING INTEREST	-	-	-	(58,701)

NET INCOME ATTRIBUTABLE TO THE COMPANY	$2,702,983	$1,826,065	$7,573,848	$4,202,513

NET INCOME	$2,702,983	$1,826,065	$7,573,848	$4,261,214

Foreign currency translation gain	332,262	575,350	1,048,757	747,798
COMPREHENSIVE INCOME	3,035,245	2,401,415	8,622,605	5,009,012

COMPREHENSIVE INCOME ATTRIBUTABLE TO
THE NONCONTROLLING INTEREST	-	-	-	(58,721)

COMPREHENSIVE INCOME ATTRIBUTABLE TO
THE COMPANY	$3,035,245	2,401,415	8,622,605	$4,950,291

EARNINGS PER SHARE
Attributable to the Company's common stockholders
Basic	$0.18	0.12	0.51	$0.29
Diluted	$0.18	0.12	0.51	$0.29
Weighted average number of shares outstanding
Basic	14,758,944	14,750,294	14,756,122	14,734,919
Diluted	14,758,944	14,750,294	14,756,122	14,734,919

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,573,848	$4,261,214
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation and amortization	2,681,508	1,681,311
Change in fair value of derivative liability	(345,800)	(692,800)
Deferred income tax	678,614	536,604
Interest on loans from related party	909	61,360
Stock issued for services	-	71,699
Stock-based compensation	19,989	26,280
Gain on sale of investment	-	(347,156)
Changes in operating assets and liabilities:
Accounts receivable	(239,497)	(5,019,188)
Inventories	(8,669,126)	(5,456,037)
Value added tax receivable	(2,930,136)	(2,947,740)
Other receivables and prepaid expenses	128,107	(247,655)
Advances on inventory purchases	66,428	(1,293,110)
Amounts due from related parties	(6,763,734)	-
Accounts payable	2,673,708	3,790,613
Accounts payable and other payables- related parties	102,046	(15,327)
Other payables and accrued liabilities	1,416,623	319,180
Value added and other taxes payable	56,039	470,216
Income tax payable	317,904	71,602
Net cash used in operating activities	(3,232,570)	(4,728,934)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(2,708,530)	(887,416)
Proceeds from sale of property and equipment	-	29,109
Net cash used in investing activities	(2,708,530)	(858,307)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	46,477,661	18,415,439
Repayment of bank loans	(35,238,760)	(12,822,795)
Repayment of loans from related party	(1,000,720)	(650,030)
Net cash provided by financing activities	10,238,181	4,942,614

EFFECT OF EXCHANGE RATE CHANGES ON CASH	193,209	72,181

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,490,290	(572,446)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,691,653	3,555,745

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,181,943	$2,983,299

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$931,401	$264,928
Income taxes	$570,055	$93,626

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Other receivable arising on sale of investment	$-	$1,813,088
Other payable for acquisition of noncontrolling interest	$-	$909,078

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011（UNAUDITED）

NOTE 1	BASIS OF PRESENTATION

Ever-Glory International Group, Inc., a Florida corporation (the “Company”), together with its subsidiaries, is an apparel manufacturer, supplier and retailer in China, with a wholesale segment and a retail segment. The Company’s wholesale business consists of recognized brands for department and specialty stores located in China, Europe, Japan and the United States. The Company’s retail business consists of flagship stores and store-in-stores for the Company’s own-brand products. The Company’s wholesale operations are provided primarily through the Company’s wholly-owned PRC subsidiaries, Goldenway Nanjing Garments Co. Ltd. (“Goldenway”), Nanjing Catch-Luck Garments Co. Ltd. (“Catch-Luck”), Nanjing New-Tailun Garments Co. Ltd (“New-Tailun”) and Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”), and the Company’s wholly-owned Samoa subsidiary, Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”).  The Company’s retail operations are provided through its wholly- owned subsidiary, Shanghai LA GO GO Fashion Company Limited (“LA GO GO”).

The accompanying unaudited condensed consolidated financial statements of Ever-Glory International Group, Inc. and its subsidiaries contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of September 30, 2011, the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. Wholesale revenues are generally higher in the third and fourth fiscal quarters, while retail revenues are generally higher in the first and fourth fiscal quarters. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

As of September 30, 2011, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions that management considers to be of a high quality.

As of September 30, 2011 and December 31, 2010, the Company has a derivative liability subject to recurring  fair value measurements (Level 3), with the change in fair value recognized in earnings (see Note 5).

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

NOTE 3	INVENTORIES

Inventories at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
Raw materials	$8,542,109	$3,249,263
Work-in-progress	12,616,657	12,441,619
Finished goods	14,864,941	10,798,753
	36,023,707	26,489,635
Less: allowance for obsolete inventories	(287,194)	(278,921)
Total inventories	$35,736,513	$26,210,714

NOTE 4	BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short term bank loans consisted of the following at September 30, 2011 and December 31, 2010:

Bank	September 30, 2011	December 31, 2010
Nanjing Bank	$12,449,815	$9,930,511
Shanghai Pudong Development Bank	6,969,026	6,068,000
Industry and Commercial Bank of China	6,529,160	606,800
Bank of Communications	4,201,185	683,700
Bank of Everbright	-	577,710
Bank of Shanghai	-	273,060
	$30,149,186	$18,139,781

On August 2, 2010, Goldenway entered into a two-year revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.81 million (RMB50 million). As of September 30, 2011, under this agreement, the Company had borrowed approximately $7.81 million (RMB50 million) with annual interest rates ranging from 6.72% to 8.07%, and due on various dates from November 2011 to February 2012.  These borrowings are guaranteed by Jiangsu Ever-Glory, an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These borrowings are also collateralized by the Company’s property and equipment.

On March 11, 2010, Ever-Glory Apparel entered into a one-year line of credit agreement for approximately $7.81 million (RMB50 million) with Nanjing Bank. On April 7, 2011, the agreement was extended until April 6, 2012. As of September 30, 2011, $3.08 million of bank loans were outstanding under this agreement, with annual interest rates ranging from 5.0% to 5.33%, and due on various dates from October 2011 to December 2011, were collateralized by approximately $4.1 million of accounts receivable from wholesale customers, and are to be repaid upon receipt of payments from customers. Approximately $4.73 million was unused and available. Approximately $1.7 million was repaid in October 2011.

As of September 30, 2011, LA GO GO had borrowed $1.56 million (RMB 10.0 million) from Nanjing Bank with an annual interest rate of 6.31% and due on various dates from April 2012 to June 2012. This loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang .

As of September 30, 2011, Ever-Glory Apparel had borrowed $0.72 million from Shanghai Pudong Development Bank with an annual interest rate of 7.02%. The loan is guaranteed by Goldenway, and collateralized by approximately $0.96 million of accounts receivable from wholesale customers. This loan is due in November 2011.

On January 4, 2011, Goldenway finalized a new one-year line of credit agreement for approximately $6.25 million (RMB40 million) with Shanghai Pudong Development Bank. As of September 30, 2011, Goldenway had borrowed $6.25 million (RMB40 million) under this agreement, with an annual interest rate of 5.56%. These loans are collateralized by certain properties and land use rights of Goldenway. These loans are due in December 2011.

As of September 30, 2011, Ever-Glory Apparel had borrowed $6.53 million (RMB41.8 million) from the Industry and Commercial Bank of China with annual interest rates ranging from 5.08% to 5.55%. The loans are due on various dates from October 2011 to February 2012 and are guaranteed by Jiangsu Ever-Glory. Approximately $0.3 million was repaid in October 2011.

As of September 30, 2011, Ever-Glory Apparel had borrowed $1.56 million from the Bank of Communications with an annual interest rate of 5.78%, and due in June 2012. The loan is guaranteed by Jiangsu Ever-Glory and the Company's chairnan and CEO Mr. Kang. In addition, Ever-Glory Apparel had borrowed $2.64 million from the Bank of Communications with annual interest rates ranging from 3.29% to 5.21%, due on various dates from October 2011 to December 2011, guaranteed by Jiangsu Ever-Glory and Mr. Kang, and collateralized by approximately $3.52 million of accounts receivable from wholesale customers. Approximately $0.9 million was repaid in October 2011.

As of June 30, 2011, Ever-Glory Apparel had borrowed $0.38 million from the Bank of Everbright with an annual interest rate of 5.21%. The loan was guaranteed by Jiangsu Ever-Glory and Mr. Kang, and collateralized by approximately $0.47 million of accounts receivable from wholesale customers. The loan was repaid in full in August 2011.

On July 29, 2011, Ever-Glory Apparel and Perfect Dream collectively entered into a one-year secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $7.0 million with the Nanjing Branch of HSBC (China) Company Limited. This agreement is guaranteed by the Company and Mr. Kang. As of September 30, 2011, the Company has not used any of the facilities under this agreement.

Total interest expense on bank loans amounted to $411,206 and $93,470 for the three months ended September 30, 2011 and 2010; and $932,381 and $326,290 for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 5	DERIVATIVE WARRANT LIABILITY

The Company has warrants outstanding that require liability classification because of certain provisions that may result in an adjustment to their exercise price. The liability has been adjusted to fair value. The adjustments decreased the liability (and increased other income) by $15,500 and $621,600 for the three months ended September 30, 2011 and 2010; and $345,800 and $692,800 for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 6	INCOME TAX

Pre-tax income for the three and nine months ended September 30, 2011 and 2010 was taxable in the following jurisdictions.

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
PRC	$2,628,998	$1,019,792	$6,320,088	$3,015,835
Others	720,778	1,091,187	2,793,550	1,935,073
	$3,349,776	$2,110,979	$9,113,638	$4,950,908

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

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three and nine months ended September 30, 2011 and 2010, respectively:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
PRC statutory rate	25.0%	25.0%	25.0%	25.0%
Non-taxable items	(0.2)	(10.0)	(1.3)	(4.8)
Effect of foreign income tax rates	(5.3)	(5.6)	(6.7)	(6.8)
Income tax exemption	-	(0.1)	-	(0.5)
Other	(0.2)	4.2	(0.1)	1.0
Effective income tax rate	19.3%	13.5%	16.9%	13.9%

Income tax expense for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Current	$(117,529)	$17,038	$861,176	$153,090
Deferred	764,322	267,876	678,614	536,604
Income tax expense	$646,793	$284,914	$1,539,790	$689,694

NOTE 7	EARNINGS PER SHARE

Earnings per share is calculated as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income attributable to the Company	$2,702,983	$1,826,065	$7,573,848	$4,202,513
Weighted average number of common shares-Basic	14,758,944	14,750,294	14,756,122	14,734,919
	-	-	-	-
Weighted average number of common shares -Diluted	14,758,944	14,750,294	14,756,122	14,734,919

Earnings per share-basic	$0.18	$0.12	$0.51	$0.29
Earnings per share-diluted	$0.18	$0.12	$0.51	$0.29

For the three and nine months ended September 30, 2011 and 2010, the Company excluded 840,454, 840,454, 913,182 and 913,182 warrants outstanding from diluted earnings per share, respectively, because the exercise price of $3.20 exceeded the average trading price of $1.86, $2.00, $2.57 and $3.06 respectively, making these warrants anti-dilutive.

NOTE 8	STOCKHOLDERS’ EQUITY

On February 1, 2011, the Company issued an aggregate of 4,711 shares of it's common stock to the Company’s three independent directors as compensation for their services in the third and fourth quarters of 2010. The shares were valued at $2.14 per share, which was the average market price of the common stock for the five days before the grant date.

On August 3, 2011, the Company issued an aggregate of 5,379 shares of it's common stock to the Company’s three independent directors as compensation for their services in the first half of 2011. The shares were valued at $1.84 per share, which was the average market price of the common stock for the five days before the grant date.

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

Other income from Related Parties

Included in other income for the three and nine months ended September 30, 2011 is rent revenue from entities controlled by Mr. Kang under operating lease agreements with various terms though 2015 as follows. There were no such agreements in 2010.

	Three months ended	Nine months ended
	September 30, 2011	September 30, 2011
EsCeLav	$2,882	$8,608
Nanjing Eight-One-Five Hi-tech (M&E) Co.,Ltd.	3,843	11,478
Jiangsu Heng-rui	5,418	16,183
Total	$12,143	$36,269

Purchases from, and Sub-contracts with Related Parties

In connection with the Company’s tax planning strategies relating to VAT, raw materials are sourced by the Company in the PRC and shipped to related party contract manufacturers in Vietnam and Cambodia. The raw materials were originally purchased by the Company, and, through a series of transactions, were sold at cost to, and repurchased at cost from, Jiangsu Ever-Glory. These transactions amounted to approximately $1.2 million (RMB7.5 million) and $2.6 million (RMB17.5 million) during the nine months ended September 30, 2011 and 2010, respectively, and have been netted against each other for financial reporting purposes. There were no such transactions during the three months ended September 30, 2011. The transactions amounted to approximately $1.0 million  (RMB 6.9million) during the three months ended September 30, 2010.

The Company purchased raw materials of $1,297,375 and $805,227 during the three months ended September 30, 2011 and 2010; and $2,356,466 and $1,706,072 during the nine months ended September 30, 2011 and 2010, respectively, from Nanjing Knitting.

In addition, the Company sub-contracted certain manufacturing work to related parties totaling $2,553,005 and $1,119,336 for the three months ended September 30, 2011 and 2010; and $6,551,750 and $2,860,237 for the nine months ended September 30, 2011 and 2010, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Nanjing Knitting	$-	$46,376	$35,565	$94,176
Nanjing Ever-Kyowa	127,328	290,694	662,941	802,880
Ever-Glory Vietnam	1,504,916	509,821	3,897,349	1,231,329
Ever-Glory Cambodia	915,419	99,761	1,938,674	464,490
EsC'Lav	-	-	11,879	-
Jiangsu Ever-Glory	5,342	172,684	5,342	267,362
	$2,553,005	$1,119,336	$6,551,750	$2,860,237

Accounts Payable – Related Parties

The Company purchases raw materials from and subcontracts some of its production to related parties. Accounts payable to related parties at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Nanjing Knitting	$260,046	$713,581
Nanjing Ever-Kyowa	497,734	369,837
Ever-Glory Vietnam	804,996	365,569
Ever-Glory Cambodia	80,052	14,133
Total	$1,642,828	$1,463,120

Amounts Due From Related Party

The amounts due from related parties at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
EsC'eLav	$20,501	$-
Nanjing Eight-One-Five Hi-tech (M&E) Co.,Ltd.	62,757	-
Jiangsu Ever-Glory	17,244,373	10,102,559
Total	$17,327,631	$10,102,559

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. Because of restrictions on its ability to directly import and export products, the Company utilizes Jiangsu Ever-Glory as its agent to assist the Company with its import and export transactions and its international transportation projects. Import transactions primarily consist of purchases of raw materials and accessories designated by the Company’s customers for use in garment manufacture. Export transactions consist of the Company’s sales to foreign markets such as Japan, Europe and the United States. As the Company’s agent, Jiangsu Ever-Glory’s responsibilities include managing customs, inspection, transportation, insurance and collections on behalf of the Company. Jiangsu Ever-Glory also manages transactions denominated in currencies other than the Chinese RMB at rates of exchange agreed between the Company and Jiangsu Ever-Glory and based upon rates of exchange quoted by the People’s Bank of China. In return for these services, Jiangsu Ever-Glory charged the Company a fee of approximately 3% of export sales manufactured in China and 1% of export sales manufactured overseas. For import transactions, the Company may make advance payments, through Jiangsu Ever-Glory, for the raw material purchases, or Jiangsu Ever-Glory may make advance payments on the Company’s behalf. For export transactions, accounts receivable for export sales are remitted by the Company’s customers through Jiangsu Ever-Glory, who forwards the payments to the Company. The Company and Jiangsu Ever-Glory have agreed that balances from import and export transactions may be offset. Amounts due to (from) Jiangsu Ever-Glory are typically settled within 60-90 days. Interest of 0.5% is charged on net amounts due at each month end. Interest income/(expense) amounted to $208,199 and ($3,177) for the three months ended September 30, 2011 and 2010; and $347,694 and $49,171 for the nine months ended September 30, 2011 and 2010, respectively. Following is a summary of import and export transactions for the nine months ended September 30, 2011:

	Accounts Receivable	Accounts Payable	Net
As of January 1, 2011	$16,497,257	$6,394,698	$10,102,559
Sales	14,950,807	5,788,975
Payments Received	(11,459,794)	(9,439,776)
As of September 30, 2011	$19,988,270	$2,743,897	$17,244,373

Approximately 49.5% of the receivable balance at September 30, 2011 was settled by November 4, 2011.

NOTE 10	CONCENTRATIONS AND RISKS

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Based on management’s assessment of the amount of probable credit losses, if any, in existing accounts receivable, management has concluded that no allowance for doubtful accounts is necessary at September 30, 2011 and December 31, 2010. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability.

For the nine-month period ended September 30, 2011, the Company had two wholesale customers that represented approximately 20% and 14% of the Company’s revenues. For the three-month period ended September 30, 2011, the Company had three wholesale customers that represented approximately 11%, 11% and 13% of the Company’s revenues, respectively. For the three and nine months ended September 30, 2010, the Company had one wholesale customer that represented approximately 19% and 25% of the Company’s revenues, respectively.

For the Company’s wholesale business during the three and nine months ended September 30, 2011 and 2010, no supplier represented more than 10% of the total raw materials purchased.

For the Company’s retail business, the Company had one supplier that represented approximately 12% of raw materials purchases during the nine months ended September 30, 2011, and no one supplier supplied more than 10% of raw materials purchases during the three months ended September 30, 2011, or the three and nine months ended September 30, 2010.

For the wholesale business, during the nine months ended September 30, 2011 and 2010, the Company relied on one manufacturer for 12% and 16% of purchased finished goods, respectively. During the three months ended September 30, 2011, the Company relied on two manufacturers for 15% and 11% of purchased finished goods, respectively. During the three months ended September 30, 2010, the Company relied on one manufacturer for 15% of purchased finished goods.

For the retail business, during the three and nine months ended September 30, 2011, no supplier represented more than 10% of the total purchased finished goods. During the nine months ended September 30, 2010, the Company relied on one manufacturer for 10.5% of purchased finished goods. During the three months ended September 30, 2010, the Company did not rely on any one manufacturer for more than 10% of purchased finished goods.

The Company’s revenues for the three and nine months ended September 30, 2011 and 2010 were earned in the following geographic areas:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
The People’s Republic of China	$25,687,552	$9,393,627	$67,382,001	$24,875,204
Germany	5,480,075	4,931,175	22,890,796	16,131,127
United Kingdom	6,785,148	3,387,371	14,526,418	9,582,530
Europe-Other	3,922,109	6,435,129	11,540,852	13,640,478
Japan	3,655,819	3,531,122	14,668,238	8,112,740
United States	8,143,230	4,257,550	18,797,505	8,835,939
Total	$53,673,933	$31,935,974	$149,805,810	$81,178,018

NOTE 11	SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)  Wholesale segment

(b)  Retail segment

The Company also provides general corporate services to its segments and these costs are reported as "corporate and others."

	Wholesale segment	Retail segment	Corporate and others	Total
Nine months ended September 30, 2011
Segment profit or loss:
Net revenue	$116,314,759	$33,491,051	$-	$149,805,810
Income from operations	$8,976,828	$301,511	$-	$9,278,339
Interest income	$356,640	$5,048	$-	$361,688
Interest expense	$884,839	$46,354	$1,188	$932,381
Depreciation and amortization	$742,916	$1,938,592	$-	$2,681,508
Income tax expense	$1,472,270	$67,520	$-	$1,539,790

Nine months ended September 30, 2010
Segment profit or loss:
Net revenue	$63,262,764	$17,915,254	$-	$81,178,018
Income (loss) from operations	$3,463,709	$1,053,257	$(421,175)	$4,095,791
Interest income	$104,089	$1,460	$-	$105,549
Interest expense	$255,420	$9,508	$61,362	$326,290
Depreciation and amortization	$735,536	$945,775	$-	$1,681,311
Income tax expense	$424,347	$265,347	$-	$689,694

	Wholesale segment	Retail segment	Corporate and others	Total
Three months ended September 30, 2011
Segment profit or loss:
Net revenue	$42,042,250	$11,631,683	$-	$53,673,933
Income (loss) from operations	$3,750,311	$(255,701)	$-	$3,494,610
Interest income	$211,321	$3,493	$-	$214,814
Interest expense	$380,784	$30,422	$-	$411,206
Depreciation and amortization	$252,492	$762,115	$-	$1,014,607
Income tax expense	$715,331	$(68,538)	$-	$646,793

Three months ended September 30, 2010
Segment profit or loss:
Net revenue	$25,606,798	$6,329,176	$-	$31,935,974
Income (loss) from operations	$1,149,439	$517,329	$(99,797)	$1,566,971
Interest income	$11,797	$5	$-	$11,802
Interest expense	$73,650	$3,306	$16,514	$93,470
Depreciation and amortization	$243,911	$325,522	$-	$569,433
Income tax expense	$156,396	$128,518	$-	$284,914

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months  ended September 30, 2011 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Retail Business

The business objective for our retail segment is to establish a leading brand of women’s apparel and to build a nationwide retail network in China. As of September 30, 2011, we have 421 stores (including store-in-stores) which includes 154 stores that were opened and 26 stores that were closed in 2011.

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

Collection Policy

Wholesale business

For our new customers, we generally require orders placed to be backed by letters of credit. For our long-term and established customers with a good payment track record, we generally provide payment terms between 30 and 120 days following delivery of finished goods.

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

Results of Operations for the three months ended September 30, 2011 and 2010

The following table summarizes our results of operations for the three months ended September 30, 2011 and 2010. The table and the discussion below should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended September 30,
	2011		2010
	(in U.S. Dollars, except for percentages)
Sales	$53,673,933	100.0%	$31,935,974	100.0%
Gross Profit	$11,195,724	20.9%	$6,352,142	19.9%
Operating Expense	$7,701,114	14.3%	$4,785,171	15.0%
Income From Operations	$3,494,610	6.5%	$1,566,971	4.9%
Other Expenses (Income)	$144,834	0.3%	$(544,008)	(1.7)%
Income tax expense	$646,793	1.2%	$284,914	0.9%
Net Income	$2,702,983	5.0%	$1,826,065	5.7%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended September 30, 2011 and 2010.

	2011	% of total sales	2010	% of total sal es	Growth in 2011 Compared with 2010
Wholesale business
The People’s Republic of China	$14,055,869	26.2%	$3,064,451	9.6%	358.7%
Germany	5,480,075	10.2	4,931,175	15.4	11.1
United States	8,143,230	15.2	4,257,550	13.3	91.3
United Kingdom	6,785,148	12.6	3,387,371	10.6	100.3
Japan	3,655,819	6.8	3,531,122	11.1	3.5
Europe-Other	3,922,109	7.3	6,435,129	20.2	(39.1)
Total wholesale business	42,042,250	78.3	25,606,798	80.2	64.2
Retail business	11,631,683	21.7	6,329,176	19.8	83.8
Total	$53,673,933	100.0%	$31,935,974	100.0%	68.1%

Sales for the three months ended September 30, 2011 were $53.7 million, an increase of 68.1% from the three months ended September 30,  2010. This increase was primarily attributable to increased sales in our retail business as well as our wholesale business expand.

Sales generated from our wholesale business contributed 78.3% or $42.0 million of our total sales for the three months ended September 30, 2011, an increase of 64.2% compared to $25.6 million in the three months ended September 30, 2010. This increase was primarily attributable to increased sales in the PRC, the United Kingdom and the United States. The increased sales in the wholesale segment was primarily due to that following factors:(i) the progressive adjustment of our wholesale client and product portfolio which resulted in an increase of orders in the wholesale segment; (ii) in response to the global economic uncertainty, in mid 2010 we adjusted our sales strategy to develop more wholesale customers in China. (iii) expansion of our outsourcing base to Vietnam and Cambodia starting from the third quarter of 2010, which significantly increased our production capacity to process more orders;

Sales generated from our retail business contributed 21.7% or $11.6 million of our total sales for the three months ended September 30, 2011, an increase of 83.8% compared to 19.8% or $6.3 million in the three months ended September 30, 2010. This increase was primarily due to new stores opened and the increase in same store sales. We had 421 LA GO GO stores as of September 30, 2011, compared to 214 LA GO GO stores at September 30, 2010.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of sales includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of sales excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended September 30, 2011 and 2010.

	Three months ended September 30,				Growth
	2011		2010		In 2011
	(in U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$42,042,250	100.0%	$25,606,798	100.0%	64.2%
Raw Materials	21,183,921	50.4	12,541,213	49.0	68.9
Labor	1,097,522	2.6	931,186	3.6	17.9
Outsourced Production Costs	12,491,707	29.7	8,006,409	31.3	56.0
Other and Overhead	149,404	0.4	107,689	0.4	38.7
Total Cost of Sales for Wholesale	34,922,554	83.1	21,586,497	84.3	61.8
Gross Profit for Wholesale	7,119,696	16.9	4,020,301	15.7	77.1
Net Sales for Retail	11,631,683	100.0	6,329,176	100.0	83.8
Production Costs	3,920,469	33.7	1,860,082	29.4	110.8
Rent	3,635,186	31.3	2,137,253	33.8	70.1
Total Cost of Sales for Retail	7,555,655	65.0	3,997,335	63.2	89.0
Gross Profit for Retail	4,076,028	35.0	2,331,841	36.8	74.8
Total Cost of Sales	42,478,209	79.1	25,583,832	80.1	66.0
Gross Profit	$11,195,724	20.9%	$6,352,142	19.9%	76.3%

Raw material costs for our wholesale business were 50.4% of our total wholesale business sales in the three months ended September 30, 2011, compared to 49.0% in the three months ended September 30, 2010.  The percentage increase was mainly due to increased raw materials prices.

Labor costs for our wholesale business were 2.6% of our total wholesale business sales in the three months ended September 30, 2011, compared to 3.6% in the three months ended September 30, 2010. The marginal decrease was mainly due to the fact that we outsourced most of the new orders in 2011.

Outsourced manufacturing costs for our wholesale business were 29.7% of our total wholesale business sales in the three months ended September 30, 2011, compared to 31.3% in the three months ended September 30, 2010. This decrease was primarily attributable to: (i) the outsourced manufacturing costs in the PRC decreased because we had available domestic capacity in the three months ended September 30, 2011, compared with limited capacity in the three months ended September 30, 2010, and our Chinese suppliers were willing to lower their prices due to their excess production capacity(ii) outsourced orders of approximately $5.8 million to our related entities in Vietnam and Cambodia, which have lower labor costs compared to orders outsourced to Chinese factories.

Overhead and other expenses for our wholesale business accounted for 0.4% of our total wholesale business sales for the three months ended September 30, 2011, compared to 0.4% of total sales for the three months ended September 30, 2010.

For our wholesale business gross profit for the three months ended September 30, 2011 was $7.1 million, an increase of 77.1% compared to the three months ended September 30, 2010. As a percentage of wholesale sales, gross profit accounted for 16.9% of our total wholesale sales for the three months ended September 30, 2011, an increase of 1.2% compared to 15.7% for the three months ended September 30, 2010. The increase was mainly due to the lower outsourced manufacturing costs .

Production costs for our retail business were $3.9 million during the three months ended September 30, 2011 compared to $1.9 million during the three months ended September 30, 2010. As a percentage of retail sales, retail production costs accounted for 33.7% of our total  retail sales in the three months ended September 30, 2011, compared to 29.4% of total retail sales in the three months ended September 30, 2010. This increase was primarily due to reduced retail prices in various promotions in exchange for increased sales volume during the three months ended September 30, 2011.

Rent costs for our retail business were $3.6 million for the three months ended September 30, 2011 compared to $2.1 million for the three months ended September 30, 2010. As a percentage of sales, rent costs accounted for 31.3% of our total retail sales for the three months ended September 30, 2011, compared to 33.8% of total retail sales for the three months ended September 30, 2010. Total rent costs increased as a result of the increase in the number of our stores. The decrease in rent costs as a percentage of total retail sales was due to increase of same store sales during the third quarter of 2011.

Gross profit in our retail business for the three months ended September 30, 2011 was $4.1 million and gross margin was 35.0%. Gross profit in our retail business for the three months ended September 30, 2010 was $2.3 million and gross margin was 36.8%.

Total cost of sales for the three months ended September 30, 2011 was $42.5 million, compared to $25.6 million for the three months ended September 30, 2010, an increase of 66%. As a percentage of total sales, cost of sales decreased to 79.1% of total sales for the three months ended September 30, 2011, compared to 80.1% of total sales for the three months ended September 30, 2010. Consequently, gross margin increased to 20.9% for the three months ended September 30, 2011 from 19.9% for the three months ended September 30, 2010.

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

	Three Months Ended September 30,
	2011		2010		Increase
	(in U.S. Dollars, except for percentages)
Gross Profit	$11,195,724	20.9%	$6,352,142	19.9%	76.3%
Operating Expenses:
Selling Expenses	4,257,401	7.9%	2,283,606	7.2	86.4
General and Administrative Expenses	3,443,713	6.4%	2,501,565	7.8	37.7
Total	7,701,114	14.3%	4,785,171	15.0	60.9
Income from Operations	$3,494,610	6.5%	$1,566,971	4.9%	123.0%

Selling expenses increased 86.4% to $4.3 million for the three months ended September 30, 2011 from $2.3 million for the three months ended September 30, 2010. The increase was attributable to the increased number of retail employees and increased average salaries, as well as increased store decoration and marketing expenses associated with the promotion of the LA GO GO brand.

General and administrative expenses increased 37.7% to $3.4 million the three months ended September 30, 2011 from $2.5 million for the three months ended September 30, 2010. As a percentage of total sales, general and administrative expenses decreased to 6.4% of total sales for the three months ended September 30, 2011, compared to 7.8% of total sales for the three months ended September 30, 2010. This decrease was due to the increase of our sales.

Income from Operations

Income from operations increased 123% to $3.5 million for the three months ended September 30, 2011 from $1.6 million for the three months ended September 30, 2010.  As a percentage of sales, income from operations accounted for 6.5% of our total sales  for the three months ended September 30, 2011, an increase of 1.6% compared to the three months ended September 30, 2010 as a result of decreasing outsourced manufacturing costs for our wholesale business.

Income from operations from our retail business decreased to $ (0.26) million for the three months ended September 30, 2011 from $0.52 million for the three months ended September 30, 2010. The decrease was attributable to the increased number of retail employees and increased average salaries, as well as increased store decoration and marketing expenses associated with the promotion of the LA GO GO brand. We had 61 new stores opened for the three months ended September 30, 2011, compared to 21 new stores opened for the three months ended September 30, 2010.

Interest Expense

Interest expense was $0.4 million for the three months ended September 30, 2011, an increase of 339.9% compared to the same period in 2010. The increase was due to the increased bank loans as a result of our business expansion.

Change in fair value of derivative liability

Change in fair value of derivative liability resulted in a gain of $15,500 for the three months ended September 30, 2011, based on the Binomial Lattice model, and a gain of $621,600 for the three months ended September 30, 2010, based on the Black-Scholes option pricing model.

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

Income Tax Expenses

Income tax expense for the three months ended September 30, 2011 was $0.6 million, an increase of 127.0% compared to the same period of 2010. The increase was primarily due to increased profits of Goldenway and Ever-Glory Apparel.

Our PRC subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws. Each of our consolidated entities files its own separate income tax return.

Below is a summary of the income tax rate for each of our PRC subsidiaries in 2010 and 2011:

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

Net Income

Net income for the three months ended September 30, 2011 was $2.7 million, an increase of 48.0% compared to the same period in 2010. Our basic and diluted earnings per share were $0.18 and $0.12 for the three months ended September 30, 2011 and 2010, respectively. This increase was primarily due to the increase in our sales.

Results of Operations for the nine months ended September 30, 2011 and 2010

The following table summarizes our results of operations for the nine months ended September 30, 2011 and 2010. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Nine Months Ended September 30,
	2011		2010
	(in U.S. Dollars, except for percentages)
Sales	$149,805,810	100.0%	$81,178,018	100.0%
Gross Profit	$30,664,483	20.5%	$16,289,147	20.1%
Operating Expense	$21,386,144	14.3%	$12,193,356	15.0%
Income From Operations	$9,278,339	6.2%	$4,095,791	5.0%
Other Expenses (Income)	$164,701	0.1%	$(855,117)	(1.1)%
Income tax expense	$1,539,790	1.0%	$689,694	0.8%
Net Income	$7,573,848	5.1%	$4,261,214	5.2%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the nine months ended September 30, 2011 and 2010.

	2011	% of total sales	2010	% of total sales	Growth In 2011
Wholesale business
The People’s Republic of China	$33,890,950	22.6%	$6,959,950	8.6%	386.9%
Germany	22,890,796	15.3	16,131,127	19.9	41.9
United States	18,797,505	12.5	8,835,939	10.9	112.7
United Kingdom	14,526,418	9.7	9,582,530	11.8	51.6
Japan	14,668,238	9.8	8,112,740	10.0	80.8
Europe-Other	11,540,852	7.7	13,640,478	16.8	(15.4)
Total wholesale business	116,314,759	77.6	63,262,764	77.9	83.9
Retail business	33,491,051	22.4	17,915,254	22.1	86.9
Total	$149,805,810	100.0%	$81,178,018	100.0%	84.5%

Sales for the nine months ended September 30, 2011 were $149.8 million, an increase of 84.5% from the nine months ended September 30,  2010. This increase was primarily attributable to increased sales in our retail business as well as our wholesale business.

Sales generated from our wholesale business contributed 77.6% or $116.3 million of our total sales for the nine months ended September 30, 2011, an increase of 83.9% compared to $63.3 million in the nine months ended September 30, 2010. This increase was primarily attributable to increased sales in the PRC, the United States, Japan, the United Kingdom and Germany. The increased wholesale sales were primarily due to: (i) the progressive adjustment of our wholesale client and product portfolio which resulted in an increase of orders in the wholesale segment; (ii) in response to the global economic uncertainty, in mid 2010 we adjusted our sales strategy to develop more wholesale customers in China.  Due to the effective marketing campaign we had in the Chinese wholesale market in the second half of 2010, we continued to obtain significant orders from wholesale customers in China. As a result, wholesale sales in China increased $26.9 million or 386.9% for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010; (iii) expansion of our outsourcing base to Vietnam and Cambodia starting from the third quarter of 2010, which significantly increased our production capacity to process more orders.

Sales generated from our retail business contributed 22.4% or $33.5 million of our total sales for the nine months ended September 30, 2011, an increase of 86.9% compared to 22.1% or $17.9 million in the nine months ended September 30, 2010. This increase was primarily due to the increase in same store sales and new stores opened. We had 421 LA GO GO stores as of September 30, 2011, compared to 214 LA GO GO stores at September 30, 2010.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of sales includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of sales excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the nine months ended September 30, 2011 and 2010.

	Nine months ended September 30,				Growth
	2011		2010		(Decrease)
	(in U.S. dollars, except for percentages)				In 2011
Net Sales for Wholesale Sales	$116,314,759	100.0%	$63,262,764	100.0%	83.9%
Raw Materials	57,909,559	49.8	30,487,467	48.2	89.9
Labor	3,018,020	2.6	2,531,039	4.0	19.2
Outsourced Production Costs	35,485,036	30.5	19,632,537	31.0	80.7
Other and Overhead	413,450	0.4	442,928	0.7	(6.7)
Total Cost of Sales for Wholesale	96,826,065	83.2	53,093,971	83.9	82.4
Gross Profit for Wholesale	19,488,694	16.8	10,168,793	16.1	91.7
Net Sales for Retail	33,491,051	100.0	17,915,254	100.0	86.9
Production Costs	11,005,777	32.9	5,582,272	31.2	97.2
Rent	11,309,485	33.8	6,212,628	34.7	82.0
Total Cost of Sales for Retail	22,315,263	66.6	11,794,900	65.8	89.2
Gross Profit for Retail	11,175,788	33.4	6,120,354	34.2	82.6
Total Cost of Sales	119,141,327	79.5	64,888,871	79.9	83.6
Gross Profit	$30,664,483	20.5%	$16,289,147	20.1%	88.3%

Raw material costs for our wholesale business were 49.8% of our total wholesale business sales in the nine months ended September 30, 2011, compared to 48.2% in the nine months ended September 30, 2010.  The increase was mainly due to increased raw materials prices.

Labor costs for our wholesale business were 2.6% of our total wholesale business sales in the nine months ended September 30, 2011, compared to 4.0% in the nine months ended September 30, 2010. The decrease was mainly due to our own factories’ limited production capacity and most of the new orders in 2011 were outsourced.

Outsourced manufacturing costs for our wholesale business were 30.5% of our total sales in the nine months ended September 30, 2011 compared to 31.3% in the nine months ended September 30, 2010. This decrease was primarily attributable to our Chinese suppliers were willing to lower their prices due to their excess production capacity.

Overhead and other expenses for our wholesale business accounted for 0.4% of our total sales for the nine months ended September 30, 2011, compared to 0.7% of total sales for the nine months ended September 30, 2010. This decrease was mainly because we outsourced most of the increased orders for the nine months ended September 30, 2011.

Gross profit in our wholesale business for the nine months ended September 30, 2011 was $19.5 million, an increase of 91.7% compared to the nine months ended September 30, 2010. As a percentage of wholesale sales, gross profit accounted for 16.8% of our total  wholesale sales for the nine months ended September 30, 2011, an increase of 0.7% compared to 16.1% for the nine months ended September 30, 2010.

Production costs for our retail business were $11.0 million during the nine months ended September 30, 2011 versus $5.6 million during the nine months ended September 30, 2010. This increase was primarily due to reduced retail prices in various promotions in exchange for increased sales volume during the nine months ended September 30, 2011.

Rent costs for our retail business were $11.3 million or 33.8% of our total retail sales during the nine months ended September 30, 2011 versus $6.2 million or 34.7% during the nine months ended September 30, 2010. Total rent costs increased as a result of the increase in the number of our stores. The decrease in rent costs as a percentage of total retail sales was due to increase of same store sales during the nine months ended September 30, 2011.

Gross profit in our retail business for the nine months ended September 30, 2011 was $11.2 million and gross margin was 33.4%. Gross profit in our retail business for the nine months ended September 30, 2010 was $6.1 million and gross margin was 34.2%.

Total cost of sales for the nine months ended September 30, 2011 was $119.1 million, an increase of 83.6% compared to the nine months ended September 30, 2010. As a percentage of total sales, our cost of sales decreased to 79.5% for the nine months ended September 30, 2011, compared to 79.9% for the nine months ended September 30, 2010. Consequently, gross margin increased to 20.5% for the nine months ended September 30, 2011 from 20.1% for the nine months ended September 30, 2010.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. For our wholesale business, purchases from our five largest suppliers represented approximately 15.2% and 20.5% of raw material purchases for the nine months ended September 30, 2011 and 2010, respectively. No one supplier provided more than 10.0% of our raw material purchases for the nine months ended September 30, 2011 and 2010. For our retail business, purchases from our five largest suppliers represented approximately 33.3% and 26.8% of raw material purchases for the nine months ended September 30, 2011 and 2010, respectively. One supplier provided 12.1% of our total purchases for the nine months ended September 30, 2011. No supplier provided more than 10% of our total purchases for the nine months ended September 30, 2010. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

We also purchase finished goods from contract manufacturers. For our wholesale business, purchases from our five largest contract manufacturers represented approximately 38.7% and 38.3% of finished goods purchases for the nine months ended September 30, 2011 and 2010, respectively. One contract manufacturer provided approximately 12.0% and 16.1% of our finished goods purchases for the nine months ended September 30, 2011 and 2010. For our retail business, our five largest contract manufacturers represented approximately 25.4% and 31.1% of finished goods purchases for the nine months ended September 30, 2011 and 2010, respectively. No contract manufacturer provided more than 10% of our finished goods purchases for the nine months ended September 30, 2011. One contract manufacturer provided 10.5% of our finished goods purchases for the nine months ended September 30, 2010. We have not experienced difficulty in obtaining finished products from our contract manufacturers and we believe we maintain good relationships with our contract manufacturers.

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

	Nine months ended September 30,
	2011		2010		Increase
	(in U.S. Dollars, exceptfor percentages)
Gross Profit	$30,664,483	20.5%	$16,289,147	20.1%	95.9%
Operating Expenses:
Selling Expenses	11,613,276	7.8	6,032,491	7.4	92.5%
General and Administrative Expenses	9,772,868	6.5	6,160,865	7.6	58.6%
Total	21,386,144	14.3	12,193,356	15.0	75.4%
Income from Operations	$9,278,339	6.2%	$4,095,791	5.0%	126.5%

Selling expenses were $11.6 million in the nine months ended September 30, 2011, an increase of 92.5% or $5.6 million compared to the nine months ended September 30, 2010. The increase was attributable to an increase in salaries and the number of retail staff, as well as increased decoration and marketing expenses associated with the promotion of LA GO GO.

General and administrative expenses were $9.8 million in the nine months ended September 30, 2011, an increase of 58.6% compared to the nine months ended September 30, 2010. As a percentage of total sales, general and administrative expenses decreased to 6.5% of total sales for the nine months ended September 30, 2011, compared to 7.6% of total sales for the nine months ended September 30, 2010. The decrease was due to the increase of our sales.

Income from Operations

Income from operations increased 126.5% to $9.3 million for the nine months ended September 30, 2011 from $4.1 million for the nine months ended September 30, 2010. This decrease was due to the increased sales in our wholesale business.

Income from operations for our retail business was $0.3 million in the nine months ended September 30, 2011 compared to $1.1 million in the nine months ended September 30, 2010. As a percentage of total retail sales, income from operations decreased to 0.9% of total retail sales for the nine months ended September 30, 2011, compared to 5.9% of total retail sales for the nine months ended September 30, 2010. The decrease was due to increased average salaries and the increased number of employees in the retail segment that resulted from expansion of LA GO GO, as well as increased store decoration and marketing expenses associated with the promotion of LA GO GO. There were 154 new stores opened in the nine months ended September 30, 2011, compared to 61 new stores opened in the nine months ended September 30, 2010.

Income from operations for our wholesale business was $9.0 million in the nine months ended September 30, 2011 compared to $3.5 million in the nine months ended September 30, 2010. As a percentage of total wholesale sales, income from operations increased to 7.7% of total wholesale sales for the nine months ended September 30, 2011, compared to 5.5% of total wholesale sales for the nine months ended September 30, 2010. The increase was due to the decreased cost of sales for our wholesale business.

Interest Expense

Interest expense was $0.9 million for the nine months ended September 30, 2011, an increase of 185.8% compared to the same period in 2010. The increase was due to increased bank loans as a result of our business expansion.

Change in fair value of derivative liability

Change in fair value of derivative liability resulted in a gain of $345,800 for the nine months ended September 30, 2011, based on the Binomial Lattice model, and a gain of $692,800 for the nine months ended September 30, 2010, based on the Black-Scholes option pricing model.

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

Income Tax Expenses

Income tax expense for the nine months ended September 30, 2011 was $1.5 million, an increase of 123.3% compared to the same period of 2010. The increase was primarily due to increased profits of Goldenway and Ever-Glory Apparel.

Net Income

Net income for the nine months ended September 30, 2011 was $7.6 million, an increase of 77.7% compared to the same period in 2010. Our diluted earnings per share were $0.51 and $0.29 for the nine months ended September 30, 2011 and 2010, respectively. This increase was primarily due to the increase in our sales.

Summary of Cash Flows

Net cash used in operating activities was $3.2 million for the nine months ended September 30, 2011, compared with $4.7 million during the the nine months ended September 30, 2010. The decrease was mainly due to the increase in Other payables and accrued liabilities.

Net cash used in investing activities was $2.7 million for the nine months ended September 30, 2011, compared with $0.9 million during the the nine months ended September 30, 2010. The increase was mainly due to increased equipment purchases.

Net cash provided by financing activities was $10.2 million for the nine months ended September 30, 2011, compared with $4.9 million during the nine months ended September 30, 2010. During the nine months ended September 30, 2011, we repaid $35.2 million of bank loans and received bank loan proceeds of $46.5 million.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of $8.2 million, other current assets of $98.3 million and current liabilities of $74.1 million. We presently finance our operations primarily from cash flows from operations and bank loans and we anticipate that these will continue to be our primary sources of funds to finance our short-term cash needs.

Bank Loans

On August 2, 2010, Goldenway entered into a two-year revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.81 million (RMB50 million). As of September 30, 2011, under this agreement, the Company had borrowed approximately $7.81 million (RMB50 million) with annual interest rates ranging from 6.72% to 8.07%, and due on various dates from November 2011 to February 2012.  These borrowings are guaranteed by Jiangsu Ever-Glory, an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These borrowings are also collateralized by the Company’s property and equipment.

On March 11, 2010, Ever-Glory Apparel entered into a one-year line of credit agreement for approximately $7.81 million (RMB50 million) with Nanjing Bank. On April 7, 2011, the agreement was extended until April 6, 2012. As of September 30, 2011, $3.08 million of bank loans were outstanding under this agreement, with annual interest rates ranging from 5.0% to 5.33%, and due on various dates from October 2011 to December 2011, were collateralized by approximately $4.1 million of accounts receivable from wholesale customers, and are to be repaid upon receipt of payments from customers. Approximately $4.73 million was unused and available. Approximately $1.7 million was repaid in October 2011.

As of September 30, 2011, LA GO GO had borrowed $1.56 million (RMB 10.0 million) from Nanjing Bank with an annual interest rate of 6.31% and due on various dates from April 2012 to June 2012. This loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang .

As of September 30, 2011, Ever-Glory Apparel had borrowed $0.72 million from Shanghai Pudong Development Bank with an annual interest rate of 7.02%. The loan is guaranteed by Goldenway, and collateralized by approximately $0.96 million of accounts receivable from wholesale customers. This loan is due in November 2011.

On January 4, 2011, Goldenway finalized a new one-year line of credit agreement for approximately $6.25 million (RMB40 million) with Shanghai Pudong Development Bank. As of September 30, 2011, Goldenway had borrowed $6.25 million (RMB40 million) under this agreement, with an annual interest rate of 5.56%. These loans are collateralized by certain properties and land use rights of Goldenway. These loans are due in December 2011.

As of September 30, 2011, Ever-Glory Apparel had borrowed $6.53 million (RMB41.8 million) from the Industry and Commercial Bank of China with annual interest rates ranging from 5.08% to 5.55%. The loans are due on various dates from October 2011 to February 2012 and are guaranteed by Jiangsu Ever-Glory. Approximately $0.3 million was repaid in October 2011.

As of September 30, 2011, Ever-Glory Apparel had borrowed $1.56 million from the Bank of Communications with an annual interest rate of 5.78%, and due in June 2012. The loan is guaranteed by Jiangsu Ever-Glory and the Company's chairnan and CEO Mr. Kang. In addition, Ever-Glory Apparel had borrowed $2.64 million from the Bank of Communications with annual interest rates ranging from 3.29% to 5.21%, due on various dates from October 2011 to December 2011, guaranteed by Jiangsu Ever-Glory and Mr. Kang, and collateralized by approximately $3.52 million of accounts receivable from wholesale customers. Approximately $0.9 million was repaid in October 2011.

As of June 30, 2011, Ever-Glory Apparel had borrowed $0.38 million from the Bank of Everbright with an annual interest rate of 5.21%. The loan was guaranteed by Jiangsu Ever-Glory and Mr. Kang, and collateralized by approximately $0.47 million of accounts receivable from wholesale customers. The loan was repaid in full in August 2011.

On July 29, 2011, Ever-Glory Apparel and Perfect Dream collectively entered into a one-year secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $7.0 million with the Nanjing Branch of HSBC (China) Company Limited. This agreement is guaranteed by the Company and Mr. Kang. As of September 30, 2011, the Company has not used any of the facilities under this agreement.

All bank loans are used to fund our daily operations.

Loans from related party

As of December 31, 2010 the Company owed $1.0 million to Blue Power Holdings Limited, a company controlled by the Company’s Chief Executive Officer. Interest was charged at 6% per annum on the amounts due. The loans were paid in full in April 2011.

Amounts Due From Related Party

The amounts due from related parties increased to $17.3 million at September 30, 2011 from $10.1 million at December 31, 2010. This increase was due to the increase of our wholesale business.

Capital Commitments

We have a continuing program for improving our manufacturing facilities and increasing our LA GO GO stores. We anticipate that cash flows from operations and borrowings from banks will be adequate to pay for these capital commitments.

Uses of Liquidity

Our cash requirements for the next twelve months will be primarily to fund daily operations and the growth of our business.

Sources of Liquidity

Our primary sources of liquidity for our short-term cash needs are expected to be from cash flows generated from operations, cash equivalents currently on hand, and bank loans. We believe that we will be able to borrow additional funds if necessary.

We believe our cash flows from operations in the future together with our cash and cash equivalents currently on hand and our unused credit ficilities will be sufficient to meet our needs for working capital, capital expenditure and other commitments for the next twelve months. No assurance can be made that additional financing will be available to us if required, and adequate funds may not be available on terms acceptable to us. If funding is insufficient at any time in the future, we will develop or enhance our products or services and expand our business through our own cash flows from operations.

As of September 30, 2011, we had access to $28.87 million in lines of credit, of which $11.73 million was unused and is currently available. These credit facilities do not include any covenants.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in United States (U.S.) dollars. During 2003 and 2004 the exchange rate of RMB to the U.S. dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the U.S. dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of September 30, 2011, the foreign exchange rate had increased to 6.37 RMB to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future, and we will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel and LA GO GO (whose functional currency is the RMB) are translated into U.S. dollars using the current rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expense items are translated at the average exchange rate for the period. All exchange differences are recorded within equity. The foreign currency translation  gain (loss) for the three and nine months ended September 30, 2011 and 2010 was $332,262, $1,048,757,$575,350 and $747,798, respectively.

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

Interest Rates: Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. On September 30, 2011, we had $8.2 million in cash and cash equivalents. A hypothetical 5% increase or decrease in either short term or long term interest rates would not have any material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates: We pay our suppliers and employees in Chinese RMB, however, most of our wholesales customers are located in the U.S., Japan and Europe and we generate sales from them in U.S. Dollars, Euros and British Pounds. Accordingly, our business has substantial exposure to changes in exchange rates between and among the Chinese RMB, the U.S. Dollar, the Euro and the British Pound. In the last decade, the RMB has been pegged at 8.26 RMB to one U.S. Dollar. On July 21, 2005 it was revalued to 8.09 per U.S. Dollar. Following the removal of the peg to the U.S. Dollar and pressure from the United States, the People’s Bank of China also announced that the RMB would be pegged to a basket of foreign currencies, rather than being strictly tied to the U.S. Dollar, and would be allowed to float trade within a narrow 0.3% daily band against this basket of currencies. The PRC government has stated that the basket is dominated by the U.S. Dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British Pound, Thai Baht, Russian Ruble, Australian Dollar, Canadian Dollar and Singapore Dollar. There can be no assurance that the relationship between the RMB and these currencies will remain stable over time, especially in light of the significant political pressure on the Chinese government to permit the free flotation of the RMB, which could result in greater and more frequent fluctuations in the exchange rate between the RMB, the U.S. Dollar and the Euro. On September 30, 2011, the exchange rate between the RMB and U.S. Dollar was 6.37 RMB to one U.S. Dollar. For additional discussion regarding our foreign currency risk, see the section titled Risk Factors in the Annual Report on Form 10-K for fiscal year ended on December 31, 2010. Fluctuation in the value of Chinese RMB relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.

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

          Evaluation of Disclosure Controls and Procedures. As of September 30, 2011, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of September 30, 2011. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9 of our annual report for the fiscal year ended December 31, 2010. As of September 30, 2011, we had not completed the remediation of these material weaknesses, but we had undertaken certainsteps in the remediation process , including arranging applicable training for our financial and accounting staff to enhance our understanding of US GAAP and internal control over financial reporting. We also engaged a qualified external consultant with experience in US GAAP and knowledge in financial reporting of US listed public companies to supervise and review our financial reporting process.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, except as disclosed above

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(Removed and Reserved).

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit List	Description

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act
31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act
32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act
32.2	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 10, 2011	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jiansong Wang
Jiansong Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)