Form 10-K
period 2011-12-31
Ever-Glory International Group, Inc.
filed 2012-03-28
CIK 943184

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2011, 14,755,494 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2011, the last business day of the 2nd fiscal quarter, was approximately $26,559,889 based on the closing price of $1.8 for the registrant’s common stock as reported on the NYSE Amex LLC. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

As of March 26, 2012, there were, 14,765,942  shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EVER-GLORY INTERNATIONAL GROUP, INC.
FORM 10-K
For the Year Ended December 31, 2011

i

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

ii

PART I

Item 1. BUSINESS

Overview and Corporate History

Ever-Glory International Group, Inc., sometimes referred to in this report as “Ever-Glory”, the “Company,”  “we”, or “us”, through its subsidiaries, is an apparel supply chain management provider, manufacturer, distributor and retailer based in the People’s Republic of China, with customers in China, the United States, Europe and Japan.  Our business is focused on middle to high-end casual wear, outerwear and sportswear brands for men, women and children.  As a holding company, we oversee the operations of our subsidiaries and provide our subsidiaries with resources and services in financial, legal, administrative and other areas. The Company was incorporated in Florida on October 19, 1994. We changed our name from Andean Development Corporation to “Ever-Glory International Group, Inc.” on November 17, 2005.

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

On August 27, 2007, we acquired Nanjing Catch-Luck Garments Co, Ltd. (“Catch-Luck”), which further expanded our production capacity. Catch-Luck is primarily engaged in the manufacturing and sale of garments in China. Shanghai La Go Go Fashion Company Limited (“LA GO GO”), a joint venture of Goldenway and Shanghai La Chapelle Garment and Accessories Company Limited (“La Chapelle”), was incorporated in the PRC on January 24, 2008.   Goldenway invested approximately $0.8 million (approximately RMB 6.0 million) in cash, and La Chapelle invested approximately $0.6 million (RMB 4.0 million) in cash, for a 60% and 40% ownership interest, respectively, in LA GO GO.  In connection with the formation of LA GO GO, Goldenway made a strategic investment in La Chapelle by acquiring a 10% equity in La Chapelle with a cash payment of RMB 10 million (approximately USD$1.35 million). The business objective of the joint venture is to establish and create a leading brand of ladies’ garments for the mainland Chinese market.  On March 23, 2009, Goldenway transferred all of its ownership interest in LA GO GO to Ever-Glory International Group Apparel Inc.(“Ever-Glory Apparel”), a wholly-owned subsidiary of Goldenway. On April 23, 2010, Ever-Glory Apparel acquired the 40% non-controlling interest in LA GO GO from La Chapelle for approximately $0.9 million (RMB 6.2 million), bringing our ownership in LA GO GO to 100%. In connection with such acquisition, and in order to focus on our core business, Golden Way sold the 10% equity interest in La Chapelle to the original shareholders of La Chapelle and, in return, received a total cash payment of RMB 12.36 million (approximately $1.8 million).

Ever-Glory Apparel was incorporated in the PRC on January 6, 2009.  Goldenway invested approximately $6.6 million (RMB45.0 million) into Ever-Glory Apparel. Ever-Glory Apparel is principally engaged in the import and export of apparel, fabric and accessories. Ever-Glory Apparel began to function as our primary import and export agent during 2010.

On March 19, 2012, Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”), a wholly owned subsidiary of Ever-Glory Apparel was incorporated in PRC. Tai Xin is primarily engaged in the purchasing of raw materials used in the garment manufacturing.

Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”), a wholly-owned subsidiary of Perfect-Dream, was incorporated in Samoa on September 15, 2009. Ever-Glory HK is principally engaged in the import and export of apparel, fabric and accessories.

Ever-Glory Apparel and Ever-Glory HK focus on the import and export business.  Goldenway focuses primarily on quality and production control, and coordinating with outsourced contract manufacturers. New-Tailun focuses on the Japanese market, and has strengths in the design, production, sale and marketing of jeans and trousers. Catch-Luck is geared toward the European market, and it designs and makes products that complement the product lines of our other subsidiaries. Tai xin is primarily engaged in the purchasing of raw materials used in the garment manufacturing. LA GO GO focuses on establishing and creating a leading brand of ladies’ apparel for the mainland Chinese market.

As a result of the foregoing acquisitions and transactions, we presently own and operate seven subsidiaries in China (including Hong Kong) as of the date of this annual report. Our corporate structure is illustrated below.

Business Operations

Our wholesale operations include manufacturing and worldwide sale of apparel to well-known casual wear, sportswear and outerwear brands and retailers in major markets. We manufacture our apparel products in two manufacturing facilities owned by Catch-Luck and New-Tailun, which are located in the Nanjing Jiangning Economic and Technological Development Zone and Shang Fang Town, respectively, in Nanjing, China. We conduct our original design manufacturing (“ODM”) operations through three wholly-owned subsidiaries in China: Goldenway, New-Tailun, and Catch-Luck. In our fiscal year ended December 31, 2011, our wholesale segment achieved total sales of  $162.2 million.

Although we have our own manufacturing capacity, we currently outsource most of the manufacturing to our strategic long term contractors as part of our overall business strategy. Outsourcing allows us to maximize our production capacity and remain flexible while reducing capital expenditures and the costs of keeping skilled workers on production lines during times of seasonally lower sales. We inspect products manufactured by our long-term contractors to ensure that they meet our high quality control standards. Total annual output from our manufacturing facilities and outsourced partners is more than 18 million pieces in 2011. See Production and Quality Control below.

Our retail operation is conducted by our subsidiary, LA GO GO, whose business objective is to establish and create a leading brand of women’s wear and to build a nationwide retail distribution channel in China. LA GO GO had approximately 2,300 employees as of December 31, 2011. As of December 31, 2011, we operated 467  retail stores in China and had total sales of $53.5 million.

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

In the fiscal year ended December 31, 2011, approximately 53.5% of our sales revenue came from customers in China, 14.5% of our sales revenue came from customers in Germany, 12.6% of our sales revenue came from customers in United Kingdonm and other European countries, 10.1% from customers in the United States, and 9.4% from customers in Japan. In 2011, two customers represented more than ten percent of our total sales (approximately 19.0% and 17.5% of total sales). Also, in 2011, sales to our five largest customers generated approximately 51.7% of our total net sales.

Substantially all of our long-lived assets were attributable to the PRC as of December 31, 2011 and 2010.

Suppliers

We purchase the majority of our raw materials (including fabric, fasteners, thread, buttons, labels and related materials) directly from numerous local fabric and accessories suppliers in China. For our wholesale business, collectively, purchases from our five largest suppliers represented approximately 15.8% and 18.2% of total raw material purchases in 2011 and 2010, respectively. No single supplier provided more than 10% of our total purchases.

We also purchased finished goods from contract manufacturers. For our wholesale business, collectively, purchases from our five largest contract manufacturers represented approximately 40.0% and 39.7% of total finished goods purchases in 2011 and 2010, respectively.  One contract manufacturer provided approximately 13% of our total finished goods purchases in 2011.  Two contract manufacturers provided approximately 14% and 10% of our total finished goods purchases in 2010.

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

In 2010, we adjusted to develop wholesale customers in China. Based on our many years of experience in the wholesale business and the reputation we earned from our overseas customers, we quickly obtained abundant orders from wholesale customers in China. As a result, wholesale sales in China continued to increase to $34.0 million in 2011, or a 122.1% increase compared with 2010.

Production and Quality Control

In 2011, we manufactured approximately 20% of the products we sell to wholesale customers in our own manufacturing facilities. We typically outsource the manufacturing of a large portion of our products based upon factory capacity and customer demand. The number of outside contract manufacturers to which we outsource is expected to increase in order to meet the anticipated growth in demand from our customers.

As of December 31, 2011, our total production capacity, including outsourced production, reached 18 million pieces per year. At present, we believe our production capacity is sufficient to meet customer demand.

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

We delivered most of our products through Jiangsu Ever-Glory, our primary import and export agent prior to 2010. Ever-Glory Apparel gradually replaced Jiangsu Ever-Glory as our primary import and export agent during 2010 and 2011. Our products are generally shipped directly to customers. Ever-Glory Apparel has access to a variety of ground, sea and air shipping companies and can typically deliver a finished product to the client within the timeframes we require. Merchandise is carried from our production facilities by truck to a port where it is consolidated and loaded on containerized vessels for ocean or air transport to the ultimate destination.

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

Governmental Regulations/Quotas

In 2011, we were not subject to any export quota imposed by countries where our customers are located. Nevertheless, we have noticed that many European countries tightened their chemical inspection requirements after the removal of quotas. In addition, there can be no assurance that additional trade restrictions will not be imposed on the export of our products in the future.  Such actions could result in increases in the cost of our products generally and may adversely affect our results of operations. On a longer term basis, we believe that our customer mix and our ability to adjust the types of apparel we manufacture will mitigate our exposure to such trade restrictions in the future.

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

Retail Segment

As of December 31, 2011, LA GO GO had 467 retail stores in China to sell its own brand clothing. We believe our advantages in the retail segments include our ability to promptly respond to market trends, our quick turn-around in design and production, and appropriate pricing.   In 2011, we achieved total net sales of approximately US $53.5 million for our retail business. We operate most of our retail stores in so-called Tier-2 or Tier-3 cities in China, such as Zhengshou in Henan province, Taizhou in Jiangsu province, etc.  We also have penetrated into Tier-1 cities, such as Beijing and Shanghai.

Suppliers

We purchase the majority of our raw materials (including fabric, fasteners, thread, buttons, labels and related materials) directly from numerous local fabric and accessories suppliers. For our retail business, collectively, purchases from our five largest suppliers represented approximately 27.1% of total purchases in 2011. No single supplier provided more than 10% of our total purchases in 2011. We have not experienced difficulty in obtaining raw materials essential to our business.

We also purchase finished goods from contract manufacturers. For our retail business, collectively, our five largest contract manufacturers represented approximately 24.6% of total finished goods purchases in 2011. There was one contract manufacturer which provided more than 10% of our total finished goods purchases in 2011. We have not experienced difficulty in obtaining finished products from our contract manufacturers.

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

Sales and Marketing

Our LA GO GO products are sold in flagship stores, and stores-within-a-store.  The sales department is responsible for developing new sales channels. According to our new store opening plan, the ratio of flagship stores and stores-within-a-store are carefully balanced.  The store-within-a-store enters into contracts with department stores. The flagship stores are carefully chosen at prominent locations and have lease agreements with each property owner.  Under our return and exchange policy, products may be returned or exchanged for any reason within 15 days. During 2011, the return and exchange rate was very low and was not a material factor in our operations.

Store Operation

As of December 31, 2011, we had 467 stores, including 23 flagship stores, with each store generating average revenue of approximately $ 12,000 per month. The majority of our retail stores are situated as stores-within-a-store in large, mid-tier department stores located in over 20 provinces in China.

Trademarks

We regard our trademarks as an important part of our business due to the name recognition of our customers. We obtained trademark registration at the China Trademark Office for the mark “LA GO GO” in class 25 and class 18 in 2010. As of December 31, 2011, we are not aware of any valid claim or challenges to our right to use our registered trademark nor any counterfeit or other infringement to our registered trademark.

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

Retail business development:

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

Employees

As of December 31, 2011, we had over 3,700 employees. None of our employees belong to a labor union. We have never experienced a labor strike or work stoppage. We are in full compliance with the Chinese labor laws and regulations and are committed to providing safe and comfortable working conditions and accommodations for our employees.

Labor Costs

The manufacture of garments is a labor-intensive business. Although much of our production process is automated and mechanized, we rely on skilled labor to make our products.  During the year ended December 31, 2011, our labor cost increased due to the shortage of skilled workers and rising labor cost in China.

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

Description of Property

In 2011, we operated three facilities on certain land in the Nanjing Jiangning Economic and Technological Development Zone and in Shangfang Town, which are located in Nanjing, China. For further details concerning our property, see Item 2 of this report regarding Properties.

Taxation

Most of our operating subsidiaries, except Ever-Glory HK, are incorporated in the PRC and therefore are governed by PRC income tax laws and are subject to the PRC enterprise income tax. Each of our consolidated entities files its own separate tax return, and we do not file a consolidated tax return.

Goldenway was incorporated in the PRC and is subject to PRC income tax laws and regulations.  In 2011, Goldenway’s income tax rate was 25%.

New-Tailun and Catch-Luck were incorporated in the PRC and are subject to PRC income tax laws and regulations. According to the relevant laws and regulations in the PRC, enterprises with foreign investment in the PRC are entitled to full exemption from income tax for two years beginning from the first year the enterprises become profitable and have accumulated profits and a 50% income tax reduction for the subsequent three years. New-Tailun and Catch-Luck were approved as wholly foreign-owned enterprises in 2006 and are entitled to the income tax exemptions in 2006 and 2007. In 2007, no income tax was recorded by New-Tailun and Catch-Luck as these entities were entitled to full exemption from income tax. Starting from 2008 and through 2010, New-Tailun and Catch-Luck were entitled to a 50% reduction of the income tax rate of 25%. Therefore these two subsidiaries were taxed at 12.5% for 2009, 2010. In 2011, New-Tailun and Catch-Luck were subject to PRC income tax at 25%.

LA GO GO was established on January 24, 2008, its income tax rate is 25%.

Ever-Glory Apparel was established on January 6, 2010, its income tax rate is 25%.

Tai Xin was established on March 19, 2012, its income tax rate is 25%.

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

Anyof these factors could adversely affect our business and financial condition.

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

As of December 31, 2011 and 2010, we did not rely on any raw material supplier for more than 10% of all of our total raw material purchases. For the wholesale business, during 2011 we relied on one manufacturers for 13% of purchased finished goods while in 2010 we relied on two manufacturers for 14% and 10% of purchased finished goods. For the retail business, we did not rely on any one manufacturer for more than 10% of all of our total purchased finished goods during 2011. We do not have any long-term written agreements with any of these suppliers and do not anticipate entering into any such agreements in the near future. However, we always execute a written agreement for each order placed with our suppliers. We do not believe that loss of any of these suppliers would have a material adverse effect on our ability to obtain finished goods or raw materials essential to our business because we believe we can locate other suppliers in a timely manner.

Risks Relating to Our Business

Our wholesale business depends on some key customers for a significant portion of our sales. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.

For the year ended December 31, 2011, our five largest customers represented approximately 52 % of our total net sales. For the year ended December 31, 2010, our top five largest customers represented approximately 53% of our total net sales.  The garment manufacturing industry has experienced substantial consolidation in recent years, which has resulted in increased customer leverage over suppliers, greater exposure for suppliers to credit risk and an increased emphasis by customers on inventory management and productivity.

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

All of our sales revenue and expenses are denominated in RMB.  Under PRC law, the RMB is currently convertible under the “current account”, which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account”, which includes the registered capital and foreign currency loans of a PRC entity.  Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of SAFE, by complying with certain procedural requirements.  However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future.  Since a significant amount of our future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

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

Furthermore, if our consolidated subsidiaries in China incur debt on their own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or our consolidated subsidiaries are unable to receive all of the revenues from our operations due to these contractual or dividend arrangements, we may be unable to pay dividends on our common stock. In addition, under current PRC law, we must retain a reserve equal to 10 percent of net income after taxes, not to exceed 50 percent of registered capital. Accordingly, this reserve will not be available to be distributed as dividends to our shareholders. We presently do not intend to pay dividends in the foreseeable future. Our management intends to follow a policy of retaining all of our earnings to finance the development and execution of our strategy and the expansion of our business.

We may be deemed a PRC resident enterprise under the Corporate Income Tax Law and be subject to PRC taxation on our worldwide income.

The Corporate Income Tax Law of  PRC provides that enterprises established outside of China whose “de facto management bodies” are located within China are considered “resident enterprises” and are generally subject to the uniform 25% enterprise income tax rate on their worldwide income (including dividend income received from subsidiaries). Under the Implementing Regulations for the Corporate Income Tax Law, “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and treasury, and acquisition and disposition of properties and other assets of an enterprise. Although substantially all of our operational management is currently based in the PRC, it is unclear whether PRC tax authorities would require (or permit) us to be treated as a PRC-resident enterprise. If we were treated as a resident enterprise for PRC tax purposes, we will be subject to PRC tax on our worldwide income at the 25% uniform tax rate, which could have an impact on our effective tax rate and an adverse effect on our net income and the results of operations, although dividends distributed from our PRC subsidiaries to us could be exempted from Chinese dividend withholding tax, since such income is exempted under the new Corporate Income Tax Law for PRC-resident recipients.

Dividends payable by us to our foreign investors and profits on the sale of our shares may be subject to tax under PRC tax laws.

Under the Implementing Regulations for the Corporate Income Tax Law, PRC income tax at the rate of 10% is applicable to dividends payable to investors that are “non-resident enterprises,” not having an establishment or place of business in the PRC, or which do have such establishment or place of business but the relevant income is not effectively connected with the establishment or place of business, to the extent that such dividends have their sources within the PRC. Similarly, any profits realized through the transfer of shares by such investors are also subject to 10% PRC income tax if such profits are regarded as income derived from sources within the PRC. If we are considered a PRC “resident enterprise,” it is unclear whether dividends we pay with respect to our share, or the profits you may realize from the transfer of our shares, would be treated as income derived from sources within the PRC and be subject to PRC tax. If we are required under the Implementing Regulations for the Corporate Income Tax Law to withhold PRC income tax on dividends payable to our non-PRC investors that are “non-resident enterprises,” or if you are required to pay PRC income tax on the transfer of our shares, the value of your investment in our shares may be materially and adversely affected.

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

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely and your investment in our stock could be rendered worthless.

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act.  Our SEC reports and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review by China Securities Regulatory Commission, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any review of our company, our SEC reports, other filings or any of our other public pronouncements.

Risks Related to an Investment in Our Securities

Our common stock has limited liquidity.

Our common stock has been trading on the NYSE Amex (formerly, the American Stock Exchange and NYSE Alternext US LLC) since July 16, 2008, but it is thinly traded compared to larger more widely known companies in the same industry. Thinly traded common stock can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. The high and low bid price of Ever-Glory’s common stock during the past 52 week period ended December 31, 2011 has been US$1.3 and US$2.56 per share respectively.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under the U.S. securities laws.  The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, maintains rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting.  In our Annual Report on Form 10-K for the year ended December 31, 2010, we concluded that our internal control over financial reporting was not effective as of December 31, 2010 based on our assessment.   As a result of implementation of certain remediation actions during 2011, we concluded that our internal control over financial reporting was effective as of December 31, 2011. For more information, please refer to Item 9A. Controls and Procedures.  However, there is a risk that we will be subject to material weaknesses in our internal control in the future.  Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to prevent fraud.  Our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we have and anticipate that we will continue to incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.  Moreover, because our management is located principally in China and for the most part speaks only Chinese, we may experience difficulties in effectively communicating developments to our board of directors, our independent auditors and U.S-based advisors, which could lead to deficiencies in our internal accounting and public reporting, which in turn could negatively impact investor perception of our company and our reported results of operations and accounting.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Wholesale segment

In 2011, we operated three complexes as our operating and production facilities at 509 Chengxin Road, in the Nanjing Jiangning Economic and Technological Development Zone, Shangfang Town, Nanjing, China. The following is a description of these facilities:

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

(ii) New-Tailun. Our New-Tailun facilities include 25,000 square meters of floor space. Approximately 500 employees work at this location. Our New-Tailun facility mainly handles manufacturing. We lease the New-Tailun facility and the land from Jiangsu Ever-Glory for US$48,513 per annum under a one year leasing arrangement that expired on December 31, 2011.

(iii) Catch-Luck. Our Catch-Luck facilities include 6,635 square meters of office and production space. Approximately 380 employees work at this location. Our Catch-Luck facility mainly handles manufacturing. These facilities are located on the piece of land for which we have the 50-year land use right.

In addition, under certain lease arrangement between Goldenway and Jiangsu Ever-Glory, Goldenway currently holds the right to lease certain land and use certain building and improvements on that land until 2016.  In December 2008 we leased part of this facility to a non- affiliated third party under a lease with an annual rent of approximately $18,000 pursuant to a two year lease.

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

In November 2011, LA GO GO entered into certain lease agreement with Shahe Village for approximately 10 Mu of land located in Huajiang West Road Shahe Village. The term of the lease is 40 years starting from January 1, 2013. LA GO GO will conduct appropriate renovation and construction and use the facilities as its headquarters.

Item 3. LEGAL PROCEEDINGS

There is no material pending legal proceeding to which we are a party.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHSES OF EQUITY SECURITIES.

Market for Common Equity

Our common stock was quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) initially under the symbol “EGLY” and then it was changed to “EVGY” in 2007.  On July 16, 2008 our common stock commenced trading on the NYSE Amex LLC (“NYSE Amex”)(formerly named the American Stock Exchange and the NYSE Alternext US LLC) under the symbol of “EVK”. As of December 31, 2011, there were approximately 68 shareholders of record of our common stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name. The following table sets forth the high and low bid information for the common stock for each quarter within the last two fiscal years, as reported by the OTCBB on a quarterly basis for the periods during which our common stock was quoted on the OTCBB and as reported by the NYSE Amex from the third quarter of 2008 following our listing thereon.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

NYSE AMEX
	Bid Price
PERIOD	HIGH	LOW
FISCAL YEAR 2011:
Fourth Quarter ended December 31, 2011	$2.00	$1.30
Third Quarter ended September 30, 2011	$2.21	$1.58
Second Quarter ended June 30, 2011	$2.23	$1.79
First Quarter ended March 31, 2011	$2.56	$1.80

FISCAL YEAR 2010
Fourth Quarter ended December 31, 2010	$2.44	$1.78
Third Quarter ended September 30, 2010	$3.09	$1.90
Second Quarter ended June 30, 2010	$3.60	$2.60
First Quarter ended March 31, 2010	$4.60	$2.81

On March 26, 2012, the closing sale price of our common stock on the NYSE Amex was $1.58 per share.

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

Item 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the year ended December 31, 2011 should be read in conjunction with the Financial Statements and corresponding notes included in this annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

The primary business objective for our wholesale segment is to expand our portfolio into higher-class brands, expand our customer base and improve our profit. We believe that our growth opportunities and continued investment initiatives include:

☐	Expand our global sourcing network
☐	Expand our overseas low-cost manufacturing base (outside of mainland China);
☐	Focus on high value-added products and continue our strategy to produce mid to high end apparel
☐	Continue to emphasize product design and technology utilization.
☐	Seek strategic acquisitions of international distributors that could enhance global sales and our distribution network; and
Maintain stable revenue increases in the markets while shifting focus to higher margin wholesale markets such as mainland China.

Retail Business

The business objective for our retail segment is to establish a leading brand of women’s apparel and to build a nationwide retail network in China. As of December 31, 2011, we had 467 stores (including store-in-stores) which included 210 stores were opened and 36 stores were closed in 2011. We expect to open an additional 80-100 stores in 2012. We believe that our growth opportunities and continued investment initiatives include:

☐	Build the LA GO GO brand to be recognized as a major player in the mid-end women's apparel market in China;
☐	Expand the LA GO GO retail network throughout China;
☐	Improve the LA GO GO retail stores’ efficiency and increase same-store sales
☐	Continue to launch LA GO GO flagship stores in Tier-1 Cities and increase penetration and coverage in Tier-2 and Tier-3 Cities
☐	Become a multi-brand operator by seeking opportunities for long-term cooperation with reputable international brands and by facilitating international brands entry into the Chinese market.

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

Global Economic Uncertainty

Our business is dependent on consumer demand for our products. We believe that the significant uncertainty in the global economy and a slowdown in the United States and Europe economies have increased our clients’ sensitivity to the cost of our products. We have experienced continued pricing pressure. If the global economic environment continues to be weak, these worsening economic conditions could have a negative impact on our sales growth and operating margins in our wholesale segment in 2012.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011.  The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued guidance to amend the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  This guidance is effective for interim and annual periods beginning after December 15, 2011, and is to be applied retrospectively.  The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In September 2011, the FASB issued new guidance on testing goodwill for impairment. This guidance gives companies the option to perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount.  If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  This guidance is effective for fiscal years beginning after December 15, 2011.  The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2011 and 2010. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Year Ended December 31
	2011		2010
	(in U.S. Dollars, except for percentages)
Sales	$215,779,014	100.0%	$134,145,710	100.0%
Gross Profit	44,544,115	20.6	26,158,368	19.5
Operating Expenses	32,490,543	15.1	19,542,449	14.6
Income From Operations	12,053,572	5.6	6,615,919	4.9
Other Expenses (Income)	366,323	0.2	(1,227,073)	(0.9)
Income Tax Expense	2,040,246	0.9	1,134,214	0.8
Net Income	$9,647,003	4.5%	$6,708,778	5.0%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the years ended December 31, 2011 and 2010.

	2011	% of total sales	2010	% of total sales	Growth in 2011 compared with 2010
Wholesales business
The People’s Republic of China	$61,908,224	28.7%	$27,880,145	20.8%	122.1%
UK and Other Europe countries	27,161,916	12.6	26,260,437	19.6	3.4
Germany	31,232,561	14.5	21,784,300	16.2	43.4
United States	21,687,984	10.1	16,745,746	12.5	29.5
Japan	20,245,785	9.4	12,174,922	9.1	66.3
Total Wholesales business	162,236,470	75.2	104,845,550	78.2	54.7
Retail business	53,542,544	24.8	29,300,160	21.8	82.7
Total sales	$215,779,014	100.0%	$134,145,710	100.0%	60.9%

Total sales for the year ended December 31, 2011 were $215.8 million, an increase of 60.9% from the year ended December 31, 2010. This increase was primarily attributable to increased sales in our retail business as well as our wholesale business expansion.

Sales generated from our wholesale business contributed $162.2 million or 75.2% of our total sales for the year ended December 31, 2011, compared to $104.8 million or 78.2% for the year ended December 31, 2010. This increase was primarily attributable to increased sales in the PRC, Germany, the United Kingdom and other European Countries and the United States. The increased sales in the wholesale segment was primarily due to the following factors:(i) the progressive adjustment of our wholesale client and product portfolio which resulted in an increase of orders in the wholesale segment; (ii) in response to the global economic uncertainty, in mid 2010 we adjusted our sales strategy to develop more wholesale customers in China. (iii) expansion of our outsourcing base to Vietnam and Cambodia starting from the third quarter of 2010, which significantly increased our production capacity to process more orders;

Sales generated from our retail business contributed $53.5 million or 24.8% of our total sales for the year ended December 31, 2011, an increase of 82.7% compared to $29.3 million or 21.8% for the year ended December 31, 2010. This increase was primarily due to the increase of same store sales and new stores opened. We had 467 LA GO GO stores as of December 31, 2011, compared to 293 LA GO GO stores at December 31, 2010. In 2011 we opened 210 new LA GO GO stores.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment and rent for retail stores, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the years ended December 31, 2011 and 2010.

	For the Year Ended December 31,
	2011		2010		Growth(Decrease) in 2011
	(in U.S. dollars, except for percentages)				compared with 2010
Wholesale Sales	$162,236,470	100.0%	$104,845,550	100.0%	54.7%
Raw Materials	79,383,219	48.9	49,361,480	47.1	60.8
Labor	4,030,556	2.5	3,972,187	3.8	1.5
Outsourced Production Costs	51,995,950	32.0	34,958,995	33.3	48.7
Other and Overhead	551,687	0.3	456,197	0.4	20.9
Total Cost of Sales for Wholesale	135,961,412	83.8	88,748,859	84.6	53.2
Gross Profit for Wholesale	26,275,058	16.2	16,096,691	15.4	63.2
Net Sales for Retail	53,542,544	100.0	29,300,160	100.0	82.7
Production Costs	16,794,347	31.4	8,897,731	30.4	88.7
Rent	18,479,141	34.5	10,340,752	35.3	78.7
Total Cost of Sales for Retail	35,273,488	65.9	19,238,483	65.7	83.3
Gross Profit for Retail	18,269,056	34.1	10,061,677	34.3	81.6
Total Cost of Sales	171,234,899	79.4	107,987,342	80.5	58.6
Gross Profit	$44,544,115	20.6%	$26,158,368	19.5%	70.3%

For our wholesale business raw material costs increased 60.8% to $79.4 million in 2011 from $49.4 million in 2010. As a percent of sales, raw material costs accounted for 48.9% of our total sales in 2011, an increase of 1.8% compared to 2010. The increase was mainly due to increased raw material prices.

For our wholesale business labor costs increased 1.5% to $4.0 million in 2011 from 2010. As a percent of sales, labor costs accounted for 2.5% of our total sales in 2011, a decrease of 1.3% compared to 2010. Our own factories’ product capacity is limited and most of the increased orders in 2011 were outsourced.

Outsourced production costs for our wholesale business increased 48.7% to $52.0 million in 2011 from $35.0 million in 2010. As a percent of sales, outsourced production costs were 32.0% of our total sales in 2011, a decrease of 1.3% compared to 2010. This decrease was primarily attributable to: (i) the outsourced manufacturing costs in the PRC decreased because we had available domestic capacity in 2011, compared with limited capacity in 2010, and our Chinese suppliers were willing to lower their prices due to their excess production capacity (ii) outsourced orders of approximately $7.0 million to our related entities in Vietnam and Cambodia, which have lower labor costs compared to orders outsourced to Chinese factories.

Overhead and other expenses for our wholesale business accounted for 0.3% of our total sales in 2011, compared to 0.4% of total sales in 2010.

For our wholesale business gross profit in 2011 was $26.3 million, an increase of 63.2% compared to 2010. Gross margin was 16.2% in 2011, an increase of 0.8% compared to 2010.

For our retail business production costs were $16.8 million in 2011 as compared to $8.9 million in 2010. As a percent of sales, retail production costs accounted for 31.4% of our total sales in 2011, compared to 30.4% of total sales in 2010. The increase was due to we reduced sales prices for increased sales volume.

Rent costs for our retail business were $18.5 million in 2011 compared to $10.3 million in 2010. As a percent of sales, rent costs accounted for 34.5% of our total retail sales in 2011, compared to 35.3% of total retail sales in 2010. Total rent costs increased as a result of the increase in the number of our stores. The decrease in rent costs as a percentage of total retail sales was due to an increase of same store sales in 2011.

Gross profit in our retail business in 2011 was $18.3 million and gross margin was 34.1%. Gross profit in our retail business in 2010 was $10.1 million and gross margin was 34.3%.

Total cost of sales in 2011 was $171.2 million, compared to $108.0 million in 2010, an increase of 58.6%. As a percentage of total sales, cost of sales decreased to 79.4% of total sales in 2011, compared to 80.5% of total sales in 2010. Consequently, gross margin increased to 20.6% in 2011 from 19.5% in 2010.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. Some of our customers also furnish us with raw materials so that we can manufacture their products. For our wholesale business, purchases from our five largest suppliers represented approximately 15.8% and 18.2% of raw materials purchases in 2011 and 2010, respectively. No single supplier provided more than 10% of our raw materials purchases in 2011 and 2010. For our retail business, purchases from our five largest suppliers represented approximately 27.1% and 26.4% of raw materials purchases in 2011 and 2010, respectively. No single supplier provided more than 10% of our total purchases in 2011 and 2010. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

We also purchase finished goods from contract manufacturers. For our wholesale business, purchases from our five largest contract manufacturers represented approximately 40.1% and 39.7% of finished goods purchases in 2011 and 2010, respectively. One contract manufacturer provided approximately 12.7% of our finished goods purchases in 2011. Two contract manufacturers provided approximately 13.8% and 10.3% of our finished goods purchases in 2010. For our retail business, our five largest contract manufacturers represented approximately 24.6% and 35.1% of finished goods purchases in 2011 and 2010, respectively. No single contract manufacturer provided more than 10% of our finished goods purchases in 2011. One contract manufacturer provided 11.6% of our finished goods purchases in 2010. We have not experienced difficulty in obtaining finished products from our contract manufacturers and we believe we maintain good relationships with our contract manufacturers.

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

	For the Years Ended December 31,
	2011		2010		Increase
	(in U.S. Dollars, except for percentages)
Gross Profit	$44,544,115	20.6%	$26,158,368	19.5%	70.3%
Operating Expenses
Selling Expenses	18,145,937	8.4	9,760,424	7.3	85.9
General and Administrative Expenses	14,344,606	6.6	9,782,025	7.3	46.6
Total Operating Expenses	32,490,543	15.1	19,542,449	14.6	66.3
Income from Operations	$12,053,572	5.6%	$6,615,919	4.9%	82.2%

Selling expenses were $18.1 million in 2011, an increase of 85.9% or $8.4 million compared to 2010. As a percent of sales, Selling expense accounted for 8.4% of our total sales in 2011, an increase of 1.1% compared to 2010. The increase was attributable to an increase in salaries and the number of staff at LA GO GO, as well as the increased decoration and marketing expenses associated with the promotion of LA GO GO.

General and administrative expenses were $14.3 million in 2011, an increase of $4.6 million compared to 2010. As a percent of sales, general and administrative expenses accounted for 6.6% of our total sales in 2011, a decrease of 0.7% compared to 2010. The general and administrative expenses increase was attributable to an increase in payroll for additional management, and design and marketing staff as a result of our business expansion. The decrease in general and administrative expenses as a percentage of total sales was due to an increase in our sales.

Income from Operations

Income from operations increased 82.2% to $12.1 million in 2011 from $6.6 million in 2010. As a percent of sales, income from operations accounted for 5.6% of our total sales in 2011, an increase of 0.7% compared to 2010.

Interest Expense

Interest expense was $1.4 million in 2011, an increase of 295% compared to the same period in 2010. The increase was due to the increased bank loans as a result of our business expansion.

Change in fair value of derivative liability

Change in fair value of derivative liability was the gain of $0.2 million and $1.0 million based on the Binnomial Lattice model for 2011 and 2010, respectively.

Income Tax Expense

Income tax expense was $2.0 million in 2011, an increase of 79.9% compared to 2010. The increase was due to increased taxable income.

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

Net Income

Net income in 2011 was $9.6 million, an increase of 43.8% compared to 2010. Our diluted earnings per share were $0.65 and $0.45 for the years ended December 31, 2011 and 2010, respectively.

Noncontrolling Interest

On January 9, 2008, Goldenway entered into an Agreement with Shanghai La Chapelle to form a joint venture to develop, promote and market a new line of women’s wear in China. Goldenway agreed to initially invest RMB 6.0 Million (approximately $0.8 million) in cash, and La Chapelle agreed to invest RMB 4.0 Million (approximately $0.6 million) in cash, for a 60% and 40% interest in the joint venture, respectively. The joint venture is included in the Company’s consolidated financial statements from 2008, and through April 23, 2010 the 40% interest held by La Chapelle was classified as a noncontrolling interest. As of March 31, 2010, the noncontrolling interest was approximately $0.7 million. On April 23, 2010, Ever-Glory Apparel acquired the noncontrolling interest in LA GO GO from Shanghai La Chapelle for approximately RMB6.2 million (US $0.9 million), which in accordance with ASC 810-10-45-23, was allocated to the reduction of the noncontrolling interest balance of approximately $0.7 million and additional paid in capital of approximately $0.2 million.

Summary of Cash Flows

Summary cash flows information for 2011 and 2010 is as follows:

	2011	2010
Net cash used in operating activities	$(403,313)	$(7,711,562)
Net cash used in investing activities	$(3,892,831)	$(1,039,738)
Net cash provided by financing activities	$9,177,986	$8,719,711

Net cash used in operating activities for the year ended December 31, 2011 was approximately $0.4 million compared with approximately $7.7 million during the year ended December 31, 2010. This decrease was mainly due to the increased inventories and accounts receivable.

Net cash used in investing activities was approximately $3.9 million for the year ended December 31, 2011, compared with approximately $1.0 million during the year ended December 31,2010. The increase was mainly due to increased equipment purchases.

Net cash provided by financing activities was approximately $9.2 million for the year ended December 31, 2011, compared with approximately $8.7 million during the year ended December 31, 2010. The increase was due to bank loan proceeds of approximately $65.3 million and repayments of bank loans of approximately $55.1 million, compared to $36.2 and $25.8 in 2010.

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of approximately $8.8 million, total current assets of approximately $119.2 million and current liabilities of approximately $84.5 million. We presently finance our operations primarily from cash flows from our operations and borrowings from banks, and we anticipate that these will continue to be our primary source of funds to finance our short-term cash needs.

Bank Loans

On August 2, 2010, Goldenway entered into a two-year revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.86 million (RMB50 million). As of December 31, 2011, under this agreement, the Company had borrowed approximately $7.86 million (RMB50 million) with annual interest rates 7.02%, and due on various dates from January to June 2012. These borrowings are guaranteed by Jiangsu Ever-Glory, an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These borrowings are also collateralized by the Company’s property and equipment.

On March 11, 2010, Ever-Glory Apparel entered into a one-year line of credit agreement for approximately $7.86 million (RMB50 million) with Nanjing Bank. On April 7, 2011, the agreement was extended until April 6, 2012. As of December 31, 2011, $0.73 million of bank loans were outstanding under this agreement, with annual interest rates 5.43%, due on various dates from January to March 2012, and collateralized by approximately $1.1 million of accounts receivable from wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. At December 31, 2011, approximately $7.13 million was unused and available. Approximately $0.73 million was repaid in January and March 2012.

As of December 31, 2011, LA GO GO had borrowed $1.57 million (RMB10.0 million) from Nanjing Bank with an annual interest rate of 7.87% and due on various dates from April 2012 to June 2012. This loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang .

As of December 31, 2011, New Tailun had borrowed $1.57 million (RMB 10.0 million) from Nanjing Bank with an annual interest rate of 8.6% and due in June 2012. This loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang .

As of December 31, 2011, Ever-Glory Apparel had borrowed $2.68 million from Shanghai Pudong Development Bank with an annual interest rate of 7.01%. The loan is guaranteed by Goldenway, and collateralized by approximately $3.9 million of accounts receivable from wholesale customers. This loan is due on various dates from January 2012 to February 2012.

On January 4, 2011, Goldenway finalized a new one-year line of credit agreement for approximately $6.28 million (RMB40 million) with Shanghai Pudong Development Bank. As of December 31, 2011, Goldenway had borrowed the maximum amount available under the line of $6.28 million (RMB40 million), with an annual interest rate of 7.55%. These loans are collateralized by certain properties and land use rights of Goldenway, and are due in November 2012.

As of December 31, 2011, Ever-Glory Apparel had borrowed $5.29 million (RMB33.7 million) from the Industrial and Commercial Bank of China with an annual interest rate from 6.1% to 6.71%. The loans were due on various dates from January 2012 to February 2012, were guaranteed by Jiangsu Ever-Glory and were repaid in full in January and February 2012.

As of December 31, 2011, Ever-Glory Apparel had borrowed $1.57 million from the Bank of Communications with an annual interest rate of 7.22%, and due in June 2012. The loan is guaranteed by Jiangsu Ever-Glory and the Company's chairman and CEO, Mr. Kang. In addition, Ever-Glory Apparel had borrowed $1.09 million from the Bank of Communications with annual interest rates ranging from 3.93% to 5.34%, due on various dates from January 2012 to March 2012, guaranteed by Jiangsu Ever-Glory and Mr. Kang, and collateralized by approximately $1.56 million of accounts receivable from wholesale customers. Approximately $1.09 million was repaid in through March 12, 2012.

On July 29, 2011, Ever-Glory Apparel and Perfect Dream collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $7.0 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of December 31, 2011, Ever-Glory Apparel had borrowed $0.53 million from HSBC with an annual interest rate of 6.1% and collateralized by approximately $0.78 million of accounts receivable from wholesale customers. Approximately $6.47 million was unused and available.The loan was repaid in full in March 2012.

Total interest expense on bank loans was approximately $1.4 million and $0.4 million for the years ended December 31, 2011 and 2010, respectively. All bank loans are used to fund our daily operations.

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

We believe our cash flows from operations together with our cash and cash equivalents currently on hand as well as borrowings from banks will be sufficient to meet our needs for working capital, capital expenditure and other commitments through the end of 2012. No assurance can be made that additional financing will be available to us if required, and adequate funds may not be available on terms acceptable to us.

As of December 31, 2010, we had access to approximately $29.0 million in lines of credit, of which approximately $13.6 million was unused and available. These credit facilities do not include any covenants.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004 the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of December 31, 2011, the market foreign exchange rate had increased to 6.37 RMB to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future, and will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel and LA GO GO (whose functional currency is RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All exchange differences are recorded within equity. The foreign currency translation gain for the years ended December 31, 2011 and 2010 was approximately $1.3 million and $1.2 million respectively.

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

As of December 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Ever-Glory International Group, Inc.

We have audited the accompanying consolidated balance sheets of Ever-Glory International Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, equity and cash flows for each of the two years in the period ended December 31, 2011.  These financial statements are the responsibility of Ever-Glory International Group, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ever-Glory International Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/GHP Horwath, P.C.
Denver, Colorado
March 28, 2012

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010

ASSETS
	2011	2010

CURRENT ASSETS
Cash and cash equivalents	$8,822,581	$3,691,653
Accounts receivable	50,634,388	36,334,684
Inventories	36,874,804	26,210,714
Value added tax receivable	1,908,436	1,755,697
Other receivables and prepaid expenses	1,122,570	1,000,775
Advances on inventory purchases	2,177,544	2,150,345
Amounts due from related party	17,623,712	10,102,559
Total Current Assets	119,164,035	81,246,427

LAND USE RIGHT, NET	2,845,552	2,815,760
PROPERTY AND EQUIPMENT, NET	13,210,628	12,580,757
TOTAL ASSETS	$135,220,215	$96,642,944

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loans	$29,185,381	$18,139,781
Loan from related party	-	999,811
Accounts payable	41,466,844	29,938,541
Accounts payable and other payables - related parties	2,759,003	1,463,120
Other payables and accrued liabilities	5,996,434	3,507,196
Value added and other taxes payable	2,268,872	1,221,441
Income tax payable	368,714	308,807
Deferred tax liabilities	2,460,377	1,127,753
Total Current Liabilities	84,505,625	56,706,450

LONG-TERM LIABILITIES
Derivative liability	390,800	606,800
Total Long-term Liabilities	390,800	606,800
TOTAL LIABILITIES	84,896,425	57,313,250

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Stockholders' equity:
Preferred stock ($.001 par value, authorized 5,000,000 shares,
no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares,
14,760,873 and 14,750,783 shares issued and outstanding
as of December 30, 2011 and December 31, 2010, respectively)	14,761	14,751
Additional paid-in capital	3,532,369	3,512,380
Retained earnings	34,976,853	26,419,672
Statutory reserve	5,311,921	4,222,098
Accumulated other comprehensive income	6,487,886	5,160,793
Total Stockholders' Equity	50,323,790	39,329,694
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$135,220,215	$96,642,944

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

SALES	$215,779,014	$134,145,710

COST OF SALES	171,234,899	107,987,342

GROSS PROFIT	44,544,115	26,158,368

OPERATING EXPENSES
Selling expenses	18,145,937	9,760,424
General and administrative expenses	14,344,606	9,782,025
Total operating expenses	32,490,543	19,542,449

INCOME FROM OPERATIONS	12,053,572	6,615,919

OTHER INCOME (EXPENSE)
Interest income	703,039	125,492
Interest expense	(1,446,192)	(490,001)
Change in fair value of derivative liability	216,000	1,021,039
Other income	160,830	221,404
Gain on sale of investment	-	349,139
Total other income(expense)	(366,323)	1,227,073

INCOME BEFORE INCOME TAX EXPENSE	11,687,249	7,842,992

INCOME TAX EXPENSE	(2,040,246)	(1,134,214)

NET INCOME	9,647,003	6,708,778

LESS:NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST		(58,701)

NET INCOME ATTRIBUTABLE TO THE COMPANY	$9,647,003	$6,650,077

NET INCOME	$9,647,003	$6,708,778

Foreign currency translation gain	1,327,093	1,216,623

COMPREHENSIVE INCOME	10,974,096	7,925,401

COMPREHENSIVE INCOME ATTRIBUTABLE TO
THE NONCONTROLLING INTEREST		(58,721)

COMPREHENSIVE INCOME ATTRIBUTABLE TO
THE COMPANY	$10,974,096	$7,866,680

EARNINGS PER SHARE:
Basic and diluted	$0.65	$0.45
Weighted average number of shares outstanding
Basic and diluted	14,757,319	14,737,945

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

			Additional	Retained Earnings		Accumulated other	Non-
	Common Stock		paid-in		Statutory	comprehensive	controlling
	Shares	Amount	capital	Unrestricted	reserve	income	interest	Total
Balance at January 1, 2010	13,560,240	13,560	3,615,357	20,406,245	3,585,448	3,934,437	$665,546	32,220,593

Stock issued for compensation	9,132	10	26,270					26,280
Stock issued for acquisition of Catch-luck	1,153,846	1,154	(1,154)					-
Stock issued for services	27,565	27	71,642					71,669
Acquisition of the noncontrolling interest			(199,735)			9,733	(724,247)	(914,249))
Net income			-	6,650,077			58,701	6,708,778
Transfer to reserve				(636,650)	636,650			-
Foreign currency translation gain				-		1,216,623		1,216,623
Balance at December 31, 2010	14,750,783	$14,751	$3,512,380	$26,419,672	$4,222,098	$5,160,793	-	$39,329,694

Stock issued for compensation	10,090	10	19,989					19,999
Net income				9,647,004				9,647,004
Transfer to reserve				(1,089,823)	1,089,823			-
Foreign currency translation gain						1,327,093		1,327,093
Balance at December 31, 2011	14,760,873	$14,761	$3,532,369	$34,976,853	$5,311,921	$6,487,886	-	$50,323,790

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,647,003	$6,708,778
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation and amortization	3,776,545	2,342,539
Change in fair value of derivative liability	(216,000)	(1,021,039)
Deferred income tax	1,332,624	705,854
Interest on loans from related party	909	-
Stock issued for services	-	26,280
Stock-based compensation	19,999	71,669
Gain on sale of investment	-	(349,139)
Changes in operating assets and liabilities
Accounts receivable	(12,982,656)	(22,652,993)
Inventories	(9,631,468)	(13,047,456)
Value added tax receivable	(88,749)	(975,280)
Other receivables and prepaid expenses	(26,379)	(266,342)
Advances on inventory purchases	(14,682)	(1,759,176)
Amounts due from related parties	(6,725,157)	3,087,378
Accounts payable	10,210,707	15,888,227
Accounts payable and other payables- related parties	813,218	1,035,912
Advances from customers	-	1,119,070
Other payables and accrued liabilities	2,445,334	74,087
Value added and other taxes payable	987,338	1,002,692
Income tax payable	48,101	297,377
Net cash used in operating activities	(403,313)	(7,711,562)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,892,831)	(1,984,027)
Proceeds from sale of cost investment	-	1,828,518
Payment for acquisition of noncontrolling interest	-	(914,249)
Proceeds from sale of property and equipment	-	30,020
Net cash used in investing activities	(3,892,831)	(1,039,738)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	65,322,164	36,194,090
Repayment of bank loans	(55,143,458)	(25,824,349)
Repayment of loans from related party	(1,000,720)	(1,650,030)
Net cash provided by financing activities	9,177,986	8,719,711

EFFECT OF EXCHANGE RATE CHANGES ON CASH	249,086	167,497

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,130,928	135,908

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,691,653	3,555,745

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,822,581	$3,691,653

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$1,445,212	$377,444
Income taxes	$701,251	$161,311

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Ever-Glory International Group, Inc., and subsidiaries (“Ever-Glory” or “the Company”) was incorporated in Florida in 1994, and is an apparel supply chain management provider, manufacturer, distributor and retailer based in the People’s Republic of China (“PRC”), with customers in China, the United States, Europe and Japan. Our business is focused on middle to high-end casual wear, outerwear and sportswear brands for men, women and children. The following are the Company’s subsidiaries as of December 31, 2011.

Perfect Dream Limited (“Perfect Dream”), a wholly-owned subsidiary of Ever-Glory, was incorporated in the British Virgin Islands in 2004.

Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”), a wholly-owned subsidiary of Perfect Dream, was incorporated in Samoa in 2009. Ever-Glory HK is principally engaged in the import and export of apparel, fabric and accessories.

Goldenway Nanjing Garments Co. Ltd. (“Goldenway”), a wholly-owned subsidiary of Perfect Dream, was incorporated in the PRC in 1993.

Nanjing Catch-Luck Garments Co, Ltd. (“Catch-Luck”), a wholly-owned subsidiary of Perfect Dream, was incorporated in the PRC in 1995.

Nanjing New-Tailun Garments Co. Ltd. (“New-Tailun’), a wholly-owned subsidiary of Perfect Dream, was incorporated in the PRC in 2006.

Ever-Glory International Group Apparel Inc.(“Ever-Glory Apparel”), a wholly-owned subsidiary of Goldenway, was incorporated in the PRC in 2009.

Shanghai LA GO GO Fashion Company Limited (“LA GO GO”), a wholly-owned subsidiary of Ever-Glory Apparel, was incorporated in the PRC in 2008.

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

DECEMBER 31, 2011 AND 2010

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

As of December 31, 2011 and 2010, the Company considers all its accounts receivable to be collectable and no provision for doubtful accounts has been made in the consolidated financial statements.

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

DECEMBER 31, 2011 AND 2010
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

Long-Lived Assets

Long-lived assets, property, equipment and land use rights held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. There were no impairments of long-lived assets as of December 31, 2011.

Cost Investment

Through April 2010, the Company held a 10% equity investment in Shanghai La Chapelle Garment and Accessories Company Limited (“La Chapelle”) . In April 2010, the Company sold its 10% equity interest in La Chapelle to two unrelated third parties for approximately RMB12 million (US$1.8 million) and recorded a gain on the sale of approximately RMB2 million(US$350,000).

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010
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

At December 31, 2011, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions that management considers to be of a high quality.

The Company has adopted ASC 825-10 “Financial Instruments”, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings.

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

Local transportation charges and production inspection charges are included in selling expenses and totalled $101,463 and $51,082 in the years ended December 31,  2011 and 2010, respectively.

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

The Company has adopted ASC 740 "Income Taxes" pursuant to which tax positions are recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company does not have any material unrecognized tax benefits and the Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2011 and 2010. The Company’s effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses, temporary differences, and preferential tax treatment.

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010
The Company files income tax returns with the relevant government authorities in the U.S. and the PRC. The Company is not subject to U.S. federal tax examinations for years before 2007.

Noncontrolling Interest

At January 1, 2010, noncontrolling interest consisted of the 40% interest in LA GO GO  held by La Chapelle. In April 2010, Ever-Glory Apparel acquired 100% of the noncontrolling interest in LA GO GO from La Chapelle.

Foreign Currency Translation and Other Comprehensive Income

The reporting currency of the Company is the U.S. dollar. The functional currency of Ever-Glory, Perfect Dream and Ever-Glory HK is the U.S. dollar. The functional currency of Goldenway, New Tailun, Catch-luck, Ever-Glory Apparel and LA GO GO is the Chinese RMB.

For the subsidiaries whose functional currency is the RMB, all assets and liabilities are translated at the exchange rate on the balance sheet date; equity is translated at historical rates and items in the statement of income are translated at the average rate for the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity and amounted to $6,487,886 and $5,160,793 as of December 31, 2011 and 2010, respectively. Assets and liabilities at December 31, 2011 and 2010 were translated at RMB6.37 and RMB6.59 to $1.00 respectively. The average translation rates applied to income statement accounts and statement of cash flows for the years ended December 31, 2011 and 2010 were RMB6.47 and RMB6.76 to $1.00, respectively. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Translation gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred and amounted to $(96,496) and $143,678 for the years ended December 31, 2011 and 2010, respectively.

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

Earnings Per Share

The Company reports earnings per share in accordance ASC 260 Earnings Per Share, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Further, if the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split, the computations of a basic and diluted EPS shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

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

Segments

The Company applies ASC 280 Segment Reporting which establishes standards for operating information regarding operating segments in financial statements and requires selected information for those segments to be presented in financial reports issued to stockholders. ASC 280 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company reports financial and operating information in two segments:

(1)	Wholesale apparel manufacture and sales

(2)	Retail sales of own-brand clothing

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

Recently Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between GAAP and International Financial Reporting Standards.  This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures.  This guidance is effective for interim and annual periods beginning after December 15, 2011.  The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued guidance to amend the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  This guidance is effective for interim and annual periods beginning after December 15, 2011, and is to be applied retrospectively.  The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In September 2011, the FASB issued new guidance on testing goodwill for impairment.  This guidance gives companies the option to perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount.  If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  This guidance is effective for fiscal years beginning after December 15, 2011.  The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 3 – INVENTORIES

Inventories at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Raw materials	$5,606,073	$3,249,263
Work-in-progress	7,919,403	12,441,619
Finished goods	23,916,206	10,798,753
	37,441,682	26,489,635
Less: allowance for obsolete inventories	(566,878)	(278,921)
Total inventories	$36,874,804	$26,210,714

NOTE 4 - LAND USE RIGHTS

In 2006, the Company obtained a fifty-year land use right on 112,442 square meters of land in the Nanjing Jiangning Economic and Technological Development Zone.

Land use rights at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Land use rights	$3,163,861	$3,163,861
Less: accumulated amortization	(318,309)	(348,101)
Land use rights, net	$2,845,552	$2,815,760

Amortization expense was $69,275 and $68,019 for the years ended December 31, 2011 and 2010, respectively. Future expected amortization expense for land use rights is approximately $70,000 for each of the next five years.

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2011 and 2010:

	2011	2010
Property and plant	$18,742,014	$15,691,694
Equipment and machinery	3,883,441	3,674,395
Office equipment and furniture	917,702	682,612
Motor vehicles	499,702	377,121
	24,042,859	20,425,822
Less: accumulated depreciation	10,832,231	7,845,065
Property and equipment, net	$13,210,628	$12,580,757

Depreciation expense was $3,707,270 and $2,274,520 for the years ended December 31, 2011 and 2010, respectively.

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 6 - OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2011 and 2010 consisted of the following:
	2011	2010
Building construction costs payable	$410,542	$1,405,866
Accrued professional fees	121,844	194,781
Accrued wages and welfare	3,289,674	1,729,787
Other payables	2,174,374	176,762
Total other payables and accrued liabilities	$5,996,434	$3,507,196

NOTE 7 - BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short term bank loans consisted of the following at December 31, 2011 and 2010:

Bank	2011	2010
Nanjing Bank	$11,731,223	$9,930,511
Shanghai Pudong Development Bank	8,966,382	6,068,000
Industrial and Commercial Bank of China	5,294,270	606,800
Bank of Communications	2,660,562	683,700
The Hong Kong and Shanghai Bank	532,944	-
Everbright Bank	-	577,710
Bank of Shanghai	-	273,060
	$29,185,381	$18,139,781

On August 2, 2010, Goldenway entered into a two-year revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.86 million (RMB50 million). As of December 31, 2011, under this agreement, the Company had borrowed approximately $7.86 million (RMB50 million) with annual interest rates 7.02%, and due on various dates from January to June 2012.  These borrowings are guaranteed by Jiangsu Ever-Glory, an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These borrowings are also collateralized by the Company’s property and equipment.

On March 11, 2010, Ever-Glory Apparel entered into a one-year line of credit agreement for approximately $7.86 million (RMB50 million) with Nanjing Bank. On April 7, 2011, the agreement was extended until April 6, 2012. As of December 31, 2011, $0.73 million of bank loans were outstanding under this agreement, with annual interest rates 5.43%, due on various dates from January to March 2012, and collateralized by approximately $1.1 million of accounts receivable from wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. At December 31, 2011, approximately $7.13 million was unused and available. Approximately $0.73 million was repaid in January and March 2012.

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

As of December 31, 2011, LA GO GO had borrowed $1.57 million (RMB10.0 million) from Nanjing Bank with an annual interest rate of 7.87% and due on various dates from April 2012 to June 2012. This loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang .

As of December 31, 2011, New Tailun had borrowed $1.57 million (RMB 10.0 million) from Nanjing Bank with an annual interest rate of 8.6% and due in June 2012. This loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang .

As of December 31, 2011, Ever-Glory Apparel had borrowed $2.68 million from Shanghai Pudong Development Bank with an annual interest rate of 7.01%. The loan is guaranteed by Goldenway, and collateralized by approximately $3.9 million of accounts receivable from wholesale customers. This loan is due on various dates from January 2012 to February 2012.

On January 4, 2011, Goldenway finalized a new one-year line of credit agreement for approximately $6.28 million (RMB40 million) with Shanghai Pudong Development Bank. As of December 31, 2011, Goldenway had borrowed the maximum amount available under the line of $6.28 million (RMB40 million), with an annual interest rate of 7.55%. These loans are collateralized by certain properties and land use rights of Goldenway, and are due in November 2012.

As of December 31, 2011, Ever-Glory Apparel had borrowed $5.29 million (RMB33.7 million) from the Industrial and Commercial Bank of China with an annual interest rate from 6.1% to 6.71%. The loans were due on various dates from January 2012 to February 2012, were guaranteed by Jiangsu Ever-Glory, and were repaid in full in January and February 2012.

As of December 31, 2011, Ever-Glory Apparel had borrowed $1.57 million from the Bank of Communications with an annual interest rate of 7.22%, and due in June 2012. The loan is guaranteed by Jiangsu Ever-Glory and the Company's chairman and CEO, Mr. Kang. In addition, Ever-Glory Apparel had borrowed $1.09 million from the Bank of Communications with annual interest rates ranging from 3.93% to 5.34%, due on various dates from January 2012 to March 2012, guaranteed by Jiangsu Ever-Glory and Mr. Kang, collateralized by approximately $1.56 million of accounts receivable from wholesale customers, all of which was repaid through March 12, 2012.

On July 29, 2011, Ever-Glory Apparel and Perfect Dream collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $7.0 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of December 31, 2011, Ever-Glory Apparel had borrowed $0.53 million from HSBC with an annual interest rate of 6.1% and collateralized by approximately $0.78 million of accounts receivable from wholesale customers. Approximately $6.47 million was unused and available.The loan was repaid in full in March 2012.

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

Total interest expense on bank loans was $1,445,212 and $377,444 for the years ended December 31, 2011and 2010, respectively.

NOTE 8 DERIVATIVE WARRANT LIABILITY

The Company has 840,454 warrants outstanding that require liability classification because of certain provisions that may result in an adjustment to their exercise price (Note 11). The liability has been adjusted to fair value. The adjustments decreased liability (and increased other income) by $216,000 and $1,021,039 for the years ended December 31, 2011 and 2010, respectively.

NOTE 9 - INCOME TAX

Pre-tax income for the years ended December 31, 2011 and 2010 was taxable in the following jurisdictions:
	2011	2010
PRC	$8,603,740	$5,439,758
Samoa	2,638,417	(38,728)
BVI	255,092	1,516,044
Others	190,000	925,918
	$11,687,249	$7,842,992

The company was corporated in Florida and is subject United States (“US”) tax law. It is management’s intention to reinvest all the income attributable to the Company earned by its operations outside the US. Accordingly no US corporate income tax is provided in these consolidated financial statements.

Perfect Dream was incorporated in the British Virgin Islands (BVI), and under the current laws of the BVI dividends and capital gains arising from the Company’s investments in the BVI are not subject to income taxes.

Ever-Glory HK was incorporated in Samoa on September 15, 2009, and under the current laws of Samoa has no liabilities for income tax.

The Company’s operating subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (“the Income Tax Laws”).

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

Below is a summary of the income tax rates for each of our PRC subsidiaries in 2010 and 2011.

	Goldenway	New-Tailun	Catch-Luck	LA GO GO	Ever-Glory Apparel
2010	25.0%	12.5%	12.5%	25.0%	25.0%
2011	25.0%	25.0%	25.0%	25.0%	25.0%

Income tax expense for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010

Current	$707,622	$428,360
Deferred	1,332,624	705,854
Income tax expense	$2,040,246	$1,134,214

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the years ended December 31, 2011 and 2010:

	2011	2010
PRC statutory rate	25.0%	25.0%
Non-taxable items	(0.6)	(4.8)
Effect of foreign income tax rates	(6.2)	(4.7)
Income tax exemption	(0.1)	(2.0)
Other	(0.6)	1.0
Effective income tax rate	17.5%	14.5%

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

At December 31, 2011 and 2010, deferred tax liabilities arise from temporary differences relating to sales and purchase invoices, which, for PRC tax purposes are recorded upon issuance of invoices, and which are recorded upon delivery or shipment for book purposes.

NOTE 10 - EARNINGS PER SHARE

Basic and diluted earnings per share for 2011 and 2010 were calculated as follows:

	2011	2010
Weighted average number of common shares- Basic and diluted	14,757,319	14,737,945

Earnings per share - basic and diluted	$0.65	$0.45

For each of the years ended December 31, 2011 and 2010, the Company excluded 840,454 warrants outstanding from diluted earnings per share because the exercise price of $3.20 exceeded the average trading price of $1.88 and $2.83 for the years ended December 31, 2011 and 2010, respectively, making these warrants anti-dilutive.

NOTE 11 - STOCKHOLDERS’ EQUITY

Stock Issued for Acquisition of Entity under Common Control

In April 2010, the Company issued 1,153,846 shares of restricted common stock to a related company as part of the consideration for the 2006 acquisition of Catch-Luck.

Stock Issued to Independent Directors

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

On March 14, 2012, the Company issued an aggregate of 3,346 shares of its common stock to the Company’s three independent directors as compensation for their services in the third and fourth quarters of 2011. The shares were valued at $1.94 per share, which was the average market price of the common stock for the five days before the grant date.

On March 21, 2012, the Company issued an aggregate of 1,723 shares of its common stock to one of the Company’s independent director as compensation for her services in the third and fourth quarters of 2011. The shares were valued at $1.94 per share, which was the average market price of the common stock for the five days before the grant date.

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

As of December 31, 2011, New-Tailun and Catch-Luck had fulfilled the 50% statutory reserve contribution requirement; therefore no further transfers are required for those entities. In 2011 Goldenway appropriated $275,387, Ever-Glory Apparel appropriated $739,511 and LA GO GO appropriated $74,925 to the statutory reserve.

Warrants

The Company has 840,454 warrants outstanding in connection with a 2007 private placement. The warrants are exercisable at $3.20 per share on or before June 6, 2013.

Following is a summary of the status of warrants outstanding and exercisable at December 31, 2011 and 2010:

2011			2010
Exercise Price	Number of Shares	Average Remaining Contractual Life	Average Exercise Price	Number of Shares	Average Remaining Contractual Life
$3.20	840,454	1.43	$3.20	840,454	2.43

Total	840,454			840,454

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 12 - RELATED PARTY TRANSACTIONS

Mr. Kang is the Company’s Chairman and Chief Executive Officer. Ever-Glory Hong Kong is the Company’s major shareholder. Mr. Xiaodong Yan is Ever-Glory Hong Kong’s sole shareholder. All transactions associated with the following companies controlled by Mr. Kang or Mr. Yan are considered to be related party transactions, and it is possible that the terms of these transactions may not be the same as those that would result from transanctions among unrelated parties. All related party outstanding balances are short-tem in nature and are expected to be settled in cash.

Other income from Related Parties

Included in other income for the years ended December 31,2011 and 2010 is rent revenue from entities controlled by Mr. Kang under operating lease agreements with various terms though 2015 as follows:

	2011	2010
EsCeLav	$11,783	$11,095
Jiangsu Heng-rui	22,151	20,859
Nanjing Eight-One-Five Hi-tech (M&E) Co.,Ltd.	15,710
Total	$49,644	$31,954

Purchases from, and Sub-contracts with Related Parties

In connection with the Company’s tax planning strategies relating to VAT, raw materials are sourced by the Company in the PRC and shipped to related party contract manufacturers in Vietnam and Cambodia. The raw materials were originally purchased by the Company, and, through a series of transactions, were sold at cost to, and repurchased at cost from, Jiangsu Ever-Glory. These transactions amounted to approximately $1.2 million (RMB7.5 million) and $4.5 million (RMB30.0 million) during the years ended, 2011 and 2010, respectively, and have been netted against each other for financial reporting purposes.

The Company purchased raw materials of $3,206,064 and $4,004,040 during the years ended 2011 and 2010, respectively, from Jiangsu Ever-Glory.

The Company purchased raw materials of $3,549,501 and $2,994,784 during the years ended 2011 and 2010, respectively, from Nanjing Knitting.

In addition, the Company sub-contracted certain manufacturing work to related companies totaling $7,911,034 and $4,067,286 for the years ended December 31, 2011 and 2010, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

Sub-contracts with related parties included in cost of sales for the years ended December 31, 2011 and 2010, are as follows:
	2011	2010
Nanjing Knitting	$56,916	$-
Nanjing Ever-Kyowa	842,055	1,065,741
Ever-Glory Vietnam	4,420,490	1,711,630
Ever-Glory Cambodia	2,517,925	588,671
EsC'eLav	60,675	-
Jiangsu Ever-Glory	12,973	701,244
	$7,911,034	$4,067,286

Accounts Payable – Related Parties

The Company purchases raw materials from and subcontracts some of its production to related parties. Accounts payable to related parties at December 31, 2011 and 2010 are as follows:

	2011	2010
Nanjing Knitting	$661,139	$713,581
Nanjing Ever-Kyowa	436,030	369,837
Ever-Glory Vietnam	1,305,696	365,569
Ever-Glory Cambodia	330,047	14,133
Kunshan enjin	26,091	-
Total	$2,759,003	$1,463,120

Amounts Due From Related Parties

The amounts due from related parties at December 31, 2011 and 2010 are as follows:

	2011	2010
EsC'eLav	23,565	-
Jiangsu Ever-Glory	17,600,147	10,102,559
Total	$17,623,712	$10,102,559

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. Because of restrictions on its ability to directly import and export products, the Company utilizes Jiangsu Ever-Glory as its agent to assist the Company with its import and export transactions and its international transportation projects. Import transactions primarily consist of purchases of raw materials and accessories designated by the Company’s customers for use in garment manufacture. Export transactions consist of the Company’s sales to foreign markets such as Japan, Europe and the United States. As the Company’s agent, Jiangsu Ever-Glory’s responsibilities include managing customs, inspection,

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

transportation, insurance and collections on behalf of the Company. Jiangsu Ever-Glory also manages transactions denominated in currencies other than the Chinese RMB at rates of exchange agreed between the Company and Jiangsu Ever-Glory and based upon rates of exchange quoted by the People’s Bank of China. In return for these services, Jiangsu Ever-Glory charges the Company a fee of approximately 3% of export sales manufactured in China and 1% of export sales manufactured overseas. For import transactions, the Company may make advance payments, through Jiangsu Ever-Glory, for the raw material purchases, or Jiangsu Ever-Glory may make advance payments on the Company’s behalf. For export transactions, accounts receivable for export sales are remitted by the Company’s customers through Jiangsu Ever-Glory, who forwards the payments to the Company. The Company and Jiangsu Ever-Glory have agreed that balances from import and export transactions may be offset. Amounts due to (from) Jiangsu Ever-Glory are typically settled within 60-90 days. Interest of 0.5% is charged on net amounts due at each month end. Interest income for the years ended December 31, 2011and 2010 was $635,479 and $77,704, respectively. Following is a summary of import and export transactions for the years ended December 31, 2011and 2010

	Accounts Receivable	Accounts Payable	Net
As of January 1, 2011	$16,497,257	$6,394,698	$10,102,559
Sales/Purchases	13,463,009	3,206,064
Payments Received/Made	(9,960,893)	(7,201,536)
As of December 31, 2011	$19,999,373	$2,399,226	$17,600,147

Approximately 41.6% of the receivable balance at December 31, 2011 was settled by March 22, 2012.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010
Operating Lease Commitment

On January 1, 2012, the Company renewed it’s lease of factory and office space from Jiangsu Ever-Glory under an operating lease which expires on December 31, 2012, and at an annual rental of RMB314,000 ($48,000). For the years ended December 31, 2011 and 2010, the Company recognized rental expense in the amounts of approximately $48,000 and $47,000, respectively.

The Company leases retail space, warehouse and office facilities under operating leases expiring on various dates through 2014.The majority of the Company’s retail leases are for twelve-month periods and provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a rent liability in the consolidated balance sheets and the corresponding rent expense when management determines that achieving the specified levels during the fiscal year is probable. Total expense was $232,917 and $196,722 for the years ended December 31, 2011 and 2010, respectively. Future minimum lease payments for leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

Year ending December 31,

2012	$220,000
2013	138,000
2014	116,000
$474,000

Legal Proceedings

There is no material pending legal proceeding to which the Company is a party.

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010
NOTE 14 - CONCENTRATIONS AND RISKS

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People’s Republic of China and banks in Hong Kong. Total cash deposited with these banks at December 31, 2011 and December 31, 2010 amounted to $8,822,581 and $3,691,653 , respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in it’s bank accounts.

In it’s wholesale segment, the Company had two wholesale customers that represented approximately 19.0% and 17.5% of total sales for the year ended December 31, 2011, and 20.8% and 16.6% of total sales for the year ended December 31, 2010.

The Company did not rely on any single raw material supplier for more than 10% of total raw material purchases during 2011 and 2010.

For the wholesale business, the Company relied on one manufacturer for 13% of purchased finished goods during 2011 and relied on two manufacturers for 14% and 10% of purchased finished goods during 2010.

For the retail business, the Company did not rely on any single manufacturer for more than 10% of total purchased finished goods during 2011. The Company relied on one manufacturer for 11.6% of purchased finished goods during 2010.

NOTE 15- SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)  Wholesale segment

(b)  Retail segment

The Company also provides general corporate services to its segments and these costs are reported as "Corporate and others."

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010
	Wholesale segment	Retail segment	Corporate and others	Total
December 31, 2011
Segment profit or loss:
Net revenue	$162,236,470	$53,542,544	$-	$215,779,014
Income from operations	$11,168,215	$885,357	$-	$12,053,572
Interest income	$695,333	$7,706	$-	$703,039
Interest expense	$1,367,598	$77,339	$1,255	$1,446,192
Depreciation and amortization	$998,702	$2,777,843	$-	$3,776,545
Income tax expense	$1,825,797	$214,449	$-	$2,040,246
Segment assets:
Additions to property, plant and equipment	$241,228	$3,651,603	$-	$3,892,831
Total assets	$169,126,845	$42,905,991	$69,475,138	$281,507,974

December 31, 2010
Segment profit or loss:
Net revenue	$104,845,550	$29,300,160	$-	$134,145,710
Income (loss) from operations	$5,093,400	$1,617,640	$(95,121)	$6,615,919
Interest income	$123,461	$2,031	$-	$125,492
Interest expense	$403,871	$12,043	$74,087	$490,001
Depreciation and amortization	$937,872	$1,404,667		$2,342,539
Income tax expense	$718,824	$415,390		$1,134,214
Segment assets:
Additions to property, plant and equipment	$183,215	$1,800,812		$1,984,027
Total assets	$120,239,444	$17,288,247	$62,458,451	$199,986,142

The reconciliation of segment information to the Company’s consolidated totals were as follows for the years ended December 31, 2011 and 2010:

	2011	2010
Total assets:
Total segments	$281,507,974	$199,986,142
Elimination of intersegment receivables	$(146,287,759)	$(103,343,198)
Total consolidated assets	$135,220,215	$96,642,944

EVER-GLORY INTERNATIONAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010
Revenue is attributable to countries and locations based on the location of the customer.  For the years ended December 31, 2011 and 2010 revenues were generated in the following jurisdictions:

	2011	2010
The People’s Republic of China	$115,450,768	$57,180,305
Germany	31,232,561	21,784,300
Europe-Other	27,161,916	26,260,437
Japan	20,245,785	12,174,922
United States	21,687,984	16,745,746
Total	$215,779,014	$134,145,710

Substantially all of the Company’s long-lived assets were attributable to the PRC as of December 31, 2011 and 2010.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act, for our company.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with international financial reporting standards and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of a company’s assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with international financial reporting standards, and that a company’s receipts and expenditures are being made only in accordance with authorizations of a company’s management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of a company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance with respect to the preparation and presentation of consolidated financial statement and may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and related rules as promulgated by the SEC, management assessed the effectiveness of the our internal control over financial reporting as of December 31, 2011 using criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment using those criteria, management concluded that the our internal control over financial reporting was effective as of December 31, 2011.

A material weakness is a significant deficiency, or combination of significant deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

As disclosed in our annual report on Form 10-K for the year ended December 31, 2010, we had identified the following material weaknesses in internal control over financial reporting: (i) a limited number of personnel with appropriate levels of accounting knowledge, experience and training in the application of US GAAP commensurate with our financial reporting requirements; and (ii) ineffective oversight of the Company’s internal control over financial reporting.  We then adopted several measures to address these material weaknesses as described below:

Remediation of Material Weaknesses

During the year ended December 31, 2011, we finalized and implemented the fore going remediation efforts, which included some of the following measures to remediate the material weaknesses identified:

·	Developed a formal plan to provide applicable training for our financial and accounting staff to enhance our understanding of US GAAP and internal control over financial reporting;

·	Engaged outside consultants to assist in the application of US GAAP to complex transactions, including the accounting for derivatives;

·	Engaged a qualified external consultant with experience in US GAAP and knowledge in financial reporting of US listed public companies to supervise and review our financial reporting process;

·
Developed a formal timetable for regular meetings involving our Audit Committee, management and our internal control manager, to review our internal audit plans, testing and results in connection with our assessment of the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act;

Management has tested the effectiveness of these newly implemented controls and found them to be operating effectively for a sufficient period of time to reduce the possibility of a material misstatement to less than a reasonably possible likelihood. As a result, management has concluded that, as of December 31, 2011, the material weaknesses disclosed in our annual report on Form 10-K for the year ended December 31, 2010 had been remediated.

Changes in Internal Control Over Financial Reporting

Our management has worked, and will continue to work to improve our internal controls over financial reporting. Other than described above, during the year ended December 31, 2011, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table includes the names, positions held, and ages of our current executive officers and directors as of December 31, 2011:

Name	Age	Position	Held Position Since

Edward Yihua Kang	49	Chief Executive Officer, President, and Director	2005

Jiajun Sun	39	Chief Operating Officer and Director	2005

Jason Jiansong Wang	33	Chief Financial Officer and Secretary	2010

Changyu Qi (1)(2)	67	Director	2008

Zhixue Zhang (1)(2)	45	Director	2008

Merry Tang (1) (2)	52	Director	2011

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

Merry Tang was appointed as a member of the Board of Directors and chairwoman of the Audit Committee, and a member of the Compensation Committee and the Nominating and the Corporate Governance Committee of the Board in August 31, 2011.  She has been an independent director for China Sunergy Co., Ltd. (Nasdaq: CSUN), a specialized manufacturer of solar cell and module products in China since June 2008. She is currently a principal and managing partner of GTZY CPA Group, LLC. Ms. Tang served a managing director at GTA International, LLC and partner at Tang & Company, PC — both U.S.-based CPA firms offering services in risk assessment, audit engagements and Sarbanes-Oxley  related documentation to leading banks, financial service providers and telecommunications firms from 2006 to 2008. Prior to forming GZTY CPA Group, LLC, she served as a senior auditor in PricewaterhouseCoopers, LLC from 2004 to 2006.  Ms. Tang graduated from the Central University of Finance & Banking, Beijing, China with a bachelor degree in banking in 1983 and a master degree in Finance in 1986, before going on to receive her masters degree in accounting from the State University of New York at Albany in 1993.

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

Board Committees

In March 2008, the Board created the Audit Committee and the Compensation Committee and has adopted charters for these committees.  The Board has determined that in its judgment, Ms. Merry Tang, Mr. Qi and Mr. Zhang are independent directors within the meaning of Section 803 of NYSE Amex Company Guide. Accordingly, all members of the Audit Committee are independent within the meaning of Section 803 of NYSE Amex Company Guide.

Audit Committee

The Board of Directors adopted and approved a charter for the Audit Committee on March 13, 2008, and the charter was amended on May 26, 2008 and further amended on June 20, 2008. Currently, three directors comprise the Audit Committee: Ms. Tang, Mr. Qi and Mr. Zhang.  Ms. Tang serves as the chairman of the Audit Committee.. The members of the Audit Committee are currently “independent directors” as that term is defined in Section 803 of NYSE Amex Company Guide.  Ms. Tang qualifies as an “audit committee financial expert” as that term is defined in applicable regulations of the SEC.

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

Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires our directors and certain of our officers, as well as persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports with the SEC. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2011, and all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent shareholders were complied with.

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

Compensation Benchmarking and Peer Group

Our Board of Directors did not rely on any consultants or utilize any peer company comparisons or benchmarking in 2011 in setting executive compensation. However, our management has considered competitive market practices by reviewing publicly available information relating to compensation of executive officers at other comparable companies in the apparel industry in China in making its recommendations to our Board of Directors regarding our executives’ compensation for fiscal year 2011. As our company evolves, we expect to take steps, including the utilization of peer company comparisons and/or hiring of compensation consultants, to ensure that the Board has a comprehensive picture of the compensation paid to our executives and with a goal toward total direct compensation for our executives that are on a par with the median total direct compensation paid to executives in peer companies if annually established target levels of performance at the company and business segment level are achieved.

Elements of Compensation

Presently, we compensate our executives with a base salary and annual a cash performance-based bonus. We do not pay any compensation to our executive officers in the form of discretionary long-term incentive plan awards or perquisites and other compensation, although our Board of Directors may recommend and institute such forms of compensation in the future.

Base Salaries

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of our employees, including our named executive officers. All of our named executive officers, including our Chief Executive Officer, are subject to employment agreements, and accordingly each of their compensation has been determined as set forth in their respective agreement. When establishing base salaries since 2009, subject to the provisions of each person's employment agreement, our Board and management considered a number of factors, including the seniority of the individual, the functional role of the position, the level of the individual's responsibility, the ability to replace the individual, the base salary of the individual at their prior employment and the number of well qualified candidates to assume the individual's role.

Discretionary Annual Cash Performance-Based Incentives

In 2011, we did not pay any compensation in the form of discretionary annual cash performance-based incentives or other forms of bonuses to our Chief Executive Officer or any other named executive officer. Our Compensation Committee may, however, recommend such bonuses in the future.

Long-Term Incentive Plan Awards

We currently do not have an equity incentive plan, and no separate stock awards or stock option grants were made to any of the named executive officers during the fiscal year ended December 31, 2011. No stock options were held by the named executive officers as of December 31, 2011.

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

Summary Compensation Tablefor Fiscal Year 2011, 2010 and 2009

The following table sets forth information for the fiscal year ended December 31, 2011, 2010 and 2009 concerning the compensation paid and awarded to all individuals serving as (a) our Chief Executive Officer and Chief Financial Officer (b) the three most highly compensated Executive Officers (other than our Chief Executive Officer and Chief Financial Officer) of ours and our subsidiaries at the end of our fiscal year ended December 31, 2011, 2010, and 2009 whose total compensation exceeded $100,000 for these periods, and (c) two additional individuals for whom disclosure would have been provided pursuant to (b) except that they were not serving as executive officers at the end of our fiscal year ended December 31, 2011. These individuals may be collectively referred to in this report as our “Named Executive Officers.”

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Kang Yihua
Chairman of the	2011	25,811	58,950						84,761
Board, Chief	2010	23,166	52,680						75,846
Executive Officer	2009	16,394	43,988						60,382
and President

Jiansong Wang	2011	11,128	4,637						15,765
Chief Financial	2010	2810(2)	6000						8,810
Officer	2009	-	-						-

(1)	All compensation is paid in Chinese RMB. For reporting purposes, the amounts in the table above have been converted to U.S. Dollars at the conversion rate of 6.82, 6.76 and 6.47 to one for 2009, 2010 and 2011, respectively. The officers listed in this table received no other form of compensation in the years shown, other than the salary set forth in this table.

(2)
Jiansong Wang was appointed as the Chief Financial Officer in September 2010 and therefore the 2010 salary stated herein reflects the aggregate amount of compensation Mr. Wang received for the period from September 2010 to December 2010.

Other Compensation

Other than as described above, there were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the executive officers during the year ended December 31, 2011. We do not have any retirement, pension, or profit-sharing programs for the benefit of our directors, officers or other employees. The Board of Directors may recommend adoption of one or more such programs in the future.

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

Director Compensation for Fiscal 2011

The following table reflects all compensation awarded to, earned by or paid to our directors for the fiscal year ended December 31, 2011. Directors who are also officers do not receive any additional compensation for their services as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non- Equity Incentive Plan Compensat ion ($)	Non-Qualif ied Deferred Compensat ion Earnings ($)	All Other Compensat ion ($)	Total ($) (1)
Kang Yihua	84,761	—	—	—	—	—	84,761
Sun Jia Jun	76,890	—	—	—	—	—	76,890
Changyu Qi	—	5,000	—	—	—	—	5,000
Zhixue Zhang	—	5,000	—	—	—	—	5,000
Gerald Goldberg (2)	15,457	6,411	—	—	—	—	21,868
Merry Tang(3)	8,000	3,342					11,342

(1)
All compensation was paid in RMB except the cash compensation paid to Ms. Tang. The amounts in the foregoing table have been converted into U.S. Dollar at the conversion rate of 6.47 RMB to the dollar.

(2)	Mr. Gerald (Gerry) Goldberg was a member of our Board of Directors, and served as chairman of our Audit Committee and a member of the Compensation Committee from April 1, 2010 to August 21, 2011.

(3)
On August 31, 2011, Mrs.Merry Tang was appointed as a member of the Board and the chairwoman of our Audit Committee, effective September 1, 2011, therefore the 2011 salary stated herein reflects the aggregate amount of compensation Mrs. Merry Tang received for the period from September 2011 to December 2011.

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

Outstanding Equity Awards at Fiscal Year-End

None of our executive officers was granted or otherwise received any option, stock or equity incentive plan awards during 2011 and there were no outstanding unexercised options previously awarded to our officers and directors, at the fiscal year end, December 31, 2011.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 26, 2012, for each of the following persons:

o	each of our directors and each of the named executive officers in the “Management” section of this Annual Report;
o	all directors and named executive officers as a group; and
o	each person who is known by us to own beneficially five percent or more of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Ever-Glory International Group, Inc. The percentage of class beneficially owned set forth below is based on 14,765,942 shares of our common stock outstanding on March 26, 2012.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock (1)	Percentof Class

Executive Officers and Directors
Yi Hua Kang	4,802,315	32.52%
Jia Jun Sun	174,800	1.18%
Jason Jiansong Wang	0	-
Merry Tang	1,723	0.01%
Changyu Qi	9,624	0.07%
Zhixue Zhang	9,585	0.06%
All Executive Officers and Directors as a Group (six persons)	4,998,047	33.85%
5% Holders
Ever-Glory Enterprises (H.K.) Ltd. (2)	5,623,098	38.08%
Xiaodong Yan (2) (3)	6,002,338	40.65%

* less than 1%

(1)
The percentage of shares beneficially owned is based on 14,765,942 shares of common stock outstanding as of March 26, 2011. Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment and dispositive power of the shares.

(2)
Xiao Dong Yan is the sole director and shareholder of Ever-Glory Enterprises (H.K.) Ltd. and, as such, may be deemed to be the beneficial owner of the 5,623,098 shares held by Ever-Glory Enterprises (H.K.) Ltd.

(3)	The 6,002,338 shares include the 5,623,098 shares beneficially owned by Xiaodong Yan through Ever-Glory Enterprises (H.K.) Ltd.

Equity Compensation Plan Information

We have not adopted any equity compensation plan as of December 31, 2011.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Mr. Kang is the Company’s Chairman and Chief Executive Officer. Ever-Glory Hong Kong is the Company’s major shareholder. Mr. Xiaodong Yan is Ever-Glory Hong Kong’s sole shareholder. All transactions associated with the following companies controlled by Mr. Kang or Mr. Yan are considered to be related party transactions, and it is possible that the terms of these transactions may not be the same as those that would result from transanctions among unrelated parties. All related party outstanding balances are short-tem in nature and are expected to be settled in cash.

Other income from Related Parties

Included in other income for the years ended December 31,2011 and 2010 is rent revenue from entities controlled by Mr. Kang under operating lease agreements with various terms though 2015 as follows:

	2011	2010
EsC'eLav	$11,783	$11,095
Jiangsu Heng-rui	22,151	20,859
Nanjing Eight-One-Five Hi-tech (M&E) Co.,Ltd.	15,710	-
Total	$49,644	$31,954

Purchases from, and Sub-contracts with Related Parties

In connection with the Company’s tax planning strategies relating to VAT, raw materials are sourced by the Company in the PRC and shipped to related party contract manufacturers in Vietnam and Cambodia. The raw materials were originally purchased by the Company, and, through a series of transactions, were sold at cost to, and repurchased at cost from, Jiangsu Ever-Glory. These transactions amounted to approximately $1.2 million (RMB7.5 million) and $4.5 million (RMB30.0 million) during the years ended, 2011 and 2010, respectively, and have been netted against each other for financial reporting purposes.

The Company purchased raw materials of $3,206,064 and $4,004,040 during the years ended 2011 and 2010, respectively, from Jiangsu Ever-Glory.

The Company purchased raw materials of $3,549,501 and $2,994,784 during the years ended 2011 and 2010, respectively, from Nanjing Knitting.

In addition, the Company sub-contracted certain manufacturing work to related companies totaling $7,911,034 and $4,067,286 for the years ended December 31, 2011 and 2010, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the years ended December 31, 2011 and 2010, are as follows:

	2011	2010
Nanjing Knitting	$56,916	$-
Nanjing Ever-Kyowa	842,055	1,065,741
Ever-Glory Vietnam	4,420,490	1,711,630
Ever-Glory Cambodia	2,517,925	588,671
EsC'Lav	60,675	-
Jiangsu Ever-Glory	12,973	701,244
	$7,911,034	$4,067,286

AccountsPayable – Related Parties

The Company purchases raw materials from and subcontracts some of its production to related parties. Accounts payable to related parties at December 31, 2011 and 2010 are as follows:

	2011	2010
Nanjing Knitting	$661,139	$713,581
Nanjing Ever-Kyowa	436,030	369,837
Ever-Glory Vietnam	1,305,696	365,569
Ever-Glory Cambodia	330,047	14,133
Kunshan enjin	26,091	-
Total	$2,759,003	$1,463,120

Amounts Due From Related Party

The amounts due from related parties at December 31, 2011 and 2010 are as follows:

	2011	2010
EsC'eLav	23,565	-
Jiangsu Ever-Glory	17,600,147	10,102,559
Total	$17,623,712	$10,102,559

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. Because of restrictions on its ability to directly import and export products, the Company utilizes Jiangsu Ever-Glory as its agent to assist the Company with its import and export transactions and its international transportation projects. Import transactions primarily consist of purchases of raw materials and accessories designated by the Company’s customers for use in garment manufacture. Export transactions consist of the Company’s sales to foreign markets such as Japan, Europe and the United States. As the Company’s agent, Jiangsu Ever-Glory’s responsibilities include managing customs, inspection, transportation, insurance and collections on behalf of the Company. Jiangsu Ever-Glory also manages transactions denominated in currencies other than the Chinese RMB at rates of exchange agreed between the Company and Jiangsu Ever-Glory and based upon rates of exchange quoted by the People’s Bank of China. In return for these services, Jiangsu Ever-Glory charges the Company a fee of approximately 3% of export sales manufactured in China and 1% of export sales manufactured overseas. For import transactions, the Company may make advance payments, through Jiangsu Ever-Glory, for the raw material purchases, or Jiangsu Ever-Glory may make advance payments on the Company’s behalf. For export transactions, accounts receivable for export sales are remitted by the Company’s customers through Jiangsu Ever-Glory, who forwards the payments to the Company. The Company and Jiangsu Ever-Glory have agreed that balances from import and export transactions may be offset. Amounts due to (from) Jiangsu Ever-Glory are typically settled within 60-90 days. Interest of 0.5% is charged on net amounts due at each month end. Interest income for the years ended December 31, 2011and 2010 was $635,479 and $77,704, respectively. Following is a summary of import and export transactions for the years ended December 31, 2011and 2010

	Accounts Receivable	Accounts Payable	Net
As of January 1, 2011	$16,497,257	$6,394,698	$10,102,559
Sales/Purchases	13,463,009	3,206,064
Payments Received/Made	(9,960,893)	(7,201,536)
As of December 31, 2011	$19,999,373	$2,399,226	$17,600,147

Approximately 41.6% of the receivable balance as of            December 31, 2011 was settled by March 22, 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On December 25, 2011 the Audit Committee, with the approval of the Board of Directors, engaged GHP Horwath P.C. as our independent auditor.

Fees for audit services include fees associated with the annual audit and the review of documents filed with the SEC including quarterly reports on Form 10-Q and the Annual Report on Form 10-K. Audit-related fees principally included accounting consultation and information system control reviews.    Tax fees included tax compliance, tax advice and tax planning work.

	2011	2010
Audit fees	$249,000	$220,000
Audit- related fees	-	-
Tax fees	-	-
All other fees	-	-

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULE

(1)	Financial Statements

The consolidated financial statements of Ever-Glory International Group, Inc. are included in Part II, Item 8 of this Report.

(2)	Financial Statement Schedules

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

10.9
Unofficial English translation of the Working Capital Loan Agreement by and between Goldenway Nanjing Garment Co., Ltd. and Shanghai Pudong Development Bank dated January 4, 2011 (incorporate by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 10, 2011)

10.10
Unofficial English translation of the Mortgage Agreement by and between Goldenway Nanjing Garment Co., Ltd. and Shanghai Pudong Development Bank dated January 4, 2011 (incorporate by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 10, 2011)

10.11
Unofficial English version of the Banking Facility Agreement by and between Ever-Glory International Group Apparel Inc. and Perfect Dream Ltd. as borrowers and Nanjing Branch of HSBC (China) Company Limited dated July 29, 2011 (incorporate by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 4, 2011)

10.12
Unofficial English version of the Personal Guarantee Agreement by and between Mr. Edward Yihua Kang and Nanjing Branch of HSBC (China) Company Limited  in favor of facilities available to Ever-Glory International Group Apparel Inc. dated June 29, 2011 (incorporate by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 4, 2011)

10.13
Unofficial English version of the Personal Guarantee Agreement by and between Mr. Edward Yihua Kang and Nanjing Branch of HSBC (China) Company Limited  in favor of facilities available to Perfect Dream Ltd. dated June 29, 2011(incorporate by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 4, 2011)

10.14
Unofficial English version of the Corporate Guarantee Agreement by and between Ever-Glory International Group Inc. and Nanjing Branch of HSBC (China) Company Limited in favor of facilities available to Ever-Glory International Group Apparel Inc. dated June 29, 2011(incorporate by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 4, 2011)

10.15
Unofficial English version of the Corporate Guarantee Agreement by and between Ever-Glory International Group Inc. and Nanjing Branch of HSBC (China) Company Limited  in favor of facilities available to Perfect Dream Ltd. dated June 29, 2011(incorporate by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on August 4, 2011)

21.1	Subsidiaries of Registrant*

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.*

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.*

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
*Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2012.

Ever-Glory International Group, Inc.,

By	/s/ Edward Yihua Kang
Edward Yihua Kang,

Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jia Jun Sun	Chief Operating Officer and Director	March 28, 2012
Jia Jun Sun

/s/ Jiansong Wang	Chief Financial Officer	March 28, 2012
Jiansong Wang	(Principal Financial and Accounting Officer)

/s/ Changyu Qi	Director	March 28, 2012
Changyu Qi

/s/ Zhixue Zhang	Director	March 28, 2012
Zhixue Zhang

/s/ Merry Tang	Director	March 28, 2012
Merry Tang