Form 10-Q
period 2012-03-31
Ever-Glory International Group, Inc.
filed 2012-05-11
CIK 943184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Yes  ☐   No ☒
As of May 8, 2012, 14,765,942 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

EVER-GLORY INTERNATIONAL GROUP, INC.
FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

•	Competition within our industry;
•	Seasonality of our sales;
•	Success of our investments in new product development
•	Our plans and ability to open new retail stores;
•	Success of our acquired businesses;
•	Our relationships with our major customers;
•	The popularity of our products;
•	Relationships with suppliers and cost of supplies;
•	Financial and economic conditions in Asia, Japan, Europe and the U.S.;
•	Anticipated effective tax rates in future years;
•	Regulatory requirements affecting our business;
•	Currency exchange rate fluctuations;
•	Our future financing needs; and
•	Our ability to attract additional investment capital on attractive terms.

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

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

ASSETS
	2012	2011

CURRENT ASSETS
Cash and cash equivalents	$12,784,302	$8,822,581
Accounts receivable	36,069,325	50,634,388
Inventories	32,091,155	36,874,804
Value added tax receivable	1,934,816	1,908,436
Other receivables and prepaid expenses	1,206,921	1,122,570
Advances on inventory purchases	1,728,313	2,177,544
Amounts due from related party	18,444,213	17,623,712
Total Current Assets	104,259,045	119,164,035

LAND USE RIGHT, NET	3,090,196	2,845,552
PROPERTY AND EQUIPMENT, NET	12,638,604	13,210,628
TOTAL ASSETS	$119,987,845	$135,220,215

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Bank loans	$25,039,786	$29,185,381
Accounts payable	29,373,555	41,466,844
Accounts payable and other payables - related parties	1,997,708	2,759,003
Other payables and accrued liabilities	5,008,484	5,996,434
Value added and other taxes payable	2,280,101	2,268,872
Income tax payable	314,882	368,714
Deferred tax liabilities	2,842,129	2,460,377
Total Current Liabilities	66,856,645	84,505,625

LONG-TERM LIABILITIES
Derivative liability	280,000	390,800
Total Long-term Liabilities	280,000	390,800
TOTAL LIABILITIES	67,136,645	84,896,425

COMMITMENTS AND CONTINGENCIES

EQUITY
Stockholders' equity of the Company:
Preferred stock ($.001 par value, authorized 5,000,000 shares,
no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares,
14,765,942 and 14,760,873 shares issued and outstanding
as of March 31, 2012 and December 31, 2011, respectively)	14,766	14,761
Additional paid-in capital	3,542,200	3,532,369
Retained earnings	37,098,062	34,976,853
Statutory reserve	5,311,921	5,311,921
Accumulated other comprehensive income	6,884,251	6,487,886
Total Stockholders' Equity	52,851,200	50,323,790

TOTAL LIABILITIES AND EQUITY	$119,987,845	$135,220,215

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	2012	2011

NET SALES	$53,226,173	$53,208,237

COST OF SALES	41,623,185	44,096,225

GROSS PROFIT	11,602,988	9,112,012

OPERATING EXPENSES
Selling expenses	5,834,192	3,589,105
General and administrative expenses	3,005,276	2,211,842
Total Operating Expenses	8,839,468	5,800,947

INCOME FROM OPERATIONS	2,763,520	3,311,065

OTHER (EXPENSES) INCOME
Interest income	281,484	22,473
Interest expense	(546,041)	(262,251)
Change in fair value of derivative liability	110,800	195,800
Other income	36,303	23,930
Total Other Expenses	(117,454)	(20,048)

INCOME BEFORE INCOME TAX EXPENSE	2,646,066	3,291,017

INCOME TAX EXPENSE	(524,856)	(679,021)

NET INCOME	2,121,210	2,611,996

OTHER COMPREHENSIVE INCOME:

Foreign currency translation gain	396,366	236,835

OTHER COMPREHENSIVE INCOME	396,366	236,835

COMPREHENSIVE INCOME	$2,517,576	$2,848,831

NET INCOME PER SHARE

Basic and diluted	$0.14	$0.18
Weighted average number of shares outstanding
Basic and diluted	14,761,687	14,753,871
See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,121,210	$2,611,996
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation and amortization	1,160,636	790,597
Change in fair value of derivative liability	(110,800)	(195,800)
Deferred income tax	381,752	175,187
Interest on loans from related party	-	909
Stock-based compensation	9,836	10,077
Changes in operating assets and liabilities
Accounts receivable	14,852,591	8,802,986
Accounts receivable - related parties	7,530	(90,456)
Inventories	5,000,492	2,693,438
Value added tax receivable	(14,241)	(821,849)
Other receivables and prepaid expenses	(77,904)	51,288
Advances on inventory purchases	464,034	(759,309)
Amounts due from related party	(728,657)	(1,721,674)
Accounts payable	(12,273,787)	(6,706,056)
Accounts payable and other payables- related parties	(741,899)	1,050,714
Other payables and accrued liabilities	(1,142,719)	(756,966)
Value added and other taxes payable	11,229	(229,637)
Income tax payable	(56,211)	313,847
Net cash provided by operating activities	8,863,092	5,219,292

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(732,195)	(458,909)
Net cash used in investing activities	(732,195)	(458,909)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	13,500,297	17,261,293
Repayment of bank loans	(17,834,408)	(16,023,229)
Repayment of long term loan from related party	-	(100,947)
Net cash (used in) provided by financing activities	(4,334,111)	1,137,117

EFFECT OF EXCHANGE RATE CHANGES ON CASH	164,935	95,261

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,961,721	5,992,761

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,822,581	3,691,653

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,784,302	$9,684,414

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$546,041	$261,271
Income taxes	$214,745	$189,694

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

Ever-Glory International Group, Inc. (the “Company”), together with its subsidiaries, is an apparel manufacturer, supplier and retailer in The People's Republic of China ("China or "PRC"), with a wholesale segment and a retail segment. The Company’s wholesale business consists of recognized brands for department and specialty stores located in China, Europe, Japan and the United States. The Company’s retail business consists of flagship stores and store-in-stores for the Company’s own-brand products.

The Company’s wholesale operations are provided primarily through the Company’s wholly-owned PRC subsidiaries, Goldenway Nanjing Garments Co. Ltd. (“Goldenway”), Nanjing Catch-Luck Garments Co. Ltd. (“Catch-Luck”), Nanjing New-Tailun Garments Co. Ltd (“New-Tailun”), Ever-Glory International Group Apparel Inc.(“Ever-Glory Apparel”) and Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”) (formed on March 19, 2012), and the Company’s wholly-owned Samoa subsidiary, Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”).  The Company’s retail operations are provided through its wholly- owned subsidiary, Shanghai LA GO GO Fashion Company Limited (“LA GO GO”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of March 31, 2012, the condensed consolidated statements comprehensive income for the three months ended March 31, 2012 and 2011, and the condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. Wholesale revenues are generally higher in the third and fourth fiscal quarters, while retail revenues are generally higher in the first and fourth fiscal quarters. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

At March 31, 2012, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions that management considers to be of a high quality.

As of March 31, 2012 and December 31, 2011, The Company has a derivative liability subject to recurring fair value measurement ( Level 3) with the change in fair value recognized in earnings (Note 5).

Foreign Currency Translation and Other Comprehensive Income

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company, Ever-Glory HK and Perfect Dream Limited, British Virgin Islands incorporated subsidiary of the Company (“Perfect Dream”) is the U.S. dollar. The functional currency of Goldenway, New Tailun, Catch-luck, Ever-Glory Apparel, Tai Xin and LA GO GO is the Chinese RMB.

For subsidiaries whose functional currency is the RMB, all assets and liabilities were translated at the exchange rate at the balance sheet date; equity was translated at historical rates and items in the statement of comprehensive income were translated at the average rate for the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Items in the cash flow statement are translated at the average exchange rate for the period.

NOTE 3 INVENTORIES

Inventories at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
Raw materials	$6,518,806	$5,606,073
Work-in-progress	8,729,433	7,919,403
Finished goods	17,462,957	23,916,206
	32,711,196	37,441,682
Less: allowance for obsolete inventories	(620,041)	(566,878)
Total inventories	$32,091,155	$36,874,804

NOTE 4 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Bank loans consisted of the following at March 31, 2012 and December 31, 2011:

Bank	March 31, 2012	December 31, 2011
Nanjing Bank	$9,591,516	$11,731,223
Shanghai Pudong Development Bank	7,957,140	8,966,382
Industrial and Commercial Bank of China	316,200	5,294,270
Bank of Communications	6,637,390	2,660,562
The Hong Kong and Shanghai Bank	-	532,944
Bank of China	537,540	-
	$25,039,786	$29,185,381

On August 2, 2010, Goldenway entered into a two-year revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.86 million (RMB50 million). As of March 31, 2012, under this agreement, the Company had borrowed approximately $5.38 million (RMB34 million) with annual interest rates of 7.02%, and due on various dates from May to July 2012.  These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment.

On March 11, 2010, Ever-Glory Apparel entered into an one-year line of credit agreement for approximately $7.86 million (RMB50 million) with Nanjing Bank. The agreement has been extended until April 6, 2013. As of March 31, 2012, $1.05 million of bank loans was outstanding under this agreement, with an annual interest rate from 5.53% to 5.58%, due on various dates from April to May 2012, and collateralized by approximately $1.3 million of accounts receivable from wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. At March 31, 2012, approximately $6.81 million was unused and available. Approximately $0.77 million was repaid in April 2012.

As of March 31, 2012, LA GO GO had borrowed $1.58 million (RMB10.0 million) from Nanjing Bank with an annual interest rate of 7.87% and due on various dates from April 2012 to June 2012. Approximately $0.79 million was repaid in April 2012.This loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang.

As of March 31, 2012, New Tailun had borrowed $1.58 million (RMB 10.0 million) from Nanjing Bank with an annual interest rate of 8.6% and due in June 2012. This loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang.

As of March 31, 2012, Ever-Glory Apparel had borrowed $1.63 million from Shanghai Pudong Development Bank with an annual interest rate from 7.02% to 7.54%. The loan is guaranteed by Goldenway, and collateralized by approximately $2.1 million of accounts receivable from wholesale customers. This loan is due in May 2012.

On January 4, 2011, Goldenway entered into a new one-year line of credit agreement for approximately $6.32 million (RMB40 million) with Shanghai Pudong Development Bank. As of March 31, 2012, Goldenway had borrowed the maximum amount available under the line of $6.32 million (RMB40 million), with an annual interest rate of 7.55%. These loans are collateralized by certain properties and land use rights of Goldenway, and are due in November 2012.

As of March 31, 2012, Ever-Glory Apparel had borrowed $0.32 million (RMB2.0 million) from the Industrial and Commercial Bank of China with an annual interest rate of 6.1%. The loan is due in June 2012, and is guaranteed by Jiangsu Ever-Glory.

As of March 31, 2012, Ever-Glory Apparel had borrowed $5.06 million from the Bank of Communications with an annual interest rate of 7.08%, and due in March 2013. The loan is guaranteed by Jiangsu Ever-Glory and the Company's chairman and CEO, Mr. Kang. In addition, Ever-Glory Apparel had borrowed $1.58 million from the Bank of Communications with annual interest rates ranging from 3.96% to 4.08%, due on various dates from April 2012 to June 2012, guaranteed by Jiangsu Ever-Glory and Mr. Kang, and collateralized by approximately $1.98 million of accounts receivable from wholesale customers. Approximately $0.23 million was repaid in April 2012.

As of March 31, 2012, Ever-Glory Apparel had borrowed $0.54 million from the Bank of China with an annual interest rate of 6.53%. The loan is guaranteed by Goldenway, and collateralized by approximately $0.7 million of accounts receivable from wholesale customers. This loan was paid full in April 2012.

On July 29, 2011, Ever-Glory Apparel and Perfect Dream collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $7.0 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of March 31, 2012, no amounts were outstanding  under this agreement.

Total interest expense on bank loans for the three months ended March 31, 2012 and 2011 amounted to $546,041 and $261,271, respectively.

NOTE 5 DERIVATIVE WARRANT LIABILITY

The Company has warrants outstanding to purchase an aggregate of 840,454 shares of Company common stock, which warrants require liability classification because of certain provisions that may result in an adjustment to their exercise price. The liability has been adjusted to fair value as of March 31, 2012 and 2011, resulting in a decrease in the liability and increase in other income of $110,800 and $195,800 for the three months ended March 31, 2012 and 2011, respectively.

NOTE 6 INCOME TAX

Pre-tax income for the three months ended March 31, 2012 and 2011 was taxable in the following jurisdictions:

	2012	2011
PRC	$1,767,942	$2,979,061
Samoa	(64,363)	292,080
BVI	830,523	(170,842)
Others	111,964	190,718
	$2,646,066	$3,291,017

The Company’s operating subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (“the Income Tax Laws”).

Below is a summary of the income tax rates for each of our PRC subsidiaries in 2011 and 2012.

	Goldenway	New-Tailun	Catch-Luck	LA GO GO	Ever-Glory Apparel	Tai Xin
2011	25.0%	25.0%	25.0%	25.0%	25.0%	-%
2012	25.0%	25.0%	25.0%	25.0%	25.0%	25.0%

Perfect Dream was incorporated in the British Virgin Islands (BVI), and under the current laws of the BVI dividends and capital gains arising from the Company’s investments in the BVI are not subject to income taxes.

Ever-Glory HK was incorporated in Samoa on September 15, 2009, and under the current laws of Samoa has no liabilities for income tax.

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three months ended March 31, 2012 and 2011:
	2012	2011
PRC statutory rate	25.0%	25.0%
Non-taxable items	(1.4)	(2.0)
Effect of foreign income tax rates	(7.2)	(0.9)
Income tax exemption	(0.1)	(0.1)
Other	3.5	(1.4)
Effective income tax rate	19.8%	20.6%

Income tax expense for the three months ended March 31, 2012 and 2011 is as follows:

	2012	2011

Current	$143,104	$503,834
Deferred	381,752	175,187
Income tax expense	$524,856	$679,021

NOTE 7 EARNINGS PER SHARE

The following demonstrates the calculation for earnings per share for the three months ended March 31, 2012 and 2011:

	2012	2011
Net income	$2,121,210	$2,611,996

Weighted average number of common shares –Basic and diluted	14,761,687	14,753,871

Earnings per share –Basic and diluted	$0.14	$0.18

For each of the three months ended March 31, 2012 and 2011, the Company excluded 840,454 warrants outstanding from diluted earnings per share because the exercise price of $3.20 exceeded the average trading price of $1.75 and $2.15 for the three months ended March 31, 2012 and 2011, respectively, making these warrants anti-dilutive.

NOTE 8 STOCKHOLDERS’ EQUITY

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

NOTE 9 RELATED PARTY TRANSACTIONS

Mr. Kang is the Company’s Chairman and Chief Executive Officer.  Ever-Glory Enterprises (H.K.) Ltd. (“Ever-Glory Enterprises”) is the Company’s major shareholder.  Mr. Xiaodong Yan is Ever-Glory Enterprises’ sole shareholder. All transactions associated with the following companies controlled by Mr. Kang or Mr. Yan are considered to be related party transactions, and it is possible that the terms of these transactions may not be the same as those that would result from transactions between unrelated parties. All related party outstanding balances are short-tem in nature and are expected to be settled in cash.

Other income from Related Parties

Included in other income for the three months ended March 31, 2012 and 2011 is rent revenue from entities controlled by Mr. Kang under operating lease agreements with various terms though 2015 as follows:

	March 31, 2012	March 31, 2011
EsCeLav	$2,964	$2,854
Jiangsu Heng-rui		5,365
Nanjing Eight-One-Five Hi-tech (M&E) Co.,Ltd.	3,953	3,805
Total	$6,917	$12,024

Purchases from, and Sub-contracts with Related Parties

In connection with the Company’s tax planning strategies relating to value-added taxes, raw materials are sourced by the Company in the PRC and shipped to related party contract manufacturers in Vietnam and Cambodia. The raw materials were originally purchased by the Company, and, through a series of transactions, were sold at cost to, and repurchased at cost from, Jiangsu Ever-Glory. These transactions amounted to approximately $1.1 million (RMB7.5 million) during the three months ended March 31, 2011, and have been netted against each other for financial reporting purposes.  There were no such transactions in 2012.

The Company purchased raw materials from Nanjing Knitting totaling $634,609 and $110,945 during the three months ended March 31, 2012 and 2011, respectively.

In addition, the Company sub-contracted certain manufacturing work to related companies totaling $2,815,808 and $1,530,418 for the three months ended March 31, 2012 and 2011, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the three months ended March 31, 2012 and 2011 are as follows:

	March 31, 2012	March 31, 2011
Nanjing High-Tech	$634,609	$23,710
Nanjing Ever-Kyowa	165,217	227,640
Ever-Glory Vietnam	829,469	898,253
Ever-Glory Cambodia	1,186,513	369,819
EsC'eLav	5,948	10,996
Jiangsu Ever-Glory	3,814	-
Total	$2,825,570	$1,530,418

Accounts Payable – Related Parties

The Company purchases raw materials from and subcontracts some of its production to related parties. Accounts payable to related parties at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
Nanjing Knitting	$1,290,477	$661,139
Nanjing Ever-Kyowa	271,111	436,030
Ever-Glory Vietnam	262,953	1,305,696
Ever-Glory Cambodia	173,167	330,047
Kunshan Enjin	-	26,091
Total	$1,997,708	$2,759,003

Amounts Due From Related Party

The amounts due from related parties at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
EsC'eLav	$16,190	$23,565
Jiangsu Ever-Glory	18,428,023	17,600,147
Total	$18,444,213	$17,623,712

Jiangsu Ever-Glory engages in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by the Company’s Chief Executive Officer. Because of restrictions on its ability to directly import and export products, the Company utilizes Jiangsu Ever-Glory as its agent to assist the Company with its import and export transactions and its international transportation projects. Import transactions primarily consist of purchases of raw materials and accessories designated by the Company’s customers for use in garment manufacture. Export transactions consist of the Company’s sales to foreign markets such as Japan, Europe and the United States. As the Company’s agent, Jiangsu Ever-Glory’s responsibilities include managing customs, inspection, transportation, insurance and collections on behalf of the Company. Jiangsu Ever-Glory also manages transactions denominated in currencies other than the Chinese RMB at rates of exchange agreed between the Company and Jiangsu Ever-Glory and based upon rates of exchange quoted by the People’s Bank of China. In return for these services, Jiangsu Ever-Glory charged the Company a fee of approximately 3% of export sales manufactured in China and 1% of export sales manufactured overseas. For import transactions, the Company may make advance payments, through Jiangsu Ever-Glory, for the raw material purchases, or Jiangsu Ever-Glory may make advance payments on the Company’s behalf. For export transactions, accounts receivable for export sales are remitted by the Company’s customers through Jiangsu Ever-Glory, who forwards the payments to the Company. The Company and Jiangsu Ever-Glory have agreed that balances from import and export transactions may be offset. Amounts due to (from) Jiangsu Ever-Glory are typically settled within 60-90 days. Interest of 0.5% is charged on net amounts due at each month end. Interest income for the three months ended March 31, 2012 and 2011 was $272,736 and $19,116, respectively. Following is a summary of import and export transactions for the three months ended March 31, 2012:

	Accounts Receivable	Accounts Payable	Net
As of January 1, 2012	$19,999,373	$2,399,226	$17,600,147
Sales	$3,446,505	2,586,316	-
Payments Received/Made	$41,720	$9,407	-
As of March 31,2012	$23,404,158	$4,976,135	$18,428,023

Approximately 8.5% of the receivable balance at March 31, 2012 was settled by May 8, 2012.

Loan from Related Party

As of January 1, 2010 the Company owed $1.0 million to Blue Power Holdings Limited, a company controlled by the Company’s Chief Executive Officer. Interest was charged at 6% per annum on the amounts due. The loans were paid in full in April 2011.

NOTE 10 CONCENTRATIONS AND RISKS

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Based on management’s assessment of the amount of probable credit losses, if any, in existing accounts receivable, management has concluded that no allowance for doubtful accounts is necessary at March 31, 2012 and December 31, 2011. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions in the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability.

For the three-month period ended March 31, 2012, the Company had two wholesale customers that represented approximately 15% and 13% of the Company’s revenues. For the three-month period ended March 31, 2011, the Company had two wholesale customers that represented approximately 19% and 16% of the Company’s revenues.

For the wholesale business, the Company did not rely on any one raw material supplier during the three months ended March 31, 2012 and 2011.

For the retail business, the Company relied on two raw materials suppliers that represented approximately 24% and 11% of raw material purchases during the three months ended March 31, 2012. The Company relied on two raw materials suppliers that represented approximately 11% each of raw materials purchases during the three months ended March 31, 2011.

For the wholesale business, during the three months ended March 31, 2012, the Company relied on three manufacturers for 15%, 12% and 11% of purchased finished goods, and during the three months ended March 31, 2011, the Company relied on one manufacturer for 11% of purchased finished goods.

For the retail business, the Company did not rely on any one supplier of purchased finished goods during the three months ended March 31, 2012, and during the three months ended March 31, 2011 the Company relied on one supplier for approximately 11% of purchased finished goods.

The Company’s revenues for the three months ended March 31, 2012 and 2011 were earned in the following geographic areas:

	2012	2011
The People’s Republic of China	$30,508,481	$25,819,468
Germany	5,464,693	8,740,575
Europe-Other	7,929,592	7,585,136
Japan	6,107,149	5,952,088
United States	3,216,258	5,110,970
Total	$53,226,173	$53,208,237

NOTE 11 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)  Wholesale segment

(b)  Retail segment

The Company also provides general corporate services to its segments and these costs are reported as "corporate and others”:

	Wholesale segment	Retail segment	Corporate and others	Total
March 31,2012
Segment profit or loss:
Net revenue from external customers	$30,660,523	$22,565,650	$-	$53,226,173
Income from operations	$2,527,004	$236,516	$-	$2,763,520
Interest income	$278,229	$3,185	$-	$281,484
Interest expense	$514,561	$31,480	$-	$546,041
Depreciation and amortization	$250,465	$910,171	$-	$1,160,636
Income tax expense	$472,405	$52,451	$-	$524,856

March 31,2011
Segment profit or loss:
Net revenue from external customers	$40,609,356	$12,598,881	$-	$53,208,237
Income (loss) from operations	$2,882,148	$311,577	$117,340	$3,311,065
Interest income	$21,889	$584	$-	$22,473
Interest expense	$257,976	$3,090	$1,185	$262,251
Depreciation and amortization	$241,348	$549,249	$-	$790,597
Income tax expense	$601,568	$77,453	$-	$679,021

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months  ended March 31, 2012 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We are a leading apparel supply-chain manager and retailer in China. We are listed on the NYSE Amex under the symbol of “EVK”.

We classify our businesses into two segments: Wholesale and Retail. Our wholesale business consists of wholesale-channel sales made principally to famous brands and department stores located throughout Europe, the U.S., Japan and the People’s Republic of China (“PRC”). We focus on well-known, middle-to-high grade casual wear, sportswear, and outerwear brands. Our retail business consists of retail-channel sales directly to consumers through retail stores located throughout the PRC.

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

Wholesale Business

We conduct our original design manufacturing (“ODM”) operations through six wholly-owned subsidiaries which are located in the Nanjing Jiangning Economic and Technological Development Zone and Shang Fang Town in the Jiangning District in Nanjing, China: Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”), Goldenway Nanjing Garments Company Limited (“Goldenway”), Nanjing New-Tailun Garments Company Limited (“New Tailun”), Nanjing Catch-Luck Garments Co., Ltd. (“Catch-Luck”), Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”), and Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”).

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

The primary business objective for our wholesale segment is to expand our portfolio into higher-class brands, expand our customer base and improve our profit. We believe that our growth opportunities and continued investment initiatives include:

•	Expand the global sourcing network

•	Expand our overseas low-cost manufacturing base (outside of mainland China);

•	Focus on high value-added products and continue our strategy to produce mid to high end apparel

•	Continue to emphasize on product design and technology utilization.

•	Seek strategic acquisitions of international distributors that could enhance global sales and our distribution network

•	Maintain stable revenue increase in the markets while shifting focus to higher margin wholesale markets such as mainland China.

Retail Business

The business objective for our retail segment is to establish a leading brand of women’s apparel and to build a nationwide retail network in China. As of March 31, 2012, we have 484 stores (including store-in-stores) which included 26 stores that were opened and 9 stores that were closed in first quarter of 2012.

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

Global Economic Uncertainty

Our business is dependent on consumer demand for our products. We believe that the significant uncertainty in the global economy and a slowdown in the United States and European economies have increased our clients’ sensitivity to the cost of our products. We have experienced continued pricing pressure. If the global economic environment continues to be weak, these worsening economic conditions could have a negative impact on our sales growth and operating margins in our wholesale segment in 2012.

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

Estimates and Assumptions

In preparing our consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates in 2012 and 2011 include the assumptions used to value warrants and the estimates of the allowance for deferred tax assets.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2012 and 2011. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended March 31,
	2012		2011
	(in U.S. Dollars, except for percentages)
Sales	$53,226,173	100.0%	$53,208,237	100.0%
Gross Profit	$11,602,988	21.8%	$9,112,012	17.1%
Operating Expense	$8,839,468	16.6%	$5,800,947	10.9%
Income From Operations	$2,763,520	5.2%	$3,311,065	6.2%
Other Expenses (Income)	$(117,454)	(0.1)%	$(20,048)	(0.1)%
Income Tax Expense	$524,856	1.0%	$679,021	1.3%
Net Income	$2,121,210	4.0%	$2,611,996	4.9%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended March 31, 2012 and 2011.

					Growth in 2012
					compared with
	2012	% of total sales	2011	% of total sales	2011
Wholesales business
The People’s Republic of China	$7,942,831	14.9%	$13,220,587	24.8%	(39.9)%
Germany	5,464,693	10.3	8,740,575	16.4	(37.5)
Europe-Other	7,929,592	14.9	7,585,136	14.3	4.5
Japan	6,107,149	11.5	5,952,088	11.2	2.6
United States	3,216,258	6.0	5,110,970	9.6	(37.1)
Total wholesales business	30,660,523	57.6	40,609,356	76.3	(24.5)
Retail business	22,565,650	42.4	12,598,881	23.7	79.1
Total	$53,226,173	100.0%	$53,208,237	100.0%	0.0%

Sales for the three months ended March 31, 2012 and 2011 were both $53.2 million.

Sales generated from our wholesale business contributed 57.6% or $30.7 million of our total sales for the three months ended March 31, 2012, a decrease of 24.5% compared to $40.6 million in the three months ended March 31, 2011. This decrease was primarily attributable to decreased sales in the PRC, Germany, and the United States. The reduced sales in the wholesale segment was primarily due to the following factors (i) due to the worsening European debt crisis, high unemployment rates in the United States, and global economic uncertainty and instability, the advanced economies represented by Europe and the US are recovering slowly, which seriously impacted China's apparel exports, so, our overseas wholesale business also faced declining orders; (ii) domestic apparel market demand was hurt by the warmer than expected weather in the typical peak season in the fourth quarter of 2011 and the first quarter of 2012, which caused purchases by retailers to drop significantly in the first quarter of 2012. Therefore, our wholesale business declined in the first quarter of 2012.

Sales generated from our retail business contributed 42.4% or $22.6 million of our total sales for the three months ended March 31, 2012, an increase of 79.1% compared to 23.7% or $12.6 million in the three months ended March 31, 2011. This increase was primarily due to the increase in same store sales and new stores opened. We had 484 LA GO GO stores as of March 31, 2012, compared to 305 LA GO GO stores at March 31, 2011.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended March 31, 2012 and 2011.

	Three months ended March 31,				Growth (Decrease) in 2012 compared
	2012		2011		with 2011
	(in U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$30,660,523	100.0%	$40,609,356	100.0%	(24.5)%
Raw Materials	14,236,635	46.4	20,330,231	50.1	(30.0)
Labor	908,738	3.0	846,510	2.1	7.4
Outsourced Production Costs	9,640,526	31.4	13,450,308	33.1	(28.3)
Other and Overhead	230,751	0.8	197,618	0.5	16.8
Total Cost of Sales for Wholesale	25,016,650	81.6	34,824,667	85.8	(28.2)
Gross Profit for Wholesale	5,643,873	18.4	5,784,689	14.2	(2.4)
Net Sales for Retail	22,565,650	100.0	12,598,881	100.0	79.1
Production Costs	7,869,084	34.9	4,326,318	34.3	81.9
Rent	8,737,451	38.7	4,945,240	39.3	76.7
Total Cost of Sales for Retail	16,606,535	73.6	9,271,558	73.6	79.1
Gross Profit for Retail	5,959,115	26.4	3,327,323	26.4	79.1
Total Cost of Sales	41,623,185	78.2	44,096,225	82.9	(5.6)
Gross Profit	$11,602,988	21.8%	$9,112,012	17.1%	27.3%

Raw material costs for our wholesale business were 46.4% of our total wholesale business sales in the three months ended March 31, 2012, a decrease of 3.7% compared to 50.1% in the three months ended March 31, 2011.  The decrease was mainly due to decreased raw materials prices.

Labor costs for our wholesale business were 3.0% of our total wholesale business sales in the three months ended March 31, 2012, an increase of 0.9% compared to 2.1% in the three months ended March 31, 2011. The increase was mainly due to decreased  outsourced production.

Outsourced manufacturing costs for our wholesale business were 31.4% of our total wholesale business sales in the three months ended March 31, 2012, a decrease of 1.7% compared to 33.1% in the three months ended March 31, 2012. This decrease was primarily attributable to: (i) the outsourced manufacturing costs in the PRC decreased because we had available domestic capacity in the three months ended March 31, 2012, compared with limited capacity in the three months ended March 31, 2011, and our Chinese suppliers were willing to lower their prices due to their excess production capacity (ii) outsourced orders to our related entities in Vietnam and Cambodia, which have lower labor costs compared to orders outsourced to Chinese factories.

Overhead and other expenses for our wholesale business accounted for 0.8% of our total wholesale business sales for the three months ended March 31, 2012, an increase of 0.3% compared to 0.5% of total sales for the three months ended March 31, 2011. This increase was mainly because of decreased outsourced production.

For our wholesale business gross profit for the three months ended March 31, 2012 was $5.6 million, a decrease of 2.4% compared to the three months ended March 31, 2011. Gross margin was 18.4% for the three months ended March 31, 2012, an increase of 4.2% compared to 14.2% for the three months ended March 31, 2011. The increase was mainly due to decreased raw materials prices and outsourced manufacturing costs.

Production costs for our retail business were $7.9 million during the three months ended March 31, 2012 compared to $4.3 million during the three months ended March 31, 2011. As a percentage of retail sales, retail production costs accounted for 34.9% of our total retail sales in the three months ended March 31, 2012, compared to 34.3% of total retail sales in the three months ended March 31, 2011. The increase was due to reduced sales prices for increased sales volume.

Rent costs for our retail business were $8.7 million for the three months ended March 31, 2012 compared to $4.9 million for the three months ended March 31, 2011. As a percentage of sales, rent costs accounted for 38.7% of our total retail sales for the three months ended March 31, 2012, compared to 39.3% of total retail sales for the three months ended March 31, 2011. Total rent costs increased as a result of the increase in the number of our stores. The decrease in rent costs as a percentage of total retail sales was due to an increase in same store sales in 2012.

Gross profit in our retail business for the three months ended March 31, 2012 was $6.0 million and gross margin was 26.4%. Gross profit in our retail business for the three months ended March 31, 2011 was $3.3 million and gross margin was 26.4%.

Total cost of sales for the three months ended March 31, 2012 was $41.6 million, compared to $44.1 million for the three months ended March 31, 2011, a decrease of 5.6%. As a percentage of total sales, cost of sales decreased to 78.2% of total sales for the three months ended March 31, 2012, compared to 82.9% of total sales for the three months ended March 31, 2011. Consequently, gross margin increased to 21.8% for the three months ended March 31, 2012 from 17.1% for the three months ended March 31, 2011.

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

	Three Months Ended March 31,
	2012		2011		Increase
	(in U.S. Dollars, except for percentages)
Gross Profit	$11,602,988	21.8%	$9,112,012	17.1%	27.3%
Operating Expenses:
Selling Expenses	5,834,192	11.1%	3,589,105	6.7	62.6
General and Administrative Expenses	3,005,276	5.6%	2,211,842	4.2	35.9
Total	$8,839,468	16.6%	$5,800,947	10.9	52.4
Income from Operations	$2,763,520	5.2%	$3,311,065	6.2%	(16.5)%

Selling expenses increased 62.6% to $5.8 million for the three months ended March 31, 2012 from $3.6 million for the three months ended March 31, 2011. The increase was attributable to the increased number of retail employees and increased average salaries, as well as increased store decoration and marketing expenses associated with the promotion of the LA GO GO brand.

General and administrative expenses increased 35.9% to $3.0 million for the three months ended March 31, 2012 from $2.2 million for the three months ended March 31, 2011. As a percentage of total sales, general and administrative expenses increased to 5.6% of total sales for the three months ended March 31, 2012, compared to 4.2% of total sales for the three months ended March 31, 2011. The increase was attributable to an increase in payroll for additional management and design and marketing staff as a result of our business expansion.

Income from Operations

Income from operations decreased 16.5% to $2.8 million for the three months ended March 31, 2012 from $3.3 million for the three months ended March 31, 2011.  As a percentage of sales, income from operations accounted for 5.2% of our total sales  for the three months ended March 31, 2012, a decrease of 1.0% compared to the three months ended March 31, 2011 as a result of increasing selling expenses and  general and administrative expenses, as well as reduced retail sales prices.

Interest Expense

Interest expense was $0.5 million for the three months ended March 31, 2012, an increase of 108.2% compared to the same period in 2011. The increase was due to the increased bank loans as a result of our business expansion, from $19.5 million at March 31, 2011 to $25.0 million at March 31, 2012.

Change in fair value of derivative liability

Change in fair value of derivative liability was a gain of $0.1 million and $0.2 million, based on the Binnomial Lattice model, for the three months ended March 31, 2012 and 2011, respectively.

Income Tax Expenses

Income tax expense for the three months ended March 31, 2012 was $0.5 million, a decrease of 22.7% compared to the same period of 2011. The decrease was primarily due to lower taxable income.

Our PRC subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws. Each of our consolidated entities files its own separate income tax return.

Below is a summary of the income tax rate for each of our PRC subsidiaries in 2011 and 2012:

	Goldenway	New-Tailun	Catch-Luck	LA GO GO	Ever-Glory Apparel	Tai Xin
2011	25.0%	25.0%	25.0%	25.0%	25.0%	-%
2012	25.0%	25.0%	25.0%	25.0%	25.0%	25.0%

Perfect Dream Limited was incorporated in the British Virgin Islands on July 1, 2004, and has no income tax.

Ever-Glory International Group (HK) Ltd was incorporated in Samoa on September 15, 2009, and has no liabilities for income tax.

The Company was incorporated in the United States and has incurred net operating losses for income tax purposes through 2010. The net operating loss carries forwards for United States income taxes may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2031. Management believes that the realization of the benefits from these losses is uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero.

Net Income

Net income for the three months ended March 31, 2012 was $2.1 million, a decrease of 18.8% compared to the same period in 2011. Our diluted earnings per share were $0.14 and $0.18 for the three months ended March 31, 2012 and 2011, respectively. This decrease was primarily due to the decrease in our net income.

Summary of Cash Flows

Net cash provided by operating activities was $ 8.9 million and $5.2 million for the three months ended March 31, 2012 and 2011. This increase was mainly due to decreased inventories and accounts receivable offset by decreased accounts payable.

Net cash used in investing activities was $0.7 million and $0.5 million for the three months ended March 31, 2012 and 2011. This increase was mainly due to the renovation and construction of  LA GO GO’s headquarters.

Net cash used in financing activities was $4.3 million for the three months ended March 31, 2012, compared with net cash provided by financing activities of $1.1 million during the three months ended March 31, 2011. During the three months ended March 31, 2012, we repaid $17.8 million of bank loan and received bank loan proceeds of $13.5 million.

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $12.8 million, other current assets of $91.5 million and current liabilities of $66.9 million. We presently finance our operations primarily from cash flows from operations and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs.

Bank Loans

On August 2, 2010, Goldenway entered into a two-year revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.86 million (RMB50 million). As of March 31, 2012, under this agreement, the Company had borrowed approximately $5.38 million (RMB34 million) with annual interest rates of 7.02%, and due on various dates from May to July 2012.  These loans are guaranteed by Jiangsu Ever-Glory International Group Corp.(“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment.

On March 11, 2010, Ever-Glory Apparel entered into an one-year line of credit agreement for approximately $7.86 million (RMB50 million) with Nanjing Bank. The agreement has been extended until April 6, 2013. As of March 31, 2012, $1.05 million of bank loans was outstanding under this agreement, with an annual interest rate from 5.53% to 5.58%, due on various dates from April to May 2012, and collateralized by approximately $1.3 million of accounts receivable from wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. At March 31, 2012, approximately $6.81 million was unused and available. Approximately $0.77 million was repaid in April 2012.

As of March 31, 2012, LA GO GO had borrowed $1.58 million (RMB10.0 million) from Nanjing Bank with an annual interest rate of 7.87% and due on various dates from April 2012 to June 2012. Approximately $0.79 million was repaid in April 2012.This loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang.

As of March 31, 2012, New Tailun had borrowed $1.58 million (RMB 10.0 million) from Nanjing Bank with an annual interest rate of 8.6% and due in June 2012. This loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang.

As of March 31, 2012, Ever-Glory Apparel had borrowed $1.63 million from Shanghai Pudong Development Bank with an annual interest rate from 7.02% to 7.54%. The loan is guaranteed by Goldenway, and collateralized by approximately $2.1 million of accounts receivable from wholesale customers. This loan is due in May 2012.

On January 4, 2011, Goldenway entered into a new one-year line of credit agreement for approximately $6.32 million (RMB40 million) with Shanghai Pudong Development Bank. As of March 31, 2012, Goldenway had borrowed the maximum amount available under the line of $6.32 million (RMB40 million), with an annual interest rate of 7.55%. These loans are collateralized by certain properties and land use rights of Goldenway, and are due in November 2012.

As of March 31, 2012, Ever-Glory Apparel had borrowed $0.32 million (RMB2.0 million) from the Industrial and Commercial Bank of China with an annual interest rate of 6.1%. The loan is due in June 2012, and is guaranteed by Jiangsu Ever-Glory.

As of March 31, 2012, Ever-Glory Apparel had borrowed $5.06 million from the Bank of Communications with an annual interest rate of 7.08%, and due in March 2013. The loan is guaranteed by Jiangsu Ever-Glory and the Company's chairman and CEO, Mr. Kang. In addition, Ever-Glory Apparel had borrowed $1.58 million from the Bank of Communications with annual interest rates ranging from 3.96% to 4.08%, due on various dates from April 2012 to June 2012, guaranteed by Jiangsu Ever-Glory and Mr. Kang, and collateralized by approximately $1.98 million of accounts receivable from wholesale customers. Approximately $0.23 million was repaid in April 2012.

As of March 31, 2012, Ever-Glory Apparel had borrowed $0.54 million from the Bank of China with an annual interest rate of 6.53%. The loan is guaranteed by Goldenway, and collateralized by approximately $0.7 million of accounts receivable from wholesale customers. This loan was paid full in April 2012.

On July 29, 2011, Ever-Glory Apparel and Perfect Dream collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $7.0 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of March 31, 2012, no amounts were outstanding  under this agreement.

Total interest expense on bank loans for the three months ended March 31, 2012 and 2011 amounted to $546,041 and $261,271, respectively.

All bank loans are used to fund our daily operations.

Loans from related party

As of March 31, 2011 the Company owed $0.9 million to Blue Power Holdings Limited, a company controlled by the Company’s Chief Executive Officer. Interest was charged at 6% per annum on the amounts due. The loans were paid in full in April 2011. For the three months ended March 31, 2011, the Company incurred interest expense of $909.

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

As of March 31, 2012, we had access to $22.7 million in lines of credit, of which $16.3 million was unused and is currently available. These credit facilities do not include any covenants.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004, the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of March 31, 2012, the market foreign exchange rate had increased to 6.33 RMB to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future, and will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel, Tai Xin and LA GO GO (whose functional currency is the RMB) are translated into US dollars using the current rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expense items are translated at the average exchange rate for the period. All exchange differences are recorded within equity. Foreign currency translation gain for the three and three months ended March 31, 2012 and 2011 was $0.40 million and $0.24 million respectively.

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

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, bank loans and long-term obligations. We consider investments in highly-liquid instruments purchased with a remaining maturity of 90 days or less from the date of purchase to be cash equivalents.

Interest Rates: Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. On March 31, 2012, we had $12.8 million in cash and cash equivalents. A hypothetical 5% increase or decrease in either the short term or long term interest rates would not have any material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates: We pay our suppliers and employees in Chinese RMB, however, most of our wholesales customers are located in the U.S., Japan and Europe and we generate sales from them in U.S. Dollars, Euros and British Pounds. Accordingly, our business has substantial exposure to changes in exchange rates between and among the Chinese RMB, the U.S. Dollar, the Euro and the British Pound. In the last decade, the RMB has been pegged at 8.26 RMB to one U.S. Dollar. On July 21, 2005 it was revalued to 8.09 per U.S. Dollar. Following the removal of the peg to the U.S. Dollar and pressure from the United States, the People’s Bank of China also announced that the RMB would be pegged to a basket of foreign currencies, rather than being strictly tied to the U.S. Dollar, and would be allowed to float trade within a narrow 0.3% daily band against this basket of currencies. The PRC government has stated that the basket is dominated by the U.S. Dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British Pound, Thai Baht, Russian Ruble, Australian Dollar, Canadian Dollar and Singapore Dollar. There can be no assurance that the relationship between the RMB and these currencies will remain stable over time, especially in light of the significant political pressure on the Chinese government to permit the free flotation of the RMB, which could result in greater and more frequent fluctuations in the exchange rate between the RMB, the U.S. Dollar and the Euro. On March 31, 2012, the exchange rate between the RMB and U.S. Dollar was 6.33 RMB to one U.S. Dollar. For additional discussion regarding our foreign currency risk, see the section titled Risk Factors in the Annual Report on Form 10-K for fiscal year ended on December 31, 2011. Fluctuation in the value of Chinese RMB relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.

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

Evaluation of Disclosure Controls and Procedures. As of March 31, 2012, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were operating effectively as of March 31, 2012.

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

Changes in Internal Control over Financial Reporting

Our management has worked, and will continue to work to improve our internal controls over financial reporting. During the three months ended March 31, 2012, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We know of no pending legal proceedings to which we are a party which is material or potentially material, either individually or in the aggregate. We are from time to time, during the normal course of our business operations, subject to various litigation claims and legal disputes. We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A.	RISK FACTORS

There has been no material change in the information provided in Item 1A of Form 10-K Annual Report for the year ended December 31, 2011 filed with the SEC on March 28, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 11, 2012	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jiansong Wang
Jiansong Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)