Form 10-Q
period 2012-06-30
Ever-Glory International Group, Inc.
filed 2012-08-10
CIK 943184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 7, 2012, 14,765,942  shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

ASSETS
	2012	2011
CURRENT ASSETS
Cash and cash equivalents	$7,184,037	$8,822,581
Accounts receivable	36,638,369	50,634,388
Inventories	38,870,698	36,874,804
Value added tax receivable	3,514,667	1,908,436
Other receivables and prepaid expenses	1,424,516	1,122,570
Advances on inventory purchases	2,749,725	2,177,544
Amounts due from related party	18,672,420	17,623,712
Total Current Assets	109,054,432	119,164,035

LAND USE RIGHT, NET	3,082,466	2,845,552
PROPERTY AND EQUIPMENT, NET	12,934,685	13,210,628
TOTAL ASSETS	$125,071,583	$135,220,215

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Bank loans	$22,473,539	$29,185,381
Accounts payable	33,066,119	41,466,844
Accounts payable and other payables - related parties	2,660,262	2,759,003
Other payables and accrued liabilities	6,191,050	5,996,434
Value added and other taxes payable	2,252,625	2,268,872
Income tax payable	280,852	368,714
Deferred tax liabilities	3,041,151	2,460,377
Derivative liability	100,000	-
Total Current Liabilities	70,065,598	84,505,625

LONG-TERM LIABILITIES
Derivative liability	-	390,800
Total Long-term Liabilities	-	390,800
TOTAL LIABILITIES	70,065,598	84,896,425

COMMITMENTS AND CONTINGENCIES

EQUITY
Stockholders' equity of the Company:
Preferred stock ($.001 par value, authorized 5,000,000 shares,
no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares,
14,765,942 and 14,760,873 shares issued and outstanding
as of June 30, 2012 and December 31, 2011, respectively)	14,766	14,761
Additional paid-in capital	3,542,200	3,532,369
Retained earnings	39,449,211	34,976,853
Statutory reserve	5,311,921	5,311,921
Accumulated other comprehensive income	6,687,887	6,487,886
Total Stockholders' Equity	55,005,985	50,323,790

TOTAL LIABILITIES AND EQUITY	$125,071,583	$135,220,215

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
NET SALES	$47,195,031	$42,923,640	$100,421,204	$96,131,877
COST OF SALES	33,608,450	32,566,893	75,231,635	76,663,118

GROSS PROFIT	13,586,581	10,356,747	25,189,569	19,468,759

OPERATING EXPENSES
Selling expenses	6,966,335	3,766,770	12,800,527	7,355,875
General and administrative expenses	4,198,130	4,117,313	7,203,406	6,329,155
Total Operating Expenses	11,164,465	7,884,083	20,003,933	13,685,030

INCOME FROM OPERATIONS	2,422,116	2,472,664	5,185,636	5,783,729

OTHER INCOME (EXPENSES)
Interest income	328,736	124,401	610,220	146,874
Interest expense	(458,703)	(258,924)	(1,004,744)	(521,175)
Change in fair value of derivative liability	180,000	134,500	290,800	330,300
Other income	200,010	204	236,313	24,134
Total Other Income (Expenses)	250,043	181	132,589	(19,867)

INCOME BEFORE INCOME TAX EXPENSE	2,672,159	2,472,845	5,318,225	5,763,862
INCOME TAX EXPENSE	(321,010)	(213,976)	(845,866)	(892,997)

NET INCOME	2,351,149	2,258,869	4,472,359	4,870,865

OTHER COMPERHENSIVE (LOSS) INCOME
Foreign currency translation (loss) gain	(196,365)	479,660	200,001	716,495
COMPREHENSIVE INCOME	$2,154,784	$2,738,529	$4,672,360	$5,587,360

EARNINGS PER SHARE
Basic and diluted	$0.16	$0.15	$0.30	$0.33
Weighted average number of shares outstanding
Basic and diluted	14,765,942	14,755,494	14,763,815	14,754,687

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,472,359	$4,870,865
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation and amortization	2,296,910	1,666,901
Provision (recovery) for obsolete inventories	459,213	(13,666)
Change in fair value of derivative liability	(290,800)	(330,300)
Deferred income tax	563,191	(85,708)
Interest on loans from related party	-	909
Stock-based compensation	9,836	10,077
Accounts receivable	14,295,016	9,413,419
Inventories	(2,219,405)	(37,484)
Value added tax receivable	(1,591,861)	(1,708,832)
Other receivables and prepaid expenses	(295,199)	8,208
Advances on inventory purchases	(555,284)	537,544
Amounts due from related parties	(936,188)	(6,019,433)
Accounts payable	(8,594,380)	(3,242,434)
Accounts payable and other payables- related parties	(80,515)	(138,168)
Other payables and accrued liabilities	36,570	975,521
Value added and other taxes payable	(32,117)	447,390
Income tax payable	(90,383)	559,150
Net cash provided by operating activities	7,446,963	6,913,959

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(2,147,918)	(1,535,053)
Net cash used in investing activities	(2,147,918)	(1,535,053)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	24,576,457	28,557,182
Repayment of bank loans	(31,488,282)	(26,167,763)
Repayment of loans from related party	-	(1,000,720)
Net cash (used in) provided by financing activities	(6,911,825)	1,388,699

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(25,764)	253,305

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,638,544)	7,020,910

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,822,581	3,691,653

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,184,037	$10,712,563

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$1,004,744	$520,195
Income taxes	$373,221	$423,577

See the accompanying notes to the condensed consolidated financial statements.

 EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of June 30, 2012, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. Wholesale revenues are generally higher in the third and fourth fiscal quarters, while retail revenues are generally higher in the first and fourth fiscal quarters. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

At June 30, 2012, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions that management considers to be of a high quality.

As of June 30, 2012 and December 31, 2011, the Company has a derivative liability subject to recurring fair value measurement ( Level 3) with the change in fair value recognized in earnings (Note 5).

Foreign Currency Translation and Other Comprehensive Income

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company, Ever-Glory HK and Perfect Dream Limited, a British Virgin Islands incorporated subsidiary of the Company (“Perfect Dream”), is the U.S. dollar. The functional currency of Goldenway, New Tailun, Catch-luck, Ever-Glory Apparel, Tai Xin and LA GO GO is the Chinese RMB.

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

Reclassification

Certain amounts reported in the June 30, 2011 financial statements have been reclassified to confirm to the June 30, 2012 financial statements presentation.

NOTE 3   INVENTORIES

 Inventories at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
Raw materials	$7,974,309	$5,606,073
Work-in-progress	8,996,610	7,919,403
Finished goods	22,930,130	23,916,206
	39,901,049	37,441,682
Less: allowance for obsolete inventories	(1,030,351)	(566,878)
Total inventories	$38,870,698	$36,874,804

NOTE 4   BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Bank loans consisted of the following at June 30, 2012 and December 31, 2011:

Bank	June 30, 2012	December 31, 2011
Nanjing Bank	$5,599,399	$11,731,223
Shanghai Pudong Development Bank	6,328,000	8,966,382
Industrial and Commercial Bank of China	-	5,294,270
Bank of Communications	7,432,103	2,660,562
The Hong Kong and Shanghai Bank	1,215,637	532,944
Bank of China	1,898,400	-
	$22,473,539	$29,185,381

On August 2, 2010, Goldenway entered into a two-year revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.91 million (RMB50 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of June 30, 2012, no amounts were outstanding  under this agreement.

On March 11, 2010, Ever-Glory Apparel entered into an one-year line of credit agreement for approximately $7.91 million (RMB50 million) with Nanjing Bank. The agreement has been extended until April 6, 2013. As of June 30, 2012, Ever-Glory Apparel had borrowed $2.37 million from Nanjing Bank with an annual interest rate from 6.73% to 6.89% due on various dates from November 2012 to May 2013. The loan is guaranteed by Jiangsu Ever-Glory and the Company's chairman and CEO, Mr. Kang. In addition, Ever-Glory Apparel had borrowed $1.64 million from Nanjing Bank with an annual interest rate from 4.4% to 4.9% due on various dates from August 2012 to September 2012, and collateralized by approximately $2.2 million of accounts receivable from wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. At June 30, 2012, approximately $3.9 million was unused and available.

As of June 30, 2012, LA GO GO had borrowed $1.58 million (RMB10.0 million) from Nanjing Bank with an annual interest rate of 6.29% and due on various dates from April 2013 to May 2013. This loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang.

On January 4, 2011, Goldenway entered into a new one-year line of credit agreement for approximately $6.33 million (RMB40 million) with Shanghai Pudong Development Bank. As of June 30, 2012, Goldenway had borrowed the maximum amount available under the line of $6.33 million (RMB40 million), with an annual interest rate of 7.55%. These loans are collateralized by certain properties and land use rights of Goldenway, and are due in November 2012.

As of June 30, 2012, Ever-Glory Apparel had borrowed $5.06 million from the Bank of Communications with an annual interest rate of 7.08%, and due in February 2013. The loan is guaranteed by Jiangsu Ever-Glory and the Company's chairman and CEO, Mr. Kang. In addition, Ever-Glory Apparel had borrowed $1.58 million from the Bank of Communications with annual interest rate  of 5.27%, due on various dates from July 2012 to September 2012, guaranteed by Jiangsu Ever-Glory and Mr. Kang, and collateralized by approximately $1.98 million of accounts receivable from wholesale customers. Approximately $0.23 million was repaid in July 2012.

As of June 30, 2012, LA GO GO had borrowed $0.79 million (RMB5.0 million) from the Bank of Communications with an annual interest rate of 6.37% and due in June 2013. This loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang.

As of June 30, 2012, Ever-Glory Apparel had borrowed $1.90 million from the Bank of China with an annual interest rate rom 5.9% to 6.1% due on various dates from July 2012 to August 2012. The loan is guaranteed by Goldenway, and collateralized by approximately $2.6 million of accounts receivable from wholesale customers. Approximately $0.98 million was repaid in July 2012.

On July 29, 2011, Ever-Glory Apparel and Perfect Dream collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $7.0 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of June 30, 2012, Ever-Glory Apparel had borrowed $1.22 million from HSBC with an annual interest rate from 5.85% to 7.02% due on various dates from July 2012 to September 2012, and collateralized by approximately $1.63 million of accounts receivable from wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. At June 30, 2012, approximately $5.78 million was unused and available. Approximately $0.27 million was repaid in July 2012.

Total interest expense on bank loans amounted to $458,703, $1,004,744, $258,924 and $521,175 for the three and six months ended June 30, 2012 and 2011, respectively.

NOTE 5   DERIVATIVE WARRANT LIABILITY

The Company has warrants outstanding to purchase an aggregate of 840,454 shares of Company common stock, which warrants require liability classification because of certain provisions that may result in an adjustment to their exercise price. The liability has been adjusted to fair value as of June 30, 2012 and 2011, resulting in a decrease in the liability and increase in other income of $180,000, $290,800, $134,500 and $330,300 for the three and six months ended June 30, 2012 and 2011, respectively.

The warrants will expire in June 2013. For the three and six months ended June 30, 2012 and 2011, the Company excluded these warrants from diluted earnings per share as they were antidilutive.

NOTE 6   INCOME TAX

PRC pre-tax income for the three and six months ended June 30, 2012 and 2011, was taxable in the following jurisdictions.

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
PRC	$1,582,335	$712,029	$3,350,278	$3,691,090
Others	1,089,824	1,760,816	1,967,947	2,072,772
	$2,672,159	$2,472,845	$5,318,225	$5,763,862

The Company’s operating subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (“the Income Tax Laws”).

All PRC subsidiaries are subject to income tax at 25% statutory rate.

Perfect Dream was incorporated in the British Virgin Islands (BVI), and under the current laws of the BVI dividends and capital gains arising from the Company’s investments in the BVI are not subject to income taxes.

Ever-Glory HK was incorporated in Samoa on September 15, 2009, and under the current laws of Samoa has no liabilities for income tax.

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three and six months ended June 30, 2012 and 2011, respectively:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
PRC statutory rate	25.0%	25.0%	25.0%	25.0%
Non-taxable or non-deductible items	(2.3)	(1.8)	(1.9)	(1.9)
Effect of foreign income tax rates	(8.5)	(16.5)	(7.9)	(7.6)
Income tax exemption	-	(0.1)	0.1	(0.1)
Other	(2.2)	2.1	0.6	0.1
Effective income tax rate	12.0%	8.7%	15.9%	15.5%

Income tax expense for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Current	$121,988	$474,871	$265,092	$978,705
Deferred	199,022	(260,895)	580,774	(85,708)
Income tax expense	$321,010	$213,976	$845,866	$892,997

NOTE 7   STOCKHOLDERS’ EQUITY

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

Other income from Related Parties

Included in other income for the three and six months ended June 30, 2012 and 2011 is rent revenue from entities controlled by Mr. Kang under operating lease agreements with various terms though 2015 as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
EsCeLav	$2,969	$2,872	$5,933	$5,726
Nanjing Eight-One-Five Hi-Tech (M&E) Co.,Ltd.	$3,952	$3,830	$7,905	$7,635
Jiangsu Heng-Rui	$-	$5,400	$-	$10,765
Total	$6,921	$12,102	$13,838	$24,126

Purchases from, and Sub-contracts with Related Parties

In connection with the Company’s tax planning strategies relating to value-added taxes, raw materials are sourced by the Company in the PRC and shipped to related party contract manufacturers in Vietnam and Cambodia. The raw materials were originally purchased by the Company, and, through a series of transactions, were sold at cost to, and repurchased at cost from, Jiangsu Ever-Glory. These transactions amounted to approximately $1.1 million (RMB7.5 million) during the six months ended June 30, 2011, and have been netted against each other for financial reporting purposes.  There were no such transactions in 2012.

For the three and six months ended June 30 2012 and 2011, the Company purchased raw materials of $79,413, $714,022, $948,146, $1,059,091, respectively, from Nanjing Knitting.

In addition, the Company sub-contracted certain manufacturing work to related parties totaling $2,597,793, $5,423,363, $2,458,327, $3,988,745 for the three and six months ended June 30, 2012 and 2011, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Nanjing Knitting	$119,159	$11,855	$753,768	$35,565
Nanjing Ever-Kyowa	246,417	297,973	411,634	535,613
Ever-Glory Vietnam	625,667	1,494,180	1,455,136	2,392,433
Ever-Glory Cambodia	1,594,778	653,436	2,781,291	1,023,255
EsC'Lav	6,616	883	12,564	11,879
Jiangsu Ever-Glory	5,156	-	8,970	-
	$2,597,793	$2,458,327	$5,423,363	$3,998,745

Accounts Payable – Related Parties

The Company purchases raw materials from and subcontracts some of its production to related parties. Accounts payable to related parties at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Nanjing Knitting	$1,105,915	$661,139
Nanjing Ever-Kyowa	288,720	436,030
Ever-Glory Vietnam	632,342	1,305,696
Ever-Glory Cambodia	633,285	330,047
Kunshan Enjin	-	26,091
Total	$2,660,262	$2,759,003

Amounts Due From Related Party

The amounts due from related parties at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
EsC'eLav	$5,932	$23,565
Nanjing Eight-One-Five Hi-tech (M&E) Co.,Ltd.	7,910	-
Jiangsu Ever-Glory	18,658,578	17,600,147
Total	$18,724,420	$17,623,712

Jiangsu Ever-Glory engages in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by the Company’s Chief Executive Officer. Because of restrictions on its ability to directly import and export products, the Company utilizes Jiangsu Ever-Glory as its agent to assist the Company with its import and export transactions and its international transportation projects. Import transactions primarily consist of purchases of raw materials and accessories designated by the Company’s customers for use in garment manufacture. Export transactions consist of the Company’s sales to foreign markets such as Japan, Europe and the United States. As the Company’s agent, Jiangsu Ever-Glory’s responsibilities include managing customs, inspection, transportation, insurance and collections on behalf of the Company. Jiangsu Ever-Glory also manages transactions denominated in currencies other than the Chinese RMB at rates of exchange agreed between the Company and Jiangsu Ever-Glory and based upon rates of exchange quoted by the People’s Bank of China. In return for these services, Jiangsu Ever-Glory charged the Company a fee of approximately 3% of export sales manufactured in China and 1% of export sales manufactured overseas. For import transactions, the Company may make advance payments, through Jiangsu Ever-Glory, for the raw material purchases, or Jiangsu Ever-Glory may make advance payments on the Company’s behalf. For export transactions, accounts receivable for export sales are remitted by the Company’s customers through Jiangsu Ever-Glory, who forwards the payments to the Company. The Company and Jiangsu Ever-Glory have agreed that balances from import and export transactions may be offset. Amounts due to (from) Jiangsu Ever-Glory are typically settled within 60-90 days. Interest of 0.5% is charged on net amounts due at each month end. Interest income for the three and six months ended June 30, 2012 and 2011 was $290,559, $563,295, $120,379 and $139,495, respectively. Following is a summary of import and export transactions for the six months ended June 30, 2012:

	Accounts Receivable	Accounts Payable	Net
As of January 1, 2012	$19,999,373	$2,399,226	$17,600,147
Sales	$3,448,685	5,297,030	-
Payments Received/Made	$822,392	$3,729,168	-
As of June 30,2012	$22,625,666	$3,967,088	$18,658,578

Approximately  20.8 % of the receivable balance at June 30, 2012 was settled by August 7, 2012.

Loan from Related Party

As of January 1, 2010 the Company owed $1.0 million to Blue Power Holdings Limited, a company controlled by the Company’s Chief Executive Officer. Interest was charged at 6% per annum on the amounts due. The loans were paid in full in April 2011.

NOTE 9   CONCENTRATIONS AND RISKS

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Based on management’s assessment of the amount of probable credit losses, if any, in existing accounts receivable, management has concluded that no allowance for doubtful accounts is necessary at June 30, 2012 and December 31, 2011. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions in the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability.

For the six-month period ended June 30, 2012, the Company had two wholesale customers that represented approximately 13% and 12% of the Company’s revenues. For the three-month period ended June 30, 2012, the Company had two wholesale customers that each represented approximately 11% of the Company’s revenues. For the six-month period ended June 30, 2011, the Company had two wholesale customers that each represented approximately 23% and 17% of the Company’s revenues. For the three-month period ended June 30, 2011, the Company had one wholesale customer that represented approximately 26% of the Company’s revenues.

For the Company’s wholesale business during the three and six months ended June 30, 2012 and 2011, no supplier represented more than 10% of the total raw materials purchased.

For the Company’s retail business, the Company had one supplier that represented approximately 14% of raw materials purchases during the six months ended June 30, 2012. The Company purchased 11% and 14% of its raw materials from two suppliers during the three months ended June 30, 2012. The Company had one supplier that represented approximately 16% of raw materials purchases during the six months ended June 30, 2011. The Company purchased 22% of its raw materials from one supplier during the three months ended June 30, 2011.

For the wholesale business, during the six months ended June 30, 2012, the Company relied on two manufacturers for 17% and 13% of purchased finished goods. During the six months ended June 30, 2011, the Company relied on one manufacturer for 10% of purchased finished goods. During the three months ended June 30, 2012, the Company relied on two manufacturers for 19% and 16% of purchased finished goods. During the three months ended June 30, 2011, the Company relied on two manufacturers for 15% and 11% of purchased finished goods.

For the retail business, during the three and six months ended June 30, 2012 , no supplier represented more than 10% of the total purchased finished goods.During the six months ended June 30, 2011 , no supplier represented more than 10% of the total purchased finished goods. During the three months ended June 30, 2011 , the Company relied on one manufacturer for 10% of purchased finished goods.

The Company’s revenues for the three and six months ended June 30, 2012 and 2011 were earned in the following geographic areas:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
The People’s Republic of China	$29,320,073	$15,420,664	$59,828,555	$41,694,449
Germany	3,393,413	8,670,146	8,858,106	17,410,721
United Kingdom	4,588,231	5,403,112	7,953,390	7,741,270
Europe-Other	3,189,555	2,826,082	7,753,988	7,618,743
Japan	2,416,434	5,060,331	8,523,582	11,012,419
United States	4,287,325	5,543,305	7,503,583	10,654,275
Total	$47,195,031	$42,923,640	$100,421,204	$96,131,877

NOTE 10   SEGMENTS

 The Company reports financial and operating information in the following two segments:

 (a)  Wholesale segment

 (b)  Retail segment

	Wholesale segment	Retail segment	Total
Six months ended June 30, 2012
Segment profit or loss:
Net revenue from external customers	$59,468,451	$40,952,753	$100,421,204
Income from operations	$4,494,836	$690,800	$5,185,636
Interest income	$603,785	$6,435	$610,220
Interest expense	$938,754	$65,990	$1,004,744
Depreciation and amortization	$498,899	$1,798,011	$2,296,910
Income tax expense	$687,462	$158,404	$845,866

Six months ended June 30, 2011
Segment profit or loss:
Net revenue from external customers	$74,272,509	$21,859,368	$96,131,877
Income (loss) from operations	$5,226,517	$557,212	$5,783,729
Interest income	$145,319	$1,555	$146,874
Interest expense	$505,243	$15,932	$521,175
Depreciation and amortization	$797,969	$868,932	$1,666,901
Income tax expense	$756,939	$136,058	$892,997

	Wholesale segment	Retail segment	Total
Three months ended June 30, 2012
Segment profit or loss:
Net revenue from external customers	$28,807,928	$18,387,103	$47,195,031
Income from operations	$1,967,832	$454,284	$2,422,116
Interest income	$325,486	$3,250	$328,736
Interest expense	$424,193	$34,510	$458,703
Depreciation and amortization	$248,435	$887,840	$1,136,275
Income tax expense	$215,057	$105,953	$321,010

Three months ended June 30, 2011
Segment profit or loss:
Net revenue from external customers	$33,663,153	$9,260,487	$42,923,640
Income (loss) from operations	$2,227,029	$245,635	$2,472,664
Interest income	$123,430	$971	$124,401
Interest expense	$246,082	$12,842	$258,924
Depreciation and amortization	$556,621	$319,683	$876,304
Income tax expense	$155,371	$58,605	$213,976

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months  ended June 30, 2012 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We are a leading apparel supply-chain manager and retailer in China. We are listed on NYSE MKT (previously NYSE Amex) under the symbol of “EVK”.

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

Retail Business

The business objective for our retail segment is to establish a leading brand of women’s apparel and to build a nationwide retail network in China. As of June 30, 2012, we have 562 stores (including store-in-stores) which included 121 stores that were opened and  26 stores that were closed in first half of 2012.

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

Retail business

For store-in-store shops, we generally receive payments from the stores between 60 and 90 days following the date of the register receipt. For our own flagship stores, we receive payments at the time of the register receipt.

Global Economic Uncertainty

Our business is dependent on consumer demand for our products. We believe that the significant uncertainty in the global economy and a slowdown in the United States and European economies have increased our clients’ sensitivity to the cost of our products. We have experienced continued pricing pressure. If the global economic environment continues to be weak or should it weaken, these economic conditions could have a negative impact on our sales growth and operating margins in our wholesale segment in 2012.

In addition, economic conditions in the United States and other foreign markets in which we operate could substantially affect our sales, and profitability, and our cash position and collection of accounts receivable. Global credit and capital markets have experienced unprecedented volatility and disruption. Business credit and liquidity have tightened in much of the world. Some of our suppliers and customers may face credit issues and could experience cash flow problems and other financial hardships. These factors currently have not had an impact on the timeliness of receivable collections from our customers. We cannot predict at this time how this situation will develop and whether reserve for bad accounts receivable may need to be taken or such receivable written off in the coming quarters.

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

Results of Operations for the three months ended June 30, 2012 and 2011

The following table summarizes our results of operations for the three months ended June 30, 2012 and 2011. The table and the discussion below should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended June 30,
	2012		2011
	(in U.S. Dollars, except for percentages)
Sales	$47,195,031	100.0%	$42,923,640	100.0%
Gross Profit	$13,586,581	28.8%	$10,356,747	24.1%
Operating Expense	$11,164,465	23.7%	$7,884,083	18.4%
Income From Operations	$2,422,116	5.1%	$2,472,664	5.8%
Other Income	$250,043	0.1%	$181	0.1%
Income tax expense	$321,010	0.7%	$213,976	0.5%
Net Income	$2,351,149	5.0%	$2,258,869	5.3%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended June 30, 2012 and 2011.

	2012	% of total sales	2011	% of total sales	Growth in 2012 Compared with 2011
Wholesale business
The People’s Republic of China	$10,932,970	23.2%	$6,160,177	14.4%	77.5%
Germany	3,393,413	7.2	8,670,146	20.2	(60.9)
United States	4,287,325	9.1	5,543,305	12.9	(22.7)
United Kingdom	4,588,231	9.7	5,403,112	12.6	(15.1)
Japan	2,416,434	5.1	5,060,331	11.8	(52.2)
Europe-Other	3,189,555	6.8	2,826,082	6.6	12.9
Total wholesale business	28,807,928	61.0	33,663,153	78.4	(14.4)
Retail business	18,387,103	39.0	9,260,487	21.6	98.6
Total	$47,195,031	100.0%	$42,923,640	100.0%	10.0%

Sales for the three months ended June 30, 2012 were $47.2 million, an increase of 10.0% from the three months ended June 30,  2011. This increase was primarily attributable to increased sales in our retail business.

Sales generated from our wholesale business contributed 61.0% or $28.8 million of our total sales for the three months ended June 30, 2012, a decrease of 14.4% compared to $33.7 million in the three months ended June 30, 2011. This decrease was primarily attributable to decreased sales in Germany, the United States, the United Kingdom and Japan. The reduced sales in the wholesale segment was primarily due to global economic uncertainty and instability, the advanced economies represented by Europe and the US are recovering slowly, which seriously impacted China's apparel exports; therefore, our overseas wholesale business also faced declining orders.

Sales generated from our retail business contributed 39.0% or $18.4 million of our total sales for the three months ended June 30, 2012, an increase of 98.6% compared to 21.6% or $9.3 million in the three months ended June 30, 2011. This increase was primarily due to the increase in same store sales and new stores opened. We had 562 LA GO GO stores as of June 30, 2012, compared to 368 LA GO GO stores at June 30, 2011.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended June 30, 2012 and 2011.

	Three months ended June 30,				Growth (Decrease) in 2012 Compared with
	2012		2011		2011
	(in U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$28,807,928	100.0%	$33,663,153	100.0%	(14.4)%
Raw Materials	13,097,205	45.5	16,395,407	48.7	(20.1)
Labor	1,137,557	3.9	1,073,988	3.2	5.9
Outsourced Production Costs	7,979,797	27.7	9,543,021	28.3	(16.4)
Other and Overhead	22,662	0.1	66,428	0.2	(65.9)
Total Cost of Sales for Wholesale	22,237,221	77.2	27,078,844	80.4	(17.9)
Gross Profit for Wholesale	6,570,707	22.8	6,584,309	19.6	(0.2)
Net Sales for Retail	18,387,103	100.0	9,260,487	100.0	98.6
Production Costs	5,212,762	28.4	2,758,990	29.8	88.9
Rent	6,158,467	33.5	2,729,059	29.5	125.7
Total Cost of Sales for Retail	11,371,229	61.8	5,488,049	59.3	107.2
Gross Profit for Retail	7,015,874	38.2	3,772,438	40.7	86.0
Total Cost of Sales	33,608,450	71.2	32,566,893	75.9	3.2
Gross Profit	$13,586,581	28.8%	$10,356,747	24.1%	31.2%

Raw material costs for our wholesale business were 45.5% of our total wholesale business sales in the three months ended June 30, 2012, compared to 48.7% in the three months ended June 30, 2011.  The decrease was mainly due to decreased raw materials prices.

Labor costs for our wholesale business were 3.9% of our total wholesale business sales in the three months ended June 30, 2012, compared to 3.2% in the three months ended June 30, 2011. The increase was mainly due to decreased  outsourced production.

Outsourced manufacturing costs for our wholesale business were 27.7% of our total wholesale business sales in the three months ended June 30, 2012, compared to 28.3% in the three months ended June 30, 2011. This decrease was primarily attributable to the decreased outsourced manufacturing costs in the PRC, because we had available domestic capacity in the three months ended June 30, 2012, compared with limited capacity in the three months ended June 30, 2011, and our Chinese suppliers were willing to lower their prices due to their excess production capacity .

Overhead and other expenses for our wholesale business accounted for 0.1% of our total wholesale business sales for the three months ended June 30, 2012, compared to 0.2% of total sales for the three months ended June 30, 2011.

Wholesale business gross profit for the three months ended June 30, 2012 and 2011 was both $6.6 million. As a percentage of wholesale sales, gross profit accounted for 22.8% of our total wholesale sales for the three months ended June 30, 2012, an increase of 3.2% compared to 19.6% for the three months ended June 30, 2011. The increase was mainly due to decreased raw materials prices and outsourced manufacturing costs.

Production costs for our retail business were $5.2 million during the three months ended June 30, 2012 compared to $2.8 million during the three months ended June 30, 2011. As a percentage of retail sales, retail production costs accounted for 28.4% of our total  retail sales in the three months ended June 30, 2012, compared to 29.8% of total retail sales in the three months ended June 30, 2011. This decrease was primarily due to reduced retail prices in various promotions in exchange for increased sales volume during the three months ended June 30, 2011.      .

Rent costs for our retail business were $6.2 million for the three months ended June 30, 2012 compared to $2.7 million for the three months ended June 30, 2011. As a percentage of sales, rent costs accounted for 33.5% of our total retail sales for the three months ended June 30, 2012, compared to 29.5% of total retail sales for the three months ended June 30, 2011. Total rent costs increased as a result of the increase in the number of our stores. The increase in rent costs as a percentage of total retail sales was due to the increase in the number of new stores opened in the second quarter of 2012; there were 95 and 77 new stores opened in the three months ended June 30, 2012 and 2011, respectively.

Gross profit in our retail business for the three months ended June 30, 2012 was $7.0 million and gross margin was 38.2%. Gross profit in our retail business for the three months ended June 30, 2011 was $3.8 million and gross margin was 40.7%.

Total cost of sales for the three months ended June 30, 2012 was $33.6 million, compared to $32.6 million for the three months ended June 30, 2011, an increase of 3.2%. As a percentage of total sales, cost of sales decreased to 71.2% of total sales for the three months ended June 30, 2012, compared to 75.9% of total sales for the three months ended June 30, 2011. Consequently, gross margin increased to 28.8% for the three months ended June 30, 2012 from 24.1% for the three months ended June 30, 2011.

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

	Three Months Ended June 30,				Increase/
	2012		2011		(Decrease)
	(in U.S. Dollars, except for percentages)
Gross Profit	$13,586,581	28.8%	$10,356,747	24.1%	31.2%
Operating Expenses:
Selling Expenses	6,966,335	14.8%	3,766,770	8.8	84.9
General and Administrative Expenses	4,198,130	8.9%	4,117,313	9.6	2.0
Total	11,164,465	23.7%	7,884,083	18.4	41.6
Income from Operations	$2,422,116	5.1%	$2,472,664	5.8%	(2.0)%

Selling expenses increased 84.9% to $7.0 million for the three months ended June 30, 2012 from $3.8 million for the three months ended June 30, 2011. The increase was attributable to the increased number of retail employees and increased average salaries, as well as increased store decoration and marketing expenses associated with the promotion of the LA GO GO brand.

General and administrative expenses increased 2.0% to $4.2 million the three months ended June 30, 2012 from $4.1 million for the three months ended June 30, 2011. As a percentage of total sales, general and administrative expenses decreased to 8.9% of total sales for the three months ended June 30, 2012, compared to 9.6% of total sales for the three months ended June 30, 2011. The percentage decrease was attributable to the increase in our sales.

Income from Operations

Income from operations decreased 2.0% to $2.4 million for the three months ended June 30, 2012 from $2.5 million for the three months ended June 30, 2011.  As a percentage of sales, income from operations accounted for 5.1% of our total sales  for the three months ended June 30, 2012, a decrease of 0.7% compared to the three months ended June 30, 2011 as a result of increasing selling expenses.

Interest Expense

Interest expense was $0.5 million for the three months ended June 30, 2012, an increase of  77.2% compared to the same period in 2011. This increase was attributable to the increased  interest rates.

Change in fair value of derivative liability

Change in fair value of derivative liability was a gain of $0.2 million and $0.1 million, based on the Binnomial Lattice model, for the three months ended June  30, 2012 and 2011, respectively.

Income Tax Expenses

Income tax expense for the three months ended June 30, 2012 was $0.3 million, an increase of 50% compared to the same period of 2011. The increase was primarily due to increased profits of  LA GO GO and Ever-Glory Apparel.

Our PRC subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws. Each of our consolidated entities files its own separate income tax return.

All PRC subsidiaries are subject to 25% income tax rate.

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

Net Income

Net income for the three months ended June 30, 2012 was $2.4 million, an increase of  4.1% compared to the same period in 2011. Our basic and diluted earnings per share were $0.16 and $0.15 for the three months ended June 30, 2012 and 2011, respectively.

Results of Operations for the six months ended June 30, 2012 and 2011

The following table summarizes our results of operations for the six months ended June 30, 2012 and 2011. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Six Months Ended June 30,
	2012		2011
	(in U.S. Dollars, except for percentages)
Sales	$100,421,204	100.0%	$96,131,877	100.0%
Gross Profit	$25,189,569	25.1%	$19,468,759	20.3%
Operating Expense	$20,003,933	19.9%	$13,685,030	14.2%
Income From Operations	$5,185,636	5.2%	$5,783,729	6.0%
Other Income (Expenses)	$132,589	0.5%	$(19,867)	0%
Income tax expense	$845,866	0.8%	$892,997	0.9%
Net Income	$4,472,359	4.5%	$4,870,865	5.1%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the six months ended June 30, 2012 and 2011.

	2012	% of total sales	2011	% of total sales	Growth in 2012 compared with 2011
Wholesales business
The People’s Republic of China	$18,875,802	18.8	$19,835,081	20.6%	(4.8)%
Germany	8,858,106	8.8	17,410,721	18.1	(49.1)
United Kingdom	7,503,583	7.5	7,741,270	8.1	(3.1)
Europe-Other	7,953,390	7.9	7,618,743	7.9	4.4
Japan	8,523,582	8.5	11,012,419	11.5	(22.6)
United States	7,753,988	7.7	10,654,275	11.1	(27.2)
Total wholesale business	59,468,451	59.2	74,272,509	77.3	(19.9)
Retail business	40,952,753	40.8	21,859,368	22.7	87.3
Total	$100,421,204	100.0	$96,131,877	100.0%	4.5%

Sales for the six months ended June 30, 2012 were $100.4 million, an increase of 4.5% from the six months ended June 30,  2011. This increase was primarily attributable to increased sales in our retail business.

Sales generated from our wholesale business contributed 59.2% or $59.5 million of our total sales for the six months ended June 30, 2012, a decrease of 19.9% compared to $74.3 million in the six months ended June 30, 2011. This decrease was primarily attributable to decreased sales in Germany, the United Kingdom and Japan. The reduced sales in the wholesale segment was primarily due to global economic uncertainty and instability, the advanced economies represented by Europe and the US are recovering slowly, which seriously impacted China's apparel exports, so, our overseas wholesale business also faced declining orders.

Sales generated from our retail business contributed 40.8% or $41.0 million of our total sales for the six months ended June 30, 2012, an increase of 87.3% compared to 22.7% or $21.9 million in the six months ended June 30, 2011. This increase was primarily due to the increase in same store sales and new stores opened. We had 562 LA GO GO stores as of June 30, 2012, compared to 368 LA GO GO stores at June 30, 2011.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the six months ended June 30, 2012 and 2011.

	Six months ended June 30,				Growth (Decrease) in 2012 compared with
	2012		2011		2011
	(in U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$59,468,451	100.0%	$74,272,509	100.0%	(19.9)%
Raw Materials	27,333,840	46.0	36,725,638	49.4	(25.6)
Labor	2,046,295	3.4	1,920,498	2.6	6.6
Outsourced Production Costs	17,620,323	29.6	22,993,329	31.0	(23.4)
Other and Overhead	253,413	0.4	264,046	0.4	(4.0)
Total Cost of Sales for Wholesale	47,253,871	79.5	61,903,511	83.3	(23.7)
Gross Profit for Wholesale	12,214,580	20.5	12,368,998	16.7	(1.2)
Net Sales for Retail	40,952,753	100.0	21,859,368	100.0	87.3
Production Costs	13,081,846	31.9	7,085,307	32.4	84.6
Rent	14,895,918	36.4	7,674,300	35.1	94.1
Total Cost of Sales for Retail	27,977,764	68.3	14,759,607	67.5	89.6
Gross Profit for Retail	12,974,989	31.7	7,099,761	32.5	82.8
Total Cost of Sales	75,231,635	74.9	76,663,118	79.7	(1.9)
Gross Profit	$25,189,569	25.1%	$19,468,759	20.3%	29.4%

Raw material costs for our wholesale business were 46.0% of our total wholesale business sales in the six months ended June 30, 2012, compared to 49.4% in the six months ended June 30, 2011.  The decrease was mainly due to decreased raw materials prices.

Labor costs for our wholesale business were 3.4% of our total wholesale business sales in the six months ended June 30, 2012, compared to 2.6% in the six months ended June 30, 2011. The increase was mainly due to decreased outsourced production.

Outsourced manufacturing costs for our wholesale business were 29.6% of our total sales in the six months ended June 30, 2012, compared to 31.0% in the six months ended June 30, 2011. This decrease was primarily attributable to the decreased outsourced manufacturing costs in the PRC, because we had available domestic capacity in the six months ended June 30, 2012, compared with limited capacity in the six months ended June 30, 2011, and our Chinese suppliers were willing to lower their prices due to their excess production capacity

Overhead and other expenses for our wholesale business accounted for 0.4% of our total sales for the six months ended June 30, 2012 and 2011.

Gross profit in our wholesale business for the six months ended June 30, 2012 was $12.2 million, a slight decrease of 1.2% compared to the six months ended June 30, 2011. As a percentage of wholesal sales, gross profit accounted for 20.5% of our total  wholesale sales for the six months ended June 30, 2012, an increase of 3.8% compared to 16.7% for the six months ended June 30, 2011. The increase was mainly due to decreased raw materials prices and outsourced manufacturing costs.

Production costs for our retail business were $13.1 million during the six months ended June 30, 2012 versus $7.1 million during the six months ended June 30, 2011. As a percentage of total retail sales, Production costs for our retail business were 31.9% of our total retail sales during the six months ended June 30, 2012, a slight decreased compared to 32.4% during the six months ended June 30, 2011.

Rent costs for our retail business were $14.9 million or 36.4% of our total retail sales during the six months ended June 30, 2012 versus $7.7 million or 35.1% during the six months ended June 30, 2011. Total rent costs increased as a result of the increase in the number of our stores. The increase in rent costs as a percentage of total retail sales was due to the increase in the number of new stores opened in the half year of 2012; there were 121 and 93 new stores opened in the half year of 2012 and 2011, respectively.

Gross profit in our retail business for the six months ended June 30, 2012 was $13.0 million and gross margin was 31.7%. Gross profit in our retail business for the six months ended June 30, 2011 was $7.1 million and gross margin was 32.5%.

Total cost of sales for the six months ended June 30, 2012 was $75.2 million, a decrease of 1.9% compared to the six months ended June 30, 2011. As a percentage of total sales, our cost of sales decreased  to 74.9% for the six months ended June 30, 2012, compared to 79.7% for the six months ended June 30, 2011. Consequently, gross margin increased to 25.1% for the six months ended June 30, 2012 from 20.3% for the six months ended June 30, 2011.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. For our wholesale business, purchases from our five largest suppliers represented approximately 19.0% and 18.3% of raw material purchases for the six months ended June 30, 2012 and 2011, respectively. No one supplier provided more than 10.0% of our raw material purchases for the six months ended June 30, 2012 and 2011. For our retail business, purchases from our five largest suppliers represented approximately 43.9% and 39.6% of raw material purchases for the six months ended June 30, 2012 and 2011. One supplier provided 13.8% of our total purchases for the six months ended June 30, 2012. One supplier provided 16.1% of our total purchases for the six months ended June 30, 2011. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

We also purchase finished goods from contract manufacturers. For our wholesale business, purchases from our five largest contract manufacturers represented approximately 46.6% and 38.3% of finished goods purchases for the six months ended June 30, 2012 and 2011, respectively. Two contract manufacturers provided approximately 16.6% and 13.2% of our finished goods purchases for the six months ended June 30, 2012. One contract manufacturer provided approximately 10.4% of our finished goods purchases for the six months ended June 30, 2011. For our retail business, our five largest contract manufacturers represented approximately 18.5% and 31.0% of finished goods purchases for the six months ended June 30, 2012 and 2011, respectively. No manufacturer provided more than 10% of our finished goods purchases for the six months ended June 30, 2012 and 2011. We have not experienced difficulty in obtaining finished products from our contract manufacturers and we believe we maintain good relationships with our contract manufacturers.

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

	Six months ended June 30,				Increase
	2012		2011		(Decrease) %
	(in U.S. Dollars, exceptfor percentages)
Gross Profit	$25,189,569	25.1%	$19,468,759	20.3%	29.4%
Operating Expenses:
Selling Expenses	12,800,527	12.7	7,355,875	7.7	74%
General and Administrative Expenses	7,203,406	7.2	6,329,155	6.6	13.8%
Total	20,003,933	19.9	13,685,030	14.2	46.2%
Income from Operations	$5,185,636	5.2%	$5,783,729	6.0%	(10.3)%

Selling expenses were $12.8 million in the six months ended June 30, 2012, an increase of 74% or $5.4 million compared to the six months ended June 30, 2011. The increase was attributable to an increase in salaries and the number of retail staff, as well as increased decoration and marketing expenses associated with the promotion of LA GO GO.

General and administrative expenses were $7.2 million in the six months ended June 30, 2012, an increase of 13.8% compared to the six months ended June 30, 2011. As a percentage of total sales, general and administrative expenses slight increased to 7.2% of total sales for the six months ended June 30, 2012, compared to 6.6% of total sales for the six months ended June 30, 2011.

Income from Operations

Income from operations decreased 10.3% to $5.2 million for the six months ended June 30, 2012 from $5.8 million for the six months ended June 30, 2011. This decrease was due to our increased selling expenses.

Income from operations for our retail business was $0.7 million in the six months ended June 30, 2012 compared to $0.6 million in the six months ended June 30, 2011. As a percentage of total retail sales, income from operations decreased to 1.7% of total retail sales for the six months ended June 30, 2012, compared to 2.5% of total retail sales for the six months ended June 30, 2011. The decrease was due to increased average salaries and the increased number of employees in the retail segment that resulted from expansion of LA GO GO, as well as increased store decoration and marketing expenses associated with the promotion of LA GO GO. There were 121 new stores opened in the six months ended June 30, 2012, compared to 93 new stores opened in the six months ended June 30, 2011.

Income from operations for our wholesale business was $4.5 million in the six months ended June 30, 2012 compared to $5.2 million in the six months ended June 30, 2011. As a percentage of total wholesale sales, income from operations increased to 7.6% of total wholesale sales for the six months ended June 30, 2012, compared to 7.0% of total wholesale sales for the six months ended June 30, 2011. The increase was due to the decreased cost of sales for our wholesale business.

Interest Expense

Interest expense was $1.0 million for the six months ended June 30, 2012, an increase of 92.8% compared to the same period in 2011. This increase was attributable to the increased  interest rates.

Change in fair value of derivative liability

Change in fair value of derivative liability was a gain of $0.29 million and $0.33 million, based on the Binnomial Lattice model, for the six months ended June 30, 2012 and 2011, respectively.

Income Tax Expenses

Income tax expense for the six months ended June 30, 2012 was $0.8 million, a decrease of 5.3% compared to the same period of 2011.

Net Income

Net income for the six months ended June 30, 2012 was $4.5 million, a decrease of 8.2% compared to the same period in 2011. Our diluted earnings per share were $0.30 and $0.33 for the six months ended June 30, 2012 and 2011, respectively.

Summary of Cash Flows

Net cash provided by operating activities was $7.4 million for the six months ended June 30, 2012, compared with $6.9 million during the the six months ended June 30, 2011. The increase was mainly due to increased accounts payable for suppliers and decreased accounts receivable.

Net cash used in investing activities was $2.1 million for the six months ended June 30, 2012, compared with $1.5 million during the the six months ended June 30, 2012. The increase was mainly due to increased equipment purchases.

Net cash used in financing activities was $6.9 million for the six months ended June 30, 2012, compared with net cash provided by  financing activities of $1.4 million during the six months ended June 30, 2011. During the six months ended June 30, 2012, we repaid $31.5 million of bank loans and received bank loan proceeds of $24.6 million.

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $7.2 million, other current assets of $101.9 million and current liabilities of $70.0 million. We presently finance our operations primarily from cash flows from operations and bank loans and we anticipate that these will continue to be our primary sources of funds to finance our short-term cash needs.

Bank Loans

On August 2, 2010, Goldenway entered into a two-year revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.91 million (RMB50 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of June 30, 2012, no amounts were outstanding  under this agreement.

On March 11, 2010, Ever-Glory Apparel entered into an one-year line of credit agreement for approximately $7.91 million (RMB50 million) with Nanjing Bank. The agreement has been extended until April 6, 2013. As of June 30, 2012, Ever-Glory Apparel had borrowed $2.37 million from Nanjing Bank with an annual interest rate from 6.73% to 6.89% due on various dates from November 2012 to May 2013. The loan is guaranteed by Jiangsu Ever-Glory and the Company's chairman and CEO, Mr. Kang. In addition, Ever-Glory Apparel had borrowed $1.64 million from Nanjing Bank with an annual interest rate from 4.4% to 4.9% due on various dates from August 2012 to September 2012, and collateralized by approximately $2.2 million of accounts receivable from wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. At June 30, 2012, approximately $3.9 million was unused and available.

As of June 30, 2012, LA GO GO had borrowed $1.58 million (RMB10.0 million) from Nanjing Bank with an annual interest rate of 6.29% and due on various dates from April 2013 to May 2013. This loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang.

On January 4, 2011, Goldenway entered into a new one-year line of credit agreement for approximately $6.33 million (RMB40 million) with Shanghai Pudong Development Bank. As of June 30, 2012, Goldenway had borrowed the maximum amount available under the line of $6.33 million (RMB40 million), with an annual interest rate of 7.55%. These loans are collateralized by certain properties and land use rights of Goldenway, and are due in November 2012.

As of June 30, 2012, Ever-Glory Apparel had borrowed $5.06 million from the Bank of Communications with an annual interest rate of 7.08%, and due in February 2013. The loan is guaranteed by Jiangsu Ever-Glory and the Company's chairman and CEO, Mr. Kang. In addition, Ever-Glory Apparel had borrowed $1.58 million from the Bank of Communications with annual interest rate  of 5.27%, due on various dates from July 2012 to September 2012, guaranteed by Jiangsu Ever-Glory and Mr. Kang, and collateralized by approximately $1.98 million of accounts receivable from wholesale customers. Approximately $0.23 million was repaid in July 2012.

As of June 30, 2012, LA GO GO had borrowed $0.79 million (RMB5.0 million) from the Bank of Communications with an annual interest rate of 6.37% and due in June 2013. This loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang.

As of June 30, 2012, Ever-Glory Apparel had borrowed $1.90 million from the Bank of China with an annual interest rate rom 5.9% to 6.1% due on various dates from July 2012 to August 2012. The loan is guaranteed by Goldenway, and collateralized by approximately $2.6 million of accounts receivable from wholesale customers. Approximately $0.98 million was repaid in July 2012.

On July 29, 2011, Ever-Glory Apparel and Perfect Dream collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $7.0 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of June 30, 2012, Ever-Glory Apparel had borrowed $1.22 million from HSBC with an annual interest rate from 5.85% to 7.02% due on various dates from July 2012 to September 2012, and collateralized by approximately $1.63 million of accounts receivable from wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. At June 30, 2012, approximately $5.78 million was unused and available. Approximately $0.27 million was repaid in July 2012.

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

As of June 30, 2012, we had access to $29.2 million in lines of credit, of which $17.6 million was unused and is currently available. These credit facilities do not include any covenants.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in United States (U.S.) dollars. During 2003 and 2004 the exchange rate of RMB to the U.S. dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the U.S. dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of June 30, 2012, the foreign exchange rate had increased to 6.33 RMB to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future, and we will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel, Tai Xin and LA GO GO (whose functional currency is the RMB) are translated into US dollars using the current rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expense items are translated at the average exchange rate for the period. All exchange differences are recorded within equity. The foreign currency translation  gain (loss) for the three and six months ended June 30, 2012 and 2011 was $(196,365), $200,001, $479,660 and $716,495, respectively.

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

Interest Rates: Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. On June 30, 2012, we had $7.2 million in cash and cash equivalents. A hypothetical 5% increase or decrease in either the short term or long term interest rates would not have any material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates: We pay our suppliers and employees in Chinese RMB, however, most of our wholesales customers are located in the U.S., Japan and Europe and we generate sales from them in U.S. Dollars, Euros and British Pounds. Accordingly, our business has substantial exposure to changes in exchange rates between and among the Chinese RMB, the U.S. Dollar, the Euro and the British Pound. In the last decade, the RMB has been pegged at 8.26 RMB to one U.S. Dollar. On July 21, 2005 it was revalued to 8.09 per U.S. Dollar. Following the removal of the peg to the U.S. Dollar and pressure from the United States, the People’s Bank of China also announced that the RMB would be pegged to a basket of foreign currencies, rather than being strictly tied to the U.S. Dollar, and would be allowed to float trade within a narrow 0.3% daily band against this basket of currencies. The PRC government has stated that the basket is dominated by the U.S. Dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British Pound, Thai Baht, Russian Ruble, Australian Dollar, Canadian Dollar and Singapore Dollar. There can be no assurance that the relationship between the RMB and these currencies will remain stable over time, especially in light of the significant political pressure on the Chinese government to permit the free flotation of the RMB, which could result in greater and more frequent fluctuations in the exchange rate between the RMB, the U.S. Dollar and the Euro. On June 30, 2012, the exchange rate between the RMB and U.S. Dollar was 6.32 RMB to one U.S. Dollar. For additional discussion regarding our foreign currency risk, see the section titled Risk Factors in the Annual Report on Form 10-K for fiscal year ended on December 31, 2011. Fluctuation in the value of Chinese RMB relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

Our management has worked, and will continue to work to improve our internal controls over financial reporting. During the three months ended June 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

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

August 10, 2012	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jiansong Wang
Jiansong Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)