Form 10-Q
period 2012-09-30
Ever-Glory International Group, Inc.
filed 2012-11-13
CIK 943184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes  ☐   No ☒

As of November 9, 2012, 14,772,270  shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

ASSETS
	September30,	December 31,
	2012	2011
	(UNAUDITED )
CURRENT ASSETS
Cash and cash equivalents	$10,392,722	$8,822,581
Accounts receivable	42,180,694	50,634,388
Inventories	50,443,951	36,874,804
Value added tax receivable	3,915,996	1,908,436
Other receivables and prepaid expenses	1,717,388	1,122,570
Advances on inventory purchases	6,629,609	2,177,544
Amounts due from related party	22,316,496	17,623,712
Total Current Assets	137,596,856	119,164,035

LAND USE RIGHT, NET	2,806,943	2,845,552
PROPERTY AND EQUIPMENT, NET	14,875,971	13,210,628
TOTAL ASSETS	$155,279,770	$135,220,215

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Bank loans	$38,564,625	$29,185,381
Accounts payable	39,545,072	41,466,844
Accounts payable and other payables - related parties	1,078,145	2,759,003
Other payables and accrued liabilities	13,702,970	5,996,434
Value added and other taxes payable	2,012,463	2,268,872
Income tax payable	301,758	368,714
Deferred tax liabilities	2,968,782	2,460,377
Derivative liability	9,000	-
Total Current Liabilities	98,182,815	84,505,625

LONG-TERM LIABILITIES
Derivative liability	-	390,800
Total Long-term Liabilities	-	390,800
TOTAL LIABILITIES	98,182,815	84,896,425

COMMITMENTS AND CONTINGENCIES

EQUITY
Stockholders' equity of the Company:
Preferred stock ($.001 par value, authorized 5,000,000 shares,
no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares,
14,772,270 and 14,760,873 shares issued and outstanding
as of September 30, 2012 and December 31, 2011, respectively)	14,772	14,761
Additional paid-in capital	3,552,166	3,532,369
Retained earnings	41,723,143	34,976,853
Statutory reserve	5,311,921	5,311,921
Accumulated other comprehensive income	6,494,953	6,487,886
Total Stockholders' Equity	57,096,955	50,323,790

TOTAL LIABILITIES AND EQUITY	$155,279,770	$135,220,215

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

	Three months ended		Nine months ended
	September30,		September30,
	2012	2011	2012	2011

NET SALES	$69,269,905	$53,673,933	$169,691,109	$149,805,810

COST OF SALES	53,941,736	42,478,209	129,173,371	119,141,327

GROSS PROFIT	15,328,169	11,195,724	40,517,738	30,664,483

OPERATING EXPENSES
Selling expenses	8,608,695	4,257,401	21,409,222	11,613,276
General and administrative expenses	4,152,162	3,443,713	11,355,568	9,772,868
Total Operating Expenses	12,760,857	7,701,114	32,764,790	21,386,144

INCOME FROM OPERATIONS	2,567,312	3,494,610	7,752,948	9,278,339

OTHER (EXPENSES) INCOME
Interest income	360,001	214,814	970,221	361,688
Interest expense	(449,413)	(411,206)	(1,454,157)	(932,381)
Change in fair value of derivative liability	91,000	15,500	381,800	345,800
Other (expenses) income	(130,359)	36,058	105,954	60,192
Total Other (Expenses) Income	(128,771)	(144,834)	3,818	(164,701)

INCOME BEFORE INCOME TAX EXPENSE	2,438,541	3,349,776	7,756,766	9,113,638

INCOME TAX EXPENSE	(164,609)	(646,793)	(1,010,475)	(1,539,790)

NET INCOME	2,273,932	2,702,983	6,746,291	7,573,848

Foreign currency translation (loss) gain	(192,935)	332,262	7,066	1,048,757
COMPREHENSIVE INCOME	$2,080,997	$3,035,245	$6,753,357	$8,622,605

EARNINGS PER SHARE
Basic and diluted	$0.15	$0.18	$0.46	$0.51
Weighted average number of shares outstanding
Basic and diluted	14,765,942	14,758,944	14,765,568	14,756,122

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,746,291	$7,573,848
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation and amortization	3,567,779	2,681,508
Change in fair value of derivative liability	(381,800)	(345,800)
Deferred income tax	495,875	678,614
Interest on loans from related party	-	909
Stock-based compensation	19,809	19,989
Changes in operating assets and liabilities:
Accounts receivable	8,677,358	(239,497)
Inventories	(13,797,187)	(8,669,126)
Provision for obsolete inventories	399,431	-
Value added tax receivable	(1,997,840)	(2,930,136)
Other receivables and prepaid expenses	(409,176)	128,107
Advances on inventory purchases	(4,620,904)	66,428
Amounts due from related parties	(4,611,651)	(6,763,734)
Accounts payable	(2,041,985)	2,673,708
Accounts payable and other payables- related parties	(1,660,356)	102,046
Other payables and accrued liabilities	7,560,031	1,416,623
Value added and other taxes payable	(258,968)	56,039
Income tax payable	(77,826)	317,904
Net cash used in operating activities	(2,391,119)	(3,232,570)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(5,109,172)	(2,708,530)
Net cash used in investing activities	(5,109,172)	(2,708,530)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	47,783,252	46,477,661
Repayment of bank loans	(38,552,628)	(35,238,760)
Repayment of loans from related party	-	(1,000,720)
Net cash provided by financing activities	9,230,624	10,238,181

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(160,192)	193,209

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,570,141	4,490,290

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,822,581	3,691,653

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,392,722	$8,181,943

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$1,454,157	$931,401
Income taxes	$583,429	570,055

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

The Company’s wholesale operations are provided primarily through the Company’s wholly-owned PRC subsidiaries, Goldenway Nanjing Garments Co. Ltd. (“Goldenway”), Nanjing Catch-Luck Garments Co. Ltd. (“Catch-Luck”), Nanjing New-Tailun Garments Co. Ltd (“New-Tailun”), Ever-Glory International Group Apparel Inc.(“Ever-Glory Apparel”) and Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”) (formed on March 19, 2012), and the Company’s wholly-owned Samoa subsidiary, Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”).  The Company’s retail operations are provided through its wholly-owned subsidiary, Shanghai LA GO GO Fashion Company Limited (“LA GO GO”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of September 30, 2012, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. Wholesale revenues are generally higher in the third and fourth fiscal quarters, while retail revenues are generally higher in the first and fourth fiscal quarters. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

At September 30, 2012, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions that management considers to be of a high liquidity.

As of September 30, 2012 and December 31, 2011, the Company has a derivative liability subject to recurring fair value measurement ( Level 3) with the change in fair value recognized in earnings (Note 5).

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

NOTE 3	INVENTORIES

Inventories at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
Raw materials	$6,088,191	$5,606,073
Work-in-progress	19,240,414	7,919,403
Finished goods	26,084,544	23,916,206
	51,413,149	37,441,682
Less: allowance for obsolete inventories	(969,198)	(566,878)
Total inventories	$50,443,951	$36,874,804

NOTE 4	BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short term bank loans consisted of the following as of September 30, 2012 and December 31, 2011

Bank	September 30, 2012	December 31, 2011
Nanjing Bank	$16,357,623	$11,731,223
Shanghai Pudong Development Bank	6,316,000	8,966,382
Industrial and Commercial Bank of China	-	5,294,270
Bank of Communications	8,109,071	2,660,562
Everbright Bank	3,158,000	-
HSBC	2,729,131	532,944
Bank of China	1,894,800	-
	$38,564,625	$29,185,381

On August 2, 2010, Goldenway entered into a two-year revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.90 million (RMB50 million). The agreement has been extended until August 2, 2013. These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of September 30, 2012, Goldenway had borrowed $6.32 million under this line of credit from Nanjing Bank with an annual interest rate from 5.88% to 6.14% and due on various dates from December 2012 to February 2013. At September 30, 2012, approximately $1.58 million was unused and available under this line of credit.

On March 11, 2010, Ever-Glory Apparel entered into an one-year line of credit agreement for approximately $7.90 million (RMB50 million) with Nanjing Bank. The agreement has been extended until April 6, 2013. As of September 30, 2012, Ever-Glory Apparel had borrowed $3.16 million from Nanjing Bank with an annual interest rate from 6.3% to 6.89% and due on various dates from May 2013 to July 2013. The loan is guaranteed by Jiangsu Ever-Glory and the Company's chairman and CEO, Mr. Kang. In addition, Ever-Glory Apparel had borrowed $4.51 million from Nanjing Bank with an annual interest rate from 3.37% to 4.4%, due on various dates from October 2012 to December 2012, and collateralized by approximately $5.65 million of accounts receivable from wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. At September 30, 2012, approximately $0.23 million was unused and available. Approximately $1.91 million was repaid in October 2012.

As of September 30, 2012, LA GO GO had borrowed $2.37 million (RMB15.0 million) from Nanjing Bank with an annual interest rate from 6.29% to 6.9% and due on various dates from April 2013 to September 2013. This loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang.

On January 4, 2011, Goldenway entered into a one-year line of credit agreement for approximately $6.32 million (RMB40 million) with Shanghai Pudong Development Bank. In January 2012, the agreement was extended until January 4, 2013. As of September 30, 2012, Goldenway had borrowed the maximum amount available under the line of $6.32 million (RMB40 million), with an annual interest rate of 7.55%. These loans are collateralized by certain properties and land use rights of Goldenway, and are due in November 2012.

As of September 30, 2012, Ever-Glory Apparel had borrowed $5.05 million from the Bank of Communications with an annual interest rate of 7.08%, and due in February 2013. The loan is guaranteed by Jiangsu Ever-Glory and the Company's chairman and CEO, Mr. Kang. In addition, Ever-Glory Apparel had borrowed $1.48 million from the Bank of Communications with an annual interest rate  of 5.26%, due on various dates from October 2012 to December 2012, guaranteed by Jiangsu Ever-Glory and Mr. Kang, and collateralized by approximately $2.02 million of accounts receivable from wholesale customers. Approximately $0.22 million was repaid in October 2012.

As of September 30, 2012, LA GO GO had borrowed $1.58 million (RMB10.0 million) from the Bank of Communications with an annual interest rate from 6.06% to 6.37% and due on various dates from June to July 2013. This loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang.

As of September 30, 2012, Ever-Glory Apparel had borrowed $3.16 million (RMB20.0 million) from Everbright Bank, with an annual interest rate of 6.3% and due in September 2013. This loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang.

On July 29, 2011, Ever-Glory Apparel and Perfect Dream collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $7.0 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. The agreement has been extended until July 29, 2013. As of September 30, 2012, Ever-Glory Apparel had borrowed $2.73 million from HSBC with an annual interest rate of 5.9%, due on various dates from October to December 2012, and collateralized by approximately $3.4 million of accounts receivable from wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of September 30, 2012, approximately $4.27 million was unused and available. Approximately $0.2 million was repaid in October 2012.

As of September 30, 2012, Ever-Glory Apparel had borrowed $1.89 million from the Bank of China with an annual interest rate of 5.9%, and due on October 2012. The loan is guaranteed by Goldenway, and collateralized by approximately $2.6 million of accounts receivable from wholesale customers. The loan was repaid in full in October 2012.

Total interest expense on bank loans amounted to $449,413 and $411,206 for the three months ended September 30, 2012 and 2011, and $1,454,157 and $932,381 for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 5	DERIVATIVE WARRANT LIABILITY

The Company has warrants outstanding to purchase an aggregate of 840,454 shares of Company common stock, which warrants require liability classification because of certain provisions that may result in an adjustment to their exercise price. The liability has been adjusted to fair value as of September 30, 2012 and 2011, resulting in a decrease in the liability and increase in other income of $91,000, $15,500, $381,800 and $345,800 for the three and nine months ended September 30, 2012 and 2011, respectively.

The warrants will expire in June 2013. For the three and nine months ended September 30, 2012 and 2011, the Company excluded these warrants from diluted earnings per share as they were antidilutive.

NOTE 6	INCOME TAX

Pre-tax income for the three and nine months ended September 30, 2012 and 2011 was taxable in the following jurisdictions.

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
PRC	$797,928	$2,628,998	$4,148,206	$6,320,088
Others	1,640,613	720,778	3,608,560	2,793,550
Total	$2,438,541	$3,349,776	$7,756,766	$9,113,638

The Company’s operating subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (“the Income Tax Laws”).

All PRC subsidiaries are subject to income tax at the 25% statutory rate.

Perfect Dream was incorporated in the British Virgin Islands (BVI), and under the current laws of the BVI dividends and capital gains arising from the Company’s investments in the BVI are not subject to income taxes.

Ever-Glory HK was incorporated in Samoa on September 15, 2009, and under the current laws of Samoa has no liabilities for income taxes.

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three and nine months ended September 30, 2012 and 2011, respectively:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
PRC statutory rate	25.0%	25.0%	25.0%	25.0%
Non-taxable items	(1.3)	(0.2)	(1.7)	(1.3)
Effect of foreign income tax rates	(15.9)	(5.3)	(10.4)	(6.7)
Other	(1.0)	(0.2)	0.1	(0.1)
Effective income tax rate	6.8%	19.3%	13.0%	16.9%

Income tax expense for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Current	$236,978	$(117,529)	$502,070	$861,176
Deferred	(72,369)	764,322	508,405	678,614
Income tax expense	$164,609	$646,793	$1,010,475	$1,539,790

NOTE 7	STOCKHOLDERS’ EQUITY

On March 14, 2012, the Company issued an aggregate of 3,346 shares of its common stock to the Company’s three independent directors as compensation for their services in the third and fourth quarters of 2011. The shares were valued at $1.94 per share, which was the average market price of the common stock for the five days before the grant date.

On March 21, 2012, the Company issued an aggregate of 1,723 shares of its common stock to one of the Company’s independent directors as compensation for her services in the third and fourth quarters of 2011. The shares were valued at $1.94 per share, which was the average market price of the common stock for the five days before the grant date.

On August 16, 2012, the Company issued an aggregate of 6,328 shares of its common stock to three of the Company’s independent directors as compensation for their services in the first and second quarters of 2012. The shares were valued at $1.58 per share, which was the average market price of the common stock for the five days before the grant date.

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

Other income from Related Parties

Included in other income for the three and nine months ended September 30, 2012 and 2011 is rent revenue from entities controlled by Mr. Kang under operating lease agreements with various terms though 2015 as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
EsCeLav	$2,949	$2,882	$8,882	$8,608
Nanjing Eight-One-Five Hi-Tech (M&E) Co.,Ltd.	3,938	3,843	11,843	11,478
Jiangsu Heng-Rui	-	5,418	-	16,183
Total	$6,887	$12,143	$20,725	$36,269

Purchases from, and Sub-contracts with Related Parties

In connection with the Company’s tax planning strategies relating to value-added taxes, raw materials are sourced by the Company in the PRC and shipped to related party contract manufacturers in Vietnam and Cambodia. The raw materials were originally purchased by the Company, and, through a series of transactions, were sold at cost to, and repurchased at cost from, Jiangsu Ever-Glory. These transactions amounted to approximately $1.0 million (RMB 6.3 million) and $1.2 million (RMB7.5 million) during the nine months ended September 30, 2012 and 2011, and have been netted against each other for financial reporting purposes.

The Company purchased raw materials of $309,070 and $1,297,375 during the three months ended September 30, 2012 and 2011, respectively; and $1,023,092 and $2,356,466 during the nine months ended September 30, 2012 and 2011, respectively, from Nanjing Knitting.

In addition, the Company sub-contracted certain manufacturing work to related parties totaling $1,587,404 and $2,553,005 for the three months ended September 30, 2012 and 2011, respectively; and $7,010,767 and $6,551,750 for the nine months ended September 30, 2012 and 2011, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Ever-Glory Vietnam	$887,853	$1,504,916	$2,342,989	$3,897,349
Ever-Glory Cambodia	483,225	915,419	3,264,516	1,938,674
Nanjing Ever-Kyowa	195,992	127,328	607,626	662,941
Jiangsu Ever-Glory	16,958	5,342	25,928	5,342
EsC'Lav	3,376	-	15,940	11,879
Nanjing Knitting	-	-	753,768	35,565
Total	$1,587,404	$2,553,005	$7,010,767	$6,551,750

Accounts Payable – Related Parties

The Company purchases raw materials from and subcontracts some of its production to related parties. Accounts payable to related parties at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Nanjing Knitting	$1,126,572	$661,139
Nanjing Ever-Kyowa	229,963	436,030
Ever-Glory Vietnam	83,553	1,305,696
Ever-Glory Cambodia	(361,943)	330,047
Kunshan Enjin	-	26,091
Total	$1,078,145	$2,759,003

Amounts Due From Related Party

The amounts due from related parties as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
EsC'eLav	$53,530	$23,565
Nanjing Eight-One-Five Hi-tech (M&E) Co.,Ltd.	11,843	-
Jiangsu Ever-Glory	22,251,123	17,600,147
Total	$22,316,496	$17,623,712

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. Because of restrictions on its ability to directly import and export products, the Company utilizes Jiangsu Ever-Glory as its agent to assist the Company with its import and export transactions and its international transportation projects. Import transactions primarily consist of purchases of raw materials and accessories designated by the Company’s customers for use in garment manufacture. Export transactions consist of the Company’s sales to foreign markets such as Japan, Europe and the United States. As the Company’s agent, Jiangsu Ever-Glory’s responsibilities include managing customs, inspection, transportation, insurance and collections on behalf of the Company. Jiangsu Ever-Glory also manages transactions denominated in currencies other than the Chinese RMB at rates of exchange agreed between the Company and Jiangsu Ever-Glory and based upon rates of exchange quoted by the People’s Bank of China. In return for these services, Jiangsu Ever-Glory charged the Company a fee of approximately 3% of export sales manufactured in China and 1% of export sales manufactured overseas. For import transactions, the Company may make advance payments, through Jiangsu Ever-Glory, for the raw material purchases, or Jiangsu Ever-Glory may make advance payments on the Company’s behalf. For export transactions, accounts receivable for export sales are remitted by the Company’s customers through Jiangsu Ever-Glory, who forwards the payments to the Company. The Company and Jiangsu Ever-Glory have agreed that balances from import and export transactions may be offset. Amounts due to (from) Jiangsu Ever-Glory are typically settled within 60-90 days. Interest of 0.5% is charged on net amounts due at each month end. Interest income amounted to $355,211 and $208,199 for the three months ended September 30, 2012 and 2011, respectively; and $918,506 and $347,694 for the nine months ended September 30, 2012 and 2011, respectively. Following is a summary of import and export transactions for the nine months ended September 30, 2012*:

	Accounts Receivable	Accounts Payable	Net
As of January 1, 2012	$19,999,373	$2,399,226	$17,600,147
Sales/Purchases	$7,034,690	5,998,925
Payments Received/Made	$1,752,137	$5,367,348
As of September 30, 2012	$25,281,926	$3,030,803	$22,251,123

Approximately 24.9% of the receivable balance at September 30, 2012 was settled by November 12, 2012.

*
Included in the Jiangsu Ever-Glory activity is a one-time transaction whereby the Company purchased fabric on behalf of Jiangsu Ever-Glory in the three months ended September 30, 2012. Jiangsu Ever-Glory paid this amount to the Company in November 2012 and the Company subsequently forwarded this amount to the supplier.

NOTE 9	CONCENTRATIONS AND RISKS

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Based on management’s assessment of the amount of probable credit losses, if any, in existing accounts receivable, management has concluded that no allowance for doubtful accounts is necessary at September 30, 2012 and December 31, 2011. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability.

For the nine-month period ended September 30, 2012, the Company had one wholesale customer that represented approximately 12% of the Company’s revenues. For the three-month period ended September 30, 2012, the Company had two wholesale customers that represented approximately 11% and 10% of the Company’s revenues, respectively. For the nine-month period ended September 30, 2011, the Company had two wholesale customers that represented approximately 20% and 14% of the Company’s revenues, respectively. For the three-month period ended September 30, 2011, the Company had three wholesale customers that represented approximately 11%, 11% and 13% of the Company’s revenues, respectively.

For the Company’s wholesale business during the three and nine months ended September 30, 2012 and 2011, no supplier represented more than 10% of the total raw materials purchased.

For the Company’s retail business, the Company had one supplier that represented approximately 10% of raw materials purchases during the nine months ended September 30, 2012. During the three months ended September 30, 2012, the Company relied on three suppliers for 11%, 13% and 16% of purchased raw materials, respectively. For the Company’s retail business, the Company had one supplier that represented approximately 12% of raw materials purchases during the nine months ended September 30, 2011, and no supplier represented more than 10% of total raw material purchases during the three months ended September 30, 2011.

For the wholesale business, during the nine months ended September 30, 2012, the Company relied on two manufacturers for 10% and 14% of purchased finished goods, respectively. During the three months ended September 30, 2012, no supplier represented more than 10% of the total finished goods purchased. During the nine months ended September 30, 2011, the Company relied on one manufacturer for 12% of purchased finished goods. During the three months ended September 30, 2011, the Company relied on two manufacturers for 15% and 11% of purchased finished goods, respectively.

For the retail business, during the three and nine months ended September 30, 2012 and 2011, no supplier represented more than 10% of the total purchased finished goods.

The Company’s revenues for the three and nine months ended September 30, 2012 and 2011 were earned in the following geographic areas:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
The People’s Republic of China	$14,814,519	$14,055,869	$33,690,321	$33,890,950
Germany	6,358,446	5,480,075	15,216,552	22,890,796
United Kingdom	9,948,373	6,785,148	17,901,763	14,526,418
Europe-Other	3,198,985	3,922,109	10,952,973	11,540,852
Japan	8,764,281	3,655,819	17,287,863	14,668,238
United States	1,816,857	8,143,230	9,320,440	18,797,505
Total wholesale business	44,901,461	42,042,250	104,369,912	116,314,759
Retail business	24,368,444	11,631,683	65,321,197	33,491,051
Total	$69,269,905	$53,673,933	$169,691,109	$149,805,810

NOTE 10	SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)  Wholesale segment

(b)  Retail segment

The Company also provides general corporate services to its segments and these costs are reported as "corporate and others."

	Wholesale segment	Retail segment	Total
Nine months ended September 30, 2012
Segment profit or loss:
Net revenue from external customers	$104,369,912	$65,321,197	$169,691,109
Income from operations	$6,803,378	$949,570	$7,752,948
Interest income	$962,901	$7,320	$970,221
Interest expense	$1,339,173	$114,984	$1,454,157
Depreciation and amortization	$745,799	$2,821,980	$3,567,779
Income tax expense	$211,069	$799,406	$1,010,475

Nine months ended September 30, 2011
Segment profit or loss:
Net revenue from external customers	$116,314,759	$33,491,051	$149,805,810
Income from operations	$8,976,828	$301,511	$9,278,339
Interest income	$356,640	$5048	$361,688
Interest expense	$886,027	$46,354	$932,381
Depreciation and amortization	$742,916	$1,938,592	$2,681,508
Income tax expense	$1,472,270	$67,520	$1,539,790

	Wholesale segment	Retail segment	Total
Three months ended September 30, 2012
Segment profit or loss:
Net revenue from external customers	$44,901,461	$24,368,444	$69,269,905
Income from operations	$2,308,542	$258,770	$2,567,312
Interest income	$359,116	$885	$360,001
Interest expense	$400,419	$48,994	$449,413
Depreciation and amortization	$246,900	$1,023,969	$1,270,869
Income tax expense	$(476,393)	$641,002	$164,609

Three months ended September 30, 2011
Segment profit or loss:
Net revenue from external customers	$42,042,250	$11,631,683	$53,673,933
Income (loss) from operations	$3,750,311	$(255,701)	$3,494,610
Interest income	$211,321	$3,493	$214,814
Interest expense	$380,784	$30,422	$411,206
Depreciation and amortization	$252,492	$762,115	$1,014,607
Income tax expense	$715,331	$(68,538)	$646,793

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months  ended September 30, 2012 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Wholesale Business

We conduct our original design manufacturing (“ODM”) operations through five wholly-owned subsidiaries which are located in the Nanjing Jiangning Economic and Technological Development Zone and Shang Fang Town in the Jiangning District in Nanjing, China: Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”), Goldenway Nanjing Garments Company Limited (“Goldenway”), Nanjing New-Tailun Garments Company Limited (“New Tailun”), Nanjing Catch-Luck Garments Co., Ltd. (“Catch-Luck”) and Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”). One wholly-owned subsidiary is located in Samoa: Ever-Glory International Group (HK) Ltd.("Ever-Glory HK").

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

The primary business objective for our wholesale segment is to expand our portfolio into higher-class brands, expand our customer base and improve our profit. We believe that our growth opportunities and continued investment initiatives include:

•	Expand our global sourcing network

•	Expand our overseas low-cost manufacturing base (outside of mainland China);

•	Focus on high value-added products and continue our strategy to produce mid to high end apparel;

•	Continue to emphasize product design and technology utilization;

•	Seek strategic acquisitions of international distributors that could enhance global sales and our distribution network; and

•	Maintain stable revenue increases in the markets while shifting focus to higher margin wholesale markets such as mainland China.

Retail Business

The business objective for our retail segment is to establish a leading brand of women’s apparel and to build a nationwide retail network in China. As of September 30, 2012, we have 644 stores (including store-in-stores) which include 218 stores that were opened and 41 stores that were closed during the nine months ended September 30, 2012.

We believe that our growth opportunities and continued investment initiatives include:

•	Build the LA GO GO brand to be recognized as a major player in the mid-end women's apparel market in China;

•	Expand the LA GO GO retail network throughout China;

•	Improve the LA GO GO retail stores’ efficiency and increase same-store sales;

•	Continue to launch LA GO GO flagship stores in Tier-1 Cities and increase penetration and coverage in Tier-2 and Tier-3 Cities; and

•	Become a multi-brand operator by seeking opportunities for long-term cooperation with reputable international brands and by facilitating international brands entry into the Chinese market.

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

In addition, economic conditions in the United States and other foreign markets in which we operate could substantially affect our sales, and profitability, and our cash position and collection of accounts receivable. Global credit and capital markets have experienced unprecedented volatility and disruption. Business credit and liquidity have tightened in much of the world. Some of our suppliers and customers may face credit issues and could experience cash flow problems and other financial hardships. These factors currently have not had an impact on the timeliness of receivable collections from our customers. We cannot predict at this time how this situation will develop and whether reserve for doubtful accounts receivable may need to be taken or such receivable written off in the coming quarters.

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

Revenue Recognition

We recognize wholesale revenue from product sales, net of value-added taxes, upon delivery for local sales and upon shipment of the products for export sales, at such time title passes to the customer provided that (i) there are no uncertainties regarding customer acceptance (ii) persuasive evidence of an arrangement exists (iii) the sales price is fixed and determinable, and (iv) collectability is deemed probable. We recognize wholesale revenue from manufacturing fees charged to buyers for the assembly of garments from materials provided by the buyers upon completion of the manufacturing process and shipment of the products for export sales, provided that (i)there are no uncertainties regarding customer acceptance (ii) persuasive evidence of an arrangement exists (iii) the sales price is fixed and determinable, and (iv)  collectability is deemed probable. Retail sales are recorded at the time of register receipt.

Estimates and Assumptions

In preparing our consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates in 2012 and 2011 include the assumptions used to value warrants and the estimates of the allowance for deferred tax assets.

Results of Operations for the three months ended September 30, 2012 and 2011

The following table summarizes our results of operations for the three months ended September 30, 2012 and 2011. The table and the discussion below should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended September 30,
	2012		2011
	(in U.S. Dollars, except for percentages)
Sales	$69,269,905	100.0%	$53,673,933	100.0%
Gross Profit	$15,328,169	22.1%	$11,195,724	20.9%
Operating Expense	$12,760,857	18.4%	$7,701,114	14.3%
Income From Operations	$2,567,312	3.7%	$3,494,610	6.5%
Other Expenses (Income)	$128,771	0.2%	$144,834	0.3%
Income tax expense	$164,609	0.2%	$646,793	1.2%
Net Income	$2,273,932	3.3%	$2,702,983	5.0%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended September 30, 2012 and 2011.

	2012	% of total sales	2011	% of total sales	Change in 2012 Compared with 2011
Wholesale business
The People’s Republic of China	$14,814,519	21.4%	$14,055,869	26.2%	5.4%
Germany	6,358,446	9.2	5,480,075	10.2	16.0
United States	1,816,857	2.6	8,143,230	15.2	(77.7)
United Kingdom	9,948,373	14.4	6,785,148	12.6	46.6
Japan	8,764,281	12.7	3,655,819	6.8	139.7
Europe-Other	3,198,985	4.6	3,922,109	7.3	(18.4)
Total wholesale business	44,901,461	64.8	42,042,250	78.3	6.8
Retail business	24,368,444	35.2	11,631,683	21.7	109.5
Total	$69,269,905	100.0%	$53,673,933	100.0%	29.1%

Sales for the three months ended September 30, 2012 were $69.3 million, an increase of 29.1% from the three months ended September 30,  2011. This increase was primarily attributable to increased sales in our retail business as well as our wholesale business.

Sales generated from our wholesale business contributed 64.8% or $44.9 million of our total sales for the three months ended September 30, 2012, an increase of 6.8% compared to $42.0 million in the three months ended September 30, 2011. This increase was primarily attributable to increased sales in the United Kingdom and Japan.

Sales generated from our retail business contributed 35.2% or $24.4 million of our total sales for the three months ended September 30, 2012, an increase of 109.5% compared to 21.7% or $11.6 million in the three months ended September 30, 2011. This increase was primarily due to the increase in new stores opened and same store sales. We had 644 LA GO GO stores as of September 30, 2012, compared to 421 LA GO GO stores at September 30, 2011.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of sales includes the direct raw material cost, direct labor cost, outsourced production cost and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of sales excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended September 30, 2012 and 2011.

	Three months ended September 30,				Growth
	2012		2011		In 2012
	(in U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$44,901,461	100.0%	$42,042,250	100.0%	6.8%
Raw Materials	22,372,864	49.8	21,183,921	50.4	5.6
Labor	1,240,727	2.8	1,097,522	2.6	13.0
Outsourced Production Costs	14,339,488	31.9	12,491,707	29.7	14.8
Other and Overhead	167,160	0.4	149,404	0.4	11.9
Total Cost of Sales for Wholesale	38,120,239	84.9	34,922,554	83.1	9.2
Gross Profit for Wholesale	6,781,222	15.1	7,119,696	16.9	(4.8)
Net Sales for Retail	24,368,444	100.0	11,631,683	100.0	109.5
Production Costs	7,610,338	31.2	3,920,469	33.7	94.1
Rent	8,211,159	33.7	3,635,186	31.3	125.9
Total Cost of Sales for Retail	15,821,497	64.9	7,555,655	65.0	109.4
Gross Profit for Retail	8,546,947	35.1	4,076,028	35.0	109.7
Total Cost of Sales	53,941,736	77.9	42,478,209	79.1	27.0
Gross Profit	$15,328,169	22.1%	$11,195,724	20.9%	36.9%

Raw material costs for our wholesale business were 49.8% of our total wholesale business sales in the three months ended September 30, 2012, compared to 50.4% in the three months ended September 30, 2011.  The decrease was mainly due to decreased raw materials prices.

Labor costs for our wholesale business were 2.8% of our total wholesale business sales in the three months ended September 30, 2012, compared to 2.6% in the three months ended September 30, 2011. The increase was mainly due to the increased average salaries of employees.

Outsourced manufacturing costs for our wholesale business were 31.9% of our total wholesale business sales in the three months ended September 30, 2012, compared to 29.7% in the three months ended September 30, 2011. The increase was mainly due to more orders and the limited production capacity this quarter in China.

Overhead and other expenses for our wholesale business accounted for 0.4% of our total wholesale business sales for the three months ended September 30, 2012 and 2011.

For our wholesale business gross profit for the three months ended September 30, 2012 was $6.8 million, a decrease of 4.8% compared to the three months ended September 30, 2011. As a percentage of wholesale sales, gross profit accounted for 15.1% of our total wholesale sales for the three months ended September 30, 2012, a decrease of 1.8% compared to 16.9% for the three months ended September 30, 2011. The decrease was mainly due to the higher outsourced manufacturing costs .

Production costs for our retail business were $7.6 million during the three months ended September 30, 2012 compared to $3.9 million during the three months ended September 30, 2011. As a percentage of retail sales, retail production costs accounted for 31.2% of our total  retail sales in the three months ended September 30, 2012, compared to 33.7% of total retail sales in the three months ended September 30, 2011. This decrease was primarily due to reduced retail prices in various promotions in exchange for increased sales volume during the three months ended September 30, 2011.

Rent costs for our retail business were $8.2 million for the three months ended September 30, 2012 compared to $3.6 million for the three months ended September 30, 2011. As a percentage of sales, rent costs accounted for 33.7% of our total retail sales for the three months ended September 30, 2012, compared to 31.3% of total retail sales for the three months ended September 30, 2011. Total rent costs increased as a result of the increase in the number of our stores. The increase in rent costs as a percentage of total retail sales was due to the increase in the number of new stores opened in the third quarter of 2012; there were 97 and 61 new stores opened in the three months ended September 30, 2012 and 2011, respectively.

Gross profit in our retail business for the three months ended September 30, 2012 was $8.5 million and gross margin was 35.1%. Gross profit in our retail business for the three months ended September 30, 2011 was $4.1 million and gross margin was 35.0%.

Total cost of sales for the three months ended September 30, 2012 was $53.9 million, compared to $42.5 million for the three months ended September 30, 2011, an increase of 27%. As a percentage of total sales, cost of sales decreased to 77.9% of total sales for the three months ended September 30, 2012, compared to 79.1% of total sales for the three months ended September 30, 2011. Consequently, gross margin increased to 22.1% for the three months ended September 30, 2012 from 20.9% for the three months ended September 30, 2011.

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

	Three Months Ended September 30,
	2012		2011		Increase (decrease)
	(in U.S. Dollars, except for percentages)
Gross Profit	$15,328,169	22.1%	$11,195,724	20.9%	36.9%
Operating Expenses:
Selling Expenses	8,608,695	12.4%	4,257,401	7.9	102.2
General and Administrative Expenses	4,152,162	6.0%	3,443,713	6.4	20.6
Total	12,760,857	18.4%	7,701,114	14.3	65.7
Income from Operations	$2,567,312	3.7%	$3,494,610	6.5%	(26.5)%

Selling expenses increased 102.2% to $8.6 million for the three months ended September 30, 2012 from $4.3 million for the three months ended September 30, 2011. The increase was attributable to the increased number of retail employees and increased average salaries, as well as increased store decoration and marketing expenses associated with the promotion of the LA GO GO brand.

General and administrative expenses increased 20.6% to $4.2 million the three months ended September 30, 2012 from $3.4 million for the three months ended September 30, 2011. As a percentage of total sales, general and administrative expenses decreased to 6.0% of total sales for the three months ended September 30, 2012, compared to 6.4% of total sales for the three months ended September 30, 2011. This percentage decrease was due to the increase in sales.

Income from Operations

Income from operations decreased 26.5% to $2.6 million for the three months ended September 30, 2012 from $3.5 million for the three months ended September 30, 2011.  As a percentage of sales, income from operations accounted for 3.7% of our total sales  for the three months ended September 30, 2012, a decrease of 2.8% compared to the three months ended September 30, 2011 as a result of increased selling expenses for our retail business.

Interest Expense

Interest expense was $0.45 million for the three months ended September 30, 2012, an increase of 9.3% compared to the same period in 2011. The increase was due to the increased bank loans as a result of our business expansion.

Change in fair value of derivative liability

Change in fair value of derivative liability was a gain of $0.1 million and $0.02 million, based on the Binnomial Lattice model, for the three months ended September  30, 2012 and 2011, respectively.

Income Tax Expenses

Income tax expense for the three months ended September 30, 2012 was $0.2 million, a decrease of 74.5% compared to the same period of 2011. The decrease was primarily due to decreased profits of Goldenway and Ever-Glory Apparel and increased profits of Ever-Glory Hong Kong.

Our PRC subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws. Each of our consolidated entities files its own separate income tax return.

All PRC subsidiaries are subject to the 25% income tax rate.

Perfect Dream Limited was incorporated in the British Virgin Islands on July 1, 2004, and has no income tax.

Ever-Glory International Group (HK) Ltd was incorporated in Samoa on September 15, 2009, and has no liabilities for income tax.

Ever-Glory International Group Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes through 2011. The net operating loss carry forwards for United States income taxes may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2031. Management believes that the realization of the benefits from these losses is uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero.

Net Income

Net income for the three months ended September 30, 2012 was $2.3 million, a decrease of 15.9% compared to the same period in 2011. Our basic and diluted earnings per share were $0.15 and $0.18 for the three months ended September 30, 2012 and 2011, respectively.

Results of Operations for the nine months ended September 30, 2012 and 2011

The following table summarizes our results of operations for the nine months ended September 30, 2012 and 2011. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Nine Months Ended September 30,
	2012		2011
	(in U.S. Dollars, except for percentages)
Sales	$169,691,109	100.0%	$149,805,810	100.0%
Gross Profit	$40,517,738	23.9%	$30,664,483	20.5%
Operating Expense	$32,764,790	19.3%	$21,386,144	14.3%
Income From Operations	$7,752,948	4.6%	$9,278,339	6.2%
Other Expenses (Income)	$(3,818)	0.0%	$164,701	0.1%
Income tax expense	$1,010,475	0.6%	$1,539,790	1.0%
Net Income	$6,746,291	4.0%	$7,573,848	5.1%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the nine months ended September 30, 2012 and 2011.

	2012	% of total sales	2011	% of total sales	Change In 2012
Wholesale business
The People’s Republic of China	$33,690,321	19.9%	$33,890,950	22.6%	(0.6)%
Germany	15,216,552	9.0	22,890,796	15.3	(33.5)
United States	9,320,440	5.5	18,797,505	12.5	(50.4)
United Kingdom	17,901,763	10.5	14,526,418	9.7	23.2
Japan	17,287,863	10.2	14,668,238	9.8	17.9
Europe-Other	10,952,973	6.5	11,540,852	7.7	(5.1)
Total wholesale business	104,369,912	61.5	116,314,759	77.6	(10.3)
Retail business	65,321,197	38.5	33,491,051	22.4	95.0
Total	$169,691,109	100.0%	$149,805,810	100.0%	13.3%

Sales for the nine months ended September 30, 2012 were $169.7 million, an increase of 13.3% from the nine months ended September 30,  2011. This increase was primarily attributable to increased sales in our retail business.

Sales generated from our wholesale business contributed 61.5% or $104.4 million of our total sales for the nine months ended September 30, 2012, a decrease of 10.3% compared to $116.3 million in the nine months ended September 30, 2011. This decrease was primarily attributable to decreased sales in Germany and The United States. The reduced sales in the wholesale segment was primarily due to global economic uncertainty and instability. The slow recovery of the future economies represented by Europe and the US has a serious impact on China’s apparel exports. Therefore, our overseas wholesale business also faced declining orders.

Sales generated from our retail business contributed 38.5% or $65.3 million of our total sales for the nine months ended September 30, 2012, an increase of 95.0% compared to 22.4% or $33.5 million in the nine months ended September 30, 2011. This increase was primarily due to the increase in same store sales and new stores opened. We had 644 LA GO GO stores as of September 30, 2012, compared to 421 LA GO GO stores at September 30, 2011.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of sales includes the direct raw material cost, direct labor cost, outsourced production cost and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of sales excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the nine months ended September 30, 2012 and 2011.

	Nine months ended September 30,				Growth
	2012		2011		(Decrease)
	(in U.S. dollars, except for percentages)				In 2012
Net Sales for Wholesale Sales	$104,369,912	100.0%	$116,314,759	100.0%	(10.3)%
Raw Materials	49,706,704	47.6	57,909,559	49.8	(14.2)
Labor	3,287,022	3.1	3,018,020	2.6	8.9
Outsourced Production Costs	31,959,810	30.6	35,485,036	30.5	(9.9)
Other and Overhead	420,575	0.4	413,450	0.4	1.7
Total Cost of Sales for Wholesale	85,374,111	81.8	96,826,065	83.2	(11.8)
Gross Profit for Wholesale	18,995,801	18.2	19,488,694	16.8	(2.5)
Net Sales for Retail	65,321,197	100.0	33,491,051	100.0	95.0
Production Costs	20,692,184	31.7	11,005,777	32.9	88.0
Rent	23,107,077	35.4	11,309,485	33.8	104.3
Total Cost of Sales for Retail	43,799,261	67.1	22,315,263	66.6	96.3
Gross Profit for Retail	21,521,936	32.9	11,175,788	33.4	92.6
Total Cost of Sales	129,173,371	76.1	119,141,327	79.5	8.4
Gross Profit	$40,517,738	23.9%	$30,664,483	20.5%	32.1%

Raw material costs for our wholesale business were 47.6% of our total wholesale business sales in the nine months ended September 30, 2012, compared to 49.8% in the nine months ended September 30, 2011.  The decrease was mainly due to decreased raw materials prices.

Labor costs for our wholesale business were 3.1% of our total wholesale business sales in the nine months ended September 30, 2012, compared to 2.6% in the nine months ended September 30, 2012. The increase was mainly due to the increased average salaries of employees.

Outsourced manufacturing costs for our wholesale business were 30.6% of our total sales in the nine months ended September 30, 2012. compared to 30.5% in the nine months ended September 30, 2012.

Overhead and other expenses for our wholesale business accounted for 0.4% of our total sales for the nine months ended September 30, 2012, the same as for the nine months ended September 30, 2011.

Gross profit in our wholesale business for the nine months ended September 30, 2012 was $19.0 million, a decrease of 2.5% compared to the nine months ended September 30, 2011. As a percentage of wholesale sales, gross profit accounted for 18.2% of our total  wholesale sales for the nine months ended September 30, 2012, an increase of 1.4% compared to 16.8% for the nine months ended September 30, 2011.

Production costs for our retail business were $20.7 million during the nine months ended September 30, 2012 versus $11.0 million during the nine months ended September 30, 2011. As a percentage of retail sales, retail production costs accounted for 31.7% of our total  retail sales in the Nine months ended September 30, 2012, compared to 32.9% of total retail sales in the Nine months ended September 30, 2011. This decrease was primarily due to reduced retail prices in various promotions in exchange for increased sales volume during the nine months ended September 30, 2011.

Rent costs for our retail business were $23.1 million or 35.4% of our total retail sales during the nine months ended September 30, 2012 versus $11.3 million or 33.8% during the nine months ended September 30, 2011. Total rent costs increased as a result of the increase in the number of our stores. The increase in rent costs as a percentage of total retail sales was due to the increase in the number of new stores opened during the nine months ended September 30, 2012; there were 218 and 154 new stores opened in the nine months ended September 30, 2012 and 2011, respectively.

Gross profit in our retail business for the nine months ended September 30, 2012 was $21.5 million and gross margin was 32.9%. Gross profit in our retail business for the nine months ended September 30, 2011 was $11.2 million and gross margin was 33.4%.

Total cost of sales for the nine months ended September 30, 2012 was $129.2 million, an increase of 8.4% compared to the nine months ended September 30, 2011. As a percentage of total sales, our cost of sales decreased to 76.1% for the nine months ended September 30, 2012, compared to 79.5% for the nine months ended September 30, 2011. Consequently, gross margin increased to 23.9% for the nine months ended September 30, 2012 from 20.5% for the nine months ended September 30, 2011.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. For our wholesale business, purchases from our five largest suppliers represented approximately 16.7% and 15.2% of raw material purchases for the nine months ended September 30, 2012 and 2011, respectively. No one supplier provided more than 10% of our raw material purchases for the nine months ended September 30, 2012 and 2011. For our retail business, purchases from our five largest suppliers represented approximately 34.9% and 33.3% of raw material purchases for the nine months ended September 30, 2012 and 2011, respectively. One supplier provided 10.1% and 12.1% of our total purchases for the nine months ended September 30, 2012 and 2011, respectively. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

We also purchase finished goods from contract manufacturers. For our wholesale business, purchases from our five largest contract manufacturers represented approximately 41.2% and 38.7% of finished goods purchases for the nine months ended September 30, 2012 and 2011, respectively. Two contract manufacturers provided approximately 14.3% and 10% of our finished goods purchases for the nine months ended September 30, 2012. One contract manufacturer provided approximately 12% of our finished goods purchases for the nine months ended September 30, 2011. For our retail business, our five largest contract manufacturers represented approximately 14.6% and 25.4% of finished goods purchases for the nine months ended September 30, 2012 and 2011, respectively. No contract manufacturer provided more than 10% of our retail finished goods purchases for the nine months ended September 30, 2012 and 2011. We have not experienced difficulty in obtaining finished products from our contract manufacturers and we believe we maintain good relationships with our contract manufacturers.

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

	Nine months ended September 30,
	2012		2011		Increase (decrease)
	(in U.S. Dollars, exceptfor percentages)
Gross Profit	$40,517,738	23.9%	$30,664,483	20.5%	32.1%
Operating Expenses:
Selling Expenses	21,409,222	12.6	11,613,276	7.8	84.4%
General and Administrative Expenses	11,355,568	6.7	9,772,868	6.5	16.2%
Total	32,764,790	19.3	21,386,144	14.3	53.2%
Income from Operations	$7,752,948	4.6%	$9,278,339	6.2%	(16.4)%

Selling expenses were $21.4 million in the nine months ended September 30, 2012, an increase of 84.4% or $9.8 million compared to the nine months ended September 30, 2011. The increase was attributable to an increase in salaries and the number of retail staff, as well as increased decoration and marketing expenses associated with the promotion of LA GO GO.

General and administrative expenses were $11.4 million in the nine months ended September 30, 2012, an increase of 16.2% compared to the nine months ended September 30, 2011. As a percentage of total sales, general and administrative expenses increased to 6.7% of total sales for the nine months ended September 30, 2012, compared to 6.5% of total sales for the nine months ended September 30, 2011. The increase was attributable to an increase in the number of retail management personnel.

Income from Operations

Income from operations decreased 16.4% to $7.8 million for the nine months ended September 30, 2012 from $9.3 million for the nine months ended September 30, 2011.

Income from operations for our retail business was $0.9 million in the nine months ended September 30, 2012 compared to $0.3 million in the nine months ended September 30, 2011. As a percentage of total retail sales, income from operations increased to 1.5% of total retail sales for the nine months ended September 30, 2012, compared to 0.9% of total retail sales for the nine months ended September 30, 2011. The increase was due to the increased sales in our retail business.

Income from operations for our wholesale business was $6.8 million in the nine months ended September 30, 2012 compared to $9.0 million in the nine months ended September 30, 2011. As a percentage of total wholesale sales, income from operations decreased to 6.5% of total wholesale sales for the nine months ended September 30, 2012, compared to 7.7% of total wholesale sales for the nine months ended September 30, 2011. The decrease was due to the increased selling expenses for our retail business.

Interest Expense

Interest expense was $1.5 million for the nine months ended September 30, 2012, an increase of 56.0% compared to the same period in 2011. The increase was due to increased bank loans as a result of our business expansion.

Change in fair value of derivative liability

Change in fair value of derivative liability was a gain of $0.38 million and $0.35 million, based on the Binnomial Lattice model, for the nine months ended September 30, 2012 and 2011, respectively.

Income Tax Expenses

Income tax expense for the nine months ended September 30, 2012 was $1.0 million, a decrease of 34.4% compared to the same period of 2011. The decrease was primarily due to decreased profits of Goldenway and Ever-Glory Apparel and increasd profits of Ever-Glory Hong Kong.

Net Income

Net income for the nine months ended September 30, 2012 was $6.7 million, a decrease of 10.9% compared to the same period in 2011. Our diluted earnings per share were $0.46 and $0.51 for the nine months ended September 30, 2012 and 2011, respectively.

Summary of Cash Flows

Net cash used in operating activities was $2.4 million for the nine months ended September 30, 2012, compared with $3.2 million during the nine months ended September 30, 2011.

Net cash used in investing activities was $5.1 million for the nine months ended September 30, 2012, compared with $2.7 million during the the nine months ended September 30, 2011. The increase was mainly due to increased equipment purchases.

Net cash provided by financing activities was $9.2 million for the nine months ended September 30, 2012, compared with $10.2 million during the nine months ended September 30, 2011. During the nine months ended September 30, 2012, we repaid $38.6 million of bank loans and received bank loan proceeds of $47.8 million.

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of $10.4 million, other current assets of $127.2 million and current liabilities of $98.2 million. We presently finance our operations primarily from cash flows from operations and bank loans and we anticipate that these will continue to be our primary sources of funds to finance our short-term cash needs.

Bank Loans

On August 2, 2010, Goldenway entered into a two-year revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.90 million (RMB50 million). The agreement has been extended until August 2, 2013. These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of September 30, 2012, Goldenway had borrowed $6.32 million under this line of credit from Nanjing Bank with an annual interest rate from 5.88% to 6.14% and due on various dates from December 2012 to February 2013. At September 30, 2012, approximately $1.58 million was unused and available under this line of credit.

On March 11, 2010, Ever-Glory Apparel entered into an one-year line of credit agreement for approximately $7.90 million (RMB50 million) with Nanjing Bank. The agreement has been extended until April 6, 2013. As of September 30, 2012, Ever-Glory Apparel had borrowed $3.16 million from Nanjing Bank with an annual interest rate from 6.3% to 6.89% and due on various dates from May 2013 to July 2013. The loan is guaranteed by Jiangsu Ever-Glory and the Company's chairman and CEO, Mr. Kang. In addition, Ever-Glory Apparel had borrowed $4.51 million from Nanjing Bank with an annual interest rate from 3.37% to 4.4%, due on various dates from October 2012 to December 2012, and collateralized by approximately $5.65 million of accounts receivable from wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. At September 30, 2012, approximately $0.23 million was unused and available. Approximately $1.91 million was repaid in October 2012.

As of September 30, 2012, LA GO GO had borrowed $2.37 million (RMB15.0 million) from Nanjing Bank with an annual interest rate from 6.29% to 6.9% and due on various dates from April 2013 to September 2013. This loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang.

On January 4, 2011, Goldenway entered into a new one-year line of credit agreement for approximately $6.32 million (RMB40 million) with Shanghai Pudong Development Bank. In January 2012, the agreement was extended until January 4, 2013. As of September 30, 2012, Goldenway had borrowed the maximum amount available under the line of $6.32 million (RMB40 million), with an annual interest rate of 7.55%. These loans are collateralized by certain properties and land use rights of Goldenway, and are due in November 2012.

As of September 30, 2012, Ever-Glory Apparel had borrowed $5.05 million from the Bank of Communications with an annual interest rate of 7.08%, and due in February 2013. The loan is guaranteed by Jiangsu Ever-Glory and the Company's chairman and CEO, Mr. Kang. In addition, Ever-Glory Apparel had borrowed $1.48 million from the Bank of Communications with an annual interest rate  of 5.26%, due on various dates from October 2012 to December 2012, guaranteed by Jiangsu Ever-Glory and Mr. Kang, and collateralized by approximately $2.02 million of accounts receivable from wholesale customers. Approximately $0.22 million was repaid in October 2012.

As of September 30, 2012, LA GO GO had borrowed $1.58 million (RMB10.0 million) from the Bank of Communications with an annual interest rate from 6.06% to 6.37% and due on various dates from June to July 2013. This loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang.

As of September 30, 2012, Ever-Glory Apparel had borrowed $3.16 million (RMB20.0 million) from Everbright Bank, with an annual interest rate of 6.3% and due in September 2013. This loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang.

On July 29, 2011, Ever-Glory Apparel and Perfect Dream collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $7.0 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. The agreement has been extended until July 29, 2013. As of September 30, 2012, Ever-Glory Apparel had borrowed $2.73 million from HSBC with an annual interest rate of 5.9%, due on various dates from October to December 2012, and collateralized by approximately $3.4 million of accounts receivable from wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of September 30, 2012, approximately $4.27 million was unused and available. Approximately $0.2 million was repaid in October 2012.

As of September 30, 2012, Ever-Glory Apparel had borrowed $1.89 million from the Bank of China with an annual interest rate of 5.9%, and due on October 2012. The loan is guaranteed by Goldenway, and collateralized by approximately $2.6 million of accounts receivable from wholesale customers. The loan was repaid in full in October 2012.

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

We believe our cash flows from operations together with our cash and cash equivalents currently on hand and our unused credit facilities will be sufficient to meet our needs for working capital, capital expenditure and other commitments for the next twelve months. No assurance can be made that additional financing will be available to us if required, and adequate funds may not be available on terms acceptable to us. If funding is insufficient at any time in the future, we will develop or enhance our products or services and expand our business through our own cash flows from operations.

As of September 30, 2012, we had access to $29.12 million in lines of credit, of which $6.07 million was unused and is currently available. These credit facilities do not include any covenants.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in United States (U.S.) dollars. During 2003 and 2004 the exchange rate of RMB to the U.S. dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the U.S. dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of September 30, 2012, the foreign exchange rate had increased to 6.33 RMB to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future, and we will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel, Tai Xin and LA GO GO (whose functional currency is the RMB) are translated into US dollars using the current rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expense items are translated at the average exchange rate for the period. The foreign currency translation loss (gain) for the three and nine months ended September 30, 2012 and 2011 was ($192,935), $7,066, $332,262 and $1,048,757, respectively.

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

Interest Rates: Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. On September 30, 2012, we had $10.4 million in cash and cash equivalents. A hypothetical 5% increase or decrease in either the short term or long term interest rates would not have any material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates: We pay our suppliers and employees in Chinese RMB, however, most of our wholesale customers are located in the U.S., Japan and Europe and we generate sales from them in U.S. Dollars, Euros and British Pounds. Accordingly, our business has substantial exposure to changes in exchange rates between and among the Chinese RMB, the U.S. Dollar, the Euro and the British Pound. In the last decade, the RMB has been pegged at 8.26 RMB to one U.S. Dollar. On July 21, 2005 it was revalued to 8.09 per U.S. Dollar. Following the removal of the peg to the U.S. Dollar and pressure from the United States, the People’s Bank of China also announced that the RMB would be pegged to a basket of foreign currencies, rather than being strictly tied to the U.S. Dollar, and would be allowed to float trade within a narrow 0.3% daily band against this basket of currencies. The PRC government has stated that the basket is dominated by the U.S. Dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British Pound, Thai Baht, Russian Ruble, Australian Dollar, Canadian Dollar and Singapore Dollar. There can be no assurance that the relationship between the RMB and these currencies will remain stable over time, especially in light of the significant political pressure on the Chinese government to permit the free flotation of the RMB, which could result in greater and more frequent fluctuations in the exchange rate between the RMB, the U.S. Dollar and the Euro. On September 30, 2012, the exchange rate between the RMB and U.S. Dollar was 6.33 RMB to one U.S. Dollar. For additional discussion regarding our foreign currency risk, see the section titled Risk Factors in the Annual Report on Form 10-K for fiscal year ended on December 31, 2011. Fluctuation in the value of Chinese RMB relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.

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

Changes in Internal Control over Financial Reporting

Our management has worked, and will continue to work to improve our internal controls over financial reporting. During the three months ended September 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

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

November 13, 2012	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jiansong Wang
Jiansong Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)