Form 10-K/A
period 2011-12-31
Ever-Glory International Group, Inc.
filed 2013-03-12
CIK 943184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EVER-GLORY INTERNATIONAL GROUP, INC.
FORM 10-K
For the Year Ended December 31, 2011

 TABLE OF CONTENTS

		Page
Cautionary Note Regarding Forward-Looking Statements		ii

Part I

Item 1.	Business	1
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	20
Item 2.	Properties	20
Item 3.	Legal Proceedings	21
Item 4.	Mine Safety Disclosures	21

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
Item 6.	Selected Financial Data	22
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	37
Item 8.	Financial Statements and Supplementary Data	F-1
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	38
Item 9A.	Controls and Procedures	38
Item 9B.	Other Information	39

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance	40
Item 11.	Executive Compensation	44
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	49
Item 13.	Certain Relationships and Related Transactions, and Director Independence	48
Item 14.	Principal Accounting Fees and Services	52

Part IV

Item 15	Exhibits, Financial Statement Schedules	53

Signatures		55

EXPLANATORY NOTE

Ever Glory International Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Original Form 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2012. In order to respond to certain comments of the staff of the SEC with regard to the Company’s evaluation of internal controls over financial reporting, the Company is hereby amending only disclosures in Item 9A as well as a risk factor related to evaluation of internal controls.  However, for the convenience of the reader, the entire text of the Original Form 10-K, as amended by this Amendment No. 1 is reproduced herein.

This Form 10-K/A continues to speak as of the date of the Original Form 10-K and no modification or update to the disclosures in the Original Form 10-K has been made except as noted above.  This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update any related disclosures and any information not affected by the amendments contained in this Form 10-K/A is unchanged and reflects the disclosure made at the time of the filing of the Original Form 10-K with the SEC.  Currently dated Exhibits 31.1, 31.2, 32.1 and 32.2 are included in this Form 10-K/A.

i

Cautionary Note Regarding Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

●	Competition within our industry;

●	Seasonality of our sales;

●	Our investments in new product development;

●	Our plans to open new retail stores;

●	Our ability to integrate our acquired businesses;

●	Our relationships with our major customers;

●	The popularity of our products;

●	Relationships with suppliers and cost of supplies;

●	Financial and economic conditions in Asia, Japan, Europe and the U.S.;

●	Regulatory requirements in the PRC and countries in which we operate;

●	Anticipated effective tax rates in future years;

●	Regulatory requirements affecting our business;

●	Currency exchange rate fluctuations;

●	Our future financing needs; and

•	Our ability to attract additional investment capital on attractive terms.

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

ii

PART I

Item 1. BUSINESS

Overview and Corporate History

Ever-Glory International Group, Inc., sometimes referred to in this report as “Ever-Glory”, the “ Company ,”  “ we ”, or “ us ”, through its subsidiaries, is an apparel supply chain management provider, manufacturer, distributor and retailer based in the People’s Republic of China, with customers in China, the United States, Europe and Japan.  Our business is focused on middle to high-end casual wear, outerwear and sportswear brands for men, women and children.  As a holding company, we oversee the operations of our subsidiaries and provide our subsidiaries with resources and services in financial, legal, administrative and other areas. The Company was incorporated in Florida on October 19, 1994. We changed our name from Andean Development Corporation to “Ever-Glory International Group, Inc.” on November 17, 2005.

The following is a description of our corporate history and structure:

Perfect Dream Limited (“Perfect Dream”) was incorporated in the British Virgin Islands on July 1, 2004. Perfect Dream was originally formed as a holding company, and it became our wholly-owned subsidiary as a result of a share exchange transaction completed in November 2005.

In January 2005, Perfect Dream acquired 100% of Goldenway Nanjing Garments Company Limited (“ Goldenway ”). Goldenway, a wholly foreign-owned enterprise in People’s Republic of China (“ PRC ”) was incorporated on December 31, 1993. Goldenway is principally engaged in outsourcing and sale of garments. Prior to acquisition by Perfect Dream, Goldenway was a joint venture held by Jiangsu Ever-Glory International Group Corporation (“ Jiangsu Ever-Glory ”).

On November 9, 2006, Perfect Dream entered into a purchase agreement with Ever-Glory Enterprises (HK) Limited (“ Ever-Glory Hong Kong ”) whereby we acquired a 100% interest in Nanjing New-Tailun Garments Co, Ltd. (“ New-Tailun ”) from Ever-Glory Hong Kong. New-Tailun is a 100% foreign-owned enterprise incorporated in the PRC and is engaged in the manufacturing and sale of garments.

On August 27, 2007, we acquired Nanjing Catch-Luck Garments Co, Ltd. (“Catch-Luck”), which further expanded our production capacity. Catch-Luck is primarily engaged in the manufacturing and sale of garments in China. Shanghai La Go Go Fashion Company Limited (“LA GO GO”), a joint venture of Goldenway and Shanghai La Chapelle Garment and Accessories Company Limited (“La Chapelle”), was incorporated in the PRC on January 24, 2008.   Goldenway invested approximately $0.8 million (approximately RMB 6.0 million) in cash, and La Chapelle invested approximately $0.6 million (RMB 4.0 million) in cash, for a 60% and 40% ownership interest, respectively, in LA GO GO.  In connection with the formation of LA GO GO, Goldenway made a strategic investment in La Chapelle by acquiring a 10% equity in La Chapelle with a cash payment of RMB 10 million (approximately USD$1.35 million). The business objective of the joint venture is to establish and create a leading brand of ladies’ garments for the mainland Chinese market.  On March 23, 2009, Goldenway transferred all of its ownership interest in LA GO GO to Ever-Glory International Group Apparel Inc.(“ Ever-Glory Apparel ”), a wholly-owned subsidiary of Goldenway. On April 23, 2010, Ever-Glory Apparel acquired the 40% non-controlling interest in LA GO GO from La Chapelle for approximately $0.9 million (RMB 6.2 million), bringing our ownership in LA GO GO to 100%. In connection with such acquisition, and in order to focus on our core business, Golden Way sold the 10% equity interest in La Chapelle to the original shareholders of La Chapelle and, in return, received a total cash payment of RMB 12.36 million (approximately $1.8 million).

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

Business Operations

Our wholesale operations include manufacturing and worldwide sale of apparel to well-known casual wear, sportswear and outerwear brands and retailers in major markets. We manufacture our apparel products in two manufacturing facilities owned by Catch-Luck and New-Tailun, which are located in the Nanjing Jiangning Economic and Technological Development Zone and Shang Fang Town, respectively, in Nanjing, China. We conduct our original design manufacturing (“ ODM ”) operations through three wholly-owned subsidiaries in China: Goldenway, New-Tailun, and Catch-Luck. In our fiscal year ended December 31, 2011, our wholesale segment achieved total sales of  $162.2 million.

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

Currently, we have several competitors in China including small to large sized companies including some state-owned trading groups and private garment companies. We believe we differentiate ourselves from the competition and will be able to effectively compete with our rivals due to our persistent pursuit of quality control, a diversified casual wear product lineup, and in-house design talent. In addition, we believe we derive advantages from the rapid feedback we receive from our customers in the supply chain and using our advanced Enterprise Resource Planning (“ ERP ”) system. Our ERP system integrates many of our operational processes into one system including order processing, statistical analysis, purchasing, manufacturing, logistics and financial control systems, providing management with instantaneous feedback on important aspects of our business operations.

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

Our Growth Strategy

Our strategy to grow and expand our business includes the following:

Supply chain management:

●	Expand the global sourcing network
●	Invest in the overseas low-cost manufacturing base

●	Focus on high value-added products and continue our strategy to produce mid to high end apparel
●	Continue to emphasize on product design and technology application

●	Seek strategic acquisitions of international distributors that could enhance global sales and distribution network
●	Maintain stable revenue increase in the export markets while shifting focus to higher margin wholesale markets such as mainland China.

Retail business development:

●	Build the LA GO GO brand to be recognized as a major player in the mid-end women's apparel market in China;
●	Expand the LA GO GO retail network throughout China

●	Improve the LA GO GO retail stores’ efficiency and increase same-store sales
●	Continue to launch LA GO GO flagship stores in Tier-1 Cities and increase penetration and coverage in Tier-2 and Tier-3 Cities
●	Become a multi-brand operator by seeking opportunities for long-term cooperation with reputable international brands and by facilitating international brands entry into the Chinese market.

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

The apparel market is characterized by low barriers to entry for both suppliers and marketers, global sourcing through suppliers located throughout the world, trade liberalization, continuing movement of product sourcing to lower cost countries, ongoing emergence of new competitors with widely varying strategies and resources, and an increasing focus on apparel in the mass merchant channel of distribution. These factors contribute to ongoing pricing pressure throughout the supply chain. This pressure has and may continue to:

●	require us to reduce wholesale prices on existing products;
●	result in reduced gross margins across our product lines;

●	increase pressure on us to further reduce our production costs and our operating expenses.

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

As part of our business strategy, we expect to continue to review opportunities to buy or invest in other businesses or technologies that we believe would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. If we buy or invest in other businesses, products or technologies in the future, we could:

●	incur significant unplanned expenses and personnel costs;

●	issue stock that would dilute our current shareholders’ percentage ownership;

●	use cash, which may result in a reduction of our liquidity;

●	incur debt; assume liabilities; and

●	spend resources on unconsummated transactions.

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

International political instability may halt or hinder our ability to do business and may increase our costs. Various events, including the occurrence or threat of terrorist attacks, increased national security measures in the EU, the United States and other countries, and military action and armed conflicts, can suddenly increase international tensions. Increases in energy prices will also impact our costs and could harm our operating results. In addition, concerns about other international crises, such as the spread of severe acute respiratory syndrome (“SARS”), avian influenza, or bird flu, and West Nile viruses, may have an adverse effect on the world economy and could adversely affect our business operations or the operations of our OEM partners, contract manufacturer and suppliers. This political instability and concerns about other international crises may, for example:

●	negatively affect the reliability and cost of transportation;

●	negatively affect the desire and ability of our employees and customers to travel;

●	adversely affect our ability to obtain adequate insurance at reasonable rates;

●	require us to take extra security precautions for our operations; and

●	furthermore, to the extent that air or sea transportation is delayed or disrupted, our operations may be disrupted, particularly if shipments of our products are delayed.

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

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with SAFE.  We may also face regulatory uncertainties that could restrict our ability to adopt equity compensation plans for our directors and employees and other parties under PRC laws .

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

The Corporate Income Tax Law of  PRC provides that enterprises established outside of China whose “de facto management bodies” are located within China are considered “resident enterprises” and are generally subject to the uniform 25% enterprise income tax rate on their worldwide income (including dividend income received from subsidiaries). Under the Implementing Regulations for the  Corporate Income Tax Law , “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and treasury, and acquisition and disposition of properties and other assets of an enterprise. Although substantially all of our operational management is currently based in the PRC, it is unclear whether PRC tax authorities would require (or permit) us to be treated as a PRC-resident enterprise. If we were treated as a resident enterprise for PRC tax purposes, we will be subject to PRC tax on our worldwide income at the 25% uniform tax rate, which could have an impact on our effective tax rate and an adverse effect on our net income and the results of operations, although dividends distributed from our PRC subsidiaries to us could be exempted from Chinese dividend withholding tax, since such income is exempted under the new Corporate Income Tax Law  for PRC-resident recipients.

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

Other factors, in addition to the risks included in this section, that may have a significant impact on the market price of our common stock include, but are not limited to:

●	receipt of substantial orders or order cancellations of products;

●	quality deficiencies in services or products;

●	international developments, such as technology mandates, political developments or changes in economic policies;

●	changes in recommendations of securities analysts;

●	shortfalls in our backlog, sales or earnings in any given period relative to the levels expected by securities analysts or projected by us;

●	government regulations, including stock option accounting and tax regulations;

●	energy blackouts;

●	acts of terrorism and war;

●	widespread illness;

●	proprietary rights or product or patent litigation;

●	strategic transactions, such as acquisitions and divestitures;

●	rumors or allegations regarding our financial disclosures or practices; or

●	earthquakes or other natural disasters in Nanjing or Shanghai, China where a significant portion of our operations are based.

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

In this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2011, we concluded that our internal control over financial reporting was not effective as of December 31, 2011 based on our assessment. For more information, please refer to Item 9A. Controls and Procedures.  Our staff who are primarily responsible for the preparation of our financial statements do not have the requisite U.S. GAAP experience to prepare financial statements in accordance with U.S. GAAP.  Therefore, future reports may have statements indicating that our controls and procedures are not effective. We cannot assure you that even if we remediate our internal controls over financial reporting relating to the identified material weaknesses that we will establish the effectiveness of our internal controls over financial reporting or that we will not be subject to these or other material weaknesses in the future.  In addition, our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future.  Effective internal controls are necessary for us to produce reliable financial reports and are important to prevent fraud.  As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock.  Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHSES OF EQUITY SECURITIES.

Market for Common Equity

Our common stock was quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) initially under the symbol “EGLY” and then it was changed to “EVGY” in 2007.  On July 16, 2008 our common stock commenced trading on the NYSE Amex LLC (“ NYSE Amex ”)(formerly named the American Stock Exchange and the NYSE Alternext US LLC) under the symbol of “EVK”. As of December 31, 2011, there were approximately 68 shareholders of record of our common stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name. The following table sets forth the high and low bid information for the common stock for each quarter within the last two fiscal years, as reported by the OTCBB on a quarterly basis for the periods during which our common stock was quoted on the OTCBB and as reported by the NYSE Amex from the third quarter of 2008 following our listing thereon.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

	For the Year Ended December 31,				Growth(Decrease)
	2011		2010		in 2011
	(in U.S. dollars, except for percentages)				compared with 2010
Wholesale Sales	$162,236,470	100.0%	$104,845,550	100.0%	54.7%
Raw Materials	79,383,219	48.9	49,361,480	47.1	60.8
Labor	4,030,556	2.5	3,972,187	3.8	1.5
Outsourced Production Costs	51,995,950	32.0	34,958,995	33.3	48.7
Other and Overhead	551,687	0.3	456,197	0.4	20.9
Total Cost of Sales for Wholesale	135,961,412	83.8	88,748,859	84.6	53.2
Gross Profit for Wholesale	26,275,058	16.2	16,096,691	15.4	63.2
Net Sales for Retail	53,542,544	100.0	29,300,160	100.0	82.7
Production Costs	16,794,347	31.4	8,897,731	30.4	88.7
Rent	18,479,141	34.5	10,340,752	35.3	78.7
Total Cost of Sales for Retail	35,273,488	65.9	19,238,483	65.7	83.3
Gross Profit for Retail	18,269,056	34.1	10,061,677	34.3	81.6
Total Cost of Sales	171,234,899	79.4	107,987,342	80.5	58.6
Gross Profit	$44,544,115	20.6%	$26,158,368	19.5%	70.3%

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

Fair Value Accounting

Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures ”, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

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

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures) for the period ended December 31, 2011. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of December 31, 2011. Our disclosure controls and procedures were not effective because of the “material weaknesses” described below under “Management’s Annual Report on Internal Controls Over Financial Reporting”.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal controls over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors (notably, the Audit Committee thereof), management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Because of the material weaknesses described in the following paragraphs, management believes that, as of December 31, 2011, our internal control over financial reporting was not effective based on those criteria.

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

As a result of its review, management concluded that we had material weaknesses in our internal control over financial reporting process consisting of the following:

●
The personnel primarily responsible for the preparation of our financial statements do not have requisite levels of knowledge, experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements.

●	Ineffective supervision of the Company’s internal control over financial reporting.

Remediation of Material Weaknesses

During the year ended December 31, 2011, we started to implement the following measures to remediate the material weaknesses identified:

·	Developed a formal plan to provide applicable training for our financial and accounting staff to enhance our understanding of U.S. GAAP and internal control over financial reporting;

·	Engaged outside consultants to assist in the application of U.S. GAAP to complex transactions, including the accounting for derivatives;

·	Engaged an external consultant with experience in U.S. GAAP and knowledge of financial reporting of U.S. listed public companies to supervise and review our financial reporting process;

·
Developed a formal timetable for regular meetings involving our Audit Committee, management and our internal control manager, to review our internal audit plans, testing and results in connection with our assessment of the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act;

Despite the above measures which were intended to address the identified material weaknesses as well as to enhance our overall internal control environment, management concluded that~~,~~ as of December 31, 2011, the material weaknesses identified above had not been fully remediated.

Changes in Internal Control Over Financial Reporting

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

Our Compensation Philosophy and Objectives

Our philosophy regarding compensation of our executive officers includes the following principles:

●	our compensation program should align the interests of our management team with those of our shareholders;
●	our compensation program should reward the achievement of our strategic initiatives and short- and long-term operating and financial goals;
●
compensation should appropriately reflect differences in position and responsibility; compensation should be reasonable and bear some relationship with the compensation standards in the market in which our management team operates; and

●	the compensation program should be understandable and transparent.

In order to implement such compensation principles, we have developed the following objectives for our executive compensation program:

●	overall compensation levels must be sufficiently competitive to attract and retain talented leaders and motivate those leaders to achieve superior results;
●
a portion of total compensation should be contingent on, and variable with, achievement of objective corporate performance goals, and that portion should increase as an executive’s position and responsibility increases;

●	total compensation should be higher for individuals with greater responsibility and greater ability to influence our achievement of operating goals and strategic initiatives;
●
the number of elements of our compensation program should be kept to a minimum, and those elements should be readily understandable by and easily communicated to executives, shareholders, and others; and

●	executive compensation should be set at responsible levels to promote a sense of fairness and equity among all employees and appropriate stewardship of corporate resources among shareholders.

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

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Kang Yihua
Chairman of the	2011	25,811		58,950						84,761
Board, Chief	2010	23,166		52,680						75,846
Executive Officer	2009	16,394		43,988						60,382
and President

Jiansong Wang	2011	11,128		4,637						15,765
Chief Financial	2010	2810	(2)	6000						8,810
Officer	2009	-		-						-

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

*Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of March, 2013.

Ever-Glory International Group, Inc.,

By	/s/ Edward Yihua Kang
Edward Yihua Kang,

Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jia Jun Sun	Chief Operating Officer and Director	March 12, 2013
Jia Jun Sun

/s/ Jiansong Wang	Chief Financial Officer	March 12, 2013
Jiansong Wang	(Principal Financial and Accounting Officer)

/s/ Changyu Qi	Director	March 12, 2013
Changyu Qi

/s/ Zhixue Zhang	Director	March 12, 2013
Zhixue Zhang

/s/ Merry Tang	Director	March 12, 2013
Merry Tang