Form 10-K
period 2012-12-31
Ever-Glory International Group, Inc.
filed 2013-04-16
CIK 943184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

86-25-52096875
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class registered:	Name of each exchange on which registered:
Common Stock	NYSE MKT LLC

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2012, 14,765,942 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2012, the last business day of the 2nd fiscal quarter, was approximately $23,182,529 based on the closing price of $1.57 for the registrant’s common stock as reported on the NYSE MKT LLC. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

As of March 28, 2013, there were 14,777,610 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EVER-GLORY INTERNATIONAL GROUP, INC.
FORM 10-K
For the Year Ended December 31, 2012

Cautionary Note Regarding Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

●	Competition within our industry;
●	Seasonality of our sales;
●	Our investments in new product development;
●	Our plans to open new retail stores;
●	Our ability to integrate our acquired businesses;
●	Our relationships with our major customers;
●	The popularity of our products;
●	Relationships with suppliers and cost of supplies;
●	Financial and economic conditions in Asia, Japan, Europe and the U.S.;
●	Regulatory requirements in the PRC and countries in which we operate;
●	Anticipated effective tax rates in future years;
●	Regulatory requirements affecting our business;
●	Currency exchange rate fluctuations;
●	Our financing needs; and
●	Our ability to attract additional investment capital on attractive terms.

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

i

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

Business Operations

Our wholesale operations include manufacturing and worldwide sale of apparel to well-known casual wear, sportswear and outerwear brands and retailers in major markets. We manufacture our apparel products in two manufacturing facilities owned by Catch-Luck and New-Tailun, which are located in the Nanjing Jiangning Economic and Technological Development Zone and Shang Fang Town, respectively, in Nanjing, China. We conduct our original design manufacturing (“ ODM ”) operations through three wholly-owned subsidiaries in China: Goldenway, New-Tailun, and Catch-Luck. In our fiscal year ended December 31, 2012, our wholesale segment achieved total sales of  $171.0 million.

Although we have our own manufacturing capacity, we currently outsource most of the manufacturing to our strategic long term contractors as part of our overall business strategy. Outsourcing allows us to maximize our production capacity and remain flexible while reducing capital expenditures and the costs of keeping skilled workers on production lines during times of seasonally lower sales. We inspect products manufactured by our long-term contractors to ensure that they meet our high quality control standards. Total annual output from our manufacturing facilities and outsourced partners is more than 17.8 million pieces in 2012. See Production and Quality Control below.

Our retail operation is conducted by our subsidiary, LA GO GO, whose business objective is to establish and create a leading brand of women’s wear and to build a nationwide retail distribution channel in China. LA GO GO had approximately 3,750 employees as of December 31, 2012. As of December 31, 2012, we operated 727  retail stores in China and had total sales of $108.6 million.

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

In the fiscal year ended December 31, 2012, approximately 63.9% of our sales revenue came from customers in China, 7.7% of our sales revenue came from customers in Germany, 13.6% of our sales revenue came from customers in United Kingdom and other European countries, 6.5% from customers in the United States, and 8.3% from customers in Japan. In 2012, two customers represented more than ten percent of our total wholesale sales (approximately 11.1% and 10.8% of total sales). Also, in 2012, sales to our five largest customers generated approximately 44.9% of our total wholesale sales.

Substantially all of our long-lived assets were attributable to the PRC as of December 31, 2012 and 2011.

 Suppliers

We purchase the majority of our raw materials (including fabric, fasteners, thread, buttons, labels and related materials) directly from numerous local fabric and accessories suppliers in China. For our wholesale business, collectively, purchases from our five largest suppliers represented approximately 16.4% and 15.8% of total raw material purchases in 2012 and 2011, respectively. No single supplier provided more than 10% of our total purchases.

We also purchased finished goods from contract manufacturers. For our wholesale business, collectively, purchases from our five largest contract manufacturers represented approximately 36.9% and 40.0% of total finished goods purchases in 2012 and 2011, respectively.  One contract manufacturer provided approximately 13.9% and 13.0% of our total finished goods purchases in 2012 and 2011, respectively.

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

Production and Quality Control

In 2012, we manufactured approximately 20% of the products we sell to wholesale customers in our own manufacturing facilities. We typically outsource the manufacturing of a large portion of our products based upon factory capacity and customer demand. The number of outside contract manufacturers to which we outsource is expected to increase in order to meet the anticipated growth in demand from our customers.

As of December 31, 2012, our total production capacity, including outsourced production, reached 17.8 million pieces per year. At present, we believe our production capacity is sufficient to meet customer demand.

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

Governmental Regulations/Quotas

In 2012, we were not subject to any export quota imposed by countries where our customers are located. Nevertheless, we have noticed that many European countries tightened their chemical inspection requirements after the removal of quotas. In addition, there can be no assurance that additional trade restrictions will not be imposed on the export of our products in the future.  Such actions could result in increases in the cost of our products generally and may adversely affect our results of operations. On a longer term basis, we believe that our customer mix and our ability to adjust the types of apparel we manufacture will mitigate our exposure to such trade restrictions in the future.

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

Retail Segment

As of December 31, 2012, LA GO GO had 727 retail stores in China to sell its own brand clothing. We believe our advantages in the retail segments include our ability to promptly respond to market trends, our quick turn-around in design and production, and appropriate pricing.   In 2012, we achieved total net sales of approximately US $108.6 million for our retail business. We operate most of our retail stores in so-called Tier-2 or Tier-3 cities in China, such as Zhengshou in Henan province, Taizhou in Jiangsu province, etc.  We also have penetrated into Tier-1 cities, such as Beijing and Shanghai.

Suppliers

We purchase the majority of our raw materials (including fabric, fasteners, thread, buttons, labels and related materials) directly from numerous local fabric and accessories suppliers. For our retail business, collectively, purchases from our five largest suppliers represented approximately 30.7% of total purchases in 2012. No single supplier provided more than 10% of our total purchases in 2012. We have not experienced difficulty in obtaining raw materials essential to our business.

We also purchase finished goods from contract manufacturers. For our retail business, collectively, our five largest contract manufacturers represented approximately 15.2% of total finished goods purchases in 2012. There was one contract manufacturer which provided more than 10% of our total finished goods purchases in 2012. We have not experienced difficulty in obtaining finished products from our contract manufacturers.

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

Design and Production

We have our own design, production and quality control departments. LA GO GO releases new designs twice a year, during October for the spring/summer season and May for the autumn/winter season. Our design team attends many fashion shows each year to track the trend in Europe, Japan and Asia. Our design team produces approximately 1,700 designs each year. LA GO GO hosts its own order-placing fair twice each year to determine the new products to be released for the spring/summer and autumn/winter season based on the orders placed by all the regional sales managers at such fair; our chief designer then decides the design to be manufactured. The production department will then produce samples for the designer’s approval.  Our quality control department checks the quality of the final products by follow-up inspection. The final products will be shipped to the logistics and distribution center for sale.

Sales and Marketing

Our LA GO GO products are sold in flagship stores, and stores-within-a-store.  The sales department is responsible for developing new sales channels. According to our new store opening plan, the ratio of flagship stores and stores-within-a-store are carefully balanced.  The store-within-a-store enters into contracts with department stores. The flagship stores are carefully chosen at prominent locations and have lease agreements with each property owner.  Under our return and exchange policy, products may be returned or exchanged for any reason within 15 days. During 2012, the return and exchange rate was very low and was not a material factor in our operations.

Store Operation

As of December 31, 2012, we had 727 stores, including 35 flagship stores, with each store generating average revenue of approximately $ 12,400 per month. The majority of our retail stores are situated as stores-within-a-store in large, mid-tier department stores located in over 20 provinces in China.

Trademarks

We regard our trademarks as an important part of our business due to the name recognition of our customers. We obtained trademark registration at the China Trademark Office for the mark “LA GO GO” in class 25 and class 18 in 2010. As of December 31, 2012, we are not aware of any valid claim or challenges to our right to use our registered trademark nor any counterfeit or other infringement to our registered trademark.

Information Technology

We recognize the importance of high-quality information management systems in the retail operation.  As a result, we use “Parkson Retail Management Systems”, a comprehensive and mature retail management application in China, to monitor and manage the merchandise planning, inventory and sales information.

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

Employees

As of December 31, 2012, we had over 5,100 employees. None of our employees belong to a labor union. We have never experienced a labor strike or work stoppage. We are in full compliance with the Chinese labor laws and regulations and are committed to providing safe and comfortable working conditions and accommodations for our employees.

Labor Costs

The manufacture of garments is a labor-intensive business. Although much of our production process is automated and mechanized, we rely on skilled labor to make our products.  During the year ended December 31, 2012, our labor cost increased due to the shortage of skilled workers and rising labor cost in China.

Working Conditions and Employee Benefits

We consider our social responsibilities to our workers to be an important objective, and we are committed to providing a safe, clean, comfortable working environment and accommodations. Our employees are also entitled to paid holidays and vacations. In addition, we frequently monitor our third party manufacturers’ working conditions to ensure their compliance with related labor laws and regulations. We are in full compliance with our obligations to contribute a certain percentage of our employees’ salaries to social insurance funds, as mandated by the PRC government. We expect the amount of contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

Compliance with Environmental Laws

Based on the present nature of our operations, we do not believe that environmental laws and the cost of compliance with those laws have or will have a material impact on our operations.

Description of Property

In 2012, we operated three facilities on certain land in the Nanjing Jiangning Economic and Technological Development Zone and in Shangfang Town, which are located in Nanjing, China. For further details concerning our property, see Item 2 of this report regarding Properties.

Taxation

Most of our operating subsidiaries, except Ever-Glory HK, are incorporated in the PRC and therefore are governed by PRC income tax laws and are subject to the PRC enterprise income tax. Each of our consolidated entities files its own separate tax return, and we do not file a consolidated tax return.

Goldenway was incorporated in the PRC and is subject to PRC income tax laws and regulations.  In 2012, Goldenway’s income tax rate was 25%.

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

As of December 31, 2012 and 2011, we did not rely on any raw material supplier for more than 10% of all of our total raw material purchases. For the wholesale business, we relied on one manufacturers for 13.9 and 13.0% of purchased finished goods in 2012 and 2011, respectively. For the retail business, we did not rely on any one manufacturer for more than 10% of all of our total purchased finished goods during 2012 and 2011. We do not have any long-term written agreements with any of these suppliers and do not anticipate entering into any such agreements in the near future. However, we always execute a written agreement for each order placed with our suppliers. We do not believe that loss of any of these suppliers would have a material adverse effect on our ability to obtain finished goods or raw materials essential to our business because we believe we can locate other suppliers in a timely manner.

Risks Relating to Our Business

Our wholesale business depends on some key customers for a significant portion of our sales. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.

For the year ended December 31, 2012, our five largest customers represented approximately 44.9 % of our total net sales. For the year ended December 31, 2011, our top five largest customers represented approximately 52% of our total net sales.  The garment manufacturing industry has experienced substantial consolidation in recent years, which has resulted in increased customer leverage over suppliers, greater exposure for suppliers to credit risk and an increased emphasis by customers on inventory management and productivity.

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

There maybe conflicts of interest between Mr. Kang’s role as the Chairman of the Board and CEO of our Company and his role as the majority owner of other entities that we do business with.

We had certain transactions with Jiangsu Ever-Glory International Enterprise Group Company (“Jiangsu Ever-Glory”), an entity majority owned and controlled by Mr. Kang. Jiangsu Ever-Glory is engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other businesses We utilized Jiangsu Ever-Glory as our agent to agent to assist with our import and export transactions and our international transportation projects. Import transactions primarily consist of purchases of raw materials and accessories designated by the Company’s customers for use in garment manufacture. Export transactions consist of our sales to markets outside of China. In return for these services, Jiangsu Ever-Glory charged us a fee of approximately 3% of export sales manufactured in China and 1% of export sales manufactured overseas. For import transactions, we may make advance payments, through Jiangsu Ever-Glory, for the raw material purchases, or Jiangsu Ever-Glory may make advance payments on our behalf. For export transactions, accounts receivable for export sales are remitted by our customers through Jiangsu Ever-Glory, who forwards the payments to us. We and Jiangsu Ever-Glory have agreed that balances from import and export transactions may be offset. Amounts due to (from) Jiangsu Ever-Glory are typically settled within 60-90 days. Accounts receivable for the years ended December 31, 2012 and 2011 was $214,226 and $19,999,373 respectively. Accounts payable for the years ended December 31, 2012 and 2011 was $ 53,680 and $2,399,226 respectively.  We charge an interest of 0.5% (an annual interest of 6%) on net amounts due at each month end. Interest income for the years ended December 31, 2012 and 2011 was $1,261,903 and $635,479, respectively.

As of December 31, 2012, Jiangsu Ever-Glory has provided guarantees for approximately US$ 44.48 million (RMB 281 million) of lines of credit obtained by us. Jiangsu Ever-Glory and its non-controlling subsidiary have also provided their assets as collaterals for some of these lines of credits. The value of the collaterals, as per appraisals obtained by the banks in connection with these lines of credits is approximately US$20.90 million (RMB 132 million). In consideration of the guarantees and collaterals provided by Jiangsu Ever-Glory, we agreed to provide Jiangsu Ever-Glory a counter-guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by us. Jiangsu Ever-Glory is obligated to return the full amount of the counter guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. The oral agreements between us and Jiangsu Ever-Glory was later documented in a written Counter-Guarantee Agreement dated April 15, 2013 which is filed as an exhibit to this annual report. During the year ended December 31, 2012, US$32.13 million (RMB 203 million), which is out of the bank borrowing we obtained during that period, was provided to Jiangsu Ever-Glory under the counter guarantee, all of which was outstanding at December 31, 2012. Through March 31, 2013, approximately $4.75 million (RMB 30 million) was provided under the counter guarantee and approximately $15.67 million (RMB99 million) was returned and therefore, as of March 31, 2013, approximately $ 21.21 million (RMB 134 million) was outstanding.

It is possible that the terms of the export and import agency transactions and the counter guarantee may not be the same as those that would result from transactions between unrelated parties.  Despite of Mr. Kang’s fiduciary duty to us as the CEO and a director, in the event of any conflicts of interests between us and Jiangsu Ever-Glory, he may not act in our best interests and such conflicts of interests may not be resolved in our favor. These conflicts may result in management decisions that could negatively affect our operations.

For a further discussion of these related party transactions, see Notes 13 Related party transactions in the footnotes to the consolidated financial statements and Item 13. Certain Relationships and Related Transactions, and Director Independence

In case Jiangsu Ever-Glory fails to repay the fund we provided to it under the Counter Guarantee Agreement according to its terms, we will suffer significant financial losses.

Despite of management’s belief that Jiangsu Ever-Glory is financially capable of repaying all amount we provided under the counter guarantee and Jiangsu Ever-Glory’s oral agreement to repay certain portion of the fund by the end of second quarter of 2013, it is possible that we would not be able to collect all amount from Jiangsu Ever-Glory due to factors beyond our control.  There is no restriction on how Jiangsu Ever-Glory can use the fund except that it is not allowed to invest in high risk investments.  We were told that Jiangsu Ever-Glory had used the entire amount of the fund we provided under the counter guarantee for its own operations. It is possible that we will not be able to collect the entire amount from Jiangsu Ever-Glory due to reasons beyond its control such as its operational failure or deterioration of the overall economic conditions.  In such event, we, as the primary obligor under the lines of credit, would be obligated to repay the entire outstanding borrowing after the banks seek collection from the assets collateralized by Jiangsu Ever-Glory. As a result, we may suffer financial losses which will have material negative effects on our financial condition and results of operations.

Expansion of both our wholesale and retail business depends on our ability to obtain continuous financing at acceptable terms.  Failure to do so will result in negative impact on our results of operations.

We have historically relied on debt financing from Chinese banks to satisfy our financing needs.  Due to Chinese banks’ stringent underwriting policy to non-state-owned businesses, borrowers generally have to provide land use rights as collaterals or obtain third party guarantees from either high-net-worth individuals or businesses with strong credits with the banks.   Although we have certain land use rights to be used as collateral, the value of those properties are not high enough for us to obtain sufficient bank loans to support our projected growth.  Therefore, Mr. Kang previously provided personal guarantees and Jiangsu Ever-Glory provided personal guarantees and assets collateral as security interests for the bank loans.  In the event Mr. Kang or Jiangsu Ever-Glory refuses to provide sufficient security interests in the future or continue the guarantee and collateral provided in the past, we may not be able to obtain the bank loans on acceptable terms as required by our business plan. As a result, we may have to delay or reduce our retail expansion and limit our wholesale development which may materially harm our business, financial condition and results of operations.

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

We may in the future acquire or make strategic investments in additional companies. We may not realize the anticipated benefits of these or any other acquisitions or strategic investments, which involve numerous risks, including:

●	our inability to integrate the purchased operations, technologies, personnel or products into our existing operations and/or over geographically disparate locations;
●	unanticipated costs, litigation and other contingent liabilities;
●	diversion of management’s attention from our core business;
●	adverse effects on existing business relationships with suppliers and customers;

●	incurrence of acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;
●	inability to retain key customers, distributors, vendors and other business partners of the acquired business; and
●	potential loss of our key employees or the key employees of an acquired organization;

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

Risks Related to an Investment in Our Securities

Our common stock has limited liquidity.

Our common stock has been trading on the NYSE MKT (formerly, the American Stock Exchange and NYSE Alternext US LLC) since July 16, 2008, but it is thinly traded compared to larger more widely known companies in the same industry. Thinly traded common stock can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. The high and low bid price of Ever-Glory’s common stock during the past 52 week period ended December 31, 2012 has been US$1.2 and US$2.22 per share respectively.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained.  Our common shares are currently traded, but currently with low volume, based on quotations on the NYSE MKT, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence trading volume. And even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous trading without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

Failure to maintain an effective system of internal controls may result in our inability to accurately report our financial results or prevent material misstatements.

 In this Annual Report on Form 10-K for the year ended December 31, 2012, we concluded that our internal control over financial reporting was not effective as of December 31, 2012 based on our assessment.  For more information, please refer to Item 9A. Controls and Procedures.  Our staff who are primarily responsible for the preparation of our financial statements do not have the requisite U.S. GAAP experience to prepare financial statements in accordance with U.S. GAAP.  Therefore, future reports may have statements indicating that our controls and procedures are not effective. We cannot assure you that even if we remediate our internal controls over financial reporting relating to the identified material weaknesses that we will establish the effectiveness of our internal controls over financial reporting or that we will not be subject to these or other material weaknesses in the future.  In addition, our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future.  Effective internal controls are necessary for us to produce reliable financial reports and are important to prevent fraud.  As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock.  Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

Due to our failure to timely identify certain related party transactions, which management believe concluded as one of the material weaknesses in our internal control over financing reporting, we may have made errors in the preparation of certain of our historical financial statements.

Because of the material weaknesses in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures, we failed to timely identify report and document certain related party transaction, including the counter guarantee transaction we had with Jiangsu Ever-Glory as discussed above.  As a result, an evaluation of previous financial statements is being completed which will likely result in restatements of our financial statements for the periods ended March 31, 2012, June 30, 2012 and September 30, 2012. The market price of our common stock may decline because of these restatements, investor perceptions of the Company may suffer, and this could cause a further decline in the market price of our stock. If we are unable to remediate the material weaknesses in our internal control effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent registered public accounting firm.

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

Our principal shareholders, which includes our officers and directors, and their affiliated entities own approximately 74.5% of our outstanding shares of common stock. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal shareholders and their affiliated entities, elections of our Board of Directors will generally be within the control of these shareholders and their affiliated entities. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders and their affiliated entities. As such, it would be difficult for shareholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all of our shareholders.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Wholesale segment

In 2012, we operated three complexes as our operating and production facilities at 509 Chengxin Road, in the Nanjing Jiangning Economic and Technological Development Zone, Shangfang Town, Nanjing, China. The following is a description of these facilities:

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

(ii) New-Tailun. Our New-Tailun facilities include 25,000 square meters of floor space. Approximately 450 employees work at this location. Our New-Tailun facility mainly handles manufacturing. We lease the New-Tailun facility and the land from Jiangsu Ever-Glory for US$49,674 per annum under a one year leasing arrangement that expired on December 31, 2012.

(iii) Catch-Luck. Our Catch-Luck facilities include 6,635 square meters of office and production space. Approximately 397 employees work at this location. Our Catch-Luck facility mainly handles manufacturing. These facilities are located on the piece of land for which we have the 50-year land use right.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHSES OF EQUITY SECURITIES.

Market for Common Equity

Our common stock was quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) initially under the symbol “EGLY” and then it was changed to “EVGY” in 2007.  On July 16, 2008 our common stock commenced trading on NYSE MKT LLC (“ NYSE MKT ”)(formerly named the NYSE Annex) under the symbol of “EVK”. As of December 31, 2012, there were approximately 64 shareholders of record of our common stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name. The following table sets forth the high and low bid information for the common stock for each quarter within the last two fiscal years, as reported by the NYSE MKT. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

NYSE MKT

	Bid Price
PERIOD	HIGH	LOW
FISCAL YEAR 2012:
Fourth Quarter ended December 31, 2012	$2.20	$1.20
Third Quarter ended September 30, 2012	$1.63	$1.34
Second Quarter ended June 30, 2012	$2.06	$1.51
First Quarter ended March 31, 2012	$2.00	$1.40

FISCAL YEAR 2011
Fourth Quarter ended December 31, 2011	$2.00	$1.30
Third Quarter ended September 30, 2011	$2.21	$1.58
Second Quarter ended June 30, 2011	$2.23	$1.79
First Quarter ended March 31, 2011	$2.56	$1.80

On March 23, 2013, the closing sale price of our common stock on the NYSE MKT was $2.06  per share.

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

Item 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the year ended December 31, 2012 should be read in conjunction with the Financial Statements and corresponding notes included in this annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We are a leading apparel supply-chain manager and retailer in China. We are listed on the NYSE MKT (previously NYSE MKT) under the symbol of “EVK”.

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

The primary business objective for our wholesale segment is to expand our portfolio into higher-class brands, expand our customer base and improve our profit. We believe that our growth opportunities and continued investment initiatives include:

☐	Expand our global sourcing network
☐	Expand our overseas low-cost manufacturing base (outside of mainland China);
☐	Focus on high value-added products and continue our strategy to produce mid to high end apparel
☐	Continue to emphasize product design and technology utilization.
☐	Seek strategic acquisitions of international distributors that could enhance global sales and our distribution network; and
☐	Maintain stable revenue increases in the markets while shifting focus to higher margin wholesale markets such as mainland China.

Retail Business

The business objective for our retail segment is to establish a leading brand of women’s apparel and to build a nationwide retail network in China. As of December 31, 2012, we had 727 stores (including store-in-stores) which included 313 stores were opened and 53 stores were closed in 2012. We expect to open an additional 150-200 stores in 2013. We believe that our growth opportunities and continued investment initiatives include:

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

Global Economic Uncertainty

Our business is dependent on consumer demand for our products. We believe that the significant uncertainty in the global economy and a slowdown in the United States and Europe economies have increased our clients’ sensitivity to the cost of our products. We have experienced continued pricing pressure. If the global economic environment continues to be weak, these worsening economic conditions could have a negative impact on our sales growth and operating margins in our wholesale segment in 2013.

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

Recently Issued Accounting Pronouncements

The Company reviews new accounting standards and as issued. Although some of the accounting standards issued are effective after the end of the Company’s previous fiscal years, and therefore may be applicable to the Company. Management has not identified any standards that it believes will have a significant impact on the Company’s consolidated financial statements.
Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2012 and 2011. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Year Ended December 31
	2012		2011
	(in U.S. Dollars, except for percentages)
Sales	$279,633,212	100.0%	$215,779,014	100.0%
Gross Profit	65,055,935	23.3	44,544,115	20.6
Operating Expenses	49,972,035	17.9	32,490,543	15.1
Income From Operations	15,083,900	5.4	12,053,572	5.6
Other Expenses (Income)	373,347	0.1	366,323	0.2
Income Tax Expense	1,907,611	0.7	2,040,246	0.9
Net Income	$12,802,942	4.6%	$9,647,003	4.5%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the years ended December 31, 2012 and 2011.

	2012	% of total sales	2011	% of total sales	Growth in 2012 compared with 2011
Wholesale business
The People’s Republic of China	$70,161,563	25.1%	$61,908,224	28.7%	13.3%
Germany	21,627,788	7.7	31,232,561	14.5	(30.8)
United Kingdom	22,885,131	8.2	14,042,858	6.5	63.0
Europe-Other	15,154,483	5.4	13,119,058	6.1	15.5
Japan	23,082,506	8.3	20,245,785	9.4	14.0
United States	18,129,628	6.5	21,687,984	10.1	(16.4)
Total Wholesale business	171,041,099	61.2	162,236,470	75.2	5.4
Retail business	108,592,113	38.8	53,542,544	24.8	102.8
Total sales	$279,633,212	100.0%	$215,779,014	100.0%	29.6%

Total sales for the year ended December 31, 2012 were $279.6 million, an increase of 29.6% from the year ended December 31, 2011. This increase was primarily attributable to a 103% increase in sales in our retail business as well as a 5% increase in as our wholesale business.

Sales generated from our wholesale business contributed $171.0 million or 61.2% of our total sales for the year ended December 31, 2012, an increase of 5.4% compared to $162.2 million or 75.2% of our total sales for the year ended December 31, 2011. This increase was primarily attributable to increased sales in the PRC, the United Kingdom and Japan partially offset for decreased sales in Germany and the United States.

Sales generated from our retail business contributed $108.6 million or 38.8% of our total sales for the year ended December 31, 2012, an increase of 102.8% compared to $53.5 million or 24.8% for the year ended December 31, 2011. This increase was primarily due to the increase in new stores opened and same store sales. We had 727 LA GO GO stores as of December 31, 2012, compared to 467 LA GO GO stores at December 31, 2011. In 2012 we opened 313 new LA GO GO stores.

Total retail store square footage and sales per square foot for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Total store square footage	649,432	414,671
Number of stores	727	467
Average store size, square feet	893	888
Total store sales	$108,592,113	$53,542,544
Sales per square foot	$167	$129

Same store sales and newly opened store sales for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Sales from stores open a full year	$82,563,140	$39,803,116
Newly opened store sales	$23,128,624	$11,706,234
Other*	$2,900,349	$2,033,194
Total	$108,592,113	$53,542,544

*Primarily sales from stores that were closed in the current reporting period.

We remodeled or relocated 119 stores in 2012, and we plan to relocate or remodel 200 stores in 2013. Remodels and relocations typically drive incremental same-store sales growth. A relocation typically results in an improved, more visible and accessible location, and usually includes increased square footage. We believe we will continue to have opportunities for additional remodels and relocations beyond 2013.  Same-store sales are calculated based upon stores that were open at least 12 full fiscal months in each reporting period and remain open at the end of each reporting period.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment and rent for retail stores, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the years ended December 31, 2012 and 2011.

	For the Year Ended December 31,				Growth (Decrease) in 2012
	2012		2011		compared
	(in U.S. dollars, except for percentages)				with 2011
Wholesale Sales	$171,041,099	100.0%	$162,236,470	100.0%	5.4%
Raw Materials	80,411,746	47.0	79,383,219	48.9	1.3
Labor	4,454,096	2.6	4,030,556	2.5	10.5
Outsourced Production Costs	56,252,762	32.9	51,995,950	32.0	8.2
Other and Overhead	568,201	0.3	551,686	0.3	3.0
Total Cost of Sales for Wholesale	141,686,805	82.8	135,961,411	83.8	4.2
Gross Profit for Wholesale	29,354,294	17.2	26,275,059	16.2	11.7
Net Sales for Retail	108,592,113	100.0	53,542,544	100.0	102.8
Production Costs	33,885,305	31.2	16,794,347	31.4	101.8
Rent	39,005,167	35.9	18,479,141	34.5	111.1
Total Cost of Sales for Retail	72,890,472	67.1	35,273,488	65.9	106.6
Gross Profit for Retail	35,701,641	32.9	18,269,056	34.1	95.4
Total Cost of Sales	214,577,277	76.7	171,234,899	79.4	25.3
Gross Profit	$65,055,935	23.3%	$44,544,115	20.6%	46.0%

Our wholesale business raw material costs increased 1.3% to $80.4 million in 2012 from $79.4 million in 2011. As a percent of sales, raw material costs accounted for 47.0% of our total sales in 2012, a decrease of 1.9% compared to 2011. The decrease was mainly due to decreased raw materials prices.

Our wholesale business labor costs increased 10.5% to $4.5 million in 2012 from $4.0 million in 2011. As a percent of sales, labor costs accounted for2.6% of our total sales in 2012, an increase of 0.1% compared to 2011. The increase was mainly due to the increased average salaries of employees.

Outsourced production costs for our wholesale business increased 8.2% to $56.3 million in 2012 from $52.0 million in 2011. As a percent of sales, outsourced production costs were 32.9% of our total sales in 2012, an increase of 0.9% compared to 2011. The increase was mainly due to more orders and the limited production capacity this year in China.

Overhead and other expenses for our wholesale business accounted for 0.3% of our total sales in 2012 and 2011, respectively.

Gross profit in our wholesale business in 2012 was $29.4 million, an increase of 11.7% compared to 2011. Gross margin was 17.2% in 2012, an increase of 1.0% compared to 2011.

Our retail business production costs were $33.9 million in 2012 as compared to $16.8 million in 2011. As a percent of sales, retail production costs accounted for 31.2% of our total sales in 2012, compared to 31.4% of total sales in 2011.

Rent costs for our retail business were $39.0 million in 2012 compared to $18.5 million in 2011. As a percent of sales, rent costs accounted for 35.9% of our total retail sales in 2012, compared to 34.5% of total retail sales in 2011. Total rent costs increased as a result of the increase in the number of our stores. The increase in rent costs as a percentage of total retail sales was due to the increase in the number of new stores opened in the year of 2012; there were 313 and 210 new stores opened in the year of 2012 and 2011, respectively.

Gross profit in our retail business in 2012 was $35.7 million and gross margin was 32.9%. Gross profit in our retail business in 2011 was $18.3 million and gross margin was 34.1%.

Total cost of sales in 2012 was $214.6 million, compared to $171.2 million in 2011, an increase of 25.3%. As a percentage of total sales, cost of sales decreased to 76.7% of total sales in 2012, compared to 79.4% of total sales in 2011. Consequently, gross margin increased to 23.3% in 2012 from 20.6% in 2011.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. Some of our customers also furnish us with raw materials so that we can manufacture their products. For our wholesale business, purchases from our five largest suppliers represented approximately 16.4% and 15.8% of raw materials purchases in 2012 and 2011, respectively. No single supplier provided more than 10% of our raw materials purchases in 2012 and 2011. For our retail business, purchases from our five largest suppliers represented approximately 30.7% and 27.1% of raw materials purchases in 2012 and 2011, respectively. No single supplier provided more than 10% of our total purchases in 2012 and 2011. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

We also purchase finished goods from contract manufacturers. For our wholesale business, purchases from our five largest contract manufacturers represented approximately 36.9% and 40.1% of finished goods purchases in 2012 and 2011, respectively. One contract manufacturer provided approximately 13.9% and 12.7% of our finished goods purchases in 2012 and 2011, respectively. For our retail business, our five largest contract manufacturers represented approximately 15.2% and 24.6% of finished goods purchases in 2012 and 2011, respectively. No single contract manufacturer provided more than 10% of our finished goods purchases in 2012 and 2011. We have not experienced difficulty in obtaining finished products from our contract manufacturers and we believe we maintain good relationships with our contract manufacturers.

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

	For the Years Ended December 31,
	2012		2011		Increase
	(in U.S. Dollars, except for percentages)
Gross Profit	$65,055,935	23.3%	$44,544,115	20.6%	46.0%
Operating Expenses
Selling Expenses	33,723,088	12.1	18,145,937	8.4	85.8
General and Administrative Expenses	16,248,947	5.8	14,344,606	6.6	13.3
Total Operating Expenses	49,972,035	17.9	32,490,543	15.1	53.8
Income from Operations	$15,083,900	5.4%	$12,053,572	5.6%	25.1%

Selling expenses were $33.7 million in 2012, an increase of 85.8% or $15.6 million compared to 2011. As a percent of sales, Selling expense accounted for 12.1% of our total sales in 2012, an increase of 3.7% compared to 2011. The increase was attributable to the increased number of stores, leading to increased numbers of retail employees and increased average salaries, as well as the increased store decoration and marketing expenses associated with the promotion of the LA GO GO brand.

General and administrative expenses were $16.2 million in 2012, an increase of $1.9 million compared to 2011. As a percent of sales, general and administrative expenses accounted for 5.8% of our total sales in 2012, a decrease of 0.8% compared to 2011. The general and administrative expenses increase was attributable to an increase in payroll for additional management, and design and marketing staff as a result of our business expansion. The decrease in general and administrative expenses as a percentage of total sales was due to an increase in our sales.

Income from Operations

Income from operations increased by 25.1% to $15.1 million in 2012 from $12.1 million in 2011. As a percent of sales, income from operations accounted for 5.4% of our total sales in 2012, a decrease of 0.2% compared to 2011.

Interest Expense

Interest expense was $2.1 million in 2012, an increase of 45.4% compared to the same period in 2011. The increase was due to the increased bank loans as a result of our business expansion.

Change in fair value of derivative liability

Change in fair value of derivative liability was the gain of $0.1 million and $0.2 million based on the Binnomial Lattice model for 2012 and 2011, respectively.

Income Tax Expense

Income tax expense was $1.9 and $2.0 million in 2012 and 2011, respectively.

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

Net Income

Net income in 2012 was $12.8million, an increase of 32.7% compared to 2011. Our diluted earnings per share were $0.87 and $0.65 for the years ended December 31, 2012 and 2011, respectively.

Summary of Cash Flows

Summary cash flows information for 2012 and 2011 is as follows:

	2012	2011
Net cash provided by (used in) operating activities	$20,354,509	$(425,868)
Net cash used in investing activities	$(7,649,346)	$(3,892,831)
Net cash used in (provided by) financing activities	$(12,290,020)	$9,177,986

Net cash provided by operating activities for the year ended December 31, 2012 was approximately $20.3 million compared with approximately $0.4 million used in operations during the year ended December 31, 2011. This increase was mainly due to decreased amounts due from related parties.

Net cash used in investing activities was approximately $7.6 million for the year ended December 31, 2012, compared with approximately $3.9 million during the year ended December 31, 2011. The increase was mainly due to increased equipment purchases.

Net cash used in financing activities was approximately $12.3 million for the year ended December 31, 2012, compared with approximately $9.2 million provided by financing activities during the year ended December 31, 2011. The decrease was primarily due to advances to a related party.

Liquidity and Capital Resources

As of December 31, 2012, we had cash and cash equivalents of approximately $9.4 million, total current assets of approximately $132.3 million and current liabilities of approximately $121.2 million. We presently finance our operations primarily from cash flows from our operations and borrowings from banks, and we anticipate that these will continue to be our primary source of funds to finance our short-term cash needs.

Payable to officers and employees

The Company established a plan in September 2012.  Under this plan, eligible employees may make loans to the Company and earn interest equal to prevailing China bank loan interest rates, normally two to four times rates on savings accounts.  The maximum loan amount cannot exceed RMB 500,000, RMB 300,000 and RMB 200,000 made by mid-level or above managers, supervisors or employees who have worked in the Company for more than 5 years, and other eligible employees, respectively. The loans can be made only in the period from September 1, 2012 to December 31, 2012.  In order to be eligible for this plan, employees must have worked for the Company for at least three years.  The annual interest rate on the loans varies in line with changes in China bank loan interest rates.  During 2012, the loan interest rate was 6.0% and the loans are payable on demand.   The total loans payable as of December 31, 2012 to the officers and employees are listed below:

Payable to officers:	$72,818
Payable to employees:	2,268,756
Total:	$2,341,574

Bank Loans

On August 2, 2010, Goldenway entered into a two-year revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.91 million (RMB50 million). The term of the agreement has been extended until August 2, 2013. These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of December 31, 2012, Goldenway had borrowed $6.33 million under this line of credit from Nanjing Bank with an annual interest rate of 5.88% from January 2013 to November 2013. As of December 31, 2012, approximately $1.57 million was unused and available under this line of credit. Approximately $4.75 million was repaid in January and February 2013.

On May 11, 2012, Ever-Glory Apparel entered into an one-year line of credit agreement for approximately $9.50 million (RMB60 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory. As of December 31, 2012, Ever-Glory Apparel had borrowed $3.17 million in liquidity loans from Nanjing Bank with annual interest rates ranging from 6.3% to 6.89% and due on various dates from May 2013 to July 2013, and borrowed $4.87 million with an annual interest rates from 3.32% to 3.8%, due on various dates from January 2013 to March 2013, and collateralized by approximately $6.09 million of accounts receivable from wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. At December 31, 2012, approximately $1.46 million was unused and available under this line of credit. Approximately $3.41 million was repaid in January and February 2013.

On April 10, 2012, LA GO GO entered into a one-year  line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.17 million (RMB20 million). These loans are guaranteed by Jiangsu Ever-Glory and  Mr. Kang. As of December 31, 2012, LA GO GO had borrowed $2.37 million (RMB15.0 million) from Nanjing Bank with an annual interest rate ranging from 6.29% to 7.55% and due on various dates from April 2013 to September 2013. At December 31, 2012, approximately $0.79 million was unused and available under this line of credit.

On January 4, 2011, Goldenway entered into a one-year line of credit agreement for approximately $6.33 million (RMB40 million) with Shanghai Pudong Development Bank. In January 2012, the term of the agreement was extended until January 4, 2013. As of December 31, 2012, Goldenway had borrowed the maximum amount available under the line of $6.33 million (RMB40 million), with an annual interest rate of 7.56%. These loans are collateralized by certain properties and land use rights of Goldenway, and are due in November 2013.

As of December 31, 2012, Ever-Glory Apparel had borrowed $0.68 million from Shanghai Pudong Development Bank with an annual interest rate of 5.88%, and due on March 2013. The loan is guaranteed by Goldenway, and collateralized by approximately $0.9 million of accounts receivable from wholesale customers.

As of December 31, 2012, Ever-Glory Apparel had borrowed $5.06 million (RMB32.0 million) from the Bank of Communications with an annual interest rate of 7.08%, and due in February 2013. The loan is guaranteed by Jiangsu Ever-Glory and the Company's chairman and CEO, Mr. Kang.  This loan is also collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed between the Company, Jiangsu Ever-Glory, Nanjing Knitting and the bank.  In addition, Ever-Glory Apparel had borrowed $0.31 million from the Bank of Communications with an annual interest rate of 4.86%, due on January 2013, and collateralized by approximately $0.4 million of accounts receivable from wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. Approximately $5.37 million was repaid in January and February 2013.

As of December 31, 2012, LA GO GO had borrowed $1.58 million (RMB10.0 million) from the Bank of Communications with an annual interest rate from 6.06% to 6.37% and due on various dates from June to July 2013. This loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang.

On August 21, 2012, Ever-Glory Apparel entered into a one-year line of credit agreement for approximately $13.14 million (RMB83 million) with Everbright Bank guaranteed by Jiangsu Ever-Glory and Mr. Kang.  The line of credit is also collateralized by assets of Jiangsu Ever-Glory under a collateral agreement executed between the Company, Jiangsu Ever-Glory and the bank.  As of December 31, 2012, Ever-Glory Apparel had borrowed $3.16 million (RMB20.0 million) from Everbright Bank, with an annual interest rate of 5.8% and due in September 2013. At December 31, 2012, approximately $9.98 million was unused and available under this line of credit.

On July 29, 2011, Ever-Glory Apparel and Perfect Dream collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $7.0 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. The agreement has been extended until July 29, 2013. As of December 31, 2012, Ever-Glory Apparel had borrowed $5.41 million from HSBC with an annual interest rate of 5.6%, due on various dates from January to March 2013, and collateralized by approximately $7.1 million of accounts receivable from wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of December 31, 2012, approximately $1.59 million was unused and available. Approximately $4.6 million was repaid in January and February 2013.

On November 16, 2012, Ever-Glory Apparel entered into an one-year line of credit agreement for approximately $4.12 million (RMB26 million) with the Bank of China guaranteed by Jiangsu Ever-Glory and Mr. Kang.  The line of credit is also collateralized by assets of Jiangsu Ever-Glory under a collateral agreement executed between the Company, Jiangsu Ever-Glory and the bank.  As of December 31, 2012, Ever-Glory Apparel had borrowed $3.39 million from the Bank of China with an annual interest rate of 6.05%, and due on various dates from March to May 2013, and collateralized by approximately $7.6 million of accounts receivable from wholesale customers.  As of December 31, 2012, approximately $0.73 million was unused and available.

As of December 31, 2012, Ever-Glory Apparel had borrowed $4.24 million from China Minsheng Banking, with annual interest rates ranging from 2.61% to 3.04% due on various dates from February to May 2013. This loan is guaranteed by Goldenway. Approximately $0.5 million was repaid in February 2013.

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

Uses of Liquidity

Our cash requirements through the end of 2012 will be primarily to fund daily operations and the growth of our business.

Sources of Liquidity

Our primary sources of liquidity for our short-term cash needs are expected to be from cash and cash equivalents currently on hand, cash flows generated from operations and borrowings from banks. We believe that we will be able to borrow additional funds if necessary.

We believe our cash flows from operations together with our cash and cash equivalents currently on hand as well as borrowings from banks will be sufficient to meet our needs for working capital, capital expenditure and other commitments through the end of 2013. No assurance can be made that additional financing will be available to us if required, and adequate funds may not be available on terms acceptable to us. If funding is insufficient at any time in the future, we will develop or enhance our products or services and expand our business through cash flows generated from operations and borrowings from banks.

As of December 31, 2012, we had access to approximately $50.8 million in lines of credit, of which approximately $14.5 million was unused and available. These credit facilities do not include any covenants. We have agreed to provide Jiangsu Ever-Glory a counter-guarantee of not less than 70% of the maximum aggregate lines of credit and borrowings guaranteed by Jiangsu Ever-Glory and collateralized by the assets of Jiangsu Ever-Glory and its equity investee, Nanjing Knitting, under agreements executed between the Company, Jiangsu Ever-Glory, Nanjing Knitting, and the banks. The maximum aggregate lines of credit and available borrowings was approximately $44.48 million (RMB 281 million) and approximately $32.13 (RMB 203 million) was provided to Jiangsu Ever-Glory as the counter guarantee as of December 31, 2012.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004 the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of December 31, 2012, the market foreign exchange rate had increased to 6.32 RMB to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future, and will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel, Taixin and LA GO GO (whose functional currency is RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All exchange differences are recorded within equity. The foreign currency translation gain for the years ended December 31, 2012 and 2011 was approximately $0.4 million and $1.3 million respectively.

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

As of December 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Ever-Glory International Group, Inc.

We have audited the accompanying consolidated balance sheets of Ever-Glory International Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, equity and cash flows for each of the two years in the period ended December 31, 2012.  These financial statements are the responsibility of Ever-Glory International Group, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ever-Glory International Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The Company has significant transactions and relationships with related parties, including entities controlled by the Company’s Chairman and Chief Executive Officer and by the Company’s major shareholder, which are described in Note 13 to the consolidated financial statements.  Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist.

/s/ GHP Horwath, P.C.
Denver, Colorado
April 16, 2013

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2011

ASSETS
	2012	2011

CURRENT ASSETS
Cash and cash equivalents	$9,365,958	$8,822,581
Accounts receivable	68,513,893	50,634,388
Inventories	46,038,456	36,874,804
Value added tax receivable	2,866,018	1,908,436
Other receivables and prepaid expenses	1,910,383	1,122,570
Advances on inventory purchases	3,596,860	2,177,544
Amounts due from related party	8,680	17,623,712
Total Current Assets	132,300,248	119,164,035

LAND USE RIGHT, NET	2,801,472	2,845,552
PROPERTY AND EQUIPMENT, NET	16,068,735	13,210,628
TOTAL ASSETS	$151,170,455	$135,220,215

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loans	$46,919,680	$29,185,381
Payable to officers and employees	2,341,574	-
Accounts payable	49,700,392	41,436,689
Accounts payable and other payables - related parties	3,158,814	2,759,003
Other payables and accrued liabilities	10,547,190	5,996,434
Value added and other taxes payable	4,189,211	2,299,027
Income tax payable	952,652	368,714
Deferred tax liabilities	3,109,095	2,460,377
Derivative liability	294,000	-
Total Current Liabilities	121,212,608	84,505,625

LONG-TERM LIABILITIES
Derivative liability	-	390,800
Total Long-term Liabilities	-	390,800
TOTAL LIABILITIES	121,212,608	84,896,425

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Stockholders' equity:
Preferred stock ($.001 par value, authorized 5,000,000 shares,
no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares,
14,772,270 and 14,750,873 shares issued and outstanding
as of December 30, 2012 and December 31, 2011, respectively)	14,772	14,761
Additional paid-in capital	3,552,166	3,532,369
Retained earnings	46,774,001	34,976,853
Statutory reserve	6,317,715	5,311,921
Accumulated other comprehensive income	6,873,170	6,487,886
Amounts due from related party	(33,573,977)	-
Total Stockholders' Equity	29,957,847	50,323,790
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$151,170,455	$135,220,215

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

SALES	$279,633,212	$215,779,014

COST OF SALES	214,577,277	171,234,899

GROSS PROFIT	65,055,935	44,544,115

OPERATING EXPENSES
Selling expenses	33,723,088	18,145,937
General and administrative expenses	16,248,947	14,344,606
Total operating expenses	49,972,035	32,490,543

INCOME FROM OPERATIONS	15,083,900	12,053,572

OTHER INCOME (EXPENSE)
Interest income	1,348,646	703,039
Interest expense	(2,103,103)	(1,446,192)
Change in fair value of derivative liability	96,800	216,000
Other income	284,310	160,830
Total other income(expense)	(373,347)	(366,323)

INCOME BEFORE INCOME TAX EXPENSE	14,710,553	11,687,249

INCOME TAX EXPENSE	(1,907,611)	(2,040,246)

NET INCOME	12,802,942	9,647,003

Foreign currency translation gain	385,284	1,327,093
COMPREHENSIVE INCOME	$13,188,226	$10,974,096

EARNINGS PER SHARE:
Basic and diluted	$0.87	$0.65
Weighted average number of shares outstanding
Basic and diluted	14,767,253	14,757,319

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,802,942	$9,647,003
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation and amortization	4,961,510	3,776,545
Provision for obsolete inventories	3,143,544	273,428
Change in fair value of derivative liability	(96,800)	(216,000)
Deferred income tax	629,526	1,332,624
Interest on loans from related party	-	909
Stock-based compensation	19,809	19,999
Changes in operating assets and liabilities
Accounts receivable	(17,532,398)	(12,982,656)
Inventories	(12,043,857)	(8,704,293)
Value added tax receivable	(942,408)	(88,749)
Other receivables and prepaid expenses	(622,788)	(26,379)
Advances on inventory purchases	(1,557,755)	(14,682)
Amounts due from related parties	16,305,342	(6,725,157)
Accounts payable	8,003,110	8,779,612
Accounts payable and other payables- related parties	415,867	813,218
Other payables and accrued liabilities	4,386,302	2,445,334
Value added and other taxes payable	1,901,804	1,195,275
Income tax payable	580,759	48,101
Net cash provided by (used in) operating activities	20,354,509	(425,868)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(7,649,346)	(3,892,831)
Net cash used in investing activities	(7,649,346)	(3,892,831)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	78,588,792	65,322,164
Repayment of bank loans	(61,088,486)	(55,143,458)
Proceeds from payable to officers and employees	2,340,094	-
Repayment of loans from related party	-	(1,000,720)
Advances to related party	(32,130,420)	-
Net cash provided by financing activities	(12,290,020)	9,177,986

EFFECT OF EXCHANGE RATE CHANGES ON CASH	128,234	271,641

NET INCREASE IN CASH AND CASH EQUIVALENTS	543,377	5,130,928

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,822,581	3,691,653

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,365,958	$8,822,581

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$2,103,103	$1,445,212
Income taxes	$876,293	$701,251

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

			Additional	Retained Earnings		Accumulated other	Amounts due
	Common Stock		paid-in		Statutory	comprehensive	from
	Shares	Amount	capital	Unrestricted	reserve	income	related party	Total
Balance at January 1, 2011	14,750,783	$14,751	$3,512,380	$26,419,672	$4,222,098	$5,160,793		$39,329,694

Stock issued for compensation	10,090	10	19,989					19,999
Net income				9,647,004				9,647,004
Transfer to reserve				(1,089,823)	1,089,823			-
Foreign currency translation gain						1,327,093		1,327,093
Balance at December 31, 2011	14,760,873	$14,761	$3,532,369	$34,976,853	$5,311,921	$6,487,886		$50,323,790

Stock issued for compensation	11,397	11	19,797					19,808
Net income				12,802,942				12,802,942
Transfer to reserve				(1,005,794)	1,005,794			-
Amounts due from related party							(33,573,977)	(33,573,977)
Foreign currency translation gain						385,284		385,284
Balance at December 31, 2012	14,772,270	$14,772	$3,552,166	$46,774,001	$6,317,715	$6,873,170	$(33,573,977)	$29,957,847

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 AND 2011

NOTE 1	ORGANIZATION AND BASIS OF PRESENTATION

Ever-Glory International Group, Inc. (the “Company”), together with its subsidiaries, is an apparel manufacturer, supplier and retailer in The People's Republic of China ("China or "PRC"), with a wholesale segment and a retail segment. The Company’s wholesale business consists of recognized brands for department and specialty stores located in China, Europe, Japan and the United States. The Company’s retail business consists of flagship stores and store-in-stores for the Company’s own-brand products. The following are the Company’s subsidiaries as of December 31, 2012.

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

Shanghai LA GO GO Fashion Company Limited (“LA GO GO”), a wholly-owned subsidiary of Ever-Glory Apparel, was incorporated in the PRC in 2008.

Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”), a wholly-owned subsidiary of Ever-Glory Apparel, was incorporated in the PRC in 2012.

The Company’s wholesale operations are provided primarily through the Company’s PRC subsidiaries, Goldenway, Catch-Luck, New Tailun, Ever-Glory Apparel, TaiXin and the Company’s Samoa subsidiary, Ever-Glory HK. The Company’s retail operations are provided through its subsidiary, La Go Go.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As of December 31, 2012 and 2011, the Company considers all its accounts receivable to be collectable and no provision for doubtful accounts has been made in the consolidated financial statements.

Inventories

Wholesale inventories are stated at lower of cost or market value, cost being determined on a specific identification method. The Company manufactures products upon receipt of orders from its customers. All products must pass the customers’ quality assurance procedures before delivery. Therefore, products are rarely returned by customers after delivery.

Retail inventories are stated at the lower of average cost or market value, cost being determined on a specific identification method. The Company records an allowance for obsolete materials and finished goods aged more than one year.

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

Long-Lived Assets

Long-lived assets, property, equipment and land use rights held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. There were no impairments of long-lived assets as of December 31, 2012.

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

At December 31, 2012, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions that management considers to be of a high quality.

The Company has adopted ASC 825-10 “Financial Instruments”, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings.

Revenue and Cost Recognition

The Company recognizes wholesale revenue from product sales, net of value added taxes, upon delivery for local sales and upon shipment of the products for export sales, at which time title passes to the customer provided that there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable and collectability is deemed probable. The Company recognizes wholesale revenue from manufacturing fees charged to buyers for the assembly of garments from materials provided by the buyers upon completion of the manufacturing process and upon delivery to the buyer for local sales and upon shipment of the products for export sales, provided that there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable and collectability is deemed probable. Retail sales are recognized at the time of register receipt.

Cost of goods sold includes the direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment and rent consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

Local transportation charges and production inspection charges are included in selling expenses and totaled $164,873 and $101,463 in the years ended December 31, 2012 and 2011, respectively.

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development costs included in general and administrative expenses for the years ended December 31, 2012 and 2011 amounted to $1,109,143 and $462,446, respectively.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2012 and 2011. The Company’s effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses, temporary differences, and preferential tax treatment.

The Company files income tax returns with the relevant government authorities in the U.S. and the PRC. The Company is not subject to U.S. federal tax examinations for years before 2007.

Foreign Currency Translation and Other Comprehensive Income

The reporting currency of the Company is the U.S. dollar. The functional currency of Ever-Glory, Perfect Dream and Ever-Glory HK is the U.S. dollar. The functional currency of Goldenway, New Tailun, Catch-luck, Ever-Glory Apparel, LA GO GO and Taixin is the Chinese RMB.

For the subsidiaries whose functional currency is the RMB, all assets and liabilities are translated at the exchange rate on the balance sheet date; equity is translated at historical rates and items in the statement of income are translated at the average rate for the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity and amounted to $6,873,170 and $6,487,886 as of December 31, 2012 and 2011, respectively. Assets and liabilities at December 31, 2012 and 2011 were translated at RMB6.32 and RMB6.37 to $1.00 respectively. The average translation rates applied to income statement accounts and statement of cash flows for the years ended December 31, 2012 and 2011 were RMB6.32 and RMB6.47 to $1.00, respectively. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Translation gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred and amounted to $(134,272) and $(96,496) for the years ended December 31, 2012 and 2011, respectively.

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

Recently Accounting Pronouncements

The Company reviews new accounting standards and as issued. Although some of the accounting standards issued are effective after the end of the Company’s previous fiscal years, and therefore may be applicable to the Company. Management has not identified any standards that it believes will have a significant impact on the Company’s consolidated financial statements.

NOTE 3	INVENTORIES

Inventories at December 31, 2012 and 2011 consisted of the following:

	December 31, 2012	December 31, 2011
Raw materials	$5,687,612	$5,606,073
Work-in-progress	7,296,733	7,919,403
Finished goods	36,770,852	23,916,206
	49,755,197	37,441,682
Less: allowance for obsolete inventories	(3,716,741)	(566,878)
Total inventories	$46,038,456	$36,874,804

NOTE 4	LAND USE RIGHTS

In 2006, the Company obtained a fifty-year land use right on 112,442 square meters of land in the Nanjing Jiangning Economic and Technological Development Zone.

Land use rights at December 31, 2012 and 2011 consisted of the following:
	2012	2011
Land use rights	$3,163,861	$3,163,861
Less: accumulated amortization	(362,389)	(318,309)
Land use rights, net	$2,801,472	$2,845,552

Amortization expense was $71,183 and $69,275 for the years ended December 31, 2012 and 2011, respectively. Future expected amortization expense for land use rights is approximately $72,000 for each of the next five years.

NOTE 5	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2012 and 2011:

	2012	2011
Property and plant	$24,783,378	$18,742,014
Equipment and machinery	3,691,593	3,883,441
Office equipment and furniture	1,216,415	917,702
Motor vehicles	535,671	499,702
	30,227,057	24,042,859
Less: accumulated depreciation	14,158,322	10,832,231
Property and equipment, net	$16,068,735	$13,210,628

Depreciation expense was $4,895,736 and $3,707,270 for the years ended December 31, 2012 and 2011, respectively.

NOTE 6	PAYABLE TO OFFICERS AND EMPLOYEES

The Company established a plan in September 2012.  Under this plan, eligible employees may make loans to the Company and earn interest equal to prevailing China bank loan interest rates, normally two to four times rates on savings accounts.  The maximum loan amount cannot exceed RMB 500,000, RMB 300,000 and RMB 200,000 made by mid-level or above managers, supervisors or employees who have worked in the Company for more than 5 years, and other eligible employees, respectively. The loans can be made only in the period from September 1, 2012 to December 31, 2012.  In order to be eligible for this plan, employees must have worked for the Company for at least three years.  The annual interest rate varies in line with changes in China bank loan interest rates.  During 2012, the loan interest rate was 6.0% and the loans are payable on demand.   The total loans payable as of December 31, 2012 to officers and employees are listed below:

Payable to officers:	$72,818
Payable to employees:	2,268,756

Total:	$2,341,574

NOTE 7	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2012 and 2011 consisted of the following:
	2012	2011
Building construction costs payable	$-	$410,542
Accrued professional fees	41,497	121,844
Accrued wages and welfare	4,279,561	3,289,674
Other payables	6,226,132	2,174,374
Total other payables and accrued liabilities	$10,547,190	$5,996,434

NOTE 8	BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short term bank loans consisted of the following as of December 31, 2012 and 2011.

Bank	December 31, 2012	December 31, 2011
Nanjing Bank	$16,743,277	$11,731,223
Shanghai Pudong Development Bank	7,014,833	8,966,382
Bank of Communications	6,953,834	2,660,562
HSBC	5,414,316	532,944
Everbright Bank	3,166,000	-
China Minsheng Banking	4,239,800	-
Bank of China	3,387,620	-
Industrial and Commercial Bank of China	-	5,294,270
	$46,919,680	$29,185,381

On August 2, 2010, Goldenway entered into a two-year revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.91 million (RMB50 million). The agreement has been extended until August 2, 2013. These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of December 31, 2012, Goldenway had borrowed $6.33 million under this line of credit from Nanjing Bank with an annual interest rate of 5.88% from January 2013 to November 2013. At December 31, 2012, approximately $1.57 million was unused and available under this line of credit. Approximately $4.75 million was repaid in January and February 2013.

On May 11, 2012, 2010, Ever-Glory Apparel entered into an one-year line of credit agreement for approximately $9.50 million (RMB60 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory. As of December 31, 2012, Ever-Glory Apparel had borrowed $3.17 million in liquidity loans from Nanjing Bank with an annual interest rate from 6.3% to 6.89% and due on various dates from May 2013 to July 2013, and borrowed $4.87 million with annual interest rates ranging from 3.32% to 3.8%, due on various dates from January 2013 to March 2013, and collateralized by approximately $6.09 million of accounts receivable from wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. At December 31, 2012, approximately $1.46 million was unused and available under this line of credit. Approximately $3.41 million was repaid in January and February 2013.

On April 10, 2012, LA GO GO entered into a one-year  line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.17 million (RMB20 million). These loans are guaranteed by Jiangsu Ever-Glory and  Mr. Kang. As of December 31, 2012, LA GO GO had borrowed $2.37 million (RMB15.0 million) from Nanjing Bank with annual interest rates ranging from 6.29% to 7.55% and due on various dates from April 2013 to September 2013. At December 31, 2012, approximately $0.79 million was unused and available under this line of credit.

On January 4, 2011, Goldenway entered into a one-year line of credit agreement for approximately $6.33 million (RMB40 million) with Shanghai Pudong Development Bank. In January 2012, the term of the agreement was extended until January 4, 2013. As of December 31, 2012, Goldenway had borrowed the maximum amount available under the line of $6.33 million (RMB40 million), with an annual interest rate of 7.56%. These loans are collateralized by certain properties and land use rights of Goldenway, and are due in November 2013.

As of December 31, 2012, Ever-Glory Apparel had borrowed $0.68 million from Shanghai Pudong Development Bank with an annual interest rate of 5.88%, and due on March 2013. The loan is guaranteed by Goldenway, and collateralized by approximately $0.9 million of accounts receivable from wholesale customers.

As of December 31, 2012, Ever-Glory Apparel had borrowed $5.06 million (RMB32.0 million) from the Bank of Communications with an annual interest rate of 7.08%, and due in February 2013. The loan is guaranteed by Jiangsu Ever-Glory and the Company's chairman and CEO, Mr. Kang.  This loan is also collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed between the Company, Jiangsu Ever-Glory, Nanjing Knitting and the bank (Note 13).  In addition, Ever-Glory Apparel had borrowed $0.31 million from the Bank of Communications with an annual interest rate of 4.86%, due on January 2013, and collateralized by approximately $0.4 million of accounts receivable from wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. Approximately $5.37 million was repaid in January and February 2013.

As of December 31, 2012, LA GO GO had borrowed $1.58 million (RMB10.0 million) from the Bank of Communications with annual interest rates ranging from 6.06% to 6.37% and due on various dates from June to July 2013. This loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang.

On August 21, 2012, Ever-Glory Apparel entered into a one-year line of credit agreement for approximately $13.14 million (RMB83 million) with Everbright Bank guaranteed by Jiangsu Ever-Glory and Mr. Kang.  The line of credit is also collateralized by assets of Jiangsu Ever-Glory under a collateral agreement executed between the Company,  Jiangsu Ever-Glory and the bank.  As of December 31, 2012, Ever-Glory Apparel had borrowed $3.16 million (RMB20.0 million) from Everbright Bank, with an annual interest rate of 5.8% and due in September 2013. At December 31, 2012, approximately $9.98 million was unused and available under this line of credit.

On July 29, 2011, Ever-Glory Apparel and Perfect Dream collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $7.0 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. The agreement has been extended until July 29, 2013. As of December 31, 2012, Ever-Glory Apparel had borrowed $5.41 million from HSBC with an annual interest rate of 5.6%, due on various dates from January to March 2013, and collateralized by approximately $7.1 million of accounts receivable from wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of December 31, 2012, approximately $1.59 million was unused and available. Approximately $4.6 million was repaid in January and February 2013.

On November 16, 2012, Ever-Glory Apparel entered into an one-year line of credit agreement for approximately $4.12 million (RMB26 million) with Bank of China guaranteed by Jiangsu Ever-Glory and Mr. Kang.  The line of credit is also collateralized by assets of Jiangsu Ever-Glory under a collateral agreement executed between the Company, Jiangsu Ever-Glory and the bank.  As of December 31, 2012, Ever-Glory Apparel had borrowed $3.39 million from the Bank of China with an annual interest rate of 6.05%, and due on various dates from March to May 2013, and collateralized by approximately $7.6 million of accounts receivable from wholesale customers. As of December 31, 2012, approximately $0.73 million was unused and available

As of December 31, 2012, Ever-Glory Apparel had borrowed $4.24 million from China Minsheng Banking, with annual interest rates ranging from 2.61% to 3.04% due on various dates from February to May 2013. This loan is guaranteed by Goldenway. Approximately $0.5 million was repaid in February 2013.

Total interest expense on bank loans amounted to $2,103,103 and $1,445,212 for the year ended December 31, 2012 and 2011, respectively.

NOTE 9	DERIVATIVE WARRANT LIABILITY

The Company has warrants outstanding to purchase an aggregate of 840,454 shares of Company common stock, which warrants require liability classification because of certain provisions that may result in an adjustment to their exercise price. The liability has been adjusted to fair value. The adjustments decreased liability (and increased other income) by $96,800 and $216,000 for the years ended December 31, 2012 and 2011, respectively.

The warrants will expire in June 2013. For the years ended 2012 and 2011, the Company excluded these warrants from diluted earnings per share as they were antidilutive.

NOTE 10	INCOME TAX

Pre-tax income for the years ended December 31, 2012 and 2011 was taxable in the following jurisdictions:

	2012	2011
PRC	$7,727,981	$8,603,740
Samoa	6,922,098	2,638,417
BVI	(28,518)	255,092
Others	88,992	190,000
	$14,710,553	$11,687,249

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

Ever-Glory HK was incorporated in Samoa, and under the current laws of Samoa has no liabilities for income taxes.

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the years ended 2012 and 2011, respectively:

	2012	2011
PRC statutory rate	25.0%	25.0%
Non-taxable items	(0.2)	(0.6)
Effect of foreign income tax rates	(11.7)	(6.2)
Other	(0.1)	(0.7)
Effective income tax rate	13.0%	17.5%

Income tax expense for the year ended 2012 and 2011 is as follows:

	2012	2011
Current	$1,165,918	$707,622
Deferred	741,693	1,332,624
Income tax expense	$1,907,611	$2,040,246

NOTE 11	EARNINGS PER SHARE

Basic and diluted earnings per share for 2012 and 2011 were calculated as follows:

	2012	2011
Weighted average number of common shares- Basic and diluted	14,767,253	14,757,319

Earnings per share - basic and diluted	$0.87	$0.65

For each of the years ended December 31, 2012 and 2011, the Company excluded 840,454 warrants outstanding from diluted earnings per share because the exercise price of $3.20 exceeded the average trading price of $1.63 and $1.88 for the years ended December 31, 2012 and 2011, respectively, making these warrants anti-dilutive.

NOTE 12	STOCKHOLDERS’ EQUITY

Stock Issued to Independent Directors

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

On February 28, 2013, the Company issued an aggregate of 5,340 shares of its common stock to three of the Company’s independent directors as compensation for their services in the third and fourth quarters of 2012. The shares were valued at $1.89 per share, which was the average market price of the common stock for the five days before the grant date.

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

As of December 31, 2012, New-Tailun and Catch-Luck had fulfilled the 50% statutory reserve contribution requirement; therefore no further transfers are required for those entities. In 2012, Goldenway appropriated $63,113 Ever-Glory Apparel appropriated $325,379, La GO GO appropriated $530,422, and Taixin appropriated $86,881 to the statutory reserve.

Warrants

The Company has 840,454 warrants outstanding in connection with a 2007 private placement. The warrants are exercisable at $3.20 per share on or before June 6, 2013.

Following is a summary of the status of warrants outstanding and exercisable at December 31, 2012 and 2011:

2012			2011
Exercise Price	Number of Shares	Average Remaining Contractual Life	Average Exercise Price	Number of Shares	Average Remaining Contractual Life
$3.20	840,454	0.43	$3.20	840,454	1.43

NOTE 13	RELATED PARTY TRANSACTIONS

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

Other income from Related Parties

Included in other income for the years ended December 31,2012 and 2011 is rent revenue from entities controlled by Mr. Kang under operating lease agreements with various terms though 2015 as follows:

	2012	2011
EsCeLav	$10,856	$11,783
Nanjing Eight-One-Five Hi-Tech (M&E) Co.,Ltd.	15,830	15,710
Jiangsu Heng-Rui	-	22,151
Total	$26,686	$49,644

Purchases from, and Sub-contracts with Related Parties

In connection with the Company’s tax planning strategies relating to value-added taxes, raw materials are sourced by the Company in the PRC and shipped to related party contract manufacturers in Vietnam and Cambodia. The raw materials were originally purchased by the Company, and, through a series of transactions, were sold at cost to, and repurchased at cost from, Jiangsu Ever-Glory. These transactions amounted to approximately $1.2 million (RMB7.5 million) during the years ended December 31, 2011, and have been netted against each other for financial reporting purposes.  There were no such transactions in 2012.

The Company purchased raw materials of $1,032,261 and $3,206,604 during the years ended 2012 and 2011, respectively, from Jiangsu Ever-Glory.

The Company purchased raw materials of $2,493,691 and $3,549,501 during the years ended 2012 and 2011, respectively, from Nanjing Knitting.

In addition, the Company sub-contracted certain manufacturing work to related companies totaling $10,232,599 and $7,911,034 for the years ended December 31, 2012 and 2011, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the years ended December 31, 2012 and 2011, are as follows:

	2012	2011
Ever-Glory Vietnam	$4,144,156	$4,420,490
Ever-Glory Cambodia	4,225,835	2,517,925
Nanjing Ever-Kyowa	948,917	842,055
Jiangsu Ever-Glory	37,963	12,973
EsC'Lav	15,981	60,675
Nanjing Knitting	859,747	56,916
Total	$10,232,599	$7,911,034

Accounts Payable – Related Parties

The Company purchases raw materials from and subcontracts some of its production to related parties. Accounts payable to related parties at December 31, 2012 and 2011 are as follows:

	2012	2011
Nanjing Knitting	$756,842	$661,139
Nanjing Ever-Kyowa	128,505	436,030
Ever-Glory Vietnam	2,183,039	1,305,696
Ever-Glory Cambodia	90,428	330,047
Kunshan enjin	-	26,091
Total	$3,158,814	$2,759,003

Amounts Due From Related Party

The amounts due from related parties at December 31, 2012 and 2011are as follows:

	2012	2011
EsC'eLav	$8,680	$23,565
Jiangsu Ever-Glory	33,573,977	17,600,147
Total	$33,582,657	$17,623,712

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. In 2011, because of restrictions on its ability to directly import and export products, the Company utilized Jiangsu Ever-Glory as its agent to assist the Company with its import and export transactions and its international transportation projects. Import transactions primarily consist of purchases of raw materials and accessories designated by the Company’s customers for use in garment manufacture. Export transactions consist of the Company’s sales to foreign markets such as Japan, Europe and the United States. As the Company’s agent, Jiangsu Ever-Glory’s responsibilities included managing customs, inspection, transportation, insurance and collections on behalf of the Company. Jiangsu Ever-Glory also managed transactions denominated in currencies other than the Chinese RMB at rates of exchange agreed between the Company and Jiangsu Ever-Glory and based upon rates of exchange quoted by the People’s Bank of China. In return for these services, Jiangsu Ever-Glory charged the Company a fee of approximately 3% of export sales manufactured in China and 1% of export sales manufactured overseas. For import transactions, the Company may make advance payments, through Jiangsu Ever-Glory, for the raw material purchases, or Jiangsu Ever-Glory may make advance payments on the Company’s behalf. For export transactions, accounts receivable for export sales are remitted by the Company’s customers through Jiangsu Ever-Glory, which forwards the payments to the Company. The Company and Jiangsu Ever-Glory agreed that balances from import and export transactions may be offset. Amounts due to (from) Jiangsu Ever-Glory are typically settled within 60-90 days. Interest of 0.5% is charged on net amounts due at each month end. Interest income for the years ended December 31, 2012 and 2011 was approximately $1.3 million and $0.6 million, respectively.

As of December 31, 2012, Jiangsu Ever-Glory has provided guarantees for approximately US$ 44.48 million (RMB 281 million) of lines of credit obtained by the Company. Jiangsu Ever-Glory, and its 20.31% owned equity investee, Nanjing Knitting, have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately US$20.90 million (RMB 132 million).  Mr. Kang has also provided a personal guarantee for US$22.00 million (RMB 139 million).  In consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company has agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. During the year ended December 31, 2012, US$32.13 million was provided to Jiangsu Ever-Glory under the counter-guarantee, all of which was outstanding at December 31, 2012.

Following is a summary of transactions for the years ended December 31, 2012 and 2011:

		As of December 31,
Related Party	Type of transaction	2012	2011
Jiangsu Ever-glory	Accounts receivable	$214,226	$19,999,373
Jiangsu Ever-glory	Accounts payable	53,680	2,399,226
Jiangsu Ever-glory	Interest income	1,262,701	-
Jiangsu Ever-glory	Counter guarantee deposit	$32,150,730	-
Total		$33,573,977	$17,600,147

Through March 31, 2013, approximately $4.75 million (RMB 30 million) was provided under the counter-guarantee and approximately $15.67 million (RMB 99 million) was returned.

At December 31, 2012, amounts due from Jiangsu Ever-Glory have been classified as a reduction of equity, consistent with the guidance in SEC Staff Accounting Bulletins 4E and 4G.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

Operating Lease Commitment

On January 1, 2013, the Company renewed it’s lease of factory and office space from Jiangsu Ever-Glory under an operating lease which expires on December 31, 2013, at an annual rental of RMB314,000 ($50,000). For the years ended December 31, 2012 and 2011, the Company recognized rental expense in the amounts of approximately $49,000 and $48,000, respectively.

The Company leases retail space, warehouse and office facilities under operating leases expiring on various dates through 2016.The majority of the Company’s retail leases are for twelve-month periods and provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a rent liability in the consolidated balance sheets and the corresponding rent expense when management determines that achieving the specified levels during the fiscal year is probable. Total rent expense was $39,005,167 and $18,479,141 for the years ended December 31, 2012 and 2011, respectively.  Future minimum lease payments for leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

Year ending December 31,

2013	$152,000
2014	162,000
2015	174,000
2016	186,000
$674,000

Legal Proceedings

There is no material pending legal proceeding to which the Company is a party.

NOTE 15	CONCENTRATIONS AND RISKS

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Based on management’s assessment of the amount of probable credit losses, if any, in existing accounts receivable, management has concluded that no allowance for doubtful accounts is necessary at December 31, 2012 and 2011. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability.

The Company had two wholesale customers that represented approximately 11% of the Company’s revenues each, for the year ended December 31, 2012, and had two wholesale customers that represented approximately 19% and 17.5% of the Company’s revenues, respectively, for the year ended December 31, 2011, respectively.

For the Company’s wholesale business during 2012 and 2011, no supplier represented more than 10% of the total raw materials purchased.

For the Company’s retail business during 2012 and 2011, no supplier represented more than 10% of the total raw materials purchased.

For the wholesale business, the Company relied on one manufacturer for 14% and 13% of purchased finished goods during 2012 and 2011, respectively.

For the retail business, the Company did not rely on any single manufacturer for more than 10% of total purchased finished goods during 2012 and 2011.

The Company’s revenues for the years ended December 31, 2012 and 2011 were earned in the following geographic areas:

	2012	2011
The People’s Republic of China	$70,161,563	$61,908,224
Germany	21,627,788	31,232,561
United Kingdom	22,885,131	14,042,858
Europe-Other	15,154,483	13,119,058
Japan	23,082,506	20,245,785
United States	18,129,628	21,687,984
Total wholesale business	171,041,099	162,236,470
Retail business	108,592,113	53,542,544
Total	$279,633,212	$215,779,014

Substantially all of the Company’s long-lived assets were attributable to the PRC as of December 31, 2012 and 2011.

NOTE 16	SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)  Wholesale segment

(b)  Retail segment

The Company also provides general corporate services to its segments and these costs are reported as "corporate and others."

	Wholesale segment	Retail segment	Corporate and others	Total
December 31, 2012
Segment profit or loss:
Net revenue from external customers	$171,041,099	$108,592,113	$-	$279,633,212
Income from operations	$11,474,640	$3,609,260	$-	$15,083,900
Interest income	$1,336,513	$12,133	$-	$1,348,646
Interest expense	$1,911,212	$191,891	$-	$2,103,103
Depreciation and amortization	$989,594	$3,977,325	$-	$4,966,919
Income tax expense	$1,024,133	$883,478	$-	$1,907,611

'December 31, 2011
Segment profit or loss:
Net revenue from external customers	$162,236,470	$53,542,544	$-	$215,779,014
Income from operations	$11,168,215	$885,357	$-	$12,053,572
Interest income	$695,333	$7,706	$-	$703,039
Interest expense	$1,367,598	$77,339	$1,255	$1,446,192
Depreciation and amortization	$998,702	$2,777,843	$-	$3,776,545
Income tax expense	$1,825,797	$214,449	$-	$2,040,246

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

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended December 31, 2012. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of December 31, 2012. Our disclosure controls and procedures were not effective because of the “material weaknesses” described below under “Management’s Annual Report on Internal Controls Over Financial Reporting”.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Because of the material weaknesses described in the following paragraphs, management believes that, as of December 31, 2012, our internal control over financial reporting was not effective based on those criteria.

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

●
Management did not have effective supervision of the Company’s internal control over financial reporting. For example, controls over the authorization, recording and disclosure related party transactions were not effective.

Remediation of Material Weaknesses

During the year ended December 31, 2012, we started to implement the following measures to remediate the material weaknesses identified

●	Developed a formal plan to provide applicable training for our financial and accounting staff to enhance our understanding of U.S. GAAP and internal control over financial reporting;
●	Engaged outside consultants to assist in the application of U.S. GAAP to complex transactions, including the accounting for derivatives;
●	Engaged an external consultant with experience in U.S. GAAP and knowledge of financial reporting of U.S. listed public companies to supervise and review our financial reporting process;
●
Developed a formal timetable for regular meetings involving our Audit Committee, management and our internal control manager, to review our internal audit plans, testing and results in connection with our assessment of the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act;

Despite the above measures which were intended to address the identified material weaknesses as well as to enhance our overall internal control environment, management concluded that as of December 31, 2012, the material weaknesses identified above had not been fully remediated.

Management Plan to Remediate Material Weaknesses

We are developing a comprehensive remediation plan that we expect to finalize and implement in 2013. When finalized and implemented, the plan is expected to include some of the following measures to remediate the material weaknesses identified:

●	Continue to provide applicable training for our financial and accounting staff to enhance our understanding of U.S. GAAP and internal control over financial reporting;
●	Expand the involvement of our external consultant to supervise and review our financial reporting process;
●	Develop a formal plan and program to identify related party transactions and to submit such transactions to the audit Committee for it's prior review and approval.

Changes in Internal Control Over Financial Reporting

Other than described above, during the year ended December 31, 2012, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table includes the names, positions held, and ages of our current executive officers and directors as of December 31, 2012:

Name	Age	Position	Held Position Since

Edward Yihua Kang	50	Chief Executive Officer, President, and Director	2005

Jiajun Sun	40	Chief Operating Officer and Director	2005

Jason Jiansong Wang	34	Chief Financial Officer and Secretary	2010

Changyu Qi (1)(2)	68	Director	2008

Zhixue Zhang (1)(2)	46	Director	2008

Merry Tang (1) (2)	53	Director	2011

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

 Board Committees

In March 2008, the Board created the Audit Committee and the Compensation Committee and has adopted charters for these committees.  The Board has determined that in its judgment, Ms. Merry Tang, Mr. Qi and Mr. Zhang are independent directors within the meaning of Section 803 of NYSE MKT Company Guide. Accordingly, all members of the Audit Committee are independent within the meaning of Section 803 of NYSE MKT Company Guide.

Audit Committee

The Board of Directors adopted and approved a charter for the Audit Committee on March 13, 2008, and the charter was amended on May 26, 2008 and further amended on June 20, 2008. Currently, three directors comprise the Audit Committee: Ms. Tang, Mr. Qi and Mr. Zhang.  Ms. Tang serves as the chairman of the Audit Committee.. The members of the Audit Committee are currently “independent directors” as that term is defined in Section 803 of NYSE MKT Company Guide.  Ms. Tang qualifies as an “audit committee financial expert” as that term is defined in applicable regulations of the SEC.

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

Compensation Committee

The Compensation Committee currently consists of Mr. Qi, Mr. Zhang and Merry Tang. Merry Tang serves as chairwoman of the Compensation Committee. The members of the Compensation Committee are currently “independent directors” as that term is defined in Section 803 of NYSE MKT Company Guide.

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

Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires our directors and certain of our officers, as well as persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports with the SEC. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2012, and all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent shareholders were complied with.

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

Discretionary Annual Cash Performance-Based Incentives

In 2012, we did not pay any compensation in the form of discretionary annual cash performance-based incentives or other forms of bonuses to our Chief Executive Officer or any other named executive officer. Our Compensation Committee may, however, recommend such bonuses in the future.

Long-Term Incentive Plan Awards

We currently do not have an equity incentive plan, and no separate stock awards or stock option grants were made to any of the named executive officers during the fiscal year ended December 31, 2012. No stock options were held by the named executive officers as of December 31, 2012.

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

Summary Compensation Table for Fiscal Year 2012, 2011 and 2010

The following table sets forth information for the fiscal year ended December 31, 2012, 2011 and 2010 concerning the compensation paid and awarded to all individuals serving as (a) our Chief Executive Officer and Chief Financial Officer (b) the three most highly compensated Executive Officers (other than our Chief Executive Officer and Chief Financial Officer) of ours and our subsidiaries at the end of our fiscal year ended December 31, 2012, 2011, and 2010 whose total compensation exceeded $100,000 for these periods, and (c) two additional individuals for whom disclosure would have been provided pursuant to (b) except that they were not serving as executive officers at the end of our fiscal year ended December 31, 2012. These individuals may be collectively referred to in this report as our “Named Executive Officers.”

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Kang Yihua
Chairman of the	2012	25,991	64,873						90,864
Board, Chief	2011	25,811	58,950						84,761
Executive Officer	2010	23,166	52,680						75,846
and President

Jiansong Wang	2012	12,975	5,934						18,909
Chief Financial	2011	11,128	4,637						15,765
Officer	2010	2810(2)	6000						8,810

(1)
All compensation is paid in Chinese RMB. For reporting purposes, the amounts in the table above have been converted to U.S. Dollars at the conversion rate of 676, 6.47  and 6.32 to one  for 2010, 2011 and 2012, respectively. The officers listed in this table received no other form of compensation in the years shown, other than the salary set forth in this table.

(2)
Jiansong Wang was appointed as the Chief Financial Officer in September 2010 and therefore the 2010 salary stated herein reflects the aggregate amount of compensation Mr. Wang received for the period from September 2010 to December 2010.

Other Compensation

Other than as described above, there were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the executive officers during the year ended December 31, 2012. We do not have any retirement, pension, or profit-sharing programs for the benefit of our directors, officers or other employees. The Board of Directors may recommend adoption of one or more such programs in the future.

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

Although the Company does not have a written employment agreement with Jiansong Wang, he will be compensated approximately US$19,000 (RMB 120,000 ) per year for his services as the Chief Financial Officer and Secretary, which was based on the Board of Directors and the Compensation Committee’s review of the overall performance of the Company and the relative contribution of Mr.Wang.

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

Director Compensation for Fiscal 2012

The following table reflects all compensation awarded to, earned by or paid to our directors for the fiscal year ended December 31, 2012. Directors who are also officers do not receive any additional compensation for their services as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non- Equity Incentive Plan Compensat ion ($)	Non-Qualif ied Deferred Compensat ion Earnings ($)	All Other Compensat ion ($)	Total ($) (1)
Kang Yihua	90,864	—	—	—	—	—	90,864
Sun Jia Jun	82,278	—	—	—	—	—	82,278
Changyu Qi	—	5,000	—	—	—	—	5,000
Zhixue Zhang	—	5,000	—	—	—	—	5,000
Merry Tang	24,000	10,000					34,000

(1)
All compensation was paid in RMB except the cash compensation paid to Ms. Tang. The amounts in the foregoing table have been converted into U.S. Dollar at the conversion rate of 6.32 RMB to the dollar.

Service Description	Amount (in U.S. dollars)

Base Compensation	$3,000
Audit Committee Member	$1,000
Compensation Committee Member	$1,000
Audit Committee Chairman	$3,000
Audit Committee Financial Expert	$26,000

Each director may be appointed to perform multiple functions or serve on multiple committees, and accordingly, may be eligible to receive more than one category of compensation described above. Annual compensation will be paid in cash or a combination of stock and cash.  Compensation paid in stock will be in the form of a number of shares of our restricted common stock having an aggregate value equal to the annual compensation, as determined by the average per share closing prices of our common stock as quoted on NYSE MKT, for the five trading days leading up to and including the last trading date of the quarter following which the shares are to be issued (i.e. when the shares are issued within 30 days following the end of the second quarter, and the fourth quarter when the shares are issued within 30 days following the end of the fourth quarter) of the year for which compensation is being paid.  Compensation, in the form of shares, shall be issued and paid semi-annually, within 30 days following the end of the second quarter, and within 30 days after the end of the fourth quarter, of each calendar year.  In addition, the annual compensation will be prorated daily (based on a 360 day year) for any portion of the year during which a director serves.  Independent directors are also eligible for reimbursement of all travel and other reasonable expenses relating to the directors’ attendance of board meetings. In addition, we have agreed to reimburse independent directors for reasonable expenses incurred in connection with the performance of duties as a director of the Company.

Outstanding Equity Awards at Fiscal Year-End

None of our executive officers was granted or otherwise received any option, stock or equity incentive plan awards during 2011 and there were no outstanding unexercised options previously awarded to our officers and directors, at the fiscal year end, December 31, 2012.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 26, 2013, for each of the following persons:

m	each of our directors and each of the named executive officers in the “Management” section of this Annual Report;
m	all directors and named executive officers as a group; and
m	each person who is known by us to own beneficially five percent or more of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Ever-Glory International Group, Inc. The percentage of class beneficially owned set forth below is based on 14,777,610 shares of our common stock outstanding on March 28, 2013.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock (1)	Percentof Class

Executive Officers and Directors
Yi Hua Kang	4,802,315	32.50%
Jia Jun Sun	174,800	1.18%
Jason Jiansong Wang	-	-
Merry Tang	7557	0.05%
Changyu Qi	12541	0.08%
Zhixue Zhang	12502	0.08%
All Executive Officers and Directors as a Group (six persons)	5009715	33.90%
5% Holders
Ever-Glory Enterprises (H.K.) Ltd. (2)	5,623,098	38.05%
Xiaodong Yan (2) (3)	6,002,338	40.62%

* less than 1%

(1)
The percentage of shares beneficially owned is based on 14,777,610 shares of common stock outstanding as of March 28, 2013. Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment and dispositive power of the shares.

(2)
Xiao Dong Yan is the sole director and shareholder of Ever-Glory Enterprises (H.K.) Ltd. and, as such, may be deemed to be the beneficial owner of the 5,623,098 shares held by Ever-Glory Enterprises (H.K.) Ltd.

(3)	The 6,002,338 shares include the 5,623,098 shares beneficially owned by Xiaodong Yan through Ever-Glory Enterprises (H.K.) Ltd.

Equity Compensation Plan Information

We have not adopted any equity compensation plan as of December 31, 2012.

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

Other income from Related Parties

Included in other income for the years ended December 31,2012 and 2011 is rent revenue from entities controlled by Mr. Kang under operating lease agreements with various terms though 2015 as follows:

	2012	2011
EsCeLav	$15,940	$11,783
Nanjing Eight-One-Five Hi-Tech (M&E) Co.,Ltd.	15,830	15,710
Jiangsu Heng-Rui	-	22,151
Total	$31,770	$49,644

Purchases from, and Sub-contracts with Related Parties

In connection with the Company’s tax planning strategies relating to value-added taxes, raw materials are sourced by the Company in the PRC and shipped to related party contract manufacturers in Vietnam and Cambodia. The raw materials were originally purchased by the Company, and, through a series of transactions, were sold at cost to, and repurchased at cost from, Jiangsu Ever-Glory. These transactions amounted to approximately $1.2 million (RMB7.5 million) during the years ended December 31, 2011, and have been netted against each other for financial reporting purposes.  There were no such transactions in 2012.

The Company purchased raw materials of $2,493,691 and $3,549,501 during the years ended 2012 and 2011, respectively, from Nanjing Knitting.

In addition, the Company sub-contracted certain manufacturing work to related companies totaling $7,911,034 and $7,911,034 for the years ended December 31, 2012 and 2011, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the years ended December 31, 2012 and 2011, are as follows:

	2012	2011
Ever-Glory Vietnam	$4,144,156	$4,420,490
Ever-Glory Cambodia	4,225,835	2,517,925
Nanjing Ever-Kyowa	948,917	842,055
Jiangsu Ever-Glory	37,963	12,973
EsC'Lav	15,981	60,675
Nanjing Knitting	859,747	56,916
Total	$10,232,599	$7,911,034

Accounts Payable – Related Parties

The Company purchases raw materials from and subcontracts some of its production to related parties. Accounts payable to related parties at December 31, 2012 and 2011 are as follows:

	2012	2011
Nanjing Knitting	$756,842	$661,139
Nanjing Ever-Kyowa	128,505	436,030
Ever-Glory Vietnam	2,183,039	1,305,696
Ever-Glory Cambodia	90,428	330,047
Kunshan enjin	-	26,091
Total	$3,158,814	$2,759,003

Amounts Due From Related Party

The amounts due from related parties at December 31, 2012 and 2011are as follows:

	2012	2011
EsC'eLav	$8,680	$23,565
Jiangsu Ever-Glory	33,573,977	17,600,147
Total	$33,582,657	$17,623,712

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. In 2011, because of restrictions on its ability to directly import and export products, the Company utilized Jiangsu Ever-Glory as its agent to assist the Company with its import and export transactions and its international transportation projects. Import transactions primarily consist of purchases of raw materials and accessories designated by the Company’s customers for use in garment manufacture. Export transactions consist of the Company’s sales to foreign markets such as Japan, Europe and the United States. As the Company’s agent, Jiangsu Ever-Glory’s responsibilities included managing customs, inspection, transportation, insurance and collections on behalf of the Company. Jiangsu Ever-Glory also managed transactions denominated in currencies other than the Chinese RMB at rates of exchange agreed between the Company and Jiangsu Ever-Glory and based upon rates of exchange quoted by the People’s Bank of China. In return for these services, Jiangsu Ever-Glory charged the Company a fee of approximately 3% of export sales manufactured in China and 1% of export sales manufactured overseas. For import transactions, the Company may make advance payments, through Jiangsu Ever-Glory, for the raw material purchases, or Jiangsu Ever-Glory may make advance payments on the Company’s behalf. For export transactions, accounts receivable for export sales are remitted by the Company’s customers through Jiangsu Ever-Glory, who forwards the payments to the Company. The Company and Jiangsu Ever-Glory agreed that balances from import and export transactions may be offset. Amounts due to (from) Jiangsu Ever-Glory are typically settled within 60-90 days. Interest of 0.5% (6% annually) is charged on net amounts due at each month end. Interest income for the years ended December 31, 2012 and 2011 was approximately $1.3 million and $0.6 million, respectively.

As of December 31, 2012, Jiangsu Ever-Glory has provided guarantees for approximately US$ 44.48 million (RMB 281 million) of lines of credit obtained by the Company. Jiangsu Ever-Glory, and its 20.31% owned equity investee, Nanjing Knitting, have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately US$20.90 million (RMB 132 million).  Mr. Kang has also provided a personal guarantee for US$22.00 million (RMB 139 million).  In consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company has agreed to provide Jiangsu Ever-Glory a counter-guarantee of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. During the year ended December 31, 2012, US$32.13 million was provided to Jiangsu Ever-Glory under the counter-guarantee, all of which was outstanding at December 31, 2012.

Following is a summary of transactions for the years ended December 31, 2012 and 2011:

Due from related parties		As of December 31,
Name of the related party	Type of transaction	2012	2011
Jiangsu Ever-glory	Accounts receivable	$214,226	$19,999,373
Jiangsu Ever-glory	Accounts payable	53,680	2,399,226
Jiangsu Ever-glory	Interest income	1,262,701	-
Jiangsu Ever-glory	Counter guaranty deposit	$32,150,730	-
Total		$33,573,977	$17,600,147

Through March 31, 2013, approximately $4.75(RMB 30 million) was provided under the counter guarantee and approximately $15.67(RMB 99 million) was returned.

At December 31, 2012, amounts due from Jiangsu Ever-Glory have been classified as a reduction of equity, consistent with the guidance in SEC Staff Accounting Bulletins 4E and 4G.

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

	2012	2011
Audit fees	$269,000	$249,000
Audit- related fees	-	-
Tax fees	8,500-	8,000-
All other fees	-	-

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULE

(1)	Financial Statements

The consolidated financial statements of Ever-Glory International Group, Inc. are included in Part II, Item 8 of this Report.

(2)	Financial Statement Schedules

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

10.16	Unofficial English translation of Counter Guarantee Agreement between Jiangsu Ever-Glory Apparel Co., Ltd and Jiangsu Ever-Glory International Enterprises Group Co., Ltd*

21.1	Subsidiaries of Registrant*

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.*

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.*

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document (**)

101.SCH	XBRL Taxonomy Extension Schema Document (**)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (**)

101.DEF	BRL Taxonomy Extension Definition Linkbase Document (**)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (**)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (**)

*Filed herein.
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of April, 2013.

Ever-Glory International Group, Inc.,

By	/s/ Edward Yihua Kang
Edward Yihua Kang,

Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jia Jun Sun	Chief Operating Officer and Director	April 16, 2013
Jia Jun Sun

/s/ Jiansong Wang	Chief Financial Officer	April 16, 2013
Jiansong Wang	(Principal Financial and Accounting Officer)

/s/ Changyu Qi	Director	April 16, 2013
Changyu Qi

/s/ Zhixue Zhang	Director	April 16, 2013
Zhixue Zhang

/s/ Merry Tang	Director	April 16, 2013
Merry Tang