Form 10-Q/A
period 2012-03-31
Ever-Glory International Group, Inc.
filed 2013-05-15
CIK 943184

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

EVER-GLORY INTERNATIONAL GROUP, INC.
FORM 10-Q

EVER-GLORY INTERNATIONAL GROUP, INC.
FORM 10-Q/A

EXPLANATORY NOTE

As disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on April 18, 2013, the purpose of this Amendment No. 1 (“Amendment No. 1”) to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (the “Original 10-Q”), which we filed with the Commission on May 11, 2012, is to restate our company’s unaudited financial statements and related disclosures (including, without limitation, those contained under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations) contained in the Original 10-Q to correct the accounting treatment of a counter-guarantee we provided to Jiangsu Ever-Glory International Enterprise Group Company (“Jiangsu Ever-Glory”), an entity majority owned and controlled by Edward Yihua Kang, our Chief Executive Officer, President and Chairman of the board of directors. On April 13, 2013, our management concluded, and the Audit Committee approved the conclusion, that we previously incorrectly reported the amount we provided to Jiangsu Ever-Glory under the counter-guarantee as a current receivable from Jiangsu Ever-Glory and that such amount should be recorded as contra equity.  We are therefore filing this Amendment No. 1 to correct the balances of both accounts receivable and stockholders’ equity for the interim period covered by the Original 10-Q, as well as to reflect changes in our statements of cash flows and footnote disclosures on this topic and to revise our evaluation of the disclosure controls and procedures.

As several parts of the Original 10-Q are amended and/or restated by this Amendment No. 1, for convenience, we have repeated the entire text of the Original 10-Q, as amended and/or restated by this Amendment No. 1. Readers should therefore read and rely on this Amendment No. 1 in lieu of the Original 10-Q.

This Amendment No. 1 also contains currently dated officer certifications as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as amended and/or restated by this Amendment No. 1, no other changes have been made to the Original 10-Q.  This Amendment No. 1 speaks as of the original filing date of the Original 10-Q and does not reflect events that may have occurred subsequent to such original filing date.

Cautionary Note Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

●	Competition within our industry;
●	Seasonality of our sales;
●	Success of our investments in new product development
●	Our plans and ability to open new retail stores;
●	Success of our acquired businesses;
●	Our relationships with our major customers;
●	The popularity of our products;
●	Relationships with suppliers and cost of supplies;
●	Financial and economic conditions in Asia, Japan, Europe and the U.S.;
●	Anticipated effective tax rates in future years;
●	Regulatory requirements affecting our business;
●	Currency exchange rate fluctuations;
●	Our future financing needs; and
●	Our ability to attract additional investment capital on attractive terms.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.             Financial Statements

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

ASSETS
	2012	2011
	(As restated, Note 1)
CURRENT ASSETS
Cash and cash equivalents	$12,784,302	$8,822,581
Accounts receivable	36,069,325	50,634,388
Inventories	32,091,155	36,874,804
Value added tax receivable	1,934,816	1,908,436
Other receivables and prepaid expenses	1,206,921	1,122,570
Advances on inventory purchases	1,728,313	2,177,544
Amounts due from related party	14,187,529	17,623,712
Total Current Assets	100,002,361	119,164,035

LAND USE RIGHT, NET	3,090,196	2,845,552
PROPERTY AND EQUIPMENT, NET	12,638,604	13,210,628
TOTAL ASSETS	$115,731,161	$135,220,215

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Bank loans	$25,039,786	$29,185,381
Accounts payable	29,373,555	41,466,844
Accounts payable and other payables - related parties	1,997,708	2,759,003
Other payables and accrued liabilities	5,008,484	5,996,434
Value added and other taxes payable	2,280,101	2,268,872
Income tax payable	314,882	368,714
Deferred tax liabilities	2,842,129	2,460,377
Total Current Liabilities	66,856,645	84,505,625

LONG-TERM LIABILITIES
Derivative liability	280,000	390,800
Total Long-term Liabilities	280,000	390,800
TOTAL LIABILITIES	67,136,645	84,896,425

COMMITMENTS AND CONTINGENCIES

EQUITY
Stockholders' equity of the Company:
Preferred stock ($.001 par value, authorized 5,000,000 shares,
no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares,
14,765,942 and 14,760,873 shares issued and outstanding
as of March 31, 2012 and December 31, 2011, respectively)	14,766	14,761
Additional paid-in capital	3,542,200	3,532,369
Retained earnings	37,098,062	34,976,853
Statutory reserve	5,311,921	5,311,921
Accumulated other comprehensive income	6,884,251	6,487,886
Amounts due from related party	(4,256,684)	-
Total Stockholders' Equity	48,594,516	50,323,790

TOTAL LIABILITIES AND EQUITY	$115,731,161	$135,220,215

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

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	2012	2011
	(As restated, Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,121,210	$2,611,996
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation and amortization	1,160,636	790,597
Change in fair value of derivative liability	(110,800)	(195,800)
Deferred income tax	381,752	175,187
Interest on loans from related party	-	909
Stock-based compensation	9,836	10,077
Changes in operating assets and liabilities
Accounts receivable	14,852,591	8,802,986
Accounts receivable - related parties	7,530	(90,456)
Inventories	5,000,492	2,693,438
Value added tax receivable	(14,241)	(821,849)
Other receivables and prepaid expenses	(77,904)	51,288
Advances on inventory purchases	464,034	(759,309)
Amounts due from related party	3,257,983	(1,721,674)
Accounts payable	(12,273,787)	(6,706,056)
Accounts payable and other payables- related parties	(741,899)	1,050,714
Other payables and accrued liabilities	(1,142,719)	(756,966)
Value added and other taxes payable	11,229	(229,637)
Income tax payable	(56,211)	313,847
Net cash provided by operating activities	12,849,732	5,219,292

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(732,195)	(458,909)
Net cash used in investing activities	(732,195)	(458,909)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	13,500,297	17,261,293
Repayment of bank loans	(17,834,408)	(16,023,229)
Repayment of long term loan from related party	-	(100,947)
Advances to related party	(3,986,640)	-
Net cash (used in) provided by financing activities	(8,320,751)	1,137,117

EFFECT OF EXCHANGE RATE CHANGES ON CASH	164,935	95,261

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,961,721	5,992,761

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,822,581	3,691,653

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,784,302	$9,684,414

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$546,041	$261,271
Income taxes	$214,745	$189,694

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

Subsequent to the issuance of the Company’s March 31, 2012 consolidated interim financial statements, the Company determined that it had incorrectly reported the amount the Company provided to Jiangsu Ever-Glory under the counter-guarantee as a current receivable from Jiangsu Ever-Glory on its quarterly reports on Form 10-Q for the quarters ended March 31, 2012, June 30, 2012, and September 30, 2012. Because certain of the receivables from Jiangsu Ever-Glory at the aforementioned quarters arose as a result of financing transactions, rather than from trading transactions, the advances under the counter-guarantee are analogous to unpaid subscriptions or unpaid capital contributions and accordingly should be recorded as contra equity in accordance with SEC SAB Topics 4E and 4G (see Note 8).  Accordingly the Company’s March 31, 2012 interim financial statements have been restated resulting in a decrease in both amounts due from related parties and stockholders’ equity of $ 4,256,684.  The reclassification does not affect previously reported amounts for revenue, income from operations, net income or earnings per share.

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

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter-guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of March 31, 2012, Jiangsu Ever-Glory has provided guarantees for approximately US$ 5.06 million (RMB 32 million) of lines of credit obtained by the Company. Jiangsu Ever-Glory and its 20.31% owned equity investee, Nanjing Knitting, have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately US$11.93 million (RMB 75 million).  Mr. Kang has also provided a personal guarantee for US$21.95 million (RMB 139 million).  During the three months ended March 31, 2012, US$3.98 million (RMB 25 million) was provided to Jiangsu Ever-Glory under the counter-guarantee, all of which was outstanding at March 31, 2012.

Interest of 0.5% is charged on net amounts due at each month end. Interest income for the three months ended March 31, 2012 and 2011 was $272,736 and $19,116, respectively.

Following is a summary of the balances as of March 31, 2012:

Related Party	Type of transaction	March 31, 2012 (As restated, Note 1)	December 31, 2011
Jiangsu Ever-glory	Accounts receivable	$16,598,050	$19,999,373
Jiangsu Ever-glory	Accounts payable	(2,426,712)	(2,399,226)
Jiangsu Ever-glory	Interest income	272,565	-
Jiangsu Ever-glory	Counter guarantee deposit	$3,984,120	-
Total		$18,428,023	$17,600,147

At March 31, 2012, amounts due from Jiangsu Ever-Glory have been classified as a reduction of equity, consistent with the guidance in SEC Staff Accounting Bulletins 4E and 4G because the receivables arose as a result of financing transactions.

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

The primary business objective for our wholesale segment is to expand our portfolio into higher-class brands, expand our customer base and improve our profit. We believe that our growth opportunities and continued investment initiatives include:

●	Expand the global sourcing network

●	Expand our overseas low-cost manufacturing base (outside of mainland China);

●	Focus on high value-added products and continue our strategy to produce mid to high end apparel

●	Continue to emphasize on product design and technology utilization.

●	Seek strategic acquisitions of international distributors that could enhance global sales and our distribution network

●	Maintain stable revenue increase in the markets while shifting focus to higher margin wholesale markets such as mainland China.

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

Summary of Cash Flows

Net cash provided by operating activities was $ 12.8 million and $5.2 million for the three months ended March 31, 2012 and 2011. The increase was mainly due to decreased accounts receivable, inventories and amounts due from related party offset by decreased accounts payable.

Net cash used in investing activities was $0.7 million and $0.5 million for the three months ended March 31, 2012 and 2011. This increase was mainly due to the renovation and construction of  LA GO GO’s headquarters.

Net cash used in financing activities was $8.3 million for the three months ended March 31, 2012, compared with net cash provided by financing activities of $1.1 million during the three months ended March 31, 2011. During the three months ended March 31, 2012, we repaid $17.8 million of bank loan and received bank loan proceeds of $13.5 million. In addition, during the three months ended March 31, 2012, we advanced $3.98 million to Jiangsu Ever-Glory, a related party, under the counter-guarantee agreement.

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $12.8 million, other current assets of $87.2 million and current liabilities of $66.9 million. We presently finance our operations primarily from cash flows from operations and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs.

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

Amounts due from related party

We have historically relied on debt financing from Chinese banks to satisfy our financing needs.  Due to Chinese banks’ stringent underwriting policies to non-state-owned businesses, borrowers generally have to provide land use rights as collateral or obtain third party guarantees from either high-net-worth individuals or businesses with strong credit histories with the banks.   Although we have certain land use rights available to be used as collateral, the value of these rights are inadequate for us to obtain sufficient bank loans to support our projected growth. As of March 30, 2012, Jiangsu Ever-Glory provided guarantees for approximately US$ 5.06 million (RMB 32 million) of lines of credit we obtained from Chinese banks. Jiangsu Ever-Glory and its 20.31% owned equity investee also provided certain of their assets as collateral. The value of the collateral provided, as per appraisals obtained by the banks in connection with the lines of credit, is approximately US$11.93 million (RMB 75 million). In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory, we orally agreed to provide Jiangsu Ever-Glory a counter-guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by us. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay interest at an annual rate of 6.0% of amounts provided. The oral agreements between us and Jiangsu Ever-Glory have been documented in a written Counter-Guarantee Agreement dated April 15, 2013, that was filed as an exhibit to our Annual Report on Form 10-K filed on April 16, 2013. During the three months ended March 31, 2012, the Company provided an amount of US$3.98 million (RMB 25 million) from its bank borrowings to Jiangsu Ever-Glory under the counter-guarantee, all of which was outstanding as of March 31, 2012.

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

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

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

ITEM 1A.         RISK FACTORS

The following risk factors were included in our Form 10-K for fiscal year ended December 31, 2012 as a result of the counter-guarantee.

There maybe conflicts of interest between Mr. Kang’s role as the Chairman of the Board and CEO of our Company and his role as the majority owner of other entities that we do business with.

We had certain transactions with Jiangsu Ever-Glory International Enterprise Group Company (“Jiangsu Ever-Glory”), an entity majority owned and controlled by Mr. Kang. Jiangsu Ever-Glory is engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other businesses We utilized Jiangsu Ever-Glory as our agent to agent to assist with our import and export transactions and our international transportation projects. Import transactions primarily consist of purchases of raw materials and accessories designated by the Company’s customers for use in garment manufacture. Export transactions consist of our sales to markets outside of China. In return for these services, Jiangsu Ever-Glory charged us a fee of approximately 3% of export sales manufactured in China and 1% of export sales manufactured overseas. For import transactions, we may make advance payments, through Jiangsu Ever-Glory, for the raw material purchases, or Jiangsu Ever-Glory may make advance payments on our behalf. For export transactions, accounts receivable for export sales are remitted by our customers through Jiangsu Ever-Glory, who forwards the payments to us. We and Jiangsu Ever-Glory have agreed that balances from import and export transactions may be offset. Amounts due to (from) Jiangsu Ever-Glory are typically settled within 60-90 days. Accounts receivable at March 31, 2012 and December 31, 2011 was US$16.6 million and US$20 million, respectively. Accounts payable at March 31, 2012 and December 31, 2011 was US$2.4 million and US$2.4 million, respectively.  We charge an interest of 0.5% (an annual interest of 6%) on net amounts due at each month end. Interest income for the three months ended March 31, 2012 and 2011 was US$0.3 million and US$0.02 million, respectively.

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter-guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of March 31, 2012, Jiangsu Ever-Glory has provided guarantees for approximately US$ 5.06 million (RMB 32 million) of lines of credit obtained by the Company. Jiangsu Ever-Glory and its 20.31% owned equity investee, Nanjing Knitting, have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately US$11.93 million (RMB 75 million).  Mr. Kang has also provided a personal guarantee for US$21.95 million (RMB 139 million).  During three months ended March 31, 2012, US$3.98 million (RMB 25 million) was provided to Jiangsu Ever-Glory under the counter-guarantee, all of which was outstanding at March 31, 2012.

It is possible that the terms of the export and import agency transactions and the counter-guarantee may not be the same as those that would result from transactions between unrelated parties.  Despite Mr. Kang’s fiduciary duty to us as the CEO and a director, in the event of any conflicts of interest between us and Jiangsu Ever-Glory, he may not act in our best interests and such conflicts of interest may not be resolved in our favor. These conflicts may result in management decisions that could negatively affect our operations.

For a further discussion of these related party transactions, see Notes 13 Related party transactions in the footnotes to the consolidated financial statements and Item 13. Certain Relationships and Related Transactions, and Director Independence in our Form 10-K for fiscal year ended December 31, 2012 filed with the SEC on April 16, 2013.

In case Jiangsu Ever-Glory fails to repay the funds we provided to it under the Counter-Guarantee Agreement according to its terms, we would suffer significant financial losses.

Despite management’s belief that Jiangsu Ever-Glory is financially capable of repaying all amounts we provided under the counter-guarantee and Jiangsu Ever-Glory’s oral agreement to repay a certain portion of the funds by the end of the second quarter of 2013, it is possible that we will not be able to collect all amounts from Jiangsu Ever-Glory due to factors beyond our control.  There is no restriction on how Jiangsu Ever-Glory can use the funds except that it is not allowed to invest in high risk investments.  We were told that Jiangsu Ever-Glory has used the entire amount of the funds we provided under the counter-guarantee for its own operations. It is possible that we will not be able to collect the entire amount from Jiangsu Ever-Glory due to reasons beyond its control such as its operational failure or deterioration of overall economic conditions.  In such event, we, as the primary obligor under the lines of credit, would be obligated to repay the entire outstanding borrowings after the banks seek collection from the assets collateralized by Jiangsu Ever-Glory. As a result, we may suffer financial losses which could have material negative effects on our financial condition and results of operations.

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

10.1
Counter-Guarantee Agreement entered on April 15, 2013 between the Company and Jiangsu Ever-Glory (incorporated by reference to Exhibit No. 10. 16 filed in our annual report on Form 10-K for fiscal year ended December 31, 2012).

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herein

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

May 15, 2013	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jiansong Wang
Jiansong Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)