Form 10-Q/A
period 2012-06-30
Ever-Glory International Group, Inc.
filed 2013-05-15
CIK 943184

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

EVER-GLORY INTERNATIONAL GROUP, INC.
FORM 10-Q

EVER-GLORY INTERNATIONAL GROUP, INC.

FORM 10-Q/A

EXPLANATORY NOTE

As disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on April 18, 2013, the purpose of this Amendment No. 1 (“Amendment No. 1”) to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (the “Original 10-Q”), which we filed with the Commission on August 8, 2012, is to restate our company’s unaudited financial statements and related disclosures (including, without limitation, those contained under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations) contained in the Original 10-Q to correct the accounting treatment of a counter-guarantee we provided to Jiangsu Ever-Glory International Enterprise Group Company (“Jiangsu Ever-Glory”), an entity majority owned and controlled by Edward Yihua Kang, our Chief Executive Officer, President and Chairman of the board of directors.  On April 13, 2013, our management concluded, and the Audit Committee approved the conclusion, that we previously incorrectly reported the amount we provided to Jiangsu Ever-Glory under the counter-guarantee as a current receivable from Jiangsu Ever-Glory and that such amount should be recorded as contra equity.  We are therefore filing this Amendment No. 1 to correct the balances of both accounts receivable and stockholders’ equity for the interim period covered by the Original 10-Q, as well as to reflect changes in our statements of cash flows and footnote disclosures on this topic and to revise our evaluation of the disclosure controls and procedures.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

ASSETS
	June 30, 2012	December 31, 2011
	(As restated, Note 1)
CURRENT ASSETS
Cash and cash equivalents	$7,184,037	$8,822,581
Accounts receivable	36,638,369	50,634,388
Inventories	38,870,698	36,874,804
Value added tax receivable	3,514,667	1,908,436
Other receivables and prepaid expenses	1,424,516	1,122,570
Advances on inventory purchases	2,749,725	2,177,544
Amounts due from related party	6,307,049	17,623,712
Total Current Assets	96,689,061	119,164,035

LAND USE RIGHT, NET	3,082,466	2,845,552
PROPERTY AND EQUIPMENT, NET	12,934,685	13,210,628
TOTAL ASSETS	$112,706,212	$135,220,215

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Bank loans	$22,473,539	$29,185,381
Accounts payable	33,066,119	41,466,844
Accounts payable and other payables - related parties	2,660,262	2,759,003
Other payables and accrued liabilities	6,191,050	5,996,434
Value added and other taxes payable	2,252,625	2,268,872
Income tax payable	280,852	368,714
Deferred tax liabilities	3,041,151	2,460,377
Derivative liability	100,000	-
Total Current Liabilities	70,065,598	84,505,625

LONG-TERM LIABILITIES
Derivative liability	-	390,800
Total Long-term Liabilities	-	390,800
TOTAL LIABILITIES	70,065,598	84,896,425

COMMITMENTS AND CONTINGENCIES

EQUITY
Stockholders' equity of the Company:
Preferred stock ($.001 par value, authorized 5,000,000 shares,
no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares,
14,765,942 and 14,760,873 shares issued and outstanding
as of June 30, 2012 and December 31, 2011, respectively)	14,766	14,761
Additional paid-in capital	3,542,200	3,532,369
Retained earnings	39,449,211	34,976,853
Statutory reserve	5,311,921	5,311,921
Accumulated other comprehensive income	6,687,887	6,487,886
Amounts due from related party	(12,365,371)	-
Total Stockholders' Equity	42,640,614	50,323,790

TOTAL LIABILITIES AND EQUITY	$112,706,212	$135,220,215

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

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

	2012	2011
	(As restated, Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,472,359	$4,870,865
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation and amortization	2,296,910	1,666,901
Provision (recovery) for obsolete inventories	459,213	(13,666)
Change in fair value of derivative liability	(290,800)	(330,300)
Deferred income tax	563,191	(85,708)
Interest on loans from related party	-	909
Stock-based compensation	9,836	10,077
Accounts receivable	14,295,016	9,413,419
Inventories	(2,219,405)	(37,484)
Value added tax receivable	(1,591,861)	(1,708,832)
Other receivables and prepaid expenses	(295,199)	8,208
Advances on inventory purchases	(555,284)	537,544
Amounts due from related parties	10,848,191	(6,019,433)
Accounts payable	(8,594,380)	(3,242,434)
Accounts payable and other payables- related parties	(80,515)	(138,168)
Other payables and accrued liabilities	36,570	975,521
Value added and other taxes payable	(32,117)	447,390
Income tax payable	(90,383)	559,150
Net cash provided by operating activities	19,241,223	6,913,959

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(2,147,918)	(1,535,053)
Net cash used in investing activities	(2,147,918)	(1,535,053)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	24,576,457	28,557,182
Repayment of bank loans	(31,488,282)	(26,167,763)
Repayment of loans from related party	-	(1,000,720)
Advances to related party	(11,794,260)	-
Net cash (used in) provided by financing activities	(18,706,085)	1,388,699

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(25,764)	253,305

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,638,544)	7,020,910

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,822,581	3,691,653

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,184,037	$10,712,563

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$1,004,744	$520,195
Income taxes	$373,221	$423,577

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

Subsequent to the issuance of the Company’s June 30, 2012 consolidated interim financial statements, the Company determined that it had incorrectly reported the amount the Company provided to Jiangsu Ever-Glory under the counter-guarantee as a current receivable from Jiangsu Ever-Glory on its quarterly reports on Form 10-Q for the quarters ended March 31, 2012, June 30, 2012, and September 30, 2012.  Because certain of the receivables from Jiangsu Ever-Glory at the aforementioned quarters arose as a result of financing transactions, rather than from trading transactions, the advances under the counter-guarantee are analogous to unpaid subscriptions or unpaid capital contributions and accordingly should be recorded as contra equity in accordance with SEC SAB Topics 4E and 4G (see Note 8).  Accordingly the Company’s June 30, 2012 interim financial statements have been restated resulting in a decrease in both amounts due from related parties and stockholders’ equity of $12,365,371.  The reclassification does not affect previously reported amounts for revenue, income from operations, net income or earnings per share.

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

As of June 30, 2012, Ever-Glory Apparel had borrowed $1.90 million from the Bank of China with an annual interest rate from 5.9% to 6.1% due on various dates from July 2012 to August 2012. The loan is guaranteed by Goldenway, and collateralized by approximately $2.6 million of accounts receivable from wholesale customers. Approximately $0.98 million was repaid in July 2012.

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

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter-guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of June 30, 2012, Jiangsu Ever-Glory has provided guarantees for approximately US$ 27.21 million (RMB 172 million) of lines of credit obtained by the Company. Jiangsu Ever-Glory and its 20.31% owned equity investee, Nanjing Knitting, have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately US$11.94 million (RMB 75 million).  Mr. Kang has also provided a personal guarantee for US$21.99 million (RMB 139 million). During the six months ended June 30, 2012, US$11.80 million (RMB 74.6 million) was provided to Jiangsu Ever-Glory under the counter-guarantee, all of which was outstanding at June 30, 2012

Interest of 0.5% is charged on net amounts due at each month end.  Interest of 0.5% is charged on net amounts due at each month end. Interest income for the three and six months ended June 30, 2012 and 2011 was $290,559, $563,295, $120,379 and $139,495, respectively.

Following is a summary of transactions for the nine months ended June 30, 2012:

Related Party	Type of transaction	June 30, 2012 (As restated, Note 1)	December 31 2011
Jiangsu Ever-glory	Accounts receivable	$8,199,597	$19,999,373
Jiangsu Ever-glory	Accounts payable	(1,906,390)	(2,399,226)
Jiangsu Ever-glory	Interest income	563,651	-
Jiangsu Ever-glory	Counter guarantee deposit	$11,801,720	-
Total		$18,658,578	$17,600,147

At June 30, 2012, amounts due from Jiangsu Ever-Glory have been classified as a reduction of equity, consistent with the guidance in SEC Staff Accounting Bulletins 4E and 4G.

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

The primary business objective for our wholesale segment is to expand our portfolio into higher-class brands, expand our customer base and improve our profit. We believe that our growth opportunities and continued investment initiatives include:

●	Expand our global sourcing network

●	Expand our overseas low-cost manufacturing base (outside of mainland China);

●	Focus on high value-added products and continue our strategy to produce mid to high end apparel

●	Continue to emphasize product design and technology utilization.

●	Seek strategic acquisitions of international distributors that could enhance global sales and our distribution network; and

●	Maintain stable revenue increases in the markets while shifting focus to higher margin wholesale markets such as mainland China.

Retail Business

The business objective for our retail segment is to establish a leading brand of women’s apparel and to build a nationwide retail network in China. As of June 30, 2012, we have 562 stores (including store-in-stores) which included 121 stores that were opened and  26 stores that were closed in first half of 2012.

We believe that our growth opportunities and continued investment initiatives include:

●	Build the LA GO GO brand to be recognized as a major player in the mid-end women's apparel market in China;

●	Expand the LA GO GO retail network throughout China;

●	Improve the LA GO GO retail stores’ efficiency and increase same-store sales

●	Continue to launch LA GO GO flagship stores in Tier-1 Cities and increase penetration and coverage in Tier-2 and Tier-3 Cities

●	Become a multi-brand operator by seeking opportunities for long-term cooperation with reputable international brands and by facilitating international brands entry into the Chinese market.

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

					Growth
					(Decrease) in
	Three months ended June 30,				2012 Compared
	2012		2011		with 2011
	(in U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$28,807,928	100.0%	$33,663,153	100.0%	(14.4)%
Raw Materials	13,097,205	45.5	16,395,407	48.7	(20.1)
Labor	1,137,557	3.9	1,073,988	3.2	5.9
Outsourced Production Costs	7,979,797	27.7	9,543,021	28.3	(16.4)
Other and Overhead	22,662	0.1	66,428	0.2	(65.9)
Total Cost of Sales for Wholesale	22,237,221	77.2	27,078,844	80.4	(17.9)
Gross Profit for Wholesale	6,570,707	22.8	6,584,309	19.6	(0.2)
Net Sales for Retail	18,387,103	100.0	9,260,487	100.0	98.6
Production Costs	5,212,762	28.4	2,758,990	29.8	88.9
Rent	6,158,467	33.5	2,729,059	29.5	125.7
Total Cost of Sales for Retail	11,371,229	61.8	5,488,049	59.3	107.2
Gross Profit for Retail	7,015,874	38.2	3,772,438	40.7	86.0
Total Cost of Sales	33,608,450	71.2	32,566,893	75.9	3.2
Gross Profit	$13,586,581	28.8%	$10,356,747	24.1%	31.2%

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

	Six Months Ended June 30,
	2012		2011
	(in U.S. Dollars, except for percentages)
Sales	$100,421,204	100.0%	$96,131,877	100.0%
Gross Profit	$25,189,569	25.1%	$19,468,759	20.3%
Operating Expense	$20,003,933	19.9%	$13,685,030	14.2%
Income From Operations	$5,185,636	5.2%	$5,783,729	6.0%
Other Income (Expenses)	$132,589	0.5%	$(19,867)	0%
Income tax expense	$845,866	0.8%	$892,997	0.9%
Net Income	$4,472,359	4.5%	$4,870,865	5.1%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the six months ended June 30, 2012 and 2011.

	2012	% of totalsales	2011	% of totalsales	Growth in 2012 compared with 2011
Wholesales business
The People’s Republic of China	$18,875,802	18.8	$19,835,081	20.6%	(4.8)%
Germany	8,858,106	8.8	17,410,721	18.1	(49.1)
United Kingdom	7,503,583	7.5	7,741,270	8.1	(3.1)
Europe-Other	7,953,390	7.9	7,618,743	7.9	4.4
Japan	8,523,582	8.5	11,012,419	11.5	(22.6)
United States	7,753,988	7.7	10,654,275	11.1	(27.2)
Total wholesale business	59,468,451	59.2	74,272,509	77.3	(19.9)
Retail business	40,952,753	40.8	21,859,368	22.7	87.3
Total	$100,421,204	100.0	$96,131,877	100.0%	4.5%

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

					Growth
					(Decrease) in
	Six months ended June 30,				2012 compared
	2012		2011		with 2011
	(in U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$59,468,451	100.0%	$74,272,509	100.0%	(19.9)%
Raw Materials	27,333,840	46.0	36,725,638	49.4	(25.6)
Labor	2,046,295	3.4	1,920,498	2.6	6.6
Outsourced Production Costs	17,620,323	29.6	22,993,329	31.0	(23.4)
Other and Overhead	253,413	0.4	264,046	0.4	(4.0)
Total Cost of Sales for Wholesale	47,253,871	79.5	61,903,511	83.3	(23.7)
Gross Profit for Wholesale	12,214,580	20.5	12,368,998	16.7	(1.2)
Net Sales for Retail	40,952,753	100.0	21,859,368	100.0	87.3
Production Costs	13,081,846	31.9	7,085,307	32.4	84.6
Rent	14,895,918	36.4	7,674,300	35.1	94.1
Total Cost of Sales for Retail	27,977,764	68.3	14,759,607	67.5	89.6
Gross Profit for Retail	12,974,989	31.7	7,099,761	32.5	82.8
Total Cost of Sales	75,231,635	74.9	76,663,118	79.7	(1.9)
Gross Profit	$25,189,569	25.1%	$19,468,759	20.3%	29.4%

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

Summary of Cash Flows

Net cash provided by operating activities was $19.2 million for the six months ended June 30, 2012, compared with $6.9 million during the six months ended June 30, 2011. The increase was primarily due to a decrease in amounts due from related parties.

Net cash used in investing activities was $2.1 million for the six months ended June 30, 2012, compared with $1.5 million during the  six months ended June 30, 2012. The increase was mainly due to increased equipment purchases.

Net cash used in financing activities was $18.7 million for the six months ended June 30, 2012, compared with net cash provided by financing activities of $1.4 million during the six months ended June 30, 2011. During the six months ended June 30, 2012, we repaid $31.5 million of bank loans and received bank loan proceeds of $24.6 million. We also advanced $12.3 million to a related party under the counter-guarantee agreement.

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $7.2 million, other current assets of $89.5 million and current liabilities of $70.0 million. We presently finance our operations primarily from cash flows from operations and bank loans and we anticipate that these will continue to be our primary sources of funds to finance our short-term cash needs.

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

Amounts due from related party

We have historically relied on debt financing from Chinese banks to satisfy our financing needs.  Due to Chinese banks’ stringent underwriting policies to non-state-owned businesses, borrowers generally have to provide land use rights as collateral or obtain third party guarantees from either high-net-worth individuals or businesses with strong credit histories with the banks.   Although we have certain land use rights available to be used as collateral, the value of these rights are inadequate for us to obtain sufficient bank loans to support our projected growth. As of June 30, 2012, Jiangsu Ever-Glory provided guarantees for approximately US$ 27.21 million (RMB 172 million) of lines of credit we obtained from Chinese banks. Jiangsu Ever-Glory and its 20.31% owned equity investee also provided certain of their assets as collateral. The value of the collateral provided, as per appraisals obtained by the banks in connection with the lines of credit, is approximately US$11.94 million (RMB 75 million). In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory, we orally agreed to provide Jiangsu Ever-Glory a counter-guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by us. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay interest at an annual rate of 6.0% of amounts provided. The oral agreements between us and Jiangsu Ever-Glory have been documented in a written Counter-Guarantee Agreement dated April 15, 2013, that was filed as an exhibit to our Annual Report on Form 10-K filed on April 16, 2013. During the six months ended June 30, 2012, the Company provided an amount of US$11.80 million (RMB 74.6 million) from its bank borrowings to Jiangsu Ever-Glory under the counter-guarantee, all of which was outstanding as of June 30, 2012.

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

We had certain transactions with Jiangsu Ever-Glory International Enterprise Group Company (“Jiangsu Ever-Glory”), an entity majority owned and controlled by Mr. Kang. Jiangsu Ever-Glory is engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other businesses We utilized Jiangsu Ever-Glory as our agent to agent to assist with our import and export transactions and our international transportation projects. Import transactions primarily consist of purchases of raw materials and accessories designated by the Company’s customers for use in garment manufacture. Export transactions consist of our sales to markets outside of China. In return for these services, Jiangsu Ever-Glory charged us a fee of approximately 3% of export sales manufactured in China and 1% of export sales manufactured overseas. For import transactions, we may make advance payments, through Jiangsu Ever-Glory, for the raw material purchases, or Jiangsu Ever-Glory may make advance payments on our behalf. For export transactions, accounts receivable for export sales are remitted by our customers through Jiangsu Ever-Glory, who forwards the payments to us. We and Jiangsu Ever-Glory have agreed that balances from import and export transactions may be offset. Amounts due to (from) Jiangsu Ever-Glory are typically settled within 60-90 days. Accounts receivable for the six months ended June 30, 2012 and the year ended December 31, 2011 was US$8.2 million and US$20 million respectively. Accounts payable for the nine months ended June 30, 2012 and the year ended December 31, 2011 was US$1.9 million and US$2.4 million respectively.  We charge an interest of 0.5% (an annual interest of 6%) on net amounts due at each month end. Interest of 0.5% is charged on net amounts due at each month end. Interest income for the three and six months ended June 30, 2012 and 2011 was US$0.29, US$0.56, US$0.12 and US$0.14, respectively.

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company has agreed to provide Jiangsu Ever-Glory a counter-guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of June 30, 2012, Jiangsu Ever-Glory have provided guarantees for approximately US$ 27.21 million (RMB 172 million) of lines of credit obtained by the Company Jiangsu Ever-Glory, and its 20.31% owned equity investee, Nanjing Knitting, has also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately US$11.94 million (RMB 75 million).  Mr. Kang has also provided a personal guarantee for US$21.95 million (RMB 139 million).  As of June 30, 2012, US$11.80 million (RMB 74.6 million) was provided to Jiangsu Ever-Glory under the counter-guarantee, all of which was outstanding at June30, 2012.

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

Despite management’s belief that Jiangsu Ever-Glory is financially capable of repaying all amounts we provided under the counter-guarantee and Jiangsu Ever-Glory’s oral agreement to repay a certain portion of the funds by the end of second the quarter of 2013, it is possible that we will not be able to collect all amounts from Jiangsu Ever-Glory due to factors beyond our control.  There is no restriction on how Jiangsu Ever-Glory can use the funds except that it is not allowed to invest in high risk investments.  We were told that Jiangsu Ever-Glory has used the entire amount of the funds we provided under the counter-guarantee for its own operations. It is possible that we will not be able to collect the entire amount from Jiangsu Ever-Glory due to reasons beyond its control such as its operational failure or deterioration of overall economic conditions.  In such event, we, as the primary obligor under the lines of credit, would be obligated to repay the entire outstanding borrowings after the banks seek collection from the assets collateralized by Jiangsu Ever-Glory. As a result, we may suffer financial losses which could have material negative effects on our financial condition and results of operations.

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