Form 10-Q/A
period 2012-09-30
Ever-Glory International Group, Inc.
filed 2013-05-15
CIK 943184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
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

EVER-GLORY INTERNATIONAL GROUP, INC.
FORM 10-Q

EVER-GLORY INTERNATIONAL GROUP, INC.
FORM 10-Q/A

EXPLANATORY NOTE

As disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on April 18, 2013, the purpose of this Amendment No. 1 (“Amendment No. 1”) to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (the “Original 10-Q”), which we filed with the Commission on November 13, 2012, is to restate our company’s unaudited financial statements and related disclosures (including, without limitation, those contained under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations) contained in the Original 10-Q to correct the accounting treatment of a counter-guarantee we provided to Jiangsu Ever-Glory International Enterprise Group Company (“Jiangsu Ever-Glory”), an entity majority owned and controlled by Edward Yihua Kang, our Chief Executive Officer, President and Chairman of the board of directors.  On April 13, 2013, our management concluded, and the Audit Committee approved the conclusion, that we previously incorrectly reported the amount we provided to Jiangsu Ever-Glory under the counter-guarantee as a current receivable from Jiangsu Ever-Glory and that such amount should be recorded as contra equity.  We are therefore filing this Amendment No. 1 to correct the balances of both accounts receivable and stockholders’ equity for the interim period covered by the Original 10-Q, as well as to reflect changes in our statements of cash flows and footnote disclosures on this topic and to revise our evaluation of the disclosure controls and procedures.

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

Cautionary Note Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

☒	Competition within our industry;
☒	Seasonality of our sales;
☒	Success of our investments in new product development
☒	Our plans and ability to open new retail stores;
☒	Success of our acquired businesses;
☒	Our relationships with our major customers;
☒	The popularity of our products;
☒	Relationships with suppliers and cost of supplies;
☒	Financial and economic conditions in Asia, Japan, Europe and the U.S.;
☒	Anticipated effective tax rates in future years;
☒	Regulatory requirements affecting our business;
☒	Currency exchange rate fluctuations;
☒	Our future financing needs; and
☒	Our ability to attract additional investment capital on attractive terms.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

ASSETS
	September 30,	December 31,
	2012	2011
	(As restated, Note 1)
CURRENT ASSETS
Cash and cash equivalents	$10,392,722	$8,822,581
Accounts receivable	42,180,694	50,634,388
Inventories	50,443,951	36,874,804
Value added tax receivable	3,915,996	1,908,436
Other receivables and prepaid expenses	1,717,388	1,122,570
Advances on inventory purchases	6,629,609	2,177,544
Amounts due from related parties	65,373	17,623,712
Total Current Assets	115,345,733	119,164,035

LAND USE RIGHT, NET	2,806,943	2,845,552
PROPERTY AND EQUIPMENT, NET	14,875,971	13,210,628
TOTAL ASSETS	$133,028,647	$135,220,215

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Bank loans	$38,564,625	$29,185,381
Accounts payable	39,545,072	41,466,844
Accounts payable and other payables - related parties	1,078,145	2,759,003
Other payables and accrued liabilities	13,702,970	5,996,434
Value added and other taxes payable	2,012,463	2,268,872
Income tax payable	301,758	368,714
Deferred tax liabilities	2,968,782	2,460,377
Derivative liability	9,000	-
Total Current Liabilities	98,182,815	84,505,625

LONG-TERM LIABILITIES
Derivative liability	-	390,800
Total Long-term Liabilities	-	390,800
TOTAL LIABILITIES	98,182,815	84,896,425

COMMITMENTS AND CONTINGENCIES

EQUITY
Stockholders' equity of the Company:
Preferred stock ($.001 par value, authorized 5,000,000 shares,
no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares,
14,772,270 and 14,760,873 shares issued and outstanding
as of September 30, 2012 and December 31, 2011, respectively)	14,772	14,761
Additional paid-in capital	3,552,166	3,532,369
Retained earnings	41,723,143	34,976,853
Statutory reserve	5,311,921	5,311,921
Accumulated other comprehensive income	6,494,953	6,487,886
Amounts due from related party	(22,251,123)	-
Total Stockholders' Equity	34,845,832	50,323,790

TOTAL LIABILITIES AND EQUITY	$133,028,647	$135,220,215

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

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

	2012	2011
	(As restated, Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,746,291	$7,573,848
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,567,779	2,681,508
Change in fair value of derivative liability	(381,800)	(345,800)
Deferred income tax	495,875	678,614
Interest on loans from related party	-	909
Stock-based compensation	19,809	19,989
Changes in operating assets and liabilities:
Accounts receivable	8,677,358	(239,497)
Inventories	(13,797,187)	(8,669,126)
Provision for obsolete inventories	399,431	-
Value added tax receivable	(1,997,840)	(2,930,136)
Other receivables and prepaid expenses	(409,176)	128,107
Advances on inventory purchases	(4,620,904)	66,428
Amounts due from related parties	16,878,539	(6,763,734)
Accounts payable	(2,041,985)	2,673,708
Accounts payable and other payables- related parties	(1,660,356)	102,046
Other payables and accrued liabilities	7,560,031	1,416,623
Value added and other taxes payable	(258,968)	56,039
Income tax payable	(77,826)	317,904
Net cash provided by (used in) operating activities	19,099,071	(3,232,570)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(5,109,172)	(2,708,530)
Net cash used in investing activities	(5,109,172)	(2,708,530)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	47,783,252	46,477,661
Repayment of bank loans	(38,552,628)	(35,238,760)
Repayment of loans from related party	-	(1,000,720)
Advances to related party	(21,490,190)	-
Net cash(used in) provided by financing activities	(12,259,566)	10,238,181

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(160,192)	193,209

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,570,141	4,490,290

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,822,581	3,691,653

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,392,722	$8,181,943

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$1,454,157	$931,401
Income taxes	$583,429	570,055

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

Subsequent to the issuance of the Company’s September 30, 2012 consolidated interim financial statements, the Company determined that it had incorrectly reported the amount the Company provided to Jiangsu Ever-Glory under the counter-guarantee as a current receivable from Jiangsu Ever-Glory on its quarterly reports on Form 10-Q for the quarters ended March 31, 2012, June 30, 2012, and September 30, 2012.  Because certain of the receivables from Jiangsu Ever-Glory at the aforementioned quarters arose as a result of financing transactions, rather than from trading transactions, the advances under the counter-guarantee are analogous to unpaid subscriptions or unpaid capital contributions and accordingly should be recorded as contra equity in accordance with SEC SAB Topics 4E and 4G (see Note 8).  Accordingly the Company’s September 30, 2012 interim financial statements have been restated resulting in a decrease in both amounts due from related parties and stockholders’ equity of $22,251,123.  The reclassification does not affect previously reported amounts for revenue, income from operations, net income or earnings per share.

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

As of September 30, 2012 and December 31, 2011, the Company has a derivative liability subject to recurring fair value measurement (Level 3) with the change in fair value recognized in earnings (Note 5).

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

On August 21, 2012, Ever-Glory Apparel entered into a one-year line of credit agreement for approximately $13.11 million (RMB83 million) with Everbright Bank guaranteed by Jiangsu Ever-Glory and Mr. Kang.  The line of credit is also collateralized by assets of Jiangsu Ever-Glory under a collateral agreement executed between the Company, Jiangsu Ever-Glory and the bank. As of September 30, 2012, Ever-Glory Apparel had borrowed $3.16 million (RMB20.0 million) from Everbright Bank, with an annual interest rate of 6.3% and due in September 2013.

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

Purchases from, and Sub-contracts with Related Parties

In connection with the Company’s tax planning strategies relating to value-added taxes, raw materials are sourced by the Company in the PRC and shipped to related party contract manufacturers in Vietnam and Cambodia. The raw materials were originally purchased by the Company and, through a series of transactions, were sold at cost to, and repurchased at cost from, Jiangsu Ever-Glory. These transactions amounted to approximately $1.0 million (RMB 6.3 million) and $1.2 million (RMB7.5 million) during the nine months ended September 30, 2012 and 2011, and have been netted against each other for financial reporting purposes.

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

Amounts Due From Related Parties

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

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter-guarantee in the form of cash of not less than 70%of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of September 30, 2012, Jiangsu Ever-Glory has provided guarantees for approximately US$ 40.26 million (RMB 255 million) of lines of credit obtained by the Company. Jiangsu Ever-Glory and its 20.31% owned equity investee, Nanjing Knitting, have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately US$16.32 million (RMB 103 million).  Mr. Kang has also provided a personal guarantee for US$ 21.95 million (RMB 139 million).  During the nine months ended September 30, 2012, US$ 21.49 million (RMB 136 million) was provided to Jiangsu Ever-Glory under the counter-guarantee, all of which was outstanding at September 30, 2012.

Interest of 0.5% is charged on net amounts due at each month end. Interest income amounted to $355,211 and $208,199 for the three months ended September 30, 2012 and 2011, respectively; and $918,506 and $347,694 for the nine months ended September 30, 2012 and 2011, respectively.

Following is a summary of the balances as of September 30, 2012:

Related Party	Type of transaction	September 30 2012 (As restated, Note 1)	December 31 2011
Jiangsu Ever-glory	Accounts receivable	$1,132,287	$19,999,373
Jiangsu Ever-glory	Accounts payable	(1,289,859)	(2,399,226)
Jiangsu Ever-glory	Interest income	918,505	-
Jiangsu Ever-glory	Counter guarantee deposit	$21,490,190	-
Total		$22,251,123	$17,600,147

At September 30, 2012, amounts due from Jiangsu Ever-Glory have been classified as a reduction of equity, consistent with the guidance in SEC Staff Accounting Bulletins 4E and 4G because the receivables arose as a result of financing transactions.

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

Wholesale Business

We conduct our original design manufacturing (“ODM”) operations through five wholly-owned subsidiaries which are located in the Nanjing Jiangning Economic and Technological Development Zone and Shang Fang Town in the Jiangning District in Nanjing, China: Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”), Goldenway Nanjing Garments Company Limited (“Goldenway”), Nanjing New-Tailun Garments Company Limited (“New Tailun”), Nanjing Catch-Luck Garments Co., Ltd. (“Catch-Luck”) and Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”). One wholly-owned subsidiary is located in Samoa: Ever-Glory International Group (HK) Ltd. ("Ever-Glory HK").

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

The primary business objective for our wholesale segment is to expand our portfolio into higher-class brands, expand our customer base and improve our profit. We believe that our growth opportunities and continued investment initiatives include:

☒	Expand our global sourcing network

☒	Expand our overseas low-cost manufacturing base (outside of mainland China);

☒	Focus on high value-added products and continue our strategy to produce mid to high end apparel;

☒	Continue to emphasize product design and technology utilization;

☒	Seek strategic acquisitions of international distributors that could enhance global sales and our distribution network; and

☒	Maintain stable revenue increases in the markets while shifting focus to higher margin wholesale markets such as mainland China.

Retail Business

The business objective for our retail segment is to establish a leading brand of women’s apparel and to build a nationwide retail network in China. As of September 30, 2012, we have 644 stores (including store-in-stores) which include 218 stores that were opened and 41 stores that were closed during the nine months ended September 30, 2012.

We believe that our growth opportunities and continued investment initiatives include:

☒	Build the LA GO GO brand to be recognized as a major player in the mid-end women's apparel market in China;

☒	Expand the LA GO GO retail network throughout China;

☒	Improve the LA GO GO retail stores’ efficiency and increase same-store sales;

☒	Continue to launch LA GO GO flagship stores in Tier-1 Cities and increase penetration and coverage in Tier-2 and Tier-3 Cities; and

☒	Become a multi-brand operator by seeking opportunities for long-term cooperation with reputable international brands and by facilitating international brands entry into the Chinese market.

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

Revenue Recognition

We recognize wholesale revenue from product sales, net of value-added taxes, upon delivery for local sales and upon shipment of the products for export sales, at such time title passes to the customer provided that (i) there are no uncertainties regarding customer acceptance (ii) persuasive evidence of an arrangement exists (iii) the sales price is fixed and determinable, and (iv) collectability is deemed probable. We recognize wholesale revenue from manufacturing fees charged to buyers for the assembly of garments from materials provided by the buyers upon completion of the manufacturing process and shipment of the products for export sales, provided that (i) there are no uncertainties regarding customer acceptance (ii) persuasive evidence of an arrangement exists (iii) the sales price is fixed and determinable, and (iv) collectability is deemed probable. Retail sales are recorded at the time of register receipt.

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

For our wholesale business gross profit for the three months ended September 30, 2012 was $6.8 million, a decrease of 4.8% compared to the three months ended September 30, 2011. As a percentage of wholesale sales, gross profit accounted for 15.1% of our total wholesale sales for the three months ended September 30, 2012, a decrease of 1.8% compared to 16.9% for the three months ended September 30, 2011. The decrease was mainly due to the higher outsourced manufacturing costs.

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

Sales generated from our wholesale business contributed 61.5% or $104.4 million of our total sales for the nine months ended September 30, 2012, a decrease of 10.3% compared to $116.3 million in the nine months ended September 30, 2011. This decrease was primarily attributable to decreased sales in Germany and The United States. The reduced sales in the wholesale segment were primarily due to global economic uncertainty and instability. The slow recovery of the future economies represented by Europe and the US has a serious impact on China’s apparel exports. Therefore, our overseas wholesale business also faced declining orders.

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

Outsourced manufacturing costs for our wholesale business were 30.6% of our total sales in the nine months ended September 30, 2012, compared to 30.5% in the nine months ended September 30, 2012.

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

General and administrative expenses were $11.4 million in the nine months ended September 30, 2012. an increase of 16.2% compared to the nine months ended September 30, 2011. As a percentage of total sales, general and administrative expenses increased to 6.7% of total sales for the nine months ended September 30, 2012, compared to 6.5% of total sales for the nine months ended September 30, 2011. The increase was attributable to an increase in the number of retail management personnel.

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

Summary of Cash Flows

Net cash provided by operating activities was $19.1 million for the nine months ended September 30, 2012, compared with $3.2 million used in operating activities during the nine months ended September 30, 2011. The increase was mainly due to the decrease in amounts due from related parties.

Net cash used in investing activities was $5.1 million for the nine months ended September 30, 2012, compared with $2.7 million during the nine months ended September 30, 2011. The increase was mainly due to increased equipment purchases.

Net cash used in financing activities was $12.3 million for the nine months ended September 30, 2012, compared with $10.2 million provided by financing activities during the nine months ended September 30, 2011. During the nine months ended September 30, 2012, we repaid $38.6 million of bank loans and received bank loan proceeds of $47.8 million. We also advanced $21.5 million to a related party under the counter-guarantee agreement.

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of $10.4 million, other current assets of $105.0 million and current liabilities of $98.2 million. We presently finance our operations primarily from cash flows from operations and bank loans and we anticipate that these will continue to be our primary sources of funds to finance our short-term cash needs.

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

On August 21, 2012, Ever-Glory Apparel entered into a one-year line of credit agreement for approximately $13.11 million (RMB83 million) with Everbright Bank guaranteed by Jiangsu Ever-Glory and Mr. Kang.  The line of credit is also collateralized by assets of Jiangsu Ever-Glory under a collateral agreement executed between the Company, Jiangsu Ever-Glory and the bank. As of September 30, 2012, Ever-Glory Apparel had borrowed $3.16 million (RMB20.0 million) from Everbright Bank, with an annual interest rate of 6.3% and due in September 2013.

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

Amounts due from related party

We have historically relied on debt financing from Chinese banks to satisfy our financing needs.  Due to Chinese banks’ stringent underwriting policies to non-state-owned businesses, borrowers generally have to provide land use rights as collateral or obtain third party guarantees from either high-net-worth individuals or businesses with strong credit histories with the banks.   Although we have certain land use rights available to be used as collateral, the value of these rights are inadequate for us to obtain sufficient bank loans to support our projected growth. As of September 30, 2012, Jiangsu Ever-Glory provided guarantees for approximately US$ 40.26 million (RMB 255 million) of lines of credit we obtained from Chinese banks. Jiangsu Ever-Glory and its 20.31% owned equity investee also provided certain of their assets as collateral. The value of the collateral provided, as per appraisals obtained by the banks in connection with the lines of credit, is approximately US$16.32 million (RMB 103 million). In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory, we orally agreed to provide Jiangsu Ever-Glory a counter-guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by us. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay interest at an annual rate of 6.0% of amounts provided. The oral agreements between us and Jiangsu Ever-Glory have been documented in a written Counter-Guarantee Agreement dated April 15, 2013, that was filed as an exhibit to our Annual Report on Form 10-K filed on April 16, 2013. During the nine months ended September 30, 2012, the Company provided an amount of US$21.49 million (RMB 136 million) from its bank borrowings to Jiangsu Ever-Glory under the counter-guarantee, all of which was outstanding as of September 30, 2012.

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

ITEM 1A. RISK FACTORS

The following risk factors were included in our Form 10-K for fiscal year ended December 31, 2012 as a result of the counter-guarantee:

There maybe conflicts of interest between Mr. Kang’s role as the Chairman of the Board and CEO of our Company and his role as the majority owner of other entities that we do business with.

We had certain transactions with Jiangsu Ever-Glory International Enterprise Group Company (“Jiangsu Ever-Glory”), an entity majority owned and controlled by Mr. Kang. Jiangsu Ever-Glory is engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other businesses We utilized Jiangsu Ever-Glory as our agent to agent to assist with our import and export transactions and our international transportation projects. Import transactions primarily consist of purchases of raw materials and accessories designated by the Company’s customers for use in garment manufacture. Export transactions consist of our sales to markets outside of China. In return for these services, Jiangsu Ever-Glory charged us a fee of approximately 3% of export sales manufactured in China and 1% of export sales manufactured overseas. For import transactions, we may make advance payments, through Jiangsu Ever-Glory, for the raw material purchases, or Jiangsu Ever-Glory may make advance payments on our behalf. For export transactions, accounts receivable for export sales are remitted by our customers through Jiangsu Ever-Glory, who forwards the payments to us. We and Jiangsu Ever-Glory have agreed that balances from import and export transactions may be offset. Amounts due to (from) Jiangsu Ever-Glory are typically settled within 60-90 days. Accounts receivable at September 30, 2012 and December 31, 2011 was US$ 1.1 million and US$ 20 million respectively. Accounts payable at September 30, 2012 and December 31, 2011 was US$ 1.29 million and US$ 2.4 million respectively.  We charge an interest of 0.5% (an annual interest of 6%) on net amounts due at each month end. Interest income amounted to US$ 0.36 million and US$ 0.21 million for the three months ended September 30, 2012 and 2011, respectively; and US$ 0.92 million and US$ 0.35 million for the nine months ended September 30, 2012 and 2011, respectively.

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter-guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of September 30, 2012, Jiangsu Ever-Glory have provided guarantees for approximately US$ 40.26 million (RMB 255 million) of lines of credit obtained by the Company. Jiangsu Ever-Glory, and its 20.31% owned equity investee, Nanjing Knitting, have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately US$16.32 million (RMB 103 million).  Mr. Kang has also provided a personal guarantee for US$21.95 million (RMB 139 million).  During nine months ended September 30, 2012, US$21.49 million (RMB 136 million) was provided to Jiangsu Ever-Glory under the counter-guarantee, all of which was outstanding at September 30, 2012.

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

ITEM2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

10.1	Counter-Guarantee Agreement entered on April 15, 2013 between the Company and Jiangsu Ever-Glory included in our Form 10-K for fiscal year ended December 31, 2012.

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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