Form 10-Q
period 2013-03-31
Ever-Glory International Group, Inc.
filed 2013-05-15
CIK 943184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Yes  ☐   No ☒

As of May 8, 2013, 14,777,610 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.              Financial Statements

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012

ASSETS
	2013	2012

CURRENT ASSETS
Cash and cash equivalents	$16,604,182	$9,365,958
Accounts receivable	58,162,906	68,513,893
Inventories	43,658,961	46,038,456
Value added tax receivable	2,655,326	2,866,018
Other receivables and prepaid expenses	1,662,926	1,910,383
Advances on inventory purchases	4,248,583	3,596,860
Amounts due from related parties	2,282,661	8,680
Total Current Assets	129,275,545	132,300,248

LAND USE RIGHT, NET	2,799,303	2,801,472
PROPERTY AND EQUIPMENT, NET	16,302,813	16,068,735
TOTAL ASSETS	$148,377,661	$151,170,455

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Bank loans	$41,903,119	$46,919,680
Payable to officers and employees	2,354,886	2,341,574
Accounts payable	37,954,888	49,700,392
Accounts payable and other payables - related parties	3,850,006	3,158,814
Other payables and accrued liabilities	8,644,250	10,547,190
Value added and other taxes payable	5,100,015	4,189,211
Income tax payable	925,099	952,652
Deferred tax liabilities	3,589,682	3,109,095
Derivative liability	2,000	294,000
Total Current Liabilities	104,323,945	121,212,608
TOTAL LIABILITIES	104,323,945	121,212,608

COMMITMENTS AND CONTINGENCIES

EQUITY
Stockholders' equity of the Company:
Preferred stock ($.001 par value, authorized 5,000,000 shares,
no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares,
14,777,610 and 14,772,270 shares issued and outstanding
as of March 31, 2013 and December 31, 2012, respectively)	14,777	14,772
Additional paid-in capital	3,562,243	3,552,166
Retained earnings	49,861,080	46,774,001
Statutory reserve	6,317,715	6,317,715
Accumulated other comprehensive income	7,181,012	6,873,170
Amounts due from related party	(22,883,111)	(33,573,977)
Total Stockholders' Equity	44,053,716	29,957,847

TOTAL LIABILITIES AND EQUITY	$148,377,661	$151,170,455

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

	2013	2012

NET SALES	$78,311,490	$53,226,173

COST OF SALES	58,018,567	41,623,185

GROSS PROFIT	20,292,923	11,602,988

OPERATING EXPENSES
Selling expenses	11,851,296	5,834,192
General and administrative expenses	4,472,447	3,005,276
Total Operating Expenses	16,323,743	8,839,468

INCOME FROM OPERATIONS	3,969,180	2,763,520

OTHER (EXPENSES) INCOME
Interest income	295,602	281,484
Interest expense	(791,529)	(546,041)
Change in fair value of derivative liability	292,000	110,800
Other income	31,457	36,303
Total Other Expenses	(172,470)	(117,454)

INCOME BEFORE INCOME TAX EXPENSE	3,796,710	2,646,066

INCOME TAX EXPENSE	(709,631)	(524,856)

NET INCOME	3,087,079	2,121,210

OTHER COMPREHENSIVE INCOME:

Foreign currency translation gain	307,842	396,366

COMPREHENSIVE INCOME	$3,394,921	$2,517,576

NET INCOME PER SHARE

Basic and diluted	$0.21	$0.14
Weighted average number of shares outstanding
Basic and diluted	14,774,109	14,761,687

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,087,079	$2,121,210
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation and amortization	1,630,645	1,160,636
Reduction in obsolete inventories	(7,776)	-
Change in fair value of derivative liability	(292,000)	(110,800)
Deferred income tax	462,621	381,752
Stock-based compensation	10,082	9,836
Changes in operating assets and liabilities
Accounts receivable	10,700,670	14,852,591
Accounts receivable - related parties	-	7,530
Inventories	2,634,082	5,000,492
Value added tax receivable	226,843	(14,241)
Other receivables and prepaid expenses	98,044	(77,904)
Advances on inventory purchases	(470,766)	464,034
Amounts due from related party	(2,403,246)	3,257,983
Accounts payable	(12,019,711)	(12,273,787)
Accounts payable and other payables- related parties	691,972	(741,899)
Other payables and accrued liabilities	(1,960,716)	(1,142,719)
Value added and other taxes payable	886,502	11,229
Income tax payable	(33,020)	(56,211)
Net cash provided by operating activities	3,241,305	12,849,732

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,755,269)	(732,195)
Net cash used in investing activities	(1,755,269)	(732,195)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	22,468,567	13,500,297
Repayment of bank loans	(27,748,567)	(17,834,408)
Advances to related party	(4,812,775)	(3,986,640)
Repayment from related party	15,806,585	-
Net cash provided by (used in) financing activities	5,713,810	(8,320,751)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	38,378	164,935

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,238,224	3,961,721

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,365,958	8,822,581

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,604,182	$12,784,302

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$791,529	$546,041
Income taxes	$171,084	$214,745

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
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

The Company’s wholesale operations are provided primarily through the Company’s wholly-owned PRC subsidiaries, Goldenway Nanjing Garments Co. Ltd. (“Goldenway”), Nanjing Catch-Luck Garments Co. Ltd. (“Catch-Luck”), Nanjing New-Tailun Garments Co. Ltd (“New-Tailun”), Ever-Glory International Group Apparel Inc.(“Ever-Glory Apparel”) and Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”), and the Company’s wholly-owned Samoa subsidiary, Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”).  The Company’s retail operations are provided through its wholly- owned subsidiary, Shanghai LA GO GO Fashion Company Limited (“LA GO GO”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of March 31, 2013, the condensed consolidated statements of comprehensive income, and cash flows for the three months ended March 31, 2013 and 2012. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. Wholesale revenues are generally higher in the third and fourth fiscal quarters, while retail revenues are generally higher in the first and fourth fiscal quarters. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

At March 31, 2013, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions that management considers to be of a high quality.

As of March 31, 2013 and December 31, 2012, The Company has a derivative liability subject to recurring fair value measurement ( Level 3) with the change in fair value recognized in earnings (Note 5).

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

NOTE 3 INVENTORIES

Inventories at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
Raw materials	$7,514,939	$5,687,612
Work-in-progress	9,812,580	7,296,733
Finished goods	30,061,532	36,770,852
	47,389,051	49,755,197
Less: allowance for obsolete inventories	(3,730,090)	(3,716,741)
Total inventories	$43,658,961	$46,038,456

NOTE 4	PAYABLE TO OFFICERS AND EMPLOYEES

The Company established a benefit plan in September 2012.  Under this plan, eligible employees may make loans to the Company and earn interest equal to prevailing China bank loan interest rates, normally two to four times rates on savings accounts.  The maximum loan amount cannot exceed RMB 500,000, RMB 300,000 and RMB 200,000 made by mid-level or above managers, supervisors or employees who have worked in the Company for more than 5 years, and other eligible employees, respectively. The loans can be made only in the period from September 1, 2012 to December 31, 2012.  In order to be eligible for this plan, employees must have worked for the Company for at least three years.  The annual interest rate on the loans varies in line with changes in China bank loan interest rates.  During the first quarter of 2013, the loan interest rate was 6.0% and the loans are payable on demand.   The total loans payable as of March 31, 2013 and December 31, 2012 to the officers and employees are listed below:

	March 31, 2013	December 31, 2012
Payable to officers:	$73,232	$72,818
Payable to employees:	2,281,654	2,268,756
Total:	$2,354,886	$2,341,574

NOTE 5 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Bank loans consisted of the following at March 31, 2013 and December 31, 2012:

Bank	March 31, 2013	December 31, 2012
Nanjing Bank	$15,124,000	$16,743,277
Shanghai Pudong Development Bank	6,368,000	7,014,833
Bank of Communications	6,686,400	6,953,834
HSBC	3,138,741	5,414,316
Everbright Bank	3,184,000	3,166,000
China Minsheng Banking	3,597,474	4,239,800
Bank of China	3,804,504	3,387,620
	$41,903,119	$46,919,680

On August 2, 2010, Goldenway entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.96 million (RMB50 million). The line of credit is guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. The line of credit also collateralized by the Company’s property and equipment. As of March 31, 2013, Goldenway had borrowed $7.96 million (RMB50 million) under this line of credit from Nanjing Bank with an annual interest rate of 5.88% and due on various dates from April 2013 to September 2013. Approximately $1.59 million (RMB10 million) was repaid subsequent to March 31, 2013.

On May 11, 2012, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.55 million (RMB60 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory. As of March 31, 2013, Ever-Glory Apparel had borrowed $4.78 million under this line of credit with an annual interest rate from 5.88% to 6.89% and due on various dates from May 2013 to July 2013. At March 31, 2013, approximately $4.77 million was unused and available under this line of credit.

On April 10, 2012, LA GO GO entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.18 million (RMB20 million). The line of credit is guaranteed by Jiangsu Ever-Glory and Mr. Kang. As of March 31, 2013, LA GO GO had borrowed $2.39 million (RMB15 million) under this line of credit with annual interest rates ranging from 6.29% to 6.9% and due on various dates from April 2013 to September 2013. At March 31, 2013, approximately $0.79 million (RMB5 million) was unused and available under this line of credit. Approximately $0.79 million (RMB5 million) was repaid subsequent to March 31, 2013.

On January 4, 2011, Goldenway entered into a line of credit agreement for approximately $6.37 million (RMB40 million) with Shanghai Pudong Development Bank. As of March 31, 2013, Goldenway had borrowed the maximum amount available under the line of $6.37 million (RMB40 million), with an annual interest rate of 6.3%. These loans are collateralized by certain properties and land use rights of Goldenway, and are due in November 2013.

As of March 31, 2013, Ever-Glory Apparel had borrowed $5.09 million (RMB32 million) from the Bank of Communications with an annual interest rate of 6.3%, and due in February 2014. The loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang.  This loan is also collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed between the Company, Jiangsu Ever-Glory, Nanjing Knitting and the bank.

As of March 31, 2013, LA GO GO had borrowed $1.59 million (RMB10 million) from the Bank of Communications with annual interest rates ranging from 6.06% to 6.37% and due on various dates from June to July 2013. This loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang.

On July 29, 2011, Ever-Glory Apparel and Perfect Dream collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $7.0 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of March 31, 2013, Ever-Glory Apparel had borrowed $3.14 million from HSBC with an annual interest rates ranging from 5.32% to 5.6%, due on various dates from April to June 2013, and collateralized by approximately $4.5 million of accounts receivable from wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of March 31, 2013, approximately $3.86 million was unused and available.

On August 21, 2012, Ever-Glory Apparel entered into a line of credit agreement for approximately $13.21 million (RMB83 million) with Everbright Bank guaranteed by Jiangsu Ever-Glory and Mr. Kang.  The line of credit is also collateralized by assets of Jiangsu Ever-Glory under a collateral agreement executed between the Company, Jiangsu Ever-Glory and the bank.  As of March 31, 2013, Ever-Glory Apparel had borrowed $3.18 million (RMB20 million) from Everbright Bank, with an annual interest rate of 6.3% and due in September 2013. At March 31, 2013, approximately $10.03 million (RMB63 million) was unused and available under this line of credit.

As of March 31, 2013, Ever-Glory Apparel had borrowed $3.60 million from China Minsheng Banking, with annual interest rates ranging from 2.8% to 3.04% due on various dates from April to May 2013. This loan is guaranteed by Goldenway. Approximately $3.6 million was repaid subsequent to March 31, 2013.

On November 16, 2012, Ever-Glory Apparel entered into a line of credit agreement for approximately $4.14 million (RMB26 million) with Bank of China guaranteed by Jiangsu Ever-Glory and Mr. Kang.  The line of credit is also collateralized by assets of Jiangsu Ever-Glory under a collateral agreement executed between the Company, Jiangsu Ever-Glory and the bank.  As of March 31, 2013, Ever-Glory Apparel had borrowed $3.80 million under this line of credit with an annual interest rates ranging from 1.65% to 6.05%, and due on various dates from April to September 2013, and collateralized by approximately $2.6 million of accounts receivable from wholesale customers. As of March 31, 2013, approximately $0.34 million was unused and available. Approximately $0.4 million was repaid subsequent to March 31, 2013.

Total interest expense on bank loans amounted to $791,529 and $546,041 for the three month ended March 31, 2013 and 2012, respectively.

NOTE 6 DERIVATIVE WARRANT LIABILITY

The Company has warrants outstanding to purchase an aggregate of 840,454 shares of Company common stock, which warrants require liability classification because of certain provisions that may result in an adjustment to their exercise price. The liability has been adjusted to fair value as of March 31, 2013 and 2012, resulting in a decrease in the liability and increase in other income of $292,000 and $110,800 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 7 INCOME TAX

Pre-tax income for the three months ended March 31, 2013 and 2012 was taxable in the following jurisdictions:

	2013	2012
PRC	$2,684,636	$1,767,942
Samoa	826,471	830,523
BVI	(1,315)	(64,363)
Others	286,918	111,964
	$3,796,710	$2,646,066

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

Ever-Glory HK was incorporated in Samoa, and under the current laws of Samoa has no liabilities for income taxes.

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three months ended March 31, 2013 and 2012:

	2013	2012
PRC statutory rate	25.0%	25.0%
Non-taxable items	(2.6)	(1.4)
Effect of foreign income tax rates	(5.4)	(7.2)
Other	1.7	3.4
Effective income tax rate	18.7%	19.8%

Income tax expense for the three months ended March 31, 2013 and 2012 is as follows:

	2013	2012
Current	$229,044	$143,104
Deferred	480,587	381,752
Income tax expense	$709,631	$524,856

NOTE 8 EARNINGS PER SHARE

The following demonstrates the calculation for earnings per share for the three months ended March 31, 2013 and 2012:

	2013	2012
Net income	$3,087,079	$2,121,210

Weighted average number of common shares –Basic and diluted	14,774,109	14,761,687

Earnings per share –Basic and diluted	$0.21	$0.14

For each of the three months ended March 31, 2013 and 2012, the Company excluded 840,454 warrants outstanding from diluted earnings per share because the exercise price of $3.20 exceeded the average trading price of $1.93 and $1.75 for the three months ended March 31, 2013 and 2012, respectively, making these warrants anti-dilutive.

NOTE 9 STOCKHOLDERS’ EQUITY

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

Purchases from and Sub-contracts with Related Parties

The Company purchased raw materials from Nanjing Knitting totaling $83,238 and $634,609 during the three months ended March 31, 2013 and 2012, respectively.

In addition, the Company sub-contracted certain manufacturing work to related companies totaling $3,985,507 and $2,825,570 for the three months ended March 31, 2013 and 2012, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the three months ended March 31, 2013 and 2012 are as follows:

	March 31, 2013	March 31, 2012
Nanjing High-Tech	$21,306	$634,609
Nanjing Ever-Kyowa	267,985	165,217
Ever-Glory Vietnam	1,919,106	829,469
Ever-Glory Cambodia	1,774,527	1,186,513
EsC'eLav	2,583	5,948
Jiangsu Ever-Glory	-	3,814
Total	$3,985,507	$2,825,570

Accounts Payable – Related Parties

The Company purchases raw materials from and subcontracts some of its production to related parties. Accounts payable to related parties at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Nanjing Knitting	$370,393	$756,842
Nanjing Ever-Kyowa	99,187	128,505
Ever-Glory Vietnam	2,707,017	2,183,039
Ever-Glory Cambodia	665,147	90,428
Kunshan enjin	8,262	-
Total	$3,850,006	$3,158,814

Amounts Due From Related Party

The amounts due from related parties at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
EsC'eLav	$17,929	$8,680
Nanjing Eight-One-Five Hi-tech (M&E) Co., Ltd.	3,980	-
Jiangsu Ever-Glory	25,143,863	33,573,977
Total	$25,165,772	$33,582,657

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

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of March 31, 2013, Jiangsu Ever-Glory has provided guarantees for approximately US$ 44.74 million (RMB 281 million) of lines of credit obtained by the Company. Jiangsu Ever-Glory, and its 20.31% owned equity investee, Nanjing Knitting, have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately US$21.01 million (RMB 132 million).  Mr. Kang has also provided a personal guarantee for US$22.13 million (RMB 139 million). During the three months ended March 31, 2013, US$4.82 million (RMB30.25 million) was provided to Jiangsu Ever-Glory under the counter-guarantee. US$21.33 million (RMB134 million) was outstanding at March 31, 2013. This amount plus accrued interest of $1.6 million have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. At the end of April 2013, the Company and Jiangsu Ever-glory orally agreed to reduce the Counter-guarantee amount to be 50% of the aggregate amount of lines of credit by the end of the second quarter of 2013.

Interest of 0.5% is charged on net amounts due at each month end. Interest income for the years ended March 31, 2013 and 2012 was approximately $0.3 million and $0.3 million, respectively.

Following is a summary of balances at March 31, 2013 and December 31, 2012:

Related Party	Type of transaction	March 31, 2013	December 31, 2012
Jiangsu Ever-glory	Accounts receivable	$1,013,820	$214,226
Jiangsu Ever-glory	Advance/(Accounts payable)	1,246,932	(53,680)
Jiangsu Ever-glory	Interest income	1,550,311	1,262,701
Jiangsu Ever-glory	Counter guarantee deposit	21,332,800	32,150,730
Total		$25,143,863	$33,573,977

NOTE 10 CONCENTRATIONS AND RISKS

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Based on management’s assessment of the amount of probable credit losses, if any, in existing accounts receivable, management has concluded that no allowance for doubtful accounts is necessary at March 31, 2013 and December 31, 2012. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions in the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability.

For the three-month period ended March 31, 2013, the Company had two wholesale customers that represented approximately 13% and 11% of the Company’s revenues. For the three-month period ended March 31, 2012, the Company had two wholesale customers that represented approximately 15% and 13% of the Company’s revenues.

For the wholesale business, the Company did not rely on any one raw material supplier that represented more than 10% of the total raw material purchases during the three months ended March 31, 2013 and 2012.

For the retail business, the Company did not rely on any one raw material supplier that represented more than 10% of the total raw material purchases during the three months ended March 31, 2013. The Company relied on two raw material suppliers that represented approximately 24% and 11% of raw material purchases during the three months ended March 31, 2012.

For the wholesale business, during the three months ended March 31, 2013, the Company relied on two manufacturers that represented 13% and 12% of finished goods purchases, and during the three months ended March 31, 2012, the Company relied on three manufacturers for 15%, 12% and 11% of purchased finished goods. The first two manufacturers are related party companies. Ever-Glory Vietnam and Ever-Glory Cambodia.

For the retail business, the Company did not rely on any one supplier that represented more than 10% of the total finished goods purchases during the three months ended March 31, 2013 and 2012.

The Company’s revenues for the three months ended March 31, 2013 and 2012 were earned in the following geographic areas:

	2013	2012
The People’s Republic of China(PRC)	$13,031,064	$7,942,831
Germany	4,371,333	5,464,693
United Kingdom	2,864,634	3,365,159
France	3,412,988	4,089,760
Europe-Other	554,627	474,673
Japan	3,698,834	6,107,149
United States	3,726,975	3,216,258
Total wholesale business	31,660,455	30,660,523
Retail business-PRC	46,651,035	22,565,650
Total	$78,311,490	$53,226,173

NOTE 11 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)  Wholesale segment

(b)  Retail segment

The Company also provides general corporate services to its segments and these costs are reported as "corporate and others”:

	Wholesale segment	Retail segment	Total
March 31,2013
Segment profit or loss:
Net revenue from external customers	$31,660,455	$46,651,035	$78,311,490
Income from operations	$2,792,628	$1,176,552	$3,969,180
Interest income	$291,927	$3,675	$295,602
Interest expense	$734,027	$57,502	$791,529
Depreciation and amortization	$233,711	$1,396,934	$1,630,645
Income tax expense	$428,154	$281,477	$709,631

March 31,2012
Segment profit or loss:
Net revenue from external customers	$30,660,523	$22,565,650	$53,226,173
Income from operations	$2,527,004	$236,516	$2,763,520
Interest income	$278,299	$3,185	$281,484
Interest expense	$514,561	$31,480	$546,041
Depreciation and amortization	$250,465	$910,171	$1,160,636
Income tax expense	$472,405	$52,451	$524,856

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months  ended March 31, 2013 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We are a leading apparel supply-chain manager and retailer in China. We are listed on the NYSE MKT under the symbol of “EVK”.

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

Retail Business

The business objective for our retail segment is to establish a leading brand of women’s apparel and to build a nationwide retail network in China. As of March 31, 2013, we have 755 stores (including store-in-stores) which included 32 stores that were opened and 4 stores that were closed in first quarter of 2013.

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

Estimates and Assumptions

In preparing our consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates in 2013 and 2012 include the assumptions used to value warrants and the estimates of the allowance for deferred tax assets.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2013 and 2012. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended March 31,
	2013		2012
	(in U.S. Dollars, except for percentages)
Sales	$78,311,490	100.0%	$53,226,173	100.0%
Gross Profit	$20,292,923	25.9%	$11,602,988	21.8%
Operating Expense	$16,323,743	20.8%	$8,839,468	16.6%
Income From Operations	$3,969,180	5.1%	$2,763,520	5.2%
Other Expenses	$172,470	0.2%	$117,454	0.2%
Income Tax Expense	$709,631	0.9%	$524,856	1.0%
Net Income	$3,087,079	3.9%	$2,121,210	4.0%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended March 31, 2013 and 2012.

					Growth in 2013
					compared with
	2013	% of total sales	2012	% of total sales	2012
Wholesales business
The People’s Republic of China	$13,031,064	16.6%	$7,942,831	14.9%	64.1%
Germany	4,371,333	5.6	5,464,693	10.3	(20.0)
United Kingdom	2,864,634	3.7	3,365,159	6.3	(14.9)
France	3,412,988	4.3	4,089,760	7.7	(16.5)
Europe-Other	554,627	0.7	474,673	0.9	16.8
Japan	3,698,834	4.7	6,107,149	11.5	(39.4)
United States	3,726,975	4.8	3,216,258	6.0	15.9
Total wholesale business	31,660,455	40.4	30,660,523	57.6	3.3
Retail business	46,651,035	59.6	22,565,650	42.4	106.7
Total	$78,311,490	100.0%	$53,226,173	100.0%	47.1%

Total sales for the three months ended March 31, 2013 were $78.3 million, an increase of 47.1% from the three months ended March 31, 2012. This increase was primarily attributable to a 106.7% increase in sales in our retail business as well as a 3.3% increase in our wholesale business.

Sales generated from our wholesale business contributed 40.4% or $31.7 million of our total sales for the three months ended March 31, 2013, an increase of 3.3% compared to $30.7 million in the three months ended March 31, 2012. This increase was primarily attributable to increased sales in the PRC and the United States partially offset for decreased sales in Germany, the United Kingdom, France and Japan.

Sales generated from our retail business contributed 59.6% or $46.7 million of our total sales for the three months ended March 31, 2013, an increase of 106.7% compared to 42.4% or $22.6 million in the three months ended March 31, 2012. This increase was primarily due to the increase in same store sales and new stores opened. We had 755 LA GO GO stores as of March 31, 2013, compared to 484 LA GO GO stores at March 31, 2012.

Total retail store square footage and sales per square foot for the three months ended March 31, 2013 and 2012 are as follows:

	2013	2012
Total store square footage	675,514	425,812
Number of stores	755	484
Average store size, square feet	895	880
Total store sales	$46,651,035	$22,565,650
Sales per square foot	$69	$53

Same store sales and newly opened store sales for the three months ended March 31, 2013 and 2012 are as follows:

	2013	2012
Sales from stores open a full year	$26,984,038	$15,220,401
Newly opened store sales	18,190,559	7,031,617
Other*	1,476,438	313,632
Total	$46,651,035	$22,565,650

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

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended March 31, 2013 and 2012.

	Three months ended March 31,				Growth (Decrease) in 2013 compared
	2013		2012		with 2012
	(in U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$31,660,455	100.0%	$30,660,523	100.0%	3.3%
Raw Materials	14,002,376	44.2	14,236,635	46.4	(1.6)
Labor	1,056,053	3.3	908,738	3.0	16.2
Outsourced Production Costs	9,954,222	31.4	9,640,526	31.4	3.3
Other and Overhead	130,585	0.4	230,751	0.8	(43.4)
Total Cost of Sales for Wholesale	25,143,236	79.4	25,016,650	81.6	0.5
Gross Profit for Wholesale	6,517,219	20.6	5,643,873	18.4	15.5
Net Sales for Retail	46,651,035	100.0	22,565,650	100.0	106.7
Production Costs	15,056,718	32.3	7,869,084	34.9	91.3
Rent	17,818,613	38.2	8,737,451	38.7	103.9
Total Cost of Sales for Retail	32,875,331	70.5	16,606,535	73.6	98.0
Gross Profit for Retail	13,775,704	29.5	5,959,115	26.4	131.2
Total Cost of Sales	58,018,567	74.1	41,623,185	78.2	39.4
Gross Profit	$20,292,923	25.9%	$11,602,988	21.8%	74.9%

Raw material costs for our wholesale business were 44.2% of our total wholesale business sales in the three months ended March 31, 2013, a decrease of 2.2% compared to 46.4% in the three months ended March 31, 2012.  The decrease was mainly due to decreased raw materials prices.

Labor costs for our wholesale business were 3.4% of our total wholesale business sales in the three months ended March 31, 2013, an increase of 0.4% compared to 3.0% in the three months ended March 31, 2012. The increase was mainly due to the increased average salaries of employees.

Outsourced manufacturing costs for our wholesale business were 31.4% of our total wholesale business sales in the three months ended March 31, 2013 and 2012.

Overhead and other expenses for our wholesale business accounted for 0.4% of our total wholesale business sales for the three months ended March 31, 2013, a decrease of 0.4% compared to 0.8% of total sales for the three months ended March 31, 2012. This decrease was mainly due to improved control over these expenses.

For our wholesale business gross profit for the three months ended March 31, 2013 was $6.5 million, an increase of 15.5% compared to the three months ended March 31, 2012. Gross margin was 20.6% for the three months ended March 31, 2013, an increase of 2.2% compared to 18.4% for the three months ended March 31, 2012. The increase was mainly due to decreased raw material prices.

Production costs for our retail business were $15.1 million during the three months ended March 31, 2013 compared to $7.9 million during the three months ended March 31, 2012. As a percentage of retail sales, retail production costs accounted for 32.3% of our total retail sales in the three months ended March 31, 2013, compared to 34.9% of total retail sales in the three months ended March 31, 2012. The decrease was due to the discount of sales prices in the three months ended March 31, 2013 being less than the same period of the prior year.

Rent costs for our retail business were $17.8 million for the three months ended March 31, 2013 compared to $8.7 million for the three months ended March 31, 2012. As a percentage of retail sales, rent costs accounted for 38.2% of our total retail sales for the three months ended March 31, 2013, compared to 38.7% of total retail sales for the three months ended March 31, 2012. Total rent costs increased as a result of the increase in the number of our stores. The decrease in rent costs as a percentage of total retail sales was due to an increase in same store sales in 2013.

Gross profit in our retail business for the three months ended March 31, 2013 was $13.8 million and gross margin was 29.5%. Gross profit in our retail business for the three months ended March 31, 2012 was $6.0 million and gross margin was 26.4%. The increase was mainly due to fewer discounts to sales prices in 2013 compared to 2012 as discussed above.

Total cost of sales for the three months ended March 31, 2013 was $58.0 million, compared to $41.6 million for the three months ended March 31, 2012, an increase of 39.4%. As a percentage of total sales, cost of sales decreased to 74.1% of total sales for the three months ended March 31, 2013, compared to 78.2% of total sales for the three months ended March 31, 2012. Consequently, gross margin increased to 25.9% for the three months ended March 31, 2013 from 21.8% for the three months ended March 31, 2012.

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

	Three Months Ended March 31,
	2013		2012		Increase
	(in U.S. Dollars, except for percentages)
Gross Profit	$20,292,923	25.9%	$11,602,988	21.8%	74.9%
Operating Expenses:
Selling Expenses	11,851,296	15.1%	5,834,192	11.1	103.1
General and Administrative Expenses	4,472,447	5.7%	3,005,276	5.6	48.8
Total Expenses	$16,323,743	20.8%	$8,839,468	16.6	84.7
Income from Operations	$3,969,180	5.1%	$2,763,520	5.2%	43.6%

Selling expenses increased 103.1% to $11.9 million for the three months ended March 31, 2013 from $5.8 million for the three months ended March 31, 2012. The increase was attributable to the increased number of retail employees and increased average salaries, as well as increased store decoration and marketing expenses associated with the promotion of the LA GO GO brand.

General and administrative expenses increased 48.8% to $4.5 million for the three months ended March 31, 2013 from $3.0 million for the three months ended March 31, 2012. As a percentage of total sales, general and administrative expenses increased to 5.7% of total sales for the three months ended March 31, 2013, compared to 5.6% of total sales for the three months ended March 31, 2012. The increase was attributable to an increase in payroll for additional management and design and marketing staff as a result of our business expansion.

Income from Operations

Income from operations increased 43.6% to $4.0 million for the three months ended March 31, 2013 from $2.8 million for the three months ended March 31, 2012.  As a percentage of sales, income from operations accounted for 5.1% of our total sales for the three months ended March 31, 2013, a decrease of 0.1% compared to the three months ended March 31, 2012 as a result of increased selling expenses and  general and administrative expenses.

Interest Expense

Interest expense was $0.8 million for the three months ended March 31, 2013, an increase of 45.0% compared to the same period in 2012. The increase was due to the increased bank loans as a result of our business expansion, from $25.0 million at March 31, 2012 to $41.9 million at March 31, 2013.

Change in fair value of derivative liability

Change in fair value of derivative liability was a gain of $0.3 million and $0.1 million, based on the Binnomial Lattice model, for the three months ended March 31, 2013 and 2012, respectively.

Income Tax Expenses

Income tax expense for the three months ended March 31, 2013 was $0.7 million, an increase of 35.2% compared to the same period of 2012. The increase was primarily due to the increase in net income.

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

Ever-Glory International Group Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes through March 31, 2013. The net operating loss carry forwards for United States income taxes may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2033. Management believes that the realization of the benefits from these losses is uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero.

Net Income

Net income for the three months ended March 31, 2013 was $3.1 million, an increase of 45.5% compared to the same period in 2012. Our diluted earnings per share were $0.21 and $0.14 for the three months ended March 31, 2013 and 2012, respectively. This increase was primarily due to the increase in our net income.

Summary of Cash Flows

Summary cash flows information for the three months ended March 31, 2013 and 2012 is as follows:

	2013	2012
Net cash provided by operating activities	$3,241,305	$12,849,732
Net cash used in investing activities	$(1,755,269)	$(732,195)
Net provided by(used in) financing activities	$5,713,810	$(8,320,751)

Net cash provided by operating activities was $3.2 million and $12.8 million for the three months ended March 31, 2013 and 2012. This decrease was mainly due to decreased accounts payable.

Net cash used in investing activities was $1.8 million and $0.7 million for the three months ended March 31, 2013 and 2012. This increase was mainly due to the renovation and construction of LA GO GO’s headquarters.

Net cash provided by financing activities was $5.7 million for the three months ended March 31, 2013. Net cash used in financing activities was $8.3 million for the three months ended March 31, 2012. During the three months ended March 31, 2013, we received $15.8 million in repayment of advances to related party and made advances to the related party of $4.8 million.

Liquidity and Capital Resources

As of March 31, 2013, we had cash and cash equivalents of $16.6 million, other current assets of $112.7 million and current liabilities of $104.3 million. We presently finance our operations primarily from cash flows from operations and borrowings from banks, and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs.

Payable to officers and employees

The Company established a benefit plan in September 2012.  Under this plan, eligible employees may make loans to the Company and earn interest equal to prevailing China bank loan interest rates, normally two to four times rates on savings accounts.  The maximum loan amount cannot exceed RMB 500,000, RMB 300,000 and RMB 200,000 made by mid-level or above managers, supervisors or employees who have worked in the Company for more than 5 years, and other eligible employees, respectively. The loans could be made only in the period from September 1, 2012 to December 31, 2012.  In order to be eligible for this plan, employees must have worked for the Company for at least three years.  The annual interest rate on the loans varies in line with changes in China bank loan interest rates.  During the first quarter of 2013, the loan interest rate was 6.0% and the loans are payable on demand.   The total loans payable as of March 31, 2013 and December 31, 2012 to the officers and employees are listed below:

	March 31, 2013	December 31, 2012
Payable to officers:	$73,232	$72,818
Payable to employees:	2,281,654	2,268,756
Total:	$2,354,886	$2,341,574

Bank Loans

On August 2, 2010, Goldenway entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.96 million (RMB50 million). The line of credit is guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. The line of credit are also collateralized by the Company’s property and equipment. As of March 31, 2013, Goldenway had borrowed $7.96 million (RMB50 million) under this line of credit from Nanjing Bank with an annual interest rate of 5.88% and due on various dates from April 2013 to September 2013. Approximately $1.59 million (RMB10 million) was repaid subsequent to March 31, 2013.

On May 11, 2012, Ever-Glory Apparel entered into a one-year line of credit agreement for approximately $9.55 million (RMB60 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory. As of March 31, 2013, Ever-Glory Apparel had borrowed $4.78 million under this line of credit with an annual interest rate from 5.88% to 6.89% and due on various dates from May 2013 to July 2013. At March 31, 2013, approximately $4.77 million was unused and available under this line of credit.

On April 10, 2012, LA GO GO entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.18 million (RMB20 million). The line of credit is guaranteed by Jiangsu Ever-Glory and Mr. Kang. As of March 31, 2013, LA GO GO had borrowed $2.39 million (RMB15 million) under this line of credit with annual interest rates ranging from 6.29% to 6.9% and due on various dates from April 2013 to September 2013. At March 31, 2013, approximately $0.79 million (RMB5 million) was unused and available under this line of credit. Approximately $0.79 million (RMB5 million) was repaid subsequent to March 31, 2013.

On January 4, 2011, Goldenway entered into a line of credit agreement for approximately $6.37 million (RMB40 million) with Shanghai Pudong Development Bank. As of March 31, 2013, Goldenway had borrowed the maximum amount available under the line of $6.37 million (RMB40 million), with an annual interest rate of 6.3%. These loans are collateralized by certain properties and land use rights of Goldenway, and are due in November 2013.

As of March 31, 2013, Ever-Glory Apparel had borrowed $5.09 million (RMB32 million) from the Bank of Communications with an annual interest rate of 6.3%, and due in February 2014. The loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang.  This loan is also collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed between the Company, Jiangsu Ever-Glory, Nanjing Knitting and the bank.

As of March 31, 2013, LA GO GO had borrowed $1.59 million (RMB10 million) from the Bank of Communications with annual interest rates ranging from 6.06% to 6.37% and due on various dates from June to July 2013. This loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang.

On July 29, 2011, Ever-Glory Apparel and Perfect Dream collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $7.0 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of March 31, 2013, Ever-Glory Apparel had borrowed $3.14 million from HSBC with an annual interest rates ranging from 5.32% to 5.6%, due on various dates from April to June 2013, and collateralized by approximately $4.5 million of accounts receivable from wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of March 31, 2013, approximately $3.86 million was unused and available.

On August 21, 2012, Ever-Glory Apparel entered into a line of credit agreement for approximately $13.21 million (RMB83 million) with Everbright Bank guaranteed by Jiangsu Ever-Glory and Mr. Kang.  The line of credit is also collateralized by assets of Jiangsu Ever-Glory under a collateral agreement executed between the Company, Jiangsu Ever-Glory and the bank.  As of March 31, 2013, Ever-Glory Apparel had borrowed $3.18 million (RMB20 million) from Everbright Bank, with an annual interest rate of 6.3% and due in September 2013. At March 31, 2013, approximately $10.03 million (RMB63 million) was unused and available under this line of credit.

 As of March 31, 2013, Ever-Glory Apparel had borrowed $3.60 million from China Minsheng Banking, with annual interest rates ranging from 2.8% to 3.04% due on various dates from April to May 2013. This loan is guaranteed by Goldenway. Approximately $3.6 million was repaid subsequent to March 31, 2013.

On November 16, 2012, Ever-Glory Apparel entered into a line of credit agreement for approximately $4.14 million (RMB26 million) with Bank of China guaranteed by Jiangsu Ever-Glory and Mr. Kang.  The line of credit is also collateralized by assets of Jiangsu Ever-Glory under a collateral agreement executed between the Company, Jiangsu Ever-Glory and the bank.  As of March 31, 2013, Ever-Glory Apparel had borrowed $3.80 million under this line of credit with an annual interest rates ranging from 1.65% to 6.05%, and due on various dates from April to September 2013, and collateralized by approximately $2.6 million of accounts receivable from wholesale customers. As of March 31, 2013, approximately $0.34 million was unused and available. Approximately $0.4 million was repaid subsequent to March 31, 2013.

Total interest expense on bank loans amounted to $791,529 and $546,041 for the three month ended March 31, 2013 and 2012, respectively.

All bank loans are used to fund our daily operations.

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

Sources of Liquidity

Our primary sources of liquidity for our short-term cash needs are expected to be from cash flows generated from operations, borrowing from banks and cash equivalents currently on hand. We believe that we will be able to borrow additional funds if necessary.

We believe our cash flows from operations together with our cash and cash equivalents currently on hand and our short term borrowing capacity will be sufficient to meet our needs for working capital, capital expenditure and other commitments for the next twelve months. No assurance can be made that additional financing will be available to us if required, and adequate funds may not be available on terms acceptable to us. If funding is insufficient at any time in the future, we will develop or enhance our products or services and expand our business through our own cash flows from operations.

As of March 31, 2013, we had access to approximately $61.69 million in lines of credit, of which approximately $19.79 million was unused and available. These credit facilities do not include any covenants. We have agreed to provide Jiangsu Ever-Glory a counter-guarantee of not less than 70% of the maximum aggregate lines of credit and borrowings guaranteed by Jiangsu Ever-Glory and collateralized by the assets of Jiangsu Ever-Glory and its equity investee, Nanjing Knitting, under agreements executed between the Company, Jiangsu Ever-Glory, Nanjing Knitting, and the banks. The maximum aggregate lines of credit and available borrowings was approximately $44.74 million (RMB 281 million) and approximately $21.33 (RMB 134 million) was provided to Jiangsu Ever-Glory as the counter guarantee as of March 31, 2013. At the end of April 2013, the Company and Jiangsu Ever-glory orally agreed to reduce the counter-guarantee amount to be 50% of the aggregate amount of lines of credit by the end of the second quarter of 2013.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004, the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of March 31, 2013, the market foreign exchange rate had increased to 6.28 RMB to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future, and will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel, Tai Xin and LA GO GO (whose functional currency is the RMB) are translated into US dollars using the current rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expense items are translated at the average exchange rate for the period. All exchange differences are recorded within equity. Foreign currency translation gain for the three and three months ended March 31, 2013 and 2012 was $0.20 million and $0.40 million respectively.

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

Interest Rates: Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. On March 31, 2013, we had $16.6 million in cash and cash equivalents. A hypothetical 5% increase or decrease in either the short term or long term interest rates would not have any material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates: We pay our suppliers and employees in Chinese RMB, however, most of our wholesales customers are located in the U.S., Japan and Europe and we generate sales from them in U.S. Dollars, Euros and British Pounds. Accordingly, our business has substantial exposure to changes in exchange rates between and among the Chinese RMB, the U.S. Dollar, the Euro and the British Pound. In the last decade, the RMB was initially pegged at 8.26 RMB to one U.S. Dollar. On July 21, 2005 it was revalued to 8.09 per U.S. Dollar. Following the removal of the peg to the U.S. Dollar and pressure from the United States, the People’s Bank of China also announced that the RMB would be pegged to a basket of foreign currencies, rather than being strictly tied to the U.S. Dollar, and would be allowed to float trade within a narrow 0.3% daily band against this basket of currencies. The PRC government has stated that the basket is dominated by the U.S. Dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British Pound, Thai Baht, Russian Ruble, Australian Dollar, Canadian Dollar and Singapore Dollar. There can be no assurance that the relationship between the RMB and these currencies will remain stable over time, especially in light of the significant political pressure on the Chinese government to permit the free flotation of the RMB, which could result in greater and more frequent fluctuations in the exchange rate between the RMB, the U.S. Dollar and the Euro. On March 31, 2013, the exchange rate between the RMB and U.S. Dollar was 6.28 RMB to one U.S. Dollar. For additional discussion regarding our foreign currency risk, see the section titled Risk Factors in the Annual Report on Form 10-K for our fiscal year ended December 31, 2012. Fluctuation in the value of Chinese RMB relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.

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

Evaluation of Disclosure Controls and Procedures. As of  March 31, 2013, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of March 31, 2013. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9 of our annual report for fiscal year ended December 31, 2012.  As of March 31, 2013, we had not completed the remediation of these material weaknesses.

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

Changes in Internal Control over Financial Reporting

Our management has worked, and will continue to work to improve our internal controls over financial reporting. During the three months ended March 31, 2013, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.             RISK FACTORS

There has been no material change in the information provided in Item 1A of Form 10-K Annual Report for the year ended December 31, 2012 filed with the SEC on April 16, 2013.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March, 2013, the Company issued 5,340 shares of common stock to the Company’s three independent directors as compensation for their services in the fourth quarter of 2012. The shares were valued at $1.89 per share, which was the average market price of the common stock for the five days before December 31, 2012.

The above transactions were not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof as transactions by the Company not involving any public offering.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (**)
101.SCH	XBRL Taxonomy Extension Schema Document (**)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (**)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (**)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (**)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (**)

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