Form 10-Q
period 2013-06-30
Ever-Glory International Group, Inc.
filed 2013-08-19
CIK 943184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 7, 2013, 14,777,610 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

ASSETS

	June 30, 2013	December 31, 2012

CURRENT ASSETS
Cash and cash equivalents	$16,136,753	$9,365,958
Accounts receivable	49,748,625	68,513,893
Inventories	56,697,298	46,038,456
Value added tax receivable	4,107,991	2,866,018
Other receivables and prepaid expenses	1,478,315	1,910,383
Advances on inventory purchases	5,313,877	3,596,860
Amounts due from related parties	2,405,039	8,680
Total Current Assets	135,887,898	132,300,248

LAND USE RIGHT, NET	2,823,135	2,801,472
PROPERTY AND EQUIPMENT, NET	17,352,513	16,068,735
TOTAL ASSETS	$156,063,546	$151,170,455

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Bank loans	$44,823,302	$46,919,680
Payble to officers and employees	-	2,341,574
Accounts payable	41,120,018	49,700,392
Accounts payable and other payables - related parties	3,374,320	3,158,814
Other payables and accrued liabilities	10,839,202	10,547,190
Value added and other taxes payable	4,198,504	4,189,211
Income tax payable	581,282	952,652
Deferred tax liabilities	3,731,695	3,109,095
Derivative liability	-	294,000
Total Current Liabilities	108,668,323	121,212,608

COMMITMENTS AND CONTINGENCIES

EQUITY
Stockholders' equity of the Company:
Preferred stock ($.001 par value, authorized 5,000,000 shares,
no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares,
14,777,610 and 14,772,270 shares issued and outstanding
as of June 30, 2013 and December 31, 2012, respectively)	14,777	14,772
Additional paid-in capital	3,562,243	3,552,166
Retained earnings	52,588,291	46,774,001
Statutory reserve	6,317,715	6,317,715
Accumulated other comprehensive income	8,031,562	6,873,170
Amounts due from related party	(23,119,365)	(33,573,977)
Total Stockholders' Equity	47,395,223	29,957,847

TOTAL LIABILITIES AND EQUITY	$156,063,546	$151,170,455

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
NET SALES	$59,129,485	$47,195,031	$137,440,975	$100,421,204
COST OF SALES	39,650,917	33,608,450	97,669,484	75,231,635

GROSS PROFIT	19,478,568	13,586,581	39,771,491	25,189,569

OPERATING EXPENSES
Selling expenses	9,898,106	6,966,335	21,749,402	12,800,527
General and administrative expenses	5,513,105	4,198,130	9,985,552	7,203,406
Total Operating Expenses	15,411,211	11,164,465	31,734,954	20,003,933

INCOME FROM OPERATIONS	4,067,357	2,422,116	8,036,537	5,185,636

OTHER INCOME (EXPENSES)
Interest income	342,188	328,736	637,790	610,220
Interest expense	(736,695)	(458,703)	(1,528,224)	(1,004,744)
Change in fair value of derivative liability	2,000	180,000	294,000	290,800
Other income (expenses)	(179,098)	200,010	(147,641)	236,313
Total Other Income (Expenses)	(571,605)	250,043	(744,075)	(132,589)

INCOME BEFORE INCOME TAX EXPENSE	3,495,752	2,672,159	7,292,462	5,318,225
INCOME TAX EXPENSE	(768,541)	(321,010)	(1,478,172)	(845,866)

NET INCOME	2,727,211	2,351,149	5,814,290	4,472,359

OTHER COMPERHENSIVE (LOSS) INCOME
Foreign currency translation (loss) gain	850,550	(196,365)	1,158,392	200,001
COMPREHENSIVE INCOME	$3,577,761	$2,154,784	$6,972,682	$4,672,360

EARNINGS PER SHARE
Basic and diluted	$0.18	$0.16	$0.39	$0.30
Weighted average number of shares outstanding
Basic and diluted	14,777,610	14,765,942	14,775,869	14,763,815

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,814,290	$4,472,359
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation and amortization	3,690,891	2,296,910
Recovery (Provision) for obsolete inventories	(315,354)	459,213
Loss from sale of property and equipment	29,499	-
Change in fair value of derivative liability	(294,000)	(290,800)
Deferred income tax	555,716	563,191
Stock-based compensation	10,082	9,836
Changes in operating assets and liabilites
Accounts receivable	19,994,644	14,295,016
Inventories	(9,415,298)	(2,219,405)
Value added tax receivable	(1,177,837)	(1,591,861)
Other receivables and prepaid expenses	307,455	(295,199)
Advances on inventory purchases	(1,473,254)	(555,284)
Amounts due from related parties	(2,760,288)	10,848,191
Accounts payable	(9,577,345)	(8,594,380)
Accounts payable and other payables- related parties	123,426	(80,515)
Other payables and accrued liabilities	75,308	36,570
Value added and other taxes payable	(77,745)	(32,117)
Income tax payable	(389,778)	(90,383)
Net cash provided by operating activities	5,120,412	19,241,223

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(4,642,650)	(2,147,918)
Proceeds from sale of property and equipment	13,583	-
Net cash used in investing activities	(4,629,067)	(2,147,918)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	42,227,892	24,576,457
Repayment of bank loans	(45,290,965)	(31,488,282)
Repayment of payble to officers and employees	(2,381,512)	-
Repayment of advances to related party	18,781,438	-
Advances to related party	(7,244,771)	(11,794,260)
Net cash (used in) provided by financing activities	6,092,082	(18,706,085)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	187,368	(25,764)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	6,770,795	(1,638,544)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,365,958	8,822,581

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,136,753	$7,184,037

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$1,528,224	$1,004,744
Income taxes	$1,199,771	$373,221

See the accompanying notes to the condensed consolidated financial statements.

 EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of June 30, 2013, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2013 and 2012, and the condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. Wholesale revenues are generally higher in the third and fourth fiscal quarters, while retail revenues are generally higher in the first and fourth fiscal quarters. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and the Company's June 30, 2012, amended Form 10Q/A filed on May 15, 2013.

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

At June 30, 2013, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions that management considers to be of a high quality.

At December 31, 2012 and through mid June 2013, the Company had a derivative liability subject to recurring fair value measurement ( Level 3) with the change in fair value recognized in earnings (Note 6).

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

NOTE 3   INVENTORIES

 Inventories at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
Raw materials	$13,212,328	$5,687,612
Work-in-progress	14,125,834	7,296,733
Finished goods	32,836,826	36,770,852
	60,174,988	49,755,197
Less: allowance for obsolete inventories	(3,477,690)	(3,716,741)
Total inventories	$56,697,298	$46,038,456

Note 4       PAYABLE TO OFFICERS AND EMPLOYEES

The Company established a plan in September 2012. Under this plan, eligible employees may make loans to the Company and earn interest equal to prevailing China bank loan interest rates, normally two to four times rates on savings accounts. The loans could be made only in the period from September 1, 2012 to December 31, 2012. The annual interest rate varies in line with changes in China bank loan interest rates. During the period from September 1, 2012 to June 30, 2013, the average loan interest rate was 6.0% and the total interest expense for the three and six-month periods ended June 30, 2013 was $21,817 and $57,118 respectively.  The total balance of $2,381,512 was repaid to the officers and employees during the three months ended June 30, 2013.

NOTE 5   BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Bank loans consisted of the following at June 30, 2013 and December 31, 2012:

Bank	June 30, 2013	December 31, 2012
Nanjing Bank	$14,079,204	$16,743,277
Shanghai Pudong Development Bank	6,464,000	7,014,833
Bank of Communications	9,703,498	6,953,834
HSBC	2,424,000	5,414,316
Everbright Bank	3,232,000	3,166,000
China Minsheng Bank	1,062,152	4,239,800
Bank of China	5,670,220	3,387,620
Ping An Bank	572,228	-
Hua xia Bank	1,616,000	-
	$44,823,302	$46,919,680

On August 2, 2010, Goldenway entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $8.08 million (RMB50 million). The line of credit is guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. The line of credit is also collateralized by the Company’s property and equipment. As of June 30, 2013, Goldenway had borrowed $8.08 million (RMB50 million) under this line of credit from Nanjing Bank with an annual interest rate of 5.88% and due on various dates from July 2013 to October 2013. Approximately $1.61 million (RMB10 million) was repaid subsequent to June 30, 2013..

On May 11, 2012, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.70 million (RMB60 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory. As of June 30, 2013, Ever-Glory Apparel had borrowed $3.23 million (RMB 20 million) under this line of credit with an annual interest rate ranging from 5.88% to 6.3% and due on July 2013. Ever-Glory Apparel had also borrowed $1.15 million from Nanjing Bank with an annual interest rate of 2.28%, due in July 2013, and collateralized by approximately $1.7 million of accounts receivable from wholesale customers.  At June 30, 2013, approximately $5.32 million was unused and available under this line of credit. Approximately $4.38 million was repaid subsequent to June 30, 2013.

On April 10, 2012, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.23 million (RMB20 million). The line of credit is guaranteed by Jiangsu Ever-Glory and Mr. Kang. As of June 30, 2013, LA GO GO had borrowed $1.62 million (RMB10 million) under this line of credit with annual interest rates ranging from 6.29% to 6.44% and due on various dates from September 2013 to October 2013. At June 30, 2013, approximately $1.61 million (RMB10 million) was unused and available under this line of credit.

On January 4, 2011, Goldenway entered into a revolving line of credit agreement for approximately $6.46 million (RMB40 million) with Shanghai Pudong Development Bank. As of June 30, 2013, Goldenway had borrowed the maximum amount available under the line of $6.46 million (RMB40 million), with an annual interest rate of 6.3%. These loans are collateralized by certain properties and land use rights of Goldenway, and are due in November 2013.

As of June 30, 2013, Ever-Glory Apparel had borrowed $6.62 million (RMB 41 million) from the Bank of Communications with an annual interest rate ranging from 5.6% to 6.3% and due on various dates from October 2013 to February 2014. The loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang.  This loan is also collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among the Company, Jiangsu Ever-Glory, Nanjing Knitting and the bank. Ever-Glory Apparel had also borrowed $2.27 million from the Bank of Communications with an annual interest rate of 3.4%, due on various dates from July to September 2013, and collateralized by approximately $5.2 million of accounts receivable from wholesale customers.

As of June 30, 2013, LA GO GO had borrowed $0.81 million (RMB5 million) from the Bank of Communications with annual interest rate of 6.06% and due in July 2013. This loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang. Approximately $0.81 million (RMB5 million) was repaid subsequent to June 30, 2013.

On July 29, 2011, Ever-Glory Apparel and Perfect Dream collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $7.0 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of June 30, 2013, Ever-Glory Apparel had borrowed $2.42 million from HSBC with annual interest rate of 5.6%, due on various dates from July to August 2013, and collateralized by approximately $4.5 million of accounts receivable from wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of June 30, 2013, approximately $4.58 million was unused and available. Approximately $1.62 million was repaid subsequent to June 30, 2013.

On August 21, 2012, Ever-Glory Apparel entered into a line of credit agreement for approximately $13.41 million (RMB83 million) with Everbright Bank guaranteed by Jiangsu Ever-Glory and Mr. Kang.  The line of credit is also collateralized by assets of Jiangsu Ever-Glory under a collateral agreement executed among the Company, Jiangsu Ever-Glory and the bank.  As of June 30, 2013, Ever-Glory Apparel had borrowed $3.23 million (RMB20 million) from Everbright Bank, with annual interest rate of 6.3% and due in September 2013. At June 30, 2013, approximately $10.18 million (RMB63 million) was unused and available under this line of credit.

As of June 30, 2013, Ever-Glory Apparel had borrowed $1.06 million from China Minsheng Bank, with annual interest rate of 2.93% and due in September 2013 and collateralized by approximately $1.6 million of accounts receivable from wholesale customers.

On November 16, 2012, Ever-Glory Apparel entered into a line of credit agreement for approximately $4.20 million (RMB26 million) with Bank of China guaranteed by Jiangsu Ever-Glory and Mr. Kang.  The line of credit is also collateralized by assets of Jiangsu Ever-Glory under a collateral agreement executed among the Company, Jiangsu Ever-Glory and the bank.  As of June 30, 2013, Ever-Glory Apparel had borrowed $1.62 million (RMB 10 million) under this line of credit with annual interest rate of 6.05% and due on December 2013. Ever-Glory Apparel had also borrowed $4.05 million (including $1.79 million and RMB14 million) from Bank of China with an annual interest rate ranging from 1.8% to 6.72%, due on various dates from July to September 2013, and collateralized by approximately $7.2 million of accounts receivable from wholesale customers. Approximately $0.4 million was repaid subsequent to June 30, 2013.

As of June 30, 2013, Ever-Glory Apparel had borrowed $0.57 million from Ping An Bank, with annual interest rate of 6.3%, due in September 2013, and collateralized by approximately $0.72 million of accounts receivable from wholesale customers.

As of June 30, 2013, Ever-Glory Apparel had borrowed $1.62 million (RMB 10 million) from Hua Xia Bank, with annual interest rate of 6.6% and due in April 2014. This loan is guaranteed by Goldenway.

Total interest expense on bank loans amounted to $736,695, $1,528,224, $458,703 and $1,004,744 for the three and six months ended June 30, 2013 and 2012, respectively.

NOTE 6   DERIVATIVE WARRANT LIABILITY

The Company had warrants outstanding to purchase an aggregate of 840,454 shares of Company common stock, which warrants required liability classification because of certain provisions that may have resulted in an adjustment to their exercise price. The warrants expired in June 2013. At the expiration date, the remaining value of the warrants not exercised ($2,000) was reduced to $0. The increase in other income resulting from the decrease in derivative warrant liability was $2,000 and $294,000 for the three and six months ended June 30, 2013, respectively, and $180,000 and $290,800 for the three and six months ended June 30, 2012, respectively.

NOTE 7   INCOME TAX

PRC pre-tax income for the three and six months ended June 30, 2013 and 2012, was taxable in the following jurisdictions.

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
PRC	$2,863,460	$1,582,335	$5,548,096	$3,350,278
Samoa	636,295	882,620	1,462,766	1,713,142
BVI	(1,003)	26,204	(2,318)	(38,159)
Others	(3,000)	181,000	283,918	292,964
	$3,495,752	$2,672,159	$7,292,462	$5,318,225

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

Ever-Glory HK was incorporated in Samoa and has no liabilities for income tax under the current laws of Samoa.

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three and six months ended June 30, 2013 and 2012, respectively:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
PRC statutory rate	25.0%	25.0%	25.0%	25.0%
Non-taxable or non-deductible items	-	(2.3)	(1.4)	(1.9)
Effect of foreign income tax rates	(4.5)	(8.5)	(5.0)	(7.9)
Other	1.5	(2.2)	1.7	0.7
Effective income tax rate	22.0%	12.0%	20.3%	15.9%

Income tax expense for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Current	$626,528	$121,988	$855,572	$265,092
Deferred	142,013	199,022	622,600	580,774
Income tax expense	$768,541	$321,010	$1,478,172	$845,866

NOTE 8    EARNINGS PER SHARE

The following demonstrates the calculation for earnings per share for the three and six months ended June 30, 2013 and 2012:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$2,727,211	$2,351,149	$5,814,290	$4,472,359
Weighted average number of common shares –Basic and diluted	14,777,610	14,765,942	14,775,869	14,763,815
Earnings per share –Basic and diluted	$0.18	$0.16	$0.39	$0.30

For three and six months ended June 30, 2012, the Company excluding 840,454 warrants outstanding from diluted earnings per share as they were anticipative.

NOTE 9    STOCKHOLDERS’ EQUITY

On February 28, 2013, the Company issued an aggregate of 5,340 shares of its common stock to three of the Company’s independent directors as compensation for their services in the third and fourth quarters of 2012. The shares were valued at $1.89 per share, which was the average market price of the common stock for the five days before the grant date.

NOTE 10   RELATED PARTY TRANSACTIONS

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

Other income from Related Parties

Included in other income for the three and six months ended June 30, 2013 and 2012 is rent revenue from entities controlled by Mr. Kang under operating lease agreements with various terms though 2015 as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
EsCeLav	$3,056	$2,969	$6,038	$5,933
Nanjing Eight-One-Five Hi-tech (M&E) Co.,Ltd.	4,070	3,952	8,050	7,905
Total	$7,126	$6,921	$14,088	$13,838

Other expenses due to Related Parties

Included in other expenses for the three and six months ended June 30, 2013 and 2012 are rent costs due to entities controlled by Mr. Kang under operating lease agreements as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Jiangsu Ever-Glory	$12,788	$12,403	$25,277	$24,822
Kunshan Enjin	8,517	6,569	16,774	13,137
Total	$21,305	$18,972	$42,051	$37,959

Purchases from, and Sub-contracts with Related Parties

For the three and six months ended June 30, 2013 and 2012, the Company purchased raw materials of $101,370, $184,608, $79,413, $714,022, respectively, from Nanjing Knitting.

In addition, the Company sub-contracted certain manufacturing work to related parties totaling $5,102,919, $9,088,426, $2,597,793, $5,423,363 for the three and six months ended June 30, 2013 and 2012, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Nanjing Knitting	$211,296	$119,159	$232,602	$753,768
Nanjing Ever-Kyowa	255,893	246,417	523,878	411,634
Ever-Glory Vietnam	3,175,681	625,667	5,094,787	1,455,136
Ever-Glory Cambodia	1,446,661	1,594,778	3,221,188	2,781,291
EsCeLav	1,775	6,616	4,358	12,564
Jiangsu Ever-Glory	11,613	5,156	11,613	8,970
	$5,102,919	$2,597,793	$9,088,426	$5,423,363

Accounts Payable – Related Parties

The Company purchases raw materials from and subcontracts some of its production to related parties. Accounts payable to related parties at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Nanjing Knitting	$747,004	$756,842
Nanjing Ever-Kyowa	78,272	128,505
Ever-Glory Vietnam	1,117,607	2,183,039
Ever-Glory Cambodia	1,414,613	90,428
Kunshan Enjin	16,774	-
Total	$3,374,270	$3,158,814

Amounts Due From Related Party

The amounts due from related parties at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
EsCeLav	$12,473	$8,680
Nanjing Eight-One-Five Hi-tech (M&E) Co.,Ltd.	61,702	-
Jiangsu Ever-Glory	25,450,229	33,573,977
Total	$25,524,404	$33,582,657

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. Because of restrictions on its ability to directly import and export products, the Company had utilized Jiangsu Ever-Glory as its agent to assist the Company with its import and export transactions and its international transportation projects since 2005. Import transactions primarily consist of purchases of raw materials and accessories designated by the Company’s customers for use in garment manufacture. Export transactions consist of the Company’s sales to foreign markets such as Japan, Europe and the United States. These transactions ceased at end of 2011.

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of June 30, 2013, Jiangsu Ever-Glory has provided guarantees for approximately $45.4 million (RMB 281 million) of lines of credit obtained by the Company. Jiangsu Ever-Glory, and its 20.31% owned equity investee, Nanjing Knitting, have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $21.33 million (RMB 132 million).  Mr. Kang has also provided a personal guarantee for $22.46 million (RMB 139 million). During the six months ended June 30, 2013, $7.27 million (RMB45 million) was provided to Jiangsu Ever-Glory under the counter-guarantee. As of June 30, 2013, the amount of the counter-guarantee had been reduced to $21.24 million (RMB131 million), which was 46.7% of the aggregate amount of lines of credit. This amount plus accrued interest of $1.88 million have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G.

Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. Interest income for the three and six months ended June 30, 2013 and 2012 was approximately $0.34 million, $0.64 million, $0.33 million and $0.61 million, respectively.

 Following is a summary of balances at June 30, 2013 and December 31, 2012:

Related Party	Type of transaction	June 30, 2013	December 31, 2012
Jiangsu Ever-glory	Accounts receivable	$1,059,477	$214,226
Jiangsu Ever-glory	Advance/(Accounts payable)	1,271,387	(53,680)
Jiangsu Ever-glory	Interest income	1,878,066	1,262,701
Jiangsu Ever-glory	Counter guarantee deposit	21,241,299	32,150,730
Total		$25,450,229	$33,573,977

NOTE 11   CONCENTRATIONS AND RISKS

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Based on management’s assessment of the amount of probable credit losses, if any, in existing accounts receivable, management has concluded that no allowance for doubtful accounts is necessary at June 30, 2013 and December 31, 2012. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions in the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability.

For the six-month period ended June 30, 2013, the Company had two wholesale customers that each represented approximately 11% of the Company’s revenues. For the three-month period ended June 30, 2013, the Company had two wholesale customers that represented approximately 14% and 10% of the Company’s revenues respectively, For the six-month period ended June 30, 2012, the Company had two wholesale customers that represented approximately 13% and 12% of the Company’s revenues, respectively. For the three-month period ended June 30, 2012, the Company had two wholesale customers that each represented approximately 11% of the Company’s revenues.

For the Company’s wholesale business during the three and six months ended June 30, 2013 and 2012, no supplier represented more than 10% of the total raw materials purchased.

For the Company’s retail business, the Company had no supplier that represented more than 10% of raw materials purchases during the six months ended June 30, 2013. The Company purchased 10% of  its raw materials from one supplier during the three months ended June 30, 2013. For the Company’s retail business, the Company had one supplier that represented approximately 14% of raw materials purchases during the six months ended June 30, 2012. The Company purchased 11% and 14% of its raw materials from two suppliers respectively, during the three months ended June 30, 2012.

For the wholesale business, during the six months ended June 30, 2013, the Company relied on two manufacturers for 15% and 13% of purchased finished goods, respectively. During the six months ended June 30, 2012, the Company relied on two manufacturers for 17% and 13% of purchased finished goods, respectively. During the three months ended June 30, 2013, the Company relied on two manufacturers for 17% and 16% of purchased finished goods, respectively. During the three months ended June 30, 2012, the Company relied on two manufacturers for 19% and 16% of purchased finished goods, respectively.

For the retail business, during the three and six months ended June 30, 2013 and 2012, no supplier represented more than 10% of the total purchased finished goods.

The Company’s revenues for the three and six months ended June 30, 2013 and 2012 were earned in the following geographic areas:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
The People’s Republic of China	$40,694,314	$29,320,073	$100,376,413	$59,828,555
Germany	3,305,231	3,393,413	7,676,564	8,858,106
United Kingdom	4,961,895	4,588,231	7,826,529	7,953,390
Europe-Other	3,134,666	3,189,555	7,102,281	7,753,988
Japan	5,306,554	2,416,434	9,005,388	8,523,582
United States	1,726,825	4,287,325	5,453,800	7,503,583
Total	$59,129,485	$47,195,031	$137,440,975	$100,421,204

NOTE 12   SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)  Wholesale segment

(b)  Retail segment

	Wholesale segment	Retail segment	Total
Six months ended June 30, 2013
Segment profit or loss:
Net revenue from external customers	$58,711,923	$78,729,052	$137,440,975
Income from operations	$5,339,873	$2,696,664	$8,036,537
Interest income	$624,195	$13,595	$637,790
Interest expense	$1,412,096	$116,128	$1,528,224
Depreciation and amortization	$478,315	$3,212,576	$3,690,891
Income tax expense	$828,834	$649,338	$1,478,172

Six months ended June 30, 2012
Segment profit or loss:
Net revenue from external customers	$59,468,451	$40,952,753	$100,421,204
Income (loss) from operations	$4,494,836	$690,800	$5,185,636
Interest income	$603,785	$6,435	$610,220
Interest expense	$938,754	$65,990	$1,004,744
Depreciation and amortization	$498,899	$1,798,011	$2,296,910
Income tax expense	$687,462	$158,404	$845,866

	Wholesale segment	Retail segment	Total
Three months ended June 30, 2013
Segment profit or loss:
Net revenue from external customers	$27,051,468	$32,078,017	$59,129,485
Income from operations	$2,547,245	$1,520,112	$4,067,357
Interest income	$332,268	$9,920	$342,188
Interest expense	$678,069	$58,626	$736,695
Depreciation and amortization	$244,604	$1,815,642	$2,060,246
Income tax expense	$400,680	$367,861	$768,541

Three months ended June 30, 2012
Segment profit or loss:
Net revenue from external customers	$28,807,928	$18,387,103	$47,195,031
Income (loss) from operations	$1,967,832	$454,284	$2,422,116
Interest income	$325,486	$3,250	$328,736
Interest expense	$424,193	$34,510	$458,703
Depreciation and amortization	$248,435	$887,840	$1,136,275
Income tax expense	$215,057	$105,953	$321,010

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months  ended June 30, 2013 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Retail Business

The business objective for our retail segment is to establish a leading brand of women’s apparel and to build a nationwide retail network in China. As of June 30, 2013, we have 831 stores (including store-in-stores) which included 127 stores that were opened and 23 stores that were closed in first half of 2013.

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

Collection Policy

Wholesale business

For our new customers, we generally require orders placed to be backed by letters of credit. For our long-term and established customers with a good payment track record, we generally provide payment terms between 30 to 180 days following delivery of finished goods.

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

Results of Operations for the three months ended June 30, 2013 and 2012

The following table summarizes our results of operations for the three months ended June 30, 2013 and 2012. The table and the discussion below should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended June 30,
	2013		2012
	(in U.S. Dollars, except for percentages)
Sales	$59,129,485	100.0%	$47,195,031	100.0%
Gross Profit	$19,478,568	32.9%	$13,586,581	28.8%
Operating Expense	$15,411,211	26.0%	$11,164,465	23.7%
Income From Operations	$4,067,357	6.9%	$2,422,116	5.1%
Other Income (Expenses)	$(571,605)	(0.1)%	$250,043	0.1%
Income tax expense	$768,541	1.3%	$321,010	0.7%
Net Income	$2,727,211	4.6%	$2,351,149	5.0%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended June 30, 2013 and 2012.

	2013	% of total sales	2012	% of total sales	Growth in 2013compared with 2012
Wholesales business
The People’s Republic of China	$8,616,297	14.6%	$10,932,971	23.2%	(21.2)%
Germany	3,305,231	5.6	3,393,413	7.2	(2.6)
United Kingdom	4,961,895	8.4	4,588,231	9.7	8.1
France	2,956,328	5.0	3,049,795	6.5	(3.1)
Europe-Other	178,338	0.3	139,760	0.3	27.6
Japan	5,306,554	9.0	2,416,433	5.1	119.6
United States	1,726,825	2.9	4,287,325	9.1	(59.7)
Total wholesale business	27,051,468	45.7	28,807,928	61.0	(6.1)
Retail business	32,078,017	54.3	18,387,103	39.0	74.5
Total	$59,129,485	100.0%	$47,195,031	100.0%	25.3%

Sales for the three months ended June 30, 2013 were $59.1 million, an increase of 25.3% from the three months ended June 30, 2012. This increase was primarily attributable to increased sales in our retail business partially offset for decreased sales in our wholesales business.

Sales generated from our wholesale business contributed 45.7% or $27.1 million of our total sales for the three months ended June 30, 2013, a decrease of 6.1% compared to $28.8 million in the three months ended June 30, 2012. This decrease was primarily attributable to decreased sales in P.R.C, the United States, Germany and France. The reduced sales in the overseas wholesale segment was primarily due to global economic uncertainty and instability, the advanced economies represented by Europe and the US are recovering slowly, which seriously impacted China's apparel exports; therefore, our overseas wholesale business also faced declining orders. The  domestic fashion consumption was weak due to the slow microeconomic development in China. As the retailers kept to reduce inventory, our domestic wholesale decreased 21.2% compared to the same period last year.

Sales generated from our retail business contributed 54.3% or $32.1 million of our total sales for the three months ended June 30, 2013, an increase of 74.5% compared to 39.0% or $18.4 million in the three months ended June 30, 2012. This increase was primarily due to the increase in same store sales and new stores opened. We had 831 LA GO GO stores as of June 30, 2013, compared to 562 LA GO GO stores at June 30, 2012.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended June 30, 2013 and 2012.

					Growth
					(Decrease) in
	Three months ended June 30,				2013 Compared
	2013		2012		with 2012
	(in U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$27,051,468	100.0%	$28,807,928	100.0%	(6.1)%
Raw Materials	12,038,807	44.5	13,097,205	45.5	(8.1)
Labor	1,231,609	4.6	1,137,557	3.9	8.3
Outsourced Production Costs	6,942,002	25.7	7,979,797	27.7	(13.0)
Other and Overhead	140,929	0.5	22,662	0.1	521.8
Total Cost of Sales for Wholesale	20,353,347	75.2	22,237,221	77.2	(8.5)
Gross Profit for Wholesale	6,698,121	24.8	6,570,707	22.8	1.9
Net Sales for Retail	32,078,017	100.0	18,387,103	100.0	74.5
Production Costs	9,455,948	29.5	5,212,762	28.4	81.4
Rent	9,841,622	30.7	6,158,467	33.5	59.8
Total Cost of Sales for Retail	19,297,570	60.2	11,371,229	61.8	69.7
Gross Profit for Retail	12,780,447	39.8	7,015,874	38.2	82.2
Total Cost of Sales	39,650,917	67.1	33,608,450	71.2	18.0
Gross Profit	$19,478,568	32.9%	$13,586,581	28.8%	43.4%

Raw material costs for our wholesale business were 44.5% of our total wholesale business sales in the three months ended June 30, 2013, compared to 45.5% in the three months ended June 30, 2012.  The decrease was mainly due to decreased raw materials prices.

Labor costs for our wholesale business were 4.6% of our total wholesale business sales in the three months ended June 30, 2013, compared to 3.9% in the three months ended June 30, 2012. The increase was mainly due to the increased average salaries of employees.

Outsourced manufacturing costs for our wholesale business were 25.7% of our total wholesale business sales in the three months ended June 30, 2013, compared to 27.7% in the three months ended June 30, 2012. This decrease was primarily attributable to the outsourced orders of approximately $4.6 million to our related factories in Vietnam and Cambodia, for lower manufacturing costs in the three months ended June 30, 2013.

Overhead and other expenses for our wholesale business accounted for 0.5% of our total wholesale business sales for the three months ended June 30, 2013, compared to 0.1% of total sales for the three months ended June 30, 2012.

Wholesale business gross profit for the three months ended June 30, 2013 and 2012 was $6.7 and $6.6 million, respectively. As a percentage of wholesale sales, gross profit accounted for 24.8% of our total wholesale sales for the three months ended June 30, 2013, an increase of 2.0% compared to 22.8% for the three months ended June 30, 2012. The increase was mainly due to decreased raw materials prices and outsourced manufacturing costs.

Production costs for our retail business were $9.5 million during the three months ended June 30, 2013 compared to $5.2 million during the three months ended June 30, 2012. As a percentage of retail sales, retail production costs accounted for 29.5% of our total retail sales in the three months ended June 30, 2013, compared to 28.4% of total retail sales in the three months ended June 30, 2012. This increase was primarily due to reduced retail prices in various promotions in exchange for increased sales volume during the three months ended June 30, 2013.      .

Rent costs for our retail business were $9.8 million for the three months ended June 30, 2013 compared to $6.2 million for the three months ended June 30, 2012. As a percentage of sales, rent costs accounted for 30.7% of our total retail sales for the three months ended June 30, 2013, compared to 33.5% of total retail sales for the three months ended June 30, 2012. Total rent costs increased as a result of the increase in the number of our stores. The decrease in rent costs as a percentage of total retail sales was due to an increase in same store sales in 2013.

Gross profit in our retail business for the three months ended June 30, 2013 was $12.8 million and gross margin was 39.8%. Gross profit in our retail business for the three months ended June 30, 2012 was $7.0 million and gross margin was 38.2%.

Total cost of sales for the three months ended June 30, 2013 was $39.7 million, compared to $33.6 million for the three months ended June 30, 2012, an increase of 18.0%. As a percentage of total sales, cost of sales decreased to 67.1% of total sales for the three months ended June 30, 2013, compared to 71.2% of total sales for the three months ended June 30, 2012. Consequently, gross margin increased to 32.9% for the three months ended June 30, 2013 from 28.8% for the three months ended June 30, 2012.

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

	Three Months Ended June 30,				Increase/
	2013		2012		(Decrease)
	(in U.S. Dollars, except for percentages)
Gross Profit	$19,478,568	32.9%	$13,586,581	28.8%	43.4%
Operating Expenses:
Selling Expenses	9,898,106	16.7	6,966,335	14.8	42.1
General and Administrative Expenses	5,513,105	9.3	4,198,130	8.9	31.3
Total	15,411,211	26.0	11,164,465	23.7	38.0
Income from Operations	$4,067,357	6.9%	$2,422,116	5.1%	67.9%

Selling expenses increased 42.1% to $9.9 million for the three months ended June 30, 2013 from $7.0 million for the three months ended June 30, 2012. The increase was attributable to the increased number of retail employees and increased average salaries, as well as increased store decoration and marketing expenses associated with the promotion of the LA GO GO brand.

General and administrative expenses increased 31.3% to $5.5 million for the three months ended June 30, 2013 from $4.2 million for the three months ended June 30, 2012. As a percentage of total sales, general and administrative expenses increased to 9.3% of total sales for the three months ended June 30, 2013, compared to 8.9% of total sales for the three months ended June 30, 2012. The increase was attributable to an increase in payroll for additional management and design and marketing staff as a result of our business expansion.

Income from Operations

Income from operations increased 67.9% to $4.1 million for the three months ended June 30, 2013 from $2.4 million for the three months ended June 30, 2012.  As a percentage of sales, income from operations accounted for 6.9% of our total sales for the three months ended June 30, 2013, an increase of 1.8% compared to the three months ended June 30, 2012 as a result of increasing gross profit.

Interest Expense

Interest expense was $0.7 million for the three months ended June 30, 2013, an increase of 60.6% compared to the same period in 2012. This increase was attributable to the increased interest rates and loan amounts.

Change in fair value of derivative liability

Change in fair value of derivative liability was a gain of $0.002 million and $0.2 million, based on the Binnomial Lattice model, for the three months ended June 30, 2013 and 2012, respectively.

Income Tax Expenses

Income tax expense for the three months ended June 30, 2013 was $0.8 million, an increase of 139% compared to the same period of 2012. The increase was primarily due to increased profits of LA GO GO.

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

Net Income

Net income for the three months ended June 30, 2013 was $2.7 million, an increase of 16% compared to the same period in 2012. Our basic and diluted earnings per share were $0.18 and $0.16 for the three months ended June 30, 2013 and 2012, respectively.

Results of Operations for the six months ended June 30, 2013 and 2012

The following table summarizes our results of operations for the six months ended June 30, 2013 and 2012. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Six Months Ended June 30,
	2013		2012
	(in U.S. Dollars, except for percentages)
Sales	$137,440,975	100.0%	$100,421,204	100.0%
Gross Profit	39,771,491	28.9	25,189,569	25.1
Operating Expense	31,734,954	23.1	20,003,933	19.9
Income From Operations	8,036,537	5.8	5,185,636	5.2
Other Income (Expenses)	(744,075)	0.5	(132,589)	0.1
Income tax expense	1,478,172	1.1	845,866	0.8
Net Income	$5,814,290	4.2%	$4,472,359	4.5%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the six months ended June 30, 2013 and 2012.

	2013	% of total sales	2012	% of total sales	Growth in 2013compared with 2012
Wholesales business
The People’s Republic of China	$21,647,361	15.8%	$18,875,802	18.8%	14.7%
Germany	7,676,564	5.6	8,858,106	8.8	(13.3)
United Kingdom	7,826,529	5.7	7,953,390	7.9	(1.6)
France	6,369,316	4.6	7,139,555	7.1	(10.8)
Europe-Other	732,965	0.5	614,433	0.6	19.3
Japan	9,005,388	6.6	8,523,582	8.5	5.7
United States	5,453,800	4.0	7,503,583	7.5	(27.3)
Total wholesale business	58,711,923	42.7	59,468,451	59.2	(1.3)
Retail business	78,729,052	57.3	40,952,753	40.8	92.2
Total	$137,440,975	100.0%	$100,421,204	100.0%	36.9%

Sales for the six months ended June 30, 2013 were $137.4 million, an increase of 36.9% from the six months ended June 30, 2012. This increase was primarily attributable to increased sales in our retail business.

Sales generated from our wholesale business contributed 42.7% or $58.7 million of our total sales for the six months ended June 30, 2013, a decrease of 1.3% compared to $59.5 million in the six months ended June 30, 2012. This decrease was primarily attributable to decreased sales in Germany, the United States and France. The reduced sales in the overseas wholesale segment was primarily due to global economic uncertainty and instability, the developed economies represented by Europe and the US are recovering slowly, which seriously impacted China's apparel exports; as a result, our overseas wholesale business also faced declining orders.

Sales generated from our retail business contributed 57.3% or $78.7 million of our total sales for the six months ended June 30, 2013, an increase of 92.2% compared to 40.8% or $41.0 million in the six months ended June 30, 2012. This increase was primarily due to the increase in same store sales and new stores opened. We had 831 LA GO GO stores as of June 30, 2013, compared to 562 LA GO GO stores at June 30, 2012.

Total retail store square footage and sales per square foot for the six months ended June 30, 2013 and 2012 are as follows:

	2013	2012
Total store square footage	754,870	489,444
Number of stores	831	562
Average store size, square feet	908	871
Total store sales	$78,729,052	$40,952,753
Sales per square foot	$104	$84

Same store sales and newly opened store sales for the six months ended June 30, 2013 and 2012 are as follows:

	2013	2012
Sales from stores open a full year	$49,510,906	$24,508,726
Newly opened store sales	26,054,394	14,133,718
Other*	3,163,752	2,310,309
Total	$78,729,052	$40,952,753

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

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the six months ended June 30, 2013 and 2012.

					Growth
					(Decrease) in
	Six months ended June 30,				2013 compared
	2013		2012		with 2012
	(in U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$58,711,923	100.0%	$59,468,451	100.0%	(1.3)%
Raw Materials	26,041,183	44.4	27,333,840	46.0	(4.7)
Labor	2,287,662	3.9	2,046,295	3.4	11.8
Outsourced Production Costs	16,896,224	28.8	17,620,323	29.6	(4.1)
Other and Overhead	271,514	0.5	253,413	0.4	7.1
Total Cost of Sales for Wholesale	45,496,583	77.5	47,253,871	79.5	(3.7)
Gross Profit for Wholesale	13,215,340	22.5	12,214,580	20.5	8.2
Net Sales for Retail	78,729,052	100.0	40,952,753	100.0	92.2
Production Costs	24,512,666	31.1	13,081,846	31.9	87.4
Rent	27,660,235	35.1	14,895,918	36.4	85.7
Total Cost of Sales for Retail	52,172,901	66.3	27,977,764	68.3	86.5
Gross Profit for Retail	26,556,151	33.7	12,974,989	31.7	104.7
Total Cost of Sales	97,669,484	71.1	75,231,635	74.9	29.8
Gross Profit	$39,771,491	28.9%	$25,189,569	25.1%	57.9%

Raw material costs for our wholesale business were 44.4% of our total wholesale business sales in the six months ended June 30, 2013, compared to 46.0% in the six months ended June 30, 2012.  The decrease was mainly due to decreased raw materials prices.

Labor costs for our wholesale business were 3.9% of our total wholesale business sales in the six months ended June 30, 2013, compared to 3.4% in the six months ended June 30, 2012. The increase was mainly due to the increased average salaries of employees.
Outsourced manufacturing costs for our wholesale business were 28.8% of our total sales in the six months ended June 30, 2013, compared to 29.6% in the six months ended June 30, 2012. This decrease was primarily attributable to the outsourced orders of approximately $8.3 million to our related factories in Vietnam and Cambodia, for lower manufacturing costs in the six months ended June 30, 2013.

Overhead and other expenses for our wholesale business accounted for 0.5% and 0.4% of our total sales for the six months ended June 30, 2013 and 2012 respectively.

Gross profit in our wholesale business for the six months ended June 30, 2013 was $13.2 million, an increase of 8.2% compared to the six months ended June 30, 2012. As a percentage of wholesale sales, gross profit accounted for 22.5% of our total wholesale sales for the six months ended June 30, 2013, an increase of 2.0% compared to 20.5% for the six months ended June 30, 2012. The increase was mainly due to decreased raw materials prices and outsourced manufacturing costs.

Production costs for our retail business were $24.5 million during the six months ended June 30, 2013 versus $13.1 million during the six months ended June 30, 2012. As a percentage of total retail sales, Production costs for our retail business were 31.1% of our total retail sales during the six months ended June 30, 2013, a slight decreased compared to 31.9% during the six months ended June 30, 2012.

Rent costs for our retail business were $27.7 million or 35.1% of our total retail sales during the six months ended June 30, 2013 versus $14.9 million or 36.4% during the six months ended June 30, 2012. Total rent costs increased as a result of the increase in the number of our stores. The decrease in rent costs as a percentage of total retail sales was due to an increase in same store sales in 2013.

Gross profit in our retail business for the six months ended June 30, 2013 was $26.6 million and gross margin was 33.7%. Gross profit in our retail business for the six months ended June 30, 2012 was $13.0 million and gross margin was 31.7%.

Total cost of sales for the six months ended June 30, 2013 was $97.7 million, an increase of 29.8% compared to the six months ended June 30, 2012. As a percentage of total sales, our cost of sales decreased to 71.1% for the six months ended June 30, 2013, compared to 74.9% for the six months ended June 30, 2012. Consequently, gross margin increased to 28.9% for the six months ended June 30, 2013 from 25.1% for the six months ended June 30, 2012.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. For our wholesale business, purchases from our five largest suppliers represented approximately 22.9% and 19.0% of raw material purchases for the six months ended June 30, 2013 and 2012, respectively. No one supplier provided more than 10.0% of our raw material purchases for the six months ended June 30, 2013 and 2012. For our retail business, purchases from our five largest suppliers represented approximately 31.0% and 43.9% of raw material purchases for the six months ended June 30, 2013 and 2012 respectively. No one supplier provided more than 10% of our total purchases for the six months ended June 30, 2013. One supplier provided 13.8% of our total purchases for the six months ended June 30, 2012. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

We also purchase finished goods from contract manufacturers. For our wholesale business, purchases from our five largest contract manufacturers represented approximately 46.6% of finished goods purchases for the six months ended June 30, 2013 and 2012. Two contract manufacturers provided approximately 15.4% and 13.1% of our finished goods purchases for the six months ended June 30, 2013. Two contract manufacturers provided approximately 16.6% and 13.2% of our finished goods purchases for the six months ended June 30, 2012. For our retail business, our five largest contract manufacturers represented approximately 16.0% and 18.5% of finished goods purchases for the six months ended June 30, 2013 and 2012, respectively. No manufacturer provided more than 10% of our finished goods purchases for the six months ended June 30, 2013 and 2012. We have not experienced difficulty in obtaining finished products from our contract manufacturers and we believe we maintain good relationships with our contract manufacturers.

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

	Six months ended June 30,				Increase
	2013		2012		(Decrease) %
	(in U.S. Dollars, except for percentages)
Gross Profit	$39,771,491	28.9%	$25,189,569	25.1%	57.9%
Operating Expenses:
Selling Expenses	21,749,402	15.8	12,800,527	12.7	69.9
General and Administrative Expenses	9,985,552	7.3	7,203,406	7.2	38.6
Total	31,734,954	23.1	20,003,933	19.9	58.6
Income from Operations	$8,036,537	5.8%	$5,185,636	5.2%	55.0%

Selling expenses were $21.7 million in the six months ended June 30, 2013, an increase of 69.9% or $8.9 million compared to the six months ended June 30, 2012. The increase was attributable to an increase in salaries and the number of retail staff, as well as increased decoration and marketing expenses associated with the promotion of LA GO GO.

General and administrative expenses were $10.0 million in the six months ended June 30, 2013, an increase of 38.6% compared to the six months ended June 30, 2012. As a percentage of total sales, general and administrative expenses slightly increased to 7.3% of total sales for the six months ended June 30, 2013, compared to 7.2% of total sales for the six months ended June 30, 2012.

Income from Operations

Income from operations increased 55.0% to $8.0 million for the six months ended June 30, 2013 from $5.2 million for the six months ended June 30, 2012. This increase was due to our increased gross profit.

Income from operations for our retail business was $2.7 million in the six months ended June 30, 2013 compared to $0.7 million in the six months ended June 30, 2012. As a percentage of total retail sales, income from operations increased to 3.4% of total retail sales for the six months ended June 30, 2013, compared to 1.7% of total retail sales for the six months ended June 30, 2012. The increase was due to increased gross profit in our retail business.

Income from operations for our wholesale business was $5.3 million in the six months ended June 30, 2013 compared to $4.5 million in the six months ended June 30, 2012. As a percentage of total wholesale sales, income from operations increased to 9.1% of total wholesale sales for the six months ended June 30, 2013, compared to 7.6% of total wholesale sales for the six months ended June 30, 2012. The increase was due to the decreased cost of sales for our wholesale business.

Interest Expense

Interest expense was $1.5 million for the six months ended June 30, 2013, an increase of 52.1% compared to the same period in 2012. This increase was attributable to the increased interest rates and loan amounts.

Change in fair value of derivative liability

Change in fair value of derivative liability was a gain of $0.29 million and $0.29 million, based on the Binnomial Lattice model, for the six months ended June 30, 2013 and 2012, respectively.

Income Tax Expenses

Income tax expense for the six months ended June 30, 2013 was $1.5 million, an increase of 74.8% compared to the same period of 2012. The increase was primarily due to increase in profit of LA GO GO.

Net Income

Net income for the six months ended June 30, 2013 was $5.8 million, an increase of 30.0% compared to the same period in 2012. Our diluted earnings per share were $0.39 and $0.30 for the six months ended June 30, 2013 and 2012, respectively.

Summary of Cash Flows

Net cash provided by operating activities was $5.12 million for the six months ended June 30, 2013, compared with $19.2 million during the six months ended June 30, 2012. The decrease was primarily due to a decrease in amounts due from related parties.

Net cash used in investing activities was $4.6 million for the six months ended June 30, 2013, compared with $2.1 million during the six months ended June 30, 2012. The increase was mainly due to increased equipment purchases.

Net cash provided by financing activities was $6.1 million for the six months ended June 30, 2013, compared with net cash used in financing activities of $18.7 million during the six months ended June 30, 2012. During the six months ended June 30, 2013, we repaid $45.3 million of bank loans and received bank loan proceeds of $42.2 million. Also, under the counter-guarantee agreement, we advanced $7.2 million to the related party and received $18.8 million from the related party during the six months ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2013, we had cash and cash equivalents of $16.1 million, other current assets of $119.8 million and current liabilities of $108.7 million. We presently finance our operations primarily from cash flows from operations and bank loans and we anticipate that these will continue to be our primary sources of funds to finance our short-term cash needs.

Bank Loans

On August 2, 2010, Goldenway entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $8.08 million (RMB50 million). The line of credit is guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. The line of credit is also collateralized by the Company’s property and equipment. As of June 30, 2013, Goldenway had borrowed $8.08 million (RMB50 million) under this line of credit from Nanjing Bank with an annual interest rate of 5.88% and due on various dates from July 2013 to October 2013. Approximately $1.61 million (RMB10 million) was repaid subsequent to June 30, 2013..

On May 11, 2012, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.70 million (RMB60 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory. As of June 30, 2013, Ever-Glory Apparel had borrowed $3.23 million (RMB 20 million) under this line of credit with an annual interest rate ranging from 5.88% to 6.3% and due on July 2013. Ever-Glory Apparel had also borrowed $1.15 million from Nanjing Bank with an annual interest rate of 2.28%, due in July 2013, and collateralized by approximately $1.7 million of accounts receivable from wholesale customers. At June 30, 2013, approximately $5.32 million was unused and available under this line of credit. Approximately $4.38 million was repaid subsequent to June 30, 2013..

On April 10, 2012, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.23 million (RMB20 million). The line of credit is guaranteed by Jiangsu Ever-Glory and Mr. Kang. As of June 30, 2013, LA GO GO had borrowed $1.62 million (RMB10 million) under this line of credit with annual interest rates ranging from 6.29% to 6.44% and due on various dates from September 2013 to October 2013. At June 30, 2013, approximately $1.61 million (RMB10 million) was unused and available under this line of credit.

On January 4, 2011, Goldenway entered into a revolving line of credit agreement for approximately $6.46 million (RMB40 million) with Shanghai Pudong Development Bank. As of June 30, 2013, Goldenway had borrowed the maximum amount available under the line of $6.46 million (RMB40 million), with an annual interest rate of 6.3%. These loans are collateralized by certain properties and land use rights of Goldenway, and are due in November 2013.

As of June 30, 2013, Ever-Glory Apparel had borrowed $6.62 million (RMB 41 million) from the Bank of Communications with an annual interest rate ranging from 5.6% to 6.3% and due on various dates from October 2013 to February 2014. The loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang.  This loan is also collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among the Company, Jiangsu Ever-Glory, Nanjing Knitting and the bank. Ever-Glory Apparel had also borrowed $2.27 million from the Bank of Communications with an annual interest rate of 3.4%, due on various dates from July to September 2013, and collateralized by approximately $5.2 million of accounts receivable from wholesale customers.

As of June 30, 2013, LA GO GO had borrowed $0.81 million (RMB5 million) from the Bank of Communications with annual interest rate of 6.06% and due in July 2013. This loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang. Approximately $0.81 million (RMB 5 million) was repaid subsequent to June 30, 2013.

On July 29, 2011, Ever-Glory Apparel and Perfect Dream collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $7.0 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of June 30, 2013, Ever-Glory Apparel had borrowed $2.42 million from HSBC with annual interest rate of 5.6%, due on various dates from July to August 2013, and collateralized by approximately $4.5 million of accounts receivable from wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of June 30, 2013, approximately $4.58 million was unused and available. Approximately $1.62 million was repaid subsequent to June 30, 2013.

On August 21, 2012, Ever-Glory Apparel entered into a line of credit agreement for approximately $13.41 million (RMB83 million) with Everbright Bank guaranteed by Jiangsu Ever-Glory and Mr. Kang.  The line of credit is also collateralized by assets of Jiangsu Ever-Glory under a collateral agreement executed among the Company, Jiangsu Ever-Glory and the bank.  As of June 30, 2013, Ever-Glory Apparel had borrowed $3.23 million (RMB20 million) from Everbright Bank, with annual interest rate of 6.3% and due in September 2013. At June 30, 2013, approximately $10.18 million (RMB63 million) was unused and available under this line of credit.

As of June 30, 2013, Ever-Glory Apparel had borrowed $1.06 million from China Minsheng Bank, with annual interest rate of 2.93% and due in September 2013 and collateralized by approximately $1.6 million of accounts receivable from wholesale customers.

On November 16, 2012, Ever-Glory Apparel entered into a line of credit agreement for approximately $4.20 million (RMB 26 million) with Bank of China guaranteed by Jiangsu Ever-Glory and Mr. Kang.  The line of credit is also collateralized by assets of Jiangsu Ever-Glory under a collateral agreement executed among the Company, Jiangsu Ever-Glory and the bank.  As of June 30, 2013, Ever-Glory Apparel had borrowed $1.62 million (RMB 10 million) under this line of credit with annual interest rate of 6.05% and due on December 2013. Ever-Glory Apparel had also borrowed $4.05 million (including $1.79 million and RMB 14 million) from Bank of China with an annual interest rate ranging from 1.8% to 6.72%, due on various dates from July to September 2013, and collateralized by approximately $7.2 million of accounts receivable from wholesale customers. Approximately $0.4 million was repaid subsequent to June 30, 2013.

As of June 30, 2013, Ever-Glory Apparel had borrowed $0.57 million from Ping An Bank, with annual interest rate of 6.3%, due in September 2013, and collateralized by approximately $0.72 million of accounts receivable from wholesale customers.

As of June 30, 2013, Ever-Glory Apparel had borrowed $1.62 million (RMB 10 million) from Hua Xia Bank, with annual interest rate of 6.6% and due in April 2014. This loan is guaranteed by Goldenway.

As of June 30, 2013, Ever-Glory Apparel had borrowed $1.62 million from Hua Xia Bank, with annual interest rate of 6.3% and due in April 2014. This loan is guaranteed by Goldenway.

All bank loans are used to fund our daily operations.

Amounts due from related party

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of June 30, 2013, Jiangsu Ever-Glory has provided guarantees for approximately $45.4 million (RMB 281 million) of lines of credit obtained by the Company. Jiangsu Ever-Glory, and its 20.31% owned equity investee, Nanjing Knitting, have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $21.33 million (RMB 132 million).  Mr. Kang has also provided a personal guarantee for $22.46 million (RMB 139 million). During the six months ended June 30, 2013, $7.27 million (RMB45 million) was provided to Jiangsu Ever-Glory under the counter-guarantee. As of June 30, 2013, the amount of the counter-guarantee had been reduced to $21.24 million (RMB131 million), which was 46.7% of the aggregate amount of lines of credit. This amount plus accrued interest of $1.88 million have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G.

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

As of June 30, 2013, we had access to $64.9 million in lines of credit, of which $20.1 million was unused and is currently available. These credit facilities do not include any covenants.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in United States (U.S.) dollars. During 2003 and 2004 the exchange rate of RMB to the U.S. dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the U.S. dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of June 30, 2013, the foreign exchange rate had increased to 6.19 RMB to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future, and we will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel, Tai Xin and LA GO GO (whose functional currency is the RMB) are translated into US dollars using the current rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expense items are translated at the average exchange rate for the period. All exchange differences are recorded within equity. The foreign currency translation gain (loss) for the three and six months ended June 30, 2013 and 2012 was $850,550, $1,158,392, $(196,365) and $200,001, respectively.

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

Interest Rates: Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. On June 30, 2013, we had $16.1 million in cash and cash equivalents. A hypothetical 5% increase or decrease in either the short term or long term interest rates would not have any material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates: We pay our suppliers and employees in Chinese RMB, however, most of our wholesales customers are located in the U.S., Japan and Europe and we generate sales from them in U.S. Dollars, Euros and British Pounds. Accordingly, our business has substantial exposure to changes in exchange rates between and among the Chinese RMB, the U.S. Dollar, the Euro and the British Pound. In the last decade, the RMB has been pegged at 8.26 RMB to one U.S. Dollar. On July 21, 2005 it was revalued to 8.09 per U.S. Dollar. Following the removal of the peg to the U.S. Dollar and pressure from the United States, the People’s Bank of China also announced that the RMB would be pegged to a basket of foreign currencies, rather than being strictly tied to the U.S. Dollar, and would be allowed to float trade within a narrow 0.3% daily band against this basket of currencies. The PRC government has stated that the basket is dominated by the U.S. Dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British Pound, Thai Baht, Russian Ruble, Australian Dollar, Canadian Dollar and Singapore Dollar. There can be no assurance that the relationship between the RMB and these currencies will remain stable over time, especially in light of the significant political pressure on the Chinese government to permit the free flotation of the RMB, which could result in greater and more frequent fluctuations in the exchange rate between the RMB, the U.S. Dollar and the Euro. On June 30, 2013, the exchange rate between the RMB and U.S. Dollar was 6.19 RMB to one U.S. Dollar. For additional discussion regarding our foreign currency risk, see the section titled Risk Factors in the Annual Report on Form 10-K for fiscal year ended on December 31, 2012. Fluctuation in the value of Chinese RMB relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.

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

Evaluation of Disclosure Controls and Procedures. As of  June 30, 2013, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of June 30, 2013. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9 of our annual report for fiscal year ended December 31, 2012.  As of June 30, 2013, we had not completed the remediation of these material weaknesses.

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

Changes in Internal Control over Financial Reporting

Our management has worked, and will continue to work to improve our internal controls over financial reporting. During the three months ended June 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

August 19, 2013	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jiansong Wang
Jiansong Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)