Form 10-Q
period 2013-09-30
Ever-Glory International Group, Inc.
filed 2013-11-14
CIK 943184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 9, 2013, 14,781,241 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

ASSETS

	September 30,	December 31,
	2013	2012
CURRENT ASSETS
Cash and cash equivalents	$11,708,711	$9,365,958
Accounts receivable	72,495,229	68,513,893
Inventories	70,616,944	46,038,456
Value added tax receivable	6,424,600	2,866,018
Other receivables and prepaid expenses	1,686,233	1,910,383
Advances on inventory purchases	8,281,233	3,596,860
Amounts due from related parties	1,633,869	8,680
Total Current Assets	172,846,819	132,300,248

LAND USE RIGHT, NET	2,822,122	2,801,472
PROPERTY AND EQUIPMENT, NET	18,466,406	16,068,735
TOTAL ASSETS	$194,135,347	$151,170,455

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Bank loans	$48,290,664	$46,919,680
Payable to officers and employees	-	2,341,574
Accounts payable	68,139,822	49,700,392
Accounts payable and other payables - related parties	5,239,799	3,158,814
Other payables and accrued liabilities	12,136,373	10,547,190
Value added and other taxes payable	3,879,352	4,189,211
Income tax payable	1,242,147	952,652
Deferred tax liabilities	3,642,987	3,109,095
Derivative liability	-	294,000
Total Current Liabilities	142,571,144	121,212,608

COMMITMENTS AND CONTINGENCIES

EQUITY
Stockholders' equity of the Company:
Preferred stock ($.001 par value, authorized 5,000,000 shares, no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares, 14,781,241 and 14,772,270 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively)	14,781	14,772
Additional paid-in capital	3,572,157	3,552,166
Retained earnings	56,471,739	46,774,001
Statutory reserve	6,317,715	6,317,715
Accumulated other comprehensive income	8,701,964	6,873,170
Amounts due from related party	(23,514,153)	(33,573,977)
Total Stockholders' Equity	51,564,203	29,957,847

TOTAL LIABILITIES AND EQUITY	$194,135,347	$151,170,455

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

	Three months ended		Nine months ended
	September30,		September30,
	2013	2012	2013	2012

NET SALES	$106,659,519	$69,269,905	$244,100,494	$169,691,109

COST OF SALES	81,254,688	53,941,736	178,924,172	129,173,371

GROSS PROFIT	25,404,831	15,328,169	65,176,322	40,517,738

OPERATING EXPENSES
Selling expenses	14,249,753	8,608,695	35,999,155	21,409,222
General and administrative expenses	6,684,580	4,152,162	16,670,132	11,355,568
Total Operating Expenses	20,934,333	12,760,857	52,669,287	32,764,790

INCOME FROM OPERATIONS	4,470,498	2,567,312	12,507,035	7,752,948

OTHER (EXPENSES) INCOME
Interest income	272,321	360,001	910,111	970,221
Interest expense	(757,390)	(449,413)	(2,285,614)	(1,454,157)
Change in fair value of derivative liability	-	91,000	294,000	381,800
Other (expenses) income	831,952	(130,359)	684,311	105,954
Total Other (Expenses) Income	346,883	(128,771)	(397,192)	3,818

INCOME BEFORE INCOME TAX EXPENSE	4,817,381	2,438,541	12,109,843	7,756,766

INCOME TAX EXPENSE	(933,933)	(164,609)	(2,412,105)	(1,010,475)

NET INCOME	3,883,448	2,273,932	9,697,738	6,746,291

Foreign currency translation (loss) gain	670,518	(192,935)	1,828,910	7,066
COMPREHENSIVE INCOME	$4,553,966	$2,080,997	$11,526,648	$6,753,357

EARNINGS PER SHARE
Basic and diluted	$0.26	$0.15	$0.66	$0.46
Weighted average number of shares outstanding
Basic and diluted	14,779,268	14,765,942	14,777,015	14,765,568

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,697,738	$6,746,291
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,822,183	3,567,779
Provision for obsolete inventories	450,235	399,431
Loss from sale of property and equipment	30,247	-
Change in fair value of derivative liability	(294,000)	(381,800)
Deferred income tax	444,186	495,875
Stock-based compensation	19,996	19,809
Changes in operating assets and liabilities:
Accounts receivable	(2,330,145)	8,677,358
Inventories	(23,596,516)	(13,797,187)
Value added tax receivable	(3,440,059)	(1,997,840)
Other receivables and prepaid expenses	109,775	(409,176)
Advances on inventory purchases	(4,370,032)	(4,620,904)
Amounts due from related parties	(2,256,980)	16,878,539
Accounts payable	16,915,180	(2,041,985)
Accounts payable and other payables- related parties	2,012,075	(1,660,356)
Other payables and accrued liabilities	1,297,923	5,393,327
Value added and other taxes payable	(418,702)	(258,968)
Income tax payable	260,537	(77,826)
Net cash provided by (used in) operating activities	(646,359)	16,932,367

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(6,748,963)	(5,109,172)
Proceeds from sale of property and equipment	13,558	-
Net cash used in investing activities	(6,735,405)	(5,109,172)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	78,467,539	47,783,252
Repayment of bank loans	(78,372,190)	(38,552,628)
Proceeds from payable to officers and employees	-	2,166,704
Repayment of payable to officers and employees	(2,377,074)	-
Repayment of loans from related party	18,746,442	-
Advances to related party	(7,231,272)	(21,490,190)
Net cash(used in) provided by financing activities	9,233,445	(10,092,862)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	491,072	(160,192)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,342,753	1,570,141

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,365,958	8,822,581

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,708,711	$10,392,722

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$2,285,614	$1,454,157
Income taxes	$1,735,809	583,429

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of September 30, 2013, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. Wholesale revenues are generally higher in the third and fourth fiscal quarters, while retail revenues are generally higher in the first and fourth fiscal quarters. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and the Company's September 30, 2012, amended Form 10Q/A filed on May 15, 2013.

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

At September 30, 2013, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions that management considers to be of a higher liquid.

At December 31, 2012 and through mid June 2013, the Company had a derivative liability subject to recurring fair value measurement (Level 3) with the change in fair value recognized in earnings (Note 6).

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

Reclassification

Certain amounts reported in the September 30, 2012 condensed consolidated statement of cash flows have been reclassified to conform to the 2013 presentation.

NOTE 3 INVENTORIES

Inventories at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
Raw materials	$4,881,602	$5,687,612
Work-in-progress	28,587,023	7,296,733
Finished goods	41,421,577	36,770,852
	74,890,202	49,755,197
Less: allowance for obsolete inventories	(4,273,258)	(3,716,741)
Total inventories	$70,616,944	$46,038,456

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

NOTE 5 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Bank loans consisted of the following at September 30, 2013 and December 31, 2012:

Bank	September 30, 2013	December 31, 2012
Nanjing Bank	$17,531,424	$16,743,277
Bank of Communications	9,774,845	6,953,834
Shanghai Pudong Development Bank	6,504,000	7,014,833
China Minsheng Bank	5,997,973	4,239,800
HSBC	5,398,857	5,414,316
Hua xia Bank	1,626,000	-
Ping An Bank	1,457,565	-
Everbright Bank	-	3,166,000
Bank of China	-	3,387,620
	$48,290,664	$46,919,680

On June 14, 2013, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $8.13 million (RMB50 million). The line of credit is collateralized by the Company’s property and equipment. As of September 30, 2013, Goldenway had borrowed $8.13 million (RMB50 million) under this line of credit from Nanjing Bank with an annual interest rate ranging from 5.88% to 6.16% and due on various dates from October 2013 to March 2014. Approximately $1.63 million (RMB10 million) was repaid subsequent to September 30, 2013.

On June 14, 2013, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.77 million (RMB60 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory. As of September 30, 2013, Ever-Glory Apparel had borrowed $3.25 million (RMB 20 million) under this line of credit with annual interest rates from 5.88% to 6.6% and due from January to September 2014. Ever-Glory Apparel had also borrowed $4.52 million from Nanjing Bank with annual interest rates ranging from 2.1% to 2.2% and due on various dates from October to December 2013, and collateralized by approximately $6.46 million of accounts receivable from wholesale customers.  At September 30, 2013, approximately $2.0 million was unused and available under this line of credit. Approximately $1.67 million was repaid subsequent to September 30, 2013.

On April 10, 2012, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.25 million (RMB20 million). The line of credit is guaranteed by Jiangsu Ever-Glory and Mr. Kang. As of September 30, 2013, LA GO GO had borrowed $1.63million (RMB10 million) under this line of credit with annual interest rates ranging from 6.16% to 6.44% and due on various dates from October 2013 to January 2014. At September 30, 2013, approximately $1.62 million (RMB10 million) was unused and available under this line of credit. Approximately $0.81 million was repaid subsequent to September 30, 2013.

On January 4, 2011, Goldenway entered into a revolving line of credit agreement for approximately $6.5 million (RMB40 million) with Shanghai Pudong Development Bank. As of September 30, 2013, Goldenway had borrowed the maximum amount available under the line of $6.50 million (RMB40 million), with an annual interest rate of 6.3%. These loans are collateralized by certain properties and land use rights of Goldenway, and are due in November 2013.

As of September 30, 2013, Ever-Glory Apparel had borrowed $5.2 million (RMB32 million) from the Bank of Communications with an annual interest rate of 6.3% and due in February 2014. The loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang.  This loan is also collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among the Company, Jiangsu Ever-Glory, Nanjing Knitting and the bank. Ever-Glory Apparel had also borrowed $2.95 million from the Bank of Communications with an annual interest rate of 3.4%, due on various dates from October to December 2013, and collateralized by approximately $4.2 million of accounts receivable from wholesale customers.

As of September 30, 2013, LA GO GO had borrowed $1.62 million (RMB10 million) from the Bank of Communications with an annual interest rate of 6.3% and due in July 2014. This loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang.

On July 29, 2011, Ever-Glory Apparel and Perfect Dream collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $7.0 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of September 30, 2013, Ever-Glory Apparel had borrowed $5.4 million ($0.6 million and RMB 30 million) from HSBC with annual interest rates ranging 5.6% to 5.88% and due on various dates from October to December 2013, and collateralized by approximately $7.7 million of accounts receivable from international wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of September 30, 2013, approximately $1.6 million was unused and available. Approximately $2.39 million was repaid subsequent to September 30, 2013.

As of September 30, 2013, Ever-Glory Apparel had borrowed $2.75 million from China Minsheng Bank, with annual interest rate of 2.93% and due in November 2013 and collateralized by approximately $3.9 million of accounts receivable from wholesale customers.

As of September 30, 2013, LA GO GO had borrowed $3.25 million (RMB 20 million) from China Minsheng Bank, with annual interest rate of 6.3% and due in August 2014. This loan is guaranteed by Ever-Glory Apparel and Mr. Kang.

As of September 30, 2013, Ever-Glory Apparel had borrowed $1.46 million from Ping An Bank, with annual interest rate of 6.3%, due in November 2013, and collateralized by approximately $2.09 million of accounts receivable from wholesale customers.

As of September 30, 2013, Ever-Glory Apparel had borrowed $1.63 million (RMB 10 million) from Hua Xia Bank, with annual interest rate of 6.6% and due in April 2014. This loan is guaranteed by Goldenway.

Total interest expense on bank loans amounted to $757,390, $2,285,614, $449,413 and $1,454,157 for the three and nine months ended September 30, 2013 and 2012, respectively.

NOTE 6 DERIVATIVE WARRANT LIABILITY

The Company had warrants outstanding to purchase an aggregate of 840,454 shares of Company common stock, which warrants required liability classification because of certain provisions that may have resulted in an adjustment to their exercise price. The warrants expired in June 2013. At the expiration date, the remaining value of the warrants not exercised ($2,000) was reduced to $0. The increase in other income resulting from the decrease in derivative warrant liability was $294,000 for the nine months ended September 30, 2013, and $91,000 and $381,800 for the three and nine months ended September 30, 2012, respectively.

NOTE 7 INCOME TAX

Pre-tax income for the three and nine months ended September 30, 2013 and 2012 was taxable in the following jurisdictions.

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
PRC	$3,776,280	$797,928	$9,324,376	$4,148,206
Samoa	1,045,157	1,565,345	2,507,923	3,278,487
BVI	862	(10,760)	(1,456)	(48,919)
Others	(4,918)	86,028	279,000	378,992
	$4,817,381	$2,438,541	$12,109,843	$7,756,766

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

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three and nine months ended September 30, 2013 and 2012, respectively:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
PRC statutory rate	25.0%	25.0%	25.0%	25.0%
Non-taxable items	-	(1.3)	(0.8)	(1.7)
Effect of foreign income tax rates	(5.4)	(15.9)	(5.2)	(10.4)
Other	(0.2)	(1.0)	0.9	0.1
Effective income tax rate	19.4%	6.8%	19.9%	13.0%

Income tax expense for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Current	$1,022,641	$236,978	$1,878,213	$502,070
Deferred	(88,708)	(72,369)	533,892	508,405
Income tax expense	$933,933	$164,609	$2,412,105	$1,010,475

NOTE 8 EARNINGS PER SHARE

The following demonstrates the calculation for earnings per share for the three and nine months ended September 30, 2013 and 2012:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$3,883,448	$2,273,932	$9,697,738	$6,746,291
Weighted average number of common shares –Basic and diluted	14,779,268	14,765,942	14,777,015	14,765,568
Earnings per share –Basic and diluted	$0.26	$0.15	$0.66	$0.46

For three and nine months ended September 30, 2012, the Company excluding 840,454 warrants outstanding from diluted earnings per share as they were antidilutive.

NOTE 9 STOCKHOLDERS’ EQUITY

On February 28, 2013, the Company issued an aggregate of 5,340 shares of its common stock to three of the Company’s independent directors as compensation for their services in the third and fourth quarters of 2012. The shares were valued at $1.89 per share, which was the average market price of the common stock for the five days before the grant date.

On August 19, 2013, the Company issued an aggregate of 3,631 shares of its common stock to three of the Company’s independent directors as compensation for their services in the first and second quarters of 2013. The shares were valued at $2.73 per share, which was the average market price of the common stock for the five days before the grant date.

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

Other income from Related Parties

Included in other income for the three and nine months ended September 30, 2013 and 2012 is rent revenue from entities controlled by Mr. Kang under operating lease agreements with various terms as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
EsCeLav	$3,001	$2,949	$9,039	$8,882
Nanjing Eight-One-Five Hi-Tech (M&E) Co.,Ltd.	4,003	3,938	12,053	11,843
Total	$7,004	$6,887	$21,092	$20,725

Other expenses due to Related Parties

Included in other expenses for the three and nine months ended September 30, 2013 and 2012 are rent costs due to entities controlled by Mr. Kang under operating lease agreements as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Jiangsu Ever-Glory	$12,568	$12,363	$37,845	$37,185
Kunshan Enjin	8,247	6,531	25,021	19,668
Total	$20,815	$18,894	$62,866	$56,853

Purchases from, and Sub-contracts with Related Parties

The Company purchased raw materials of $911,977 and $309,070 during the three months ended September 30, 2013 and 2012, respectively; and $1,096,585 and $1,023,092 during the nine months ended September 30, 2013 and 2012, respectively, from Nanjing Knitting.

The Company purchased raw materials of $34,509 during the three and nine months ended September 30, 2013, from Jiangsu Ever-Glory.

In addition, the Company sub-contracted certain manufacturing work to related parties totaling $6,242,241 and $1,587,404 for the three months ended September 30, 2013 and 2012, respectively; and $15,330,667 and $7,010,767 for the nine months ended September 30, 2013 and 2012, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Ever-Glory Vietnam	$2,268,642	$887,853	$7,363,429	$2,342,989
Ever-Glory Cambodia	3,730,538	483,225	6,951,726	3,264,516
Nanjing Ever-Kyowa	211,501	195,992	735,379	607,626
Jiangsu Ever-Glory	29,929	16,958	41,542	25,928
EsC'eLav	1,631	3,376	5,989	15,940
Nanjing Knitting	-	-	232,602	753,768
Total	$6,242,241	$1,587,404	$15,330,667	$7,010,767

Accounts Payable – Related Parties

The Company purchases raw materials from and subcontracts some of its production to related parties. Accounts payable to related parties at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Nanjing Knitting	$319,768	$756,842
Nanjing Ever-Kyowa	30,061	128,505
Ever-Glory Vietnam	1,207,557	2,183,039
Ever-Glory Cambodia	3,642,021	90,428
Kunshan Enjin	40,392	-
Total	$5,239,799	$3,158,814

Amounts Due From Related Parties

The amounts due from related parties as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
EsC'eLav	$17,533	$8,680
Nanjing Eight-One-Five Hi-tech (M&E) Co.,Ltd.	140,253	-
Jiangsu Ever-Glory	24,990,236	33,573,977
Total	$25,148,022	$33,582,657

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

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of September 30, 2013, Jiangsu Ever-Glory has provided guarantees for approximately $45.7 million (RMB 281 million) of lines of credit obtained by the Company. Jiangsu Ever-Glory, and its 20.31% owned equity investee, Nanjing Knitting, have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $21.46 million (RMB 132 million).  Mr. Kang has also provided a personal guarantee for $22.6 million (RMB 139 million). During the nine months ended September 30, 2013, $7.32 million (RMB45 million) was provided to Jiangsu Ever-Glory under the counter-guarantee. As of September 30, 2013, the amount of the counter-guarantee had been reduced to $21.3 million (RMB131 million), which was 46.7% of the aggregate amount of lines of credit. This amount plus accrued interest of $2.14 million have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G.

Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. Interest income for the three and nine months ended September 30, 2013 and 2012 was approximately $0.26 million, $0.88 million, $0.36 million and $0.92 million, respectively.

Following is a summary of balances at September 30, 2013 and December 31, 2012:

Related Party	Type of transaction	September 30, 2013	December 31, 2012
Jiangsu Ever-glory	Accounts receivable	$130,004	$214,226
Jiangsu Ever-glory	Advance/(Accounts payable)	1,346,079	(53,680)
Jiangsu Ever-glory	Interest income	2,141,410	1,262,701
Jiangsu Ever-glory	Counter guarantee deposit	21,372,743	32,150,730
Total		$24,990,236	$33,573,977

NOTE 11 CONCENTRATIONS AND RISKS

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Based on management’s assessment of the amount of probable credit losses, if any, in existing accounts receivable, management has concluded that no allowance for doubtful accounts is necessary at September 30, 2013 and December 31, 2012. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability.

For the nine-month period ended September 30, 2013, the Company had one wholesale customer that represented approximately 10% of the Company’s revenues, and no customer represented more than 10% of the Company’s revenues for the three-month period ended September 30, 2013. For the nine-month period ended September 30, 2012, the Company had one wholesale customer that represented approximately 12% of the Company’s revenues. For the three-month period ended September 30, 2012, the Company had two wholesale customers that represented approximately 11% and 10% of the Company’s revenues, respectively.

For the Company’s wholesale business during the three and nine months ended September 30, 2013 and 2012, no supplier represented more than 10% of the total raw material purchases.

For the Company’s retail business, no supplier represented 10% of raw material purchases during the nine months ended September 30, 2013. During the three months ended September 30, 2013, the Company relied on two suppliers for 10% and 21% of purchased raw materials, respectively. The Company had one supplier that represented approximately 10% of raw material purchases during the nine months ended September 30, 2012. During the three months ended September 30, 2012, the Company relied on three suppliers for 11%, 13% and 16% of purchased raw materials, respectively.

For the wholesale business, during the nine months ended September 30, 2013, the Company relied on three manufacturers for 14%, 12% and 12% of purchased finished goods, respectively. During the three months ended September 30, 2013, the Company relied on two manufacturers for 15% and 14% of purchased finished goods, respectively. During the nine months ended September 30, 2012, the Company relied on two manufacturers for 10% and 14% of purchased finished goods, respectively. During the three months ended September 30, 2012, no supplier represented more than 10% of the total finished goods purchased.

For the retail business, during the three and nine months ended September 30, 2013 and 2012, no supplier represented more than 10% of the total purchased finished goods.

The Company’s revenues for the three and nine months ended September 30, 2013 and 2012 were earned in the following geographic areas:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
The People’s Republic of China	$24,732,196	$14,814,519	$46,379,556	$33,690,321
Germany	5,340,945	6,358,446	13,017,509	15,216,552
United Kingdom	13,138,565	9,948,373	20,965,094	17,901,763
Europe-Other	8,648,858	3,198,985	15,751,139	10,952,973
Japan	7,537,032	8,764,281	16,542,420	17,287,863
United States	4,774,081	1,816,857	10,227,881	9,320,440
Total wholesale business	64,171,677	44,901,461	122,883,599	104,369,912
Retail business	42,487,842	24,368,444	121,216,895	65,321,197
Total	$106,659,519	$69,269,905	$244,100,494	$169,691,109

NOTE 12 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)  Wholesale segment

(b)  Retail segment

The Company also provides general corporate services to its segments and these costs are reported as "corporate and others."

	Wholesale segment	Retail segment	Total
Nine months ended September 30, 2013
Segment profit or loss:
Net revenue from external customers	$122,883,599	$121,216,895	$244,100,494
Income from operations	$9,120,617	$3,386,418	$12,507,035
Interest income	$889,693	$20,418	$910,111
Interest expense	$2,105,457	$180,157	$2,285,614
Depreciation and amortization	$733,911	$4,088,272	$4,822,183
Income tax expense	$1,433,686	$978,419	$2,412,105

Nine months ended September 30, 2012
Segment profit or loss:
Net revenue from external customers	$104,369,912	$65,321,197	$169,691,109
Income from operations	$6,803,378	$949,570	$7,752,948
Interest income	$962,901	$7,320	$970,221
Interest expense	$1,339,173	$114,984	$1,454,157
Depreciation and amortization	$745,799	$2,821,980	$3,567,779
Income tax expense	$211,069	$799,406	$1,010,475

	Wholesale segment	Retail segment	Total
Three months ended September 30, 2013
Segment profit or loss:
Net revenue from external customers	$64,171,677	$42,487,842	$106,659,519
Income from operations	$3,780,744	$689,754	$4,470,498
Interest income	$265,498	$6,823	$272,321
Interest expense	$693,361	$64,029	$757,390
Depreciation and amortization	$211,898	$875,696	$1,087,594
Income tax expense	$604,852	$329,081	$933,933

Three months ended September 30, 2012
Segment profit or loss:
Net revenue from external customers	$44,901,461	$24,368,444	$69,269,905
Income (loss) from operations	$2,308,542	$258,770	$2,567,312
Interest income	$359,116	$885	$360,001
Interest expense	$400,419	$48,994	$449,413
Depreciation and amortization	$246,900	$1,023,969	$1,270,869
Income tax expense	$(476,393)	$641,002	$164,609

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months  ended September 30, 2013 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

The primary business objective for our wholesale segment is to expand our portfolio into higher-class brands, expand our customer base and improve our profit. We believe that our growth opportunities and continued investment initiatives include:

●	Expand our global sourcing network
●	Expand our overseas low-cost manufacturing base (outside of mainland China);
●	Focus on high value-added products and continue our strategy to produce mid to high end apparel;
●	Continue to emphasize product design and technology utilization;
●	Seek strategic acquisitions of international distributors that could enhance global sales and our distribution network; and
●	Maintain stable revenue increases in the markets while shifting focus to higher margin wholesale markets such as mainland China.

Retail Business

The business objective for our retail segment is to establish a leading brand of women’s apparel and to build a nationwide retail network in China. As of September 30, 2013, we have 904 stores (including store-in-stores) which include 219 stores that were opened and 42 stores that were closed during the nine months ended September 30, 2013.

We believe that our growth opportunities and continued investment initiatives include:

●	Build the LA GO GO brand to be recognized as a major player in the mid-end women's apparel market in China;
●	Expand the LA GO GO retail network throughout China;
●	Improve the LA GO GO retail stores’ efficiency and increase same-store sales;
●	Continue to launch LA GO GO flagship stores in Tier-1 Cities and increase penetration and coverage in Tier-2 and Tier-3 Cities; and
●	Become a multi-brand operator by seeking opportunities for long-term cooperation with reputable international brands and by facilitating international brands entry into the Chinese market.

Seasonality of Business

Our business is affected by seasonal trends, with higher levels of wholesale sales in our third and fourth quarters and higher retail sales in our first and fourth quarters. These trends primarily result from the timing of seasonal wholesale shipments and holiday periods in the retail segment.

Collection Policy

Wholesale business

For our new overseas customers, we generally require orders placed to be backed by letters of credit. For our long-term and established customers with a good payment track record, we generally provide payment terms between 30 to 180 days following delivery of finished goods.

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

Results of Operations for the three months ended September 30, 20132 and 2012

The following table summarizes our results of operations for the three months ended September 30, 2013 and 2012. The table and the discussion below should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended September 30,
	2013		2012
	(in U.S. Dollars, except for percentages)
Sales	$106,659,519	100.0%	$69,269,905	100.0%
Gross Profit	$25,404,831	23.8%	$15,328,169	22.1%
Operating Expense	$20,934,333	19.6%	$12,760,857	18.4%
Income From Operations	$4,470,498	4.2%	$2,567,312	3.7%
Other Expenses (Income)	$(346,883)	(0.3%)	$128,771	0.2%
Income tax expense	$933,933	0.9%	$164,609	0.2%
Net Income	$3,883,448	3.6%	$2,273,932	3.3%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended September 30, 2013 and 2012.

	2013	% of total sales	2012	% of total sales	Change in 2013 Compared with 2012
Wholesale business
The People’s Republic of China	$24,732,196	23.2%	$14,814,519	21.4%	66.9%
Germany	5,340,945	5.0	6,358,446	9.2	(16.0)
United States	4,774,081	4.5	1,816,857	2.6	162.8
United Kingdom	13,138,565	12.3	9,948,373	14.4	32.1
Japan	7,537,032	7.1	8,764,281	12.7	(14.0)
Europe-Other	8,648,858	8.1	3,198,985	4.6	170.4
Total wholesale business	64,171,677	60.2	44,901,461	64.8	42.9
Retail business	42,487,842	39.8	24,368,444	35.2	74.4
Total	$106,659,519	100.0%	$69,269,905	100.0%	54.0%

Sales for the three months ended September 30, 2013 were $106.7 million, an increase of 54.0% from the three months ended September 30, 2012. This increase was primarily attributable to increased sales in our retail business as well as our wholesale business.

Sales generated from our wholesale business contributed 60.2% or $64.2 million of our total sales for the three months ended September 30, 2013, an increase of 42.9% compared to $44.9 million in the three months ended September 30, 2012. This increase was primarily attributable to increased sales in the United Kingdom, United States, Europe-Other and the People’s Republic of China. The increased sales in the wholesale segment was primarily due to following factors: (i) we made more efforts on product development and market development; (ii) we enlarged our outsourcing base to Vietnam and Cambodia starting from the third quarter of 2013, which significantly increased our ability to process more orders.

Sales generated from our retail business contributed 39.8% or $42.5 million of our total sales for the three months ended September 30, 2013, an increase of 74.4% compared to 35.2% or $24.4 million in the three months ended September 30, 2012. This increase was primarily due to the increase in same store sales and new stores opened. We had 904 LA GO GO stores as of September 30, 2013, compared to 644 LA GO GO stores at September 30, 2012.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of sales includes the direct raw material cost, direct labor cost, outsourced production cost and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of sales excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended September 30, 2013 and 2012.

	Three months ended September 30,				Growth
	2013		2012		In 2013
	(in U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$64,171,677	100.0%	$44,901,461	100.0%	42.9%
Raw Materials	31,856,806	49.7	22,372,864	49.8	42.4
Labor	1,280,475	2.0	1,240,727	2.8	3.2
Outsourced Production Costs	19,891,715	31.0	14,339,488	31.9	38.7
Other and Overhead	144,259	0.2	167,160	0.4	(13.7)
Total Cost of Sales for Wholesale	53,173,255	82.9	38,120,239	84.9	39.5
Gross Profit for Wholesale	10,998,422	17.1	6,781,222	15.1	62.2
Net Sales for Retail	42,487,842	100.0	24,368,444	100.0	74.4
Production Costs	14,573,778	34.3	7,610,338	31.2	91.5
Rent	13,507,655	31.8	8,211,159	33.7	64.5
Total Cost of Sales for Retail	28,081,433	66.1	15,821,497	64.9	77.5
Gross Profit for Retail	14,406,409	33.9	8,546,947	35.1	68.6
Total Cost of Sales	81,254,688	76.2	53,941,736	77.9	50.6
Gross Profit	$25,404,831	23.8%	$15,328,169	22.1%	65.7%

Raw material costs for our wholesale business were 49.7% of our total wholesale business sales in the three months ended September 30, 2013, a slight decrease compared to 49.8% in the three months ended September 30, 2012.

Labor costs for our wholesale business were 2.0% of our total wholesale business sales in the three months ended September 30, 2013, compared to 2.8% in the three months ended September 30, 2012. The marginal decrease was mainly due to the fact that we outsourced most of the new orders in 2013.

Outsourced manufacturing costs for our wholesale business were 31.0% of our total wholesale business sales in the three months ended September 30, 2013, compared to 31.9% in the three months ended September 30, 2012. This decrease was primarily attributable to outsourced orders of approximately $14.3 million to our related entities in Vietnam and Cambodia, which have lower labor costs compared to orders outsourced to Chinese factories.

Overhead and other expenses for our wholesale business accounted for 0.2% of our total wholesale business sales for the three months ended September 30, 2013, compared to 0.4% of total sales for the three months ended September 30, 2012.

For our wholesale business gross profit for the three months ended September 30, 2013 was $11.0 million, an increase of 62.2% compared to the three months ended September 30, 2012. As a percentage of wholesale sales, gross profit accounted for 17.1% of our total wholesale sales for the three months ended September 30, 2013, an increase of 2.0% compared to 15.1% for the three months ended September 30, 2012. The increase was mainly due to decreased outsourced manufacturing costs when more products were manufactured in Vietnam and Cambodia.

Production costs for our retail business were $14.6 million during the three months ended September 30, 2013 compared to $7.6 million during the three months ended September 30, 2012. As a percentage of retail sales, retail production costs accounted for 34.3% of our total retail sales in the three months ended September 30, 2013, compared to 31.2% of total retail sales in the three months ended September 30, 2012.

Rent costs for our retail business were $13.5 million for the three months ended September 30, 2013 compared to $8.2 million for the three months ended September 30, 2012. As a percentage of sales, rent costs accounted for 31.8% of our total retail sales for the three months ended September 30, 2013, compared to 33.7% of total retail sales for the three months ended September 30, 2012. Total rent costs increased as a result of the increase in the number of our stores. The decrease in rent costs as a percentage of total retail sales was due to an increase in same store sales in 2013.

Gross profit in our retail business for the three months ended September 30, 2013 was $14.4 million and gross margin was 33.9%. Gross profit in our retail business for the three months ended September 30, 2012 was $8.5 million and gross margin was 35.1%. The decrease in gross margin by 1.2% was primarily due to reduced retail prices in various promotions in exchange for increased sales volume during the three months ended September 30, 2013.

Total cost of sales for the three months ended September 30, 2013 was $81.3 million, compared to $53.9 million for the three months ended September 30, 2012, an increase of 50.6%. As a percentage of total sales, cost of sales decreased to 76.2% of total sales for the three months ended September 30, 2013, compared to 77.9% of total sales for the three months ended September 30, 2012. Consequently, gross margin increased to 23.8% for the three months ended September 30, 2013 from 22.1% for the three months ended September 30, 2012.

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

	Three Months Ended September 30,				Increase
	2013		2012		(decrease)
	(in U.S. Dollars, except for percentages)
Gross Profit	$25,404,831	23.8%	$15,328,169	22.1%	65.7%
Operating Expenses:
Selling Expenses	14,249,753	13.3%	8,608,695	12.4	65.5
General and Administrative Expenses	6,684,580	6.3%	4,152,162	6.0	61.0
Total	20,934,333	19.6%	12,760,857	18.4	64.1
Income from Operations	$4,470,498	4.2%	$2,567,312	3.7%	74.1%

Selling expenses increased 65.5% to $14.2 million for the three months ended September 30, 2013 from $8.6 million for the three months ended September 30, 2012. As a percentage of total sales, selling expenses increased to 13.3% of total sales for the three months ended September 30,2013, compared to 12.4% of total sales for the three months ended September 30,2012. The increase was attributable to the increased number of retail employees and increased average salaries, as well as increased store decoration and marketing expenses associated with the promotion of the LA GO GO brand.

General and administrative expenses increased 61.0% to $6.7 million the three months ended September 30, 2013 from $4.2 million for the three months ended September 30, 2012. As a percentage of total sales, general and administrative expenses increased to 6.3% of total sales for the three months ended September 30, 2013, compared to 6.0% of total sales for the three months ended September 30, 2012. The increase was attributable to an increase in the number of wholesale and retail management personnel.

Income from Operations

Income from operations increased 74.1% to $4.5 million for the three months ended September 30, 2013 from $2.6 million for the three months ended September 30, 2012.  As a percentage of sales, income from operations accounted for 4.2% of our total sales for the three months ended September 30, 2013, an increase of 0.5% compared to the three months ended September 30, 2012 as a result of increasing gross profit.

Interest Expense

Interest expense was $0.76 million for the three months ended September 30, 2013, an increase of 68.5% compared to the same period in 2012. The increase was due to the increased bank loans as a result of our business expansion.

Change in fair value of derivative liability

Change in fair value of derivative liability was a gain of $0 million and $0.1 million, based on the Binnomial Lattice model, for the three months ended September 30, 2013 and 2012, respectively. The warrants expired in June 2013. At the expiration date, the remaining value of the warrants not exercised was reduced to $0.

Income Tax Expenses

Income tax expense for the three months ended September 30, 2013 was $0.9 million, an increase of 467.4% compared to the same period of 2012. The increase was primarily due to increased profits of Taixin and LA GO GO.

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

Ever-Glory International Group Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes through 2012. The net operating loss carry forwards for United States income taxes may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2032. Management believes that the realization of the benefits from these losses is uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero.

Net Income

Net income for the three months ended September 30, 2013 was $3.9 million, an increase of 70.8% compared to the same period in 2012. Our basic and diluted earnings per share were $0.26 and $0.15 for the three months ended September 30, 2013 and 2012, respectively.

Results of Operations for the nine months ended September 30, 2013 and 2012

The following table summarizes our results of operations for the nine months ended September 30, 2013 and 2012. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Nine Months Ended September 30,
	2013		2012
	(in U.S. Dollars, except for percentages)
Sales	$244,100,494	100.0%	$169,691,109	100.0%
Gross Profit	$65,176,322	26.7%	$40,517,738	23.9%
Operating Expense	$52,669,287	21.6%	$32,764,790	19.3%
Income From Operations	$12,507,035	5.1%	$7,752,948	4.6%
Other Expenses (Income)	$397,192	0.1%	$(3,818)	0.0%
Income tax expense	$2,412,105	1.0%	$1,010,475	0.6%
Net Income	$9,697,738	4.0%	$6,746,291	4.0%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the nine months ended September 30, 2013 and 2012.

	2013	% of total sales	2012	% of total sales	Change In 2013
Wholesale business
The People’s Republic of China	$46,379,556	19.0%	$33,690,321	19.9%	37.7%
Germany	13,017,509	5.3	15,216,552	9.0	(14.5)
United States	10,227,881	4.2	9,320,440	5.5	9.7
United Kingdom	20,965,094	8.6	17,901,763	10.5	17.1
Japan	16,542,420	6.8	17,287,863	10.2	(4.3)
Europe-Other	15,751,139	6.4	10,952,973	6.4	43.8
Total wholesale business	122,883,599	50.3	104,369,912	61.5	17.7
Retail business	121,216,895	49.7	65,321,197	38.5	85.6
Total	$244,100,494	100.0%	$169,691,109	100.0%	43.8%

Sales for the nine months ended September 30, 2013 were $244.1 million, an increase of 43.8% from the nine months ended September 30, 2012. This increase was primarily attributable to increased sales in our retail business as well as our wholesale business.

Sales generated from our wholesale business contributed 50.3% or $122.9 million of our total sales for the nine months ended September 30, 2013, an increase of 17.7% compared to $104.4 million in the nine months ended September 30, 2012. This increase was primarily attributable to increased sales orders in the United Kingdom, United States, Europe-Other and the People’s Republic of China.

Sales generated from our retail business contributed 49.7% or $121.2 million of our total sales for the nine months ended September 30, 2013, an increase of 85.6% compared to 38.5% or $65.3 million in the nine months ended September 30, 2012. This increase was primarily due to the increase in same store sales and new stores opened. We had 904 LA GO GO stores as of September 30, 2013, compared to 644 LA GO GO stores at September 30, 2012.

Total retail store square footage and sales per square foot for the nine months ended September 30, 2013 and 2012 are as follows:

	2013	2012
Total store square footage	836,023	565,701
Number of stores	904	644
Average store size, square feet	925	878
Total store sales	$121,216,895	$65,321,197
Sales per square foot	$145	$115

Same store sales and newly opened store sales for the nine months ended September 30, 2013 and 2012 are as follows:

	2013	2012
Sales from stores open a full year	$87,912,225	$47,206,937
Newly opened store sales	27,617,747	14,926,667
Other*	5,686,923	3,187,593
Total	$121,216,895	$65,321,197

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

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the nine months ended September 30, 2013 and 2012.

	Nine months ended September 30,				Growth (Decrease)
	2013		2012		In 2013
	(in U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$122,883,599	100.0%	$104,369,912	100.0%	17.7%
Raw Materials	57,897,989	47.1	49,706,704	47.6	16.5
Labor	3,568,137	2.9	3,287,022	3.1	8.6
Outsourced Production Costs	36,787,939	29.9	31,959,810	30.6	15.1
Other and Overhead	415,772	0.4	420,575	0.4	(1.1)
Total Cost of Sales for Wholesale	98,669,837	80.3	85,374,111	81.8	15.6
Gross Profit for Wholesale	24,213,762	19.7	18,995,801	18.2	27.5
Net Sales for Retail	121,216,895	100.0	65,321,197	100.0	85.6
Production Costs	39,086,444	32.2	20,692,184	31.7	88.9
Rent	41,167,891	34.0	23,107,077	35.4	78.2
Total Cost of Sales for Retail	80,254,335	66.2	43,799,261	67.1	83.2
Gross Profit for Retail	40,962,560	33.8	21,521,936	32.9	90.3
Total Cost of Sales	178,924,172	73.3	129,173,371	76.1	38.5
Gross Profit	$65,176,322	26.7%	$40,517,738	23.9%	60.9%

Raw material costs for our wholesale business were 47.1% of our total wholesale business sales in the nine months ended September 30, 2013, a slight decrease compared to 47.6% in the nine months ended September 30, 2012.

Labor costs for our wholesale business were 2.9% of our total wholesale business sales in the nine months ended September 30, 2013, compared to 3.1% in the nine months ended September 30, 2012. The marginal decrease was mainly due to the fact that we outsourced most of the new orders in 2013.

Outsourced manufacturing costs for our wholesale business were 29.9% of our total sales in the nine months ended September 30, 2013 compared to 30.6% in the nine months ended September 30, 2012. This decrease was primarily attributable to outsourced orders of approximately $14.3 million to our related entities in Vietnam and Cambodia, which have lower labor costs compared to orders outsourced to Chinese factories.

Overhead and other expenses for our wholesale business accounted for 0.4% of our total wholesale business sales for the nine months ended September 30, 2013, compared to 0.4% of total sales for the nine months ended September 30, 2012.

Gross profit in our wholesale business for the nine months ended September 30, 2013 was $24.2 million, an increase of 27.5% compared to the nine months ended September 30, 2012. As a percentage of wholesale sales, gross profit accounted for 19.7% of our total wholesale sales for the nine months ended September 30, 2013, an increase of 1.5% compared to 18.2% for the nine months ended September 30, 2012. Increase in gross profit was primarily resulted from reduced outsourced production costs when more products were manufactured in Vietnam and Cambodia.

Production costs for our retail business were $39.1 million during the nine months ended September 30, 2013 versus $20.7 million during the nine months ended September 30, 2012. As a percentage of retail sales, retail production costs accounted for 32.2% of our total retail sales in the Nine months ended September 30, 2012, compared to 31.7% of total retail sales in the Nine months ended September 30, 2012. This increase was primarily due to increase in manufacturing costs in China.

Rent costs for our retail business were $41.2 million or 34.0% of our total retail sales during the nine months ended September 30, 2013 versus $23.1 million or 35.4% during the nine months ended September 30, 2012. Total rent costs increased as a result of the increase in the number of our stores. The decrease in rent costs as a percentage of total retail sales was due to an increase in same store sales in 2013.

Gross profit in our retail business for the nine months ended September 30, 2013 was $41.0 million and gross margin was 33.8%. Gross profit in our retail business for the nine months ended September 30, 2012 was $21.5 million and gross margin was 32.9%. The gross profit increased 90.3% was primarily due to increase in same store sales and reduced rental costs.

Total cost of sales for the nine months ended September 30, 2013 was $178.9 million, an increase of 38.5% compared to the nine months ended September 30, 2012. As a percentage of total sales, our cost of sales decreased to 73.3% for the nine months ended September 30, 2013, compared to 76.1% for the nine months ended September 30, 2012. Consequently, gross margin increased to 26.7% for the nine months ended September 30, 2012 from 23.9% for the nine months ended September 30, 2012.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. For our wholesale business, purchases from our five largest suppliers represented approximately 18.9% and 16.7% of raw material purchases for the nine months ended September 30, 2013 and 2012, respectively. No one supplier provided more than 10% of our raw material purchases for the nine months ended September 30, 2013 and 2012. For our retail business, purchases from our five largest suppliers represented approximately 34.4% and 34.9% of raw material purchases for the nine months ended September 30, 2013 and 2012, respectively. No one supplier provided more than 10% of our raw material purchases for the nine months ended September 30, 2013. One supplier provided 10.1% of our total purchases for the nine months ended September 30, 2012. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

We also purchase finished goods from contract manufacturers. For our wholesale business, purchases from our five largest contract manufacturers represented approximately 46.7% and 41.2% of finished goods purchases for the nine months ended September 30, 2013 and 2012, respectively. Three contract manufacturers provided approximately 14.0%, 12.3% and 11.6% of our finished goods purchases for the nine months ended September 30, 2013. Two contract manufacturers provided approximately 14.3% and 10% of our finished goods purchases for the nine months ended September 30, 2012. For our retail business, our five largest contract manufacturers represented approximately 15.3% and 14.6% of finished goods purchases for the nine months ended September 30, 2013 and 2012, respectively. No contract manufacturer provided more than 10% of our retail finished goods purchases for the nine months ended September 30, 2013 and 2012. We have not experienced difficulty in obtaining finished products from our contract manufacturers and we believe we maintain good relationships with our contract manufacturers.

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

	Nine months ended September 30,				Increase
	2013		2012		(decrease)
	(in U.S. Dollars, except for percentages)
Gross Profit	$65,176,322	26.7%	$40,517,738	23.9%	60.9%
Operating Expenses:
Selling Expenses	35,999,155	14.8	21,409,222	12.6	68.1
General and Administrative Expenses	16,670,132	6.8	11,355,568	6.7	46.8
Total	52,669,287	21.6	32,764,790	19.3	60.7
Income from Operations	$12,507,035	5.1%	$7,752,948	4.6%	61.3%

Selling expenses were $36.0 million in the nine months ended September 30, 2013, an increase of 68.1% or $14.6 million compared to the nine months ended September 30, 2012. As a percentage of total sales, selling expenses increased to 14.8% of total sales for the nine months ended September 30, 2013, compared to 12.6% of total sales for the nine months ended September 30, 2012. The increase was attributable to an increase in salaries and the number of retail staff, as well as increased decoration and marketing expenses associated with the promotion of LA GO GO.

General and administrative expenses were $16.7 million in the nine months ended September 30, 2013, an increase of 46.8% compared to the nine months ended September 30, 2012. As a percentage of total sales, general and administrative expenses increased to 6.8% of total sales for the nine months ended September 30, 2013, compared to 6.7% of total sales for the nine months ended September 30, 2012. The increase was attributable to an increase in the number of Wholesale and retail management personnel.

Income from Operations

Income from operations increased 61.3% to $12.5 million for the nine months ended September 30, 2013 from $7.8 million for the nine months ended September 30, 2012.

Income from operations for our wholesale business was $9.1 million in the nine months ended September 30, 2013 compared to $6.8 million in the nine months ended September 30, 2012. As a percentage of total wholesale sales, income from operations increased to 7.4% of total wholesale sales for the nine months ended September 30, 2013, compared to 6.5% of total wholesale sales for the nine months ended September 30, 2012. The increase was due to the increased sales in our wholesale business.

Income from operations for our retail business was $3.4 million in the nine months ended September 30, 2013 compared to $0.9 million in the nine months ended September 30, 2012. As a percentage of total retail sales, income from operations increased to 2.8% of total retail sales for the nine months ended September 30, 2013, compared to 1.5% of total retail sales for the nine months ended September 30, 2012. The increase was due to the increased sales in our retail business.

Interest Expense

Interest expense was $2.3 million for the nine months ended September 30, 2013, an increase of 57.2% compared to the same period in 2012. The increase was due to increased bank loans as a result of our business expansion.

Change in fair value of derivative liability

Change in fair value of derivative liability was a gain of $0.30 million and $0.38 million, based on the Binnomial Lattice model, for the nine months ended September 30, 2013 and 2012, respectively. The warrants expired in June 2013. At the expiration date, the remaining value of the warrants not exercised was reduced to $0.

Income Tax Expenses

Income tax expense for the nine months ended September 30, 2013 was $2.4 million, an increase of 138.7% compared to the same period of 2012. The increase was primarily due to increased profits of Taixin and LA GO GO.

Net Income

Net income for the nine months ended September 30, 2013 was $9.7 million, an increase of 43.7% compared to the same period in 2012. Our diluted earnings per share were $0.66 and $0.46 for the nine months ended September 30, 2013 and 2012, respectively.

Summary of Cash Flows

Net cash used in operating activities was $0.6 million for the nine months ended September 30, 2013, compared with net cash provided by operating activities of $16.9 million during the nine months ended September 30, 2012. The decrease was primarily due to an increase in inventories and decrease in accounts payable.

Net cash used in investing activities was $6.7 million for the nine months ended September 30, 2013, compared with $5.1 million during the nine months ended September 30, 2012. The increase was mainly due to increased equipment purchases.

Net cash provided by financing activities was $9.2 million for the nine months ended September 30, 2013, compared with net cash used in financing activities of $10.1 million during the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we repaid $78.4 million of bank loans and received bank loan proceeds of $78.5 million. Also, under the counter-guarantee agreement, we advanced $7.2 million to the related party and received $18.7 million from the related party during the nine months ended September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2013, we had cash and cash equivalents of $11.7 million, other current assets of $161.1 million and current liabilities of $142.6 million. We presently finance our operations primarily from cash flows from operations and bank loans and we anticipate that these will continue to be our primary sources of funds to finance our short-term cash needs.

Bank Loans

On June 14, 2013, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $8.13 million (RMB50 million). The line of credit is collateralized by the Company’s property and equipment. As of September 30, 2013, Goldenway had borrowed $8.13 million (RMB50 million) under this line of credit from Nanjing Bank with an annual interest rate ranging from 5.88% to 6.16% and due on various dates from October 2013 to March 2014. Approximately $1.63 million (RMB10 million) was repaid subsequent to September 30, 2013.

On June 14, 2013, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.77 million (RMB60 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory. As of September 30, 2013, Ever-Glory Apparel had borrowed $3.25 million (RMB 20 million) under this line of credit with annual interest rates from 5.88% to 6.6% and due from January to September 2014. Ever-Glory Apparel had also borrowed $4.52 million from Nanjing Bank with annual interest rates ranging from 2.1% to 2.2% and due on various dates from October to December 2013, and collateralized by approximately $6.46 million of accounts receivable from wholesale customers.  At September 30, 2013, approximately $2.0 million was unused and available under this line of credit. Approximately $1.67 million was repaid subsequent to September 30, 2013.

On April 10, 2012, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.25 million (RMB20 million). The line of credit is guaranteed by Jiangsu Ever-Glory and Mr. Kang. As of September 30, 2013, LA GO GO had borrowed $1.63 million (RMB10 million) under this line of credit with annual interest rates ranging from 6.16% to 6.44% and due on various dates from October 2013 to January 2014. At September 30, 2013, approximately $1.62 million (RMB10 million) was unused and available under this line of credit. Approximately $0.81 million was repaid subsequent to September 30, 2013.

On January 4, 2011, Goldenway entered into a revolving line of credit agreement for approximately $6.5 million (RMB40 million) with Shanghai Pudong Development Bank. As of September 30, 2013, Goldenway had borrowed the maximum amount available under the line of $6.50 million (RMB40 million), with an annual interest rate of 6.3%. These loans are collateralized by certain properties and land use rights of Goldenway, and are due in November 2013.

As of September 30, 2013, Ever-Glory Apparel had borrowed $5.2 million (RMB32 million) from the Bank of Communications with an annual interest rate of 6.3% and due in February 2014. The loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang.  This loan is also collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among the Company, Jiangsu Ever-Glory, Nanjing Knitting and the bank. Ever-Glory Apparel had also borrowed $2.95 million from the Bank of Communications with an annual interest rate of 3.4%, due on various dates from October to December 2013, and collateralized by approximately $4.2 million of accounts receivable from wholesale customers.

As of September 30, 2013, LA GO GO had borrowed $1.62 million (RMB10 million) from the Bank of Communications with an annual interest rate of 6.3% and due in July 2014. This loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang.

On July 29, 2011, Ever-Glory Apparel and Perfect Dream collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $7.0 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of September 30, 2013, Ever-Glory Apparel had borrowed $5.4 million ($0.6 million and RMB 30 million) from HSBC with annual interest rates ranging 5.6% to 5.88% and due on various dates from October to December 2013, and collateralized by approximately $7.7 million of accounts receivable from international wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of September 30, 2013, approximately $1.6 million was unused and available. Approximately $2.39 million was repaid subsequent to September 30, 2013.

As of September 30, 2013, Ever-Glory Apparel had borrowed $2.75 million from China Minsheng Bank, with annual interest rate of 2.93% and due in November 2013 and collateralized by approximately $3.9 million of accounts receivable from wholesale customers.

As of September 30, 2013, LA GO GO had borrowed $3.25 million (RMB 20 million) from China Minsheng Bank, with annual interest rate of 6.3% and due in August 2014. This loan is guaranteed by Ever-Glory Apparel and Mr. Kang.

As of September 30, 2013, Ever-Glory Apparel had borrowed $1.46 million from Ping An Bank, with annual interest rate of 6.3%, due in November 2013, and collateralized by approximately $2.09 million of accounts receivable from wholesale customers.

As of September 30, 2013, Ever-Glory Apparel had borrowed $1.63 million (RMB 10 million) from Hua Xia Bank, with annual interest rate of 6.6% and due in April 2014. This loan is guaranteed by Goldenway.

All bank loans are used to fund our daily operations.

Amounts due from related party

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of September 30, 2013, Jiangsu Ever-Glory has provided guarantees for approximately $45.7 million (RMB 281 million) of lines of credit obtained by the Company. Jiangsu Ever-Glory, and its 20.31% owned equity investee, Nanjing Knitting, have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $21.46 million (RMB 132 million).  Mr. Kang has also provided a personal guarantee for $22. 6 million (RMB139 million). During the nine months ended September 30, 2013, $7.32 million (RMB45 million) was provided to Jiangsu Ever-Glory under the counter-guarantee. As of September 30, 2013, the amount of the counter-guarantee had been reduced to $21.3 million (RMB131 million), which was 46.7% of the aggregate amount of lines of credit. This amount plus accrued interest of $2.14 million have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G.

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

As of September 30, 2013, we had access to $53.52 million in lines of credit, of which $5.22 million was unused and is currently available. These credit facilities do not include any covenants.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in United States (U.S.) dollars. During 2003 and 2004 the exchange rate of RMB to the U.S. dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the U.S. dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of September 30, 2013, the foreign exchange rate had increased to 6.15 RMB to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future, and we will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel, Tai Xin and LA GO GO (whose functional currency is the RMB) are translated into US dollars using the current rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expense items are translated at the average exchange rate for the period. The foreign currency translation gain (loss) for the three and nine months ended September 30, 2013 and 2012 was $670,518, $1,828,910, $ ($192,935) and $7,066, respectively.

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

Interest Rates: Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. On September 30, 2013, we had $11.7 million in cash and cash equivalents. A hypothetical 5% increase or decrease in either the short term or long term interest rates would not have any material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates: We pay our suppliers and employees in Chinese RMB, however, most of our wholesale customers are located in the U.S., Japan and Europe and we generate sales from them in U.S. Dollars, Euros and British Pounds. Accordingly, our business has substantial exposure to changes in exchange rates between and among the Chinese RMB, the U.S. Dollar, the Euro and the British Pound. In the last decade, the RMB has been pegged at 8.26 RMB to one U.S. Dollar. On July 21, 2005 it was revalued to 8.09 per U.S. Dollar. Following the removal of the peg to the U.S. Dollar and pressure from the United States, the People’s Bank of China also announced that the RMB would be pegged to a basket of foreign currencies, rather than being strictly tied to the U.S. Dollar, and would be allowed to float trade within a narrow 0.3% daily band against this basket of currencies. The PRC government has stated that the basket is dominated by the U.S. Dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British Pound, Thai Baht, Russian Ruble, Australian Dollar, Canadian Dollar and Singapore Dollar. There can be no assurance that the relationship between the RMB and these currencies will remain stable over time, especially in light of the significant political pressure on the Chinese government to permit the free flotation of the RMB, which could result in greater and more frequent fluctuations in the exchange rate between the RMB, the U.S. Dollar and the Euro. On September 30, 2013, the exchange rate between the RMB and U.S. Dollar was 6.15 RMB to one U.S. Dollar. For additional discussion regarding our foreign currency risk, see the section titled Risk Factors in the Annual Report on Form 10-K for fiscal year ended on December 31, 2012. Fluctuation in the value of Chinese RMB relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.

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

Evaluation of Disclosure Controls and Procedures. As of  September 30, 2013, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of September 30, 2013. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9 of our annual report for fiscal year ended December 31, 2013.  As of September 30, 2013, we had not completed the remediation of these material weaknesses.

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

Remediation Measures for Material Weaknesses

As stated in our 2012 Form 10-K, our management concluded that, based on the assessment of our principal executive officer and principal financial officer, our internal controls over financial reporting were not effective as of December 31, 2012.

We are in the process of taking remedial measures to address the material weaknesses identified in our 2012 Form 10-K. During the three months ended September 30, 2013, we evaluated internal control policies and procedures. We established additional procedures whereby the Company's internal audit department gathers related party transaction information and submits these to the audit committee for review and approval.

During the three months ended September 30, 2013, the Company's internal audit department began a detailed independent examination of transactions with Jiangsu Ever-Glory to determine any other impact on the Company.

We will continue to develop and implement our remediation plan to address the material weaknesses identified in the 2012 Form 10-K.

Changes in Internal Control over Financial Reporting

Our management has worked, and will continue to work to improve our internal controls over financial reporting. During the three months ended September 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

November 14, 2013	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jiansong Wang
Jiansong Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)