Form 10-K
period 2013-12-31
Ever-Glory International Group, Inc.
filed 2014-04-14
CIK 943184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2013, 14,777,610 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2013, the last business day of the 2nd fiscal quarter, was approximately $9,978,726 based on the closing price of $2.65 for the registrant’s common stock as reported on the NYSE MKT LLC. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

As of April 10, 2014, there were 14,781,241 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EVER-GLORY INTERNATIONAL GROUP, INC.
FORM 10-K
For the Year Ended December 31, 2013

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

i

PART I

Item 1. BUSINESS

Overview and Corporate History

Ever-Glory International Group, Inc., sometimes referred to in this report as “Ever-Glory”, the “Company”,  “we”, or “us”, through its subsidiaries, is an apparel supply chain management provider, manufacturer, distributor and retailer based in the People’s Republic of China, with customers in China, the United States, Europe and Japan.  Our business is focused on middle to high-end casual wear, outerwear and sportswear brands for men, women and children.  As a holding company, we oversee the operations of our subsidiaries and provide our subsidiaries with resources and services in financial, legal, administrative and other areas. The Company was incorporated in Florida on October 19, 1994. We changed our name from Andean Development Corporation to “Ever-Glory International Group, Inc.” on November 17, 2005.

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

On November 20, 2013, Jiangsu La Go Go Fashion Company Limited (“Jiangsu LA GO GO”) a joint venture of Ever-Glory Apparel and Catch-Luck was incorporated in PRC. The business objective of Jiangsu LA GO GO is to carry out our retail operations in different geographic markets than LA GO GO.

On January 26, 2014, Shanghai Ya Lan Fashion Company Limited (“Ya Lan”) a wholly-owned subsidiary of Shanghai LA GO GO was incorporated in PRC. The business objective of Ya Lan is to establish and create another leading brand of ladies’ garments for the mainland Chinese market.

On March 19, 2014, Xizang He Meida Trading Company Limited (“He Meida”) a wholly-owned subsidiary of Ever-Glory Apparel was incorporated in PRC. The business objective of He Meida is to develop online operation of our retail business in the mainland Chinese market.

As a result of the foregoing acquisitions and transactions, we presently own and operate seven subsidiaries in China (including Hong Kong) as of the date of this annual report. Our corporate structure is illustrated below.

Business Operations

Our wholesale operations include manufacturing and worldwide sale of apparel to well-known casual wear, sportswear and outerwear brands and retailers in major markets. We conduct our original design manufacturing (“ODM”) operations through five wholly-owned subsidiaries which are located in the Nanjing Jiangning Economic and Technological Development Zone and Shang Fang Town in the Jiangning District in Nanjing, China: Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”), Goldenway Nanjing Garments Company Limited (“Goldenway”), Nanjing New-Tailun Garments Company Limited (“New Tailun”), Nanjing Catch-Luck Garments Co., Ltd. (“Catch-Luck”) and Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”). One wholly-owned subsidiary is located in Samoa: Ever-Glory International Group (HK) Ltd.("Ever-Glory HK"). In our fiscal year ended December 31, 2013, our wholesale segment achieved total sales of $178.3 million.

Although we have our own manufacturing capacity, we currently outsource most of the manufacturing to our strategic long term contractors as part of our overall business strategy. Outsourcing allows us to maximize our production capacity and remain flexible while reducing capital expenditures and the costs of keeping skilled workers on production lines during times of seasonally lower sales. We inspect products manufactured by our long-term contractors to ensure that they meet our high quality control standards. Total unit output from our manufacturing facilities and outsourced partners is more than 18.2 million pieces in 2013. See Production and Quality Control below.

Our retail business objective is to establish and create a leading brand of women’s wear and to build a nationwide retail distribution channel in China. We conduct our retail operations through Shanghai LA GO GO Fashion Company Limited (“Shanghai LA GO GO”), Jiangsu LA GO GO Fashion Company Limited (“Jiangsu LA GO GO”), Shanghai Ya Lan Fashion Company Limited (“Ya Lan”) and Xizang He Meida Trading Company Limited (“He Meida”). We had approximately 4,940 retail employees as of December 31, 2013. As of December 31, 2013, we operated 960 retail stores in China and had total retail sales of $189.7 million.

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

In the fiscal year ended December 31, 2013, approximately 73.4% of our sales revenue came from customers in China, 5.2% of our sales revenue came from customers in Germany, 11.5% of our sales revenue came from customers in United Kingdom and other European countries, 3.9% from customers in the United States, and 6.0% from customers in Japan. In 2013, sales to our five largest customers generated approximately 40.0% of our total wholesale sales and no customer represented more than ten percent of our total wholesale sales.

Substantially all of our long-lived assets were attributable to the PRC as of December 31, 2013 and 2012.

Suppliers

We purchase the majority of our raw materials (including fabric, fasteners, thread, buttons, labels and related materials) directly from numerous local fabric and accessories suppliers in China. For our wholesale business, collectively, purchases from our five largest suppliers represented approximately 18.3% and 16.4% of total raw material purchases in 2013 and 2012, respectively. No single supplier provided more than 10% of our total purchases.

We also purchased finished goods from contract manufacturers. For our wholesale business, collectively, purchases from our five largest contract manufacturers represented approximately 41.8% and 36.9% of total finished goods purchases in 2013 and 2012, respectively.  Two contract manufacturers provided approximately 13.1% and 10.5% of our total finished goods purchases in 2013, respectively. One contract manufacturer provided approximately 13.9% of our total finished goods purchases in 2012.

For our wholesale business, we generally agree to pay our suppliers within 30-90 days after our receipt of goods. We typically place orders for materials from suppliers when we receive orders from our customers. On average, the materials will generally be consumed by production in approximately 20 days.

Sales and Marketing

We have set up our own merchandising department to interface with our customers. We believe we have developed good and stable business relationships with our main customers in Europe, the U.S., Japan and China. Our sales staff s typically works directly with our customers and arranges the terms of the contracts with them.

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

Production and Quality Control

In 2013, we manufactured approximately 20% of the products we sell to wholesale customers in our own manufacturing facilities. We typically outsource the manufacturing of a large portion of our products based upon factory capacity and customer demand. The number of outside contract manufacturers to which we outsource is expected to increase in order to meet the anticipated growth in demand from our customers.

As of December 31, 2013, our total production capacity, including outsourced production, reached 18.2 million pieces per year. At present, we believe our production capacity is sufficient to meet customer demand.

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

Governmental Regulations/Quotas

In 2013, we were not subject to any export quota imposed by countries where our customers are located. Nevertheless, we have noticed that many European countries tightened their chemical inspection requirements after the removal of quotas. In addition, there can be no assurance that additional trade restrictions will not be imposed on the export of our products in the future.  Such actions could result in increases in the cost of our products generally and may adversely affect our results of operations. On a longer term basis, we believe that our customer mix and our ability to adjust the types of apparel we manufacture will mitigate our exposure to such trade restrictions in the future.

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

Retail Segment

As of December 31, 2013, LA GO GO had 960 retail stores in China selling its own brand clothing. We believe our advantages in the retail segments include our ability to promptly respond to market trends, our quick turn-around in design and production, and appropriate pricing.   In 2013, we achieved total net sales of approximately US $189.7 million for our retail business. We operate most of our retail stores in so-called Tier-2 or Tier-3 cities in China, such as Zhengshou in Henan province, Taizhou in Jiangsu province, etc.  We also have penetrated into Tier-1 cities, such as Beijing and Shanghai.

Suppliers

We purchase the majority of our raw materials (including fabric, fasteners, thread, buttons, labels and related materials) directly from numerous local fabric and accessories suppliers. For our retail business, collectively, purchases from our five largest suppliers represented approximately 45.5% of total purchases in 2013. There were two suppliers which provided 14.5% and 12.4% of our total raw materials purchases in 2013. We have not experienced difficulty in obtaining raw materials essential to our business.

We also purchase finished goods from contract manufacturers. For our retail business, collectively, our five largest contract manufacturers represented approximately 28.8% of total finished goods purchases in 2013. There was no contract manufacturer which provided more than 10% of our total finished goods purchases in 2013. We have not experienced difficulty in obtaining finished products from our contract manufacturers.

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

Design and Production

We have our own design, production and quality control departments. LA GO GO releases new designs twice a year, during October for the spring/summer season and May for the autumn/winter season. Our design team attends many fashion shows each year to track the trend in Europe, Japan and Asia. Our design team produces approximately 2,700 designs each year. LA GO GO hosts its own order-placing fair twice each year to determine the new products to be released for the spring/summer and autumn/winter season based on the orders placed by all the regional sales managers at such fair; our chief designer then decides the design to be manufactured. The production department will then produce samples for the designer’s approval.  Our quality control department checks the quality of the final products by follow-up inspection. The final products will be shipped to the logistics and distribution center for sale.

Sales and Marketing

Our LA GO GO products are sold in flagship stores, and stores-within-a-store.  The sales department is responsible for developing new sales channels. According to our new store opening plan, the ratio of flagship stores and stores-within-a-store are carefully balanced.  The store-within-a-store enters into contracts with department stores. The flagship stores are carefully chosen at prominent locations and have lease agreements with each property owner.  Under our return and exchange policy, products may be returned or exchanged for any reason within 15 days. During 2013, the return and exchange rate was very low and was not a material factor in our operations.

Store Operation

As of December 31, 2013, we had 960 stores, including 36 flagship stores, with each store generating average revenue of approximately $ 19,700 per month. The majority of our retail stores are situated as stores-within-a-store in large, mid-tier department stores located in over 20 provinces in China.

Trademarks

We regard our trademarks as an important part of our business due to the name recognition of our customers. We obtained trademark registration at the China Trademark Office for the mark “LA GO GO” in class 25 and class 18 in 2010. As of December 31, 2013, we are not aware of any valid claim or challenges to our right to use our registered trademark nor any counterfeit or other infringement to our registered trademark.

Information Technology

We recognize the importance of high-quality information management systems in the retail operation.  As a result, we use “Parkson Retail Management Systems”, a comprehensive and mature retail management application in China, to monitor and manage the merchandise planning, inventory and sales information.

We have invested research and development expense for high-tech fabrics. As of December 31, 2013, research and development costs are expensed as incurred.

Our Growth Strategy

Our strategy to grow and expand our business includes the following:

Supply chain management:

●	Expand the global sourcing network

●	Explore the overseas low-cost manufacturing base
●	Focus on high value-added products and continue our strategy to produce mid to high end apparel
●	Continue to emphasize on product design and technology application
●	Seek strategic acquisitions of international distributors that could enhance global sales and distribution network
●	Maintain stable revenue increase in the export markets while shifting focus to higher margin wholesale markets such as mainland China.

Retail business development:

●	Build the LA GO GO brand to be recognized as a major player in the mid-end women's apparel market in China;
●	Expand the LA GO GO retail network throughout China
●	Improve the LA GO GO retail stores’ efficiency and increase same-store sales
●	Continue to launch LA GO GO flagship stores in Tier-1 Cities and increase penetration and coverage in Tier-2 and Tier-3 Cities
●	Become a multi-brand operator by seeking opportunities for long-term cooperation with reputable international brands and by facilitating international brands entry into the Chinese market.

Employees

As of December 31, 2013, we had over 6,500 employees. None of our employees belong to a labor union. We have never experienced a labor strike or work stoppage. We are in full compliance with the Chinese labor laws and regulations and are committed to providing safe and comfortable working conditions and accommodations for our employees.

Labor Costs

The manufacture of garments is a labor-intensive business. Although much of our production process is automated and mechanized, we rely on skilled labor to make our products.  During the year ended December 31, 2013, our labor cost increased due to the shortage of skilled workers and rising labor cost in China.

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

Description of Property

In 2013, we operated three facilities on certain land in the Nanjing Jiangning Economic and Technological Development Zone and in Shangfang Town, which are located in Nanjing, China. For further details concerning our property, see Item 2 of this report regarding Properties.

Taxation

Most of our operating subsidiaries, except Ever-Glory HK, are incorporated in the PRC and therefore are governed by PRC income tax laws and are subject to the PRC enterprise income tax. Each of our consolidated entities files its own separate tax return, and we do not file a consolidated tax return.

Goldenway was incorporated in the PRC and is subject to PRC income tax laws and regulations.  In 2013, Goldenway’s income tax rate was 25%.

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

Shanghai LA GO GO was established on January 24, 2008, its income tax rate is 25%.

Jiangsu LA GO GO was established on November 20, 2013, its income tax rate is 25%.

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

As of December 31, 2013 and 2012, we did not rely on any raw material supplier for more than 10% of all of our total raw material purchases. For the wholesale business, we relied on two manufacturers for 13.1% and 10.5% of purchased finished goods in 2013, respectively. We relied on one manufacturer for 13.9% of purchased finished goods in 2012. For the retail business, we did not rely on any one manufacturer for more than 10% of all of our total purchased finished goods during 2013 and 2012. We do not have any long-term written agreements with any of these suppliers and do not anticipate entering into any such agreements in the near future. However, we always execute a written agreement for each order placed with our suppliers. We do not believe that loss of any of these suppliers would have a material adverse effect on our ability to obtain finished goods or raw materials essential to our business because we believe we can locate other suppliers in a timely manner.

Risks Relating to Our Business

Our wholesale business depends on some key customers for a significant portion of our sales. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.

For the year ended December 31, 2013, our five largest customers represented approximately 40.0 % of our total net sales. For the year ended December 31, 2012, our top five largest customers represented approximately 44.9% of our total net sales.  The garment manufacturing industry has experienced substantial consolidation in recent years, which has resulted in increased customer leverage over suppliers, greater exposure for suppliers to credit risk and an increased emphasis by customers on inventory management and productivity.

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

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. Because of restrictions on its ability to directly import and export products, the Company had utilized Jiangsu Ever-Glory as its agent to assist the Company with its import and export transactions and its international transportation projects from 2005 through 2011. Import transactions primarily consisted of purchases of raw materials and accessories designated by the Company’s customers for use in garment manufacture. Export transactions consisted of the Company’s sales to foreign markets such as Japan, Europe and the United States. These transactions ceased at end of 2011.

The Company and Jiangsu Ever-Glory sometimes purchase raw materials for each other in order to obtain cheaper prices. During the year ended December 31, 2013 and 2012, the Company purchased raw materials on behalf of Jiangsu Ever-Glory for $703,353 and $126,485, respectively; and Jiangsu Ever-Glory purchased raw materials on behalf of the Company for $76,518 and $1,032,261, respectively. All these transactions are settled at cost. In 2013, the Company also advanced $1,232,295 to Jiangsu Ever-Glory for purchase of raw materials.

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting (NOTE 8), the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of December 31, 2013 and 2012, Jiangsu Ever-Glory has provided guarantees for approximately $44.01 million (RMB 269 million) (2013) and $44.48 million (RMB 281 million) (2012) of lines of credit obtained by the Company. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $16.91 million (RMB 103 million) (2013) and $20.90 million (RMB 132 million) (2012).  Mr. Kang has also provided a personal guarantee for $20.78 million (RMB 127 million) (2013) and $22.0 million (RMB 139 million) (2012). During the year ended December 31, 2012, US$32.13 million (RMB 203 million) was provided to Jiangsu Ever-Glory under the counter guarantee, all of which was outstanding at December 31, 2012. During the year ended December 31, 2013, an additional $10.34 million (RMB64 million) was provided to and repayment of $26.55 million (RMB 164 million) was received from Jiangsu Ever-Glory under the counter-guarantee. As of December 31, 2013, the amount of the counter-guarantee had been reduced to $16.79 million (RMB 103 million), which was 38.15% of the aggregate amount of lines of credit. This amount plus accrued interest of $2.29 million have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. At December 31, 2013 and 2012, the amount classified as a reduction of equity was $19.08 million and $33.57 million. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. Interest income for the years ended December 31, 2013 and 2012 was approximately $1.03 million and $1.26 million, respectively.

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

Despite of management’s belief that Jiangsu Ever-Glory is financially capable of repaying all amount we provided under the counter guarantee and Jiangsu Ever-Glory’s repayment certain portion of the fund by the end of second quarter of 2013, it is possible that we would not be able to collect all amount from Jiangsu Ever-Glory due to factors beyond our control.  There is no restriction on how Jiangsu Ever-Glory can use the fund except that it is not allowed to invest in high risk investments.  We were told that Jiangsu Ever-Glory had used the entire amount of the fund we provided under the counter guarantee for its own operations. It is possible that we will not be able to collect the entire amount from Jiangsu Ever-Glory due to reasons beyond its control such as its operational failure or deterioration of the overall economic conditions.  In such event, we, as the primary obligor under the lines of credit, would be obligated to repay the entire outstanding borrowing after the banks seek collection from the assets collateralized by Jiangsu Ever-Glory. As a result, we may suffer financial losses which will have material negative effects on our financial condition and results of operations.

Expansion of both our wholesale and retail business depends on our ability to obtain continuous financing at acceptable terms.  Failure to do so will result in negative impact on our results of operations.

We have historically relied on debt financing from Chinese banks to satisfy our financing needs.  Due to Chinese banks’ stringent underwriting policy to non-state-owned businesses, borrowers generally have to provide properties and land use rights as collaterals or obtain third party guarantees from either high-net-worth individuals or businesses with strong credits with the banks.   Although we have certain properties and land use rights to be used as collateral, the value of those properties are not high enough for us to obtain sufficient bank loans to support our projected growth.  Therefore, Mr. Kang previously provided personal guarantees and Jiangsu Ever-Glory provided personal guarantees and assets collateral as security interests for the bank loans.  In the event Mr. Kang or Jiangsu Ever-Glory refuses to provide sufficient security interests in the future or continue the guarantee and collateral provided in the past, we may not be able to obtain the bank loans on acceptable terms as required by our business plan. As a result, we may have to delay or reduce our retail expansion and limit our wholesale development which may materially harm our business, financial condition and results of operations.

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

Risks Related to an Investment in Our Securities

Our common stock has limited liquidity.

Our common stock has been trading on the NYSE MKT (formerly, the American Stock Exchange and NYSE Alternext US LLC) since July 16, 2008, but it is thinly traded compared to larger more widely known companies in the same industry. Thinly traded common stock can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. The high and low bid price of Ever-Glory’s common stock during the past 52 week period ended December 31, 2013 has been US$1.78 and US$6.75 per share respectively.

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

 In this Annual Report on Form 10-K for the year ended December 31, 2013, we concluded that our internal control over financial reporting was not effective as of December 31, 2013 based on our assessment.  For more information, please refer to Item 9A. Controls and Procedures.  Our staff who are primarily responsible for the preparation of our financial statements do not have the requisite U.S. GAAP experience to prepare financial statements in accordance with U.S. GAAP.  Therefore, future reports may have statements indicating that our controls and procedures are not effective. We cannot assure you that even if we remediate our internal controls over financial reporting relating to the identified material weaknesses that we will establish the effectiveness of our internal controls over financial reporting or that we will not be subject to these or other material weaknesses in the future.  In addition, our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future.  Effective internal controls are necessary for us to produce reliable financial reports and are important to prevent fraud.  As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock.  Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

We may fail to timely identify related party transactions in the future due to the material weaknesses in our internal control over financing reporting,

In fiscal year ended December 31, 2012, we failed to timely identify report and document certain related party transaction, including the counter guarantee transaction we had with Jiangsu Ever-Glory as discussed above.  As a result, our financial statements for the periods ended March 31, 2012, June 30, 2012 and September 30, 2012 were restated. Due to the material weaknesses in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures, we may fail to timely identify related party transaction in the future.  Such failure may result in restatement of historical financing statements which may result in decrease of the market price of our common stock. If we are unable to remediate the material weaknesses in our internal control effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent registered public accounting firm.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Wholesale segment

In 2013, we operated three complexes as our operating and production facilities at 509 Chengxin Road, in the Nanjing Jiangning Economic and Technological Development Zone, Shangfang Town, Nanjing, China. The following is a description of these facilities:

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

(ii) New-Tailun. Our New-Tailun facilities include 25,000 square meters of floor space. Approximately 390 employees work at this location. Our New-Tailun facility mainly handles manufacturing. We lease the New-Tailun facility and the land from Jiangsu Ever-Glory for US$50,000 (RMB 314,000) per annum under a one year leasing arrangement that expired on December 31, 2014.

(iii) Catch-Luck. Our Catch-Luck facilities include 6,635 square meters of office and production space. Approximately 418 employees work at this location. Our Catch-Luck facility mainly handles manufacturing. These facilities are located on the piece of land for which we have the 50-year land use right.

In addition, under certain lease arrangement between Goldenway and Jiangsu Ever-Glory, Goldenway currently holds the right to lease certain land and use certain building and improvements on that land until 2016.  In December 2013 we leased part of this facility to a non- affiliated third party under a lease with an annual rent of approximately $18,000 pursuant to a two year lease.

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

In November 2011, LA GO GO entered into certain lease agreement with Shahe Village in Shanghai for approximately 10 Mu of land located in Huajiang West Road Shahe Village. The term of the lease is 40 years starting from January 1, 2013. We have built an office building on the land and put in use in 2013. The Construction Cost was included in property and equipment (see financial statement Note 5).

Item 3. LEGAL PROCEEDINGS

There is no material pending legal proceeding to which we are a party.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHSES OF EQUITY SECURITIES.

Market for Common Equity

Our common stock was quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) initially under the symbol “EGLY” and then it was changed to “EVGY” in 2007.  On July 16, 2008 our common stock commenced trading on NYSE MKT LLC (“NYSE MKT”)(formerly named the NYSE Annex) under the symbol of “EVK”. As of December 31, 2013, there were approximately 64 shareholders of record of our common stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name. The following table sets forth the high and low bid information for the common stock for each quarter within the last two fiscal years, as reported by the NYSE MKT. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

NYSE MKT

	Bid Price
PERIOD	HIGH	LOW
FISCAL YEAR 2013:
Fourth Quarter ended December 31, 2013	$6.75	$3.97
Third Quarter ended September 30, 2013	$3.80	$2.60
Second Quarter ended June 30, 2013	$3.39	$1.92
First Quarter ended March 31, 2013	$2.21	$1.78

FISCAL YEAR 2012:
Fourth Quarter ended December 31, 2012	$2.20	$1.20
Third Quarter ended September 30, 2012	$1.63	$1.34
Second Quarter ended June 30, 2012	$2.06	$1.51
First Quarter ended March 31, 2012	$2.00	$1.40

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

Item 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the year ended December 31, 2013 should be read in conjunction with the Financial Statements and corresponding notes included in this annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Retail Business

We conduct our retail operations through Shanghai LA GO GO Fashion Company Limited (“LA GO GO”), Jiangsu LA GO GO Fashion Company Limited (“Jiangsu LA GO GO”), Shanghai Ya Lan Fashion Company Limited (“Ya Lan”) and  Xizang He Meida Trading Company Limited (“He Meida”).

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

Retail Business

The business objective for our retail segment is to establish a leading brand of women’s apparel and to build a nationwide retail network in China. As of December 31, 2013, we had 960 stores (including store-in-stores) which included 291 stores opened in 2013 and 58 stores closed in 2013. We expect to open an additional 100-150 stores in 2014. We believe that our growth opportunities and continued investment initiatives include:

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

Collection Policy

Wholesale business

For our new customers, we generally require orders placed to be backed by letters of credit. For our long-term and established customers with good payment track records, we generally provide payment terms between 30 to 180 days following delivery of finished goods.

Retail business

For store-in-store shops, we generally receive payments from the stores between 60 to 90 days following the date of the register receipt. For our own flagship stores, we receive payments at the same time as the register receipt. For the sales in e-commerce platform such as Tmall, Dangdang mall, and Jingdong mall, we generally receive payments from these e-commerce companies between 5 to 15 days following the date of the register receipt.

Global Economic Uncertainty

Our business is dependent on consumer demand for our products. We believe that the significant uncertainty in the global economy and a slowdown in the United States and Europe economies have increased our clients’ sensitivity to the cost of our products. We have experienced continued pricing pressure. If the global economic environment continues to be weak, these worsening economic conditions could have a negative impact on our sales growth and operating margins in our wholesale segment in 2014.

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

Revenue Recognition

We recognize wholesale revenue from product sales, net of value-added taxes, upon delivery for local sales and upon shipment of the products for export sales, at such time title passes to the customer provided however that (i) there are no uncertainties regarding customer acceptance (ii) persuasive evidence of an arrangement exists (iii) the sales price is fixed and determinable, and (iv) collectability is deemed probable. We recognize wholesale revenue from manufacturing fees charged to buyers for the assembly of garments from materials provided by the buyers upon completion of the manufacturing process and shipment of the products for export sales, provided that (i)there are no uncertainties regarding customer acceptance (ii) persuasive evidence of an arrangement exists (iii) the sales price is fixed and determinable, and (iv)  collectability is deemed probable. Retail sales are recorded at the time of register receipt. Retail sales through e-commerce companies are recognized when products are delivered and payments from customers are received.

Estimates and Assumptions

In preparing our consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates in 2013 and 2012 include the assumptions used to value tax liabilities, derivative financial instruments and the estimates of the allowance for deferred tax assets.

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

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2013 and 2012. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Year Ended December 31
	2013		2012
	(in U.S. Dollars, except for percentages)
Sales	$368,078,425	100.0%	$279,633,212	100.0%
Gross Profit	94,594,339	25.7	65,055,935	23.3
Operating Expenses	76,448,472	20.8	49,972,035	17.9
Income From Operations	18,145,867	4.9	15,083,900	5.4
Other Expenses	779,855	0.2	373,347	0.1
Income Tax Expense	6,627,434	1.8	1,907,611	0.7
Net Income	$10,738,578	2.9%	$12,802,942	4.6%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the years ended December 31, 2013 and 2012.

	2013	% of total sales	2012	% of total sales	Growth in 2013 compared with 2012
Wholesale business
The People’s Republic of China	$80,541,243	21.9%	$70,161,563	25.1%	14.8%
Germany	19,043,278	5.2	21,627,788	7.7	(11.9)
United Kingdom	23,566,685	6.4	22,885,131	8.2	3.0
Europe-Other	18,703,909	5.1	15,154,483	5.4	23.4
Japan	22,182,271	6.0	23,082,506	8.3	(3.9)
United States	14,308,738	3.9	18,129,628	6.5	(21.1)
Total Wholesale business	178,346,124	48.5	171,041,099	61.2	4.3
Retail business	189,732,301	51.5	108,592,113	38.8	74.7
Total sales	$368,078,425	100.0%	$279,633,212	100.0%	31.6%

Total sales for the year ended December 31, 2013 were $368.1 million, an increase of 31.6% from the year ended December 31, 2012. This increase was primarily attributable to a 74.7% increase in sales in our retail business as well as a 4.3% increase in our wholesale business.

Sales generated from our wholesale business contributed $178.3 million or 48.5% of our total sales for the year ended December 31, 2013, an increase of 4.3% compared to $171.0 million or 61.2% of our total sales for the year ended December 31, 2012. This increase was primarily attributable to increased sales in the PRC, the United Kingdom and Europe partially offset by decreased sales in Germany, Japan and the United States.

Sales generated from our retail business contributed $189.7 million or 51.5% of our total sales for the year ended December 31, 2013, an increase of 74.7% compared to $108.6 million or 38.8% for the year ended December 31, 2012. This increase was primarily due to the increase in new stores opened and same store sales. We had 960 LA GO GO stores as of December 31, 2013, compared to 727 LA GO GO stores at December 31, 2012. In 2013 we opened 291 new LA GO GO stores.

Total retail store square footage and sales per square foot for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Total store square footage	896,744	649,432
Number of stores	960	727
Average store size, square feet	934	893
Total store sales	$189,732,301	$108,592,113
Sales per square foot	$212	$167

Same store sales and newly opened store sales for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Sales from stores opened for a full year	$151,505,696	$82,563,140
Sales from newly opened store sales	$37,821,775	$23,128,624
Other*	$404,830	$2,900,349
Total	$189,732,301	$108,592,113

*Primarily consists of sales from stores that were closed in the current reporting period.

We remodeled or relocated 123 stores in 2013, and we plan to relocate or remodel 150 stores in 2014. Remodels and relocations typically drive incremental same-store sales growth. A relocation typically results in an improved, more visible and accessible location, and usually includes increased square footage. We believe we will continue to have opportunities for additional remodels and relocations beyond 2014.  Same-store sales are calculated based upon stores that were open at least 12 full fiscal months in each reporting period and remain open at the end of each reporting period.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment and rent for retail stores, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the years ended December 31, 2013 and 2012.

	For the Year Ended December 31,				Growth (Decrease) in 2013
	2013		2012		compared
	(in U.S. dollars, except for percentages)				with 2012
Wholesale Sales	$178,346,124	100.0%	$171,041,099	100.0%	4.3%
Raw Materials	83,796,921	47.0	80,411,746	47.0	4.2
Labor	4,830,502	2.7	4,454,096	2.6	8.5
Outsourced Production Costs	57,248,699	32.1	56,252,762	32.9	1.8
Other and Overhead	545,851	0.3	568,201	0.3	(3.9)
Total Cost of Sales for Wholesale	146,421,973	82.1	141,686,805	82.8	3.3
Gross Profit for Wholesale	31,924,151	17.9	29,354,294	17.2	8.8
Net Sales for Retail	189,732,301	100.0	108,592,113	100.0	74.7
Production Costs	62,176,835	32.8	33,885,305	31.2	83.5
Rent	64,885,278	34.2	39,005,167	35.9	66.4
Total Cost of Sales for Retail	127,062,113	67.0	72,890,472	67.1	74.3
Gross Profit for Retail	62,670,188	33.0	35,701,641	32.9	75.5
Total Cost of Sales	273,484,086	74.3	214,577,277	76.7	27.5
Gross Profit	$94,594,339	25.7%	$65,055,935	23.3%	45.4%

Our wholesale business raw material costs increased 4.2% to $83.8 million in 2013 from $80.4 million in 2012. As a percent of sales, raw material costs remained the same 47.0% of our total sales in 2013 compared to 2012.

Our wholesale business labor costs increased 8.5% to $4.8 million in 2013 from $4.5 million in 2012. As a percent of sales, labor costs accounted for 2.7% of our total sales in 2013, an increase of 0.1% compared to 2012. The increase was mainly due to the increased average salaries of employees.

Outsourced production costs for our wholesale business increased 1.8% to $57.2 million in 2013 from $56.3 million in 2012. As a percent of sales, outsourced production costs were 32.1% of our total sales in 2013, a decrease of 0.8% compared to 2012. This decrease was primarily attributable to increase in outsourced orders by approximately $7.0 million to our related entities in Vietnam and Cambodia, which have lower labor costs compared to orders outsourced to Chinese factories.

Overhead and other expenses for our wholesale business stayed the same 0.3% of our total sales in 2013 compared to 2012.

Gross profit in our wholesale business in 2013 was $31.9 million, an increase of 8.8% compared to 2012. Gross margin was 17.9% in 2013, an increase of 0.7% compared to 2012.

Our retail business production costs were $62.2 million in 2013 as compared to $33.9 million in 2012. As a percent of retail sales, retail production costs accounted for 32.8% of our total sales in 2013, compared to 31.2% of total sales in 2012. This increase was primarily due to reduced retail prices in various promotions in exchange for increased sales volume during the year ended December 31, 2013.

Rent costs for our retail business were $64.9 million in 2013 compared to $39.0 million in 2012. As a percent of retail sales, rent costs accounted for 34.2% of our total retail sales in 2013, compared to 35.9% of total retail sales in 2012. Total rent costs increased as a result of the increase in the number of our stores. The decrease in rent costs as a percentage of total retail sales was due to an increase in same store sales in 2013.

Gross profit in our retail business in 2013 was $62.7 million and gross margin was 33.0%. Gross profit in our retail business in 2012 was $35.7 million and gross margin was 32.9%.

Total cost of sales in 2013 was $273.5 million, compared to $214.6 million in 2012, an increase of 27.5%. As a percentage of total sales, cost of sales decreased to 74.3% of total sales in 2013, compared to 76.7% of total sales in 2012. Consequently, gross margin increased to 25.7% in 2013 from 23.3% in 2012. In addition to the reasons discussed above, increase in percentage of retail sales in terms of total sales from 38.8% to 51.5% also resulted in increase in gross margin, as retail gross margin normally is higher than wholesale gross margin.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. Some of our customers also furnish us with raw materials so that we can manufacture their products. For our wholesale business, aggregate purchases from our five largest raw material suppliers represented approximately 18.9% and 16.4% of raw materials purchases in 2013 and 2012, respectively. No single supplier provided more than 10% of our raw materials purchases in 2013 and 2012. For our retail business, aggregate purchases from our five largest suppliers represented approximately 45.5% and 30.7% of raw materials purchases in 2013 and 2012, respectively. The Company relied on two suppliers for 15% and 12% of total raw materials purchased, respectively, during 2013 and no single supplier provided more than 10% of our total purchases in 2012. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

We also purchase finished goods from contract manufacturers. For our wholesale business, aggregate purchases from our five largest contract manufacturers represented approximately 46.7% and 36.9% of finished goods purchases in 2013 and 2012, respectively. Three contract manufacturers provided approximately 14.0%, 12.3% and 11.6% of our finished goods purchases in 2013, respectively. One contract manufacturer provided approximately 13.9% of our finished goods purchases in 2012. For our retail business, aggregate purchase from our five largest contract manufacturers represented approximately 28.8% and 15.2% of finished goods purchases in 2013 and 2012, respectively. No single contract manufacturer provided more than 10% of our finished goods purchases in 2012. We have not experienced difficulty in obtaining finished products from our contract manufacturers and we believe we maintain good relationships with our contract manufacturers.

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

	For the Years Ended December 31,
	2013		2012		Increase
	(in U.S. Dollars, except for percentages)
Gross Profit	$94,594,339	25.7%	$65,055,935	23.3%	45.4%
Operating Expenses
Selling Expenses	51,772,169	14.1	33,723,088	12.1	53.5
General and Administrative Expenses	24,676,303	6.7	16,248,947	5.8	51.9
Total Operating Expenses	76,448,472	20.8	49,972,035	17.9	53.0
Income from Operations	$18,145,867	4.9%	$15,083,900	5.4%	20.3%

Selling expenses were $51.8 million in 2013, an increase of 53.5% or $18.0 million compared to 2012. As a percent of sales, Selling expenses accounted for 14.1% of our total sales in 2013, an increase of 2.0% compared to 2012. The increase was attributable to the increased number of stores, leading to increased numbers of retail employees and increased average salaries, as well as the increased store decoration and marketing expenses associated with the promotion of the LA GO GO brand.

General and administrative expenses were $24.7 million in 2013, an increase of $8.4 million compared to 2012. As a percent of sales, general and administrative expenses accounted for 6.7% of our total sales in 2013, an increase of 0.9% compared to 2012. The increase was attributable to an increase in the number of wholesale and retail management personnel. Research and development costs included in general and administrative expenses for the years ended December 31, 2013 and 2012 amounted to $1.2 million and $1.1 million, respectively.

Income from Operations

Income from operations increased by 20.3% to $18.1 million in 2013 from $15.1 million in 2012. As a percent of sales, income from operations accounted for 4.9% of our total sales in 2013, a decrease of 0.5% compared to 2012.

Interest Expense

Interest expense was $3.0 million in 2013, an increase of 42.9% compared to the same period in 2012. The increase was due to the increased bank loans as a result of our business expansion.

Change in fair value of derivative liability

At December 31, 2012, we had warrants outstanding to purchase an aggregate of 840,454 shares of the Company’s common stock, which warrants required liability classification because of certain provisions that may have resulted in an adjustment to their exercise price. The warrants expired in June 2013. At the expiration date, the remaining value of the warrants not exercised ($2,000) was reduced to $0. The increase in other income resulting from the decrease in derivative warrant liability was $294,000 and $96,800 for the years ended December 31, 2013 and 2012, respectively.

Income Tax Expense

Income tax expense was $6.6 and $1.9 million in 2013 and 2012, respectively.

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

Although the Company’s parent entity is a US entity, the Company’s primary operations are through subsidiaries located in China, certain apparel manufacturing is performed outside of China in Southeast Asia, sales are made globally, and the Company has other subsidiary operations in Hong Kong and Samoa.  Therefore, the Company uses significant judgment to calculate and provide for income taxes in each of the tax jurisdictions in which it operates. In the ordinary course of the Company’s business, there are transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of transfer pricing for transactions with the Company’s subsidiaries, potential challenges to nexus, value added estimates, and similar matters.  In September 2009, the Company formed its subsidiary, Ever-Glory Hong Kong, domiciled in Samoa, in order to engage in certain limited import and export of apparel, fabric and accessories, as well as to efficiently address currency exchange matters with international transactions.  Over the past few years, the operational matters handled by this subsidiary have expanded with respect to sub-contracting of certain manufacturing work outside of China, as well as to other operational matters with non-PRC customers and vendors.  Additionally, over this time period, tax guidance, rules and positions taken by the PRC with respect to transfer pricing issues have evolved, and in certain cases, become more standardized.  As part of the Company’s on-going process of evaluating our tax positions, the Company considered various factors as they relate  to its Samoan subsidiary and as related to intercompany transactions. This evaluation resulted in a change in the Company’s estimate of exposure to potential unfavorable outcomes related to these uncertainties, and the Company recorded a tax liability of approximately $3,186,000 as of December 31, 2013 based on the probability for such outcomes.

The PRC’s Enterprise Income Tax Law imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise in PRC to its immediate holding company outside China, such distributions were exempted under the previous income tax law and regulations. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. The foreign invested enterprise became subject to the withholding tax starting from January 1, 2008. Given that the undistributed profits of the Company's subsidiaries in China are intended to be retained in China for business development and expansion purposes, no withholding tax accrual has been made.

Net Income

Net income in 2013 was $10.7 million, a decrease of 16.1% compared to 2012. Our diluted earnings per share were $0.73 and $0.87 for the years ended December 31, 2013 and 2012, respectively.

Summary of Cash Flows

Summary cash flows information for 2013 and 2012 is as follows:

	2013	2012
Net cash provided by (used in) operating activities	$7,505,623	$20,354,509
Net cash used in investing activities	$(8,134,941)	$(7,649,346)
Net cash used in (provided by) financing activities	$18,611,761	$(12,290,020)

Net cash provided by operating activities for the year ended December 31, 2013 was approximately $7.5 million compared with approximately $20.3 million during the year ended December 31, 2012. The decrease was primarily due to an increase in inventories and accounts receivable offsetting by increase in accounts payable.

Net cash used in investing activities was approximately $8.1 million for the year ended December 31, 2013, compared with approximately $7.6 million during the year ended December 31, 2012. The increase was mainly due to increased equipment purchases.

Net cash provided by financing activities was approximately $18.6 million for the year ended December 31, 2013, compared with approximately $12.3 million used in financing activities during the year ended December 31, 2012. During the year ended 2013, we repaid $111.2 million of bank loans and received bank loan proceeds of $116.0 million. Also, under the counter-guarantee agreement, we advanced $10.3 million to the related party and received $26.5 million from the related party during the year ended 2013.

Liquidity and Capital Resources

As of December 31, 2013, we had cash and cash equivalents of approximately $27.8 million, total current assets of approximately $195.6 million and current liabilities of approximately $159.7 million. We presently finance our operations primarily from cash flows from our operations and borrowings from banks, and we anticipate that these will continue to be our primary source of funds to finance our short-term cash needs.

Bank Loans

On June 14, 2013, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $8.18 million (RMB50 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of December 31, 2013, Goldenway had borrowed $8.18 million under this line of credit from Nanjing Bank with an annual interest rate of 6.16% from January to April 2014. Approximately $6.54 million was repaid subsequent to December 31, 2013.

On June 14, 2013, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.82 million (RMB60 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory. As of December 31, 2013, Ever-Glory Apparel had borrowed $3.27 million (RMB 20 million) under this line of credit with an annual interest rate of 6.6% and due on September 2014. Ever-Glory Apparel had also borrowed $4.62 million from Nanjing Bank with annual interest rates ranging from 1.8% to 2.2% and due on various dates from January to February 2014, and collateralized by approximately $6.58 million of accounts receivable from wholesale customers.  At December 31, 2013, approximately $1.93 million was unused and available under this line of credit. Approximately $4.62 million was repaid subsequent to December 31, 2013.

On April 10, 2013, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.27 million (RMB20 million). The line of credit is guaranteed by Mr. Kang. As of December 31, 2013, LA GO GO had borrowed $2.45million (RMB15 million) under this line of credit with an annual interest rate of 6.16% and due on various dates from January and April 2014. At December 31, 2013, approximately $0.82 million (RMB5 million) was unused and available under this line of credit. Approximately $0.82 million was repaid subsequent to December 31, 2013.

As of December 31, 2013, Ever-Glory Apparel had borrowed $5.23 million (RMB32 million) from the Bank of Communications with an annual interest rate of 6.3% and due in February 2014. The loan is guaranteed by Jiangsu Ever-Glory.  This loan is also collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among the Company, Jiangsu Ever-Glory, Nanjing Knitting and the bank. Ever-Glory Apparel had also borrowed $0.74 million from the Bank of Communications with an annual interest rate of 3.85% and due in January 2014, and collateralized by approximately $1.20 million of accounts receivable from wholesale customers. Approximately $5.9 million was repaid subsequent to December 31, 2013.

As of December 31, 2013, LA GO GO had borrowed $3.27 million (RMB20 million) from the Bank of Communications with an annual interest rate of 6.3% and due in July 2014. This loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang.

As of December 31, 2013, Ever-Glory Apparel had borrowed $1.64 million (RMB10 million) from the Bank of China with an annual interest rate of 6.05% and due in April 2014 and guaranteed by Jiangsu Ever-Glory and Mr. Kang. Ever-Glory Apparel had also borrowed $6.57 million ($4.76 million and RMB 11.6 million) from the Bank of China with annual interest rates ranging from 2.56% to 2.94% due on various dates from March to May 2014, and collateralized by approximately $9.4 million of accounts receivable from wholesale customers.

As of December 31, 2013, Ever-Glory Apparel had borrowed $1.68 million from China Minsheng Bank, with annual interest rate of 3.19% and due in February 2014 and collateralized by approximately $2.4 million of accounts receivable from wholesale customers. Approximately $1.68 million was repaid subsequent to December 31, 2013.

As of December 31, 2013, LA GO GO had borrowed $3.27 million (RMB 20 million) from China Minsheng Bank, with annual interest rate of 6.3% and due in August 2014. This loan is guaranteed by Ever-Glory Apparel and Mr. Kang.

On July 29, 2011, Ever-Glory Apparel and Perfect Dream collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $7.00 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of December 31, 2013, Ever-Glory Apparel had borrowed $3.50 million ($0.70 million and RMB 17 million) from HSBC with annual interest rates ranging 3.3% to 6.6% and due on various dates from January to April 2014, and collateralized by approximately $5.1 million of accounts receivable from international wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of December 31, 2013, approximately $3.5 million was unused and available. Approximately $3.5 million was repaid subsequent to December 31, 2013.

As of December 31, 2012, Ever-Glory Apparel had borrowed $3.27 million (RMB20.0 million) from Everbright Bank, with an annual interest rate of 6.3% and due in October 2014. This loan is guaranteed by Goldenway and Mr. Kang. This loan is also collateralized by assets of Jiangsu Ever-Glory.

As of December 31, 2013, Ever-Glory Apparel had borrowed $2.20 million from Ping An Bank, with annual interest rate of 3.25%, due on various dates from February to March 2014, and collateralized by approximately $3.14 million of accounts receivable from wholesale customers. Approximately $2.2 million was repaid subsequent to December 31, 2013.

As of December 31, 2013, Ever-Glory Apparel had borrowed $1.80 million (RMB11 million) from the Industrial and Commercial Bank of China with an annual interest rate of 5.6% and due in June 2014 guaranteed by Goldenway.

As of December 31, 2013, Ever-Glory Apparel had borrowed $1.64 million (RMB 10 million) from Hua Xia Bank, with annual interest rate of 6.6% and due in April 2014. This loan is guaranteed by Goldenway. Approximately $1.64 million was repaid subsequent to December 31, 2013.

All bank loans are used to fund our daily operations.

Capital Commitments

We have a continuing program for the purpose of improving our manufacturing facilities and extending our LA GO GO stores. We anticipate that cash flows from operations and borrowings from banks will be used to pay for these capital commitments.

Uses of Liquidity

Our cash requirements through the end of 2014 will be primarily to fund daily operations and the growth of our business.

Sources of Liquidity

Our primary sources of liquidity for our short-term cash needs are expected to be from cash and cash equivalents currently on hand, cash flows generated from operations and borrowings from banks. We believe that we will be able to borrow additional funds if necessary.

We believe our cash flows from operations together with our cash and cash equivalents currently on hand as well as borrowings from banks will be sufficient to meet our needs for working capital, capital expenditure and other commitments through the end of 2014. No assurance can be made that additional financing will be available to us if required, and adequate funds may not be available on terms acceptable to us. If funding is insufficient at any time in the future, we will develop or enhance our products or services and expand our business through cash flows generated from operations and borrowings from banks.

As of December 31, 2013, we had access to approximately $59.6 million in lines of credit, of which approximately $6.3 million was unused and available. These credit facilities do not include any covenants. We have agreed to provide Jiangsu Ever-Glory a counter-guarantee of not less than 70% of the maximum aggregate lines of credit and borrowings guaranteed by Jiangsu Ever-Glory and collateralized by the assets of Jiangsu Ever-Glory and its equity investee, Nanjing Knitting, under agreements executed between the Company, Jiangsu Ever-Glory, Nanjing Knitting, and the banks. The maximum aggregate lines of credit and available borrowings was approximately $44.01 million (RMB 269 million) and approximately $16.8 (RMB 103 million) was provided to Jiangsu Ever-Glory as the counter guarantee as of December 31, 2013.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004 the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of December 31, 2013, the market foreign exchange rate had increased to 6.11 RMB to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future, and will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel, Taixin, Shanghai LA GO GO and Jiangsu LA GO GO (whose functional currency is RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumlated other comprehensive income in the statement of equity. The foreign currency translation gain for the years ended December 31, 2013 and 2012 was approximately $1.9 million and $0.4 million respectively.

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

As of December 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Ever-Glory International Group, Inc.

We have audited the accompanying consolidated balance sheets of Ever-Glory International Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, equity and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of Ever-Glory International Group, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ever-Glory International Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

GHP Horwath, P.C.
Denver, Colorado
April 14, 2014

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND 2012

ASSETS
	2013	2012

CURRENT ASSETS
Cash and cash equivalents	$27,772,878	$9,365,958
Accounts receivable	80,317,630	68,513,893
Inventories	75,190,197	46,038,456
Value added tax receivable	2,620,277	2,866,018
Other receivables and prepaid expenses	1,821,695	1,910,383
Advances on inventory purchases	6,010,027	3,596,860
Amounts due from related parties	1,896,376	8,680
Total Current Assets	195,629,080	132,300,248

LAND USE RIGHT, NET	2,821,471	2,801,472
PROPERTY AND EQUIPMENT, NET	18,370,327	16,068,735
TOTAL ASSETS	$216,820,878	$151,170,455

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loans	$53,338,748	$46,919,680
Payable to officers and employees	-	2,341,574
Accounts payable	72,855,960	49,700,392
Accounts payable and other payables - related parties	4,102,456	3,158,814
Other payables and accrued liabilities	16,128,514	10,547,190
Value added and other taxes payable	5,399,187	4,189,211
Income tax payable	489,307	952,652
Deferred tax liabilities	7,391,029	3,109,095
Derivative liability	-	294,000
Total Current Liabilities	159,705,201	121,212,608

TOTAL LIABILITIES	159,705,201	121,212,608

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Stockholders' equity:
Preferred stock ($.001 par value, authorized 5,000,000 shares,
no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares,
14,781,241 and 14,772,270 shares issued and outstanding
As of December 30, 2013 and December 31, 2012, respectively)	14,781	14,772
Additional paid-in capital	3,572,157	3,552,166
Retained earnings	53,618,026	46,774,001
Statutory reserve	10,212,268	6,317,715
Accumulated other comprehensive income	8,783,425	6,873,170
Amounts due from related party	(19,084,980)	(33,573,977)
Total Stockholders' Equity	57,115,677	29,957,847
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$216,820,878	$151,170,455

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

SALES	$368,078,425	$279,633,212

COST OF SALES	273,484,086	214,577,277

GROSS PROFIT	94,594,339	65,055,935

OPERATING EXPENSES
Selling expenses	51,772,169	33,723,088
General and administrative expenses	24,676,303	16,248,947
Total operating expenses	76,448,472	49,972,035

INCOME FROM OPERATIONS	18,145,867	15,083,900

OTHER INCOME (EXPENSE)
Interest income	1,186,402	1,348,646
Interest expense	(3,005,579)	(2,103,103)
Change in fair value of derivative liability	294,000	96,800
Other income	745,322	284,310
Total other income(expense)	(779,855)	(373,347)

INCOME BEFORE INCOME TAX EXPENSE	17,366,012	14,710,553

INCOME TAX EXPENSE	(6,627,434)	(1,907,611)

NET INCOME	10,738,578	12,802,942

Foreign currency translation gain	1,910,255	385,284
COMPREHENSIVE INCOME	$12,648,833	$13,188,226

EARNINGS PER SHARE:
Basic and diluted	$0.73	$0.87
Weighted average number of shares outstanding
Basic and diluted	14,778,080	14,767,253

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

			Additional	Retained Earnings		Accumulated other	Amounts due
	Common Stock		paid-in		Statutory	comprehensive	from
	Shares	Amount	capital	Unrestricted	reserve	income	related party	Total
Balance at January 1, 2012	14,760,873	$14,761	$3,532,369	$34,976,853	$5,311,921	$6,487,886		$50,323,790

Stock issued for compensation	11,397	11	19,797					19,808
Net income				12,802,942				12,802,942
Transfer to reserve				(1,005,794)	1,005,794			-
Amounts due from related party							(33,573,977)	(33,573,977)
Foreign currency translation gain						385,284		385,284
Balance at December 31, 2012	14,772,270	$14,772	$3,552,166	$46,774,001	$6,317,715	$6,873,170	$(33,573,977)	$29,957,847

Stock issued for compensation	8,971	9	19,991					20,000
Net income				10,738,578				10,738,578
Transfer to reserve				(3,894,553)	3,894,553			-
Net cash received from related party to repay amounts under counter guarantee agreement (Note 13)							14,488,997	14,488,997
Foreign currency translation gain						1,910,255		1,910,255
Balance at December 31, 2013	14,781,241	$14,781	$3,572,157	$53,618,026	$10,212,268	$8,783,425	$(19,084,980)	$57,115,677

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,738,578	$12,802,942
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,468,807	4,961,510
Provision for obsolete inventories	8,043,762	3,143,544
Change in fair value of derivative liability	(294,000)	(96,800)
Deferred income tax	4,164,509	629,526
Stock-based compensation	19,996	19,809
Changes in operating assets and liabilities
Accounts receivable	(9,590,741)	(17,532,398)
Inventories	(35,405,694)	(12,043,857)
Value added tax receivable	337,102	(942,408)
Other receivables and prepaid expenses	(69,488)	(622,788)
Advances on inventory purchases	(2,041,826)	(1,557,755)
Amounts due from related parties	(2,714,527)	16,305,342
Accounts payable	21,202,556	8,003,110
Accounts payable and other payables- related parties	917,863	415,867
Other payables and accrued liabilities	5,161,972	4,386,302
Value added and other taxes payable	1,072,813	1,901,804
Income tax payable	(506,059)	580,759
Net cash provided by operating activities	7,505,623	20,354,509

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(8,181,327)	(7,649,346)
Proceeds from sale of property and equipment	46,386	-
Net cash used in investing activities	(8,134,941)	(7,649,346)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	116,023,547	78,588,792
Repayment of bank loans	(111,240,579)	(61,088,486)
Proceeds from payable to officers and employees	-	2,340,094
Repayment of payable to officers and employees	(2,387,429)	-
Cash received from related party to repay amounts under counter-guarantee agreement (Note 13)	26,552,049	-
Advances to related party under counter-guarantee agreement (Note 13)	(10,335,827)	(32,130,420)
Net cash provided by (used in) financing activities	18,611,761	(12,290,020)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	424,477	128,234

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,406,920	543,377

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,365,958	8,822,581

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,772,878	$9,365,958

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Non-cash investing and financing activities:
Accrued interest income on amounts due from related party under counter-guarantee agreement (Note 13)	$1,032,380	$1,262,701
Cash paid during the period for:
Interest paid	$3,005,579	$2,103,103
Income taxes paid	$2,725,126	$876,293

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 AND 2012

NOTE 1	ORGANIZATION AND BASIS OF PRESENTATION

Ever-Glory International Group, Inc. (the “Company”), together with its subsidiaries, is an apparel manufacturer, supplier and retailer in The People's Republic of China ("China or "PRC"), with a wholesale segment and a retail segment. The Company’s wholesale business consists of recognized brands for department and specialty stores located in China, Europe, Japan and the United States. The Company’s retail business consists of flagship stores and store-in-stores for the Company’s own-brand products. The following are the Company’s subsidiaries as of December 31, 2013:

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

Goldenway Nanjing Garments Co. Ltd. (“Goldenway”), a wholly-owned subsidiary of Perfect Dream, was incorporated in the PRC in 1993.

Nanjing Catch-Luck Garments Co, Ltd. (“Catch-Luck”), a wholly-owned subsidiary of Perfect Dream, was incorporated in the PRC in 1995.

Nanjing New-Tailun Garments Co. Ltd. (“New-Tailun’), a wholly-owned subsidiary of Perfect Dream, was incorporated in the PRC in 2006.

Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”), a wholly-owned subsidiary of Goldenway, was incorporated in the PRC in 2009.

Shanghai LA GO GO Fashion Company Limited (“Shanghai LA GO GO”), a wholly-owned subsidiary of Ever-Glory Apparel, was incorporated in the PRC in 2008.

Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”), a wholly-owned subsidiary of Ever-Glory Apparel, was incorporated in the PRC in 2012.

Jiangsu LA GO GO Fashion Company Limited (“Jiangsu LA GO GO”), a joint venture of Ever-Glory Apparel and Catch-Luck, was incorporated in the PRC in 2013.

Shanghai Ya Lan Fashion Company Limited (“Ya Lan”), a wholly-owned subsidiary of Shanghai LA GO GO, , was incorporated in the PRC in 2014.

Xizang He Meida Trading Company Limited (“He Meida”), a wholly-owned subsidiary of Ever-Glory Apparel, was incorporated in the PRC in 2014.

The Company’s wholesale operations are provided primarily through the Company’s PRC subsidiaries, Goldenway, Catch-Luck, New Tailun, Ever-Glory Apparel, TaiXin and the Company’s Samoa subsidiary, Ever-Glory HK. The Company’s retail operations are provided through its subsidiaries, Shanghai La Go Go, Jiangsu La Go Go, Ya Lan and He Meida.

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

As of December 31, 2013 and 2012, the Company considers all its accounts receivable to be collectable and no provision for doubtful accounts has been made in the consolidated financial statements.

Inventories

Wholesale inventories are stated at lower of cost or market value, cost being determined on a specific identification method. The Company manufactures products upon receipt of orders from its customers. All products must pass the customers’ quality assurance procedures before delivery. Therefore, products are rarely returned by customers after delivery.

Retail inventories are stated at the lower of average cost or market value, cost being determined on a specific identification method. The Company records an allowance for slow-moving or obsolete materials and finished goods aged more than one year.

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

Depreciation is provided on a straight-line basis, less estimated residual value, over the assets’ estimated useful lives.  The estimated useful lives are as follows:

Property and plant	15-20 Years
Leasehold improvements	10 Months to 2 Years
Machinery and equipment	10 Years
Office equipment and furniture	3-5 Years
Motor vehicles	5 Years

Land Use Rights

All land in the PRC is owned by the government and cannot be sold to any individual or company.  However, the government may grant a “land use right” to occupy, develop and use land. The Company records land use rights obtained as intangible assets at cost, which is amortized evenly over the grant period of 50 years.

Long-Lived Assets

Long-lived assets, property, equipment and land use rights held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. There were no impairments of long-lived assets as of December 31, 2013.

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

At December 31, 2013, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions that management considers to be of a high quality.

The Company has adopted ASC 825-10 “Financial Instruments”, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings.

Derivative Financial Instruments

From time to time, the Company uses derivative financial instruments to manage its exposure to foreign currency risks arising from operational activities. The Company does not hold or issue derivative instruments for trading purposes. Generally, the derivatives do not qualify for hedge accounting. Such derivatives generally consist of forward foreign exchange contracts, spot foreign exchange contracts or foreign exchange options to manage exposure to certain foreign currency operating transactions. Derivative financial instruments are recognized initially at fair value and transaction costs are expensed immediately. Subsequent to initial recognition, derivative financial instruments are stated at fair value. The gain or loss on re-measurement to fair value is recognized immediately in earnings.

Revenue and Cost Recognition

The Company recognizes wholesale revenue from product sales, net of value added taxes, upon delivery for local sales and upon shipment of the products for export sales, at which time title passes to the customer provided that there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable and collectability is deemed probable. The Company recognizes wholesale revenue from manufacturing fees charged to buyers for the assembly of garments from materials provided by the buyers upon completion of the manufacturing process and upon delivery to the buyer for local sales and upon shipment of the products for export sales, provided that there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable and collectability is deemed probable. Retail sales are recognized at the time of register receipt. Retail sales through e-commerce companies are recognized when products are delivered and payments from customers are received (normally, the customers have the right of return before they pay).

Cost of goods sold includes the direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment and rent consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

Local transportation charges and production inspection charges are included in selling expenses and totaled $113,727 and $164,873 in the years ended December 31, 2013 and 2012, respectively.

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development costs included in general and administrative expenses for the years ended December 31, 2013 and 2012 amounted to $1,179,918 and $1,109,143, respectively.

Government subsidies

Government subsidies are recognized when received and when all the conditions for their receipt have been met. Subsidies that compensate the Company for expenses incurred are recognized as a reduction of expenses in the consolidated statements of operations. Subsidies that are not associated with expenses are recognized as other income. One of the Company’s PRC subsidiaries received government subsidies of $683,820 and $124,246 for the years ended December 31, 2013 and 2012, respectively, which was recorded in other income when subsidies were received and all the conditions were met.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2013 and 2012. The Company’s effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses, temporary differences, and preferential tax treatment.

The Company files income tax returns with the relevant government authorities in the U.S. and the PRC. The Company is not subject to U.S. federal tax examinations for years before 2007.

Foreign Currency Translation and Other Comprehensive Income

The reporting currency of the Company is the U.S. dollar. The functional currency of Ever-Glory, Perfect Dream and Ever-Glory HK is the U.S. dollar. The functional currency of Goldenway, New Tailun, Catch-luck, Ever-Glory Apparel, Shanghai LA GO GO, Jiangsu LA GO GO and Taixin is the Chinese RMB.

For the subsidiaries whose functional currency is the RMB, all assets and liabilities are translated at the exchange rate on the balance sheet date; equity is translated at historical rates and items in the statement of income are translated at the average rate for the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity and amounted to $8,783,429 and $6,873,170 as of December 31, 2013 and 2012, respectively. Assets and liabilities at December 31, 2013 and 2012 were translated at RMB6.11 and RMB6.32 to $1.00 respectively. The average translation rates applied to income statement accounts and statement of cash flows for the years ended December 31, 2013 and 2012 were RMB6.20 and RMB6.32 to $1.00, respectively. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Translation gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred and amounted to $575,382 and $(134,272) for the years ended December 31, 2013 and 2012, respectively.

Earnings Per Share

The Company reports earnings per share in accordance with ASC 260 “Earnings Per Share”, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Further, if the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split, the computations of a basic and diluted EPS shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

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

Segments

The Company applies ASC 280 “Segment Reporting” which establishes standards for operating information regarding operating segments in financial statements and requires selected information for those segments to be presented in financial reports issued to stockholders. ASC 280 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company reports financial and operating information in two segments:

(1)	Wholesale apparel manufacture and sales

(2)	Retail sales of own-brand clothing

Recently Issued Accounting Pronouncements

The Company reviews new accounting standards as issued. Although some of the accounting standards issued are effective after the end of the Company’s previous fiscal years, and therefore may be applicable to the Company. Management has not identified any standards that it believes will have a significant impact on the Company’s consolidated financial statements.

NOTE 3	INVENTORIES

Inventories at December 31, 2013 and 2012 consisted of the following:

	December 31, 2013	December 31, 2012
Raw materials	$5,658,519	$5,687,612
Work-in-progress	25,862,185	7,296,733
Finished goods	55,664,077	36,770,852
	87,184,781	49,755,197
Less: allowance for obsolete inventories	(11,994,584)	(3,716,741)
Total inventories	$75,190,197	$46,038,456

NOTE 4	LAND USE RIGHTS

In 2006, the Company obtained a fifty-year land use right on 112,442 square meters of land in the Nanjing Jiangning Economic and Technological Development Zone.

Land use rights at December 31, 2013 and 2012 consisted of the following:

	2013	2012
Land use rights	$3,163,861	$3,163,861
Less: accumulated amortization	(342,390)	(362,389)
Land use rights, net	$2,821,471	$2,801,472

Amortization expense was $73,385 and $71,183 for the years ended December 31, 2013 and 2012, respectively. Future expected amortization expense for land use rights is approximately $72,000 for each of the next five years.

NOTE 5	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2013 and 2012:

	2013	2012
Property and plant	$16,929,771	$13,134,192
Leasehold improvements	12,870,846	11,499,672
Construction-in-progress	1,171,788	149,514
Equipment and machinery	3,504,666	3,691,593
Office equipment and furniture	2,096,829	1,216,415
Motor vehicles	926,581	535,671
	37,500,481	30,227,057
Less: accumulated depreciation	19,130,154	14,158,322
Property and equipment, net	$18,370,327	$16,068,735

Depreciation expense was $6,395,422 and $4,895,736 for the years ended December 31, 2013 and 2012, respectively.

NOTE 6	PAYABLE TO OFFICERS AND EMPLOYEES

The Company established a plan in September 2012. Under this plan, eligible employees could make loans to the Company and earn interest equal to prevailing China bank loan interest rates, normally two to four times rates on savings accounts. The loans could be made only in the period from September 1, 2012 to December 31, 2012. The annual interest rates varied in line with changes in China bank loan interest rates. The total balance at December 31, 2012 of $2,341,574 was repaid to the officers and employees in 2013.

NOTE 7	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2013 and 2012 consisted of the following:

	2013	2012
Accrued professional fees	$57,336	$41,497
Advance from customers	2,843,374	444,681
Accrued wages and welfare	6,121,912	4,279,561
Other payables	7,105,892	5,781,451
Total other payables and accrued liabilities	$16,128,514	$10,547,190

NOTE 8	BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short term bank loans consisted of the following as of December 31, 2013 and 2012.

Bank	December 31, 2013	December 31, 2012
Nanjing Bank	$18,526,618	$16,743,277
Bank of Communications	9,245,108	6,953,834
Bank of China	8,210,699	3,387,620
China Minsheng Banking	4,953,069	4,239,800
HSBC	3,499,552	5,414,316
Everbright Bank	3,272,000	3,166,000
Pin An Bank	2,196,102	-
Industrial and Commercial Bank of China	1,799,600	-
Huaxia Bank	1,636,000	-
Shanghai Pudong Development Bank	-	7,014,833
	$53,338,748	$46,919,680

On June 14, 2013, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $8.18 million (RMB50 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of December 31, 2013, Goldenway had borrowed $8.18 million under this line of credit from Nanjing Bank with an annual interest rate of 6.16% from January to April 2014. Approximately $6.54 million was repaid subsequent to December 31, 2013.

On June 14, 2013, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.82 million (RMB60 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory. As of December 31, 2013, Ever-Glory Apparel had borrowed $3.27 million (RMB 20 million) under this line of credit with an annual interest rate of 6.6% and due on September 2014. Ever-Glory Apparel had also borrowed $4.62 million from Nanjing Bank with annual interest rates ranging from 1.8% to 2.2% and due on various dates from January to February 2014, and collateralized by approximately $6.58 million of accounts receivable from wholesale customers. At December 31, 2013, approximately $1.93 million was unused and available under this line of credit. Approximately $4.62 million was repaid subsequent to December 31, 2013.

On April 10, 2013, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.27 million (RMB20 million). The line of credit is guaranteed by Mr. Kang. As of December 31, 2013, LA GO GO had borrowed $2.45million (RMB15 million) under this line of credit with an annual interest rate of 6.16% and due on various dates from January and April 2014. At December 31, 2013, approximately $0.82 million (RMB5 million) was unused and available under this line of credit. Approximately $0.82 million was repaid subsequent to December 31, 2013.

As of December 31, 2013, Ever-Glory Apparel had borrowed $5.23 million (RMB32 million) from the Bank of Communications with an annual interest rate of 6.3% and due in February 2014. The loan is guaranteed by Jiangsu Ever-Glory.  This loan is also collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among the Company, Jiangsu Ever-Glory, Nanjing Knitting and the bank. Ever-Glory Apparel had also borrowed $0.74 million from the Bank of Communications with an annual interest rate of 3.85% and due in January 2014, and collateralized by approximately $1.20 million of accounts receivable from wholesale customers. Approximately $5.9 million was repaid subsequent to December 31, 2013.

As of December 31, 2013, LA GO GO had borrowed $3.27 million (RMB20 million) from the Bank of Communications with an annual interest rate of 6.3% and due in July 2014. This loan is guaranteed by Jiangsu Ever-Glory and Mr. Kang.

As of December 31, 2013, Ever-Glory Apparel had borrowed $1.64 million (RMB10 million) from the Bank of China with an annual interest rate of 6.05% and due in April 2014 and guaranteed by Jiangsu Ever-Glory and Mr. Kang. Ever-Glory Apparel had also borrowed $6.57 million ($4.76 million and RMB 11.6 million) from the Bank of China with annual interest rates ranging from 2.56% to 2.94%, due on various dates from March to May 2014, and collateralized by approximately $9.4 million of accounts receivable from wholesale customers.

As of December 31, 2013, Ever-Glory Apparel had borrowed $1.68 million from China Minsheng Bank, with annual interest rate of 3.19% and due in February 2014 and collateralized by approximately $2.4 million of accounts receivable from wholesale customers. Approximately $1.68 million was repaid subsequent to December 31, 2013.

As of December 31, 2013, LA GO GO had borrowed $3.27 million (RMB 20 million) from China Minsheng Bank, with annual interest rate of 6.3% and due in August 2014. This loan is guaranteed by Ever-Glory Apparel and Mr. Kang.

On July 29, 2011, Ever-Glory Apparel and Perfect Dream collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $7.00 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of December 31, 2013, Ever-Glory Apparel had borrowed $3.50 million ($0.70 million and RMB 17 million) from HSBC with annual interest rates ranging 3.3% to 6.6% and due on various dates from January to April 2014, and collateralized by approximately $5.1 million of accounts receivable from international wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of December 31, 2013, approximately $3.5 million was unused and available. Approximately $3.5 million was repaid subsequent to December 31, 2013.

As of December 31, 2012, Ever-Glory Apparel had borrowed $3.27 million (RMB20.0 million) from Everbright Bank, with an annual interest rate of 6.3% and due in October 2014. This loan is guaranteed by Goldenway and Mr. Kang. This loan is also collateralized by assets of Jiangsu Ever-Glory.

As of December 31, 2013, Ever-Glory Apparel had borrowed $2.20 million from Ping An Bank, with annual interest rate of 3.25%, due on various dates from February to March 2014, and collateralized by approximately $3.14 million of accounts receivable from wholesale customers. Approximately $2.2 million was repaid subsequent to December 31, 2013.

As of December 31, 2013, Ever-Glory Apparel had borrowed $1.80 million (RMB11 million) from the Industrial and Commercial Bank of China with an annual interest rate of 5.6% and due in June 2014 guaranteed by Goldenway.

As of December 31, 2013, Ever-Glory Apparel had borrowed $1.64 million (RMB 10 million) from Hua Xia Bank, with annual interest rate of 6.6% and due in April 2014. This loan is guaranteed by Goldenway. Approximately $1.64 million was repaid subsequent to December 31, 2013.

Total interest expense on bank loans amounted to $3,005,579 and $2,103,103 for the year ended December 31, 2013 and 2012, respectively.

The annual average interest rate of bank loans was 6.00% and 5.53% for the year ended December 31, 2013 and 2012, respectively.

NOTE 9	DERIVATIVE LIABILITY

At December 31, 2013, the Company had one outstanding forward foreign exchange option contract (sell US dollars for RMB), with a notional amount of US$3,000,000. The fair value of this contract at December 31, 2013, as well as gains and losses realized on other foreign currency derivative activity during 2013 and 2012 was not significant.

At December 31, 2012, the Company had warrants outstanding to purchase an aggregate of 840,454 shares of the Company’s common stock, which warrants required liability classification because of certain provisions that may have resulted in an adjustment to their exercise price. The warrants expired in June 2013. At the expiration date, the remaining value of the warrants not exercised ($2,000) was reduced to $0. The increase in other income resulting from the decrease in derivative warrant liability was $294,000 and $96,800 for the years ended December 31, 2013 and 2012, respectively.

NOTE 10	INCOME TAX

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

Although the Company’s parent entity is a US entity, the Company’s primary operations are through subsidiaries located in China, certain apparel manufacturing is performed outside of China in Southeast Asia, sales are made globally, and the Company has other subsidiary operations in Hong Kong and Samoa.  Therefore, the Company uses significant judgment to calculate and provide for income taxes in each of the tax jurisdictions in which it operates. In the ordinary course of the Company’s business, there are transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of transfer pricing for transactions with the Company’s subsidiaries, potential challenges to nexus, value added estimates, and similar matters.  In September 2009, the Company formed its subsidiary, Ever-Glory HK, domiciled in Samoa, in order to engage in certain limited import and export of apparel, fabric and accessories, as well as to efficiently address currency exchange matters with international transactions.  Over the past few years, the operational matters handled by this subsidiary have expanded with respect to sub-contracting of certain manufacturing work outside of China, as well as to other operational matters with non-PRC customers and vendors.  Additionally, over this time period, tax guidance, rules and positions taken by the PRC with respect to transfer pricing issues have evolved, and in certain cases, become more standardized.  As part of the Company’s on-going process of evaluating our tax positions, the Company considered various factors as they relate  to its Samoan subsidiary and as related to intercompany transactions. This evaluation resulted in a change in the Company’s estimate of exposure to potential unfavorable outcomes related to these uncertainties, and the Company recorded a tax liability of approximately $3,186,000 as of December 31, 2013 based on the probability for such outcomes.

The PRC’s Enterprise Income Tax Law imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise in PRC to its immediate holding company outside China, such distributions were exempted under the previous income tax law and regulations. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. The foreign invested enterprise became subject to the withholding tax starting from January 1, 2008. Given that the undistributed profits of the Company's subsidiaries in China are intended to be retained in China for business development and expansion purposes, no withholding tax accrual has been made.

After the tax liability adjustment resulted from the reevaluation of the Company’s tax position (resulting in the company allocating substantially all of the earnings of the Samoan subsidiary to the PRC and reporting such earnings as taxable in the PRC), pre-tax income for the years ended December 31, 2013 and 2012 was taxable in the following jurisdictions:

	2013	2012
PRC	$26,617,298	$7,727,981
Samoa	(9,521,787)	6,922,098
BVI	(3,499)	(28,518)
Others	274,000	88,992
	$17,366,012	$14,710,553

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the years ended December 31, 2013 and 2012, respectively:

	2013	2012
PRC statutory rate	25.0%	25.0%
Non-taxable items	(0.6)	(0.2)
Effect of foreign income tax rates	-	(11.7)
Effect of reevaluation of tax positions	13.7	-
Other	0.1	(0.1)
Effective income tax rate	38.2%	13.0%

Income tax expense for the year ended December 31, 2013 and 2012 is as follows:

	2013	2012
Current	$2,345,500	$1,165,918
Deferred	4,281,934	741,693
Income tax expense	$6,627,434	$1,907,611

NOTE 11	EARNINGS PER SHARE

Basic and diluted earnings per share for 2013and 2012 were calculated as follows:

	2013	2012
Weighted average number of common shares- Basic and diluted	14,778,080	14,767,253

Earnings per share - basic and diluted	$0.73	$0.87

For the year ended December 31, 2012, the Company excluded 840,454 warrants outstanding from diluted earnings per share because the exercise price of $3.20 exceeded the average trading price of $1.63 for the year ended December 31, 2012 making these warrants anti-dilutive.

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

As of December 31, 2013, New-Tailun and Catch-Luck had fulfilled the 50% statutory reserve contribution requirement; therefore no further transfers are required for those entities. In 2013, Goldenway appropriated $187,551 Ever-Glory Apparel appropriated $2,154,853, Shanghai La GO GO appropriated $1,264,197, Jiangsu La GO GO appropriated $29,850 and Taixin appropriated $258,102 to the statutory reserve.

Warrants

The Company had 840,454 warrants outstanding in connection with a 2007 private placement. The warrants expired in June 2013.

Following is a summary of the status of warrants outstanding and exercisable at December 31, 2012:

2012
Exercise Price	Number of Shares	Average Remaining Contractual Life
$3.20	840,454	0.43

NOTE 13	RELATED PARTY TRANSACTIONS

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

Other income from Related Parties

Included in other income for the years ended December 31,2013 and 2012 is rent revenue from entities controlled by Mr. Kang under operating lease agreements with various terms though 2015 as follows:

	2013	2012
EsCeLav	$12,105	$10,856
Nanjing Eight-One-Five Hi-Tech (M&E) Co.,Ltd.	16,140	15,830
Total	$28,245	$26,686

Other expenses due to Related Parties

Included in other expenses for the years ended December 31, 2013 and 2012 are rent costs due to entities controlled by Mr. Kang under operating lease agreements as follows (See details at Note 14):

	2013	2012
Jiangsu Ever-Glory	$50,680	$49,675
Kunshan Enjin	41,757	32,842
Total	$92,437	$82,517

The Company leases Jiangsu Ever-Glory's factory as the factory is in a location where there is a good supply of experienced workers. The Company leases Kunshan Enjin's warehouse space because the location is convenient for transportation and distribution.

Purchases from, and Sub-contracts with Related Parties

The Company purchased raw materials of $726,288and $2,493,691 during the years ended 2013 and 2012, respectively, from Nanjing Knitting.

In addition, the Company sub-contracted certain manufacturing work to related companies totaling $16,787,399 and $10,232,599 for the years ended December 31, 2013 and 2012, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Ever-Glory Vietnam	$8,716,372	$4,144,156
Ever-Glory Cambodia	6,628,314	4,225,835
Nanjing Ever-Kyowa	1,135,851	948,917
Nanjing Knitting	254,812	859,747
EsC'Lav	10,253	15,981
Jiangsu Ever-Glory	41,797	37,963
Total	$16,787,399	$10,232,599

Accounts Payable – Related Parties

The accounts payable to related parties at December 31, 2013 and 2012 are as follows:

	2013	2012
Ever-Glory Vietnam	$2,473,271	$2,183,039
Nanjing Knitting	784,777	756,842
Ever-Glory Cambodia	582,453	90,428
Nanjing Ever-Kyowa	261,955	128,505
Total	$4,102,456	$3,158,814

Amounts Due From Related Parties – Current Assets

The amounts due from related parties at December 31, 2013 and 2012 are as follows:

	2013	2012
Jiangsu Ever-Glory	$1,738,879	$-
Nanjing Eight-One-Five Hi-Tech (M&E) Co..Ltd.	145,206	-
EsC'eLav	12,291	8,680
Total	$1,896,376	$8,680

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. Because of restrictions on its ability to directly import and export products, the Company had utilized Jiangsu Ever-Glory as its agent to assist the Company with its import and export transactions and its international transportation projects from 2005 through 2011. Import transactions primarily consisted of purchases of raw materials and accessories designated by the Company’s customers for use in garment manufacture. Export transactions consisted of the Company’s sales to foreign markets such as Japan, Europe and the United States. These transactions ceased at end of 2011.  During 2013 and 2012, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices.  The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at cost for $703,353 and $126,485 during 2013 and 2012, respectively.  Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at cost for $76,518 and $1,032,261 during 2013 and 2012, respectively.  The Company also advanced $1,232,295 to Jiangsu Ever-Glory for future raw material purchases in 2013.

At December 31, 2013, amounts due from Nanjing Eight-One-Five Hi-Tech (M&E) Co.,Ltd. is $145,206, which included rental receivable of $16,140 and utility paid on behalf of Nanjing Eight-On-Five of $129,066.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting (NOTE 8), the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of December 31, 2013 and 2012, Jiangsu Ever-Glory has provided guarantees for approximately $44.01 million (RMB 269 million) (2013) and $44.48 million (RMB 281 million) (2012) of lines of credit obtained by the Company. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $16.91 million (RMB 103 million) (2013) and $20.90 million (RMB 132 million) (2012).  Mr. Kang has also provided a personal guarantee for $20.78 million (RMB 127 million) (2013) and $22.0 million (RMB 139 million) (2012).

During the year ended December 31, 2012, US$32.13 million (RMB 203 million) was provided to Jiangsu Ever-Glory under the counter guarantee, all of which was outstanding at December 31, 2012. During the year ended December 31, 2013, an additional $10.34 million (RMB 64 million) was provided to and repayment of $26.55 million (RMB 164 million) was received from Jiangsu Ever-Glory under the counter-guarantee agreement. As of December 31, 2013, the amount of the counter-guarantee had been reduced to $16.79 million (RMB 103 million) (the difference represents currency exchange adjustment of $0.87 million), which was 38.15% of the aggregate amount of lines of credit. This amount plus accrued interest of $2.29 million have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. At December 31, 2013 and 2012, the amount classified as a reduction of equity was $19.08 million and $33.57 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. Interest income for the years ended December 31, 2013 and 2012 was approximately $1.03 million and $1.26 million, respectively.

Through March 31, 2014, approximately $5.07 million (RMB 31 million) was provided and approximately $1.30 million (RMB  8 million) of interest income was received under the counter-guarantee agreement.

NOTE 14	COMMITMENTS AND CONTINGENCIES

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

Operating Lease Commitment

The Company has entered the operating lease agreement with Jiangsu Ever-Glory since inception of the Company. The leased factory is located in Nanjing Shangfang Town. The lease term is one year and can be renewed once a year. On January 1, 2014, the Company renewed the lease which expires on December 31, 2014, at an annual rental of $50,000 (RMB 314,000). For the years ended December 31, 2013 and 2012, the Company recognized rental expense in the amounts of approximately $50,680 and $49,675, respectively.

The Company has entered the operating lease agreement with Kunshan Enjin as La GO GO’s Logistics warehouse since inception of the Company. The leased warehouse is located in Suzhou Kunshan. The lease term is one year and can be renewed once a year. On January 1, 2014, the Company renewed the lease which expires on December 31, 2014, at an annual rental of $41,700 (RMB 258,720). For the years ended December 31, 2013 and 2012, the Company recognized rental expense in the amounts of approximately $41,757 and $32,842, respectively.

The company has entered the operating lease agreement with Shahe Village for approximately 10 Mu of land in Shahe Village, Shanghai. The term of the lease is 40 years starting from January 1, 2013, with an annual rent of $0.42 million (RMB 2.6 million) for the first 5 years. The rent will increase by $16,000 (RMB 100,000) every five years. For the year ended December 31, 2013, total rental expense was $477,946.

The Company leases retail space, warehouses and office facilities under operating leases expiring on various dates through 2016. The majority of the Company’s retail leases is for twelve-month periods and provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a rent liability in the consolidated balance sheets and the corresponding rent expense when management determines that achieving the specified levels during the fiscal year is probable. Total rent expense was $64,885,278 and $39,005,167 for the years ended December 31, 2013 and 2012, respectively.  Future minimum lease payments for leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

Year ending December 31,

2014	262,000
2015	274,000
2016	286,000
$822,000

Legal Proceedings

There is no material pending legal proceeding to which the Company is a party.

NOTE 15	CONCENTRATIONS AND RISKS

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Based on management’s assessment of the amount of probable credit losses, if any, in existing accounts receivable, management has concluded that no allowance for doubtful accounts is necessary at December 31, 2013 and 2012. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability.

The Company had no customers that represented more than 10% of the Company’s revenues for the year ended December 31, 2013, and had two wholesale customers that represented approximately 11% of the Company’s revenues each, for the year ended December 31, 2012, respectively.

For the Company’s wholesale business during 2013 and 2012, no supplier represented more than 10% of the total raw materials purchased.

For the Company’s retail business, the Company relied on two suppliers for 15% and 12% of total raw materials purchased, respectively, during 2013 and no supplier represented more than 10% of the total raw materials purchased during 2012.

For the wholesale business, the Company relied on two manufacturers for 13% and 11% of total purchased finished goods, respectively, during 2013. The Company relied on one manufacturer for 14% of purchased finished goods during 2012.

For the retail business, the Company did not rely on any single manufacturer for more than 10% of total purchased finished goods during 2013 and 2012.

The Company’s revenues for the years ended December 31, 2013 and 2012 were earned in the following geographic areas:

	2013	2012
The People’s Republic of China	$80,541,243	$70,161,563
Germany	19,043,278	21,627,788
United Kingdom	23,566,685	22,885,131
Europe-Other	18,703,908	15,154,483
Japan	22,182,271	23,082,506
United States	14,308,739	18,129,628
Total wholesale business	178,346,124	171,041,099
Retail business	189,732,301	108,592,113
Total	$368,078,425	$279,633,212

Substantially all of the Company’s long-lived assets were attributable to the PRC as of December 31, 2013 and 2012.

NOTE 16	SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)  Wholesale segment

(b)  Retail segment

The Company also provides general corporate services to its segments and these costs are reported as "corporate and others."

	Wholesale segment	Retail segment	Total
December 31, 2013
Segment profit or loss:
Net revenue from external customers	$178,346,124	$189,732,301	$368,078,425
Income from operations	$10,183,770	$7,962,097	$18,145,867
Interest income	$1,154,160	$32,242	$1,186,402
Interest expense	$2,695,683	$309,896	$3,005,579
Depreciation and amortization	$996,807	$5,472,000	$6,468,807
Income tax expense	$4,470,690	$2,156,744	$6,627,434

December 31, 2012
Segment profit or loss:
Net revenue from external customers	$171,041,099	$108,592,113	$279,633,212
Income from operations	$11,474,640	$3,609,260	$15,083,900
Interest income	$1,336,513	$12,133	$1,348,646
Interest expense	$1,911,212	$191,891	$2,103,103
Depreciation and amortization	$989,594	$3,977,325	$4,966,919
Income tax expense	$1,024,133	$883,478	$1,907,611

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

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended December 31, 2013. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of December 31, 2013. Our disclosure controls and procedures were not effective because of the “material weaknesses” described below under “Management’s Annual Report on Internal Controls Over Financial Reporting”.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Because of the material weaknesses described in the following paragraphs, management believes that, as of December 31, 2013, our internal control over financial reporting was not effective based on those criteria.

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

Remediation of Material Weaknesses

During the year ended December 31, 2013, we implemented the following measures to remediate the material weaknesses identified:

●
Increased the awareness of the existing policies and procedures over the financial reporting, especially over the related party transactions. We had post internal control policies and procedures, including related party transaction policies and procedures on the Company's internal website, and have the copies of these policies and procedures available and accessible to the finance team, internal audit department, executives, operational managers, and other related personnel company-wide. We also included the internal control policies and procedures in our orientation to all new hirers beginning from Q4, 2013.

●
Established policy and procedures to require all material related party transactions to be approved by the Audit Committee. Since September 2013, all the related party transactions have been reviewed and approved by the Audit Committee.

●
Developed a formal timetable for regular meetings involving our Audit Committee, management and our internal control manager, to review our internal audit plans, testing and results in connection with our assessment of the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act;

Despite the above measures which were intended to address the identified material weaknesses as well as to enhance our overall internal control environment, management concluded that as of December 31, 2013, the material weaknesses identified above had not been fully remediated.

Management Plan to Remediate Material Weaknesses

We are developing a comprehensive remediation plan that we expect to finalize and implement in 2014. When finalized and implemented, the plan is expected to include some of the following measures to remediate the material weaknesses identified:

●	Continue to provide applicable training for our financial and accounting staff to enhance our understanding of U.S. GAAP and internal control over financial reporting;
●	Expand the involvement of our external consultant to supervise and review our financial reporting process:

Changes in Internal Control Over Financial Reporting

Other than described above, during the fourth quarter of the fiscal year ended December 31, 2013, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table includes the names, positions held, and ages of our current executive officers and directors as of December 31, 2013:

Name	Age	Position	Held Position Since

Edward Yihua Kang	51	Chief Executive Officer, President, and Director	2005

Jiajun Sun	41	Chief Operating Officer and Director	2005

Jason Jiansong Wang	35	Chief Financial Officer and Secretary	2010

Changyu Qi (1)(2)	69	Director	2008

Zhixue Zhang (1)(2)	47	Director	2008

Merry Tang (1) (2)	54	Director	2011

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

Board Committees

In March 2008, the Board created the Audit Committee and the Compensation Committee and has adopted charters for these committees. In December 2013, the Board created the Nominating and Corporate Governance Committee and adopted its charter.  The Board also amended the Compensation Committee charter to be in compliance with the new listing standard for companies listed on NYSE MKT with regard to engagement of compensation consultants. The Board has determined that in its judgment, Ms. Merry Tang, Mr. Qi and Mr. Zhang are independent directors within the meaning of Section 803 of NYSE MKT Company Guide. Accordingly, all members of the Audit Committee are independent within the meaning of Section 803 of NYSE MKT Company Guide.

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

Compensation Committee

The Compensation Committee currently consists of Mr. Qi, Mr. Zhang and Ms. Merry Tang. Merry Tang serves as chairwoman of the Compensation Committee. The members of the Compensation Committee are currently “independent directors” as that term is defined in Section 803 of NYSE MKT Company Guide.

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

Nominating and Corporate Governance Committee

Nominating and Corporate Governance Committee currently consists of Mr. Qi, Mr. Zhang and Ms. Tang. Mr. Qi serves as chairwoman of the Nominating and Corporate Governance Committee. The members of the Nominating and Corporate Governance Committee are currently “independent directors” as that term is defined in Section 803 of NYSE MKT Company Guide.

In accordance with the Nominating and Governance Committee’s Charter, the Nominating and Corporate Governance Committee is responsible to identity and propose new potential director nominees to the board of directors for consideration and review our corporate governance policies.

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

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to our officers, directors and employees, including our Chief Executive Officer, senior executive officers, principal accounting officer, controller and other senior financial officers. Our code of business conduct and ethics is available on our website at www.everglorygroup.com. A copy of our code of business conduct will be provided to any person without charge, upon written request sent to us at our offices located at 509 Chengxin Road, Jiangning Development Zone, Nanjing, Jiangsu Province, China, Attention “Shareholder Relations.”

Changes in Nominating Process

        There are no material changes to the procedures by which security holders may recommend nominees to our Board except establishment of a Nominating and Governance Committee in 2013 which carried out the function previously taken by a majority of the independent directors in the consideration of security holder's nominee for election to the Board.

Meetings of the Board of Directors and Annual Meeting Attendance

Our board of directors met telephonically once in 2013 and also acted by unanimous written consent. Each member of our board of directors was present at eighty-five (85%) percent or more of the board of directors meetings held.

The Company does not have a policy with respect to Board members' attendance at the annual meeting of stockholders.

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

Compensation Benchmarking and Peer Group

Our Board of Directors did not rely on any consultants or utilize any peer company comparisons or benchmarking in 2012 in setting executive compensation. However, our management has considered competitive market practices by reviewing publicly available information relating to compensation of executive officers at other comparable companies in the apparel industry in China in making its recommendations to our Board of Directors regarding our executives’ compensation for fiscal year 2012. As our company evolves, we expect to take steps, including the utilization of peer company comparisons and/or hiring of compensation consultants, to ensure that the Board has a comprehensive picture of the compensation paid to our executives and with a goal toward total direct compensation for our executives that are on a par with the median total direct compensation paid to executives in peer companies if annually established target levels of performance at the company and business segment level are achieved.

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

Long-Term Incentive Plan Awards

We currently do not have an equity incentive plan, and no separate stock awards or stock option grants were made to any of the named executive officers during the fiscal year ended December 31, 2013. No stock options were held by the named executive officers as of December 31, 2013.

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

Summary Compensation Table for Fiscal Year 2013, 2012 and 2011

The following table sets forth information for the fiscal year ended December 31, 2013, 2012 and 2011 concerning the compensation paid and awarded to all individuals serving as (a) our Chief Executive Officer and Chief Financial Officer (b) the three most highly compensated Executive Officers (other than our Chief Executive Officer and Chief Financial Officer) of ours and our subsidiaries at the end of our fiscal year ended December 31, 2013, 2012, and 2011 whose total compensation exceeded $100,000 for these periods, and (c) two additional individuals for whom disclosure would have been provided pursuant to (b) except that they were not serving as executive officers at the end of our fiscal year ended December 31, 2013. These individuals may be collectively referred to in this report as our “Named Executive Officers.”

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Kang Yihua
Chairman of the	2013	31,189	77,126						108,315
Board, Chief	2012	25,991	64,873						90,864
Executive Officer	2011	25,811	58,950						84,761
and President

Jiansong Wang	2013	16,704	7,021						23,725
Chief Financial	2012	12,975	5,934						18,909
Officer	2011	11,128	4,637						15,765

(1)
All compensation is paid in Chinese RMB. For reporting purposes, the amounts in the table above have been converted to U.S. Dollars at the conversion rate of 6.47, 6.32 and 6.20 to one for 2011, 2012 and 2013, respectively. The officers listed in this table received no other form of compensation in the years shown, other than the salary set forth in this table.

Other Compensation

Other than as described above, there were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the executive officers during the year ended December 31, 2013. We do not have any retirement, pension, or profit-sharing programs for the benefit of our directors, officers or other employees. The Board of Directors may recommend adoption of one or more such programs in the future.

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

Although the Company does not have a written employment agreement with Jiansong Wang, he will be compensated approximately US$21,000 (RMB 130,000 ) per year for his services as the Chief Financial Officer and Secretary, which was based on the Board of Directors and the Compensation Committee’s review of the overall performance of the Company and the relative contribution of Mr.Wang.

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

Director Compensation for Fiscal 2013

The following table reflects all compensation awarded to, earned by or paid to our directors for the fiscal year ended December 31, 2013. Directors who are also officers do not receive any additional compensation for their services as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Non-Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($) (1)
Kang Yihua	108,315	—	—	—	—	—	108,315
Sun Jia Jun	109,106	—	—	—	—	—	109,106
Changyu Qi	—	5,000	—	—	—	—	5,000
Zhixue Zhang	—	5,000	—	—	—	—	5,000
Merry Tang	24,000	10,000					34,000

(1)	All compensation was paid in RMB except the cash compensation paid to Ms. Tang. The amounts in the foregoing table have been converted into U.S. Dollar at the conversion rate of 6.2 RMB to the dollar.

Service Description	Amount (in U.S. dollars)

Base Compensation	$3,000
Audit Committee Member	$1,000
Compensation Committee Member	$1,000
Audit Committee Chairman	$3,000
Audit Committee Financial Expert	$26,000

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

In February 2014, the directors entered into certain lockup agreements with the Company and agreed, subject to certain exception, not to sell, transfer or otherwise dispose the shares previously issued to the directors until shareholder approval of such issuance is obtained.

Outstanding Equity Awards at Fiscal Year-End

None of our executive officers was granted or otherwise received any option, stock or equity incentive plan awards during 2013 and there were no outstanding unexercised options previously awarded to our officers and directors, at the fiscal year end, December 31, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 18, 2014, for each of the following persons:

●	each of our directors and each of the named executive officers in the “Management” section of this Annual Report;
●	all directors and named executive officers as a group; and
●	each person who is known by us to own beneficially five percent or more of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Ever-Glory International Group, Inc. The percentage of class beneficially owned set forth below is based on 14,781,241 shares of our common stock outstanding on March 18, 2014.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock (1)	Percentof Class

Executive Officers and Directors
Yi Hua Kang	4,802,315	32.49%
Jia Jun Sun	174,800	1.18%
Jason Jiansong Wang	-	-
Merry Tang	9,372	0.06%
Changyu Qi	13,449	0.09%
Zhixue Zhang	13,410	0.09%
All Executive Officers and Directors as a Group (six persons)	5,013,346	33.92%
5% Holders
Ever-Glory Enterprises (H.K.) Ltd. (2)	5,623,098	38.04%
Xiaodong Yan (2) (3)	6,002,338	40.61%

(1)
The percentage of shares beneficially owned is based on 14,781,241 shares of common stock outstanding as of March 18, 20143. Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment and dispositive power of the shares.

(2)
Xiao Dong Yan is the sole director and shareholder of Ever-Glory Enterprises (H.K.) Ltd. and, as such, may be deemed to be the beneficial owner of the 5,623,098 shares held by Ever-Glory Enterprises (H.K.) Ltd.

(3)	The 6,002,338 shares include the 5,623,098 shares beneficially owned by Xiaodong Yan through Ever-Glory Enterprises (H.K.) Ltd.

Equity Compensation Plan Information

We have not adopted any equity compensation plan as of December 31, 2013.

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

Other income from Related Parties

Included in other income for the years ended December 31,2013 and 2012 is rent revenue from entities controlled by Mr. Kang under operating lease agreements with various terms though 2015 as follows:

	2013	2012
EsCeLav	$12,105	$10,856
Nanjing Eight-One-Five Hi-Tech (M&E) Co.,Ltd.	16,140	15,830
Total	$28,245	$26,686

Other expenses due to Related Parties

Included in other expenses for the years ended December 31, 2013 and 2012 are rent costs due to entities controlled by Mr. Kang under operating lease agreements as follows (See details at Financial Statement Note 14):

	2013	2012
Jiangsu Ever-Glory	$50,680	$49,675
Kunshan Enjin	41,757	32,842
Total	$92,437	$82,517

Purchases from, and Sub-contracts with Related Parties

The Company purchased raw materials of $726,288and $2,493,691 during the years ended 2013 and 2012, respectively, from Nanjing Knitting.

In addition, the Company sub-contracted certain manufacturing work to related companies totaling $16,787,399 and $10,232,599 for the years ended December 31, 2013 and 2012, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Ever-Glory Vietnam	$8,716,372	$4,144,156
Ever-Glory Cambodia	6,628,314	4,225,835
Nanjing Ever-Kyowa	1,135,851	948,917
Nanjing Knitting	254,812	859,747
EsC'Lav	10,253	15,981
Jiangsu Ever-Glory	41,797	37,963
Total	$16,787,399	$10,232,599

Accounts Payable – Related Parties

The accounts payable to related parties at December 31, 2013 and 2012 are as follows:

	2013	2012
Ever-Glory Vietnam	$2,473,271	$2,183,039
Nanjing Knitting	784,777	756,842
Ever-Glory Cambodia	582,453	90,428
Nanjing Ever-Kyowa	261,955	128,505
Total	$4,102,456	$3,158,814

Amounts Due From Related Parties – Current Assets

The amounts due from related parties at December 31, 2013 and 2012 are as follows:

	2013	2012
Jiangsu Ever-Glory	$1,738,879	$-
Nanjing Eight-One-Five Hi-Tech (M&E) Co..Ltd.	145,206	-
EsC'eLav	12,291	8,680
Total	$1,896,376	$8,680

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. Because of restrictions on its ability to directly import and export products, the Company had utilized Jiangsu Ever-Glory as its agent to assist the Company with its import and export transactions and its international transportation projects from 2005 through 2011. Import transactions primarily consisted of purchases of raw materials and accessories designated by the Company’s customers for use in garment manufacture. Export transactions consisted of the Company’s sales to foreign markets such as Japan, Europe and the United States. These transactions ceased at end of 2011.

During 2013 and 2012, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices.  The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at cost for $703,353 and $126,485 during 2013 and 2012, respectively.  Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at cost for $76,518 and $1,032,261 during 2013 and 2012, respectively.  The Company also advanced $1,232,295 to Jiangsu Ever-Glory for future raw material purchases in 2013.

At December 31, 2013, amounts due from Nanjing Eight-One-Five Hi-Tech (M&E) Co.,Ltd. is $145,206, which included rental receivable of $16,140 and utility paid on behalf of Nanjing Eight-One-Five of $129,066.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting (NOTE 8), the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of December 31, 2013 and 2012, Jiangsu Ever-Glory has provided guarantees for approximately $44.01 million (RMB 269 million) (2013) and $44.48 million (RMB 281 million) (2012) of lines of credit obtained by the Company. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $16.91 million (RMB 103 million) (2013) and $20.90 million (RMB 132 million) (2012).  Mr. Kang has also provided a personal guarantee for $20.78 million (RMB 127 million) (2013) and $22.0 million (RMB 139 million) (2012).

During the year ended December 31, 2012, US$32.13 million (RMB 203 million) was provided to Jiangsu Ever-Glory under the counter guarantee, all of which was outstanding at December 31, 2012. During the year ended December 31, 2013, an additional $10.34 million (RMB 64 million) was provided to and repayment of $26.55 million (RMB 164 million) was received from Jiangsu Ever-Glory under the counter-guarantee agreement. As of December 31, 2013, the amount of the counter-guarantee had been reduced to $16.79 million (RMB103 million) (the difference represents currency exchange adjustment of $0.87 million), which was 38.15% of the aggregate amount of lines of credit. This amount plus accrued interest of $2.29 million have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. At December 31, 2013 and 2012, the amount classified as a reduction of equity was $19.08 million and $33.57 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. Interest income for the years ended December 31, 2013 and 2012 was approximately $1.03 million and $1.26 million, respectively.

Through March 31, 2014, approximately $5.07 million (RMB 31 million) was provided and approximately $1.30 million (RMB 8 million) of interest income was received under the counter-guarantee agreement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On December 12, 2013 the Audit Committee, with the approval of the Board of Directors, engaged GHP Horwath P.C. as our independent auditor.

Fees for audit services include fees associated with the annual audit and the review of documents filed with the SEC including quarterly reports on Form 10-Q and the Annual Report on Form 10-K. Audit-related fees principally included accounting consultation and information system control reviews. Tax fees included tax compliance, tax advice and tax planning work.

	2013	2012
Audit fees	$341,000	$269,000
Audit- related fees	-	-
Tax fees	8,500	8,500
All other fees	-	-

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULE

(1)	Financial Statements

The consolidated financial statements of Ever-Glory International Group, Inc. are included in Part II, Item 8 of this Report.

(2)	Financial Statement Schedules

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

Number	Description

10.8
Guaranty Agreement between Goldenway Nanjing Garment Co., Ltd. and Bank of  Nanjing Co. Ltd. dated March 11, 2010 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 17, 2010);

10.9
Unofficial English translation of the Working Capital Loan Agreement by and between Goldenway Nanjing Garment Co., Ltd. and Shanghai Pudong Development Bank dated January 4, 2011 (incorporate by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 10, 2011)

10.10
Unofficial English translation of the Mortgage Agreement by and between Goldenway Nanjing Garment Co., Ltd. and Shanghai Pudong Development Bank dated January 4, 2011 (incorporate by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 10, 2011)

10.11
Unofficial English version of the Banking Facility Agreement by and between Ever-Glory International Group Apparel Inc. and Perfect Dream Ltd. as borrowers and Nanjing Branch of HSBC (China) Company Limited dated July 29, 2011 (incorporate by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 4, 2011)

10.12
Unofficial English version of the Personal Guarantee Agreement by and between Mr. Edward Yihua Kang and Nanjing Branch of HSBC (China) Company Limited  in favor of facilities available to Ever-Glory International Group Apparel Inc. dated June 29, 2011 (incorporate by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 4, 2011)

10.13
Unofficial English version of the Personal Guarantee Agreement by and between Mr. Edward Yihua Kang and Nanjing Branch of HSBC (China) Company Limited  in favor of facilities available to Perfect Dream Ltd. dated June 29, 2011(incorporate by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 4, 2011)

10.14
Unofficial English version of the Corporate Guarantee Agreement by and between Ever-Glory International Group Inc. and Nanjing Branch of HSBC (China) Company Limited in favor of facilities available to Ever-Glory International Group Apparel Inc. dated June 29, 2011(incorporate by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 4, 2011)

10.15
Unofficial English version of the Corporate Guarantee Agreement by and between Ever-Glory International Group Inc. and Nanjing Branch of HSBC (China) Company Limited  in favor of facilities available to Perfect Dream Ltd. dated June 29, 2011(incorporate by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on August 4, 2011)

10.16
Unofficial English translation of Counter Guarantee Agreement between Jiangsu Ever-Glory Apparel Co., Ltd and Jiangsu Ever-Glory International Enterprises Group Co., Ltd (incorporate by reference to Exhibit 10.16 to our Annual Report on Form 10-K filed on April 16, 2013)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April, 2014.

Ever-Glory International Group, Inc.,

By	/s/ Edward Yihua Kang
Edward Yihua Kang,
Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jia Jun Sun	Chief Operating Officer and Director	April 14, 2014
Jia Jun Sun

/s/ Jiansong Wang	Chief Financial Officer	April 14, 2014
Jiansong Wang	(Principal Financial and Accounting Officer)

/s/ Changyu Qi	Director	April 14, 2014
Changyu Qi

/s/ Zhixue Zhang	Director	April 14, 2014
Zhixue Zhang

/s/ Merry Tang	Director	April 14, 2014
Merry Tang