Form 10-Q
period 2014-03-31
Ever-Glory International Group, Inc.
filed 2014-05-15
CIK 943184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,”“accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  ☐

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No ☒

As of May 8, 2014, 14,781,241 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

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

Forward-looking statements also include the assumptions underlying or relating to any of the foregoing or other such statements. When used in this report, the words “may,”“will,”“should,”“could,”“expect,”“plan,”“anticipate,”“believe,”“estimate,”“predict,”“continue,” and similar expressions are generally intended to identify forward-looking statements.

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

 PART I.  FINANCIAL INFORMATION

ITEM 1.              Financial Statements

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013

	2014	2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$26,713,468	$27,772,878
Accounts receivable	66,559,337	80,317,630
Inventories	71,590,668	75,190,197
Value added tax receivable	3,025,665	2,620,277
Other receivables and prepaid expenses	2,261,068	1,821,695
Advances on inventory purchases	6,247,509	6,010,027
Amounts due from related parties	1,858,319	1,896,376
Total Current Assets	178,256,034	195,629,080

LAND USE RIGHT, NET	2,779,006	2,821,471
PROPERTY AND EQUIPMENT, NET	18,073,715	18,370,327
TOTAL ASSETS	$199,108,755	$216,820,878

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Bank loans	$51,459,842	$53,338,748
Accounts payable	61,477,458	72,855,960
Accounts payable and other payables - related parties	2,539,741	4,102,456
Other payables and accrued liabilities	15,022,174	16,128,514
Value added and other taxes payable	5,290,466	5,399,187
Income tax payable	966,771	489,307
Deferred tax liabilities	7,335,851	7,391,029
Total Current Liabilities	144,092,303	159,705,201
TOTAL LIABILITIES	144,092,303	159,705,201

COMMITMENTS AND CONTINGENCIES

EQUITY
Stockholders' equity of the Company:
Preferred stock ($.001 par value, authorized 5,000,000 shares,
no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares,
14,781,241 and 14,781,241 shares issued and outstanding
as of March 31, 2014 and December 31, 2013, respectively)	14,781	14,781
Additional paid-in capital	3,572,157	3,572,157
Retained earnings	56,007,754	53,618,026
Statutory reserve	10,212,268	10,212,268
Accumulated other comprehensive income	8,083,999	8,783,425
Amounts due from related party	(22,874,507)	(19,084,980)
Total Stockholders' Equity	55,016,452	57,115,677

TOTAL LIABILITIES AND EQUITY	$199,108,755	$216,820,878

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

	2014	2013

NET SALES	$106,015,169	$78,311,490

COST OF SALES	80,234,212	58,018,567

GROSS PROFIT	25,780,957	20,292,923

OPERATING EXPENSES
Selling expenses	16,123,296	11,851,296
General and administrative expenses	6,394,988	4,472,447
Total Operating Expenses	22,518,284	16,323,743

INCOME FROM OPERATIONS	3,262,673	3,969,180

OTHER (EXPENSES) INCOME
Interest income	241,333	295,602
Interest expense	(707,115)	(791,529)
Change in fair value of derivative liability	-	292,000
Other income	471,759	31,457
Total Other Income (Expenses)	5,977	(172,470)

INCOME BEFORE INCOME TAX EXPENSE	3,268,650	3,796,710

INCOME TAX EXPENSE	(878,922)	(709,631)

NET INCOME	2,389,728	3,087,079

OTHER COMPREHENSIVE INCOME:

Foreign currency translation gain	(699,426)	307,842

COMPREHENSIVE INCOME	$1,690,302	$3,394,921

NET INCOME PER SHARE

Basic and diluted	$0.16	$0.21
Weighted average number of shares outstanding
Basic and diluted	14,781,241	14,774,109

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,389,728	$3,087,079
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,890,926	1,630,645
Change in fair value of derivative liability	-	(292,000)
Deferred income tax	8,127	462,621
Stock-based compensation	-	10,082
Changes in operating assets and liabilities
Accounts receivable	17,809,670	10,700,670
Inventories	3,036,070	2,626,306
Value added tax receivable	(430,976)	226,843
Other receivables and prepaid expenses	(458,329)	98,044
Advances on inventory purchases	(291,050)	(470,766)
Amounts due from related party	(194,329)	(2,403,246)
Accounts payable	(15,412,782)	(12,019,711)
Accounts payable and other payables- related parties	(1,558,269)	691,972
Other payables and accrued liabilities	(975,382)	(1,960,716)
Value added and other taxes payable	(80,674)	886,502
Income tax payable	502,907	(33,020)
Net cash provided by operating activities	6,235,637	3,241,305

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,731,912)	(1,755,269)
Net cash used in investing activities	(1,731,912)	(1,755,269)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	37,918,802	22,468,567
Repayment of bank loans	(39,378,591)	(27,748,567)
Advances to related party	(5,065,400)	(4,812,775)
Interest received from related party	1,307,200	-
Repayment from related party	-	15,806,585
Net cash provided by (used in) financing activities	(5,217,989)	5,713,810

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(345,146)	38,378

NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,059,410)	7,238,224

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	27,772,878	9,365,958

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,713,468	$16,604,182

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$707,115	$791,529
Income taxes	$385,582	$171,084

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
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

The Company’s wholesale operations are provided primarily through the Company’s wholly-owned PRC subsidiaries, Goldenway Nanjing Garments Co. Ltd. (“Goldenway”), Nanjing Catch-Luck Garments Co. Ltd. (“Catch-Luck”), Nanjing New-Tailun Garments Co. Ltd (“New-Tailun”), Ever-Glory International Group Apparel Inc.(“Ever-Glory Apparel”) and Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”), and the Company’s wholly-owned Samoa subsidiary, Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”).  The Company’s retail operations are provided through its wholly- owned subsidiaries, Shanghai LA GO GO Fashion Company Limited (“Shanghai LA GO GO”), Jiangsu LA GO GO Fashion Company Limited (“Jiangsu LA GO GO”), Shanghai Ya Lan Fashion Company Limited (“Ya Lan”) and Xizang He Meida Trading Company Limited (“He Meida”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of March 31, 2014, the condensed consolidated statements of comprehensive income, and cash flows for the three months ended March 31, 2014 and 2013. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. Wholesale revenues are generally higher in the third and fourth fiscal quarters, while retail revenues are generally higher in the first and fourth fiscal quarters. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

At March 31, 2014, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions that management considers to be of a high quality.

As of March 31, 2014 and December 31, 2013, The Company has a derivative liability subject to recurring fair value measurement ( Level 3) with the change in fair value recognized in earnings (Note 5).

Foreign Currency Translation and Other Comprehensive Income

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company, Ever-Glory HK and Perfect Dream Limited, British Virgin Islands incorporated subsidiary of the Company (“Perfect Dream”) is the U.S. dollar. The functional currency of Goldenway, New Tailun, Catch-luck, Ever-Glory Apparel, Tai Xin, Shanghai LA GO GO, Jiangsu LA GO GO, Ya Lan and He Meida is the Chinese RMB.

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

NOTE 3 INVENTORIES

Inventories at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
Raw materials	$1,934,948	$5,658,519
Work-in-progress	29,291,626	25,862,185
Finished goods	51,782,742	55,664,077
	83,009,316	87,184,781
Less: allowance for obsolete inventories	(11,418,648)	(11,994,584)
Total inventories	$71,590,668	$75,190,197

NOTE 4 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Bank loans consisted of the following at March 31, 2014 and December 31, 2013:

Bank	March 31, 2014	December 31, 2013
Nanjing Bank	$12,147,020	$18,526,618
Industrial and Commercial Bank of China	10,250,586	1,799,600
Bank of Communications	8,591,572	9,245,108
Bank of China	6,546,924	8,210,699
HSBC	5,915,543	3,499,552
Bank of Everbright	3,244,000	3,272,000
China Minsheng Banking	3,244,000	4,953,069
Pin An Bank	1,520,197	2,196,102
Huaxia Bank	-	1,636,000
	$51,459,842	$53,338,748

On June 14, 2013, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $8.11 million (RMB50 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of March 31, 2014, Goldenway had borrowed $5.68 (RMB35 million) under this line of credit from Nanjing Bank with an annual interest rate of 6.16% from April to August 2014. At March 31, 2014, approximately 2.43 million was unused and available under this line of credit. Approximately $1.62 million was repaid subsequent to March 31, 2014.

On June 14, 2013, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.73 million (RMB60 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory. As of March 31, 2014, Ever-Glory Apparel had borrowed $1.62 million (RMB 10 million) under this line of credit with an annual interest rate of 6.6% and due on September 2014. Ever-Glory Apparel had also borrowed $2.42 million from Nanjing Bank with annual interest rates ranging from 1.67% to 2.78% and due on various dates from May to June 2014, and collateralized by approximately $3.86 million of accounts receivable from wholesale customers. At March 31, 2014, approximately $5.69 million was unused and available under this line of credit.

On April 10, 2013, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.24 million (RMB20 million). The line of credit is guaranteed by Mr. Kang. As of March 31, 2014, LA GO GO had borrowed $2.43million (RMB15 million) under this line of credit with an annual interest rate of 6.16% and due on various dates from April and July 2014. At March 31, 2014, approximately $0.81 million (RMB5 million) was unused and available under this line of credit. Approximately $1.62 million was repaid subsequent to March 31, 2014.

On January 1, 2014, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $6.49 million (RMB40 million). These loans are collateralized by the Company’s property and equipment. As of March 31, 2014, Goldenway had borrowed $6.49 million (RMB40 million) under this line of credit with an annual interest rate of 5.77% and due one June 2014.

On January 1, 2014, Ever-Glory Apparel entered into a line of credit agreement for approximately $4.87 million (RMB30 million) with Industrial and Commercial Bank of China and guaranteed by Goldenway. As of March 31, 2014, Ever-Glory Apparel had borrowed $3.76 million (RMB 20.5 million and USD 0.44 million) under this line of credit with an annual interest rate of 1.04% and due on various dates from June to July 2014, and collateralized by approximately $4.82 million of accounts receivable from wholesale customers. At March 31, 2014, approximately $1.11 million was unused and available under this line of credit.

On January 29, 2014, Ever-Glory Apparel entered into a line of credit agreement for approximately $8.43 million (RMB52 million) with the Bank of Communications and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among the Company, Jiangsu Ever-Glory, Nanjing Knitting and the bank. As of March 31, 2014, Ever-Glory Apparel had borrowed $4.06 million (RMB25 million) with an annual interest rate of 6.9% and due on various dates from February to March 2015. Ever-Glory Apparel had also borrowed $1.29 million from the Bank of Communications with an annual interest rate of 5.75% and due in February 2015, and collateralized by approximately $2.01 million of accounts receivable from wholesale customers. At March 31, 2014, approximately $3.08 million was unused and available under this line of credit.

On July 16, 2013, LA GO GO entered into a line of credit agreement for approximately $3.57 million (RMB22 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory and Mr. Kang. As of March 31, 2014, LA GO GO had borrowed $3.24 million (RMB20 million) from the Bank of Communications with an annual interest rate of 6.3% and due in July 2014. At March 31, 2014, approximately $0.33 million was unused and available under this line of credit.

On November 11, 2013, Ever-Glory Apparel entered into a line of credit agreement for approximately $5.68 million (RMB35 million) with the Bank of China and guaranteed by Jiangsu Ever-Glory and Mr. Kang. As of March 31, 2014, Ever-Glory Apparel had borrowed $1.62 million (RMB10 million) with an annual interest rate of 6.05% and due in April 2014 under this line of credit. Ever-Glory Apparel had also borrowed $4.92 million ($1.2 million and RMB 23 million) from the Bank of China with annual interest rates ranging from 2.56% to 5.6%, due on various dates from May to June 2014, and collateralized by approximately $7.1 million of accounts receivable from wholesale customers. Approximately $1.62 million was repaid subsequent to March 31, 2014.

On July 29, 2011, Ever-Glory Apparel and Perfect Dream collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $7.0 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of March 31, 2014, Ever-Glory Apparel had borrowed $5.92 million from HSBC with an annual interest rates ranging from 2.78% to 5.88%, due on various dates from April to June 2014, and collateralized by approximately $7.9 million of accounts receivable from wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of March 31, 2014, approximately $1.48 million was unused and available. Approximately $1.14 million was repaid subsequent to March 31, 2014.

On September 1, 2013, Ever-Glory Apparel entered into a line of credit agreement for approximately $11.35 million (RMB70 million) with Everbright Bank, and collateralized by assets of Jiangsu Ever-Glory , This loan is also guaranteed by Goldenway and Mr. Kang. As of March 31, 2014, Ever-Glory Apparel had borrowed $3.24 million (RMB20.0 million) from Everbright Bank, with an annual interest rate of 6.3% and due in October 2014. At March 31, 2014, approximately $8.11 million was unused and available under this line of credit.

As of March 31, 2014, LA GO GO had borrowed $3.24 million (RMB 20 million) from China Minsheng Bank, with annual interest rate of 6.3% and due in August 2014. This loan is guaranteed by Ever-Glory Apparel and Mr. Kang.

As of March 31, 2014, Ever-Glory Apparel had borrowed $1.52 million from Ping An Bank, with annual interest rate of 3.25%, due on April 2014, and collateralized by approximately $2.1 million of accounts receivable from wholesale customers. Approximately $1.52 million was repaid subsequent to March 31, 2014.

Total interest expense on bank loans amounted to $707,115 and $791,529 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 5 DERIVATIVE LIABILITY

At March 31, 2014, the Company had one outstanding forward foreign exchange option contract (sell US dollars for RMB), with a notional amount of US$3,000,000, that expires in September 2014. The fair value of this contract at March 31, 2014, as well as gains and losses realized on other foreign currency derivative activity during 2014 and 2013 were not significant.

At December 31, 2012, the Company had warrants outstanding to purchase an aggregate of 840,454 shares of the Company’s common stock, which warrants required liability classification because of certain provisions that may have resulted in an adjustment to their exercise price. The warrants expired in June 2013. At the expiration date, the remaining value of the warrants not exercised ($2,000) was reduced to $0. The increase in other income resulting from the decrease in derivative warrant liability was $292,000 for the three months ended March 31, 2013.

NOTE 6 INCOME TAX

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

After the tax liability adjustment resulted from the reevaluation of the Company’s tax position (resulting in the company allocating substantially all of the earnings of the Samoan subsidiary to the PRC and reporting such earnings as taxable in the PRC), pre-tax income for the three months ended March 31, 2014 and 2013 was taxable in the following jurisdictions:

	2014	2013
PRC	$3,274,013	$4,337,578
Samoa	-	(826,471)
BVI	(363)	(1,315)
Others	(5,000)	286,918
	$3,268,650	$3,796,710

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three months ended March 31, 2014 and 2013:

	2014	2013
PRC statutory rate	25.0%	25.0%
Non-taxable items	-	(2.6)
Effect of foreign income tax rates	-	(5.4)
Other	1.9	1.7
Effective income tax rate	26.9%	18.7%

Income tax expense for the three months ended March 31, 2014 and 2013 is as follows:

	2014	2013
Current	$934,100	$229,044
Deferred	(55,178)	480,587
Income tax expense	$878,922	$709,631

NOTE 7 EARNINGS PER SHARE

The following demonstrates the calculation for earnings per share for the three months ended March 31, 2014 and 2013:

	2014	2013
Net income	$2,389,728	$3,087,079

Weighted average number of common shares –Basic and diluted	14,781,241	14,774,109

Earnings per share –Basic and diluted	$0.16	$0.21

NOTE 8 STOCKHOLDERS’ EQUITY

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

Other income from Related Parties

Included in other income for the three months ended March 31, 2014 and 2013 is rent revenue from entities controlled by Mr. Kang under operating lease agreements as follows:

	2014	2013
EsCeLav	$-	$2,983
Nanjing Eight-One-Five Hi-Tech (M&E) Co.,Ltd.	-	3,980
Total	$-	$6,963

Other expenses due to Related Parties

Included in other expenses for the months ended March 31, 2014 and 2013 are rent costs due to entities controlled by Mr. Kang under operating lease agreements as follows:

	2014	2013
Jiangsu Ever-Glory	$12,827	$12,670
Kunshan Enjin	10,569	10,439
Total	$23,396	$23,109

The Company leases Jiangsu Ever-Glory's factory as the factory is in a location where there is a good supply of experienced workers. The Company leases Kunshan Enjin's warehouse space because the location is convenient for transportation and distribution.

Purchases from and Sub-contracts with Related Parties

The Company purchased raw materials from Nanjing Knitting totaling $433,450 and $83,238 during the three months ended March 31, 2014 and 2013, respectively.

In addition, the Company sub-contracted certain manufacturing work to related companies totaling $5,910,121 and $3,985,507 for the three months ended March 31, 2014 and 2013, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the three months ended March 31, 2014 and 2013 are as follows:

	March 31, 2014	March 31, 2013
Nanjing High-Tech	$-	$21,306
Nanjing Ever-Kyowa	435,519	267,985
Ever-Glory Vietnam	3,188,264	1,919,106
Ever-Glory Cambodia	2,261,054	1,774,527
EsC'eLav	-	2,583
Jiangsu Ever-Glory	25,284	-
Total	$5,910,121	$3,985,507

Accounts Payable – Related Parties

The accounts payable to related parties at March 31, 2014 and December 31, 2013 are as follows:

	2014	2013
Ever-Glory Vietnam	$1,663,908	$2,473,271
Nanjing Knitting	-	784,777
Ever-Glory Cambodia	447,831	582,453
Nanjing Ever-Kyowa	428,002	261,955
Total	$2,539,741	$4,102,456

Amounts Due From Related Parties current assets

The amounts due from related parties at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
EsC'eLav	$24,235	$12,291
Nanjing Eight-One-Five Hi-tech (M&E) Co., Ltd.	20,520	145,206
Nanjing Knitting	239,387	-
Jiangsu Ever-Glory	1,574,177	1,738,879
Total	$1,858,319	$1,896,376

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. Because of restrictions on its ability to directly import and export products, the Company had utilized Jiangsu Ever-Glory as its agent to assist the Company with its import and export transactions and its international transportation projects from 2005 through 2011. Import transactions primarily consisted of purchases of raw materials and accessories designated by the Company’s customers for use in garment manufacture. Export transactions consisted of the Company’s sales to foreign markets such as Japan, Europe and the United States. These transactions ceased at end of 2011.  During three months ended March 31, 2014 and 2013, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices.  The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at cost for $0 and $72,548 during the three month period ended March 31, 2014 and 2013, respectively.  Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at cost for $19,221 and $0 during the three months ended March 31, 2014 and 2013, respectively.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of March 31, 2014 and December 31, 2013, Jiangsu Ever-Glory has provided guarantees for approximately $46.87 million (RMB 289 million) and $44.01 million (RMB 269 million) of lines of credit obtained by the Company. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $16.71 million (RMB 103 million) as of March 31, 2014 and December 31, 2013.  Mr. Kang has also provided a personal guarantee for $20.6 million (RMB 127 million).

During the three months ended March 31, 2013, US$4.82 million (RMB30.25 million) was provided to Jiangsu Ever-Glory under the counter-guarantee. US$16.79 million (RMB103 million) was outstanding at December 31, 2013. During three months ended March 31, 2014, an additional $5.07 million (RMB 31 million) was provided and approximately $1.30 million (RMB 8 million) of interest income was received under the counter-guarantee agreement. As of March 31, 2014, the amount of the counter-guarantee was $21.7 million (RMB 134 million) (the difference represents currency exchange adjustment of $0.16 million), which was 46.4% of the aggregate amount of lines of credit. This amount plus accrued interest of $1.20 million have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. At March 31, 2014 and 2013, the amount classified as a reduction of equity was $22.87 million and $22.88 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. Interest income for the three months ended March 31, 2014 and 2013 was approximately $0.2 million and $0.3 million, respectively.

NOTE 10 CONCENTRATIONS AND RISKS

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Based on management’s assessment of the amount of probable credit losses, if any, in existing accounts receivable, management has concluded that no allowance for doubtful accounts is necessary at March 31, 2014 and December 31, 2013. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions in the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability.

For the three-month period ended March 31, 2014, the Company had two wholesale customers that represented approximately 14% and 11% of the Company’s revenues. For the three-month period ended March 31, 2013, the Company had two wholesale customers that represented approximately 13% and 11% of the Company’s revenues.

For the wholesale business, the Company did not rely on any one raw material supplier that represented more than 10% of the total raw material purchases during the three months ended March 31, 2014 and 2013.

For the retail business, The Company relied on one raw material supplier that represented approximately 12% of raw material purchases during the three months ended March 31, 2013. The Company did not rely on any one raw material supplier that represented more than 10% of the total raw material purchases during the three months ended March 31, 2013.

For the wholesale business, during the three months ended March 31, 2014, the Company relied on two manufacturers that represented 17% and 12% of finished goods purchases, and during the three months ended March 31, 2013, the Company relied on two manufacturers that represented 13% and 12% of finished goods purchases. The first two manufacturers are related party companies Ever-Glory Vietnam and Ever-Glory Cambodia.

For the retail business, the Company did not rely on any one supplier that represented more than 10% of the total finished goods purchases during the three months ended March 31, 2014 and 2013.

The Company’s revenues for the three months ended March 31, 2014 and 2013 were earned in the following geographic areas:

	2014	2013
The People’s Republic of China(PRC)	$14,598,025	$13,031,064
Germany	6,298,160	4,371,333
United Kingdom	2,624,147	2,864,634
France	3,924,062	3,412,988
Europe-Other	2,531,860	554,627
Japan	6,242,892	3,698,834
United States	3,222,343	3,726,975
Total wholesale business	39,441,489	31,660,455
Retail business-PRC	66,573,680	46,651,035
Total	$106,015,169	$78,311,490

NOTE 11 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)  Wholesale segment

(b)  Retail segment

The Company also provides general corporate services to its segments and these costs are reported as "corporate and others”:

	Wholesale segment	Retail segment	Total
March 31,2014
Segment profit or loss:
Net revenue from external customers	$39,441,489	$66,573,680	$106,015,169
Income from operations	$1,415,920	$1,846,753	$3,262,673
Interest income	$226,627	$14,706	$241,333
Interest expense	$566,567	$140,548	$707,115
Depreciation and amortization	$264,546	$1,626,380	$1,890,926
Income tax expense	$297,639	$544,848	$842,487

March 31,2013
Segment profit or loss:
Net revenue from external customers	$31,660,455	$46,651,035	$78,311,490
Income from operations	$2,792,628	$1,176,552	$3,969,180
Interest income	$291,927	$3,675	$295,602
Interest expense	$734,027	$57,502	$791,529
Depreciation and amortization	$233,711	$1,396,934	$1,630,645
Income tax expense	$428,154	$281,477	$709,631

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months  ended March 31, 2014 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

The primary business objective for our wholesale segment is to expand our portfolio into higher-class brands, expand our customer base and improve our profit. We believe that our growth opportunities and continued investment initiatives include:

☒	Expand the global sourcing network

☒	Expand our overseas low-cost manufacturing base (outside of mainland China);

☒	Focus on high value-added products and continue our strategy to produce mid to high end apparel

☒	Continue to emphasize on product design and technology utilization.

☒	Seek strategic acquisitions of international distributors that could enhance global sales and our distribution network

☒	Maintain stable revenue increase in the markets while shifting focus to higher margin wholesale markets such as mainland China.

Retail Business

The business objective for our retail segment is to establish a leading brand of women’s apparel and to build a nationwide retail network in China. As of March 31, 2014, we have 976 stores (including store-in-stores) which included 24 stores that were opened and 8 stores that were closed in first quarter of 2014.

We believe that our growth opportunities and continued investment initiatives include:

☒	Build the LA GO GO brand to be recognized as a major player in the mid-end women's apparel market in China;

☒	Expand the LA GO GO retail network throughout China

☒	Improve the LA GO GO retail stores’ efficiency and increase same-store sales

☒	Continue to launch LA GO GO flagship stores in Tier-1 Cities and increase penetration and coverage in Tier-2 and Tier-3 Cities

☒	Become a multi-brand operator by seeking opportunities for long-term cooperation with reputable international brands and by facilitating international brands entry into the Chinese market.

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

Estimates and Assumptions

In preparing our consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates in 2014 and 2013 include the assumptions used to value warrants and the estimates of the allowance for deferred tax assets.

Recently Issued Accounting Pronouncements

We review new accounting standards and as issued. Although some of the accounting standards issued are effective after the end of the Company’s previous fiscal years, and therefore may be applicable to the Company. Management has not identified any standards that it believes will have a significant impact on our consolidated financial statements.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2014 and 2013. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended March 31,
	2014		2013
	(in U.S. Dollars, except for percentages)
Sales	$106,015,169	100.0%	$78,311,490	100.0%
Gross Profit	$25,780,957	24.3%	$20,292,923	25.9%
Operating Expense	$22,518,284	21.2%	$16,323,743	20.8%
Income From Operations	$3,262,673	3.1%	$3,969,180	5.1%
Other Income (Expenses)	$5,977	0.1%	$(172,470)	0.2%
Income Tax Expense	$878,922	0.8%	$709,631	0.9%
Net Income	$2,389,728	2.3%	$3,087,079	3.9%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended March 31, 2014 and 2013.

	2014	% of total sales	2013	% of total sales	Growth in 2014 compared with 2013

Wholesales business
The People’s Republic of China	$14,598,025	13.8%	$13,031,064	16.6%	12.0%
Germany	6,298,160	5.9	4,371,333	5.6	44.1
United Kingdom	2,624,147	2.5	2,864,634	3.7	(8.4)
France	3,924,062	3.7	3,412,988	4.3	15.0
Europe-Other	2,531,860	2.4	554,627	0.7	356.5
Japan	6,242,892	5.9	3,698,834	4.7	68.8
United States	3,222,343	3.0	3,726,975	4.8	(13.5)
Total wholesale business	39,441,489	37.2	31,660,455	40.4	24.6
Retail business	66,573,680	62.8	46,651,035	59.6	42.7
Total	$106,015,169	100.0%	$78,311,490	100.0%	35.4%

Total sales for the three months ended March 31, 2014 were $106.0 million, an increase of 35.4% from the three months ended March 31, 2013. This increase was primarily attributable to a 42.7% increase in sales in our retail business as well as a 24.6% increase in our wholesale business.

Sales generated from our wholesale business contributed 37.2% or $39.4 million of our total sales for the three months ended March 31, 2014, an increase of 24.6% compared to $31.7 million in the three months ended March 31, 2013. This increase was primarily attributable to increased sales in the PRC, the Germany, France and Japan partially offset for decreased sales in the United Kingdom and United States.

Sales generated from our retail business contributed 62.8% or $66.6 million of our total sales for the three months ended March 31, 2014, an increase of 42.7% compared to 59.6% or $46.7 million in the three months ended March 31, 2013. This increase was primarily due to the increase in same store sales and new stores opened. We had 976 LA GO GO stores as of March 31, 2014, compared to 755 LA GO GO stores at March 31, 2013.

Total retail store square footage and sales per square foot for the three months ended March 31, 2014 and 2013 are as follows:

	2014	2013
Total store square footage	916,865	675,514
Number of stores	976	755
Average store size, square feet	939	895
Total store sales	$66,573,680	$46,651,035
Sales per square foot	$73	$69

Same store sales and newly opened store sales for the three months ended March 31, 2014 and 2013 are as follows:

	2014	2013
Sales from stores open a full year	$44,394,263	$26,984,038
Newly opened store sales	18,599,764	18,190,559
Other*	3,579,653	1,476,438
Total	$66,573,680	$46,651,035

*Primarily sales from stores that were closed in the current reporting period.

We remodeled or relocated 123 stores in 2014, and we plan to relocate or remodel 150 stores in 2014. Remodels and relocations typically drive incremental same-store sales growth. A relocation typically results in an improved, more visible and accessible location, and usually includes increased square footage. We believe we will continue to have opportunities for additional remodels and relocations beyond 2014.  Same-store sales are calculated based upon stores that were open at least 12 full fiscal months in each reporting period and remain open at the end of each reporting period.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended March 31, 2014 and 2013.

	Three months ended March 31,				Growth (Decrease) in 2014 compared
	2014		2013		with 2013
	(in U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$39,441,489	100.0%	$31,660,455	100.0%	24.6%
Raw Materials	19,597,967	49.7	14,002,376	44.2	40.0
Labor	1,200,496	3.0	1,056,053	3.3	13.7
Outsourced Production Costs	12,354,688	31.3	9,954,222	31.4	24.1
Other and Overhead	148,089	0.4	130,585	0.4	13.4
Total Cost of Sales for Wholesale	33,301,240	84.4	25,143,236	79.4	32.4
Gross Profit for Wholesale	6,140,249	15.6	6,517,219	20.6	(5.8)

Net Sales for Retail	66,573,680	100.0	46,651,035	100.0	42.7
Production Costs	20,642,541	31.0	15,056,718	32.3	37.1
Rent	26,290,431	39.5	17,818,613	38.2	47.5
Total Cost of Sales for Retail	46,932,972	70.5	32,875,331	70.5	42.8
Gross Profit for Retail	19,640,708	29.5	13,775,704	29.5	42.6

Total Cost of Sales	80,234,212	75.7	58,018,567	74.1	38.3
Gross Profit	$25,780,957	24.3%	$20,292,923	25.9%	27.0%

Raw material costs for our wholesale business were 49.7% of our total wholesale business sales in the three months ended March 31, 2014, an increase of 40.0% compared to 44.2% in the three months ended March 31, 2013.  The increase was mainly due to the increased raw material costs. Provision for obsolete inventories was 2.9 million in the three months ended March 31, 2014, compared to 0.4 million in the three months ended March 31, 2013.

Labor costs for our wholesale business were 3.0% of our total wholesale business sales in the three months ended March 31, 2014, a decrease of 0.3% compared to 3.3% in the three months ended March 31, 2013. The marginal decrease was mainly due to the fact that we outsourced most of the new orders in 2014.

Outsourced manufacturing costs for our wholesale business were 31.3% and 31.4% of our total wholesale business sales in the three months ended March 31, 2013 and 2014, respectively.

Overhead and other expenses for our wholesale business accounted for 0.4% of our total wholesale business sales for the three months ended March 31, 2014 and 2013.

For our wholesale business gross profit for the three months ended March 31, 2014 was $6.1 million, a decrease of 5.8% compared to the three months ended March 31, 2013. Gross margin was 15.6% for the three months ended March 31, 2014, a decrease of 5.0% compared to 20.6% for the three months ended March 31, 2013. The decrease was mainly due to increased raw material costs.

Production costs for our retail business were $20.6 million during the three months ended March 31, 2014 compared to $15.1 million during the three months ended March 31, 2014. As a percentage of retail sales, retail production costs accounted for 31.0% of our total retail sales in the three months ended March 31, 2014, compared to 32.3% of total retail sales in the three months ended March 31, 2013. The decrease was due to the discount of sales prices in the three months ended March 31, 2014 being less than the same period of the prior year.

Rent costs for our retail business were $26.3 million for the three months ended March 31, 2014 compared to $17.8 million for the three months ended March 31, 2013. As a percentage of retail sales, rent costs accounted for 39.5% of our total retail sales for the three months ended March 31, 2014, compared to 38.2% of total retail sales for the three months ended March 31, 2013. Total rent costs increased as a result of the increase in the number of our stores.

Gross profit in our retail business for the three months ended March 31, 2014 was $19.6 million and gross margin was 29.5%. Gross profit in our retail business for the three months ended March 31, 2013 was $13.8 million and gross margin was 29.5%.

Total cost of sales for the three months ended March 31, 2014 was $80.2 million, compared to $58.0 million for the three months ended March 31, 2013, an increase of 38.3%. As a percentage of total sales, cost of sales increased to 75.7% of total sales for the three months ended March 31, 2014, compared to 74.1% of total sales for the three months ended March 31, 2013. Consequently, gross margin decreased to 24.3% for the three months ended March 31, 2014 from 25.9% for the three months ended March 31, 2013.

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

	Three Months Ended March 31,				Increase
	2014		2013		(decrease)
	(in U.S. Dollars, except for percentages)
Gross Profit	$25,780,957	24.3%	$20,292,923	25.9%	27.0%
Operating Expenses:
Selling Expenses	16,123,296	15.2%	11,851,296	15.1	36.0
General and Administrative Expenses	6,394,988	6.0%	4,472,447	5.7	41.4
Total Operating Expenses	$22,518,284	21.2%	$16,323,743	20.8	37.5
Income from Operations	$3,262,673	3.1%	$3,969,180	5.1%	(16.1	) %

Selling expenses increased 36.0% to $16.1 million for the three months ended March 31, 2014 from $11.9 million for the three months ended March 31, 2013. The increase was attributable to the increased number of stores, leading to increased number of retail employees and increased average salaries, as well as the increased store decoration and marketing expenses associated with the promotion of the LA GO GO brand.

General and administrative expenses increased 41.4% to $6.4 million for the three months ended March 31, 2014 from $4.5 million for the three months ended March 31, 2013. As a percentage of total sales, general and administrative expenses increased to 6.0% of total sales for the three months ended March 31, 2014, compared to 5.7% of total sales for the three months ended March 31, 2013. The increase was attributable to an increase in payroll for additional management and design and marketing staff as a result of our business expansion.

Income from Operations

Income from operations decreased 16.1% to $3.3 million for the three months ended March 31, 2014 from $4.0 million for the three months ended March 31, 2013.  As a percentage of sales, income from operations accounted for 3.1% of our total sales for the three months ended March 31, 2014, a decrease of 2.0% compared to the three months ended March 31, 2013 as a result of increased selling expenses and general and administrative expenses and decreased gross profit.

Interest Expense

Interest expense was $0.7 million for the three months ended March 31, 2014, a decrease of 10.7% compared to the same period in 2013. The decrease was due to the decreased bank loans, from $53.3 million at March 31, 2013 to $51.5 million at March 31, 2014.

Change in fair value of derivative liability

Change in fair value of derivative liability was a gain of $0.3 million, based on the Binnomial Lattice model, for the three months ended March 31, 2013. This related to outstanding warrants, which expired in June 2013 (discribed in Note 5 to the financial statements). There was no outstanding warrants classified as a derivative liability in 2014.

Income Tax Expenses

Income tax expense was $0.8 and $0.7 million for the three months end March 31, 2014 and 2013, respectively.

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

Although our parent entity is a US entity, our primary operations are through subsidiaries located in China, certain apparel manufacturing is performed outside of China in Southeast Asia, sales are made globally, and we have other subsidiary operations in Hong Kong and Samoa.  Therefore, the Company uses significant judgment to calculate and provide for income taxes in each of the tax jurisdictions in which it operates. In the ordinary course of the Company’s business, there are transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of transfer pricing for transactions our subsidiaries, potential challenges to nexus, value added estimates, and similar matters.  In September 2009, we formed its subsidiary, Ever-Glory HK, domiciled in Samoa, in order to engage in certain limited import and export of apparel, fabric and accessories, as well as to efficiently address currency exchange matters with international transactions.  Over the past few years, the operational matters handled by this subsidiary have expanded with respect to sub-contracting of certain manufacturing work outside of China, as well as to other operational matters with non-PRC customers and vendors.  Additionally, over this time period, tax guidance, rules and positions taken by the PRC with respect to transfer pricing issues have evolved, and in certain cases, become more standardized.  As part of the Company’s on-going process of evaluating our tax positions, we considered various factors as they relate  to its Samoan subsidiary and as related to intercompany transactions. This evaluation resulted in a change in our estimate of exposure to potential unfavorable outcomes related to these uncertainties, and we recorded a tax liability of approximately $3,186,000 as of December 31, 2013 based on the probability for such outcomes.

Ever-Glory International Group Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes through March 31, 2014. The net operating loss carry forwards for United States income taxes may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2031. Management believes that the realization of the benefits from these losses is uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero.

Net Income

Net income for the three months ended March 31, 2014 was $2.4 million, a decrease of 22.6% compared to the same period in 2013. Our diluted earnings per share were $0.16 and $0.21 for the three months ended March 31, 2014 and 2013, respectively.

Summary of Cash Flows

Summary cash flows information for the three months ended March 31, 2014 and 2013 is as follows:

	2014	2013
Net cash provided by operating activities	$6,235,637	$3,241,305
Net cash used in investing activities	$(1,731,912)	$(1,755,269)
Net provided by(used in) financing activities	$(5,217,989)	$5,713,810

Net cash provided by operating activities was $6.2 million and $3.2 million for the three months ended March 31, 2014 and 2013. This increase was mainly due to decreased accounts receivable and inventory, offset by decreased accounts payable.

Net cash used in investing activities was $1.7 million and $1.8 million for the three months ended March 31, 2014 and 2013.

Net cash used in financing activities was $5.2 million for the three months ended March 31, 2014. Net cash provided by financing activities was $5.7 million for the three months ended March 31, 2013. During the three months ended March 31, 2014, we received $1.3 million in repayment of interest on advances to related party and made advances to the related party of $5.1 million. We also received new bank loans of $37.9 million and repaid the bank loans of $39.4 million.

Liquidity and Capital Resources

As of March 31, 2014, we had cash and cash equivalents of $26.7 million, other current assets of $151.5 million and current liabilities of $144.1 million. We presently finance our operations primarily from cash flows from operations and borrowings from banks, and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs.

Bank Loans

On June 14, 2013, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $8.11 million (RMB50 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of March 31, 2014, Goldenway had borrowed $5.68 (RMB35 million) under this line of credit from Nanjing Bank with an annual interest rate of 6.16% from April to August 2014. At March 31, 2014, approximately 2.43 million was unused and available under this line of credit. Approximately $1.62 million was repaid subsequent to March 31, 2014.

On June 14, 2013, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.73 million (RMB60 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory. As of March 31, 2014, Ever-Glory Apparel had borrowed $1.62 million (RMB 10 million) under this line of credit with an annual interest rate of 6.6% and due on September 2014. Ever-Glory Apparel had also borrowed $2.42 million from Nanjing Bank with annual interest rates ranging from 1.67% to 2.78% and due on various dates from May to June 2014, and collateralized by approximately $3.86 million of accounts receivable from wholesale customers. At March 31, 2014, approximately $5.69 million was unused and available under this line of credit.

On April 10, 2013, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.24 million (RMB20 million). The line of credit is guaranteed by Mr. Kang. As of March 31, 2014, LA GO GO had borrowed $2.43million (RMB15 million) under this line of credit with an annual interest rate of 6.16% and due on various dates from April and July 2014. At March 31, 2014, approximately $0.81 million (RMB5 million) was unused and available under this line of credit. Approximately $1.62 million was repaid subsequent to March 31, 2014.

On January 1, 2014, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $6.49 million (RMB40 million). These loans are collateralized by the Company’s property and equipment. As of March 31, 2014, Goldenway had borrowed $6.49 million (RMB40 million) under this line of credit with an annual interest rate of 5.77% and due one June 2014.

On January 1, 2014, Ever-Glory Apparel entered into a line of credit agreement for approximately $4.87 million (RMB30 million) with Industrial and Commercial Bank of China and guaranteed by Goldenway. As of March 31, 2014, Ever-Glory Apparel had borrowed $3.76million (RMB 20.5 million and USD 0.44 million) under this line of credit with an annual interest rate of 1.04% and due on various dates from June to July 2014, and collateralized by approximately $4.82 million of accounts receivable from wholesale customers. At March 31, 2014, approximately $1.11 million was unused and available under this line of credit.

On January 29, 2014, Ever-Glory Apparel entered into a line of credit agreement for approximately $8.43 million (RMB52 million) with the Bank of Communications and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among the Company, Jiangsu Ever-Glory, Nanjing Knitting and the bank. As of March 31, 2014, Ever-Glory Apparel had borrowed $4.06 million (RMB25 million) with an annual interest rate of 6.9% and due on various dates from February to March 2015. Ever-Glory Apparel had also borrowed $1.29 million from the Bank of Communications with an annual interest rate of 5.75% and due in February 2015, and collateralized by approximately $2.01 million of accounts receivable from wholesale customers. At March 31, 2014, approximately $3.08 million was unused and available under this line of credit.

On July 16, 2013, LA GO GO entered into a line of credit agreement for approximately $3.57 million (RMB22 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory and Mr. Kang. As of March 31, 2014, LA GO GO had borrowed $3.24 million (RMB20 million) from the Bank of Communications with an annual interest rate of 6.3% and due in July 2014. At March 31, 2014, approximately $0.33 million was unused and available under this line of credit.

On November 11, 2013, Ever-Glory Apparel entered into a line of credit agreement for approximately $5.68 million (RMB35 million) with the Bank of China and guaranteed by Jiangsu Ever-Glory and Mr. Kang. As of March 31, 2014, Ever-Glory Apparel had borrowed $1.62 million (RMB10 million) with an annual interest rate of 6.05% and due in April 2014 under this line of credit. Ever-Glory Apparel had also borrowed $4.92 million ($1.2 million and RMB 23 million) from the Bank of China with annual interest rates ranging from 2.56% to 5.6%, due on various dates from May to June 2014, and collateralized by approximately $7.1 million of accounts receivable from wholesale customers. Approximately $1.62 million was repaid subsequent to March 31, 2014.

On July 29, 2011, Ever-Glory Apparel and Perfect Dream collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $7.0 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of March 31, 2014, Ever-Glory Apparel had borrowed $5.92 million from HSBC with an annual interest rates ranging from 2.78% to 5.88%, due on various dates from April to June 2014, and collateralized by approximately $7.9 million of accounts receivable from wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of March 31, 2014, approximately $1.48 million was unused and available. Approximately $1.14 million was repaid subsequent to March 31, 2014.

On September 1, 2013, Ever-Glory Apparel entered into a line of credit agreement for approximately $11.35 million (RMB70 million) with Everbright Bank, and collateralized by assets of Jiangsu Ever-Glory , This loan is also guaranteed by Goldenway and Mr. Kang. As of March 31, 2014, Ever-Glory Apparel had borrowed $3.24 million (RMB20.0 million) from Everbright Bank, with an annual interest rate of 6.3% and due in October 2014. At March 31, 2014, approximately $8.11 million was unused and available under this line of credit.

As of March 31, 2014, LA GO GO had borrowed $3.24 million (RMB 20 million) from China Minsheng Bank, with annual interest rate of 6.3% and due in August 2014. This loan is guaranteed by Ever-Glory Apparel and Mr. Kang.

As of March 31, 2014, Ever-Glory Apparel had borrowed $1.52 million from Ping An Bank, with annual interest rate of 3.25%, due on April 2014, and collateralized by approximately $2.1 million of accounts receivable from wholesale customers. Approximately $1.52 million was repaid subsequent to March 31, 2014.

All bank loans are used to fund our daily operations.

Capital Commitments

We have a continuing program for the purpose of improving our manufacturing facilities and growing our LA GO GO stores. We anticipate that cash flows from operations and borrowings from banks will be used to pay for these capital commitments.

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

As of March 31, 2014, we had access to approximately $68.5 million in lines of credit, of which approximately $23.0 million was unused and available. These credit facilities do not include any covenants. We have agreed to provide Jiangsu Ever-Glory a counter-guarantee of not less than 70% of the maximum aggregate lines of credit and borrowings guaranteed by Jiangsu Ever-Glory and collateralized by the assets of Jiangsu Ever-Glory and its equity investee, Nanjing Knitting, under agreements executed between the Company, Jiangsu Ever-Glory, Nanjing Knitting, and the banks. The maximum aggregate lines of credit and available borrowings was approximately $46.87 million (RMB 289 million) and approximately $21.7 (RMB 134 million) was provided to Jiangsu Ever-Glory as the counter guarantee as of March 31, 2014.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004, the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of March 31, 2014, the market foreign exchange rate had increased to 6.16 RMB to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future, and will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel, Taixin, Shanghai LA GO GO and Jiangsu LA GO GO (whose functional currency is RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. Foreign currency translation lost for the three and three months ended March 31, 2014 was $0.70 million for the three months ended March 31, 2014 and $0.30 million gain for the three and three months ended March 31, 2013.

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

Foreign Exchange Rates: We pay our suppliers and employees in Chinese RMB, however, most of our wholesale customers are located in the U.S., Japan and Europe and we generate sales from them in U.S. Dollars, Euros and British Pounds. Accordingly, our business has substantial exposure to changes in exchange rates between and among the Chinese RMB, the U.S. Dollar, the Euro and the British Pound. In the last decade, the RMB was initially pegged at 8.26 RMB to one U.S. Dollar. On July 21, 2005 it was revalued to 8.09 per U.S. Dollar. Following the removal of the peg to the U.S. Dollar and pressure from the United States, the People’s Bank of China also announced that the RMB would be pegged to a basket of foreign currencies, rather than being strictly tied to the U.S. Dollar, and would be allowed to float trade within a narrow 0.3% daily band against this basket of currencies. The PRC government has stated that the basket is dominated by the U.S. Dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British Pound, Thai Baht, Russian Ruble, Australian Dollar, Canadian Dollar and Singapore Dollar. There can be no assurance that the relationship between the RMB and these currencies will remain stable over time, especially in light of the significant political pressure on the Chinese government to permit the free flotation of the RMB, which could result in greater and more frequent fluctuations in the exchange rate between the RMB, the U.S. Dollar and the Euro. On March 31, 2014, the exchange rate between the RMB and U.S. Dollar was 6.17 RMB to one U.S. Dollar. For additional discussion regarding our foreign currency risk, see the section titled Risk Factors in the Annual Report on Form 10-K for our fiscal year ended December 31, 2013. Fluctuation in the value of Chinese RMB relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.

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

Evaluation of Disclosure Controls and Procedures. As of  March 31, 2014, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of March 31, 2014. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9 of our annual report for fiscal year ended December 31, 2013.  As of March 31, 2014, we had not completed the remediation of these material weaknesses.

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

Changes in Internal Control over Financial Reporting

Our management has worked, and will continue to work to improve our internal controls over financial reporting. During the three months ended March 31, 2014, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.             RISK FACTORS

There has been no material change in the information provided in Item 1A of Form 10-K Annual Report for the year ended December 31, 2013 filed with the SEC on April 14, 2014.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

31.1*	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (**)
101.SCH	XBRL Taxonomy Extension Schema Document (**)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (**)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (**)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (**)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (**)

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

May 15, 2014	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jiansong Wang
Jiansong Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (**)
101.SCH	XBRL Taxonomy Extension Schema Document (**)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (**)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (**)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (**)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (**)

* Filed herein

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.