Form 10-Q
period 2014-06-30
Ever-Glory International Group, Inc.
filed 2014-08-14
CIK 943184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 8, 2014, 14,781,241 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

ASSETS

	June 30, 2014	December 31, 2013

CURRENT ASSETS
Cash and cash equivalents	$25,012,160	$27,772,878
Accounts receivable	60,381,956	80,317,630
Inventories	76,619,104	75,190,197
Value added tax receivable	3,883,902	2,620,277
Other receivables and prepaid expenses	2,336,675	1,821,695
Advances on inventory purchases	6,369,531	6,010,027
Amounts due from related parties	1,502,946	1,896,376
Total Current Assets	176,106,274	195,629,080

LAND USE RIGHT, NET	2,778,380	2,821,471
PROPERTY AND EQUIPMENT, NET	18,993,507	18,370,327
TOTAL ASSETS	$197,878,161	$216,820,878

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Bank loans	$55,379,699	$53,338,748
Accounts payable	49,983,235	72,855,960
Accounts payable and other payables - related parties	3,020,292	4,102,456
Other payables and accrued liabilities	14,936,652	16,128,514
Value added and other taxes payable	4,746,910	5,399,187
Income tax payable	4,289,564	489,307
Deferred tax liabilities	4,933,685	7,391,029
Total Current Liabilities	137,290,037	159,705,201

COMMITMENTS AND CONTINGENCIES

EQUITY
Stockholders' equity of the Company:
Preferred stock ($.001 par value, authorized 5,000,000 shares, no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares, 14,781,241 and 14,781,241 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively)	14,781	14,781
Additional paid-in capital	3,572,157	3,572,157
Retained earnings	61,537,898	53,618,026
Statutory reserve	10,212,268	10,212,268
Accumulated other comprehensive income	8,440,043	8,783,425
Amounts due from related party	(23,189,023)	(19,084,980)
Total Stockholders' Equity	60,588,124	57,115,677

TOTAL LIABILITIES AND EQUITY	$197,878,161	$216,820,878

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
NET SALES	$85,667,780	$59,129,485	$191,682,949	$137,440,975
COST OF SALES	56,317,989	39,650,917	136,552,201	97,669,484

GROSS PROFIT	29,349,791	19,478,568	55,130,748	39,771,491

OPERATING EXPENSES
Selling expenses	14,402,662	9,898,106	30,525,958	21,749,402
General and administrative expenses	7,539,418	5,513,105	13,934,406	9,985,552
Total Operating Expenses	21,942,080	15,411,211	44,460,364	31,734,954

INCOME FROM OPERATIONS	7,407,711	4,067,357	10,670,384	8,036,537

OTHER INCOME (EXPENSES)
Interest income	336,414	342,188	577,747	637,790
Interest expense	(774,693)	(736,695)	(1,481,808)	(1,528,224)
Change in fair value of derivative liability	-	2,000	-	294,000
Other income (expenses)	440,464	(179,098)	912,223	(147,641)
Total Other Income (Expenses)	2,185	(571,605)	8,162	(744,075)

INCOME BEFORE INCOME TAX EXPENSE	7,409,896	3,495,752	10,678,546	7,292,462
INCOME TAX EXPENSE	(1,879,752)	(768,541)	(2,758,674)	(1,478,172)

NET INCOME	5,530,144	2,727,211	7,919,872	5,814,290

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation (loss) gain	356,044	850,550	(343,382)	1,158,392
COMPREHENSIVE INCOME	$5,886,188	$3,577,761	$7,576,490	$6,972,682

EARNINGS PER SHARE
Basic and diluted	$0.37	$0.18	$0.54	$0.39
Weighted average number of shares outstanding
Basic and diluted	14,781,241	14,777,610	14,781,241	14,775,869

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,919,872	$5,814,290
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,462,128	3,690,891
Loss from sale of property and equipment	-	29,499
Change in fair value of derivative liability	-	(294,000)
Deferred income tax	(2,409,053)	555,716
Stock-based compensation	-	10,082
Changes in operating assets and liabilities
Accounts receivable	19,441,054	19,994,644
Inventories	(1,927,458)	(9,730,652)
Value added tax receivable	(1,286,005)	(1,177,837)
Other receivables and prepaid expenses	(529,644)	307,455
Advances on inventory purchases	(404,581)	(1,473,254)
Amounts due from related parties	1,334,894	(2,760,288)
Accounts payable	(22,393,350)	(9,577,345)
Accounts payable and other payables- related parties	(2,527,146)	123,426
Other payables and accrued liabilities	(1,076,252)	75,308
Value added and other taxes payable	(631,814)	(77,745)
Income tax payable	3,830,846	(389,778)
Net cash provided by operating activities	2,803,491	5,120,412

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(4,185,207)	(4,642,650)
Proceeds from sale of property and equipment	-	13,583
Net cash used in investing activities	(4,185,207)	(4,629,067)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	73,693,038	42,227,892
Repayment of bank loans	(71,260,909)	(45,290,965)
Repayment of payable to officers and employees	-	(2,381,512)
Repayment of advances to related party	-	18,781,438
Interest income received from related party	1,302,400	-
Advances to related party	(5,046,800)	(7,244,771)
Net cash (used in) provided by financing activities	(1,312,271)	6,092,082

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(66,731)	187,368

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,760,718)	6,770,795

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	27,772,878	9,365,958

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,012,160	$16,136,753

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$1,481,808	$1,528,224
Income taxes	$1,354,679	$1,199,771

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

NOTE 1 SUMMARY OF BUSINESS AND BASIS OF PRESENTATION

Organization and business

Ever-Glory International Group, Inc. (the “Company”), together with its subsidiaries, is an apparel manufacturer, supplier and retailer in The People's Republic of China ("China” or "PRC"), with a wholesale segment and a retail segment. The Company’s wholesale business consists of recognized brands for department and specialty stores located in China, Europe, Japan and the United States. The Company’s retail business consists of flagship stores and store-in-stores for the Company’s own-brand products.

The Company’s wholesale operations are provided primarily through the Company’s wholly-owned PRC subsidiaries, Goldenway Nanjing Garments Co. Ltd. (“Goldenway”), Nanjing Catch-Luck Garments Co. Ltd. (“Catch-Luck”), Nanjing New-Tailun Garments Co. Ltd (“New-Tailun”), Ever-Glory International Group Apparel Inc.(“Ever-Glory Apparel”) and Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”), and the Company’s wholly-owned Samoa subsidiary, Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”). The Company’s retail operations are provided through its wholly- owned subsidiaries, Shanghai LA GO GO Fashion Company Limited (“Shanghai LA GO GO”), Jiangsu LA GO GO Fashion Company Limited (“Jiangsu LA GO GO”), Tianjin LA GO GO Fashion Company Limited (“Tianjin LA GO GO”), Shanghai Ya Lan Fashion Company Limited (“Ya Lan”) and Xizang He Meida Trading Company Limited (“He Meida”).

On June 26, 2014, Shanghai LA GO GO entered into a contract with Shanghai Yiduo Fashion Company Limited (“Shanghai Yiduo”) to acquire 78% of the shares of Shanghai Yiduo for $0.75 million (RMB4.6 million).  Shanghai Yiduo is currently owned by unrelated third parties and operates design and development of women’s apparel for Mecox Lane, one of China’s leading online platforms for apparel and apparel accessories. The acquisition price is to be paid as follows.

Payment Date	Amount
Before July 8, 2014	$0.45 million
Before September 28, 2014	0.22 million
Within 10 days after Shanghai Yiduo collects all the accounts receivable from Mecox Lane	0.08 million
TOTAL	0.75 million

The first $0.45 million installment was paid by the Company to Shanghai Yiduo in July 2014 and was financed by working capital. The completion of the acquisition is subject to the company’s final due dilligence and Shanghai Yiduo’s ability to collect certain account receivables. In the event Shanghai Yiduo is not able to collect the account receivables in accordance to the contract, the Company may reduce the purchase price or terminate the contract and get back the first install payment.   Management of the Company believes that the acquisition will improve the Company’s design and product development ability.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of June 30, 2014, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2014 and 2013, and the condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. Wholesale revenues are generally higher in the third and fourth fiscal quarters, while retail revenues are generally higher in the first and fourth fiscal quarters. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and Form 10-Q for the three and six months ended June 30, 2013.

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

At June 30, 2014, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions that management considers to be of a high quality.

At June 30, 2014 and December 31, 2013, the Company had an outstanding forward foreign exchange option contract subject to recurring fair value measurement (Level 3) with the change in fair value recognized in earnings (Note 5).

Foreign Currency Translation and Other Comprehensive Income

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company, Ever-Glory HK and Perfect Dream Limited, British Virgin Islands incorporated subsidiary of the Company (“Perfect Dream”) is the U.S. dollar. The functional currency of Goldenway, New Tailun, Catch-luck, Ever-Glory Apparel, Tai Xin, Shanghai LA GO GO, Jiangsu LA GO GO, Tianjin LA GO GO, Ya Lan and He Meida is the Chinese RMB.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and must be applied retrospectively. Management is currently evaluating the potential impact of this ASU on the Company’s financial statements.

NOTE 3 INVENTORIES

Inventories at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
Raw materials	$2,273,209	$5,658,519
Work-in-progress	30,661,653	25,862,185
Finished goods	54,087,608	55,664,077
	87,022,470	87,184,781
Less: allowance for obsolete inventories	(10,403,366)	(11,994,584)
Total inventories	$76,619,104	$75,190,197

NOTE 4 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Bank loans consisted of the following at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
Bank	2014	2013
Industrial and Commercial Bank of China	$12,956,145	$1,799,600
Nanjing Bank	10,422,414	18,526,618
Bank of Communications	9,181,755	9,245,108
Bank of Everbright	6,233,984	3,272,000
The Hong Kong and Shanghai Bank	5,551,067	3,499,552
Bank of China	5,111,053	8,210,699
China Minsheng Banking	3,248,000	4,953,069
Pin An Bank	2,675,281	2,196,102
Huaxia Bank	-	1,636,000
	$55,379,699	$53,338,748

On January 1, 2014, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $6.50 million (RMB40 million). These loans are collateralized by the Company’s property and equipment. As of June 30, 2014, Goldenway had borrowed $6.50 million (RMB40 million) under this line of credit with an annual interest rate of 6.24% and due on various dates from March to April 2015.

On January 1, 2014, Ever-Glory Apparel entered into a line of credit agreement for approximately $6.50 million (RMB40 million) with Industrial and Commercial Bank of China and guaranteed by Goldenway. As of June 30, 2014, Ever-Glory Apparel had borrowed $4.79 million (RMB 29.5 million) under this line of credit with an annual interest rate of 5.6% and due on various dates from November to December 2014. Ever-Glory Apparel had also borrowed $1.67 million from Industrial and Commercial Bank of China with annual interest rates ranging from 1.02% to 1.04% and due on various dates from July to October 2014, and collateralized by approximately $2.24 million of accounts receivable from wholesale customers. At June 30, 2014, approximately $0.04 million was unused and available under this line of credit.  Approximately $0.44 million was repaid subsequent to June 30, 2014.

On June 14, 2013, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $8.12 million (RMB50 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of June 30, 2014, Goldenway had borrowed $4.06 (RMB25 million) under this line of credit from Nanjing Bank with an annual interest rate of 6.16% due on August 2014. At June 30, 2014, approximately $4.06 million was unused and available under this line of credit. Approximately $4.06 million was repaid subsequent to June 30, 2014.

On June 14, 2013 and renewed on July 6, 2014, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.74 million (RMB60 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of June 30, 2014, Ever-Glory Apparel had borrowed $1.62 million (RMB 10 million) under this line of credit with an annual interest rate of 6.6% and due on September 2014. Ever-Glory Apparel had also borrowed $2.30 million from Nanjing Bank with annual interest rate of 3.1% and due on various dates from July to September 2014, and collateralized by approximately $3.16 million of accounts receivable from wholesale customers. At June 30, 2014, approximately $5.82 million was unused and available under this line of credit.  Approximately $0.68 million was repaid subsequent to June 30, 2014.

On April 10, 2013, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.25 million (RMB20 million). The line of credit is guaranteed by Mr. Kang. As of June 30, 2014, LA GO GO had borrowed $2.44 million (RMB15 million) under this line of credit with an annual interest rate of 6.16% and due on various dates from July to October 2014. At June 30, 2014, approximately $0.81 million (RMB5 million) was unused and available under this line of credit. Approximately $0.81 million was repaid subsequent to June 30, 2014.

On January 29, 2014, Ever-Glory Apparel entered into a line of credit agreement for approximately $8.44 million (RMB52 million) with the Bank of Communications and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among the Company, Jiangsu Ever-Glory, Nanjing Knitting and the bank. As of June 30, 2014, Ever-Glory Apparel had borrowed $4.06 million (RMB25 million) with an annual interest rate of 6.9% and due on various dates from February to March 2015. Ever-Glory Apparel had also borrowed $1.87 million from the Bank of Communications with an annual interest rates ranging from 3.82% to 5.75% and due in February 2015, and collateralized by approximately $2.51 million of accounts receivable from wholesale customers. At June 30, 2014, approximately $2.51 million was unused and available under this line of credit.

On July 16, 2013, LA GO GO entered into a line of credit agreement for approximately $3.57 million (RMB22 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory and Mr. Kang. As of June 30, 2014, LA GO GO had borrowed $3.25 million (RMB20 million) from the Bank of Communications with an annual interest rate of 6.3% and due in June 2015. At June 30, 2014, approximately $0.32 million was unused and available under this line of credit.

On September 1, 2013, Ever-Glory Apparel entered into a line of credit agreement for approximately $11.37 million (RMB70 million) with Everbright Bank, and collateralized by assets of Jiangsu Ever-Glory, This loan is also guaranteed by Goldenway and Mr. Kang. As of June 30, 2014, Ever-Glory Apparel had borrowed $3.25 million (RMB20.0 million) from Everbright Bank, with an annual interest rate of 6.3% and due in October 2014. Ever-Glory Apparel had also borrowed $2.98 million from Everbright Bank with annual interest rate of 2.98% and due in August 2014, and collateralized by approximately $3.98 million of accounts receivable from wholesale customers. At June 30, 2014, approximately $5.14 million was unused and available under this line of credit. Approximately $3.98 million was repaid subsequent to June 30, 2014.

On July 29, 2011, Ever-Glory Apparel and Perfect Dream collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $7.0 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of June 30, 2014, Ever-Glory Apparel had borrowed $5.55 million from HSBC with an annual interest rates ranging from 2.78% to 5.88%, due on various dates from July to September 2014, and collateralized by approximately $7.9 million of accounts receivable from wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of June 30, 2014, approximately $1.45 million was unused and available.

On November 11, 2013, Ever-Glory Apparel entered into a line of credit agreement for approximately $5.68 million (RMB35 million) with the Bank of China and guaranteed by Jiangsu Ever-Glory and Mr. Kang. As of June 30, 2014, Ever-Glory Apparel had borrowed $1.62 million (RMB10 million) with an annual interest rate of 6.05% and due in October 2014 under this line of credit. Ever-Glory Apparel had also borrowed $3.49 million ($1.6 million and RMB 11.6 million) from the Bank of China with annual interest rates ranging from 3.62% to 3.9% and due on various dates from July to August 2014, and collateralized by approximately $4.99 million of accounts receivable from wholesale customers. Approximately $1.60 million was repaid subsequent to June 30, 2014.  As of June 30, 2014, approximately $0.57 million was unused and available.

As of June 30, 2014, LA GO GO had borrowed $3.25 million (RMB 20 million) from China Minsheng Bank, with annual interest rate of 6.3% and due in August 2014. This loan is guaranteed by Ever-Glory Apparel and Mr. Kang.

As of June 30, 2014, Ever-Glory Apparel had borrowed $2.68 million from Ping An Bank, with annual interest rate of 3.9% and due on various dates from July to September 2014, and collateralized by approximately $3.83 million of accounts receivable from wholesale customers. Approximately $1.0 million was repaid subsequent to June 30, 2014.

Total interest expense on bank loans amounted to $774,693, $1,481,808, $736,695, and $1,528,224 for the three and six months ended June 30, 2014 and 2013, respectively.

NOTE 5 DERIVATIVES LIABILITY

At June 30, 2014, the Company had one outstanding forward foreign exchange option contract (sell US dollars for RMB), with a notional amount of US$3,000,000, that expires in September 2014. The fair value of this contract at June 30, 2014, as well as gains and losses realized on other foreign currency derivative activity during 2014 and 2013 were not significant.

Subsequent to June 30, 2014, we entered into another forward foreign exchange option contract (sell US dollars for RMB), with a notional amount of US $700,000, that expires in September 2015.

At December 31, 2012, the Company had warrants outstanding to purchase an aggregate of 840,454 shares of the Company’s common stock, which warrants required liability classification because of certain provisions that may have resulted in an adjustment to their exercise price. The warrants expired in June 2013. At the expiration date, the remaining value of the warrants not exercised ($2,000) was reduced to $0. The increase in other income resulting from the decrease in derivative warrant liability was $2,000 and $294,000 for the three and six months ended June 30, 2013, respectively.

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

Although the Company’s parent entity is a US entity, the Company’s primary operations are through subsidiaries located in China, certain apparel manufacturing is performed outside of China in Southeast Asia, sales are made globally, and the Company has other subsidiary operations in Hong Kong and Samoa. Therefore, the Company uses significant judgment to calculate and provide for income taxes in each of the tax jurisdictions in which it operates. In the ordinary course of the Company’s business, there are transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of transfer pricing for transactions with the Company’s subsidiaries, potential challenges to nexus, value added estimates, and similar matters. In September 2009, the Company formed its subsidiary, Ever-Glory HK, domiciled in Samoa, in order to engage in certain limited import and export of apparel, fabric and accessories, as well as to efficiently address currency exchange matters with international transactions. Over the past few years, the operational matters handled by this subsidiary have expanded with respect to sub-contracting of certain manufacturing work outside of China, as well as to other operational matters with non-PRC customers and vendors. Additionally, over this time period, tax guidance, rules and positions taken by the PRC with respect to transfer pricing issues have evolved, and in certain cases, become more standardized. As part of the Company’s on-going process of evaluating our tax positions, the Company considered various factors as they relate to its Samoan subsidiary and as related to intercompany transactions This evaluation resulted in a change in the Company’s estimate of exposure to potential unfavorable outcomes related to these uncertainties, and the Company recorded a tax liability of approximately $3,186,000 as of December 31, 2013 based on the probability for such outcomes.

As of June 30, 2014, the local PRC Tax Bureau is in discussions with the Company to finalize the process of payment for the approximate tax liability of $ 3,186,000. The Company and the PRC Tax Bureau have tentatively agreed that payments on the tax liability will be made by the Company prospectively over the next two to three year period. Beginning January 1, 2014, all net income generated from Ever-Glory HK has been reported as a taxable income at 25% tax rate in PRC.

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

After the tax liability adjustment resulted from the reevaluation of the Company’s tax position (resulting in the company allocating substantially all of the earnings of the Samoan subsidiary to the PRC and reporting such earnings as taxable in the PRC). PRC pre-tax income for the three and six months ended June 30, 2014 and 2013 was taxable in the following jurisdictions.

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
PRC	$7,439,468	$4,136,050	$10,713,481	$8,473,628
Samoa	-	(636,295)	-	(1,462,766)
BVI	(24,572)	(1,003)	(24,935)	(2,318)
Others	(5,000)	(3,000)	(10,000)	283,918
	$7,409,896	$3,495,752	$10,678,546	$7,292,462

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three and six months ended June 30, 2014 and 2013, respectively:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
PRC statutory rate	25.0%	25.0%	25.0%	25.0%
Non-taxable items	-	-	-	(1.4)
Effect of foreign income tax rates	0.1	(4.5)	0.1	(5.0)
Other	0.3	1.5	0.8	1.7
Effective income tax rate	25.4%	22.0%	25.8%	20.3%

Income tax expense for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Current	$4,281,918	$626,528	$5,216,018	$855,572
Deferred	(2,402,166)	142,013	(2,457,344)	622,600
Income tax expense	$1,879,752	$768,541	$2,758,674	$1,478,172

NOTE 7 EARNINGS PER SHARE

The following demonstrates the calculation for earnings per share for the three and six months ended June 30, 2014 and 2013:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$5,530,144	$2,727,211	$7,919,872	$5,814,290
Weighted average number of common shares –Basic and diluted	14,781,241	14,777,610	14,781,241	14,775,869
Earnings per share –Basic and diluted	$0.37	$0.18	$0.54	$0.39

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

NOTE 9 RELATED PARTY TRANSACTIONS

Mr. Kang is the Company’s Chairman and Chief Executive Officer. All transactions associated with the following companies controlled by Mr. Kang are considered to be related party transactions, and it is possible that the terms of these transactions may not be the same as those that would result from transactions between unrelated parties. All related party outstanding balances are short-tem in nature and are expected to be settled in cash.

Other income from Related Parties

Included in other income for the three and six months ended June 30, 2013 is rent revenue from entities controlled by Mr. Kang under operating lease agreements as follows.  There were no such income in 2014.

	Three months ended	Six months ended
	June 30,	June 30,
	2013	2013
EsCeLav	$3,056	$6,038
Nanjing Eight-One-Five Hi-tech (M&E) Co., Ltd.	4,070	8,050
Total	$7,126	$14,088

Other expenses due to Related Parties

Included in other expenses for the three and six months ended June 30, 2014 and 2013 are rent costs due to entities controlled by Mr. Kang under operating lease agreements as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Jiangsu Ever-Glory	$12,733	$12,788	$25,560	$25,277
Kunshan Enjin	10,491	8,517	21,060	16,774
Total	$23,224	$21,305	$46,620	$42,051

Purchases from, and Sub-contracts with Related Parties

Shanghai Weiwen Fashion Company Ltd. (Shanghai Weiwen) was incorporated in the PRC in 2012. This company designs and sells women’s apparel utilizing the “Velwin” brand. Shanghai Weiwen is owned by Mr. Kang. Shanghai Ya Lan entered an agreement with Shanghai Weiwen in April 2014 to purchase the “Velwin” brand along with existing inventory of Shanghai Weiwen. No customer relationships, production facilities, or other operating assets were acquired. Management of the Company believes that this asset purchase will provide the Company with additional multi-brand advantages. The purchase price of the inventory and brand was approximately $2.44 million. The purchase price was based primarily on the estimated fair market value of the inventory.

Shanghai Sea to Sky Fashion Company Ltd. (Shanghai Sea to Sky) was incorporated in the PRC in 2012. This company designs and sells women’s apparel utilizing the “Sea to Sky” brand. Shanghai Sea to Sky is owned by Mr. Kang. Shanghai LA GO GO entered an agreement with Shanghai Sea to Sky in April 2014 to purchase the “Sea to Sky” brand along with existing inventory of Shanghai Sea to Sky. No customer relationships, production facilities, or other operating assets were acquired. Management of the Company believes that this asset purchase will provide the Company with additional multi-brand advantages. The purchase price of the inventory and brand was approximately $0.39 million. The purchase price was based primarily on the estimated fair market value of the inventory.

For the three and six months ended June 30, 2014 and 2013, the Company purchased raw materials of $450,620, $884,070, $101,370, and $184,608, respectively, from Nanjing Knitting.

In addition, the Company sub-contracted certain manufacturing work to related parties totaling $4,401,992, $10,312,113, $5,102,919, and $9,088,426 for the three and six months ended June 30, 2014 and 2013, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors. Sub-contracts with related parties included in cost of sales for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Nanjing Knitting	$-	$211,296	$-	$232,602
Nanjing Ever-Kyowa	426,451	255,893	861,970	523,878
Ever-Glory Vietnam	1,776,620	3,175,681	4,964,884	5,094,787
Ever-Glory Cambodia	696,136	1,446,661	2,957,190	3,221,188
EsCeLav	-	1,775	-	4,358
Shanghai Weiwen	1,502,785	-	1,502,785	-
Shanghai Sea to Sky	377,793	-	377,793	-
Jiangsu Ever-Glory	-	11,613	25,284	11,613
	$4,779,785	$5,102,919	$10,689,906	$9,088,426

Accounts Payable – Related Parties

The Company purchases raw materials from and subcontracts some of its production to related parties. Accounts payable to related parties at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Nanjing Knitting	$-	$784,777
Nanjing Ever-Kyowa	560,076	261,955
Ever-Glory Vietnam	677,078	2,473,271
Ever-Glory Cambodia	-	582,453
Shanghai Sea to Sky	377,793	-
Shanghai Weiwen	1,405,345	-
Total	$3,020,292	$4,102,456

Amounts Due From Related Parties

The amounts due from related parties at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
EsCeLav	$31,439	$12,291
Nanjing Eight-One-Five Hi-tech (M&E) Co.,Ltd.	20,546	145,206
Nanjing Knitting	324,984	-
Ever-Glory Cambodia	832,160	-
Jiangsu Ever-Glory	293,817	1,738,879
Total	$1,502,946	$1,896,376

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. Because of restrictions on its ability to directly import and export products, the Company had utilized Jiangsu Ever-Glory as its agent to assist the Company with its import and export transactions and its international transportation projects from 2005 through 2011. Import transactions primarily consisted of purchases of raw materials and accessories designated by the Company’s customers for use in garment manufacture. Export transactions consisted of the Company’s sales to foreign markets such as Japan, Europe and the United States. These transactions ceased at end of 2011. During six months ended June 30, 2014 and 2013, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices. The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at cost for $0 and $72,548 during the six month period ended June 30, 2014 and 2013, respectively. Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at cost for $19,221 and $0 during the six months ended June 30, 2014 and 2013, respectively.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of June 30, 2014 and December 31, 2013, Jiangsu Ever-Glory has provided guarantees for approximately $48.72 million (RMB 300 million) and $43.69 million (RMB 269 million) of lines of credit obtained by the Company. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $16.72 million (RMB 103 million) as of June 30, 2014 and December 31, 2013. Mr. Kang has also provided a personal guarantee for $30.5 million (RMB 188 million).

During the six months ended June 30, 2013, US$4.82 million (RMB30.25 million) was provided to Jiangsu Ever-Glory under the counter-guarantee. US$16.79 million (RMB103 million) was outstanding at December 31, 2013. During six months ended June 30, 2014, an additional $5.03 million (RMB 31 million) was provided and approximately $1.30 million (RMB 8 million) of interest income was received under the counter-guarantee agreement. As of June 30, 2014, the amount of the counter-guarantee was $21.7 million (RMB 134 million) (the difference represents currency exchange adjustment of $0.12 million), which was 44.54% of the aggregate amount of lines of credit. This amount plus accrued interest of $1.50 million have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. At June 30, 2014 and 2013, the amount classified as a reduction of equity was $23.19 million and $19.08 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. Interest income for the three and six months ended June 30, 2014 and 2013 was approximately $0.29 million, $0.5 million, $0.34 million and $0.64 million, respectively.

NOTE 10 CONCENTRATIONS AND RISKS

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Based on management’s assessment of the amount of probable credit losses, if any, in existing accounts receivable, management has concluded that no allowance for doubtful accounts is necessary at June 30, 2014 and December 31, 2013. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions in the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts. If judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability.

For the six-month period ended June 30, 2014, the Company had one wholesale customer that represented approximately 14% of the Company’s revenues. For the three-month period ended June 30, 2014, the Company had one wholesale customer that represented approximately 15% of the Company’s revenues. For the six-month period ended June 30, 2013, the Company had two wholesale customers that each represented approximately 11% of the Company’s revenues. For the three-month period ended June 30, 2013, the Company had two wholesale customers that represented approximately 14% and 10% of the Company’s revenues, respectively.

For the Company’s wholesale business during the three and six months ended June 30, 2014 and 2013, no supplier represented more than 10% of the total raw materials purchased.

For the Company’s retail business, the Company had no supplier that represented more than 10% of raw materials purchases during the three and six months ended June 30, 2014. For the Company’s retail business, the Company had no supplier that represented more than 10% of raw materials purchases during the six months ended June 30, 2013. The Company purchased 10% of its raw materials from one supplier during the three months ended June 30, 2013.

For the wholesale business, during the six months ended June 30, 2014, the Company relied on two manufacturers for 16% and 10% of purchased finished goods, respectively. During the six months ended June 30, 2013, the Company relied on two manufacturers for 15% and 13% of purchased finished goods, respectively. During the three months ended June 30, 2014, the Company relied on two manufacturers for 15% and 14% of purchased finished goods, respectively. During the three months ended June 30, 2013, the Company relied on two manufacturers for 17% and 16% of purchased finished goods, respectively.

For the retail business, the Company had no supplier that represented more than 10% of finished goods purchases during the six months ended June 30, 2014. The Company purchased 11% of its finished goods from one supplier during the three months ended June 30, 2014. The Company had no supplier that represented more than 10% of finished goods purchases during the three and six months ended June 30, 2013.

The Company’s revenues for the three and six months ended June 30, 2014 and 2013 were earned in the following geographic areas:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
The People’s Republic of China	$12,929,219	$8,616,297	$27,527,244	$21,647,361
Germany	5,525,792	3,305,231	11,823,952	7,676,564
United Kingdom	9,018,214	4,961,895	11,642,361	7,826,529
Europe-Other	2,061,398	3,134,666	8,517,320	7,102,281
Japan	2,431,821	5,306,554	8,674,713	9,005,388
United States	4,428,137	1,726,825	7,650,480	5,453,800
Total wholesale business	36,394,581	27,051,468	75,836,070	58,711,923
Retail business	49,273,199	32,078,017	115,846,879	78,729,052
Total	$85,667,780	$59,129,485	$191,682,949	$137,440,975

NOTE 11 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a) Wholesale segment

(b) Retail segment

	Wholesale segment	Retail segment	Total
Six months ended June 30, 2014
Segment profit or loss:
Net revenue from external customers	$75,836,070	$115,846,879	$191,682,949
Income from operations	$3,954,431	$6,715,953	$10,670,384
Interest income	$551,265	$26,482	$577,747
Interest expense	$1,199,618	$282,190	$1,481,808
Depreciation and amortization	$515,773	$2,946,355	$3,462,128
Income tax expense	$946,118	$1,812,556	$2,758,674

Six months ended June 30, 2013
Segment profit or loss:
Net revenue from external customers	$58,711,923	$78,729,052	$137,440,975
Income from operations	$5,339,873	$2,696,664	$8,036,537
Interest income	$624,195	$13,595	$637,790
Interest expense	$1,412,096	$116,128	$1,528,224
Depreciation and amortization	$478,315	$3,212,576	$3,690,891
Income tax expense	$828,834	$649,338	$1,478,172

	Wholesale segment	Retail segment	Total
Three months ended June 30, 2014
Segment profit or loss:
Net revenue from external customers	$36,394,581	$49,273,199	$85,667,780
Income from operations	$2,538,511	$4,869,200	$7,401,711
Interest income	$324,638	$11,776	$336,414
Interest expense	$633,051	$141,642	$774,693
Depreciation and amortization	$251,227	$1,319,974	$1,571,201
Income tax expense	$612,044	$1,267,708	$1,879,752

Three months ended June 30, 2013
Segment profit or loss:
Net revenue from external customers	$27,051,468	$32,078,017	$59,129,485
Income from operations	$2,547,245	$1,520,112	$4,067,357
Interest income	$332,268	$9,920	$342,188
Interest expense	$678,069	$58,626	$736,695
Depreciation and amortization	$244,604	$1,815,642	$2,060,246
Income tax expense	$400,680	$367,861	$768,541

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2014 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Retail Business

We conduct our retail operations through Shanghai LA GO GO Fashion Company Limited (“LA GO GO”), Jiangsu LA GO GO Fashion Company Limited (“Jiangsu LA GO GO”), Tianjin LA GO GO Fashion Company Limited (“Tianjin LA GO GO”), Shanghai Ya Lan Fashion Company Limited (“Ya Lan”) and Xizang He Meida Trading Company Limited (“He Meida”).

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

Retail Business

The business objective for our retail segment is to establish a leading brand of women’s apparel and to build a nationwide retail network in China. As of June 30, 2014, we have 1055 stores (including store-in-stores) which included 125 stores that were opened and 30 stores that were closed in first half of 2014.

On June 26, 2014, Shanghai LA GO GO entered into a contract with Shanghai Yiduo Fashion Company Limited (“Shanghai Yiduo”) to acquire 78% of the shares of Shanghai Yiduo for $0.75 million (RMB4.6 million).  Shanghai Yiduo is currently owned by unrelated third parties and operates design and development of women’s apparel for Mecox Lane, one of China’s leading online platforms for apparel accessories. The acquisition price is to be paid as follows.

Payment Date	Amount
Before July 8, 2014	$0.45 million
Before September 28, 2014	0.22 million
Within 10 days after Shanghai Yiduo collects all the accounts receivable from Mecox Lane	0.08 million
TOTAL	0.75 million

The first $0.45 million installment was paid by the Company to Shanghai Yiduo in July 2014 and was financed by working capital. The completion of the acquisition is subject to the company’s final due diligence and Shanghai Yiduo’s ability to collect certain account receivables. In the event Shanghai Yiduo is not able to collect the account receivables in accordance with the contract, the Company may reduce the purchase price or terminate the contract and get back the first installment payment.  Management of the Company believes that the acquisition will improve the Company’s design and product development ability.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and must be applied retrospectively. Management is currently evaluating the potential impact of this ASU on the Company’s financial statements.

Results of Operations for the three months ended June 30, 2014 and 2013

The following table summarizes our results of operations for the three months ended June 30, 2014 and 2013. The table and the discussion below should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended June 30,
	2014		2013
	(in U.S. Dollars, except for percentages)
Sales	$85,667,780	100.0%	$59,129,485	100.0%
Gross Profit	$29,349,791	34.3%	$19,478,568	32.9%
Operating Expense	$21,942,080	25.6%	$15,411,211	26.0%
Income From Operations	$7,407,711	8.6%	$4,067,357	6.9%
Other Income (Expenses)	$2,185	0.1%	$(571,605)	(1.0)%
Income tax expense	$1,879,752	2.2%	$768,541	1.3%
Net Income	$5,530,144	6.5%	$2,727,211	4.6%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended June 30, 2014 and 2013.

	2014	% of total sales	2013	% of total sales	Growth in 2014 compared with 2013
Wholesales business
The People’s Republic of China	$12,929,219	15.1%	$8,616,297	14.6%	50.1%
Germany	5,525,792	6.5	3,305,231	5.6	67.2
United Kingdom	9,018,214	10.5	4,961,895	8.4	81.7
Europe-Other	2,061,398	2.4	3,314,666	5.3	(34.2)
Japan	2,431,821	2.8	5,306,554	9.0	(54.2)
United States	4,428,137	5.2	1,726,825	2.9	156.4
Total wholesale business	36,394,581	42.5	27,051,468	45.7	34.5
Retail business	49,273,199	57.5	32,078,017	54.3	53.6
Total	$85,667,780	100.0%	$59,129,485	100.0%	44.9%

Sales for the three months ended June 30, 2014 were $85.7 million, an increase of 44.9% from the three months ended June 30, 2013. This increase was primarily attributable to a 53.6% increased sales in our retail business as well as a 34.5% increased sales in wholesales business.

Sales generated from our wholesale business contributed 42.5% or $36.4 million of our total sales for the three months ended June 30, 2014, an increase of 34.5% compared to $27.1 million in the three months ended June 30, 2013. This increase was primarily attributable to increased sales in P.R.C, Germany, the United Kingdom and the United States.

Sales generated from our retail business contributed 57.5% or $49.3 million of our total sales for the three months ended June 30, 2014, an increase of 53.6% compared to 54.3% or $32.1 million in the three months ended June 30, 2013. This increase was primarily due to the increase in same store sales and new stores opened. We had 1055 retail stores as of June 30, 2014, compared to 831 retail stores at June 30, 2013.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended June 30, 2014 and 2013.

					Growth
					(Decrease) in
	Three months ended June 30,				2014 Compared
	2014		2013		with 2013
	(in U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$36,394,581	100.0%	$27,051,468	100.0%	34.5%
Raw Materials	16,454,991	45.2	12,038,807	44.5	36.7
Labor	1,211,243	3.3	1,231,609	4.6	(1.7)
Outsourced Production Costs	10,059,316	27.6	6,942,002	25.7	44.9
Other and Overhead	131,151	0.4	140,929	0.5	(6.9)
Total Cost of Sales for Wholesale	27,856,701	76.5	20,353,347	75.2	36.9
Gross Profit for Wholesale	8,537,880	23.5	6,698,121	24.8	27.5
Net Sales for Retail	49,273,199	100.0	32,078,017	100.0	53.6
Production Costs	13,193,339	26.8	9,455,948	29.5	39.5
Rent	15,267,949	31.0	9,841,622	30.7	55.1
Total Cost of Sales for Retail	28,461,288	57.8	19,297,570	60.2	47.5
Gross Profit for Retail	20,811,911	42.2	12,780,447	39.8	62.8
Total Cost of Sales	56,317,989	65.7	39,650,917	67.1	42.0
Gross Profit	$29,349,791	34.3%	$19,478,568	32.9%	50.7%

Raw material costs for our wholesale business were 45.2% of our total wholesale business sales in the three months ended June 30, 2014, compared to 44.5% in the three months ended June 30, 2013. The increase was mainly due to increased raw materials prices.

Labor costs for our wholesale business were 3.3% of our total wholesale business sales in the three months ended June 30, 2014, compared to 4.6% in the three months ended June 30, 2013. The decrease was mainly due to the fact that we outsourced most of the new orders in 2014.

Outsourced manufacturing costs for our wholesale business were 27.6% of our total wholesale business sales in the three months ended June 30, 2014, compared to 25.7% in the three months ended June 30, 2013. This increase was primarily attributable to increased average salaries of the employees in our outsourced manufacturing factories.

Overhead and other expenses for our wholesale business accounted for 0.4% of our total wholesale business sales for the three months ended June 30, 2014, compared to 0.5% of total sales for the three months ended June 30, 2013.

Wholesale business gross profit for the three months ended June 30, 2014 and 2013 was $8.5 and $6.7 million, respectively. As a percentage of wholesale sales, gross profit accounted for 23.5% of our total wholesale sales for the three months ended June 30, 2014, a decrease of 1.3% compared to 24.8% for the three months ended June 30, 2013. The decrease was mainly due to increased raw material prices and outsourced manufacturing costs.

Production costs for our retail business were $13.2 million during the three months ended June 30, 2014 compared to $9.5 million during the three months ended June 30, 2013. As a percentage of retail sales, retail production costs accounted for 26.8% of our total retail sales in the three months ended June 30, 2014, compared to 29.5% of total retail sales in the three months ended June 30, 2013. The decrease was due to our procurement cost controlling in the three months ended June 30, 2014 being better than the same period of the prior year.

Rent costs for our retail business were $15.3 million for the three months ended June 30, 2014 compared to $9.8 million for the three months ended June 30, 2013. As a percentage of sales, rent costs accounted for 31.0% of our total retail sales for the three months ended June 30, 2014, compared to 30.7% of total retail sales for the three months ended June 30, 2013.

Gross profit in our retail business for the three months ended June 30, 2014 was $20.8 million and gross margin was 42.2%. Gross profit in our retail business for the three months ended June 30, 2013 was $12.8 million and gross margin was 39.8%.

Total cost of sales for the three months ended June 30, 2014 was $56.3 million, compared to $39.7 million for the three months ended June 30, 2013, an increase of 42.0%. As a percentage of total sales, cost of sales decreased to 65.7% of total sales for the three months ended June 30, 2014, compared to 67.1% of total sales for the three months ended June 30, 2013. Consequently, gross margin increased to 34.3% for the three months ended June 30, 2014 from 32.9% for the three months ended June 30, 2013.

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

	Three Months Ended June 30,
	2014		2013		Increase
	(in U.S. Dollars, except for percentages)
Gross Profit	$29,349,791	34.3%	$19,478,568	32.9%	50.7%
Operating Expenses:
Selling Expenses	14,402,662	16.8	9,898,106	16.7	45.5
General and Administrative Expenses	7,539,418	8.8	5,513,105	9.3	36.8
Total	21,942,080	25.6	15,411,211	26.0	42.4
Income from Operations	$7,407,711	8.6%	$4,067,357	6.9%	82.1%

Selling expenses increased 45.5% to $14.4 million for the three months ended June 30, 2014 from $9.9 million for the three months ended June 30, 2013. The increase was attributable to the increased average salaries, and increased number of stores, leading to increased number of retail employees, as well as increased store decoration and marketing expenses associated with the promotion of the LA GO GO brand.

General and administrative expenses increased 36.8% to $7.5 million for the three months ended June 30, 2014 from $5.5 million for the three months ended June 30, 2013. The increase was attributable to an increase in payroll for additional management and design and marketing staff as a result of our business expansion. As a percentage of total sales, general and administrative expenses decreased to 8.8% of total sales for the three months ended June 30, 2014, compared to 9.3% of total sales for the three months ended June 30, 2013.  The percentage decrease was attributable to the increase in our sales.

Income from Operations

Income from operations increased 82.1% to $7.4 million for the three months ended June 30, 2014 from $4.1 million for the three months ended June 30, 2013. As a percentage of sales, income from operations accounted for 8.6% of our total sales for the three months ended June 30, 2014, an increase of 1.7% compared to the three months ended June 30, 2013 as a result of increasing gross profit.

Interest Expense

Interest expense was $0.7 million for the three months ended June 30, 2014, an increase of 2.3% compared to the same period in 2013.

Change in fair value of derivative liability

Change in fair value of derivative liability was a gain of $0.002 million and $0.2 million, based on the Binnomial Lattice model, for the three months ended June 30, 2013.

Income Tax Expenses

Income tax expense for the three months ended June 30, 2014 was $1.9 million, an increase of 145% compared to the same period of 2013. The increase was primarily due to increased profits of LA GO GO.

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

As of June 30, 2014, the local PRC Tax Bureau is in discussions with the Company to finalize the process of payment for the approximate tax liability of $ 3,186,000. The Company and the PRC Tax Bureau have tentatively agreed that payments on the tax liability will be made by the Company prospectively over the next two to three year period. Beginning January 1, 2014, all net income generated from Ever-Glory HK has been reported as a taxable income at 25% tax rate in PRC.

Ever-Glory International Group Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes through June 30, 2014. The net operating loss carry forwards for United States income taxes may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2031. Management believes that the realization of the benefits from these losses is uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero.

Net Income

Net income for the three months ended June 30, 2014 was $5.5 million, an increase of 103% compared to the same period in 2013. Our basic and diluted earnings per share were $0.37 and $0.18 for the three months ended June 30, 2014 and 2013, respectively.

Results of Operations for the six months ended June 30, 2014 and 2013

The following table summarizes our results of operations for the six months ended June 30, 2014 and 2013. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Six Months Ended June 30,
	2014		2013
	(in U.S. Dollars, except for percentages)
Sales	$191,682,949	100.0%	$137,440,975	100.0%
Gross Profit	55,130,748	28.8	39,771,491	28.9
Operating Expense	44,460,364	23.2	31,734,954	23.1
Income From Operations	10,670,384	5.6	8,036,537	5.8
Other Income (Expenses)	8,162	0	(744,075)	(0.5)
Income tax expense	2,758,674	1.4	1,478,172	1.1
Net Income	$7,919,872	4.1%	$5,814,290	4.2%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the six months ended June 30, 2014 and 2013.

	2014	% of total sales	2013	% of total sales	Growth in 2014 compared with 2013
Wholesales business
The People’s Republic of China	$27,527,244	14.4%	$21,647,361	15.8%	27.2%
Germany	11,823,952	6.2	7,676,564	5.6	54.0
United Kingdom	11,642,361	6.1	7,826,529	5.7	48.8
Europe-Other	8,517,320	4.4	7,102,281	5.2	19.9
Japan	8,674,713	4.5	9,005,388	6.6	(3.7)
United States	7,650,480	4.0	5,453,800	4.0	40.3
Total wholesale business	75,836,070	39.6	58,711,923	42.7	29.2
Retail business	115,846,879	60.4	78,729,052	57.3	47.1
Total	$191,682,949	100.0%	$137,440,975	100.0%	39.5%

Sales for the six months ended June 30, 2014 were $191.7 million, an increase of 39.5% from the six months ended June 30, 2013. This increase was primarily attributable to a 47.1% increased sales in our retail business as well as a 29.2% increased sales in wholesale business.

Sales generated from our wholesale business contributed 39.6% or $75.8 million of our total sales for the six months ended June 30, 2014, an increase of 29.2% compared to $58.7 million in the six months ended June 30, 2013. This increase was primarily attributable to increased sales in PRC, Germany, the United Kingdom and the United States.

Sales generated from our retail business contributed 60.4% or $115.8 million of our total sales for the six months ended June 30, 2014, an increase of 47.1% compared to $78.7 million in the six months ended June 30, 2013. This increase was primarily due to the increase in same store sales and new stores opened. We had 1055 retail stores as of June 30, 2014, compared to 831 retail stores at June 30, 2013.

Total retail store square footage and sales per square foot for the six months ended June 30, 2014 and 2013 are as follows:

	2014	2013
Total store square footage	956,436	754,870
Number of stores	1,055	831
Average store size, square feet	907	908
Total store sales	$115,846,879	$78,729,052
Sales per square foot	$121	$104

Same store sales and newly opened store sales for the six months ended June 30, 2014 and 2013 are as follows:

	2014	2013
Sales from stores open a full year	$81,508,931	$49,510,906
Newly opened store sales	31,877,375	26,054,394
Other*	2,460,573	3,163,752
Total	$115,846,879	$78,729,052

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

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the six months ended June 30, 2014 and 2013.

					Growth in
	Six months ended June 30,				2014 compared
	2014		2013		with 2013
	(in U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$75,836,070	100.0%	$58,711,923	100.0%	29.2%
Raw Materials	36,052,958	47.5	26,041,183	44.4	38.4
Labor	2,411,739	3.2	2,287,662	3.9	5.4
Outsourced Production Costs	22,414,004	29.6	16,896,224	28.8	32.7
Other and Overhead	279,240	0.4	271,514	0.5	2.8
Total Cost of Sales for Wholesale	61,157,941	80.6	45,496,583	77.5	34.4
Gross Profit for Wholesale	14,678,129	19.4	13,215,340	22.5	11.1
Net Sales for Retail	115,846,879	100.0	78,729,052	100.0	47.1
Production Costs	33,835,880	29.2	24,512,666	31.1	38.0
Rent	41,558,380	35.9	27,660,235	35.1	50.2
Total Cost of Sales for Retail	75,394,260	65.1	52,172,901	66.3	44.5
Gross Profit for Retail	40,452,619	34.9	26,556,151	33.7	52.3
Total Cost of Sales	136,552,201	71.2	97,669,484	71.1	39.8
Gross Profit	$55,130,748	28.8%	$39,771,491	28.9%	38.6%

Raw material costs for our wholesale business were 47.5% of our total wholesale business sales in the six months ended June 30, 2014, compared to 44.4% in the six months ended June 30, 2013. The increase was mainly due to increased raw materials prices.

Labor costs for our wholesale business were 3.2% of our total wholesale business sales in the six months ended June 30, 2014, compared to 3.9% in the six months ended June 30, 2013. The decrease was mainly due to the fact that we outsourced most of the new orders in 2014.

Outsourced manufacturing costs for our wholesale business were 29.6% of our total sales in the six months ended June 30, 2014, compared to 28.8% in the six months ended June 30, 2013. This increase was primarily attributable to increased average salaries of the employees in our outsourced manufacturing factories.

Overhead and other expenses for our wholesale business accounted for 0.4% and 0.5% of our total sales for the six months ended June 30, 2014 and 2013 respectively.

Gross profit in our wholesale business for the six months ended June 30, 2014 was $14.7 million, an increase of 11.1% compared to the six months ended June 30, 2013. As a percentage of wholesale sales, gross profit accounted for 19.4% of our total wholesale sales for the six months ended June 30, 2014, a decrease of 3.1% compared to 22.5% for the six months ended June 30, 2013. The decrease was mainly due to increased raw materials prices and outsourced manufacturing costs.

Production costs for our retail business were $33.8 million during the six months ended June 30, 2014 versus $24.5 million during the six months ended June 30, 2013. As a percentage of total retail sales, Production costs for our retail business were 29.2% of our total retail sales during the six months ended June 30, 2014, a decreased of 1.9% compared to 31.1% during the six months ended June 30, 2013. The decrease was due to our procurement cost controlling in the six months ended June 30, 2014 being better than the same period of the prior year.

Rent costs for our retail business were $41.6 million or 35.9% of our total retail sales during the six months ended June 30, 2014 versus $27.7 million or 35.1% during the six months ended June 30, 2013.

Gross profit in our retail business for the six months ended June 30, 2014 was $40.5 million and gross margin was 34.9%. Gross profit in our retail business for the six months ended June 30, 2013 was $26.6 million and gross margin was 33.7%.

Total cost of sales for the six months ended June 30, 2014 was $136.6 million, an increase of 39.8% compared to the six months ended June 30, 2013. As a percentage of total sales, cost of sales increased to 71.2% for the six months ended June 30, 2014, compared to 71.1% for the six months ended June 30, 2013. Consequently, gross margin decreased to 28.8% for the six months ended June 30, 2014 from 28.9% for the six months ended June 30, 2013.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. For our wholesale business, purchases from our five largest suppliers represented approximately 20.9% and 22.9% of raw material purchases for the six months ended June 30, 2014 and 2013, respectively. No one supplier provided more than 10.0% of our raw material purchases for the six months ended June 30, 2014 and 2013. For our retail business, purchases from our five largest suppliers represented approximately 29.8% and 31.0% of raw material purchases for the six months ended June 30, 2014 and 2013 respectively. No one supplier provided more than 10% of our total purchases for the six months ended June 30, 2014 and 2013. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

We also purchase finished goods from contract manufacturers. For our wholesale business, purchases from our five largest contract manufacturers represented approximately 46.8 and 46.6% of finished goods purchases for the six months ended June 30, 2014 and 2013 respectively. Two contract manufacturers provided approximately 16.0% and 10.3% of our finished goods purchases for the six months ended June 30, 2014. Two contract manufacturers provided approximately 15.4% and 13.1% of our finished goods purchases for the six months ended June 30, 2013. For our retail business, our five largest contract manufacturers represented approximately 20% and 16.0% of finished goods purchases for the six months ended June 30, 2014 and 2013, respectively. One manufacturer provided approximately 11.0% of our finished goods purchases for the six months ended June 30, 2014. No manufacturer provided more than 10% of our finished goods purchases for the six months ended June 30, 2013. We have not experienced difficulty in obtaining finished products from our contract manufacturers and we believe we maintain good relationships with our contract manufacturers.

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

	Six months ended June 30,
	2014		2013		Increase %
	(in U.S. Dollars, except for percentages)
Gross Profit	$55,130,748	28.8%	$39,771,491	28.9%	38.6%
Operating Expenses:
Selling Expenses	30,525,958	15.9	21,749,402	15.8	40.4
General and Administrative Expenses	13,934,406	7.3	9,985,552	7.3	39.5
Total	44,460,364	23.2	31,734,954	23.1	40.1
Income from Operations	$10,670,384	5.6%	$8,036,537	5.8%	32.8%

Selling expenses were $30.5 million in the six months ended June 30, 2014, an increase of 40.4% or $8.8 million compared to the six months ended June 30, 2013. The increase was attributable to increased average salaries, and increased number of stores, leading to increased number of retail employees, as well as increased store decoration and marketing expenses associated with the promotion of LA GO GO brand.

General and administrative expenses were $13.9 million in the six months ended June 30, 2014, an increase of 39.5% compared to the six months ended June 30, 2013. As a percentage of total sales, general and administrative expenses were 7.3% of total sales for the six months ended June 30, 2014 and 2013.

Income from Operations

Income from operations increased 32.8% to $10.7 million for the six months ended June 30, 2014 from $8.0 million for the six months ended June 30, 2013. This increase was due to our increased gross profit.

Interest Expense

Interest expense was $1.5 million for the six months ended June 30, 2014 and 2013 respectively.

Change in fair value of derivative liability

Change in fair value of derivative liability was a gain of $0.29 million, based on the Binnomial Lattice model, for the six months ended June 30, 2013. This related to outstanding warrants, which expired in June 2013 (described in Note 5 to the financial statements).

Income Tax Expenses

Income tax expense for the six months ended June 30, 2014 was $2.8 million, an increase of 87.0% compared to the same period of 2013. This increase was primarily due to increased profits of LA GO GO.

Net Income

Net income for the six months ended June 30, 2014 was $7.9 million, an increase of 36.5% compared to the same period in 2013. Our diluted earnings per share were $0.54 and $0.39 for the six months ended June 30, 2014 and 2013, respectively.

Summary of Cash Flows

Net cash provided by operating activities was $2.80 million for the six months ended June 30, 2014, compared with $5.12 million during the six months ended June 30, 2013. The decrease was primarily due to a decrease in Accounts payable.

Net cash used in investing activities was $4.2 million for the six months ended June 30, 2014, compared with $4.6 million during the six months ended June 30, 2013. The decrease was mainly due to decreased equipment purchases.

Net cash used in financing activities was $1.3 million for the six months ended June 30, 2014, compared with net cash provided by financing activities of $6.1 million during the six months ended June 30, 2013. During the six months ended June 30, 2014, we repaid $71.3 million of bank loans and received bank loan proceeds of $73.7 million. Also, under the counter-guarantee agreement, we advanced $5.1 million to the related party and received $1.3 million Interest income from the related party during the six months ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents of $25.0 million, other current assets of $151.1 million and current liabilities of $137.3 million. We presently finance our operations primarily from cash flows from operations and bank loans and we anticipate that these will continue to be our primary sources of funds to finance our short-term cash needs.

Bank Loans

On January 1, 2014, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $6.50 million (RMB40 million). These loans are collateralized by the Company’s property and equipment. As of June 30, 2014, Goldenway had borrowed $6.50 million (RMB40 million) under this line of credit with an annual interest rate of 6.24% and due on various dates from March to April 2015.

On January 1, 2014, Ever-Glory Apparel entered into a line of credit agreement for approximately $6.50 million (RMB40 million) with Industrial and Commercial Bank of China and guaranteed by Goldenway. As of June 30, 2014, Ever-Glory Apparel had borrowed $4.79 million (RMB 29.5 million) under this line of credit with an annual interest rate of 5.6% and due on various dates from November to December 2014. Ever-Glory Apparel had also borrowed $1.67 million from Industrial and Commercial Bank of China with annual interest rates ranging from 1.02% to 1.04% and due on various dates from July to October 2014, and collateralized by approximately $2.24 million of accounts receivable from wholesale customers. At June 30, 2014, approximately $0.04 million was unused and available under this line of credit.  Approximately $0.44 million was repaid subsequent to June 30, 2014.

On June 14, 2013, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $8.12 million (RMB50 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of June 30, 2014, Goldenway had borrowed $4.06 (RMB25 million) under this line of credit from Nanjing Bank with an annual interest rate of 6.16% due on August 2014. At June 30, 2014, approximately $4.06 million was unused and available under this line of credit. Approximately $4.06 million was repaid subsequent to June 30, 2014.

On June 14, 2013 and renewed on July 6, 2014, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.74 million (RMB60 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of June 30, 2014, Ever-Glory Apparel had borrowed $1.62 million (RMB 10 million) under this line of credit with an annual interest rate of 6.6% and due on September 2014. Ever-Glory Apparel had also borrowed $2.30 million from Nanjing Bank with annual interest rate of 3.1% and due on various dates from July to September 2014, and collateralized by approximately $3.16 million of accounts receivable from wholesale customers. At June 30, 2014, approximately $5.82 million was unused and available under this line of credit.  Approximately $0.68 million was repaid subsequent to June 30, 2014.

On April 10, 2013, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.25 million (RMB20 million). The line of credit is guaranteed by Mr. Kang. As of June 30, 2014, LA GO GO had borrowed $2.44 million (RMB15 million) under this line of credit with an annual interest rate of 6.16% and due on various dates from July to October 2014. At June 30, 2014, approximately $0.81 million (RMB5 million) was unused and available under this line of credit. Approximately $0.81 million was repaid subsequent to June 30, 2014.

On January 29, 2014, Ever-Glory Apparel entered into a line of credit agreement for approximately $8.44 million (RMB52 million) with the Bank of Communications and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among the Company, Jiangsu Ever-Glory, Nanjing Knitting and the bank. As of June 30, 2014, Ever-Glory Apparel had borrowed $4.06 million (RMB25 million) with an annual interest rate of 6.9% and due on various dates from February to March 2015. Ever-Glory Apparel had also borrowed $1.87 million from the Bank of Communications with an annual interest rates ranging from 3.82% to 5.75% and due in February 2015, and collateralized by approximately $2.51 million of accounts receivable from wholesale customers. At June 30, 2014, approximately $2.51 million was unused and available under this line of credit.

On July 16, 2013, LA GO GO entered into a line of credit agreement for approximately $3.57 million (RMB22 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory and Mr. Kang. As of June 30, 2014, LA GO GO had borrowed $3.25 million (RMB20 million) from the Bank of Communications with an annual interest rate of 6.3% and due in June 2015. At June 30, 2014, approximately $0.32 million was unused and available under this line of credit.

On September 1, 2013, Ever-Glory Apparel entered into a line of credit agreement for approximately $11.37 million (RMB70 million) with Everbright Bank, and collateralized by assets of Jiangsu Ever-Glory, This loan is also guaranteed by Goldenway and Mr. Kang. As of June 30, 2014, Ever-Glory Apparel had borrowed $3.25 million (RMB20.0 million) from Everbright Bank, with an annual interest rate of 6.3% and due in October 2014. Ever-Glory Apparel had also borrowed $2.98 million from Everbright Bank with annual interest rate of 2.98% and due in August 2014, and collateralized by approximately $3.98 million of accounts receivable from wholesale customers. At June 30, 2014, approximately $5.14 million was unused and available under this line of credit. Approximately $3.98 million was repaid subsequent to June 30, 2014.

On July 29, 2011, Ever-Glory Apparel and Perfect Dream collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $7.0 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of June 30, 2014, Ever-Glory Apparel had borrowed $5.55 million from HSBC with an annual interest rates ranging from 2.78% to 5.88%, due on various dates from July to September 2014, and collateralized by approximately $7.9 million of accounts receivable from wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of June 30, 2014, approximately $1.45 million was unused and available.

On November 11, 2013, Ever-Glory Apparel entered into a line of credit agreement for approximately $5.68 million (RMB35 million) with the Bank of China and guaranteed by Jiangsu Ever-Glory and Mr. Kang. As of June 30, 2014, Ever-Glory Apparel had borrowed $1.62 million (RMB10 million) with an annual interest rate of 6.05% and due in October 2014 under this line of credit. Ever-Glory Apparel had also borrowed $3.49 million ($1.6 million and RMB 11.6 million) from the Bank of China with annual interest rates ranging from 3.62% to 3.9% and due on various dates from July to August 2014, and collateralized by approximately $4.99 million of accounts receivable from wholesale customers. Approximately $1.60 million was repaid subsequent to June 30, 2014.  As of June 30, 2014, approximately $0.57 million was unused and available.

As of June 30, 2014, LA GO GO had borrowed $3.25 million (RMB 20 million) from China Minsheng Bank, with annual interest rate of 6.3% and due in August 2014. This loan is guaranteed by Ever-Glory Apparel and Mr. Kang.

As of June 30, 2014, Ever-Glory Apparel had borrowed $2.68 million from Ping An Bank, with annual interest rate of 3.9% and due on various dates from July to September 2014, and collateralized by approximately $3.83 million of accounts receivable from wholesale customers. Approximately $1.0 million was repaid subsequent to June 30, 2014.

All bank loans are used to fund our daily operations.

Amounts due from related party

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of June 30, 2014 and December 31, 2013, Jiangsu Ever-Glory has provided guarantees for approximately $48.72 million (RMB 300 million) and $43.69 million (RMB 269 million) of lines of credit obtained by the Company. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $16.72 million (RMB 103 million) as of June 30, 2014 and December 31, 2013. Mr. Kang has also provided a personal guarantee for $30.5 million (RMB 188 million). During six months ended June 30, 2014, an additional $5.03 million (RMB 31 million) was provided and approximately $1.30 million (RMB 8 million) of interest income was received under the counter-guarantee agreement. As of June 30, 2014, the amount of the counter-guarantee was $21.7 million (RMB 134 million) (the difference represents currency exchange adjustment of $0.12 million), which was 44.54% of the aggregate amount of lines of credit. This amount plus accrued interest of $1.50 million have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G.

Shanghai Weiwen Fashion Company Ltd. (Shanghai Weiwen) was incorporated in the PRC in 2012. This company designs and sells women’s apparel utilizing the “Velwin” brand. Shanghai Weiwen is owned by Mr. Kang. Shanghai Ya Lan entered an agreement with Shanghai Weiwen in April 2014 to purchase the “Velwin” brand along with existing inventory of Shanghai Weiwen. No customer relationships, production facilities or other operating assets were acquired. Management of the Company believes that this asset purchase will provide the Company with additional multi-brand advantages. The purchase price of the inventory and brand was approximately $2.44 million. The purchase price was based primarily on the estimated fair market value of the inventory.

Shanghai Sea to Sky Fashion Company Ltd. (Shanghai Sea to Sky) was incorporated in the PRC in 2012. This company designs and sells women’s apparel utilizing the “Sea to Sky” brand. Shanghai Sea to Sky is owned by Mr. Kang. Shanghai LA GO GO entered an agreement with Shanghai Sea to Sky in April 2014 to purchase the “Sea to Sky” brand along with existing inventory of Shanghai Sea to Sky. No customer relationships, production facilities or other operating assets were acquired. Management of the Company believes that this asset purchase will provide the Company with additional multi-brand advantage. The purchase price of the inventory and brand was approximately $0.39 million. The purchase price was based primarily on the estimated fair market value of the inventory.

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

As of June 30, 2014, we had access to $70.2 million in lines of credit, of which $20.7 million was unused and is currently available. These credit facilities do not include any covenants.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in United States (U.S.) dollars. During 2003 and 2004 the exchange rate of RMB to the U.S. dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the U.S. dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of June 30, 2014, the foreign exchange rate had increased to 6.16 RMB to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future, and we will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel, Taixin, Shanghai LA GO GO, Tianjin LA GO GO, Shanghai Yalan, He meida and Jiangsu LA GO GO (whose functional currency is RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expense items are translated at the average exchange rate for the period. All exchange differences are recorded within equity. The foreign currency translation gain (loss) for the three and six months ended June 30, 2014 and 2013 was $356,057, $(343,382), $850,555, $1,158,392, respectively.

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

Interest Rates: Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. On June 30, 2014, we had $25.0 million in cash and cash equivalents. A hypothetical 5% increase or decrease in either the short term or long term interest rates would not have any material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates: We pay our suppliers and employees in Chinese RMB, however, most of our wholesales customers are located in the U.S., Japan and Europe and we generate sales from them in U.S. Dollars, Euros and British Pounds. Accordingly, our business has substantial exposure to changes in exchange rates between and among the Chinese RMB, the U.S. Dollar, the Euro and the British Pound. In the last decade, the RMB has been pegged at 8.26 RMB to one U.S. Dollar. On July 21, 2005 it was revalued to 8.09 per U.S. Dollar. Following the removal of the peg to the U.S. Dollar and pressure from the United States, the People’s Bank of China also announced that the RMB would be pegged to a basket of foreign currencies, rather than being strictly tied to the U.S. Dollar, and would be allowed to float trade within a narrow 0.3% daily band against this basket of currencies. The PRC government has stated that the basket is dominated by the U.S. Dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British Pound, Thai Baht, Russian Ruble, Australian Dollar, Canadian Dollar and Singapore Dollar. There can be no assurance that the relationship between the RMB and these currencies will remain stable over time, especially in light of the significant political pressure on the Chinese government to permit the free flotation of the RMB, which could result in greater and more frequent fluctuations in the exchange rate between the RMB, the U.S. Dollar and the Euro. On June 30, 2014, the exchange rate between the RMB and U.S. Dollar was 6.16 RMB to one U.S. Dollar. For additional discussion regarding our foreign currency risk, see the section titled Risk Factors in the Annual Report on Form 10-K for fiscal year ended on December 31, 2013. Fluctuation in the value of Chinese RMB relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.

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

Evaluation of Disclosure Controls and Procedures. As of June 30, 2014, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of June 30, 2014. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9 of our annual report for fiscal year ended December 31, 2013. As of June 30, 2014, we had not completed the remediation of these material weaknesses.

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

Changes in Internal Control over Financial Reporting

Our management has worked, and will continue to work to improve our internal controls over financial reporting. During the three months ended June 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

August 14, 2014	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jiansong Wang
Jiansong Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

