Form 10-Q
period 2014-09-30
Ever-Glory International Group, Inc.
filed 2014-11-13
CIK 943184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 9, 2014, 14,784,094 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

EVER-GLORY INTERNATIONAL GROUP, INC.

FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

☐	Competition within our industry;
☐	Seasonality of our sales;
☐	Success of our investments in new product development
☐	Our plans and ability to open new retail stores;
☐	Success of our acquired businesses;
☐	Our relationships with our major customers;
☐	The popularity of our products;
☐	Relationships with suppliers and cost of supplies;

☐	Financial and economic conditions in Asia, Japan, Europe and the U.S.;
☐	Anticipated effective tax rates in future years;
☐	Regulatory requirements affecting our business;
☐	Currency exchange rate fluctuations;
☐	Our future financing needs; and
☐	Our ability to attract additional investment capital on attractive terms.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

	September 30, 2014	December 31, 2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$15,985,554	$27,772,878
Accounts receivable	93,338,912	80,317,630
Inventories	90,606,382	75,190,197
Value added tax receivable	6,980,825	2,620,277
Other receivables and prepaid expenses	3,586,159	1,821,695
Advances on inventory purchases	7,952,510	6,010,027
Amounts due from related parties	2,064,891	1,896,376
Total Current Assets	220,515,233	195,629,080

LAND USE RIGHT, NET	4,057,140	2,821,471
PROPERTY AND EQUIPMENT, NET	19,687,735	18,370,327
TOTAL ASSETS	$244,260,108	$216,820,878

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Bank loans	$49,048,137	$53,338,748
Accounts payable	84,524,262	72,855,960
Accounts payable and other payables - related parties	6,237,631	4,102,456
Other payables and accrued liabilities	18,911,184	16,128,514
Value added and other taxes payable	6,464,882	5,399,187
Income tax payable	5,383,668	489,307
Deferred tax liabilities	4,803,010	7,391,029
Total Current Liabilities	175,372,774	159,705,201

COMMITMENTS AND CONTINGENCIES

EQUITY
Stockholders’ equity of the Company:
Preferred stock ($.001 par value, authorized 5,000,000 shares, no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares, 14,784,094 and 14,781,241 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively)	14,784	14,781
Additional paid-in capital	3,587,195	3,572,157
Retained earnings	66,674,596	53,618,026
Statutory reserve	10,212,268	10,212,268
Accumulated other comprehensive income	8,318,736	8,783,425
Amounts due from related party	(19,920,245)	(19,084,980)
Total Stockholders’ Equity	68,887,334	57,115,677

TOTAL LIABILITIES AND EQUITY	$244,260,108	$216,820,878

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

NET SALES	$139,949,325	$106,659,519	$331,632,274	$244,100,494

COST OF SALES	106,118,870	81,254,688	242,671,071	178,924,172

GROSS PROFIT	33,830,455	25,404,831	88,961,203	65,176,322

OPERATING EXPENSES
Selling expenses	17,806,645	14,249,753	48,332,603	35,999,155
General and administrative expenses	9,699,667	6,684,580	23,634,073	16,670,132
Total Operating Expenses	27,506,312	20,934,333	71,966,676	52,669,287

INCOME FROM OPERATIONS	6,324,143	4,470,498	16,994,527	12,507,035

OTHER INCOME (EXPENSES)
Interest income	327,031	272,321	904,778	910,111
Interest expense	(914,480)	(757,390)	(2,396,288)	(2,285,614)
Change in fair value of derivative liability	-	-	-	294,000
Other income	1,006,019	831,952	1,918,242	684,311
Total Other Income (Expenses)	418,570	346,883	426,732	(397,192)

INCOME BEFORE INCOME TAX EXPENSE	6,742,713	4,817,381	17,421,259	12,109,843

INCOME TAX EXPENSE	(1,606,015)	(933,933)	(4,364,689)	(2,412,105)

NET INCOME	5,136,698	3,883,448	13,056,570	9,697,738

Foreign currency translation (loss) gain	(121,307)	670,518	(464,689)	1,828,910
COMPREHENSIVE INCOME	$5,015,391	$4,553,966	$12,591,881	$11,526,648

EARNINGS PER SHARE
Basic and diluted	$0.35	$0.26	$0.88	$0.66
Weighted average number of shares outstanding
Basic and diluted	14,782,668	14,779,268	14,781,722	14,777,015

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,056,570	$9,697,738
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,330,152	4,822,183
Loss from sale of property and equipment	123,312	30,247
Change in fair value of derivative liability	-	(294,000)
Deferred income tax	(2,536,929)	444,186
Stock-based compensation	15,041	19,996
Changes in operating assets and liabilities:
Accounts receivable	(13,570,634)	(2,330,145)
Inventories	(15,939,969)	(23,146,281)
Value added tax receivable	(4,385,162)	(3,440,059)
Other receivables and prepaid expenses	(1,780,015)	109,775
Advances on inventory purchases	(1,989,012)	(4,370,032)
Amounts due from related parties	27,024	(2,256,980)
Accounts payable	12,217,725	16,915,180
Accounts payable and other payables- related parties	1,162,450	2,012,075
Other payables and accrued liabilities	2,904,418	1,297,923
Value added and other taxes payable	1,089,052	(418,702)
Income tax payable	4,921,589	260,537
Net cash provided by (used in) operating activities	645,612	(646,359)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(6,870,602)	(6,748,963)
Purchase of land use right	(1,311,394)	-
Proceeds from sale of property and equipment	16,680	13,558
Net cash used in investing activities	(8,165,316)	(6,735,405)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	93,577,978	78,467,539
Repayment of bank loans	(97,488,790)	(78,372,190)
Repayment of payable to officers and employees	-	(2,377,074)
Repayment of loans from related party	3,542,404	18,746,442
Advances to related party	(5,040,600)	(7,231,272)
Interest income received from related party	1,300,800	-
Net cash(used in) provided by financing activities	(4,108,208)	9,233,445

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(159,412)	491,072

NET INCREASE IN CASH AND CASH EQUIVALENTS	(11,787,324)	2,342,753

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	27,772,878	9,365,958

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,985,554	$11,708,711

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$2,396,288	$2,285,614
Income taxes	$1,997,638	1,735,809

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 1 SUMMARY OF BUSINESS AND BASIS OF PRESENTATION

Ever-Glory International Group, Inc. (the “Company”), together with its subsidiaries, is an apparel manufacturer, supplier and retailer in The People’s Republic of China (“China” or “PRC”), with a wholesale segment and a retail segment. The Company’s wholesale business consists of recognized brands for department and specialty stores located in China, Europe, Japan and the United States. The Company’s retail business consists of flagship stores and store-in-stores for the Company’s own-brand products.

The Company’s wholesale operations are provided primarily through the Company’s wholly-owned PRC subsidiaries, Goldenway Nanjing Garments Co. Ltd. (“Goldenway”), Nanjing Catch-Luck Garments Co. Ltd. (“Catch-Luck”), Nanjing New-Tailun Garments Co. Ltd (“New-Tailun”), Ever-Glory International Group Apparel Inc.(“Ever-Glory Apparel”), Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”), Chuzhou Hui Rui Garments Co. Ltd. (“Hui Rui”), and the Company’s wholly-owned Samoa subsidiary, Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”). The Company’s retail operations are provided through its wholly- owned subsidiaries, Shanghai LA GO GO Fashion Company Limited (“Shanghai LA GO GO”), Jiangsu LA GO GO Fashion Company Limited (“Jiangsu LA GO GO”), Tianjin LA GO GO Fashion Company Limited (“Tianjin LA GO GO”), Shanghai Ya Lan Fashion Company Limited (“Ya Lan”) and Xizang He Meida Trading Company Limited (“He Meida”).

Chuzhou Hui Rui Garments Co. Ltd (“Hui Rui”), a wholly owned subsidiary of Ever-Glory Apparel, was incorporated in the PRC on July 4, 2014. Hui Rui is principally engaged in the produce and purchase of garments.

On June 26, 2014, Shanghai LA GO GO entered into a contract with Shanghai Yiduo Fashion Company Limited (“Shanghai Yiduo”) to acquire 78% of the shares of Shanghai Yiduo for $0.75 million (RMB4.6 million) from an unrelated third parties. Shanghai Yiduo operates design and development of women’s apparel for Mecox Lane, one of China’s leading online platforms for apparel and apparel accessories. The purchase price shall be paid as follows.

Payment Date	Amount
Before July 8, 2014	$0.45 million
Before September 28, 2014	0.22 million
Within 10 days after Shanghai Yiduo collects all the accounts receivable from Mecox Lane	0.08 million
TOTAL	0.75 million

The first $0.45 million and the second 0.22 million installments were paid by the Company to Shanghai Yiduo in July and October 2014, respectively, and was financed by working capital. The completion of the acquisition is subject to the Company’s final due diligence and Shanghai Yiduo’s ability to collect certain account receivables. In the event Shanghai Yiduo is not able to collect the account receivables in accordance to the contract, the Company may either reduce the purchase price or terminate the contract and get back the entire paid installment payments. Management of the Company believes that the acquisition will improve the Company’s design and product development ability.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of September 30, 2014, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2014 and 2013, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. Wholesale revenues are generally higher in the third and fourth fiscal quarters, while retail revenues are generally higher in the first and fourth fiscal quarters. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and Form 10-Q for the three and nine months ended September 30, 2013.

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

At September 30, 2014 and December 31, 2013, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions that management considers to be of a higher liquidity.

The Company had three foreign exchange option contracts. Two of these contracts are outstanding as of September 30, 2014 and the third contract outstanding as of December 31, 2013. All contracts are subject to recurring fair value measurement (Level 3) with the change in fair value recognized in earnings (Note 6).

Foreign Currency Translation and Other Comprehensive Income

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company, Ever-Glory HK and Perfect Dream Limited, British Virgin Islands incorporated subsidiary of the Company (“Perfect Dream”) is the U.S. dollar. The functional currency of Goldenway, New Tailun, Catch-luck, Ever-Glory Apparel, Tai Xin, Hui Rui, Shanghai LA GO GO, Jiangsu LA GO GO, Tianjin LA GO GO, Ya Lan and He Meida is the Chinese RMB.

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

NOTE 3 INVENTORIES

Inventories at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
Raw materials	$2,321,560	$5,658,519
Work-in-progress	29,202,264	25,862,185
Finished goods	70,340,360	55,664,077
	101,864,184	87,184,781
Less: Provision for obsolete inventories	(11,257,802)	(11,994,584)
Total inventories	$90,606,382	$75,190,197

NOTE 4 LAND USE RIGHTS

In 2006, the Company obtained a fifty-year land use right on 112,442 square meters of land in the Nanjing Jiangning Economic and Technological Development Zone.

In 2014, the Company obtained another fifty-year land use right on 23,333 square meters of land in the Suzhou Kunshan Jinxi tower.

Land use rights at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
Land use rights	$4,475,255	$3,163,861
Less: accumulated amortization	(418,115)	(342,390)
Land use rights, net	$4,057,140	$2,821,471

NOTE 5 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Bank loans consisted of the following at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
Bank	2014	2013
Bank of Communications	$12,953,543	$9,245,108
Industrial and Commercial Bank of China	11,967,061	1,799,600
HSBC	7,736,085	3,499,552
Nanjing Bank	6,689,635	18,526,618
Pin An Bank	4,829,813	2,196,102
Bank of Everbright	3,248,000	3,272,000
China Minsheng Banking	1,624,000	4,953,069
Bank of China	-	8,210,699
Huaxia Bank	-	1,636,000
	$49,048,137	$53,338,748

On January 29, 2014, Ever-Glory Apparel entered into a line of credit agreement for approximately $8.44 million (RMB52 million) with the Bank of Communications and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among the Company, Jiangsu Ever-Glory, Nanjing Knitting and the bank. Jiangsu Ever-Glory is an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. As of September 30, 2014, Ever-Glory Apparel had borrowed $4.06 million (RMB25 million) with an annual interest rate of 6.9% and due on March 2015. Ever-Glory Apparel had also borrowed $4.02 million from the Bank of Communications with an annual interest rates ranging from 3.82% to 3.83% and due on various dates from October 2014 to March 2015, and collateralized by approximately $5.01 million of accounts receivable from wholesale customers. At September 30, 2014, approximately $0.36 million was unused and available under this line of credit.

On July 16, 2013, LA GO GO entered into a line of credit agreement for approximately $5.36 million (RMB33 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory and Mr. Kang. As of September 30, 2014, LA GO GO had borrowed $4.87 million (RMB30 million) from the Bank of Communications with an annual interest rates ranging from 6.6% to 6.62% and due on various dates from June to August 2015. As September 30, 2014, approximately $0.49 million was unused and available under this line of credit.

On January 1, 2014, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $6.50 million (RMB40 million). These loans are collateralized by the Company’s property and equipment. As of September 30, 2014, Goldenway had borrowed $6.50 million (RMB40 million) under this line of credit with an annual interest rate of 6.24% and due on various dates from March to April 2015.

On January 1, 2014, Ever-Glory Apparel entered into a line of credit agreement for approximately $6.50 million (RMB40 million) with Industrial and Commercial Bank of China and guaranteed by Goldenway. As of September 30, 2014, Ever-Glory Apparel had borrowed $4.79 million (RMB 29.5 million) under this line of credit with an annual interest rate of 7.28% and due on various dates from November to December 2014. Ever-Glory Apparel had also borrowed $0.68 million from Industrial and Commercial Bank of China with annual interest rate of 1.32% and due on October 2014, and collateralized by approximately $1.65 million of accounts receivable from wholesale customers. At September 30, 2014, approximately $1.03 million was unused and available under this line of credit.

On July 29, 2011, Ever-Glory Apparel and Perfect Dream collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $7.0 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of September 30, 2014, Ever-Glory Apparel had borrowed $2.35 million from HSBC with an annual interest rate of 5.88%, due on various dates from October to December 2014, and collateralized by approximately $8.9 million of accounts receivable from wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. At September 30, 2014, approximately $4.65 million was unused and available under this line of credit.

As of September 30, 2014, Ever-Glory HK had borrowed $5.39 million from Hongkong Branch of HSBC, with annual interest of 4.56% and due on various dates from October 2014 to March 2015, and collateralized by approximately $6.1 million of accounts receivable from wholesale customers.

On June 14, 2013, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $8.12 million (RMB50 million). These loans are guaranteed by Jiangsu Ever-Glory and Mr. Kang. These loans are also collateralized by the Company’s property and equipment. At September 30, 2014, approximately $8.12 million was unused and available under this line of credit.

On June 14, 2013 and renewed on July 6, 2014, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.74 million (RMB60 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of September 30, 2014, Ever-Glory Apparel had borrowed $4.25 million from Nanjing Bank with annual interest rate of 3.1% and due on various dates from October to November 2014, and collateralized by approximately $5.31 million of accounts receivable from wholesale customers. At September 30, 2014, approximately $5.49 million was unused and available under this line of credit.

On April 10, 2013, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.25 million (RMB20 million). The line of credit is guaranteed by Mr. Kang. As of September 30, 2014, LA GO GO had borrowed $2.44 million (RMB15 million) under this line of credit with an annual interest rate of 6.16% and due on various dates from October 2014 to January 2015. At September 30, 2014, approximately $0.81 million (RMB5 million) was unused and available under this line of credit. Approximately $1.62 million was repaid subsequent to September 30, 2014.

As of September 30, 2014, Ever-Glory Apparel had borrowed $4.83 million from Ping An Bank, with annual interest rate ranging from 4.0% to 6.14% and due on various dates from October to December 2014, and collateralized by approximately $5.36 million of accounts receivable from wholesale customers. Approximately $2.37 million was repaid subsequent to September 30, 2014.

On September 1, 2013, Ever-Glory Apparel entered into a line of credit agreement for approximately $11.37 million (RMB70 million) with Everbright Bank, and collateralized by assets of Jiangsu Ever-Glory, This loan is also guaranteed by Goldenway and Mr. Kang. As of September 30, 2014, Ever-Glory Apparel had borrowed $3.25 million (RMB20.0 million) from Everbright Bank, with an annual interest rate of 6.3% and due in October 2014. At September 30, 2014, approximately $8.12 million was unused and available under this line of credit. Approximately $3.25 million was repaid subsequent to September 30, 2014.

As of September 30, 2014, LA GO GO had borrowed $1.62 million (RMB 10 million) from China Minsheng Bank, with annual interest rate of 6.3% and due in August 2015. This loan is guaranteed by Ever-Glory Apparel and Mr. Kang.

On November 11, 2013, Ever-Glory Apparel entered into a line of credit agreement for approximately $5.68 million (RMB35 million) with the Bank of China and guaranteed by Jiangsu Ever-Glory and Mr. Kang. As of September 30, 2014, approximately $5.68 million was unused and available.

Total interest expense on bank loans amounted to $914,480, $2,396,288, $757,390, $2,285,614 for the three and nine months ended September 30, 2014 and 2013, respectively.

NOTE 6 DERIVATIVES LIABILITY

At June 30, 2014, the Company had one outstanding forward foreign exchange option contract (sell US dollars for RMB), with a notional amount of US $3 million, that expired in September 2014. The fair value of this contract at June 30, 2014, as well as gains and losses realized on other foreign currency derivative activity during 2014 and 2013 were not significant.

At September 30, 2014, we entered into another two forward foreign exchange option contracts (sell US dollars for RMB), with a total notional amount of US $1.7 million, that expires in September 2015. The fair value of this contract at September 30, 2014 was not significant.

At December 31, 2012, the Company had warrants outstanding to purchase an aggregate of 840,454 shares of the Company’s common stock, which warrants required liability classification because of certain provisions that may have resulted in an adjustment to their exercise price. The warrants expired in June 2013. At the expiration date, the remaining value of the warrants not exercised ($2,000) was reduced to $0. The increase in other income resulting from the decrease in derivative warrant liability was $0 and $294,000 for the three and nine months ended September 30, 2013, respectively.

NOTE 7 INCOME TAX

The Company’s operating subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (“the Income Tax Laws”).

All PRC subsidiaries are subject to income tax at the 25% statutory rate.

He Meida was incorporated in Xizang (Tibet) Autonomous Region and income tax rate is 15%.

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

As of September 30, 2014, the local PRC Tax Bureau is in discussions with the Company to finalize the process of payment for the approximate tax liability of $ 3,186,000. The Company and the PRC Tax Bureau have tentatively agreed that payments on the tax liability will be made by the Company prospectively over the next two to three year period. Beginning January 1, 2014, all net income generated from Ever-Glory HK has been reported as a taxable income at 25% tax rate in PRC.

The PRC’s Enterprise Income Tax Law imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise in PRC to its immediate holding company outside China, such distributions were exempted under the previous income tax law and regulations. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. The foreign invested enterprise became subject to the withholding tax starting from January 1, 2008. Given that the undistributed profits of the Company’s subsidiaries in China are intended to be retained in China for business development and expansion purposes, no withholding tax accrual has been made.

After the tax liability adjustment resulted from the reevaluation of the Company’s tax position (resulting in the company allocating substantially all of the earnings of the Samoan subsidiary to the PRC and reporting such earnings as taxable in the PRC). PRC pre-tax income for the three and nine months ended September 30, 2014 and 2013 was taxable in the following jurisdictions.

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
PRC	$6,782,398	$3,776,280	$17,495,879	$9,324,376
Samoa	-	1,045,157	-	2,507,923
BVI	(42,144)	862	(67,079)	(1,456)
Others	2,459	(4,918)	(7,541)	279,000
	$6,742,713	$4,817,381	$17,421,259	$12,109,843

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three and nine months ended September 30, 2014 and 2013, respectively:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
PRC statutory rate	25.0%	25.0%	25.0%	25.0%
Non-taxable items	-	-	-	(0.8)
Income tax exemption	(2.3)	-	(0.9)	-
Effect of foreign income tax rates	0.2	(5.4)	0.1	(5.2)
Other	0.9	(0.2)	0.9	0.9
Effective income tax rate	23.8%	19.4%	25.1%	19.9%

Income tax expense for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Current	$1,736,690	$1,022,641	$6,952,708	$1,878,213
Deferred	(130,675)	(88,708)	(2,588,019)	533,892
Income tax expense	$1,606,015	$933,933	$4,364,689	$2,412,105

NOTE 8 EARNINGS PER SHARE

The following demonstrates the calculation for earnings per share for the three and nine months ended September 30, 2014 and 2013:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$5,136,698	$3,883,448	$13,056,570	$9,697,738
Weighted average number of common shares –Basic and diluted	14,782,668	14,779,268	14,781,722	14,777,015
Earnings per share –Basic and diluted	$0.35	$0.26	$0.88	$0.66

NOTE 9 STOCKHOLDERS’ EQUITY

On August 19, 2013, the Company issued an aggregate of 3,631 shares of its common stock to three of the Company’s independent directors as compensation for their services in the first and second quarters of 2013. The shares were valued at $2.73 per share, which was the average market price of the common stock for the five days before the grant date.

On August 15, 2014, the Company issued an aggregate of 2,055 shares of its common stock to three of the Company’s independent directors as compensation for their services in the third and fourth quarters of 2013. The shares were valued at $4.91 per share, which was the average market price of the common stock for the five days before the grant date.

On August 15, 2014, the Company issued an aggregate of 798 shares of its common stock to two of the Company’s independent directors as compensation for their services in the first and second quarters of 2014. The shares were valued at $6.22 per share, which was the average market price of the common stock for the five days before the grant date.

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

Other income from Related Parties

Included in other income for the three and nine months ended September 30, 2013 is rent revenue from entities controlled by Mr. Kang under operating lease agreements as follows.  There was no such income in 2014.

	Three months ended	Nine months ended
	September 30, 2013	September 30, 2013
EsCeLav	$3,001	$9,039
Nanjing Eight-One-Five Hi-tech (M&E) Co., Ltd.	4,003	12,053
Total	$7,004	$21,092

Jiangsu Wubijia trading company limited (“Jiangsu Wubijia”) is an entity engaged in high-grade home goods sales and controlled by Mr. Kang. Jiangsu Wubijia sells their home goods on consignment in the Company’s retail stores. During three months ended September 30, 2014, the Company collected $11,175 when Jiangsu Wubijia’s goods were sold and retained $2,219 as a sales commission which is recorded as an other income. At September 30, 2014, $6,531 was payable to Jiangsu Wubijia.

Other expenses due to Related Parties

Included in other expenses for the three and nine months ended September 30, 2014 and 2013 are rent costs due to entities controlled by Mr. Kang under operating lease agreements as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Jiangsu Ever-Glory	$12,717	$12,568	$38,277	$37,845
Kunshan Enjin	10,465	8,247	31,525	25,021
Total	$23,182	$20,815	$69,802	$62,866

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

For the three and nine months ended September 30, 2014 and 2013, the Company purchased raw materials of $730,413, $1,614,483, $911,977, and $1,096,585, respectively, from Nanjing Knitting.

The Company purchased raw materials of $34,509 during the three and nine months ended September 30, 2013, from Jiangsu Ever-Glory.

In addition, the Company sub-contracted certain manufacturing work to related parties totaling $4,692,268 and $6,242,241 for the three months ended September 30, 2014 and 2013, respectively; and $15,382,174 and $15,330,667 for the nine months ended September 30, 2014 and 2013, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Ever-Glory Vietnam	$2,370,471	$2,268,642	$7,335,355	$7,363,429
Ever-Glory Cambodia	1,628,047	3,730,538	4,585,237	6,951,726
Nanjing Ever-Kyowa	405,957	211,501	1,267,927	735,379
Jiangsu Ever-Glory	23,962	29,929	49,246	41,542
Shanghai Weiwen	102,462	-	1,605,247	-
Shanghai Sea to Sky	161,369	-	539,162	-
EsC’eLav	-	1,631	-	5,989
Nanjing Knitting	-	-	-	232,602
Total	$4,692,268	$6,242,241	$15,382,174	$15,330,667

Accounts Payable – Related Parties

The Company purchases raw materials from and subcontracts some of its production to related parties. Accounts payable to related parties at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Nanjing Knitting	$-	$784,777
Nanjing Ever-Kyowa	381,470	261,955
Jiangsu Wubijia	6,531	-
Kunshan enjin	31,512	-
Ever-Glory Vietnam	3,622,820	2,473,271
Ever-Glory Cambodia	148,329	582,453
Shanghai Sea to Sky	539,162	-
Shanghai Weiwen	1,507,807	-
Total	$6,237,631	$4,102,456

Amounts Due From Related Parties

The amounts due from related parties as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
EsC’eLav	$27,690	$12,291
Nanjing Knitting	268,275	-
Nanjing Eight-One-Five Hi-tech (M&E) Co.,Ltd.	20,546	145,206
Jiangsu Ever-Glory	1,748,380	1,738,879
Total	$2,064,891	$1,896,376

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. Because of restrictions on its ability to directly import and export products, the Company had utilized Jiangsu Ever-Glory as its agent to assist the Company with its import and export transactions and its international transportation projects from 2005 through 2011. Import transactions primarily consisted of purchases of raw materials and accessories designated by the Company’s customers for use in garment manufacture. Export transactions consisted of the Company’s sales to foreign markets such as Japan, Europe and the United States. These transactions ceased at end of 2011. During nine months ended September 30, 2014 and 2013, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices. The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at cost for $1.1 million and $72,548 during the nine month period ended September 30, 2014 and 2013, respectively. Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at cost for $19,221 and $0 during the nine months ended September 30, 2014 and 2013, respectively.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of September 30, 2014 and December 31, 2013, Jiangsu Ever-Glory has provided guarantees for approximately $48.72 million (RMB 300 million) and $43.69 million (RMB 269 million) of lines of credit obtained by the Company. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $16.72 million (RMB 103 million) as of September 30, 2014 and December 31, 2013. Mr. Kang has also provided a personal guarantee for $40.3 million (RMB 248 million) and 20.62 million (RMB 127 million) as of September 30, 2014 and December 31, 2013, respectively.

During the nine months ended September 30, 2013, US$4.82 million (RMB30.25 million) was provided to Jiangsu Ever-Glory under the counter-guarantee. US$16.79 million (RMB103 million) was outstanding at December 31, 2013. During nine months ended September 30, 2014, an additional $5.03 million (RMB 31 million) was provided and approximately $3.54 million (RMB21 million) was returned and $1.30 million (RMB 8 million) of interest income was received under the counter-guarantee agreement. As of September 30, 2014, the amount of the counter-guarantee was $18.2 million (RMB 112 million) (the difference represents currency exchange adjustment of $0.12 million), which was 37.3% of the aggregate amount of lines of credit. This amount plus accrued interest of $1.76 million have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. At September 30, 2014 and 2013, the amount classified as a reduction of equity was $19.92 million and $19.08 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. Interest income for the three and nine months ended September 30, 2014 and 2013 was approximately $0.33 million, $0.9 million, $0.27 million and $0.91 million, respectively.

NOTE 11 CONCENTRATIONS AND RISKS

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Based on management’s assessment of the amount of probable credit losses, if any, in existing accounts receivable, management has concluded that no allowance for doubtful accounts is necessary at September 30, 2014 and December 31, 2013. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability.

For the nine-month period ended September 30, 2014, the Company had one wholesale customer that represented approximately 10% of the Company’s revenues, and one customer represented more than 10% of the Company’s revenues for the three-month period ended September 30, 2014. For the nine-month period ended September 30, 2013, the Company had one wholesale customer that represented approximately 10% of the Company’s revenues, and no customer represented more than 10% of the Company’s revenues for the three-month period ended September 30, 2013.

For the Company’s wholesale business during the three and nine months ended September 30, 2014 and 2013, no supplier represented more than 10% of the total raw material purchases.

For the Company’s retail business, no supplier represented more than 10% of raw material purchases during the nine months ended September 30, 2014. During the three months ended September 30, 2014, the Company relied on one suppliers for 11% of purchased raw materials. For the Company’s retail business, no supplier represented 10% of raw material purchases during the nine months ended September 30, 2013. During the three months ended September 30, 2013, the Company relied on two suppliers for 10% and 21% of purchased raw materials, respectively.

For the wholesale business, during the nine months ended September 30, 2014, the Company relied on one manufacturer for 14% of purchased finished goods. During the three months ended September 30, 2014, the Company relied on one manufacturer for 11% of purchased finished goods. For the wholesale business, during the nine months ended September 30, 2013, the Company relied on three manufacturers for 14%, 12% and 12% of purchased finished goods, respectively. During the three months ended September 30, 2013, the Company relied on two manufacturers for 15% and 14% of purchased finished goods, respectively.

For the retail business, during the three and nine months ended September 30, 2014 and 2013, no supplier represented more than 10% of the total purchased finished goods.

The Company’s revenues for the three and nine months ended September 30, 2014 and 2013 were earned in the following geographic areas:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
The People’s Republic of China	$34,637,418	$24,732,196	$62,164,662	$46,379,556
Germany	9,134,418	5,340,945	20,958,370	13,017,509
United Kingdom	6,708,804	13,138,565	18,351,165	20,965,094
Europe-Other	18,316,496	8,648,858	26,833,816	15,751,139
Japan	6,175,302	7,537,032	14,850,015	16,542,420
United States	5,079,986	4,774,081	12,730,466	10,227,881
Total wholesale business	80,052,424	64,171,677	155,888,494	122,883,599
Retail business	59,896,901	42,487,842	175,743,780	121,216,895
Total	$139,949,325	$106,659,519	$331,632,274	$244,100,494

NOTE 12 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)  Wholesale segment

(b)  Retail segment

	Wholesale segment	Retail segment	Total
Nine months ended September 30, 2014
Segment profit or loss:
Net revenue from external customers	$155,888,494	$175,743,780	$331,632,274
Income from operations	$8,302,107	$8,692,420	$16,994,527
Interest income	$866,099	$38,679	$904,778
Interest expense	$1,971,165	$425,123	$2,396,288
Depreciation and amortization	$774,220	$4,555,932	$5,330,152
Income tax expense	$1,902,965	$2,461,724	$4,364,689

Nine months ended September 30, 2013
Segment profit or loss:
Net revenue from external customers	$122,883,599	$121,216,895	$244,100,494
Income from operations	$9,120,617	$3,386,418	$12,507,035
Interest income	$889,693	$20,418	$910,111
Interest expense	$2,105,457	$180,157	$2,285,614
Depreciation and amortization	$733,911	$4,088,272	$4,822,183
Income tax expense	$1,433,686	$978,419	$2,412,105

	Wholesale segment	Retail segment	Total
Three months ended September 30, 2014
Segment profit or loss:
Net revenue from external customers	$80,052,424	$59,896,901	$139,949,325
Income from operations	$4,347,676	$1,976,467	$6,324,143
Interest income	$314,834	$12,197	$327,031
Interest expense	$771,547	$142,933	$914,480
Depreciation and amortization	$258,447	$1,609,577	$1,868,024
Income tax expense	$956,847	$649,168	$1,606,015

Three months ended September 30, 2013
Segment profit or loss:
Net revenue from external customers	$64,171,677	$42,487,842	$106,659,519
Income from operations	$3,780,744	$689,754	$4,470,498
Interest income	$265,498	$6,823	$272,321
Interest expense	$693,361	$64,029	$757,390
Depreciation and amortization	$211,898	$875,696	$1,087,594
Income tax expense	$604,852	$329,081	$933,933

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months  ended September 30, 2014 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We are a leading apparel supply-chain manager and retailer in China. We are listed on NYSE MKT (previously NYSE Amex) under the symbol of “EVK”.

We classify our businesses into two segments: Wholesale and Retail. Our wholesale business consists of wholesale-channel sales made principally to famous brands, and department stores located throughout Europe, the U.S., Japan and the People’s Republic of China (“PRC”). We focus on well-known, middle-to-high grade casual wear, sportswear, and outerwear brands. Our retail business consists of retail-channel sales directly to consumers through retail stores located throughout the PRC as well as sales via online stores at Tmall, Dangdang mall and Jindong mall.

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

Wholesale Business

We conduct our original design manufacturing (“ODM”) operations through six wholly-owned subsidiaries which are located in the Nanjing Jiangning Economic and Technological Development Zone and Shang Fang Town in the Jiangning District in Nanjing, China, and Chuzhou, Anhui, China: Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”), Goldenway Nanjing Garments Company Limited (“Goldenway”), Nanjing New-Tailun Garments Company Limited (“New Tailun”), Nanjing Catch-Luck Garments Co., Ltd. (“Catch-Luck”) , Chuzhou Huirui Garments Co., Ltd. (“Huirui) and Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”). We also have ODM operations through our wholly-owned subsidiary located in Samoa: Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”).

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

The primary business objective for our wholesale segment is to expand our portfolio into higher-class brands, expand our customer base and improve our profit. We believe that our growth opportunities and continued investment initiatives include:

●	Expand our global sourcing network

●	Expand our overseas low-cost manufacturing base (outside of mainland China);

●	Focus on high value-added products and continue our strategy to produce mid to high end apparel;

●	Continue to emphasize on product design and technology utilization;

●	Seek strategic acquisitions of international distributors that could enhance global sales and our distribution network; and

●	Maintain stable revenue increases in the markets while shifting focus to higher margin wholesale markets such as mainland China.

Retail Business

The business objective for our retail segment is to develop LA GO GO as a leading brand of women’s apparel while develop other self-owned brands and to build a nationwide retail network in China. As of September 30, 2014, we have 1,137 stores (including store-in-stores) which include 232 stores that were opened and 55 stores that were closed during the nine months ended September 30, 2014.

On June 26, 2014, Shanghai LA GO GO entered into a contract with Shanghai Yiduo Fashion Company Limited (“Shanghai Yiduo”) to acquire 78% of the shares of Shanghai Yiduo for $0.75 million (RMB4.6 million) from unrelated third parties. Shanghai Yiduo operates design and development of women’s apparel for Mecox Lane, one of China’s leading online platforms for apparel accessories. The purchase price is shall be paid as follows.

Payment Date	Amount
Before July 8, 2014	$0.45 million
Before September 28, 2014	0.22 million
Within 10 days after Shanghai Yiduo collects all the accounts receivable from Mecox Lane	0.08 million
TOTAL	0.75 million

The first $0.45 million and the second 0.22 installments were paid by the Company to Shanghai Yiduo in July and October 2014, respectively, and were financed by working capital. The completion of the acquisition is subject to the company’s final due diligence and Shanghai Yiduo’s ability to collect certain account receivables. In the event Shanghai Yiduo is not able to collect the account receivables in accordance with the contract, the Company may either reduce the purchase price or terminate the contract and get back the entire paid installment payment.  Management of the Company believes that the acquisition will improve the Company’s design and product development ability.

We believe that our growth opportunities and continued investment initiatives include:

●	Build the LA GO GO brand to be recognized as a major player in the mid-end women’s apparel market in China;

●	Expand the LA GO GO retail network throughout China;

●	Improve the LA GO GO retail stores’ efficiency and increase same-store sales;

●	Continue to launch LA GO GO flagship stores in Tier-1 Cities and increase penetration and coverage in Tier-2 and Tier-3 Cities; and

●	Become a multi-brand operator by seeking opportunities for long-term cooperation with reputable international brands and by facilitating international brands entry into the Chinese market.

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

Results of Operations for the three months ended September 30, 2014 and 2013

The following table summarizes our results of operations for the three months ended September 30, 2014 and 2013. The table and the discussion below should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended September 30,
	2014		2013
	(in U.S. Dollars, except for percentages)
Sales	$139,949,325	100.0%	$106,659,519	100.0%
Gross Profit	$33,830,455	24.2%	$25,404,831	23.8%
Operating Expense	$27,506,312	19.7%	$20,934,333	19.6%
Income From Operations	$6,324,143	4.5%	$4,470,498	4.2%
Other Income	$418,570	0.3%	$346,883	0.3%
Income tax expense	$1,606,015	1.1%	$933,933	0.9%
Net Income	$5,136,698	3.7%	$3,883,448	3.6%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended September 30, 2014 and 2013.

	2014	% of total sales	2013	% of total sales	Change in 2014 Compared with 2013
Wholesale business
The People’s Republic of China	$34,637,418	24.7%	$24,732,196	23.2%	40%
Germany	9,134,418	6.5	5,340,945	5.0	71
United States	5,079,986	3.6	4,774,081	4.5	6.4
Europe-Other	18,316,496	13.1	8,648,858	8.1	111.8
Japan	6,175,302	4.4	7,537,032	7.1	(18.1)
United Kingdom	6,708,804	4.8	13,138,565	12.3	(48.9)
Total wholesale business	80,052,424	57.2	64,171,677	60.2	24.7
Retail business	59,896,901	42.8	42,487,842	39.8	41
Total	$139,949,325	100.0%	$106,659,519	100.0%	31.2%

Sales for the three months ended September 30, 2014 were $139.9 million, an increase of 31.2% from the three months ended September 30, 2013. This increase was primarily attributable to a 41% increased sales in our retail business and a 24.7% increased sales in our wholesale business.

Sales generated from our wholesale business contributed 57.2% or $80.1 million of our total sales for the three months ended September 30, 2014, an increase of 24.7% compared to $64.2 million in the three months ended September 30, 2013. This increase was primarily attributable to increased sales in P.R.C, Germany, the United States and Europe-Other.

Sales generated from our retail business contributed 42.8% or $59.9 million of our total sales for the three months ended September 30, 2014, an increase of 41.0% compared to 39.8% or $42.5 million in the three months ended September 30, 2013. This increase was primarily due to the increase in same store sales and new stores opened. We had 1,137 retail stores as of September 30, 2014, compared to 904 retail stores at September 30, 2013.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of sales includes the direct raw material cost, direct labor cost, outsourced production cost and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of sales excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended September 30, 2014 and 2013.

	Three months ended September 30,				Growth
	2014		2013		In 2014
	(in U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$80,052,424	100.0%	$64,171,677	100.0%	24.7%
Raw Materials	38,797,201	48.5	31,856,806	49.7	21.8
Labor	1,166,874	1.5	1,280,475	2.0	(8.9)
Outsourced Production Costs	27,783,015	34.7	19,891,715	31.0	39.7
Other and Overhead	143,284	0.2	144,259	0.2	(0.7)
Total Cost of Sales for Wholesale	67,890,374	84.8	53,173,255	82.9	27.7
Gross Profit for Wholesale	12,162,050	15.2	10,998,422	17.1	10.6
Net Sales for Retail	59,896,901	100.0	42,487,842	100.0	41.0
Production Costs	19,061,532	31.8	14,573,778	34.3	30.8
Rent	19,166,964	32.0	13,507,655	31.8	41.9
Total Cost of Sales for Retail	38,228,496	63.8	28,081,433	66.1	36.1
Gross Profit for Retail	21,668,405	36.2	14,406,409	33.9	50.4
Total Cost of Sales	106,118,870	75.8	81,254,688	76.2	30.6
Gross Profit	$33,830,455	24.2%	$25,404,831	23.8%	33.2%

Raw material costs for our wholesale business were 48.5% of our total wholesale business sales in the three months ended September 30, 2014, a slight decrease compared to 49.7% in the three months ended September 30, 2013.  The decrease was mainly due to decreased raw materials prices.

Labor costs for our wholesale business were 1.5% of our total wholesale business sales in the three months ended September 30, 2014, compared to 2.0% in the three months ended September 30, 2013. The decrease was mainly due to the fact that we outsourced most of the new orders in 2014.

Outsourced manufacturing costs for our wholesale business were 34.7% of our total wholesale business sales in the three months ended September 30, 2014, compared to 31.0% in the three months ended September 30, 2013. This increase was primarily attributable to increased average salaries of the employees in our outsourced manufacturing factories.

Overhead and other expenses for our wholesale business accounted for 0.2% of our total wholesale business sales for the three months ended September 30, 2014, compared to 0.2% of total sales for the three months ended September 30, 2013.

Gross profit in our wholesale business for the three months ended September 30, 2014 was $12.2 million and gross margin was 15.2%. Gross profit in our wholesale business for the three months ended September 30, 2013 was $11.0 million and gross margin was 17.1%. The decrease in gross margin by 1.9% was primarily due to increased outsourced manufacturing costs.

Production costs for our retail business were $19.1 million during the three months ended September 30, 2014 compared to $14.6 million during the three months ended September 30, 2013. As a percentage of retail sales, retail production costs accounted for 31.8% of our total retail sales in the three months ended September 30, 2014, compared to 34.3% of total retail sales in the three months ended September 30, 2013.  The decrease was due to our procurement cost controlling in the three months ended September 30, 2014 being better than the same period of the prior year.

Rent costs for our retail business were $19.2 million for the three months ended September 30, 2014 compared to $13.5 million for the three months ended September 30, 2013. As a percentage of sales, rent costs accounted for 32.0% of our total retail sales for the three months ended September 30, 2014, compared to 31.8% of total retail sales for the three months ended September 30, 2013.

Gross profit in our retail business for the three months ended September 30, 2014 was $21.7 million and gross margin was 36.2%. Gross profit in our retail business for the three months ended September 30, 2013 was $14.4 million and gross margin was 33.9%. The increase in gross margin by 2.3% was primarily due to the decreased production costs.

Total cost of sales for the three months ended September 30, 2014 was $106.1 million, compared to $81.3 million for the three months ended September 30, 2013, an increase of 30.6%. As a percentage of total sales, cost of sales decreased to 75.8% of total sales for the three months ended September 30, 2014, compared to 76.2% of total sales for the three months ended September 30, 2013. Consequently, gross margin increased to 24.2% for the three months ended September 30, 2014 from 23.8% for the three months ended September 30, 2013

Selling, General and Administrative Expenses

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

	Three Months Ended September 30,				Increase
	2014		2013		(decrease)
	(in U.S. Dollars, except for percentages)
Gross Profit	$33,830,455	24.2%	$25,404,831	23.8%	33.2%
Operating Expenses:
Selling Expenses	17,806,645	12.7%	14,249,753	13.3%	25.0
General and Administrative Expenses	9,699,667	6.9%	6,684,580	6.3%	45.1
Total	27,506,312	19.7%	20,934,333	19.6%	31.4
Income from Operations	$6,324,143	4.5%	$4,470,498	4.2%	41.5%

Selling expenses increased 25.0% to $17.8 million for the three months ended September 30, 2014 from $14.2 million for the three months ended September 30, 2013. The increase was attributable to the increased number of retail employees and increased average salaries, as well as increased store decoration and marketing expenses associated with the promotion of the retail brand. As a percentage of total sales, selling expenses decreased to 12.7% of total sales for the three months ended September 30, 2014, compared to 13.3% of total sales for the three months ended September 30,2013. The decrease was attributable to the increased sales.

General and administrative expenses increased 45.1% to $9.7 million for the three months ended September 30, 2014 from $6.7 million for the three months ended September 30, 2013. As a percentage of total sales, general and administrative expenses increased to 6.9% of total sales for the three months ended September 30, 2014, compared to 6.3% of total sales for the three months ended September 30, 2013. The increase was attributable to an increase in the number of wholesale and retail management personnel in line with the increase in revenue.

Income from Operations

Income from operations increased 41.5% to $6.3 million for the three months ended September 30, 2014 from $4.5 million for the three months ended September 30, 2013.  As a percentage of sales, income from operations accounted for 4.5% of our total sales for the three months ended September 30, 2014, an increase of 0.3% compared to the three months ended September 30, 2013 as a result of increased gross profit.

Interest Expense

Interest expense was $0.91 million for the three months ended September 30, 2014, an increase of 20.7% compared to the same period in 2013. The increase was due to the increased bank loans as a result of our business expansion.

Income Tax Expenses

Income tax expense for the three months ended September 30, 2014 was $1.6 million, an increase of 72% compared to the same period of 2013. The increase was primarily due to increased profits of LA GO GO.

Our PRC subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws. Each of our consolidated entities files its own separate income tax return.

All PRC subsidiaries are subject to the 25% income tax rate.

He Meida was incorporated in Xizang (Tibet) Autonomous Region and income tax rate is 15%.

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

Ever-Glory International Group Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes through September 30, 2014. The net operating loss carry forwards for United States income taxes may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2031. Management believes that the realization of the benefits from these losses is uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero.

Net Income

Net income for the three months ended September 30, 2014 was $5.1 million, an increase of 32.3% compared to the same period in 2013. Our basic and diluted earnings per share were $0.35 and $0.26 for the three months ended September 30, 2014 and 2013, respectively.

Results of Operations for the nine months ended September 30, 2014 and 2013

The following table summarizes our results of operations for the nine months ended September 30, 2014 and 2013. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Nine Months Ended September 30,
	2014		2013
	(in U.S. Dollars, except for percentages)
Sales	$331,632,274	100.0%	$244,100,494	100.0%
Gross Profit	$88,961,203	26.8%	$65,176,322	26.7%
Operating Expense	$71,966,676	21.7%	$52,669,287	21.6%
Income From Operations	$16,994,527	5.1%	$12,507,035	5.1%
Other Income (Expenses)	$426,732	0.1%	$(397,192)	(0.1)%
Income tax expense	$4,364,689	1.3%	$2,412,105	1.0%
Net Income	$13,056,570	3.9%	$9,697,738	4.0%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the nine months ended September 30, 2014 and 2013.

	2014	% of total sales	2013	% of total sales	Change In 2013
Wholesale business
The People’s Republic of China	$62,164,662	18.7%	$46,379,556	19.0%	34%
Germany	20,958,370	6.3	13,017,509	5.3	61
United Kingdom	18,351,165	5.5	20,965,094	8.6	(12.5)
Europe-Other	26,833,816	8.1	15,751,139	6.4	70.4
Japan	14,850,015	4.5	16,542,420	6.8	(10.2)
United States	12,730,466	3.8	10,227,881	4.2	24.5
Total wholesale business	155,888,494	47.0	122,883,599	50.3	26.9
Retail business	175,743,780	53.0	121,216,895	49.7	45
Total	$331,632,274	100.0%	$244,100,494	100.0%	35.9%

Sales for the nine months ended September 30, 2014 were $331.6 million, an increase of 35.9% from the nine months ended September 30, 2013. This increase was primarily attributable to increased sales in our retail business as well as our wholesale business.

Sales generated from our wholesale business contributed 47.0% or $155.9 million of our total sales for the nine months ended September 30, 2014, an increase of 26.9% compared to $122.9 million in the nine months ended September 30, 2013. This increase was primarily attributable to increased sales orders in the United States, Germany, Europe-Other and the People’s Republic of China.

Sales generated from our retail business contributed 53% or $175.7 million of our total sales for the nine months ended September 30, 2014, an increase of 45.0% compared to 49.7% or $121.2 million in the nine months ended September 30, 2013. This increase was primarily due to the increase in same store sales and new stores opened. We had 1,137 retail stores as of September 30, 2014, compared to 904 retail stores at September 30, 2013.

Total retail store square footage and sales per square foot for the nine months ended September 30, 2014 and 2013 are as follows:

	2014	2013
Total store square footage	1,024,461	836,023
Number of stores	1,137	904
Average store size, square feet	901	925
Total store sales	$175,743,780	$121,216,895
Sales per square foot	$172	$145

Same store sales and newly opened store sales for the nine months ended September 30, 2014 and 2013 are as follows:

	2014	2013
Sales from stores open a full year	$110,755,239	$87,912,225
Newly opened store sales	62,960,174	27,617,747
Other*	2,028,367	5,686,923
Total	$175,743,780	$121,216,895

*Primarily sales from stores that were closed in the current reporting period.

We remodeled or relocated 166 stores in 2014. Remodels and relocations typically drive incremental same-store sales growth. A relocation typically results in an improved, more visible and accessible location, and usually includes increased square footage. We believe we will continue to have opportunities for additional remodels and relocations beyond 2014.  Same-store sales are calculated based upon stores that were open at least 12 full fiscal months in each reporting period and remain open at the end of each reporting period.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of sales includes the direct raw material cost, direct labor cost, outsourced production cost and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of sales excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the nine months ended September 30, 2014 and 2013.

	Nine months ended September 30,				Growth (Decrease)
	2014		2013		In 2014
	(in U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$155,888,494	100.0%	$122,883,599	100.0%	26.9%
Raw Materials	74,850,158	48.0	57,897,989	47.1	29.3
Labor	3,578,613	2.3	3,568,137	2.9	0.3
Outsourced Production Costs	50,197,019	32.2	36,787,939	29.9	36.4
Other and Overhead	422,524	0.3	415,772	0.4	1.6
Total Cost of Sales for Wholesale	129,048,314	82.8	98,669,837	80.3	30.8
Gross Profit for Wholesale	26,840,179	17.2	24,213,762	19.7	10.8
Net Sales for Retail	175,743,780	100.0	121,216,895	100.0	45.0
Production Costs	52,897,412	30.1	39,086,444	32.2	35.3
Rent	60,725,343	34.6	41,167,891	34.0	47.5
Total Cost of Sales for Retail	113,622,755	64.7	80,254,335	66.2	41.6
Gross Profit for Retail	62,121,025	35.3	40,962,560	33.8	51.7
Total Cost of Sales	242,671,070	73.2	178,924,172	73.3	35.6
Gross Profit	$88,961,203	26.8%	$65,176,322	26.7%	36.5%

Raw material costs for our wholesale business were 48.0% of our total wholesale business sales in the nine months ended September 30, 2014, a slight increase compared to 47.1% in the nine months ended September 30, 2013.

Labor costs for our wholesale business were 2.3% of our total wholesale business sales in the nine months ended September 30, 2014, compared to 2.9% in the nine months ended September 30, 2013. The marginal decrease was mainly due to the fact that we outsourced most of the new orders in 2014.

Outsourced manufacturing costs for our wholesale business were 32.2% of our total sales in the nine months ended September 30, 2014 compared to 29.9% in the nine months ended September 30, 2013. This increase was primarily attributable to increased average salaries of the employees in our outsourced manufacturing factories.

Overhead and other expenses for our wholesale business accounted for 0.3% of our total wholesale business sales for the nine months ended September 30, 2014, compared to 0.4% of total sales for the nine months ended September 30, 2013.

Gross profit in our wholesale business for the nine months ended September 30, 2014 was $26.8 million and gross margin was 17.2%. Gross profit in our wholesale business for the nine months ended September 30, 2013 was $24.2 million and gross margin was 19.7%. The decrease in gross margin by 2.5% was primarily due to increased outsourced manufacturing costs.

Production costs for our retail business were $52.9 million during the nine months ended September 30, 2014 versus $39.1 million during the nine months ended September 30, 2013. As a percentage of retail sales, retail production costs accounted for 30.1% of our total retail sales in the Nine months ended September 30, 2014, compared to 32.2% of total retail sales in the Nine months ended September 30, 2013. The decrease was due to our procurement cost controlling in the nine months ended September 30, 2014 being better than the same period of the prior year.

Rent costs for our retail business were $60.7 million or 34.6% of our total retail sales during the nine months ended September 30, 2014 versus $41.2 million or 34.0% during the nine months ended September 30, 2013. Total rent costs increased as a result of the increase in the number of our stores.

Gross profit in our retail business for the nine months ended September 30, 2014 was $62.1 million and gross margin was 35.3%. Gross profit in our retail business for the nine months ended September 30, 2013 was $41.0 million and gross margin was 33.8%. The gross profit increased 51.7% was primarily due to increase in same store sales and new store opened.

Total cost of sales for the nine months ended September 30, 2014 was $242.7 million, an increase of 35.6% compared to the nine months ended September 30, 2013. As a percentage of total sales, our cost of sales decreased to 73.2% of sales for the nine months ended September 30, 2014, compared to 73.3% for the nine months ended September 30, 2013. Consequently, gross margin increased to 26.8% for the nine months ended September 30, 2014 from 26.7% for the nine months ended September 30, 2013.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. For our wholesale business, purchases from our five largest suppliers represented approximately 15.4% and 18.9% of raw material purchases for the nine months ended September 30, 2014 and 2013, respectively. No one supplier provided more than 10% of our raw material purchases for the nine months ended September 30, 2014 and 2013. For our retail business, purchases from our five largest suppliers represented approximately 25.9% and 34.4% of raw material purchases for the nine months ended September 30, 2014 and 2013, respectively. No one supplier provided more than 10% of our raw material purchases for the nine months ended September 30, 2014 and 2013. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

We also purchase finished goods from contract manufacturers. For our wholesale business, purchases from our five largest contract manufacturers represented approximately 41.9% and 46.7% of finished goods purchases for the nine months ended September 30, 2014 and 2013, respectively. One contract manufacturer provided approximately 14.1% of our finished goods purchases for the nine months ended September 30, 2014. Three contract manufacturers provided approximately 14.0%, 12.3% and 11.6% of our finished goods purchases for the nine months ended September 30, 2013. For our retail business, our five largest contract manufacturers represented approximately 18.0% and 15.3% of finished goods purchases for the nine months ended September 30, 2014 and 2013, respectively. No contract manufacturer provided more than 10% of our retail finished goods purchases for the nine months ended September 30, 2014 and 2013. We have not experienced difficulty in obtaining finished products from our contract manufacturers and we believe we maintain good relationships with our contract manufacturers.

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

	Nine months ended September 30,				Increase
	2014		2013		(decrease)
	(in U.S. Dollars, except for percentages)
Gross Profit	$88,961,203	26.8%	$65,176,322	26.7%	36.5%
Operating Expenses:
Selling Expenses	48,332,603	14.6	35,999,155	14.8	34.3
General and Administrative Expenses	23,634,073	7.1	16,670,132	6.8	41.8
Total	71,966,676	21.7	52,669,287	21.6	36.6
Income from Operations	$16,994,527	5.1%	$12,507,035	5.1%	35.9%

Selling expenses were $48.3 million in the nine months ended September 30, 2014, an increase of 34.3% or $12.0 million compared to the nine months ended September 30, 2013. The increase was attributable to an increase in salaries and the number of retail staff, as well as increased decoration and marketing expenses associated with the promotion of LA GO GO. As a percentage of total sales, selling expenses decreased to 14.6% of total sales for the nine months ended September 30, 2014, compared to 14.8% of total sales for the nine months ended September 30, 2013. The decrease was attributable to increased in sales.

General and administrative expenses were $23.6 million in the nine months ended September 30, 2014. an increase of 41.8% compared to the nine months ended September 30, 2013. As a percentage of total sales, general and administrative expenses increased to 7.1% of total sales for the nine months ended September 30, 2014, compared to 6.8% of total sales for the nine months ended September 30, 2013. The increase was attributable to an increase in the number of wholesale and retail management personnel.

Income from Operations

Income from operations increased 35.9% to $17.0 million for the nine months ended September 30, 2014 from $12.5 million for the nine months ended September 30, 2013.

Interest Expense

Interest expense was $2.4 million for the nine months ended September 30, 2014, an increase of 4.8% compared to the same period in 2013.

Change in fair value of derivative liability

Change in fair value of derivative liability was a gain of $0.29 million, based on the Binnomial Lattice model, for the six months ended June 30, 2013. This related to outstanding warrants, which expired in June 2013 (described in Note 6 to the financial statements). There were no outstanding warrants classified as a derivative liability in 2014.

Income Tax Expenses

Income tax expense for the nine months ended September 30, 2014 was $4.4 million, an increase of 81.0% compared to the same period of 2013.

Net Income

Net income for the nine months ended September 30, 2014 was $13.1 million, an increase of 34.6% compared to the same period in 2013. Our diluted earnings per share were $0.88 and $0.66 for the nine months ended September 30, 2014 and 2013, respectively.

Summary of Cash Flows

Net cash provided by operating activities was $0.6 million for the nine months ended September 30, 2014, compared with net cash used in operating activities of $0.6 million during the nine months ended September 30, 2013. The increase was mainly due to increased net income.

Net cash used in investing activities was $8.2 million for the nine months ended September 30, 2014, compared with $6.7 million during the nine months ended September 30, 2013. The increase was mainly due to purchases of equipment and land use right.

Net cash used in financing activities was $4.1 million for the nine months ended September 30, 2014, compared with net cash provided by financing activities of $9.2 million during the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we repaid $97.5 million of bank loans and received bank loan proceeds of $93.6 million. Also, under the counter-guarantee agreement, we advanced $5.0 million to the related party and received $4.8 million from the related party during the nine months ended September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents of $16.0 million, other current assets of $220.5 million and current liabilities of $175.4 million. We presently finance our operations primarily from cash flows from operations and bank loans and we anticipate that these will continue to be our primary sources of funds to finance our short-term cash needs.

Bank Loans

On January 29, 2014, Ever-Glory Apparel entered into a line of credit agreement for approximately $8.44 million (RMB52 million) with the Bank of Communications and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among the Company, Jiangsu Ever-Glory, Nanjing Knitting and the bank. Jiangsu Ever-Glory is an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. As of September 30, 2014, Ever-Glory Apparel had borrowed $4.06 million (RMB25 million) with an annual interest rate of 6.9% and due on March 2015. Ever-Glory Apparel had also borrowed $4.02 million from the Bank of Communications with an annual interest rates ranging from 3.82% to 3.83% and due on various dates from October 2014 to March 2015, and collateralized by approximately $5.01 million of accounts receivable from wholesale customers. At September 30, 2014, approximately $0.36 million was unused and available under this line of credit.

On July 16, 2013, LA GO GO entered into a line of credit agreement for approximately $5.36 million (RMB33 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory and Mr. Kang. As of September 30, 2014, LA GO GO had borrowed $4.87 million (RMB30 million) from the Bank of Communications with an annual interest rates ranging from 6.6% to 6.62% and due on various dates from June to August 2015. As September 30, 2014, approximately $0.49 million was unused and available under this line of credit.

On January 1, 2014, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $6.50 million (RMB40 million). These loans are collateralized by the Company’s property and equipment. As of September 30, 2014, Goldenway had borrowed $6.50 million (RMB40 million) under this line of credit with an annual interest rate of 6.24% and due on various dates from March to April 2015.

On January 1, 2014, Ever-Glory Apparel entered into a line of credit agreement for approximately $6.50 million (RMB40 million) with Industrial and Commercial Bank of China and guaranteed by Goldenway. As of September 30, 2014, Ever-Glory Apparel had borrowed $4.79 million (RMB 29.5 million) under this line of credit with an annual interest rate of 7.28% and due on various dates from November to December 2014. Ever-Glory Apparel had also borrowed $0.68 million from Industrial and Commercial Bank of China with annual interest rate of 1.32% and due on October 2014, and collateralized by approximately $1.65 million of accounts receivable from wholesale customers. At September 30, 2014, approximately $1.03 million was unused and available under this line of credit.

On July 29, 2011, Ever-Glory Apparel and Perfect Dream collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $7.0 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of September 30, 2014, Ever-Glory Apparel had borrowed $2.35 million from HSBC with an annual interest rate of 5.88%, due on various dates from October to December 2014, and collateralized by approximately $8.9 million of accounts receivable from wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. At September 30, 2014, approximately $4.65 million was unused and available under this line of credit.

As of September 30, 2014, Ever-Glory HK had borrowed $5.39 million from Hongkong Branch of HSBC, with annual interest of 4.56% and due on various dates from October 2014 to March 2015, and collateralized by approximately $6.1 million of accounts receivable from wholesale customers.

On June 14, 2013, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $8.12 million (RMB50 million). These loans are guaranteed by Jiangsu Ever-Glory and Mr. Kang. These loans are also collateralized by the Company’s property and equipment. At September 30, 2014, approximately $8.12 million was unused and available under this line of credit.

On June 14, 2013 and renewed on July 6, 2014, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.74 million (RMB60 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of September 30, 2014, Ever-Glory Apparel had borrowed $4.25 million from Nanjing Bank with annual interest rate of 3.1% and due on various dates from October to November 2014, and collateralized by approximately $5.31 million of accounts receivable from wholesale customers. At September 30, 2014, approximately $5.49 million was unused and available under this line of credit.

On April 10, 2013, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.25 million (RMB20 million). The line of credit is guaranteed by Mr. Kang. As of September 30, 2014, LA GO GO had borrowed $2.44 million (RMB15 million) under this line of credit with an annual interest rate of 6.16% and due on various dates from October 2014 to January 2015. At September 30, 2014, approximately $0.81 million (RMB5 million) was unused and available under this line of credit. Approximately $1.62 million was repaid subsequent to September 30, 2014.

As of September 30, 2014, Ever-Glory Apparel had borrowed $4.83 million from Ping An Bank, with annual interest rate ranging from 4.0% to 6.14% and due on various dates from October to December 2014, and collateralized by approximately $5.36 million of accounts receivable from wholesale customers. Approximately $2.37 million was repaid subsequent to September 30, 2014.

On September 1, 2013, Ever-Glory Apparel entered into a line of credit agreement for approximately $11.37 million (RMB70 million) with Everbright Bank, and collateralized by assets of Jiangsu Ever-Glory, This loan is also guaranteed by Goldenway and Mr. Kang. As of September 30, 2014, Ever-Glory Apparel had borrowed $3.25 million (RMB20.0 million) from Everbright Bank, with an annual interest rate of 6.3% and due in October 2014. At September 30, 2014, approximately $8.12 million was unused and available under this line of credit. Approximately $3.25 million was repaid subsequent to September 30, 2014.

As of September 30, 2014, LA GO GO had borrowed $1.62 million (RMB 10 million) from China Minsheng Bank, with annual interest rate of 6.3% and due in August 2015. This loan is guaranteed by Ever-Glory Apparel and Mr. Kang.

On November 11, 2013, Ever-Glory Apparel entered into a line of credit agreement for approximately $5.68 million (RMB35 million) with the Bank of China and guaranteed by Jiangsu Ever-Glory and Mr. Kang. As of September 30, 2014, approximately $5.68 million was unused and available.

All bank loans are used to fund our daily operations.

Amounts due from related party

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of September 30, 2014 and December 31, 2013, Jiangsu Ever-Glory has provided guarantees for approximately $48.72 million (RMB 300 million) and $43.69 million (RMB 269 million) of lines of credit obtained by the Company. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $16.72 million (RMB 103 million) as of September 30, 2014 and December 31, 2013. Mr. Kang has also provided a personal guarantee for $40.3 million (RMB 248 million) and 20.62 million (RMB 127 million) as of September 30, 2014 and December 31, 2013, respectively.

During the nine months ended September 30, 2013, US$4.82 million (RMB30.25 million) was provided to Jiangsu Ever-Glory under the counter-guarantee. US$16.79 million (RMB103 million) was outstanding at December 31, 2013. During nine months ended September 30, 2014, an additional $5.03 million (RMB 31 million) was provided and approximately $3.54 million (RMB21 million) was returned and $1.30 million (RMB 8 million) of interest income was received under the counter-guarantee agreement. As of September 30, 2014, the amount of the counter-guarantee was $18.2 million (RMB 112 million) (the difference represents currency exchange adjustment of $0.12 million), which was 37.3% of the aggregate amount of lines of credit. This amount plus accrued interest of $1.76 million have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G.

Capital Commitments

We have a continuing program for improving our manufacturing facilities and increasing our retail stores. We anticipate that cash flows from operations and borrowings from banks will be adequate to pay for these capital commitments.

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

As of September 30, 2014, we had access to $71.96 million in lines of credit, of which $34.75 million was unused and is currently available. These credit facilities do not include any covenants.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in United States (U.S.) dollars. During 2003 and 2004 the exchange rate of RMB to the U.S. dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the U.S. dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of September 30, 2014, the foreign exchange rate had increased to 6.16 RMB to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future, and we will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel, Tai Xin, Ya Lan, He Meida, Shanghai LA GO GO, Jiangsu LA GO GO and Tianjin LA GO GO (whose functional currency is the RMB) are translated into US dollars using the current rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expense items are translated at the average exchange rate for the period. The foreign currency translation gain (loss) for the three and nine months ended September 30, 2014 and 2013 was ($121,307), ($464,689), $670,518 and $1,828,910, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, bank loans and long-term obligations. We consider investments in highly-liquid instruments purchased with a remaining maturity of 90 days or less from the date of purchase to be cash equivalents.

Interest Rates: Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. On September 30, 2014, we had $16.0 million in cash and cash equivalents. A hypothetical 5% increase or decrease in either the short term or long term interest rates would not have any material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates: We pay our suppliers and employees in Chinese RMB, however, most of our wholesale customers are located in the U.S., Japan and Europe and we generate sales from them in U.S. Dollars, Euros and British Pounds. Accordingly, our business has substantial exposure to changes in exchange rates between and among the Chinese RMB, the U.S. Dollar, the Euro and the British Pound. In the last decade, the RMB has been pegged at 8.26 RMB to one U.S. Dollar. On July 21, 2005 it was revalued to 8.09 per U.S. Dollar. Following the removal of the peg to the U.S. Dollar and pressure from the United States, the People’s Bank of China also announced that the RMB would be pegged to a basket of foreign currencies, rather than being strictly tied to the U.S. Dollar, and would be allowed to float trade within a narrow 0.3% daily band against this basket of currencies. The PRC government has stated that the basket is dominated by the U.S. Dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British Pound, Thai Baht, Russian Ruble, Australian Dollar, Canadian Dollar and Singapore Dollar. There can be no assurance that the relationship between the RMB and these currencies will remain stable over time, especially in light of the significant political pressure on the Chinese government to permit the free flotation of the RMB, which could result in greater and more frequent fluctuations in the exchange rate between the RMB, the U.S. Dollar and the Euro. On September 30, 2014, the exchange rate between the RMB and U.S. Dollar was 6.16 RMB to one U.S. Dollar. For additional discussion regarding our foreign currency risk, see the section titled Risk Factors in the Annual Report on Form 10-K for fiscal year ended on December 31, 2013. Fluctuation in the value of Chinese RMB relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.

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

Evaluation of Disclosure Controls and Procedures. As of  September 30, 2014, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of September 30, 2014. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9 of our annual report for fiscal year ended December 31, 2013.  As of September 30, 2014, we had not completed the remediation of these material weaknesses.

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

Changes in Internal Control over Financial Reporting

Our management has worked, and will continue to work to improve our internal controls over financial reporting. During the three months ended September 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

November 13, 2014	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jiansong Wang
Jiansong Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

