Form 10-K
period 2014-12-31
Ever-Glory International Group, Inc.
filed 2015-03-31
CIK 943184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

86-25-52096875

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class registered:	Name of each exchange on which registered:
Common Stock	NASDAQ Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of June 30, 2014, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $23 million based on the closing price of $6.08 for the registrant’s common stock as reported on the NYSE MKT LLC.

As of March 20, 2015, there were 14,784,094 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EVER-GLORY INTERNATIONAL GROUP, INC.

FORM 10-K

For the Year Ended December 31, 2014

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

i

PART I

Item 1. BUSINESS

Overview and Corporate History

Ever-Glory International Group, Inc., sometimes referred to in this report as “Ever-Glory”, the “Company”, “we”, or “us”, through its subsidiaries, is a retailer of branded fashion apparel and a leading global apparel supply chain solution provider. Ever-Glory offers apparel to woman under its own brands "LA GO GO", "Velwin" and "Sea To Sky" and currently operates over 1,200 retail locations in China. Ever-Glory is also a leading global apparel supply chain solution provider with a focus on middle-to-high end casual wear, outerwear, and sportswear brands. Ever-Glory services a number of well-known brands and retail stores by providing a complete set of services of supply chain management on fabric development and design, sampling, sourcing, quality control, manufacturing, logistics, customs clearance and distribution etc.

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

On August 27, 2007, Perfect Dream acquired Nanjing Catch-Luck Garments Co, Ltd. (“Catch-Luck”), which further expanded our production capacity. Catch-Luck is primarily engaged in the manufacturing and sale of garments in China.

Shanghai La Go Go Fashion Company Limited (“LA GO GO”), a joint venture of Goldenway and Shanghai La Chapelle Garment and Accessories Company Limited (“La Chapelle”), was incorporated in the PRC on January 24, 2008.   Goldenway invested approximately $0.8 million (approximately RMB 6.0 million) in cash, and La Chapelle invested approximately $0.6 million (RMB 4.0 million) in cash, for a 60% and 40% ownership interest, respectively, in LA GO GO.  In connection with the formation of LA GO GO, Goldenway made a strategic investment in La Chapelle by acquiring a 10% equity in La Chapelle with a cash payment of RMB 10 million (approximately USD$1.35 million). The business objective of the joint venture is to establish and create a leading brand of ladies’ garments for the mainland Chinese market.  On March 23, 2009, Goldenway transferred all of its ownership interest in LA GO GO to Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”), a wholly-owned subsidiary of Goldenway. On April 23, 2010, Ever-Glory Apparel acquired the 40% non-controlling interest in LA GO GO from La Chapelle for approximately $0.9 million (RMB 6.2 million), bringing our ownership in LA GO GO to 100%. In connection with such acquisition, and in order to focus on our core business, Goldenway sold the 10% equity interest in La Chapelle to the original shareholders of La Chapelle and, in return, received a total cash payment of RMB 12.36 million (approximately $1.8 million).

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

Ever-Glory Apparel and Ever-Glory HK focus on the import and export business.  Goldenway focuses primarily on quality and production control, and coordinates with outsourced contract manufacturers. New-Tailun focuses on the Japanese market, and has strengths in the design, production, sale and marketing of jeans and trousers. Catch-Luck is geared toward the European market, and it designs and makes products that complement the product lines of our other subsidiaries. Tai xin is primarily engaged in the purchasing of raw materials used in the garment manufacturing. LA GO GO focuses on establishing and creating a leading brand of ladies’ apparel for the mainland Chinese market.

On November 20, 2013, Jiangsu La Go Go Fashion Company Limited (“Jiangsu LA GO GO”) a joint venture of Ever-Glory Apparel and Catch-Luck was incorporated in PRC. The business objective of Jiangsu LA GO GO is to carry out our retail operations in different geographic markets than LA GO GO.

On January 26, 2014, Shanghai Ya Lan Fashion Company Limited (“Ya Lan”) a wholly-owned subsidiary of Shanghai LA GO GO was incorporated in PRC. The business objective of Ya Lan is to establish and create another leading brand “Velwin” of ladies’ garments for the mainland Chinese market.

On March 19, 2014, Xizang He Meida Trading Company Limited (“He Meida”) a wholly-owned subsidiary of Ever-Glory Apparel was incorporated in PRC. The business objective of He Meida is to develop online operation of our retail business in the mainland Chinese market.

On April 29, 2014, Tianjin La Go Go Fashion Company Limited (“Tianjin LA GO GO”)a joint venture of Ever-Glory Apparel and Catch-Luck was incorporated in PRC. The business objective of Tianjin LA GO GO is to carry out our retail operations in different geographic markets other than Jiangsu LA GO GO.

On July 24, 2014, Chuzhou Huirui Garments Company Limited (“Huirui”), a wholly owned subsidiary of Ever-Glory Apparel was incorporated in PRC. Huirui is primarily engaged in management of our outsourced manufacturing factories.

As a result of the foregoing acquisitions and transactions, our current corporate structure is illustrated below.

Business Operations

Our wholesale operations include a complete set of services of supply chain management and worldwide sale of apparel to well-known casual wear, sportswear and outerwear brands and retailers in major markets. We conduct our original design manufacturing (“ODM”) operations through six wholly-owned subsidiaries which are located in the Nanjing Jiangning Economic and Technological Development Zone and Shang Fang Town in the Jiangning District in Nanjing, China, and Chuzhou, Anhui, China: Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”), Goldenway Nanjing Garments Company Limited (“Goldenway”), Nanjing New-Tailun Garments Company Limited (“New Tailun”), Nanjing Catch-Luck Garments Co., Ltd. (“Catch-Luck”), Chuzhou Huirai Garments Co., Ltd. (“Huirui”) and Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”). We also have one wholly-owned subsidiary in the Chuzhou Huifeng Road Anhui province: Chuzhou Huirui Garments Company Limited (“Huirui”) and one wholly-owned subsidiary is located in Samoa: Ever-Glory International Group (HK) Ltd. ("Ever-Glory HK"). In our fiscal year ended December 31, 2014, our wholesale segment achieved total sales of $215.5 million.

Although we have our own manufacturing capacity, we currently outsource most of the manufacturing to our strategic long term contractors as part of our overall business strategy. Outsourcing allows us to maximize our production capacity and remain flexible while reducing capital expenditures and the costs of keeping skilled workers on production lines during times of seasonally lower sales. We inspect products manufactured by our long-term contractors to ensure that they meet our high quality control standards. Total unit output from our manufacturing facilities and outsourced partners is more than 19.3 million pieces in 2014. See Production and Quality Control below.

Our retail business objective is to establish and create a leading brand of women’s wear and to build a nationwide retail distribution channel in China. We conduct our retail operations through Shanghai LA GO GO Fashion Company Limited (“Shanghai LA GO GO”), Jiangsu LA GO GO Fashion Company Limited (“Jiangsu LA GO GO”), Tianjin LA GO GO Fashion Company Limited (“Tianjin LA GO GO”), Shanghai Ya Lan Fashion Company Limited (“Ya Lan”) and Xizang He Meida Trading Company Limited (“He Meida”). We had approximately 6,800 retail employees as of December 31, 2014. As of December 31, 2014, we operated 1,201 retail stores in China and had total retail sales of $244.7 million.

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

Customers

We manufacture garments for a number of well-known retail chains and famous international brands. We also have our own in-house design capabilities and can provide our customers with a selection of original designs that the customer may have manufactured-to-order. We ordinarily supply our customers through purchase orders and we have no long-term supply contracts with any of them.

In the fiscal year ended December 31, 2014, approximately 45.5% of our sales revenue came from customers in China, 12.6% of our sales revenue came from customers in Germany, 25.7% of our sales revenue came from customers in United Kingdom and other European countries, 7.9% from customers in the United States, and 8.3% from customers in Japan. In 2014, sales to our five largest customers generated approximately 42.6% of our total wholesale sales and no customer represented more than ten percent of our total wholesale sales.

Substantially all of our long-lived assets were attributable to the PRC as of December 31, 2014 and 2013.

Suppliers

We purchase the majority of our raw materials (including fabric, fasteners, thread, buttons, labels and related materials) directly from numerous local fabric and accessories suppliers in China. For our wholesale business, collectively, purchases from our five largest suppliers represented approximately 15.0% and 18.3% of total raw material purchases in 2014 and 2013, respectively. No single supplier provided more than 10% of our total purchases.

We also purchased finished goods from contract manufacturers. For our wholesale business, collectively, purchases from our five largest contract manufacturers represented approximately 40.3% and 41.8% of total finished goods purchases in 2014 and 2013, respectively.  One contract manufacturer provided approximately 16.9% of our total finished goods purchases in 2014. Two contract manufacturers provided approximately 13.1% and 10.5% of our total finished goods purchases in 2013, respectively.

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

Production and Quality Control

In 2014, we manufactured approximately 18% of the products we sell to wholesale customers in our own manufacturing facilities. We typically outsource the manufacturing of a large portion of our products based upon factory capacity and customer demand. The number of outside contract manufacturers to which we outsource is expected to increase in order to meet the anticipated growth in demand from our customers.

As of December 31, 2014, our total production capacity, including outsourced production, reached 19.3 million pieces per year. At present, we believe our production capacity is sufficient to meet customer demand.

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

Governmental Regulations/Quotas

In 2014, we were not subject to any export quota imposed by countries where our customers are located. Nevertheless, we have noticed that many European countries tightened their chemical inspection requirements after the removal of quotas. In addition, there can be no assurance that additional trade restrictions will not be imposed on the export of our products in the future.  Such actions could result in increases in the cost of our products generally and may adversely affect our results of operations. On a longer term basis, we believe that our customer mix and our ability to adjust the types of apparel we manufacture will mitigate our exposure to such trade restrictions in the future.

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

Retail Segment

As of December 31, 2014, we had 1,201 retail stores in China selling its own brand clothing. We believe our advantages in the retail segments include our ability to promptly respond to market trends, our quick turn-around in design and production, and appropriate pricing. In 2014, we achieved total net sales of approximately US $244.7 million for our retail business. We operate most of our retail stores in so-called Tier-2 or Tier-3 cities in China, such as Zhengzhou in Henan province, Taizhou in Jiangsu province, etc. We also have penetrated into Tier-1 cities, such as Beijing and Shanghai.

Suppliers

We purchase the majority of our raw materials (including fabric, fasteners, thread, buttons, labels and related materials) directly from numerous local fabric and accessories suppliers. For our retail business, collectively, purchases from our five largest suppliers represented approximately 22.0% of total purchases in 2014. There were no suppliers which provided more than 10% of our total raw materials purchases in 2014. We have not experienced difficulty in obtaining raw materials essential to our business.

We also purchase finished goods from contract manufacturers. For our retail business, collectively, our five largest contract manufacturers represented approximately 16.7% of total finished goods purchases in 2014. There was no contract manufacturer which provided more than 10% of our total finished goods purchases in 2014. We have not experienced difficulty in obtaining finished products from our contract manufacturers.

For our retail business, we generally agree to pay our suppliers within 30-180 days after our receipt of goods. We typically place orders for materials from suppliers when the style has been confirmed by our chief of design. On average, the supplies we hold in stock will generally be consumed in production in approximately 20 days.

Customers

LA GO GO seeks to appeal to fashionable urban females between the ages of 23 to 28. Velwin targets females between the age of 28 to 33 while “Sea To Sky” focuses on females between the age of 18 to 23. Our products are priced at a middle-to-high level in order to appeal to our targeted customers.

Design and Production

We have our own design, production and quality control departments. Our retail brands releases new designs twice a year, during October for the spring/summer season and May for the autumn/winter season. Our design team attends many fashion shows each year to track the trend in Europe, Japan and Asia. Our design team produces approximately 3,700 designs each year. Our retail brands hosts its own order-placing fair twice each year to determine the new products to be released for the spring/summer and autumn/winter season based on the orders placed by all the regional sales managers at such fair; our chief designer then decides the design to be manufactured. The production department will then produce samples for the designer’s approval.  Our quality control department checks the quality of the final products by follow-up inspection. The final products will be shipped to the logistics and distribution center for sale.

Sales and Marketing

Our retail brands products are sold in flagship stores, and stores-within-a-store.  The sales department is responsible for developing new sales channels. According to our new store opening plan, the ratio of flagship stores and stores-within-a-store are carefully balanced.  The store-within-a-store enters into contracts with department stores. The flagship stores are carefully chosen at prominent locations and have lease agreements with each property owner.  Under our return and exchange policy, products may be returned or exchanged for any reason within 15 days. During 2014, the return and exchange rate was very low and was not a material factor in our operations.

Store Operation

As of December 31, 2014, we had 1,201 stores, including 52 flagship stores, with each store generating average revenue of approximately $ 19,000 per month. The majority of our retail stores are situated as stores-within-a-store in large, mid-tier department stores located in over 20 provinces in China.

Trademarks

We regard our trademarks as an important part of our business due to the name recognition of our customers. We obtained trademark registration at the China Trademark Office for the mark “LA GO GO” in class 25 and class 18 in 2010. As of December 31, 2014, we are not aware of any valid claim or challenges to our right to use our registered trademark or any counterfeit or other infringement to our registered trademark.

Information Technology

We recognize the importance of high-quality information management systems in the retail operation.  As a result, we use “Parkson Retail Management Systems”, a comprehensive and mature retail management application in China, to monitor and manage the merchandise planning, inventory and sales information.

Research and Development

We have invested in the research and development of high-tech fabrics.

Our Growth Strategy

Our strategy to grow and expand our business includes the following:

Supply chain management:

●	Expand the global sourcing network

●	Explore the overseas low-cost manufacturing base

●	Focus on high value-added products and continue our strategy to produce mid to high end apparel

●	Continue to emphasize on product design and technology application

●	Seek strategic acquisitions of international distributors that could enhance global sales and distribution network

●	Maintain stable revenue increase in the export markets while shifting focus to higher margin wholesale markets such as mainland China.

Retail business development:

●	Build the our brands to be recognized as major players in the mid-end women's apparel market in China;

●	Expand the retail network throughout China

●	Improve the retail stores’ efficiency and increase same-store sales

●	Continue to launch flagship stores in Tier-1 Cities and increase penetration and coverage in Tier-2 and Tier-3 Cities

●	Take advantage of our position as a multi-brand operator

Employees

As of December 31, 2014, we had over 8,300 employees. None of our employees belong to a labor union. We have never experienced a labor strike or work stoppage. We are in full compliance with the Chinese labor laws and regulations and are committed to providing safe and comfortable working conditions and accommodations for our employees.

Labor Costs

The manufacture of garments is a labor-intensive business. Although much of our production process is automated and mechanized, we rely on skilled labor to make our products.  During the year ended December 31, 2014, our labor cost increased due to the shortage of skilled workers and rising labor cost in China.

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

Description of Property

In 2014, we operated four facilities on certain land in the Nanjing Jiangning Economic and Technological Development Zone and in Shangfang Town and Huifeng Road, which are located in Nanjing and Chuzhou, China. For further details concerning our property, see Item 2 of this report regarding Properties.

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

New-Tailun and Catch-Luck were incorporated in the PRC and are subject to PRC income tax laws and regulations. Their income tax rate is 25%.

Shanghai LA GO GO was established on January 24, 2008, and its income tax rate is 25%.

Jiangsu LA GO GO was established on November 20, 2013, and its income tax rate is 25%.

Tianjin LA GO GO was established on April 29, 2014, and its income tax rate is 25%.

Huirui was established on July 24, 2014, and its income tax rate is 25%.

Ever-Glory Apparel was established on January 6, 2010, and its income tax rate is 25%.

He Meida was established on March 19, 2014, and its income tax rate is 15%.

Tai Xin was established on March 19, 2012, and its income tax rate is 25%.

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

As of December 31, 2014 and 2013, we did not rely on any raw material supplier for more than 10% of all of our total raw material purchases. For the wholesale business, we relied on one manufacturer for 16.9% of purchased finished goods in 2014. We relied on two manufacturers for 13.1% and 10.5% of purchased finished goods in 2013, respectively. For the retail business, we did not rely on any one manufacturer for more than 10% of all of our total purchased finished goods during 2014 and 2013. We do not have any long-term written agreements with any of these suppliers and do not anticipate entering into any such agreements in the near future. However, we always execute a written agreement for each order placed with our suppliers. We do not believe that loss of any of these suppliers would have a material adverse effect on our ability to obtain finished goods or raw materials essential to our business because we believe we can locate other suppliers in a timely manner.

Risks Relating to Our Business

Our wholesale business depends on some key customers for a significant portion of our sales. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.

For the year ended December 31, 2014, our five largest customers represented approximately 42.6 % of our total net sales. For the year ended December 31, 2013, our top five largest customers represented approximately 40.0% of our total net sales.  The garment manufacturing industry has experienced substantial consolidation in recent years, which has resulted in increased customer leverage over suppliers, greater exposure for suppliers to credit risk and an increased emphasis by customers on inventory management and productivity.

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

We may be unable to expand our retail business by opening profitable new stores.

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

There may be conflicts of interest between Mr. Kang’s role as the Chairman of the Board and CEO of our Company and his role as the majority owner of other entities that we do business with.

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang.

The Company and Jiangsu Ever-Glory sometimes purchase raw materials for each other in order to obtain cheaper prices. During the year ended December 31, 2014 and 2013, the Company purchased raw materials on behalf of Jiangsu Ever-Glory for $2,100,658 and $703,353, respectively; and Jiangsu Ever-Glory purchased raw materials on behalf of the Company for $160,658 and $76,518, respectively. All these transactions are settled at cost.

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of December 31, 2014 and 2013, Jiangsu Ever-Glory has provided guarantees for approximately $40.62 million (RMB 250 million) (2014) and $44.01 million (RMB 269 million) (2013) of lines of credit obtained by the Company. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $22.1 million (RMB 136 million) (2014) and $16.91 million (RMB 103 million) (2013).  Mr. Kang has also provided a personal guarantee for $35.43 million (RMB 218 million) (2014) and $20.78 million (RMB 127 million) (2013).

At December 31, 2013, $16.79 million (RMB 103 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the year ended December 31, 2014, an additional $5.04 million (RMB 31 million) was provided to and repayment of $4.36 million (RMB 27 million) was received from Jiangsu Ever-Glory under the counter-guarantee agreement. As of December 31, 2014, the amount of the counter-guarantee had been increased to $17.36 million (RMB 107 million) (the difference represents currency exchange adjustment of $0.11 million), which was 42.7% of the aggregate amount of lines of credit. This amount plus accrued interest of $2.06 million (2014) and $2.29 million (2013) have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. At December 31, 2014 and 2013, the amount classified as a reduction of equity was $19.42 million and $19.08 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. Interest income for the years ended December 31, 2014 and 2013 was approximately $1.07 million and $1.03 million, respectively.

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

Despite of management’s belief that Jiangsu Ever-Glory is financially capable of repaying all amount we provided under the counter guarantee and Jiangsu Ever-Glory’s repayment certain portion of the fund by the end of first quarter of 2014, it is possible that we would not be able to collect all amount from Jiangsu Ever-Glory due to factors beyond our control.  There is no restriction on how Jiangsu Ever-Glory can use the fund except that it is not allowed to invest in high risk investments.  We were told that Jiangsu Ever-Glory had used the entire amount of the fund we provided under the counter guarantee for its own operations. It is possible that we will not be able to collect the entire amount from Jiangsu Ever-Glory due to reasons beyond its control such as its operational failure or deterioration of the overall economic conditions.  In such event, we, as the primary obligor under the lines of credit, would be obligated to repay the entire outstanding borrowing after the banks seek collection from the assets collateralized by Jiangsu Ever-Glory. As a result, we may suffer financial losses which will have material negative effects on our financial condition and results of operations.

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

If we fail to protect our trademark and maintain the value of our retail brands, our retail sales are likely to decline.

We intend to vigorously protect our registered trademarks against infringement, but we may be unable to do so. The unauthorized reproduction or other misappropriation of our trademarks would diminish the value of our brands, which could reduce demand for our products or the prices at which we can sell our products. Our ability to grow our retail operation significantly depends on the value and image of the brands. Our brands could be adversely affected if we fail to maintain and promote the brands by marketing efforts.

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

All of our business operations are currently conducted in the PRC, under the jurisdiction of the PRC government. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, and control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

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

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business.  Foreign companies, including some of our competitors, are not subject to these prohibitions.  Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China.  If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage.  Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible.  If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with SAFE.  We may also face regulatory uncertainties that could restrict our ability to adopt equity compensation plans for our directors and employees and other parties under PRC laws .

On March 28, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as “Circular 78.”  It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company, such as our company, after March 28, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan.  In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to March 28.  We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.

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

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered on financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what affect this sector-wide scrutiny, criticism and negative publicity will have on our Company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely and your investment in our stock could be rendered worthless.

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

Risks Related to an Investment in Our Securities

Our common stock has limited liquidity.

Our common stock has been trading on the NYSE MKT (formerly, the American Stock Exchange and NYSE Alternext US LLC) since July 16, 2008 and then transferred to the NASDAQ Global Market on December 31, 2014,  but it is thinly traded compared to larger more widely known companies in the same industry. Thinly traded common stock can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. The high and low bid price of Ever-Glory’s common stock during the past 52 week period ended December 31, 2014 has been US$4.95 and US$8.22 per share respectively.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained.  Our common shares are currently traded, but currently with low volume, based on quotations on the NASDAQ Global Market , meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence trading volume. And even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous trading without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

Failure to maintain an effective system of internal controls may result in our inability to accurately report our financial results or prevent material misstatements.

In this Annual Report on Form 10-K for the year ended December 31, 2014, we concluded that our internal control over financial reporting was not effective as of December 31, 2014 based on our assessment.  For more information, please refer to Item 9A. Controls and Procedures.  Our staff who are primarily responsible for the preparation of our financial statements do not have the requisite U.S. GAAP experience to prepare financial statements in accordance with U.S. GAAP.  Therefore, future reports may have statements indicating that our controls and procedures are not effective. We cannot assure you that even if we remediate our internal controls over financial reporting relating to the identified material weaknesses that we will establish the effectiveness of our internal controls over financial reporting or that we will not be subject to these or other material weaknesses in the future.  In addition, our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future.  Effective internal controls are necessary for us to produce reliable financial reports and are important to prevent fraud.  As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock.  Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Wholesale segment

In 2014, we operated three complexes as our operating and production facilities at 509 Chengxin Road, in the Nanjing Jiangning Economic and Technological Development Zone, Shangfang Town, Nanjing, China. The following is a description of these facilities:

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

(ii) New-Tailun. Our New-Tailun facilities include 25,000 square meters of floor space. Approximately 390 employees work at this location. Our New-Tailun facility mainly handles manufacturing. We lease the New-Tailun facility and the land from Jiangsu Ever-Glory for US$50,000 (RMB 314,000) per annum under a one year leasing arrangement that expired on December 31, 2015.

(iii) Catch-Luck. Our Catch-Luck facilities include 6,635 square meters of office and production space. Approximately 418 employees work at this location. Our Catch-Luck facility mainly handles manufacturing. These facilities are located on the piece of land for which we have the 50-year land use right.

In addition, under certain lease arrangement between Goldenway and Jiangsu Ever-Glory, Goldenway currently holds the right to lease certain land and use certain building and improvements on that land until 2016.  In December 2014 we leased part of this facility to a non- affiliated third party under a lease with an annual rent of approximately $18,000 pursuant to a two year lease.

We believe that our current facilities will be sufficient to sustain our wholesale operations for the foreseeable future.

Retail Segment

For our retail operations, we have a one year lease arrangement for our administrative offices and a three-year lease for our warehouse. The current flagship stores are generally leased under agreements with real estate developers, department stores or shopping mall operators for terms ranging from 2 to 5 years. The store-within-a-store are counters leased from department stores for which we generally pay approximately 30% of sales revenue as rent. We believe the administrative and warehouse facilities are adequate to sustain our operations for the foreseeable future. We also believe that  the locations of the flagship stores and the stores-within-a-store units are carefully selected and suitable for the retail operation.

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

In 2014, the Company obtained a fifty-year land use right on 23,333 square meters of land located on Suzhou Kunshan Jinxi Tower Jinxing Road. We plan to build a logistics center for our retail business on the land and put in use in 2015.

Item 3. LEGAL PROCEEDINGS

There is no material pending legal proceeding to which we are a party.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHSES OF EQUITY SECURITIES.

Market for Common Equity

Our common stock was quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) initially under the symbol “EGLY” and then it was changed to “EVGY” in 2007.  On July 16, 2008 our common stock commenced trading on NYSE MKT LLC (“NYSE MKT”) (formerly named the NYSE Annex) under the symbol of “EVK” and then transferred to the NASDAQ Global Market on December 31, 2014. As of December 31, 2014, there were approximately 63 shareholders of record of our common stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name. The following table sets forth the high and low bid information for the common stock for each quarter within the last two fiscal years, as reported by the NYSE MKT. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Bid Price

	HIGH	LOW
NASDAQ
Period ended March 19, 2015	$6.63	$5.70
NYSE MKT
PERIOD
FISCAL YEAR 2014:
Fourth Quarter ended December 31, 2014	$6.82	$5.24
Third Quarter ended September 30, 2014	$6.95	$4.99
Second Quarter ended June 30, 2014	$4.95	$8.22
First Quarter ended March 31, 2014	$8.15	$5.09
FISCAL YEAR 2013:
Fourth Quarter ended December 31, 2013	$6.75	$3.97
Third Quarter ended September 30, 2013	$3.80	$2.60
Second Quarter ended June 30, 2013	$3.39	$1.92
First Quarter ended March 31, 2013	$2.21	$1.78

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information regarding options outstanding under our compensation plans as of December 31, 2014:

	Equity Compensation Plan Information
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	100,000
Total	-	$-	100,000

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

Item 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the year ended December 31, 2014 should be read in conjunction with the Financial Statements and corresponding notes included in this annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We are a leading apparel supply-chain manager and retailer in China. We are listed on the NASDAQ Global Market under the symbol of “EVK”.

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

Wholesale Business

We conduct our original design manufacturing (“ODM”) operations through six wholly-owned subsidiaries which are located in the Nanjing Jiangning Economic and Technological Development Zone and Shang Fang Town in the Jiangning District in Nanjing, China, and Chuzhou, Anhui, China: Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”), Goldenway Nanjing Garments Company Limited (“Goldenway”), Nanjing New-Tailun Garments Company Limited (“New Tailun”), Nanjing Catch-Luck Garments Co., Ltd. (“Catch-Luck”), Chuzhou Huirui Garments Co., Ltd. (“Huirui) and Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”).

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

Retail Business

The business objective for our retail segment is to establish a leading brand of women’s apparel and to build a nationwide retail network in China. As of December 31, 2014, we had 1201 stores (including store-in-stores) which included 341 stores opened in 2014 and 100 stores closed in 2014. We expect to open additional 200-250 stores in 2014.

On June 26, 2014, Shanghai LA GO GO entered into a contract with Shanghai Yiduo Fashion Company Limited (“Shanghai Yiduo”) to acquire 78% of the shares of Shanghai Yiduo for $0.75 million (RMB4.6 million).  Shanghai Yiduo is currently owned by unrelated third parties and operates design and development of women’s apparel for Mecox Lane, one of China’s leading online platforms for apparel and apparel accessories. The acquisition price was to be paid as follows.

Payment Date	Amount
Before July 8, 2014	$0.45 million
Before September 28, 2014	0.22 million
Within 10 days after Shanghai Yiduo collects all the accounts receivable from Mecox Lane	0.08 million
TOTAL	0.75 million

The first $0.45 million and second $0.22 million installments were paid by the Company to Shanghai Yiduo in July and October 2014 and were financed by working capital. The last $0.08 million was paid by the Company to Shanghai Yiduo on March 27, 2015 when Shanghai Yiduo collected all the accounts receivable from Mecox Lane. The Company gained effective control of Shanghai Yiduo by the end of March 2015 and Shanghai Yiduo will be consolidated in the first quarter report of 2015. Management of the Company believes that the acquisition will improve the Company’s design and product development ability.

We believe that our growth opportunities and continued investment initiatives include:

●	Build the retail brand to be recognized as a major player in the mid-end women's apparel market in China;

●	Expand the retail network throughout China;

●	Improve the retail stores’ efficiency and increase same-store sales

●	Continue to launch retail flagship stores in Tier-1 Cities and increase penetration and coverage in Tier-2 and Tier-3 Cities

●	Become a multi-brand operator

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

Global Economic Uncertainty

Our business is dependent on consumer demand for our products. We believe that the significant uncertainty in the global economy and a slowdown in the United States and Europe economies have increased our clients’ sensitivity to the cost of our products. We have experienced continued pricing pressure. If the global economic environment continues to be weak, these worsening economic conditions could have a negative impact on our sales growth and operating margins in our wholesale segment in 2015.

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

Revenue Recognition

We recognize wholesale revenue from product sales, net of value-added taxes, upon delivery for local sales and upon shipment of the products for export sales, at such time title passes to the customer provided however that (i) there are no uncertainties regarding customer acceptance (ii) persuasive evidence of an arrangement exists (iii) the sales price is fixed and determinable, and (iv) collectability is deemed probable. We recognize wholesale revenue from manufacturing fees charged to buyers for the assembly of garments from materials provided by the buyers upon completion of the manufacturing process and shipment of the products for export sales, provided that (i)there are no uncertainties regarding customer acceptance (ii) persuasive evidence of an arrangement exists (iii) the sales price is fixed and determinable, and (iv)  collectability is deemed probable. Retail sales are recorded net of promotional discounts, rebates, and return allowances. Retail store sales are recognized at the time of register receipt. Retail online sales are recognized when products are shipped and customers receive the products because we retain a portion of the risk of loss on these sales during transit.

Estimates and Assumptions

In preparing our consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates in 2014 and 2012 include the assumptions used to value tax liabilities, derivative financial instruments and the estimates of the allowance for deferred tax assets.

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

We review new accounting standards as issued. We have not identified any other new standards that we believe will have a significant impact on our consolidated financial statements.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2014 and 2013. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Year Ended December 31
	2014		2013
	(in U.S. Dollars, except for percentages)
Sales	$460,141,151	100.0%	$368,078,425	100.0%
Gross Profit	122,247,969	26.6	94,594,339	25.7
Operating Expenses	100,433,374	21.8	76,448,472	20.8
Income From Operations	21,814,595	4.7	18,145,867	4.9
Other Expenses	28,593	0.0	779,855	0.2
Income Tax Expense	5,476,921	1.2	6,627,434	1.8
Net Income	$16,366,267	3.6%	$10,738,578	2.9%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the years ended December 31, 2014 and 2013.

	2014	% of total sales	2013	% of total sales	Growth in 2014 compared with 2013
Wholesale business
The People’s Republic of China	$98,081,818	21.3%	$80,541,243	21.9%	21.8%
Germany	27,077,330	5.9	19,043,278	5.2	42.2
United Kingdom	22,108,806	4.8	23,566,685	6.4	(6.2)
Europe-Other	33,263,673	7.2	18,703,909	5.1	77.8
Japan	17,877,430	3.9	22,182,271	6.0	(19.4)
United States	17,062,827	3.7	14,308,738	3.9	19.2
Total Wholesale business	215,471,884	46.8	178,346,124	48.5	20.8
Retail business	244,669,267	53.2	189,732,301	51.5	29.0
Total sales	$460,141,151	100.0%	$368,078,425	100.0%	25.0%

Total sales for the year ended December 31, 2014 were $460.1 million, an increase of 25.0% from the year ended December 31, 2013. This increase was primarily attributable to a 29.0% increase in sales in our retail business as well as a20.8% increase in our wholesale business.

Sales generated from our wholesale business contributed $215.5 million or 46.8% of our total sales for the year ended December 31, 2014, an increase of 20.8% compared to $178.3 million or 48.5% of our total sales for the year ended December 31, 2013. This increase was primarily attributable to increased sales in the PRC, Germany, the United States and Europe partially offset by decreased sales in United Kingdom and Japan.

Sales generated from our retail business contributed $244.7 million or 53.2% of our total sales for the year ended December 31, 2014, an increase of 29.0% compared to $189.7 million or 51.5% for the year ended December 31, 2013. This increase was primarily due to the increase in new stores opened and same store sales. We had 1201 retail stores as of December 31, 2014, compared to 960 retail stores at December 31, 2013.

Total retail store square footage and sales per square foot for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Total store square footage	1,163,994	896,744
Number of stores	1201	960
Average store size, square feet	969	934
Total store sales	$244,669,267	$189,732,301
Sales per square foot	$210	$212

Same store sales and newly opened store sales for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Sales from stores opened for a full year	$162,578,471	$151,505,696
Sales from newly opened store sales	$66,129,300	$37,821,775
Other*	$15,961,496	$404,830
Total	$244,669,267	$189,732,301

*Primarily consists of sales from stores that were closed in the current reporting period.

We remodeled or relocated 186 stores in 2014, and we plan to relocate or remodel 150-200 stores in 2015. Remodels and relocations typically drive incremental same-store sales growth. A relocation typically results in an improved, more visible and accessible location, and usually includes increased square footage. We believe we will continue to have opportunities for additional remodels and relocations beyond 2015.  Same-store sales are calculated based upon stores that were open at least 12 full fiscal months in each reporting period and remain open at the end of each reporting period.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment and rent for retail stores, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the years ended December 31, 2014 and 2013.

	For the Year Ended December 31,				Growth (Decrease) in 2014
	2014		2013		compared
	(in U.S. dollars, except for percentages)				with 2013
Wholesale Sales	$215,471,884	100.0%	$178,346,124	100.0%	20.8%
Raw Materials	100,169,345	46.5	83,796,921	47.0	19.5
Labor	4,977,534	2.3	4,830,502	2.7	3.0
Outsourced Production Costs	73,154,867	34.0	57,248,699	32.1	27.8
Other and Overhead	554,434	0.3	545,851	0.3	1.6
Total Cost of Sales for Wholesale	178,856,180	83.0	146,421,973	82.1	22.2
Gross Profit for Wholesale	36,615,704	17.0	31,924,151	17.9	14.7
Net Sales for Retail	244,669,267	100.0	189,732,301	100.0	29.0
Production Costs	83,240,493	34.0	62,176,835	32.8	33.9
Rent	75,796,509	31.0	64,885,278	34.2	16.8
Total Cost of Sales for Retail	159,037,002	65.0	127,062,113	67.0	25.2
Gross Profit for Retail	85,632,265	35.0	62,670,188	33.0	36.6
Total Cost of Sales	337,893,182	73.4	273,484,086	74.3	23.6
Gross Profit	$122,247,969	26.6%	$94,594,339	25.7%	29.2%

Our wholesale business raw material costs increased 19.5% to $100.2 million in 2014 from $83.8 million in 2013. As a percent of sales, raw material costs accounted for 46.5 of our total sales in 2014, a decrease of 0.5% compared to 2013. The increase was mainly due to the decreased raw materials prices.

Our wholesale business labor costs increased 3.0% to $5.0 million in 2014 from $4.8 million in 2013. As a percent of sales, labor costs accounted for 2.3% of our total sales in 2014, a decrease of 0.4% compared to 2013. The decrease was mainly due to the fact that we outsourced most of the new orders in 2014.

Outsourced production costs for our wholesale business increased 27.8% to $73.2 million in 2014 from $57.2 million in 2013. As a percent of sales, outsourced production costs were 34.0% of our total sales in 2014, an increase of 1.9% compared to 2013. This increase was primarily attributable to increased average salaries of the employees in our outsourced manufacturing factories.

Overhead and other expenses for our wholesale business stayed the same 0.3% of our total sales in 2014 compared to 2013.

Gross profit in our wholesale business in 2014 was $36.6 million, an increase of 14.7% compared to 2013. Gross margin was 17.0% in 2014, a decrease of 0.9% compared to 2013.

Our retail business production costs were $83.2 million in 2014 as compared to $62.2 million in 2013. As a percent of retail sales, retail production costs accounted for 34.0% of our total sales in 2014, compared to 32.8% of total sales in 2013. This increase was primarily due to reduced retail prices in various promotions in exchange for increased sales volume during the year ended December 31, 2014.

Rent costs for our retail business were $75.8 million in 2014 compared to $64.9 million in 2013. As a percent of retail sales, rent costs accounted for 31.0% of our total retail sales in 2014, compared to 34.2% of total retail sales in 2013. Total rent costs increased as a result of the increase in the number of our stores. The decrease in rent costs as a percentage of total retail sales was due to an increase in same store sales in 2014.

Gross profit in our retail business in 2014 was $85.6 million and gross margin was 35.0%. Gross profit in our retail business in 2013 was $62.7 million and gross margin was 33.0%.

Total cost of sales in 2014 was $337.9 million, compared to $273.5 million in 2013, an increase of 23.6%. As a percentage of total sales, cost of sales decreased to 73.4% of total sales in 2014, compared to 74.3% of total sales in 2014. Consequently, gross margin increased to 26.6% in 2014 from 25.7% in 2013. In addition to the reasons discussed above, increase in percentage of retail sales in terms of total sales from 51.5% to 53.2% also resulted in increase in gross margin, as retail gross margin normally is higher than wholesale gross margin.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. Some of our customers also furnish us with raw materials so that we can manufacture their products. For our wholesale business, aggregate purchases from our five largest raw material suppliers represented approximately 15.0% and 18.9% of raw materials purchases in 2014 and 2013, respectively. No single supplier provided more than 10% of our raw materials purchases in 2014 and 2013. For our retail business, aggregate purchases from our five largest suppliers represented approximately 22.0% and 45.5% of raw materials purchases in 2014 and 2013, respectively. No single supplier provided more than 10% of our raw materials purchases in 2014. The Company had relied on two suppliers for 15% and 12% of total raw materials purchased, respectively, during 2013. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

We also purchase finished goods from contract manufacturers. For our wholesale business, aggregate purchases from our five largest contract manufacturers represented approximately 40.3% and 46.7% of finished goods purchases in 2014 and 2013, respectively. One contract manufacturer provided approximately 16.9% of our finished goods purchases in 2014. Three contract manufacturers provided approximately 14.0%, 12.3% and 11.6% of our finished goods purchases in 2013, respectively. For our retail business, aggregate purchase from our five largest contract manufacturers represented approximately 16.7% and 28.8% of finished goods purchases in 2014 and 2013, respectively. No single contract manufacturer provided more than 10% of our finished goods purchases in 2014 and 2013. We have not experienced difficulty in obtaining finished products from our contract manufacturers and we believe we maintain good relationships with our contract manufacturers.

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

	For the Years Ended December 31,
	2014		2013		Increase
	(in U.S. Dollars, except for percentages)
Gross Profit	$122,247,969	26.6%	$94,594,339	25.7%	29.2%
Operating Expenses
Selling Expenses	67,729,492	14.7	51,772,169	14.1	30.8
General and Administrative Expenses	32,703,882	7.1	24,676,303	6.7	32.5
Total Operating Expenses	100,433,374	21.8	76,448,472	20.8	31.4
Income from Operations	$21,814,595	4.7%	$18,145,867	4.9%	20.2%

Selling expenses were $67.7 million in 2014, an increase of 30.8% or $16.0 million compared to 2013. As a percent of sales, selling expenses accounted for 14.7% of our total sales in 2014, an increase of 0.6% compared to 2013. The increase was attributable to the increased average salaries, and increased number of stores, leading to increased numbers of retail employees, as well as the increased store decoration and marketing expenses associated with the promotion of the retail brands.

General and administrative expenses were $32.7 million in 2014, an increase of $8.0 million compared to 2013. As a percent of sales, general and administrative expenses accounted for 7.1% of our total sales in 2014, an increase of 0.4% compared to 2013. The increase was attributable to an increase in the number of wholesale and retail management personnel. Research and development costs included in general and administrative expenses for the years ended December 31, 2014 and 2013 amounted to $2.3 million and $1.2 million, respectively.

Income from Operations

Income from operations increased by 20.2% to $21.8 million in 2014 from $18.1 million in 2013. As a percent of sales, income from operations accounted for 4.7% of our total sales in 2014, a decrease of 0.2% compared to 2013.

Interest Expense

Interest expense was $3.3 million in 2014, an increase of 8.8% compared to the same period in 2013. The increase was due to the increased bank loans as a result of our business expansion.

Change in fair value of derivative liability

At December 31, 2012, we had warrants outstanding to purchase an aggregate of 840,454 shares of the Company’s common stock, which warrants required liability classification because of certain provisions that may have resulted in an adjustment to their exercise price. The warrants expired in June 2013. At the expiration date, the remaining value of the warrants not exercised ($2,000) was reduced to $0. The increase in other income resulting from the decrease in derivative warrant liability was $294,000 for the years ended December 31, 2013.

Income Tax Expense

Income tax expense was $5.5 and $6.6 million in 2014 and 2013, respectively.

Our PRC subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws. Each of our consolidated entities files its own separate income tax return.

All PRC subsidiaries are subject to the 25% income tax rate.

He Meida incorporated in Xizang (Tibet) Autonomous Region is subject to income tax at the 15% statutory rate.

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

Ever-Glory International Group Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes through December 31, 2014. The net operating loss carry forwards for United States income taxes may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2031. Management believes that the realization of the benefits from these losses is uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero.

Net Income

Net income in 2014 was $16.4 million, an increase of 52.4% compared to 2013. Our diluted earnings per share were $1.11 and $0.73 for the years ended December 31, 2014 and 2013, respectively.

Summary of Cash Flows

Summary cash flows information for 2014 and 2013 is as follows:

	2014	2013
Net cash provided by (used in) operating activities	$9,322,180	$7,505,623
Net cash used in investing activities	$(10,630,261)	$(8,134,941)
Net cash used in (provided by) financing activities	$7,855,848	$18,611,761

Net cash provided by operating activities for the year ended December 31, 2014 was approximately $9.3 million compared with approximately $7.5 million during the year ended December 31, 2013. The increase was primarily due to a decrease in inventories and accounts receivable offsetting by decrease in accounts payable.

Net cash used in investing activities was approximately $10.6 million for the year ended December 31, 2014, compared with approximately $8.1 million during the year ended December 31, 2013. The increase was mainly due to increased equipment purchases.

Net cash provided by financing activities was approximately $7.9 million for the year ended December 31, 2014, compared with approximately $18.6 million during the year ended December 31, 2013. During the year ended 2014, we repaid $131.2 million of bank loans and received bank loan proceeds of $138.4 million. Also, under the counter-guarantee agreement, we advanced $5.0 million to the related party and received $4.4 million from the related party during the year ended 2014.

Liquidity and Capital Resources

As of December 31, 2014, we had cash and cash equivalents of approximately $34.1 million, total current assets of approximately $208.1 million and current liabilities of approximately $159.7 million. We presently finance our operations primarily from cash flows from our operations and borrowings from banks, and we anticipate that these will continue to be our primary source of funds to finance our short-term cash needs.

Bank Loans

In June 2014, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $8.13 million (RMB50 million). These loans are guaranteed by Mr. Kang and Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of December 31, 2014, Goldenway had borrowed $8.13 million (RMB50 million) under this line of credit with an annual interest rate of 3.1% and due on various dates from April to May 2015.

In July 2014, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.75 million (RMB60 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of December 31, 2014, Ever-Glory Apparel had borrowed $3.25 million (RMB20 million) from Nanjing Bank with annual interest rate of 3.1% and due on various dates from April to May 2015. Ever-Glory Apparel had also borrowed $3.54 million from Nanjing Bank with annual interest rates ranging from 2.88% to 3.12% and due on various dates from January to March 2015, and collateralized by approximately $5.06 million of accounts receivable from wholesale customers. At December 31, 2014, approximately $2.96 million was unused and available under this line of credit.

In July 2014, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.25 million (RMB20 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of December 31, 2014, LA GO GO had borrowed $2.44 million (RMB15 million) under this line of credit with an annual interest rate of 6.16% and due on various dates from January to April 2015. At December 31, 2014, approximately $0.81 million (RMB5 million) was unused and available under this line of credit.

In January 2014, Ever-Glory Apparel entered into a line of credit agreement for approximately $8.45 million (RMB52 million) with the Bank of Communications and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among the Company, Jiangsu Ever-Glory, Nanjing Knitting and the bank. As of December 31, 2014, Ever-Glory Apparel had borrowed $4.06 million (RMB25 million) with an annual interest rate of 6.9% and due on various dates from February to March 2015. Ever-Glory Apparel had also borrowed $4.08 million from the Bank of Communications with annual interest rates ranging from 3.72% to 3.84% and due on various dates from January to March 2015, and collateralized by approximately $5.83 million of accounts receivable from wholesale customers. At December 31, 2014, approximately $0.31 million was unused and available under this line of credit.

In July 2013, LA GO GO entered into a line of credit agreement for approximately $5.36 million (RMB33 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of December 31, 2014, LA GO GO had borrowed $4.88 million (RMB30 million) from the Bank of Communications with annual interest rates ranging from 6.60% to 6.62% and due on various dates from June to August 2015. At December 31, 2014, approximately $0.48 million was unused and available under this line of credit.

In January 2014, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $9.75 million (RMB60 million). These loans are collateralized by the Company’s property and equipment. As of December 31, 2014, Goldenway had borrowed $6.50 million (RMB40 million) under this line of credit with an annual interest rate of 6.18% and due on various dates from March to April 2015. At December 31, 2014, approximately $3.25 million was unused and available under this line of credit.

In January 2014, Ever-Glory Apparel entered into a line of credit agreement for approximately $6.50 million (RMB40 million) with Industrial and Commercial Bank of China and guaranteed by Goldenway. As of December 31, 2014, Ever-Glory Apparel had borrowed $4.88 million (RMB 30 million) under this line of credit with an annual interest rate of 5.64% and due on various dates from May to June 2015. At December 31, 2014, approximately $1.62 million was unused and available under this line of credit.

In July 2011, Ever-Glory Apparel and Perfect Dream collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $7.0 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of December 31, 2014, Ever-Glory Apparel had borrowed $6.77 million from HSBC with an annual interest rates ranging from 3.33% to 5.88%, due on various dates from January to February 2015, and collateralized by approximately $9.03 million of accounts receivable from wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of December 31, 2014, approximately $0.23 million was unused and available.

As of December 31, 2014, Ever-Glory Apparel had borrowed $3.87 million from Ping An Bank, with annual interest rate of 5.4% and due on various dates from January to March 2015, and collateralized by approximately $5.53 million of accounts receivable from wholesale customers.

As of December 31, 2014, LA GO GO had borrowed $3.25 million (RMB 20 million) from China Minsheng Bank, with annual interest rate of 6.3% and due in August 2015. This loan is guaranteed by Ever-Glory Apparel and Mr. Kang.

In November 2014, Goldenway entered into a line of credit agreement with Shanghai Pudong Development Bank, which allows the Company to borrow up to approximately $3.25 million (RMB20 million). These loans are guaranteed by Ever-Glory Apparel and Jiangsu Ever-Glory. These loans are also collateralized by Jiangsu Ever-Glory’s property and equipment. As of December 31, 2014, Goldenway had borrowed $3.25 million (RMB 20 million) from Shanghai Pudong Development Bank, with annual interest rate of 5.7% and due in May 2015.

In November 2013, Ever-Glory Apparel entered into a line of credit agreement for approximately $5.69 million (RMB35 million) with the Bank of China and guaranteed by Jiangsu Ever-Glory and Mr. Kang. As of December 31, 2014, Ever-Glory Apparel had borrowed $1.33 million with an annual interest rate of 3.73% and due in February 2015 under this line of credit and collateralized by approximately $1.9 million of accounts receivable from wholesale customers.

All bank loans are used to fund our daily operations. All loans have been repaid before or at maturity date.

Capital Commitments

We have a continuing program for the purpose of improving our manufacturing facilities and extending our retail stores. We anticipate that cash flows from operations and borrowings from banks will be used to pay for these capital commitments.

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

As of December 31, 2014, we had access to approximately $74.3 million in lines of credit, of which approximately $12.5 million was unused and available. These credit facilities do not include any covenants. We have agreed to provide Jiangsu Ever-Glory a counter-guarantee of not less than 70% of the maximum aggregate lines of credit and borrowings guaranteed by Jiangsu Ever-Glory and collateralized by the assets of Jiangsu Ever-Glory and its equity investee, Nanjing Knitting, under agreements executed between the Company, Jiangsu Ever-Glory, Nanjing Knitting, and the banks. The maximum aggregate lines of credit and available borrowings was approximately $40.62 million (RMB 250 million) and approximately $17.4 (RMB 107 million) was provided to Jiangsu Ever-Glory as the counter guarantee as of December 31, 2014.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004 the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of December 31, 2014, the market foreign exchange rate had increased to 6.15 RMB to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future, and will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel, Taixin, He Meida, Huirui, Shanghai LA GO GO, Tianjin LA GO GO and Jiangsu LA GO GO (whose functional currency is RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation lost (gain) for the years ended December 31, 2014 and 2013 was approximately ($0.5) million and $1.9 million respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Item 7A. QUANTATITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Ever-Glory International Group, Inc.

We have audited the accompanying consolidated balance sheets of Ever-Glory International Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, equity and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of Ever-Glory International Group, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ever-Glory International Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The Company has significant transactions and relationships with related parties, including entities controlled by the Company’s Chairman and Chief Executive Officer and by the Company’s major shareholder, which are described in Note 12 to the consolidated financial statements.  Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist.

/s/ GHP Horwath, P.C.

Denver, Colorado

March 31, 2015

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2014 AND 2013

	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$34,134,239	$27,772,878
Accounts receivable	91,874,693	80,317,630
Inventories	70,270,213	75,190,197
Value added tax receivable	2,697,080	2,620,277
Other receivables and prepaid expenses	3,523,862	1,821,695
Advances on inventory purchases	3,916,913	6,010,027
Amounts due from related parties	1,651,987	1,896,376
Total Current Assets	208,068,987	195,629,080

LAND USE RIGHT, NET	4,041,284	2,821,471
PROPERTY AND EQUIPMENT, NET	20,102,976	18,370,327
TOTAL ASSETS	$232,213,247	$216,820,878

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loans	$60,216,950	$53,338,748
Accounts payable	58,923,234	72,855,960
Accounts payable and other payables - related parties	3,895,578	4,102,456
Other payables and accrued liabilities	20,911,191	16,128,514
Value added and other taxes payable	6,217,081	5,399,187
Income tax payable	5,523,173	489,307
Deferred tax liabilities	3,874,594	7,391,029
Total Current Liabilities	159,561,801	159,705,201

TOTAL LIABILITIES	159,561,801	159,705,201

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Stockholders' equity:
Preferred stock ($.001 par value, authorized 5,000,000 shares, no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares, 14,784,094 and 14,781,241 shares issued and outstanding As of December 31, 2014 and December 31, 2013, respectively)	14,784	14,781
Additional paid-in capital	3,587,195	3,572,157
Retained earnings	67,659,920	53,618,026
Statutory reserve	12,536,641	10,212,268
Accumulated other comprehensive income	8,277,248	8,783,425
Amounts due from related party	(19,424,342)	(19,084,980)
Total Stockholders' Equity	72,651,446	57,115,677
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$232,213,247	$216,820,878

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

SALES	$460,141,151	$368,078,425

COST OF SALES	337,893,182	273,484,086

GROSS PROFIT	122,247,969	94,594,339

OPERATING EXPENSES
Selling expenses	67,729,492	51,772,169
General and administrative expenses	32,703,882	24,676,303
Total operating expenses	100,433,374	76,448,472

INCOME FROM OPERATIONS	21,814,595	18,145,867

OTHER INCOME (EXPENSE)
Interest income	1,238,050	1,186,402
Interest expense	(3,269,464)	(3,005,579)
Change in fair value of derivative liability	-	294,000
Other income	2,060,007	745,322
Total other income(expense)	28,593	(779,855)

INCOME BEFORE INCOME TAX EXPENSE	21,843,188	17,366,012

INCOME TAX EXPENSE	(5,476,921)	(6,627,434)

NET INCOME	16,366,267	10,738,578

Foreign currency translation (loss) gain	(506,177)	1,910,255
COMPREHENSIVE INCOME	$15,860,090	$12,648,833

EARNINGS PER SHARE:
Basic and diluted	$1.11	$0.73
Weighted average number of shares outstanding Basic and diluted	14,782,320	14,778,080

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

			Additional	Retained Earnings		Accumulated other	Amounts due
	Common Stock		paid-in		Statutory	comprehensive	from
	Shares	Amount	capital	Unrestricted	reserve	income	related party	Total
Balance at January 1, 2013	14,772,270	$14,772	$3,552,166	$46,774,001	$6,317,715	$6,873,170	$(33,573,977)	$29,957,847

Stock issued for compensation	8,971	9	19,991					20,000
Net income				10,738,578				10,738,578
Transfer to reserve				(3,894,553)	3,894,553			-
Net cash received from related party to repay amounts under counter guarantee agreement							14,488,997	14,488,997
Foreign currency translation gain						1,910,255		1,910,255
Balance at December 31, 2013	14,781,241	$14,781	$3,572,157	$53,618,026	$10,212,268	$8,783,425	$(19,084,980)	$57,115,677

Stock issued for compensation	2,853	3	15,038					15,041
Net income				16,366,267				16,366,267
Transfer to reserve				(2,324,373)	2,324,373			-
Net cash paid to related party under counter guarantee agreement (Note 13)							(339,362)	(339,362)
Foreign currency translation loss						(506,177)		(506,177)
Balance at December 31, 2014	14,784,094	$14,784	$3,587,195	$67,659,920	$12,536,641	$8,277,248	$(19,424,342)	$72,651,446

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,366,267	$10,738,578
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,531,500	6,468,807
Provision for doubtful accounts	1,789,482	-
Provision for obsolete inventories	4,967,335	8,043,762
Change in fair value of derivative liability	-	(294,000)
Deferred income tax	(3,471,009)	4,164,509
Stock-based compensation	15,041	19,996
Changes in operating assets and liabilities
Accounts receivable	(13,850,056)	(9,590,741)
Inventories	(510,933)	(35,405,694)
Value added tax receivable	(94,538)	337,102
Other receivables and prepaid expenses	(1,766,588)	(69,488)
Advances on inventory purchases	2,055,231	(2,041,826)
Amounts due from related parties	239,824	(2,714,527)
Accounts payable	(13,459,410)	21,202,556
Accounts payable and other payables- related parties	(1,285,130)	917,863
Other payables and accrued liabilities	4,896,564	5,161,972
Value added and other taxes payable	837,626	1,072,813
Income tax payable	5,060,974	(506,059)
Net cash provided by operating activities	9,322,180	7,505,623

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(10,791,280)	(8,181,327)
Proceeds from sale of property and equipment	161,019	46,386
Net cash used in investing activities	(10,630,261)	(8,134,941)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	138,412,754	116,023,547
Repayment of bank loans	(131,172,888)	(111,240,579)
Repayment of payable to officers and employees	-	(2,387,429)
Repayment of loans from related party	4,358,082	26,552,049
Advances to related party	(5,043,700)	(10,335,827)
Interest income received from related party	1,301,600	-
Net cash provided by financing activities	7,855,848	18,611,761

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(186,406)	424,477

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,361,361	18,406,920

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	27,772,878	9,365,958

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,134,239	$27,772,878

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Non-cash investing and financing activities:
Accrued interest income on amounts due from related party under counter-guarantee agreement (Note 13)	$1,074,678	$1,032,380
Interest	$3,269,464	$3,005,579
Income taxes	$3,904,575	$2,725,126

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 AND 2013

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION

Ever-Glory International Group, Inc. (the “Company”), together with its subsidiaries, is an apparel manufacturer, supplier and retailer in The People's Republic of China ("China or "PRC"), with a wholesale segment and a retail segment. The Company’s wholesale business consists of recognized brands for department and specialty stores located in China, Europe, Japan and the United States. The Company’s retail business consists of flagship stores and store-in-stores for the Company’s own-brand products. The following are the Company’s subsidiaries as of December 31, 2014:

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

Shanghai Ya Lan Fashion Company Limited (“Ya Lan”), a wholly-owned subsidiary of Shanghai LA GO GO, was incorporated in the PRC in 2014.

Xizang He Meida Trading Company Limited (“He Meida”), a wholly-owned subsidiary of Ever-Glory Apparel, was incorporated in the PRC in 2014.

Tianjin LA GO GO Fashion Company Limited (“Tianjin LA GO GO”), a joint venture of Ever-Glory Apparel and Catch-Luck, was incorporated in the PRC in 2014.

Chuzhou Huirui Garments Co. Ltd. (“Huirui”), a wholly-owned subsidiary of Ever-Glory Apparel, was incorporated in the PRC in 2014.

The Company’s wholesale operations are provided primarily through the Company’s PRC subsidiaries, Goldenway, Catch-Luck, New Tailun, Ever-Glory Apparel, TaiXin, Huirui and the Company’s Samoa subsidiary, Ever-Glory HK. The Company’s retail operations are provided through its subsidiaries, Shanghai La Go Go, Jiangsu La Go Go, Tianjin LA GO GO, Ya Lan and He Meida.

On June 26, 2014, Shanghai LA GO GO entered into a contract with Shanghai Yiduo Fashion Company Limited (“Shanghai Yiduo”) to acquire 78% of the shares of Shanghai Yiduo for $0.75 million (RMB4.6 million).  Shanghai Yiduo is currently owned by unrelated third parties and operates design and development of women’s apparel for Mecox Lane, one of China’s leading online platforms for apparel and apparel accessories. The acquisition price was to be paid as follows.

Payment Date	Amount
Before July 8, 2014	$0.45 million
Before September 28, 2014	0.22 million
Within 10 days after Shanghai Yiduo collects all the accounts receivable from Mecox Lane	0.08 million
TOTAL	0.75 million

The first $0.45 million and second $0.22 million installments were paid by the Company to Shanghai Yiduo in July and October 2014 and were financed by working capital. The last $0.08 million was paid by the Company to Shanghai Yiduo on March 27, 2015 when Shanghai Yiduo collected all the accounts receivable from Mecox Lane. The Company gained effective control of Shanghai Yiduo by the end of March 2015 and Shanghai Yiduo will be consolidated in the first quarter report of 2015. Management of the Company believes that the acquisition will improve the Company’s design and product development ability.

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

As of December 31, 2014 and 2013 $1,789,482 and nil of provision for doubtful accounts has been made in the consolidated financial statements respectively.

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

Depreciation is provided on a straight-line basis, less estimated residual value, over the assets’ estimated useful lives.  The estimated useful lives are as follows:

Property and plant	15-20 Years
Leasehold improvements	10 Months to 2 Years
Machinery and equipment	5-10 Years
Office equipment and furniture	3-5 Years
Motor vehicles	5 Years

Land Use Rights

All land in the PRC is owned by the government and cannot be sold to any individual or company.  However, the government may grant a “land use right” to occupy, develop and use land. The Company records land use rights obtained as intangible assets at cost, which is amortized evenly over the grant period of 50 years.

Long-Lived Assets

Long-lived assets, property, equipment and land use rights held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. There were no impairments of long-lived assets as of December 31, 2014.

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

At December 31, 2014, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions that management considers to be of a high quality.

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

Revenue and Cost Recognition

The Company recognizes wholesale revenue from product sales, net of value added taxes, upon delivery for local sales and upon shipment of the products for export sales, at which time title passes to the customer provided that there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable and collectability is deemed probable. The Company recognizes wholesale revenue from manufacturing fees charged to buyers for the assembly of garments from materials provided by the buyers upon completion of the manufacturing process and upon delivery to the buyer for local sales and upon shipment of the products for export sales, provided that there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable and collectability is deemed probable. Retail product sales are recorded net of promotional discounts, rebates, and return allowances. Retail store sales are recognized at the time of register receipt. Retail online sales are recognized when the products are shipped and the customer receives the products because the Company retains a portion of the risk of loss on these sales during transit.

Cost of goods sold includes the direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment, and rent and commission due to department stores consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

Local transportation charges and production inspection charges are included in selling expenses and totaled $190,319 and $113,727 in the years ended December 31, 2014 and 2013, respectively.

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development costs included in general and administrative expenses for the years ended December 31, 2014 and 2013 amounted to $2,260,148 and $1,179,918, respectively.

Government subsidies

Government subsidies are recognized when received and when all the conditions for their receipt have been met. Subsidies that compensate the Company for expenses incurred are recognized as a reduction of expenses in the consolidated statements of operations. Subsidies that are not associated with expenses are recognized as other income. One of the Company’s PRC subsidiaries received government subsidies of $1,275,791 and $683,820 for the years ended December 31, 2014 and 2013, respectively, which was recorded in other income when subsidies were received and all the conditions were met.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2014 and 2013. The Company’s effective tax rate differs from the PRC statutory rate primarily due to non-deductible expenses, temporary differences, and preferential tax treatment.

The Company files income tax returns with the relevant government authorities in the U.S. and the PRC.

Foreign Currency Translation and Other Comprehensive Income

The reporting currency of the Company is the U.S. dollar. The functional currency of Ever-Glory, Perfect Dream and Ever-Glory HK is the U.S. dollar. The functional currency of Goldenway, New Tailun, Catch-luck, Ever-Glory Apparel, Shanghai LA GO GO, Jiangsu LA GO GO, Tianjin LA GO GO, He Meida, Huirui and Taixin is the Chinese RMB.

For the subsidiaries whose functional currency is the RMB, all assets and liabilities are translated at the exchange rate on the balance sheet date; equity is translated at historical rates and items in the statement of income are translated at the average rate for the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity and amounted to $8,276,996 and $8,783,425 as of December 31, 2014 and 2013, respectively. Assets and liabilities at December 31, 2014 and 2013 were translated at RMB6.15 and RMB6.11 to $1.00 respectively. The average translation rates applied to income statement accounts and statement of cash flows for the years ended December 31, 2014 and 2013 were RMB6.15 and RMB6.20 to $1.00, respectively. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Translation gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred and amounted to $55,064 and $575,382 for the years ended December 31, 2014 and 2013, respectively.

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

The Company applies ASC 280 “Segment Reporting” which establishes standards for operating information regarding operating segments in financial statements and requires selected information for those segments to be presented in financial reports issued to stockholders. ASC 280 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company reports financial and operating information in two segments:

(1)  Wholesale apparel manufacture and sales

(2)  Retail sales of own-brand clothing

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)", and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on the consolidated financial statements.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s consolidated financial statements.

NOTE 3 INVENTORIES

Inventories at December 31, 2014 and 2013 consisted of the following:

	December 31, 2014	December 31, 2013
Raw materials	$2,779,719	$5,658,519
Work-in-progress	15,197,489	25,862,185
Finished goods	69,168,169	55,664,077
	87,145,377	87,184,781
Less: allowance for obsolete inventories	(16,875,164)	(11,994,584)
Total inventories	$70,270,213	$75,190,197

NOTE 4 LAND USE RIGHTS

In 2006, the Company obtained a fifty-year land use right on 112,442 square meters of land in the Nanjing Jiangning Economic and Technological Development Zone.

In 2014, the Company obtained a fifty-year land use right on 23,333 square meters of land in the Suzhou Kunshan Jinxi Tower Jinxing Road.

Land use rights at December 31, 2014 and 2013 consisted of the following:

	2014	2013
Land use rights	$4,476,062	$3,163,861
Less: accumulated amortization	(434,778)	(342,390)
Land use rights, net	$4,041,284	$2,821,471

Amortization expense was $92,385 and $73,385 for the years ended December 31, 2014 and 2013, respectively. Future expected amortization expense for land use rights is approximately $90,000 for each of the next five years.

NOTE 5 PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2014 and 2013:

	2014	2013
Property and plant	$17,326,728	$16,929,771
Leasehold improvements	14,472,606	12,870,846
Construction-in-progress	2,197,881	1,171,788
Equipment and machinery	3,383,250	3,504,666
Office equipment and furniture	2,601,606	2,096,829
Motor vehicles	1,191,341	926,581
	41,173,412	37,500,481
Less: accumulated depreciation	(21,070,436)	(19,130,154)
Property and equipment, net	$20,102,976	$18,370,327

Depreciation expense was $7,457,993 and $6,395,422 for the years ended December 31, 2014 and 2013, respectively.

NOTE 6 OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2014 and 2013 consisted of the following:

	2014	2013
Accrued professional fees	$83,259	$57,336
Advance from customers	1,583,291	2,843,374
Accrued wages and welfare	6,669,524	6,121,912
Other payables	12,575,117	7,105,892
Total other payables and accrued liabilities	$20,911,191	$16,128,514

NOTE 7 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short term bank loans consisted of the following as of December 31, 2014 and 2013.

Bank	December 31, 2014	December 31, 2013
Nanjing Bank	$17,357,412	$18,526,618
Bank of Communications	13,021,612	9,245,108
Industrial and Commercial Bank of China	11,375,000	1,799,600
HSBC	6,766,960	3,499,552
Pin An Bank	3,867,605	2,196,102
China Minsheng Banking	3,250,000	4,953,069
Shanghai Pudong Development Bank	3,250,000	-
Bank of China	1,328,361	8,210,699
Bank of Everbright	-	3,272,000
Huaxia Bank	-	1,636,000
	$60,216,950	$53,338,748

In June 2014, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $8.13 million (RMB50 million). These loans are guaranteed by Mr. Kang and Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of December 31, 2014, Goldenway had borrowed $8.13 million (RMB50 million) under this line of credit with an annual interest rate of 3.1% and due on various dates from April to May 2015.

In July 2014, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.75 million (RMB60 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of December 31, 2014, Ever-Glory Apparel had borrowed $3.25 million (RMB20 million) from Nanjing Bank with annual interest rate of 3.1% and due on various dates from April to May 2015. Ever-Glory Apparel had also borrowed $3.54 million from Nanjing Bank with annual interest rates ranging from 2.88% to 3.12% and due on various dates from January to March 2015, and collateralized by approximately $5.06 million of accounts receivable from wholesale customers. At December 31, 2014, approximately $2.96 million was unused and available under this line of credit.

In July 2014, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.25 million (RMB20 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of December 31, 2014, LA GO GO had borrowed $2.44 million (RMB15 million) under this line of credit with an annual interest rate of 6.16% and due on various dates from January to April 2015. At December 31, 2014, approximately $0.81 million (RMB5 million) was unused and available under this line of credit.

In January 2014, Ever-Glory Apparel entered into a line of credit agreement for approximately $8.45 million (RMB52 million) with the Bank of Communications and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among the Company, Jiangsu Ever-Glory, Nanjing Knitting and the bank. As of December 31, 2014, Ever-Glory Apparel had borrowed $4.06 million (RMB25 million) with an annual interest rate of 6.9% and due on various dates from February to March 2015. Ever-Glory Apparel had also borrowed $4.08 million from the Bank of Communications with annual interest rates ranging from 3.72% to 3.84% and due on various dates from January to March 2015, and collateralized by approximately $5.83 million of accounts receivable from wholesale customers. At December 31, 2014, approximately $0.31 million was unused and available under this line of credit.

In July 2013, LA GO GO entered into a line of credit agreement for approximately $5.36 million (RMB33 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of December 31, 2014, LA GO GO had borrowed $4.88 million (RMB30 million) from the Bank of Communications with annual interest rates ranging from 6.60% to 6.62% and due on various dates from June to August 2015. At December 31, 2014, approximately $0.48 million was unused and available under this line of credit.

In January 2014, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $9.75 million (RMB60 million). These loans are collateralized by the Company’s property and equipment. As of December 31, 2014, Goldenway had borrowed $6.50 million (RMB40 million) under this line of credit with an annual interest rate of 6.18% and due on various dates from March to April 2015. At December 31, 2014, approximately $3.25 million was unused and available under this line of credit.

In January 2014, Ever-Glory Apparel entered into a line of credit agreement for approximately $6.50 million (RMB40 million) with Industrial and Commercial Bank of China and guaranteed by Goldenway. As of December 31, 2014, Ever-Glory Apparel had borrowed $4.88 million (RMB 30 million) under this line of credit with an annual interest rate of 5.64% and due on various dates from May to June 2015. At December 31, 2014, approximately $1.62 million was unused and available under this line of credit.

In July 2011, Ever-Glory Apparel and Perfect Dream collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $7.0 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of December 31, 2014, Ever-Glory Apparel had borrowed $6.77 million from HSBC with an annual interest rates ranging from 3.33% to 5.88%, due on various dates from January to February 2015, and collateralized by approximately $9.03 million of accounts receivable from wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of December 31, 2014, approximately $0.23 million was unused and available.

As of December 31, 2014, Ever-Glory Apparel had borrowed $3.87 million from Ping An Bank, with annual interest rate of 5.4% and due on various dates from January to March 2015, and collateralized by approximately $5.53 million of accounts receivable from wholesale customers.

As of December 31, 2014, LA GO GO had borrowed $3.25 million (RMB 20 million) from China Minsheng Bank, with annual interest rate of 6.3% and due in August 2015. This loan is guaranteed by Ever-Glory Apparel and Mr. Kang.

In November 2014, Goldenway entered into a line of credit agreement with Shanghai Pudong Development Bank, which allows the Company to borrow up to approximately $3.25 million (RMB20 million). These loans are guaranteed by Ever-Glory Apparel and Jiangsu Ever-Glory. These loans are also collateralized by Jiangsu Ever-Glory’s property and equipment. As of December 31, 2014, Goldenway had borrowed $3.25 million (RMB 20 million) from Shanghai Pudong Development Bank, with annual interest rate of 5.7% and due in May 2015.

In November 2013, Ever-Glory Apparel entered into a line of credit agreement for approximately $5.69 million (RMB35 million) with the Bank of China and guaranteed by Jiangsu Ever-Glory and Mr. Kang. As of December 31, 2014, Ever-Glory Apparel had borrowed $1.33 million with an annual interest rate of 3.73% and due in February 2015 under this line of credit and collateralized by approximately $1.9 million of accounts receivable from wholesale customers.

All loans have been repaid before or at maturity date.

Total interest expense on bank loans amounted to $3,269,464 and $3,005,579 for the year ended December 31, 2014 and 2013, respectively.

The annual average interest rate of bank loans was 5.76% and 6.00% for the year ended December 31, 2014 and 2013, respectively.

NOTE 8 DERIVATIVE LIABILITY

At December 31, 2013, the Company had one outstanding forward foreign exchange option contract (sell US dollars for RMB), with a notional amount of US$3,000,000, that expired in September 2014. The fair value of this contract at December 31, 2013, as well as gains and losses realized on other foreign currency derivative activity during 2014 and 2013 were not significant.

In October 2014, we entered into another forward foreign exchange option contract (sell EUR dollars for RMB), with a notional amount of EUR $60,000, that expires in March 2015. The fair value of this contract at December 31, 2014 was not significant.

NOTE 9 INCOME TAX

The Company’s operating subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (“the Income Tax Laws”).

All PRC subsidiaries, except for He Meida, are subject to income tax at the 25% statutory rate.

He Meida incorporated in Xizang (Tibet) Autonomous Region is subject to income tax at the 15% statutory rate.

Perfect Dream was incorporated in the British Virgin Islands (BVI), and under the current laws of the BVI dividends and capital gains arising from the Company’s investments in the BVI are not subject to income taxes.

Ever-Glory HK was incorporated in Samoa, and under the current laws of Samoa has no liabilities for income taxes.

Although the Company’s parent entity is a US entity, the Company’s primary operations are through subsidiaries located in China, certain apparel manufacturing is performed outside of China in Southeast Asia, sales are made globally. Therefore, the Company uses significant judgment to calculate and provide for income taxes in each of the tax jurisdictions in which it operates. In the ordinary course of the Company’s business, there are transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of transfer pricing for transactions with the Company’s subsidiaries, potential challenges to nexus, value added estimates, and similar matters. In September 2009, the Company formed its subsidiary, Ever-Glory HK, domiciled in Samoa, in order to engage in certain limited import and export of apparel, fabric and accessories, as well as to efficiently address currency exchange matters with international transactions. Over the past few years, the operational matters handled by this subsidiary have expanded with respect to sub-contracting of certain manufacturing work outside of China, as well as to other operational matters with non-PRC customers and vendors. Additionally, over this time period, tax guidance, rules and positions taken by the PRC with respect to transfer pricing issues have evolved, and in certain cases, become more standardized. As part of the Company’s on-going process of evaluating our tax positions, the Company considered various factors as they relate to its Samoan subsidiary and as related to intercompany transactions. This evaluation resulted in a change in the Company’s estimate of exposure to potential unfavorable outcomes related to these uncertainties, and the Company recorded a tax liability of approximately $3,186,000 as of December 31, 2013 based on the probability for such outcomes.

The Company and the PRC Tax Bureau have agreed that payments on the tax liability $ 3,186,000 will be made by the Company prospectively over the next two to three year period. Approximately $111,023 was paid as of December 31, 2014. Beginning January 1, 2014, all net income generated from Ever-Glory HK has been reported as a taxable income at 25% tax rate in PRC.

The PRC’s Enterprise Income Tax Law imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise in PRC to its immediate holding company outside China; such distributions were exempted under the previous income tax law and regulations. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. The foreign invested enterprise became subject to the withholding tax starting from January 1, 2008. Given that the undistributed profits of the Company's subsidiaries in China are intended to be retained in China for business development and expansion purposes, no withholding tax accrual has been made.

After the tax liability adjustment resulted from the reevaluation of the Company’s tax position (resulting in the company allocating substantially all of the earnings of the Samoan subsidiary to the PRC and reporting such earnings as taxable in the PRC), pre-tax income for the years ended December 31, 2014 and 2013 was taxable in the following jurisdictions:

	2014	2013
PRC	$21,968,110	$26,617,298
Samoa	-	(9,521,787)
BVI	(114,881)	(3,499)
Others	(10,041)	274,000
	$21,843,188	$17,366,012

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the years ended December 31, 2014 and 2013, respectively:

	2014	2013
PRC statutory rate	25.0%	25.0%
Non-taxable items	-	(0.6)
Preferential tax treatment	(1.1)	-
Effect of foreign income tax rates	0.1	-
Effect of reevaluation of tax positions	-	13.7
Other	1.1	0.1
Effective income tax rate	25.1%	38.2%

Income tax expense for the year ended December 31, 2014 and 2013 is as follows:

	2014	2013
Current	$8,993,356	$2,345,500
Deferred	(3,516,435)	4,281,934
Income tax expense	$5,476,921	$6,627,434

The Company has not recorded U.S. deferred income taxes on approximately $67,659,920 of its non-U.S. subsidiaries’ undistributed earnings because such amounts are intended to be reinvested outside the United States indefinitely. If these earnings were repatriated to the United States, the Company would be required to accrue and pay U.S. federal income taxes and foreign withholding taxes, as adjusted for foreign tax credits. Determination of the amount of any unrecognized deferred income tax liability on these earnings is not practicable.

NOTE 10 EARNINGS PER SHARE

Basic and diluted earnings per share for 2014 and 2013 were calculated as follows:

	2014	2013
Weighted average number of common shares- Basic and diluted	14,782,320	14,778,080

Earnings per share - basic and diluted	$1.11	$0.73

NOTE 11 STOCKHOLDERS’ EQUITY

Stock Issued to Independent Directors

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

As of December 31, 2014, New-Tailun and Catch-Luck had fulfilled the 50% statutory reserve contribution requirement; therefore no further transfers are required for those entities. In 2014, Goldenway appropriated $227,532 Ever-Glory Apparel appropriated $467,949, Shanghai LA GO GO appropriated $1,104,403, Jiangsu LA GO GO appropriated $361,789, He Meida appropriated $81,350 and Taixin appropriated $81,350 to the statutory reserve.

NOTE 12 RELATED PARTY TRANSACTIONS

Mr. Kang is the Company’s Chairman and Chief Executive Officer. Ever-Glory Enterprises (HK) Ltd. (Ever-Glory Enterprises) is the Company’s major shareholders. Mr. Xiaodong Yan was Ever-Glory Enterprises’ sole shareholder. Mr. Huake Kang, Mr. Kang’s son, acquired 83% interest of Ever-Glory Enterprises in 2014. All transactions associated with the following companies controlled by Mr. Kang or his son are considered to be related party transactions, and it is possible that the terms of these transactions may not be the same as those that would result from transactions between unrelated parties. All related party outstanding balances are short-tem in nature and are expected to be settled in cash.

Other income from Related Parties

Included in other income for the year ended December 2013 is rent revenue from entities controlled by Mr. Kang under operating lease agreements as follows.  There was no such income in 2014.

2013
EsCeLav	$12,105
Nanjing Eight-One-Five Hi-Tech (M&E) Co.,Ltd.	16,140
Total	$28,245

JiangsuWubijia trading company limited (“JiangsuWubijia”) is an entity engaged in high-grade home goods sales and controlled by Mr. Kang. JiangsuWubijia has sold their home goods on consignment in some Company’s retail stores since the third quarter of 2014. During the year ended December 31, 2014, the Company received other income $54,682 from the customers and paid $49,223 to Wubijia through the consignment. The net profit of $5,459 was recorded as other income.

Other expenses due to Related Parties

Included in other expenses for the years ended December 31, 2014 and 2013 are rent costs due to entities controlled by Mr. Kang under operating lease agreements as follows (See details at Note 13):

	2014	2013
Jiangsu Ever-Glory	$51,088	$50,680
Kunshan Enjin	45,979	41,757
Total	$97,067	$92,437

The Company leases Jiangsu Ever-Glory's factory as the factory is in a location where there is a good supply of experienced workers. The Company leases Kunshan Enjin's warehouse space because the location is convenient for transportation and distribution.

Purchases from, and Sub-contracts with Related Parties

Shanghai Weiwen Fashion Company Ltd. (Shanghai Weiwen) was incorporated in the PRC in 2012. This company designs and sells women’s apparel utilizing the “Velwin” brand. Shanghai Weiwen is owned by Mr. Kang. Shanghai YaLan entered an agreement with Shanghai Weiwen in April 2014 to purchase the “Velwin” brand along with existing inventory of Shanghai Weiwen. No customer relationships, production facilities, or other operating assets were acquired. Management of the Company believes that this asset purchase will provide the Company with additional multi-brand advantages. The purchase price of the inventory and brand was approximately $2.58 million.

Shanghai Sea to Sky Fashion Company Ltd. (Shanghai Sea to Sky) was incorporated in the PRC in 2012. This company designs and sells women’s apparel utilizing the “Sea to Sky” brand. Shanghai Sea to Sky is owned by Mr. Kang. Shanghai LA GO GO entered an agreement with Shanghai Sea to Sky in April 2014 to purchase the “Sea to Sky” brand along with existing inventory of Shanghai Sea to Sky. No customer relationships, production facilities, or other operating assets were acquired. Management of the Company believes that this asset purchase will provide the Company with additional multi-brand advantages. The purchase price of the inventory and brand was approximately $0.64 million.

The Company purchased raw materials of $1,895,721 and $726,288 during the years ended 2014 and 2013, respectively, from Nanjing Knitting.

In addition, the Company sub-contracted certain manufacturing work to related companies totaling $27,807,852 and $16,787,399 for the years ended December 31, 2014 and 2013, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors. Mr. Kang acquired two more manufacturing factories, Chuzhou Huarui and Fengyang Huarui, in 2014 and the Company sub-contracted manufacturing work to these two new related parties.

Sub-contracts with related parties included in cost of sales for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Ever-Glory Vietnam	$12,236,172	$8,716,372
Chuzhou huarui	6,679,444	-
Ever-Glory Cambodia	3,842,723	6,628,314
Fengyang huarui	3,482,892	-
Nanjing Ever-Kyowa	1,566,621	1,135,851
Jiangsu Ever-Glory	-	41,797
Nanjing Knitting	-	254,812
EsC'Lav	-	10,253
Total	$27,807,852	$16,787,399

Accounts Payable – Related Parties

The accounts payable to related parties at December 31, 2014 and 2013 are as follows:

	2014	2013
Ever-Glory Vietnam	$1,883,556	2,473,271
Fengyang huarui	622,060	-
Nanjing Ever-Kyowa	479,032	261,955
Chuzhou huarui	414,583	-
Ever-Glory Cambodia	291,121	582,453
Nanjing Knitting	199,766	784,777
JiangsuWubijia	5,460	-
Total	$3,895,578	$4,102,456

Amounts Due From Related Parties – Current Assets

The amounts due from related parties at December 31, 2014 and 2013 are as follows:

	2014	2013
Jiangsu Ever-Glory	$1,582,679	$1,738,879
Nanjing Eight-One-Five Hi-Tech (M&E) Co. Ltd.	20,558	145,206
Sea to sky	48,750
EsC'eLav	-	12,291
Total	$1,651,987	$1,896,376

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. During 2014 and 2013, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices.  The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at cost for $2,100,658 and $703,353 during 2014 and 2013, respectively.  Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at cost for $160,658 and $76,518 during 2014 and 2013, respectively.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting (NOTE 7), the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of December 31, 2014 and 2013, Jiangsu Ever-Glory has provided guarantees for approximately $40.62 million (RMB 250 million) (2014) and $44.01 million (RMB 269 million) (2013) of lines of credit obtained by the Company. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $22.1 million (RMB 136 million) (2014) and $16.91 million (RMB 103 million) (2013).  Mr. Kang has also provided a personal guarantee for $35.43 million (RMB 218 million) (2014) and $20.78 million (RMB 127 million) (2013).

At December 31, 2013, $16.79 million (RMB 103 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the year ended December 31, 2014, an additional $5.04 million (RMB 31 million) was provided to and repayment of $4.36 million (RMB 27 million) was received from Jiangsu Ever-Glory under the counter-guarantee agreement. As of December 31, 2014, the amount of the counter-guarantee had been increased to $17.36 million (RMB 107 million) (the difference represents currency exchange adjustment of $0.11 million), which was 42.7% of the aggregate amount of lines of credit. This amount plus accrued interest of $2.06 million (2014) and $2.29 million (2013) have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. At December 31, 2014 and 2013, the amount classified as a reduction of equity was $19.42 million and $19.08 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. Interest income for the years ended December 31, 2014 and 2013 was approximately $1.07 million and $1.03 million, respectively.

NOTE 13 COMMITMENTS AND CONTINGENCIES

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

Operating Lease Commitment

The Company has entered the operating lease agreement with Jiangsu Ever-Glory since inception of the Company. The leased factory is located in Nanjing Shangfang Town. The lease term is one year and can be renewed once a year. On January 1, 2015, the Company renewed the lease which expires on December 31, 2015, at an annual rental of $50,000 (RMB 314,000). For the years ended December 31, 2014 and 2013, the Company recognized rental expense in the amounts of approximately $51,088 and $50,680, respectively.

The Company has entered the operating lease agreement with Kunshan Enjin as LA GO GO’s Logistics warehouse since inception of the Company. The leased warehouse is located in Suzhou Kunshan. The lease term is one year and can be renewed once a year. On January 1, 2015, the Company renewed the lease which expires on December 31, 2015, at an annual rental of $45,979 (RMB 282,600). For the years ended December 31, 2014 and 2013, the Company recognized rental expense in the amounts of approximately $45,979 and $41,757, respectively.

The company has entered the operating lease agreement with Shahe Village for approximately 10 Mu of land in Shahe Village, Shanghai. The term of the lease is 40 years starting from January 1, 2013, with an annual rent of $0.42 million (RMB 2.6 million) for the first 5 years. The rent will increase by $16,000 (RMB 100,000) every five years. For the year ended December 31, 2014, total rental expense was $481,795.

The Company leases retail space, warehouses and office facilities under operating leases expiring on various dates through 2016. The majority of the Company’s retail leases is for twelve-month periods and provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a rent liability in the consolidated balance sheets and the corresponding rent expense when management determines that achieving the specified levels during the fiscal year is probable. Total rent expense was $75,796,509 and $64,885,278 for the years ended December 31, 2014 and 2013, respectively.  Future minimum lease payments for leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

Year ending December 31,
2015	423,000
2016	423,000
2017	423,000
2018	440,000
2019	440,000
Thereafter	16,270,000
$18,419,000

Legal Proceedings

There is no material pending legal proceeding to which the Company is a party.

NOTE 14 CONCENTRATIONS AND RISKS

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Based on management’s assessment of the amount of probable credit losses, if any, in existing accounts receivable, management has concluded that no allowance for doubtful accounts is necessary at December 31, 2014 and 2013. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability.

The Company had one wholesale customer that represented approximately 11.7% of the Company’s revenues for the year ended December 31, 2014 and had no customers that represented more than 10% of the Company’s revenues for the year ended December 31, 2013.

For the Company’s wholesale business during 2014 and 2013, no supplier represented more than 10% of the total raw materials purchased.

For the Company’s retail business, the Company had no supplier represented more than 10% of the total raw materials purchased during 2014 and relied on two suppliers for 15% and 12% of total raw materials purchased, respectively, during 2013.

For the wholesale business, the Company relied on one manufacturer for 17% of total purchased finished goods during 2014. The Company relied on two manufacturers for 13% and 11% of total purchased finished goods, respectively, during 2013.

For the retail business, the Company did not rely on any single manufacturer for more than 10% of total purchased finished goods during 2014 and 2013.

The Company’s revenues for the years ended December 31, 2014 and 2013 were earned in the following geographic areas:

	2014	2013
The People’s Republic of China	$98,081,818	$80,541,243
Germany	27,077,330	19,043,278
United Kingdom	22,108,806	23,566,685
Europe-Other	33,263,673	18,703,908
Japan	17,877,430	22,182,271
United States	17,062,827	14,308,739
Total wholesale business	215,471,884	178,346,124
Retail business	244,669,267	189,732,301
Total	$460,141,151	$368,078,425

Substantially all of the Company’s long-lived assets were attributable to the PRC as of December 31, 2014 and 2013.

NOTE 15 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)  Wholesale segment

(b)  Retail segment

	Wholesale segment	Retail segment	Total
December 31, 2014
Segment profit or loss:
Net revenue from external customers	$215,471,884	$244,669,267	$460,141,151
Income from operations	$10,999,756	$10,814,839	$21,814,595
Interest income	$1,186,094	$51,956	$1,238,050
Interest expense	$2,694,460	$575,004	$3,269,464
Depreciation and amortization	$1,078,168	$6,453,332	$7,531,500
Income tax expense	$2,468,540	$3,008,381	$5,476,921

December 31, 2013
Segment profit or loss:
Net revenue from external customers	$178,346,124	$189,732,301	$368,078,425
Income from operations	$10,183,770	$7,962,097	$18,145,867
Interest income	$1,154,160	$32,242	$1,186,402
Interest expense	$2,695,683	$309,896	$3,005,579
Depreciation and amortization	$996,807	$5,472,000	$6,468,807
Income tax expense	$4,470,690	$2,156,744	$6,627,434

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

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended December 31, 2014. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of December 31, 2014. Our disclosure controls and procedures were not effective because of the “material weaknesses” described below under “Management’s Annual Report on Internal Controls Over Financial Reporting”.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in Internal Control—Integrated Framework. Because of the material weaknesses described in the following paragraphs, management believes that, as of December 31, 2014, our internal control over financial reporting was not effective based on those criteria.

A “material weakness” is defined under the SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls. As a result of its review, management concluded that we had material weaknesses in our internal control over financial reporting process consisting of the following:

●	The personnel primarily responsible to the preparation of our financial statements do not have requisite levels of knowledge, experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements.

●	No formal plan to provide applicable training for our financial and accounting staff to enhance our understanding of U.S. GAAP and internal control over financial reporting;

Remediation of Material Weaknesses

During the year ended December 31, 2014, we implemented the following measures to remediate the material weaknesses identified:

●	We provide applicable training to our accounting and internal controls staff to enhance our understanding of U.S. GAAP and internal control over financial reporting;

Despite the above measures which were intended to address the identified material weaknesses as well as to enhance our overall internal control environment, management concluded that as of December 31, 2014, the material weaknesses identified above had not been fully remediated.

Management Plan to Remediate Material Weaknesses

We intend to continue implementing the following measures to remediate the material weaknesses identified:

●

Develop a formal plan to require our financial and accounting staff to participate in applicable training to enhance and keep up-to-date our understanding of U.S. GAAP and internal control over financial reporting; and

●	Hire an external consultant or a consulting firm who has adequate US GAAP and SEC reporting knowledge and experience to supervise and review our financial reporting process.

Changes in Internal Control Over Financial Reporting

Other than described above, during the fourth quarter of the fiscal year ended December 31, 2014, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table includes the names, positions held, and ages of our current executive officers and directors as of December 31, 2014:

Name	Age	Position	Held Position Since

Edward Yihua Kang	52	Chief Executive Officer, President, and Director	2005

Jiajun Sun	42	Chief Operating Officer and Director	2005

Jason Jiansong Wang	36	Chief Financial Officer and Secretary	2010

Jianhua Wang(1)(2)	48	Director	2014

Zhixue Zhang (1)(2)	48	Director	2008

Merry Tang (1) (2)	55	Director	2011

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

Jianhua Wang was appointed as a member of the Board of Directors and chairman of the nominating & governance committee in September 24, 2014, and serves on the Audit Committee and compensation committee. Mr. Wang is the Chief Lawyer of Wang Jianhua Law Offices, a boutique law firm based in Kunshan city, Jiangsu Province. Mr. Wang had more than 20 years of practicing experience in corporate, securities and business laws in China. He held numerous honors and distinctions, including being listed as one of Outstanding Young Lawyers of Jiangsu Province. He was a member of the Standing Committee of People’s Political Consultant Committee of Kunshan City. He is currently a member of the Advisory Board of Legal Affairs of The People’s Government of Kunshan City, Vice Chairman of the Entrepreneurs Chamber of Commerce of Peking University Alumni of Suzhou City, Vice Chairman of the Bar of Kunshan City, a member of the Social Security and Labor Law Committee of the Jiangsu Provincial Bar. He had a master degree in Executive Master of Business Administration (EMBA) from Guanghua School of Management Peking University.

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

Board’s Role in Risk Oversight

Our Board of Directors has overall responsibility for risk oversight. To effectively achieve the goal of efficient risk management, the Board has delegated responsibility for the oversight of specific risks to Board committees as follows:

●	The Audit Committee oversees our risk policies and processes relating to the financial statements and financial reporting processes, as well as key credit risks, liquidity risks, market risks and compliance, and the guidelines, policies and processes for monitoring and mitigating those risks.

●	The Compensation Committee oversees risks related to our director compensation.

●	The Nominating and Corporate Governance Committee identifies and proposes new potential director nominees to the board of directors and review our corporate governance policies.

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

Board Committees

In March 2008, the Board created the Audit Committee and the Compensation Committee and has adopted charters for these committees. In December 2013, the Board created the Nominating and Corporate Governance Committee and adopted its charter.  The Board also amended the Compensation Committee charter to be in compliance with the new listing standard for companies listed on NYSE MKT and NASDAQ with regard to engagement of compensation consultants. The Board has determined that in its judgment, Ms. Merry Tang, Mr. Wang and Mr. Zhang are independent directors within the meaning of Rule 5005 of NASDAQ Listing Rules. Accordingly, all members of the Audit Committee are independent within the meaning of Rule 5005 of NASDAQ Listing Rules.

Audit Committee

The Board of Directors adopted and approved a charter for the Audit Committee on March 13, 2008, and the charter was amended on May 26, 2008 and further amended on June 20, 2008. Currently, three directors comprise the Audit Committee: Ms. Tang, Mr. Wang and Mr. Zhang.  Ms. Tang serves as the chairwoman of the Audit Committee.. The members of the Audit Committee are currently “independent directors” as that term is defined in Rule 5005 of NASDAQ Listing Rules.  Ms. Tang qualifies as an “audit committee financial expert” as that term is defined in applicable regulations of the SEC.

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

Compensation Committee

The Compensation Committee currently consists of Mr. Wang, Mr. Zhang and Ms. Merry Tang. Mr. Zhang serves as chairman of the Compensation Committee. The members of the Compensation Committee are currently “independent directors” as that term is defined in Rule 5005 of NASDAQ Listing Rules.

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

Nominating and Corporate Governance Committee

Nominating and Corporate Governance Committee currently consists of Mr. Wang, Mr. Zhang and Ms. Tang. Mr. Wang serves as chairman of the Nominating and Corporate Governance Committee. The members of the Nominating and Corporate Governance Committee are currently “independent directors” as that term is defined in Rule 5005 of NASDAQ Listing Rules.

In accordance with the Nominating and Governance Committee’s Charter, the Nominating and Corporate Governance Committee is responsible to identity and propose new potential director nominees to the board of directors for consideration and review our corporate governance policies.

Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires our directors and certain of our officers, as well as persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports with the SEC. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, and all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent shareholders were complied with during the fiscal year ended December 31, 2014, except that shares issued to Ms. Merry Tang, Mr. Zhixue Zhang and Mr. Changyu Qi in August 2013 as compensations for services rendered as directors on the board of director were reported in March 2014.

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

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

Meetings of the Board of Directors and Annual Meeting Attendance

Our board of directors met telephonically three in 2014 and also acted by unanimous written consent. Each member of our board of directors was present at eighty-five (85%) percent or more of the board of directors meetings held.

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

Determination of Compensation Awards

Our Board of Directors is provided with the primary authority to determine the compensation awards available to our executive officers. To aid the Board of Directors in making its determination for the last fiscal year, our current senior management provided recommendations to the Compensation Committee regarding the compensation of Chief Executive Officer and Chief Operating Officer.

Compensation Benchmarking and Peer Group

Our Board of Directors did not rely on any consultants or utilize any peer company comparisons or benchmarking in 2014 in setting executive compensation. However, our management has considered competitive market practices by reviewing publicly available information relating to compensation of executive officers at other comparable companies in the apparel industry in China in making its recommendations to our Board of Directors regarding our executives’ compensation for fiscal year 2014. As our company evolves, we expect to take steps, including the utilization of peer company comparisons and/or hiring of compensation consultants, to ensure that the Board has a comprehensive picture of the compensation paid to our executives and with a goal toward total direct compensation for our executives that are on a par with the median total direct compensation paid to executives in peer companies if annually established target levels of performance at the company and business segment level are achieved.

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

Long-Term Incentive Plan Awards

We currently have a 2014 equity incentive plan pursuant to which 100,000 shares were authorized. No stock awards or stock option grants were made to any of the named executive officers during the fiscal year ended December 31, 2014. No stock options were held by the named executive officers as of December 31, 2014.

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

Summary Compensation Table for Fiscal Year 2014, 2013 and 2012

The following table sets forth information for the fiscal year ended December 31, 2014, 2013 and 2012 concerning the compensation paid and awarded to all individuals serving as (a) our Chief Executive Officer and Chief Financial Officer (b) the three most highly compensated Executive Officers (other than our Chief Executive Officer and Chief Financial Officer) of ours and our subsidiaries at the end of our fiscal year ended December 31, 2014, 2013, and 2012 whose total compensation exceeded $100,000 for these periods, and (c) two additional individuals for whom disclosure would have been provided pursuant to (b) except that they were not serving as executive officers at the end of our fiscal year ended December 31, 2014. These individuals may be collectively referred to in this report as our “Named Executive Officers.”

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Kang Yihua
Chairman of the	2014	63,967	80,731						144,698
Board, Chief	2013	31,189	77,126						108,315
Executive Officer	2012	25,991	64,873						90,864
and President

Jiansong Wang	2014	16,840	9,339						26,179
Chief Financial	2013	16,704	7,021						23,725
Officer	2012	12,975	5,934						18,909

(1)	All compensation is paid in Chinese RMB. For reporting purposes, the amounts in the table above have been converted to U.S. Dollars at the conversion rate of 6.15, 6.20 and 6.32 for 2014, 2013 and 2012, respectively. The officers listed in this table received no other form of compensation in the years shown, other than the salary set forth in this table.

Other Compensation

Other than as described above, there were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the executive officers during the year ended December 31, 2014. We do not have any retirement, pension, or profit-sharing programs for the benefit of our directors, officers or other employees. The Board of Directors may recommend adoption of one or more such programs in the future.

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

Although the Company does not have a written employment agreement with Jiansong Wang, he will be compensated approximately US$26,000 (RMB 160,000 ) per year for his services as the Chief Financial Officer and Secretary, which was based on the Board of Directors and the Compensation Committee’s review of the overall performance of the Company and the relative contribution of Mr.Wang.

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

Director Compensation for Fiscal 2014

The following table reflects all compensation awarded to, earned by or paid to our directors for the fiscal year ended December 31, 2014. Directors who are also officers do not receive any additional compensation for their services as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Non-Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($) (1)
Kang Yihua	144,698	—	—	—	—	—	144,698
Sun Jia Jun	135,285	—	—	—	—	—	135,285
Changyu Qi (2)	—	3,657	—	—	—	—	3,657
Jianhua Wang (2)	—	1,356	—	—	—	—	1,356
Zhixue Zhang	—	5,000	—	—	—	—	5,000
Merry Tang	34,000	—					34,000

(1)	All cash compensation was paid in RMB except the cash compensation paid to Ms. Tang. The amounts in the foregoing table have been converted into U.S. Dollar at the conversion rate of 6.15RMB to the dollar.

(2)	Mr. Changyu Qi resigned and Mr. Jianhuang Wang was appointed in September 2014.

Service Description	Amount (in U.S. dollars)

Base Compensation	$3,000
Audit Committee Member	$1,000
Compensation Committee Member	$1,000
Audit Committee Chairman	$3,000
Audit Committee Financial Expert	$26,000

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

Outstanding Equity Awards at Fiscal Year-End

None of our executive officers was granted or otherwise received any option, stock or equity incentive plan awards during 2014 and there were no outstanding unexercised options previously awarded to our officers and directors, at the fiscal year end, December 31, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 18, 2015, for each of the following persons:

●	each of our directors and each of the named executive officers in the “Management” section of this Annual Report;

●	all directors and named executive officers as a group; and

●	each person who is known by us to own beneficially five percent or more of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Ever-Glory International Group, Inc. The percentage of class beneficially owned set forth below is based on 14,784,094 shares of our common stock outstanding on March 19, 2015.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock (1)	Percent of Class

Executive Officers and Directors
Yi Hua Kang	4,802,315	32.48%
Jia Jun Sun	174,800	1.18%
Jason Jiansong Wang	-	-
Merry Tang	10,399	0.07%
Changyu Qi	14,362	0.10%
Zhixue Zhang	14,323	0.10%
Jianhua Wang (2)
All Executive Officers and Directors as a Group (seven persons)	5,016,199	33.93%
5% Holders
Ever-Glory Enterprises (H.K.) Ltd. (3)	5,623,098	38.03%
Huake Kang (3)	5,623,098	38.03%

(1)	The percentage of shares beneficially owned is based on 14,784,094 shares of common stock outstanding as of March 18, 2015. Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment and dispositive power of the shares.

(2)	Mr. Changyu Qi resigned and Mr. Jianhua Wang was appointed in September 24, 2014.

(3)	Huake Kang is the sole director and majority shareholder of Ever-Glory Enterprises (H.K.) Ltd. and, as such, may be deemed to be the beneficial owner of the 5,623,098 shares held by Ever-Glory Enterprises (H.K.) Ltd. Huake Kang is the son of Yi Hua Kang.

Equity Compensation Plan Information

See Part II, Item 5, under the heading, “Securities Authorized for Issuance under Equity Compensation Plans” for information on compensation plans under which our equity securities are authorized for issuance.

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

Other income from Related Parties

Included in other income for the year ended December 2013 is rent revenue from entities controlled by Mr. Kang under operating lease agreements as follows.  There was no such income in 2014.

2013
EsCeLav	$12,105
Nanjing Eight-One-Five Hi-Tech (M&E) Co.,Ltd.	16,140
Total	$28,245

JiangsuWubijia trading company limited (“JiangsuWubijia”) is an entity engaged in high-grade home goods sales and controlled by Mr. Kang. JiangsuWubijia sold their home good son consignment in some Company’s retail stores from the third quarter of 2014. During the year ended December 31, 2014, the Company got other income $54,682 and paid other expenses $49,223 through the consignment.

Other expenses due to Related Parties

Included in other expenses for the years ended December 31, 2014 and 2013 are rent costs due to entities controlled by Mr. Kang under operating lease agreements as follows (See details at Note 14):

	2014	2013
Jiangsu Ever-Glory	$51,088	$50,680
Kunshan Enjin	45,979	41,757
Total	$97,067	$92,437

The Company leases Jiangsu Ever-Glory's factory as the factory is in a location where there is a good supply of experienced workers. The Company leases Kunshan Enjin's warehouse space because the location is convenient for transportation and distribution.

Purchases from, and Sub-contracts with Related Parties

Shanghai Weiwen Fashion Company Ltd. (Shanghai Weiwen) was incorporated in the PRC in 2012. This company designs and sells women’s apparel utilizing the “Velwin” brand. Shanghai Weiwen is owned by Mr. Kang. Shanghai YaLan entered an agreement with Shanghai Weiwen in April 2014 to purchase the “Velwin” brand along with existing inventory of Shanghai Weiwen. No customer relationships, production facilities, or other operating assets were acquired. Management of the Company believes that this asset purchase will provide the Company with additional multi-brand advantages. The purchase price of the inventory and brand was approximately $2.58 million. The purchase price was based primarily on the estimated fair market value of the inventory.

Shanghai Sea to Sky Fashion Company Ltd. (Shanghai Sea to Sky) was incorporated in the PRC in 2012. This company designs and sells women’s apparel utilizing the “Sea to Sky” brand. Shanghai Sea to Sky is owned by Mr. Kang. Shanghai LA GO GO entered an agreement with Shanghai Sea to Sky in April 2014 to purchase the “Sea to Sky” brand along with existing inventory of Shanghai Sea to Sky. No customer relationships, production facilities, or other operating assets were acquired. Management of the Company believes that this asset purchase will provide the Company with additional multi-brand advantages. The purchase price of the inventory and brand was approximately $0.64 million. The purchase price was based primarily on the estimated fair market value of the inventory.

The Company purchased raw materials of $1,895,721 and $726,288 during the years ended 2014 and 2013, respectively, from Nanjing Knitting.

In addition, the Company sub-contracted certain manufacturing work to related companies totaling $16,787,399 and $16,787,399 for the years ended December 31, 2014 and 2013, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Ever-Glory Vietnam	$12,236,172	$8,716,372
Ever-Glory Cambodia	3,842,723	6,628,314
Nanjing Ever-Kyowa	1,566,621	1,135,851
Nanjing Knitting	-	254,812
EsC'Lav	-	10,253
Chuzhou huarui	6,679,444
Fengyang huarui	3,482,892
Jiangsu Ever-Glory	160,461	41,797
Total	$27,968,313	$16,787,399

Accounts Payable – Related Parties

The accounts payable to related parties at December 31, 2014 and 2013 are as follows:

	2014	2013
Nanjing Knitting	$199,766	784,777
Nanjing Ever-Kyowa	479,032	261,955
JiangsuWubijia	5,460
Kunshanenjin
Ever-Glory Vietnam	1,883,556	2,473,271
Ever-Glory Cambodia	291,121	582,453
Chuzhou huarui	414,583
Fengyang huarui	622,060
Total	$3,895,578	$4,102,456

Amounts Due From Related Parties – Current Assets

The amounts due from related parties at December 31, 2014 and 2013 are as follows:

	2014	2013
Jiangsu Ever-Glory	$1,582,679	$1,738,879
Nanjing Eight-One-Five Hi-Tech (M&E) Co..Ltd.	20,558	145,206
Sea to sky	48,750
EsC'eLav	-	12,291
Total	$1,651,987	$1,896,376

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. Because of restrictions on its ability to directly import and export products, the Company had utilized Jiangsu Ever-Glory as its agent to assist the Company with its import and export transactions and its international transportation projects from 2005 through 2011. Import transactions primarily consisted of purchases of raw materials and accessories designated by the Company’s customers for use in garment manufacture. Export transactions consisted of the Company’s sales to foreign markets such as Japan, Europe and the United States. These transactions ceased at end of 2011.  During 2014 and 2013, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices.  The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at cost for $2,100,658 and $703,353 during 2014 and 2013, respectively.  Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at cost for $160,658 and $76,518 during 2014 and 2013, respectively.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting (NOTE 8), the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of December 31, 2014 and 2013, Jiangsu Ever-Glory has provided guarantees for approximately $40.62 million (RMB 250 million) (2014) and $44.01 million (RMB 269 million) (2013) of lines of credit obtained by the Company. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $22.1 million (RMB 136 million) (2014) and $16.91 million (RMB 103 million) (2013).  Mr. Kang has also provided a personal guarantee for $35.43 million (RMB 218 million) (2014) and $20.78 million (RMB 127 million) (2013).

During the year ended December 31, 2013, $16.79 million (RMB 103 million) was provided to Jiangsu Ever-Glory under the counter guarantee, all of which was outstanding at December 31, 2013. During the year ended December 31, 2014, an additional $5.04 million (RMB 31 million) was provided to and repayment of $4.35 million (RMB 27 million) was received from Jiangsu Ever-Glory under the counter-guarantee agreement. As of December 31, 2014, the amount of the counter-guarantee had been increased to $17.36 million (RMB 107 million) (the difference represents currency exchange adjustment of $0.11 million), which was 42.7% of the aggregate amount of lines of credit. This amount plus accrued interest of $2.06 million have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. At December 31, 2014 and 2013, the amount classified as a reduction of equity was $19.42 million and $19.08 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. Interest income for the years ended December 31, 2014 and 2013 was approximately $1.07 million and $1.03 million, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On December 2014 the Audit Committee engaged GHP Horwath P.C. as our independent auditor.

Fees for audit services include fees associated with the annual audit and the review of documents filed with the SEC including quarterly reports on Form 10-Q and the Annual Report on Form 10-K. Audit-related fees principally included accounting consultation and information system control reviews. Tax fees included tax compliance, tax advice and tax planning work.

	2014	2013
Audit fees	$365,000	$341,000
Audit- related fees	-	-
Tax fees	9,000	8,500
All other fees	-	-

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULE

(1)	Financial Statements

The consolidated financial statements of Ever-Glory International Group, Inc. are included in Part II, Item 8 of this Report.

(2)	Financial Statement Schedules

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2015.

Ever-Glory International Group, Inc.,

By	/s/ Edward Yihua Kang
Edward Yihua Kang,
Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jia Jun Sun	Chief Operating Officer and Director	March 31, 2015
Jia Jun Sun	(Principal Executive Officer)

/s/ Jiansong Wang	Chief Financial Officer	March 31, 2015
Jiansong Wang	(Principal Financial and Accounting Officer)

/s/ Jianhua Wang	Director	March 31, 2015
Jianhua Wang

/s/ Zhixue Zhang	Director	March 31, 2015
Zhixue Zhang

/s/ Merry Tang	Director	March 31, 2015
Merry Tang

