Form 10-Q
period 2015-03-31
Ever-Glory International Group, Inc.
filed 2015-05-15
CIK 943184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 8, 2015, 14,784,094 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

EVER-GLORY INTERNATIONAL GROUP, INC.

FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

●	Competition within our industry;
●	Seasonality of our sales;
●	Success of our investments in new product development
●	Our plans and ability to open new retail stores;
●	Success of our acquired businesses;
●	Our relationships with our major customers;
●	The popularity of our products;
●	Relationships with suppliers and cost of supplies;
●	Financial and economic conditions in Asia, Japan, Europe and the U.S.;
●	Anticipated effective tax rates in future years;
●	Regulatory requirements affecting our business;
●	Currency exchange rate fluctuations;
●	Our future financing needs; and
●	Our ability to obtain future financing on acceptable terms.

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

 PART I.  FINANCIAL INFORMATION

ITEM 1.    Financial Statements

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2015 (UNAUDITED) AND DECEMBER 31, 2014

	2015	2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$31,980,405	$34,134,239
Accounts receivable	68,171,810	91,874,693
Inventories	61,265,844	70,270,213
Value added tax receivable	2,428,515	2,697,080
Other receivables and prepaid expenses	2,380,108	3,523,862
Advances on inventory purchases	6,657,165	3,916,913
Amounts due from related parties	4,600,831	1,651,987
Total Current Assets	177,484,678	208,068,987

INTANGIBLE ASSETS	6,401,150	4,041,284
PROPERTY AND EQUIPMENT, NET	20,588,678	20,102,976
TOTAL ASSETS	$204,474,506	$232,213,247

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Bank loans	$45,664,342	$60,216,950
Accounts payable	48,207,873	58,923,234
Accounts payable and other payables - related parties	1,672,561	3,895,578
Other payables and accrued liabilities	18,591,436	20,911,191
Value added and other taxes payable	8,012,261	6,217,081
Income tax payable	4,261,068	5,523,173
Deferred tax liabilities	3,760,447	3,874,594
Total Current Liabilities	130,169,988	159,561,801
TOTAL LIABILITIES	130,169,988	159,561,801

COMMITMENTS AND CONTINGENCIES

EQUITY
Stockholders' equity of the Company:
Preferred stock ($.001 par value, authorized 5,000,000 shares, no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares, 14,784,094 and 14,784,094 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively)	14,784	14,784
Additional paid-in capital	3,587,195	3,587,195
Retained earnings	70,055,475	67,659,920
Statutory reserve	12,536,641	12,536,641
Accumulated other comprehensive income	8,733,178	8,277,248
Amounts due from related party	(20,593,799)	(19,424,342)
Total Stockholders' Equity	74,333,474	72,651,446
Noncontrolling interest	(28,956)	-

Total Equity	74,304,518	72,651,446
TOTAL LIABILITIES AND EQUITY	$204,474,506	$232,213,247

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

	2015	2014

NET SALES	$97,902,962	$106,015,169

COST OF SALES	67,294,589	80,234,212

GROSS PROFIT	30,608,373	25,780,957

OPERATING EXPENSES
Selling expenses	20,255,374	16,123,296
General and administrative expenses	6,913,949	6,394,988
Total Operating Expenses	27,169,323	22,518,284

INCOME FROM OPERATIONS	3,439,050	3,262,673

OTHER (EXPENSES) INCOME
Interest income	323,404	241,333
Interest expense	(775,846)	(707,115)
Other income	234,084	471,759
Total Other (Expenses) Income	(218,358)	5,977

INCOME BEFORE INCOME TAX EXPENSE	3,220,692	3,268,650

INCOME TAX EXPENSE	(825,137)	(878,922)

NET INCOME	2,395,555	2,389,728

OTHER COMPREHENSIVE INCOME:

Foreign currency translation gain (loss)	455,930	(699,426)

COMPREHENSIVE INCOME	$2,851,485	$1,690,302

NET INCOME PER SHARE

Basic and diluted	$0.16	$0.16
Weighted average number of shares outstanding
Basic and diluted	14,784,094	14,781,241

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,395,555	$2,389,728
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,510,170	1,890,926
Recovering for doubtful accounts	(123,082)	-
Deferred income tax	(127,980)	8,127
Changes in operating assets and liabilities
Accounts receivable	24,053,201	17,809,670
Inventories	9,214,017	3,036,070
Value added tax receivable	277,499	(430,976)
Other receivables and prepaid expenses	1,152,695	(458,329)
Advances on inventory purchases	(2,715,763)	(291,050)
Amounts due from related parties	(3,277,063)	(194,329)
Accounts payable	(10,733,461)	(15,412,782)
Accounts payable and other payables - related parties	(2,340,920)	(1,558,269)
Other payables and accrued liabilities	(2,375,453)	(975,382)
Value added and other taxes payable	1,765,706	(80,674)
Income tax payable	(1,277,780)	502,907
Net cash provided by operating activities	18,397,341	6,235,637

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,410,103)	(1,731,912)
Proceeds from sale of property and equipment	3,448	-
Net cash used in investing activities	(4,406,655)	(1,731,912)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	28,350,484	37,918,802
Repayment of bank loans	(43,050,707)	(39,378,591)
Advances to related party	(812,500)	(5,065,400)
Interest received from related party	-	1,307,200
Net cash used in financing activities	(15,512,723)	(5,217,989)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(631,797)	(345,146)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(2,153,834)	(1,059,410)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,134,239	27,772,878

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,980,405	$26,713,468

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$775,846	$707,115
Income taxes	$2,230,898	$385,582

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

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

The Company’s wholesale operations are provided primarily through the Company’s wholly-owned PRC subsidiaries, Goldenway Nanjing Garments Co. Ltd. (“Goldenway”), Nanjing Catch-Luck Garments Co. Ltd. (“Catch-Luck”), Nanjing New-Tailun Garments Co. Ltd (“New-Tailun”), Ever-Glory International Group Apparel Inc.(“Ever-Glory Apparel”), Chuzhou Huirui Garments Co. Ltd. (“Huirui”) and Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”), and the Company’s wholly-owned Samoa subsidiary, Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”).  The Company’s retail operations are provided through its wholly- owned subsidiaries, Shanghai LA GO GO Fashion Company Limited (“Shanghai LA GO GO”), Jiangsu LA GO GO Fashion Company Limited (“Jiangsu LA GO GO”), Tianjin LA GO GO Fashion Company Limited (“Tianjin LA GO GO”), Shanghai Ya Lan Fashion Company Limited (“Ya Lan”), Shanghai Yiduo Fashion Company Limited (“Shanghai Yiduo”) and Xizang He Meida Trading Company Limited (“He Meida”).

On June 26, 2014, Shanghai LA GO GO entered into a contract with Shanghai Yiduo Fashion Company Limited (“Shanghai Yiduo”) to acquire 78% of the shares of Shanghai Yiduo for $0.75 million (RMB4.6 million). The last $0.08 million was paid by the Company to Shanghai Yiduo on March 27, 2015 when Shanghai Yiduo collected all the accounts receivable from Mecox Lane. The Company gained effective control of Shanghai Yiduo by the end of March 2015 and Shanghai Yiduo was consolidated on March 31, 2015. Management made a preliminary valuation of the acquired Company, including the value of the designer team and other marketing related intangibles and recorded $852,925 as intangible assets in the consolidated balance sheet as of March 31, 2015. Management of the Company believes that the acquisition will improve the Company’s design and product development ability. Management will complete the final valuation and allocation of the acquired business components within 12 months.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of March 31, 2015, the condensed consolidated statements of comprehensive income, and cash flows for the three months ended March 31, 2015 and 2014. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. Wholesale revenues are generally higher in the third and fourth fiscal quarters, while retail revenues are generally higher in the first and fourth fiscal quarters. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

At March 31, 2015, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions that management considers to be of a high quality.

As of March 31, 2015 and December 31, 2014, The Company has a derivative liability subject to recurring fair value measurement (Level 3) with the change in fair value recognized in earnings (Note 5).

Foreign Currency Translation and Other Comprehensive Income

The reporting currency of the Company is the U.S. dollar. The functional currency of Ever-Glory, Perfect Dream and Ever-Glory HK is the U.S. dollar. The functional currency of Goldenway, New Tailun, Catch-luck, Ever-Glory Apparel, Shanghai LA GO GO, Jiangsu LA GO GO, Tianjin LA GO GO, Shanghai Yiduo, Ya Lan, He Meida, Huirui and Taixin is the Chinese RMB.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605)", and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on the consolidated financial statements.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s consolidated financial statements.

NOTE 3 INVENTORIES

Inventories at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
Raw materials	$2,704,569	$2,779,719
Work-in-progress	15,649,561	15,197,489
Finished goods	59,787,064	69,168,169
	78,141,194	87,145,377
Less: allowance for obsolete inventories	(16,875,350)	(16,875,164)
Total inventories	$61,265,844	$70,270,213

NOTE 4 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short term bank loans consisted of the following as of December 31, 2015 and 2014.

Bank	December 31, 2015	December 31, 2014
Nanjing Bank	$13,897,906	$17,357,412
Industrial and Commercial Bank of China	11,417,000	11,375,000
HSBC	5,917,590	6,766,960
Bank of Communications	4,893,000	13,021,612
China Minsheng Banking	3,262,000	3,250,000
Shanghai Pudong Development Bank	3,262,000	3,250,000
Pin An Bank	1,546,946	3,867,605
China Citic Bank	1,467,900	-
Bank of China	-	1,328,361
	$45,664,342	$60,216,950

In June 2014, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $8.16 million (RMB50 million). These loans are guaranteed by Mr. Kang and Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of March 31, 2015, Goldenway had borrowed $3.26 million (RMB20 million) under this line of credit with an annual interest rate of 6.1% and due in September 2015. At March 31, 2015, approximately $4.9 million was unused and available under this line of credit.

In July 2014, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.79 million (RMB60 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of March 31, 2015, Ever-Glory Apparel had borrowed $4.89 million (RMB30 million) from Nanjing Bank with annual interest rates ranging from 2.0% to 5.6% and due on various dates from August to November 2015. Ever-Glory Apparel had also borrowed $3.30 million from Nanjing Bank with annual interest rates ranging from 2.1% to 2.2% and due on various dates from April to June 2015, and collateralized by approximately $5.06 million of accounts receivable from wholesale customers. At March 31, 2015, approximately $1.6 million was unused and available under this line of credit.

In July 2014, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.26 million (RMB20 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of March 31, 2015, LA GO GO had borrowed $2.45 million (RMB15 million) under this line of credit with an annual interest rate of 6.16% and due on various dates from April to August 2015. At March 31, 2015, approximately $0.81 million (RMB5 million) was unused and available under this line of credit.

In January 2014, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $9.79 million (RMB60 million). These loans are collateralized by the Company’s property and equipment. As of March 31, 2015, Goldenway had borrowed $6.52 million (RMB40 million) under this line of credit with an annual interest rates ranging from 5.77% - 6.42% and due on various dates from April to November 2015. At March 31, 2015, approximately $3.27 million was unused and available under this line of credit.

In January 2014, Ever-Glory Apparel entered into a line of credit agreement for approximately $6.52 million (RMB40 million) with Industrial and Commercial Bank of China and guaranteed by Goldenway. As of March 31, 2015, Ever-Glory Apparel had borrowed $4.89 million (RMB 30 million) under this line of credit with an annual interest rate of 5.64% and due on various dates from May to June 2015. At March 31, 2015, approximately $1.63 million was unused and available under this line of credit.

In July 2011, Ever-Glory Apparel and Perfect Dream collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $7.0 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of March 31, 2015, Ever-Glory Apparel had borrowed $5.92 million from HSBC with an annual interest rate of 5.88%, due in May 2015, and collateralized by approximately $6.96 million of accounts receivable from wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of March 31, 2015, approximately $1.08 million was unused and available.

In January 2014, Ever-Glory Apparel entered into a line of credit agreement for approximately $8.48 million (RMB52 million) with the Bank of Communications and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among the Company, Jiangsu Ever-Glory, Nanjing Knitting and the bank. At March 31, 2015, approximately $8.48 million was unused and available under this line of credit.

In July 2013, LA GO GO entered into a line of credit agreement for approximately $5.38 million (RMB33 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of March 31, 2015, LA GO GO had borrowed $4.89 million (RMB30 million) from the Bank of Communications with annual interest rates ranging from 6.60% to 6.62% and due on various dates from June to August 2015. At March 31, 2015, approximately $0.49 million was unused and available under this line of credit.

As of March 31, 2015, LA GO GO had borrowed $3.26 million (RMB 20 million) from China Minsheng Bank, with annual interest rate of 6.3% and due in August 2015. This loan is guaranteed by Ever-Glory Apparel and Mr. Kang.

In November 2014, Goldenway entered into a line of credit agreement with Shanghai Pudong Development Bank, which allows the Company to borrow up to approximately $3.26 million (RMB20 million). These loans are guaranteed by Ever-Glory Apparel and Jiangsu Ever-Glory. These loans are also collateralized by Jiangsu Ever-Glory’s property and equipment. As of March 31, 2015, Goldenway had borrowed $3.26 million (RMB 20 million) from Shanghai Pudong Development Bank, with annual interest rate of 5.7% and due in May 2015.

As of March 31, 2015, Ever-Glory Apparel had borrowed $1.55 million from Ping An Bank, with annual interest rate of 5.4% and due on various dates from April to May 2015, and collateralized by approximately $1.83 million of accounts receivable from wholesale customers.

In November 2013, Ever-Glory Apparel entered into a line of credit agreement for approximately $5.70 million (RMB35 million) with the Bank of China and guaranteed by Jiangsu Ever-Glory and Mr. Kang. At March 31, 2015, approximately $5.70 million was unused and available under this line of credit.

In December 2014, LA GO GO entered into a line of credit agreement for approximately $5.87 million (RMB36 million) with the China Citic Bank and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of March 31, 2015, LA GO GO had borrowed $1.47 million (RMB 9.0 million) from the China Citic Bank with annual interest rate of 5.88% and due in December 2015. At March 31, 2015, approximately $4.4 million was unused and available under this line of credit.

All loans have been repaid before or at maturity date.

Total interest expense on bank loans amounted to $775,846 and $707,115 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 5 DERIVATIVE LIABILITY

In October 2014, we entered into a forward foreign exchange option contract (sell EUR dollars for RMB), with a notional amount of EUR $60,000, that expires in March 2015. The fair value of this contract at December 31, 2014 and the activities during the three-month period ended March 31, 2015 was not significant.

NOTE 6 INCOME TAX

The Company’s operating subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (“the Income Tax Laws”).

All PRC subsidiaries, except for He Meida, are subject to income tax at the 25% statutory rate.

He Meida incorporated in Xizang (Tibet) Autonomous Region is subject to income tax at 15% statutory rate. The local government has implemented a income tax reduction from 15% to 9% valid through December 31, 2017.

Perfect Dream was incorporated in the British Virgin Islands (BVI), and under the current laws of the BVI dividends and capital gains arising from the Company’s investments in the BVI are not subject to income taxes.

Ever-Glory HK was incorporated in Samoa, and under the current laws of Samoa has no liabilities for income taxes.

Although the Company’s parent entity is a US entity, the Company’s primary operations are through subsidiaries located in China, certain apparel manufacturing is performed outside of China in Southeast Asia, and sales are made globally. Therefore, the Company uses significant judgment to calculate and provide for income taxes in each of the tax jurisdictions in which it operates. In the ordinary course of the Company’s business, there are transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of transfer pricing for transactions with the Company’s subsidiaries, potential challenges to nexus, value added estimates, and similar matters. In September 2009, the Company formed its subsidiary, Ever-Glory HK, domiciled in Samoa, in order to engage in certain limited import and export of apparel, fabric and accessories, as well as to efficiently address currency exchange matters with international transactions. Over the past few years, the operational matters handled by this subsidiary have expanded with respect to sub-contracting of certain manufacturing work outside of China, as well as to other operational matters with non-PRC customers and vendors. Additionally, over this time period, tax guidance, rules and positions taken by the PRC with respect to transfer pricing issues have evolved, and in certain cases, become more standardized. As part of the Company’s on-going process of evaluating our tax positions, the Company considered various factors as they relate to its Samoan subsidiary and as related to intercompany transactions. This evaluation resulted in a change in the Company’s estimate of exposure to potential unfavorable outcomes related to these uncertainties, and the Company recorded a tax liability of approximately $3,186,000 as of December 31, 2013 based on the probability for such outcomes.

The Company and the PRC Tax Bureau have agreed that payments on the tax liability $ 3,186,000 will be made by the Company prospectively over the next one to two year period. Approximately $111,023 was paid as of March 31, 2015. Beginning January 1, 2014, all net income generated from Ever-Glory HK has been reported as a taxable income at 25% tax rate in PRC.

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

After the tax liability adjustment resulted from the reevaluation of the Company’s tax position (resulting in the company allocating substantially all of the earnings of the Samoan subsidiary to the PRC and reporting such earnings as taxable in the PRC), pre-tax income for the three months ended March 31, 2015 and 2014 was taxable in the following jurisdictions:

	2015	2014
PRC	$3,313,209	$3,274,013
BVI	(90,017)	(363)
Others	(2,500)	(5,000)
	$3,220,692	$3,268,650

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three months ended March 31, 2015 and 2014:

	2015	2014
PRC statutory rate	25.0%	25.0%
Preferential tax treatment	(0.7)	-
Effect of foreign income tax rates	0.7	-
Other	0.6	1.9
Effective income tax rate	25.6%	26.9%

Income tax expense for the three months ended March 31, 2015 and 2014 is as follows:

	2015	2014
Current	$939,284	$934,100
Deferred	(114,147)	(55,178)
Income tax expense	$825,137	$878,922

The Company has not recorded U.S. deferred income taxes on approximately $70,055,475 of its non-U.S. subsidiaries’ undistributed earnings because such amounts are intended to be reinvested outside the United States indefinitely. If these earnings were repatriated to the United States, the Company would be required to accrue and pay U.S. federal income taxes and foreign withholding taxes, as adjusted for foreign tax credits. Determination of the amount of any unrecognized deferred income tax liability on these earnings is not practicable.

NOTE 7 EARNINGS PER SHARE

The following demonstrates the calculation for earnings per share for the three months ended March 31, 2015 and 2014:

	2015	2014
Weighted average number of common shares- Basic and diluted	14,784,094	14,781,241

Earnings per share - basic and diluted	$0.16	$0.16

NOTE 8 STOCKHOLDERS’ EQUITY

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

NOTE 9 RELATED PARTY TRANSACTIONS

Mr. Kang is the Company’s Chairman and Chief Executive Officer. Ever-Glory Enterprises (HK) Ltd. (Ever-Glory Enterprises) is the Company’s major shareholders. Mr. Xiaodong Yan was Ever-Glory Enterprises’ sole shareholder and sole director. Mr. Huake Kang, Mr. Kang’s son, acquired 83% interest of Ever-Glory Enterprises and became its sole director in 2014. All transactions associated with the following companies controlled by Mr. Kang or his son are considered to be related party transactions, and it is possible that the terms of these transactions may not be the same as those that would result from transactions between unrelated parties. All related party outstanding balances are short-tem in nature and are expected to be settled in cash.

Other income from Related Parties

JiangsuWubijia trading company limited (“JiangsuWubijia”) is an entity engaged in high-grade home goods sales and is controlled by Mr. Kang. JiangsuWubijia has sold their home goods on consignment in some Company’s retail stores since the third quarter of 2014. During the three months ended March 31, 2015, the Company received other income $7,850 from the customers and paid $6,620 to Wubijia through the consignment. The net profit of $1,230 was recorded as other income.

Other expenses due to Related Parties

Included in other expenses for the three months ended March 31, 2015 and 2014 are rent costs due to entities controlled by Mr. Kang under operating lease agreements as follows:

	2015	2014
Jiangsu Ever-Glory	$12,756	$12,827
Kunshan Enjin	12,141	10,569
Total	$24,897	$23,396

The Company leases Jiangsu Ever-Glory's factory as the factory is in a location where there is a good supply of experienced workers. The Company leases Kunshan Enjin's warehouse space because the location is convenient for transportation and distribution.

Purchases from and Sub-contracts with Related Parties

The Company purchased raw materials from Nanjing Knitting totaling $178,939 and $433,450 during the three months ended March 31, 2015 and 2014, respectively.

In addition, the Company sub-contracted certain manufacturing work to related companies totaling $3,313,068 and $5,910,121 for the three months ended March 31, 2015 and 2014, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the three months ended March 31, 2015 and 2014 are as follows:

	2015	2014
Ever-Glory Vietnam	$1,035,290	$3,188,264
Chuzhou huarui	1,031,612	-
Fengyang huarui	408,706	-
Ever-Glory Cambodia	303,833	2,261,054
Nanjing Ever-Kyowa	272,700	435,519
Sea to Sky	258,583	-
EsC'eLav	2,009	-
Jiangsu Ever-Glory	335	25,284
Total	$3,313,068	$5,910,121

Accounts Payable – Related Parties

The accounts payable to related parties at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Fengyang huarui	$545,690	622,060
Ever-Glory Vietnam	410,679	1,883,556
Nanjing Ever-Kyowa	374,134	479,032
Sea to sky	160,723	-
Chuzhou huarui	143,287	414,583
Nanjing Knitting	31,803	199,766
JiangsuWubijia	4,236	5,460
EsC'eLav	2,009	-
Ever-Glory Cambodia	-	291,121
Total	$1,672,561	$3,895,578

Amounts Due From Related Parties current assets

The amounts due from related parties at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Nanjing Eight-One-Five Hi-tech (M&E) Co., Ltd.	$20,634	$20,558
Ever-Glory Cambodia	602,608	-
Sea to sky	-	48,750
Jiangsu Ever-Glory	3,977,589	1,582,679
Total	$4,600,831	$1,651,987

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. During three months ended March 31, 2015 and 2014, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices.  The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at cost for $2,569,656 and $0 during the three month period ended March 31, 2015 and 2014, respectively.  Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at cost for $335 and $19,221 during the three months ended March 31, 2015 and 2014, respectively.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of March 31, 2015 and December 31, 2014, Jiangsu Ever-Glory has provided guarantees for approximately $46.85 million (RMB 286 million) and $40.62 million (RMB 250 million) of lines of credit obtained by the Company. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $22.3 million (RMB 136 million) as of March 31, 2015 and December 31, 2014.  Mr. Kang has also provided a personal guarantee for $41.4 million (RMB 254 million).

At December 31, 2014, $17.36 million (RMB 107 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the three months ended March 31, 2015, an additional US$0.82 million (RMB5 million) was provided to Jiangsu Ever-Glory under the counter-guarantee. As of March 31, 2015, the amount of the counter-guarantee was $18.24 million (RMB 112 million) (the difference represents currency exchange adjustment of $0.06 million), which was 39.1% of the aggregate amount of lines of credit. This amount plus accrued interest of $2.35 million have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. At March 31, 2015 and 2014, the amount classified as a reduction of equity was $20.59 million and $19.42 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. Interest income for the three months ended March 31, 2015 and 2014 was approximately $0.3 million and $0.2 million, respectively.

NOTE 10 CONCENTRATIONS AND RISKS

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Based on management’s assessment of the amount of probable credit losses, if any, in existing accounts receivable. The allowance for doubtful accounts at March 31, 2015 and December 31, 2014 was $1,670,345 and $1,787,282, respectively. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions in the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability.

For the three-month period ended March 31, 2015, the Company had two wholesale customers that represented approximately 15% and 14% of the Company’s revenues. For the three-month period ended March 31, 2014, the Company had two wholesale customers that represented approximately 14% and 11% of the Company’s revenues.

For the wholesale business, the Company did not rely on any one raw material supplier that represented more than 10% of the total raw material purchases during the three months ended March 31, 2015 and 2014.

For the retail business, The Company relied on one raw material supplier that represented approximately 12% of raw material purchases during the three months ended March 31, 2015 and 2014.

For the wholesale business, during the three months ended March 31, 2015, the Company relied on three manufacturers that represented 11%, 10% and 10% of finished goods purchases, and during the three months ended March 31, 2014, the Company relied on two manufacturers that represented 17% and 12% of finished goods purchases.

For the retail business, the Company did not rely on any one supplier that represented more than 10% of the total finished goods purchases during the three months ended March 31, 2015 and 2014.

The Company’s revenues for the three months ended March 31, 2015 and 2014 were earned in the following geographic areas:

	2015	2014
The People’s Republic of China(PRC)	$18,933,934	$14,598,025
Germany	4,486,969	6,298,160
United Kingdom	3,152,479	2,624,147
France	526,126	3,924,062
Europe-Other	1,275,580	2,531,860
Japan	2,930,203	6,242,892
United States	1,968,635	3,222,343
Total wholesale business	33,273,926	39,441,489
Retail business-PRC	64,629,036	66,573,680
Total	$97,902,962	$106,015,169

NOTE 11 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)  Wholesale segment

(b)  Retail segment

The Company also provides general corporate services to its segments and these costs are reported as "corporate and others”:

	Wholesale segment	Retail segment	Total
March 31,2015
Segment profit or loss:
Net revenue from external customers	$33,273,926	$64,629,036	$97,902,962
Income from operations	$1,832,027	$1,607,023	$3,439,050
Interest income	$308,335	$15,069	$323,404
Interest expense	$593,926	$181,920	$775,846
Depreciation and amortization	$342,527	$2,167,644	$2,510,171
Income tax expense	$455,076	$370,061	$825,137

March 31,2014
Segment profit or loss:
Net revenue from external customers	$39,441,489	$66,573,680	$106,015,169
Income from operations	$1,415,920	$1,846,753	$3,262,673
Interest income	$226,627	$14,706	$241,333
Interest expense	$566,567	$140,548	$707,115
Depreciation and amortization	$264,546	$1,626,380	$1,890,926
Income tax expense	$297,639	$544,848	$842,487

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months  ended March 31, 2015 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We are a retailer of branded fashion apparel and leading global apparel supply chain solution provider based in China. We are listed on the NASDAQ Global Market under the symbol of “EVK”.

We classify our businesses into two segments: Wholesale and Retail. Our wholesale business consists of wholesale-channel sales made principally to famous brands, and department stores located throughout Europe, the U.S., Japan and the People’s Republic of China (“PRC”). We focus on well-known, middle-to-high grade casual wear, sportswear, and outerwear brands. Our retail business consist of retail-channel sales directly to consumers through retail stores located throughout the PRC as well as sales via online stores at Tmall, Dangdang mall, Jumei Youpin mall, Yi haodian mall and Jindong mall.

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

Retail Business

We conduct our retail operations through Shanghai LA GO GO Fashion Company Limited (“LA GO GO”), Jiangsu LA GO GO Fashion Company Limited (“Jiangsu LA GO GO”), Tianjin LA GO GO Fashion Company Limited (“Tianjin LA GO GO”), Shanghai Ya Lan Fashion Company Limited (“Ya Lan”), Shanghai Yi Duo Fashion Company Limited (“Yi Duo”) and Xizang He Meida Trading Company Limited (“He Meida”).

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

Retail Business

The business objective for our retail segment is to establish a leading brand of women’s apparel and to build a nationwide retail network in China. As of March 31, 2015, we have 1206 stores (including store-in-stores) which included 28 stores that were opened and 23 stores that were closed in first quarter of 2015.

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

Retail business

For store-in-store shops, we generally receive payments from the stores between 60 to 90 days following the date of the register receipt. For our own flagship stores, we receive payments at the same time as the register receipt. For the sales in e-commerce platform such as Tmall, Dangdang mall, Jumei Youpin mall, Yi haodian mall and Jingdong mall. we generally receive payments from these e-commerce companies between 5 to 15 days following the date of the register receipt.

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

Estimates and Assumptions

In preparing our consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates in 2015 and 2014 include the assumptions used to value warrants and the estimates of the allowance for deferred tax assets.

Recently Issued Accounting Pronouncements

We review new accounting standards as issued. Although some of the accounting standards issued are effective after the end of the Company’s previous fiscal years, and therefore may be applicable to the Company. Management has not identified any new standards that we believe will have a significant impact on our consolidated financial statements.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2015 and 2014. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended March 31,
	2015		2014
	(in U.S. Dollars, except for percentages)
Sales	$97,902,962	100.0%	$106,015,169	100.0%
Gross Profit	$30,608,373	31.3%	$25,780,957	24.3%
Operating Expense	$27,169,323	27.8%	$22,518,284	21.2%
Income From Operations	$3,439,050	3.5%	$3,262,673	3.1%
Other Expenses (Income)	$(218,358)	(0.2%)	$5,977	0.1%
Income Tax Expense	$825,137	0.8%	$878,922	0.8%
Net Income	$2,395,555	2.4%	$2,389,728	2.3%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended March 31, 2015 and 2014.

	2015	% of total sales	2014	% of total sales	Growth in 2015 compared with 2014

Wholesales business
The People’s Republic of China	$18,933,934	19.4%	$14,598,025	13.8%	29.7%
Germany	4,486,969	4.6	6,298,160	5.9	(28.8)
United Kingdom	3,152,479	3.2	2,624,147	2.5	20.1
France	526,126	0.5	3,924,062	3.7	(86.6)
Europe-Other	1,275,580	1.3	2,531,860	2.4	(49.6)
Japan	2,930,203	3.0	6,242,892	5.9	(53.1)
United States	1,968,635	2.0	3,222,343	3.0	(38.9)
Total wholesale business	33,273,926	34.0	39,441,489	37.2	(15.6)
Retail business	64,629,036	66.0	66,573,680	62.8	(2.9)
Total	$97,902,962	100.0%	$106,015,169	100.0%	(7.7)%

Total sales for the three months ended March 31, 2015 were $97.9 million, a decrease of 7.7% from the three months ended March 31, 2014. This decrease was primarily attributable to a 2.9% decrease in sales in our retail business as well as a 15.6% decrease in our wholesale business.

Sales generated from our wholesale business contributed 34.0% or $33.3 million of our total sales for the three months ended March 31, 2015, a decrease of 15.6% compared to $39.4 million in the three months ended March 31, 2014. This decrease was primarily attributable to decreased sales in the Germany, France, Europe-Other, Japan and United States partially offset for increased sales in the United Kingdom and PRC.

Sales generated from our retail business contributed 66.0% or $64.6 million of our total sales for the three months ended March 31, 2015, a decrease of 2.9% compared to 62.8% or $66.6 million in the three months ended March 31, 2014. This decrease was primarily due to the decrease in same store sales.

Total retail store square footage and sales per square foot for the three months ended March 31, 2015 and 2014 are as follows:

	2015	2014
Total store square footage	1,177,220	916,865
Number of stores	1,206	976
Average store size, square feet	976	939
Total store sales	$64,629,036	$66,573,680
Sales per square foot	$55	$73

Same store sales and newly opened store sales for the three months ended March 31, 2015 and 2014 are as follows:

	2015	2014
Sales from stores open a full year	$40,967,011	$44,394,263
Newly opened store sales	18,266,597	18,599,764
Other*	5,395,428	3,579,653
Total	$64,629,036	$66,573,680

*Primarily sales from stores that were closed in the current reporting period.

We remodeled or relocated 186 stores in 2014, and 61 stores during the three months ended March 31, 2015. We plan to relocate or remodel 150-200 stores in 2015. Remodels and relocations typically drive incremental same-store sales growth. A relocation typically results in an improved, more visible and accessible location, and usually includes increased square footage. We believe we will continue to have opportunities for additional remodels and relocations beyond 2015.  Same-store sales are calculated based upon stores that were open at least 12 full fiscal months in each reporting period and remain open at the end of each reporting period.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended March 31, 2015 and 2014.

	Three months ended March 31,				Growth (Decrease) in 2015 compared
	2015		2014		with 2014
	(in U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$33,273,926	100.0%	$39,441,489	100.0%	(15.6)%
Raw Materials	14,065,593	42.3	19,597,967	49.7	(28.2)
Labor	1,383,565	4.2	1,200,496	3.0	15.2
Outsourced Production Costs	10,531,093	31.6	12,354,688	31.3	(14.8)
Other and Overhead	138,293	0.4	148,089	0.4	(6.6)
Total Cost of Sales for Wholesale	26,118,544	78.5	33,301,240	84.4	(21.6)
Gross Profit for Wholesale	7,155,382	21.5	6,140,249	15.6	16.5

Net Sales for Retail	64,629,036	100.0	66,573,680	100.0	(2.9)
Production Costs	19,170,596	29.7	20,642,541	31.0	(7.1)
Rent	22,005,449	34.0	26,290,431	39.5	(16.3)
Total Cost of Sales for Retail	41,176,045	63.7	46,932,972	70.5	(12.3)
Gross Profit for Retail	23,452,991	36.3	19,640,708	29.5	19.4

Total Cost of Sales	67,294,589	68.7	80,234,212	75.7	(16.1)
Gross Profit	$30,608,373	31.3%	$25,780,957	24.3%	18.7%

Raw material costs for our wholesale business were 42.3% of our total wholesale business sales in the three months ended March 31, 2015, a decrease of 7.4% compared to 49.7% in the three months ended March 31, 2014.  The decrease was mainly due to the decreased raw material prices.

Labor costs for our wholesale business were 4.2% of our total wholesale business sales in the three months ended March 31, 2015, an increase of 1.2% compared to 3.0% in the three months ended March 31, 2014. The marginal increase was mainly due to the fact that we outsourced most of the new orders in 2014.

Outsourced production costs for our wholesale business were 31.6% and 31.3% of our total wholesale business sales in the three months ended March 31, 2015 and 2014, respectively.

Overhead and other expenses for our wholesale business accounted for 0.4% of our total wholesale business sales for the three months ended March 31, 2015 and 2014.

For our wholesale business gross profit for the three months ended March 31, 2015 was $7.2 million, an increase of 16.5% compared to the three months ended March 31, 2014. Gross margin was 21.5% for the three months ended March 31, 2015, an increase of 5.9% compared to 15.6% for the three months ended March 31, 2014. The increase was mainly due to decreased raw material costs, as well as our strategy to focus on sales to higher margin wholesale customers.

Production costs for our retail business were $19.2 million during the three months ended March 31, 2015 compared to $20.6 million during the three months ended March 31, 2015. As a percentage of retail sales, retail production costs accounted for 29.7% of our total retail sales in the three months ended March 31, 2015, compared to 31.0% of total retail sales in the three months ended March 31, 2014. The decrease was due to the discount of sales prices in the three months ended March 31, 2015 being less than the same period of the prior year.

Rent costs for our retail business were $22.0 million for the three months ended March 31, 2015 compared to $26.3 million for the three months ended March 31, 2014. As a percentage of retail sales, rent costs accounted for 34.0% of our total retail sales for the three months ended March 31, 2015, compared to 39.5% of total retail sales for the three months ended March 31, 2014. Total rent costs decreased as a result of the decrease in the average rent rates of our stores.

Gross profit in our retail business for the three months ended March 31, 2015 was $23.5 million and gross margin was 36.3%. Gross profit in our retail business for the three months ended March 31, 2014 was $19.6 million and gross margin was 29.5%. The increase was attributable to decreased production costs and rent costs.

Total cost of sales for the three months ended March 31, 2015 was $67.3 million, compared to $80.2 million for the three months ended March 31, 2014, a decrease of 16.1%. As a percentage of total sales, cost of sales decreased to 68.7% of total sales for the three months ended March 31, 2015, compared to 75.7% of total sales for the three months ended March 31, 2014. Consequently, gross margin increased to 31.3% for the three months ended March 31, 2015 from 24.3% for the three months ended March 31, 2014.

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

	Three Months Ended March 31,				Increase
	2015		2014		(decrease)
	(in U.S. Dollars, except for percentages)
Gross Profit	$30,608,373	31.3%	$25,780,957	24.3%	18.7%
Operating Expenses:
Selling Expenses	20,255,374	20.7%	16,123,296	15.2	25.6
General and Administrative Expenses	6,913,949	7.1%	6,394,988	6.0	8.1
Total Operating Expenses	$27,169,323	27.8%	$22,518,284	21.2	20.7
Income from Operations	$3,439,050	3.5%	$3,262,673	3.1%	5.4%

Selling expenses increased 25.6% to $20.3 million for the three months ended March 31, 2015 from $16.1 million for the three months ended March 31, 2014. The increase was attributable to the increased average salaries, and increased number of stores, leading to increased number of retail employees, as well as the increased store decoration and marketing expenses associated with the promotion of the retail brand.

General and administrative expenses increased 8.1% to $6.9 million for the three months ended March 31, 2015 from $6.4 million for the three months ended March 31, 2014. As a percentage of total sales, general and administrative expenses increased to 7.1% of total sales for the three months ended March 31, 2015, compared to 6.0% of total sales for the three months ended March 31, 2014. The increase was attributable to an increase in payroll for additional management and design and marketing staff.

Income from Operations

Income from operations increased 5.4% to $3.4 million for the three months ended March 31, 2015 from $3.3 million for the three months ended March 31, 2014.  As a percentage of sales, income from operations accounted for 3.5% of our total sales for the three months ended March 31, 2015, an increase of 0.4% compared to the three months ended March 31, 2014 as a result of increased gross profit.

Interest Expense

Interest expense was $0.8 million for the three months ended March 31, 2015, an increase of 9.7% compared to the same period in 2014. The increase was due to the increased bank loans rates.

Income Tax Expenses

Income tax expense was $0.8 and $0.9 million for the three months end March 31, 2015 and 2014, respectively.

Our PRC subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws. Each of our consolidated entities files its own separate income tax return.

All PRC subsidiaries, except for He Meida, are subject to the 25% income tax rate.

He Meida incorporated in Xizang (Tibet) Autonomous Region is subject to income tax at the 15% statutory rate. The local government has implemented a income tax reduction from 15% to 9% valid through December 31, 2017.

Perfect Dream Limited was incorporated in the British Virgin Islands (BVI), and under the current laws of BVI dividends and capital gains arising from the Company’s investments in the BVI are not subject to income taxes.

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

Ever-Glory International Group Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes through March 31, 2015. The net operating loss carry forwards for United States income taxes may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2031. Management believes that the realization of the benefits from these losses is uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero.

Net Income

Net income for the three months ended March 31, 2015 and 2014 was $2.4 million, respectively. Our basic and diluted earnings per share were $0.16 for the three months ended March 31, 2015 and 2014, respectively.

Summary of Cash Flows

Summary cash flows information for the three months ended March 31, 2015 and 2014 is as follows:

	2015	2014
Net cash provided by operating activities	$18,397,341	$6,235,637
Net cash used in investing activities	$(4,406,655)	$(1,731,912)
Net cash used in financing activities	$(15,512,723)	$(5,217,989)

Net cash provided by operating activities was $18.4 and $6.2 million for the three months ended March 31, 2015 and 2014, respectively. This increase was mainly due to decreased accounts receivable and inventory, offset by decreased accounts payable.

Net cash used in investing activities was $4.4 million and $1.7 million for the three months ended March 31, 2015 and 2014. This increase was mainly due to increased in land use right purchase for our retail logistics.

Net cash used in financing activities was $15.5 million and $5.2 million for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015, we received new bank loans of $28.4 million and repaid the bank loans of $43.1 million.

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash equivalents of $32.0 million, other current assets of $177.5 million and current liabilities of $130.2 million. We presently finance our operations primarily from cash flows from operations and borrowings from banks, and we anticipate that these will continue to be our primary source of funds to finance our short-term cash needs.

Bank Loans

In June 2014, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $8.16 million (RMB50 million). These loans are guaranteed by Mr. Kang and Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of March 31, 2015, Goldenway had borrowed $3.26 million (RMB20 million) under this line of credit with an annual interest rate of 6.1% and due in September 2015. At March 31, 2015, approximately $4.9 million was unused and available under this line of credit.

In July 2014, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.79 million (RMB60 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of March 31, 2015, Ever-Glory Apparel had borrowed $4.89 million (RMB30 million) from Nanjing Bank with annual interest rates ranging from 2.0% to 5.6% and due on various dates from August to November 2015. Ever-Glory Apparel had also borrowed $3.30 million from Nanjing Bank with annual interest rates ranging from 2.1% to 2.2% and due on various dates from April to June 2015, and collateralized by approximately $5.06 million of accounts receivable from wholesale customers. At March 31, 2015, approximately $1.6 million was unused and available under this line of credit.

In July 2014, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.26 million (RMB20 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of March 31, 2015, LA GO GO had borrowed $2.45 million (RMB15 million) under this line of credit with an annual interest rate of 6.16% and due on various dates from April to August 2015. At March 31, 2015, approximately $0.81 million (RMB5 million) was unused and available under this line of credit.

In January 2014, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $9.79 million (RMB60 million). These loans are collateralized by the Company’s property and equipment. As of March 31, 2015, Goldenway had borrowed $6.52 million (RMB40 million) under this line of credit with an annual interest rates ranging from 5.77% - 6.42% and due on various dates from April to November 2015. At March 31, 2015, approximately $3.27 million was unused and available under this line of credit.

In January 2014, Ever-Glory Apparel entered into a line of credit agreement for approximately $6.52 million (RMB40 million) with Industrial and Commercial Bank of China and guaranteed by Goldenway. As of March 31, 2015, Ever-Glory Apparel had borrowed $4.89 million (RMB 30 million) under this line of credit with an annual interest rate of 5.64% and due on various dates from May to June 2015. At March 31, 2015, approximately $1.63 million was unused and available under this line of credit.

In July 2011, Ever-Glory Apparel and Perfect Dream collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $7.0 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of March 31, 2015, Ever-Glory Apparel had borrowed $5.92 million from HSBC with an annual interest rate of 5.88%, due in May 2015, and collateralized by approximately $6.96 million of accounts receivable from wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of March 31, 2015, approximately $1.08 million was unused and available.

In January 2014, Ever-Glory Apparel entered into a line of credit agreement for approximately $8.48 million (RMB52 million) with the Bank of Communications and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among the Company, Jiangsu Ever-Glory, Nanjing Knitting and the bank. At March 31, 2015, approximately $8.48 million was unused and available under this line of credit.

In July 2013, LA GO GO entered into a line of credit agreement for approximately $5.38 million (RMB33 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of March 31, 2015, LA GO GO had borrowed $4.89 million (RMB30 million) from the Bank of Communications with annual interest rates ranging from 6.60% to 6.62% and due on various dates from June to August 2015. At March 31, 2015, approximately $0.49 million was unused and available under this line of credit.

As of March 31, 2015, LA GO GO had borrowed $3.26 million (RMB 20 million) from China Minsheng Bank, with annual interest rate of 6.3% and due in August 2015. This loan is guaranteed by Ever-Glory Apparel and Mr. Kang.

In November 2014, Goldenway entered into a line of credit agreement with Shanghai Pudong Development Bank, which allows the Company to borrow up to approximately $3.26 million (RMB20 million). These loans are guaranteed by Ever-Glory Apparel and Jiangsu Ever-Glory. These loans are also collateralized by Jiangsu Ever-Glory’s property and equipment. As of March 31, 2015, Goldenway had borrowed $3.26 million (RMB 20 million) from Shanghai Pudong Development Bank, with annual interest rate of 5.7% and due in May 2015.

As of March 31, 2015, Ever-Glory Apparel had borrowed $1.55 million from Ping An Bank, with annual interest rate of 5.4% and due on various dates from April to May 2015, and collateralized by approximately $1.83 million of accounts receivable from wholesale customers.

In November 2013, Ever-Glory Apparel entered into a line of credit agreement for approximately $5.70 million (RMB35 million) with the Bank of China and guaranteed by Jiangsu Ever-Glory and Mr. Kang. At March 31, 2015, approximately $5.70 million was unused and available under this line of credit.

In December 2014, LA GO GO entered into a line of credit agreement for approximately $5.87 million (RMB36 million) with the China Citic Bank and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of March 31, 2015, LA GO GO had borrowed $1.47 million (RMB 9.0 million) from the China Citic Bank with annual interest rate of 5.88% and due in December 2015. At March 31, 2015, approximately $4.4 million was unused and available under this line of credit.

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

As of March 31, 2015, we had access to approximately $78.02 million in lines of credit, of which approximately $32.36 million was unused and available. These credit facilities do not include any covenants. We have agreed to provide Jiangsu Ever-Glory a counter-guarantee of not less than 70% of the maximum aggregate lines of credit and borrowings guaranteed by Jiangsu Ever-Glory and collateralized by the assets of Jiangsu Ever-Glory and its equity investee, Nanjing Knitting, under agreements executed between the Company, Jiangsu Ever-Glory, Nanjing Knitting, and the banks. The maximum aggregate lines of credit and available borrowings was approximately $46.85 million (RMB 286 million) and approximately $18.24 (RMB 112 million) was provided to Jiangsu Ever-Glory as the counter guarantee as of March 31, 2015.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004, the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of March 31, 2015, the market foreign exchange rate had increased to 6.13 RMB to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future, and will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel, Taixin, He Meida, Huirui, Shanghai LA GO GO, Yalan, Shanghai Yiduo, Tianjin LA GO GO and Jiangsu LA GO GO (whose functional currency is RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain (lost) for the three months ended March 31, 2015 and 2014 was approximately $0.5 and ($0.7), respectively.

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

Interest Rates: Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. On March 31, 2015, we had $32.0 million in cash and cash equivalents. A hypothetical 5% increase or decrease in either the short term or long term interest rates would not have any material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates: We pay our suppliers and employees in Chinese RMB, however, most of our wholesale customers are located in the U.S., Japan and Europe and we generate sales from them in U.S. Dollars, Euros and British Pounds. Accordingly, our business has substantial exposure to changes in exchange rates between and among the Chinese RMB, the U.S. Dollar, the Euro and the British Pound. In the last decade, the RMB was initially pegged at 8.26 RMB to one U.S. Dollar. On July 21, 2005 it was revalued to 8.09 per U.S. Dollar. Following the removal of the peg to the U.S. Dollar and pressure from the United States, the People’s Bank of China also announced that the RMB would be pegged to a basket of foreign currencies, rather than being strictly tied to the U.S. Dollar, and would be allowed to float trade within a narrow 0.3% daily band against this basket of currencies. The PRC government has stated that the basket is dominated by the U.S. Dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British Pound, Thai Baht, Russian Ruble, Australian Dollar, Canadian Dollar and Singapore Dollar. There can be no assurance that the relationship between the RMB and these currencies will remain stable over time, especially in light of the significant political pressure on the Chinese government to permit the free flotation of the RMB, which could result in greater and more frequent fluctuations in the exchange rate between the RMB, the U.S. Dollar and the Euro. On March 31, 2015, the exchange rate between the RMB and U.S. Dollar was 6.13RMB to one U.S. Dollar. For additional discussion regarding our foreign currency risk, see the section titled Risk Factors in the Annual Report on Form 10-K for our fiscal year ended December 31, 2014. Fluctuation in the value of Chinese RMB relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.

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

Evaluation of Disclosure Controls and Procedures. As of  March 31, 2015, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of March 31, 2015. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9 of our annual report for fiscal year ended December 31, 2014.  As of March 31, 2015, we had not completed the remediation of these material weaknesses.

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

Changes in Internal Control over Financial Reporting

Our management has worked, and will continue to work to improve our internal controls over financial reporting. During the three months ended March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

There has been no material change in the information provided in Item 1A of Form 10-K Annual Report for the year ended December 31, 2014 filed with the SEC on March 31, 2015.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2015	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jiansong Wang
Jiansong Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

