Form 10-Q
period 2015-06-30
Ever-Glory International Group, Inc.
filed 2015-08-12
CIK 943184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 11, 2015, 14,785,868 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

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

Forward-looking statements also include the assumptions underlying or relating to any of the foregoing or other such statements. When used in this report, the words “may,” “will,”“should,”“could,”“expect,”“plan,”“anticipate,” “believe,”“estimate,”“predict,”“continue,” and similar expressions are generally intended to identify forward-looking statements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

	2015	2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$28,250,926	$34,134,239
Accounts receivable	58,207,714	91,874,693
Inventories	77,822,975	70,270,213
Value added tax receivable	4,043,652	2,697,080
Other receivables and prepaid expenses	2,673,142	3,523,862
Advances on inventory purchases	2,876,584	3,916,913
Amounts due from related parties	1,367,997	1,651,987
Total Current Assets	175,242,990	208,068,987

INTANGIBLE ASSETS	6,588,881	4,041,284
PROPERTY AND EQUIPMENT, NET	21,007,935	20,102,976
TOTAL ASSETS	$202,839,806	$232,213,247

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Bank loans	$40,917,467	$60,216,950
Accounts payable	45,736,091	58,923,234
Accounts payable and other payables - related parties	3,193,353	3,895,578
Other payables and accrued liabilities	19,009,402	20,911,191
Value added and other taxes payable	5,463,016	6,217,081
Income tax payable	4,445,608	5,523,173
Deferred tax liabilities	3,894,156	3,874,594
Total Current Liabilities	122,659,093	159,561,801
TOTAL LIABILITIES	122,659,093	159,561,801

COMMITMENTS AND CONTINGENCIES

EQUITY
Stockholders' equity of the Company:
Preferred stock ($.001 par value, authorized 5,000,000 shares, no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares, 14,784,094 and 14,784,094 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively)	14,784	14,784
Additional paid-in capital	3,587,195	3,587,195
Retained earnings	73,653,615	67,659,920
Statutory reserve	12,536,641	12,536,641
Accumulated other comprehensive income	8,606,141	8,277,248
Amounts due from related party	(18,341,688)	(19,424,342)
Total Stockholders' Equity	80,056,688	72,651,446
Noncontrolling interest	124,025	-

Total Equity	80,180,713	72,651,446
TOTAL LIABILITIES AND EQUITY	$202,839,806	$232,213,247

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
NET SALES	$75,726,998	$85,667,780	$173,629,960	$191,682,949
COST OF SALES	45,679,590	56,317,989	112,974,179	136,552,201

GROSS PROFIT	30,047,408	29,349,791	60,655,781	55,130,748

OPERATING EXPENSES
Selling expenses	17,582,288	14,402,662	37,837,662	30,525,958
General and administrative expenses	7,606,070	7,539,418	14,520,019	13,934,406
Total Operating Expenses	25,188,358	21,942,080	52,357,681	44,460,364

INCOME FROM OPERATIONS	4,859,050	7,407,711	8,298,100	10,670,384

OTHER INCOME (EXPENSES)
Interest income	215,351	336,414	538,755	577,747
Interest expense	(716,441)	(774,693)	(1,492,287)	(1,481,808)
Other income (expenses)	538,613	440,464	772,697	912,223
Total Other Income (Expenses)	37,523	2,185	(180,835)	8,162

INCOME BEFORE INCOME TAX EXPENSE	4,896,573	7,409,896	8,117,265	10,678,546
Income tax expense	(1,378,827)	(1,879,752)	(2,203,964)	(2,758,674)

NET INCOME	3,517,746	5,530,144	5,913,301	7,919,872

Net (income) loss attributable to the non-controlling interest	80,394	-	80,394	-
NET INCOME ATTRIBUTABLE TO THE COMPANY	3,598,140	5,530,144	5,993,695	7,919,872

NET INCOME	$3,517,746	$5,530,144	$5,913,301	$7,919,872

Foreign currency translation (loss) gain	(127,037)	356,044	328,893	(343,382)
COMPREHENSIVE INCOME	3,390,709	5,886,188	6,242,194	7,576,490

Comprehensive (income) loss attributable to the non-controlling interest	80,560	-	80,560	-
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$3,471,269	$5,886,188	$6,322,754	$7,576,490

EARNINGS PER SHARE ATTRIBUTABLE TO THE COMPANY’S STOCKHOLDERS
Basic and diluted	$0.24	$0.37	$0.41	$0.54
Weighted average number of shares outstanding
Basic and diluted	14,784,094	14,781,241	14,784,094	14,781,241

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (UNAUDITED)

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,913,301	$7,919,872
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,678,225	3,462,128
Recovering for doubtful accounts	(142,757)
Deferred income tax	2,861	(2,409,053)
Changes in operating assets and liabilities
Accounts receivable	34,100,343	19,441,054
Inventories	(7,265,652)	(1,927,458)
Value added tax receivable	(1,332,500)	(1,286,005)
Other receivables and prepaid expenses	864,521	(529,644)
Advances on inventory purchases	1,055,259	(404,581)
Amounts due from related parties	185,880	1,334,894
Accounts payable	(13,416,258)	(22,393,350)
Accounts payable and other payables- related parties	(1,073,581)	(2,527,146)
Other payables and accrued liabilities	(1,987,362)	(1,076,252)
Value added and other taxes payable	(779,412)	(631,814)
Income tax payable	(1,099,332)	3,830,846
Net cash provided by operating activities	19,703,536	2,803,491

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(5,438,113)	(4,185,207)
Proceeds from sale of property and equipment	3,526	-
Purchase of intangible assets	(1,731,627)	-
Acquisition of Yiduo net of cash acquired	(456,776)	-
Net cash used in investing activities	(7,622,990)	(4,185,207)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	52,715,587	73,693,038
Repayment of bank loans	(72,217,424)	(71,260,909)
Advances to related party	(814,500)	(5,046,800)
Repayment of advances from related party	2,443,500	-
Interest income received from related party	-	1,302,400
Net cash (used in) provided by financing activities	(17,872,837)	(1,312,271)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(91,022)	(66,731)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,883,313)	(2,760,718)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,134,239	27,772,878

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,250,926	$25,012,160

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$1,492,287	$1,481,808
Income taxes	$3,300,525	$1,354,679
SUPPLEMENTAL INFORMATION OF NONCASH INVESTING ACTIVITIES
Increase in intangible assets and non-controlling interests	$232,947	$-

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

The Company’s wholesale operations are provided primarily through the Company’s wholly-owned PRC subsidiaries, Goldenway Nanjing Garments Co. Ltd. (“Goldenway”), Nanjing Catch-Luck Garments Co. Ltd. (“Catch-Luck”), Nanjing New-Tailun Garments Co. Ltd (“New-Tailun”), Ever-Glory International Group Apparel Inc.(“Ever-Glory Apparel”), Chuzhou Huirui Garments Co. Ltd. (“Huirui”) and Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”), and the Company’s wholly-owned Samoa subsidiary, Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”).  The Company’s retail operations are provided through its wholly- owned subsidiaries, Shanghai LA GO GO Fashion Company Limited (“Shanghai LA GO GO”), Jiangsu LA GO GO Fashion Company Limited (“Jiangsu LA GO GO”), Tianjin LA GO GO Fashion Company Limited (“Tianjin LA GO GO”), Shanghai Ya Lan Fashion Company Limited (“Ya Lan”), Xizang He Meida Trading Company Limited (“He Meida”) and 78% owned Shanghai Yiduo Fashion Company Limited (“Shanghai Yiduo”).

On June 26, 2014, Shanghai LA GO GO entered into a contract with Shanghai Yiduo Fashion Company Limited (“Shanghai Yiduo”) to acquire 78% of the shares of Shanghai Yiduo for $0.75 million (RMB4.6 million). The last $0.08 million was paid by the Company to Shanghai Yiduo on March 27, 2015 when Shanghai Yiduo collected all the accounts receivable from Mecox Lane. The Company gained effective control of Shanghai Yiduo by the end of March 2015 and Shanghai Yiduo was consolidated on March 31, 2015. Management made a preliminary valuation of Shanghai Yiduo, including the value of the designer team and other marketing related intangibles and recorded $852,925 as intangible assets in the consolidated balance sheet as of March 31, 2015. During the three months ended June 30, 2015, the Company made a $1,062,800 (RMB6.5 million) capital contribution to Shanghai Yiduo as required by the acquisition agreement. As a result, the value of Shanghai Yiduo recorded as intangible assets, and the non-controlling interest increased by $232,947. Management believes that the acquisition will improve the Company’s design and product development ability. Management will complete the final valuation and allocation of the acquired business components within 12 months.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of June 30, 2015, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2015 and 2014, and the condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for completed consolidated financial statements. Wholesale revenues are generally higher in the third and fourth fiscal quarters, while retail revenues are generally higher in the first and fourth fiscal quarters. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and Form 10-Q for the three and six months ended June 30, 2014.

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

At June 30, 2015, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions that management considers to be of a high quality.

At December 31, 2014, the Company had an outstanding forward foreign exchange option contract subject to recurring fair value measurement (Level 3) with the change in fair value recognized in earnings (Note 5).

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts from Customers, which supersedes the revenue recognition in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  In July 2015, the FASB delayed the effective date by one year. This new standard is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively, with early adoption now permitted to the original effective date of December 15, 2016.  The Company is currently evaluating this new standard and the potential impact this standard may have upon adoption.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s condensed consolidated financial statements.

NOTE 3 INVENTORIES

Inventories at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
Raw materials	$3,031,159	$2,779,719
Work-in-progress	28,188,836	15,197,489
Finished goods	63,346,430	69,168,169
	94,566,425	87,145,377
Less: allowance for obsolete inventories	(16,743,450)	(16,875,164)
Total inventories	$77,822,975	$70,270,213

NOTE 4 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Bank loans consisted of the following at June 30, 2015 and December 31, 2014:

Bank	June 30, 2015	December 31, 2014
Nanjing Bank	$14,103,540	$17,357,412
Industrial and Commercial Bank of China	13,056,000	11,375,000
HSBC	5,077,764	6,766,960
Bank of Communications	3,264,000	13,021,612
China Minsheng Banking	3,264,000	3,250,000
China Citic Bank	1,468,800	-
Pin An Bank	683,363	3,867,605
Shanghai Pudong Development Bank	-	3,250,000
Bank of China	-	1,328,361
	$40,917,467	$60,216,950

In June 2014, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $8.16 million (RMB50 million). These loans are guaranteed by Mr. Kang and Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of June 30, 2015, Goldenway had borrowed $3.26 million (RMB20 million) under this line of credit with an annual interest rate of 6.1% and due in September 2015. At June 30, 2015, approximately $4.9 million was unused and available under this line of credit.

In July 2014, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.79 million (RMB60 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of June 30, 2015, Ever-Glory Apparel had borrowed $6.53 million (RMB40 million) from Nanjing Bank with annual interest rates ranging from 5.5% to 6.4% and due on various dates from August to December 2015. Ever-Glory Apparel had also borrowed $1.86 million from Nanjing Bank with annual interest rates ranging from 1.7% to 2.1% and due on various dates from July to August 2015, and collateralized by approximately $2.45 million of accounts receivable from wholesale customers. At June 30, 2015, approximately $1.4 million was unused and available under this line of credit.

In July 2014, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.26 million (RMB20 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of June 30, 2015, LA GO GO had borrowed $2.45 million (RMB15 million) under this line of credit with an annual interest rates ranging from 5.9% to 6.2% and due on various dates from August 2015 to January 2016. At June 30, 2015, approximately $0.81 million (RMB5 million) was unused and available under this line of credit.

In January 2014, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $9.79 million (RMB60 million). These loans are collateralized by the Company’s property and equipment. As of June 30, 2015, Goldenway had borrowed $6.53 million (RMB40 million) under this line of credit with an annual interest rates ranging from 5.5% - 5.8% and due on various dates from November 2015 to February 2016. At June 30, 2015, approximately $3.26 million was unused and available under this line of credit.

In January 2014, Ever-Glory Apparel entered into a line of credit agreement for approximately $6.53 million (RMB40 million) with Industrial and Commercial Bank of China and guaranteed by Goldenway. As of June 30, 2015, Ever-Glory Apparel had borrowed $6.53 million (RMB 40 million) under this line of credit with an annual interest rates ranging from 5.1% - 5.4% and due on various dates from October to December 2015.

In July 2011, Ever-Glory Apparel and Perfect Dream collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $7.0 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of June 30, 2015, Ever-Glory Apparel had borrowed $5.08 million from HSBC with an annual interest rate of 5.88%, due in August 2015, and collateralized by approximately $6.68 million of accounts receivable from wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of June 30, 2015, approximately $1.92 million was unused and available.

In July 2013, LA GO GO entered into a line of credit agreement for approximately $5.39 million (RMB33 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of June 30, 2015, LA GO GO had borrowed $3.26 million (RMB20 million) from the Bank of Communications with annual interest rates ranging from 5.3% to 6.6% and due on various dates from August 2015 to June 2016. At June 30, 2015, approximately $2.13 million was unused and available under this line of credit.

As of June 30, 2015, LA GO GO had borrowed $3.26 million (RMB 20 million) from China Minsheng Bank, with annual interest rate of 6.3% and due in August 2015. This loan is guaranteed by Ever-Glory Apparel and Mr. Kang.

In December 2014, LA GO GO entered into a line of credit agreement for approximately $5.88 million (RMB36 million) with the China Citic Bank and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of June 30, 2015, LA GO GO had borrowed $1.47 million (RMB 9.0 million) from the China Citic Bank with annual interest rate of 5.88% and due in December 2015. At June 30, 2015, approximately $4.41 million was unused and available under this line of credit.

As of June 30, 2015, Ever-Glory Apparel had borrowed $0.68 million from Ping An Bank, with annual interest rate of 5.4% and due in July 2015, and collateralized by approximately $0.89 million of accounts receivable from wholesale customers.

In November 2013, Ever-Glory Apparel entered into a line of credit agreement for approximately $5.70 million (RMB35 million) with the Bank of China and guaranteed by Jiangsu Ever-Glory and Mr. Kang. At June 30, 2015, approximately $5.70 million was unused and available under this line of credit.

In November 2014, Goldenway entered into a line of credit agreement with Shanghai Pudong Development Bank, which allows the Company to borrow up to approximately $3.26 million (RMB20 million). These loans are guaranteed by Ever-Glory Apparel and Jiangsu Ever-Glory. These loans are also collateralized by Jiangsu Ever-Glory’s property and equipment. At June 30, 2015, approximately $3.26 million was unused and available under this line of credit.

All loans have been repaid before or at maturity date.

Total interest expense on bank loans amounted to $716,441, $1,492,287, $774,693, $1,481,808 for the three and six months ended June 30, 2015 and 2014, respectively.

NOTE 5 DERIVATIVES LIABILITY

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

He Meida incorporated in Xizang (Tibet) Autonomous Region is subject to income tax at 15% statutory rate. The local government has implemented an income tax reduction from 15% to 9% valid through December 31, 2017.

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

The Company and the PRC Tax Bureau have agreed that payments on the tax liability $ 3,186,000 will be made by the Company prospectively over the next two to three years period. Approximately $346,421 was paid as of June 30, 2015. Beginning January 1, 2014, all net income generated from Ever-Glory HK has been reported as a taxable income at 25% tax rate in PRC.

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

The pre-tax income for the three and six months ended June 30, 2015 and 2014 was taxable in the following jurisdictions:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
PRC	$4,900,055	$7,439,468	$8,213,264	$10,713,481
BVI	(982)	(24,572)	(90,999)	(24,935)
Others	(2,500)	(5,000)	(5,000)	(10,000)
	$4,896,573	$7,409,896	$8,117,265	$10,678,546

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three and six months ended June 30, 2015 and 2014, respectively:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
PRC statutory rate	25.0%	25.0%	25.0%	25.0%
Preferential tax treatment	(0.3)	-	(0.7)	-
Effect of foreign income tax rates	-	0.1	0.3	0.1
Other	3.5	0.3	2.6	0.7
Effective income tax rate	28.2%	25.4%	27.2%	25.8%

Income tax expense for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Current	$1,245,118	$4,281,918	$2,184,402	$5,216,018
Deferred	133,709	(2,402,166)	19,562	(2,457,344)
Income tax expense	$1,378,827	$1,879,752	$2,203,964	$2,758,674

The Company has not recorded U.S. deferred income taxes of approximately $73,653,615 of its non-U.S. subsidiaries’ undistributed earnings because such amounts are intended to be reinvested outside the United States indefinitely. If these earnings were repatriated to the United States, the Company would be required to accrue and pay U.S. federal income taxes and foreign withholding taxes, as adjusted for foreign tax credits. Determination of the amount of any unrecognized deferred income tax liability on these earnings is not practicable.

NOTE 7 EARNINGS PER SHARE

The following demonstrates the calculation for earnings per share for the Company’s stockholders for the three and six months ended June 30, 2015 and 2014:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Weighted average number of common shares – Basic and diluted	14,784,094	14,781,241	14,784,094	14,781,241
Earnings per share – Basic and diluted	$0.24	$0.37	$0.41	$0.54

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

On July 29, 2015, the Company issued an aggregate of 854 shares of its common stock to three of the Company’s independent directors as compensation for their services in the third and fourth quarters of 2014. The shares were valued at $5.91 per share, which was the average market price of the common stock for the five days before the grant date.

On July 29, 2015, the Company issued an aggregate of 920 shares of its common stock to two of the Company’s independent directors as compensation for their services in the first and second quarters of 2015. The shares were valued at $5.39 per share, which was the average market price of the common stock for the five days before the grant date.

NOTE 9 RELATED PARTY TRANSACTIONS

Mr. Kang is the Company’s Chairman and Chief Executive Officer. Ever-Glory Enterprises (HK) Ltd. (Ever-Glory Enterprises) is the Company’s major shareholder. Mr. Xiaodong Yan was Ever-Glory Enterprises’ sole shareholder and sole director. Mr. Huake Kang, Mr. Kang’s son, acquired 83% interest of Ever-Glory Enterprises and became its sole director in 2014. All transactions associated with the following companies controlled by Mr. Kang or his son are considered to be related party transactions, and it is possible that the terms of these transactions may not be the same as those that would result from transactions between unrelated parties. All related party outstanding balances are short-tem in nature and are expected to be settled in cash.

Other income from Related Parties

JiangsuWubijia trading company limited (“JiangsuWubijia”) is an entity engaged in high-grade home goods sales and is controlled by Mr. Kang. JiangsuWubijia has sold their home goods on consignment in some Company’s retail stores since the third quarter of 2014. During the three and six months ended June 30, 2015, the Company received other income $2,026 and $9,786 from the customers and paid $2,480 and $9,100 to Wubijia through the consignment, respectively. The net (loss) profit of ($454) and $686 was recorded as other income during three and six months ended June 30, 2015, respectively.

Other expenses due to Related Parties

Included in other expenses for the three and six months ended June 30, 2015 and 2014 are rent costs due to entities controlled by Mr. Kang under operating lease agreements as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Jiangsu Ever-Glory	$12,819	$12,733	$25,575	$25,560
Kunshan Enjin	12,201	10,491	24,342	21,060
Total	$25,020	$23,224	$49,917	$46,620

The Company leases Jiangsu Ever-Glory's factory as the factory is in a location where there is a good supply of experienced workers. The Company leases Kunshan Enjin's warehouse space because the location is convenient for transportation and distribution.

Purchases from, and Sub-contracts with Related Parties

For the three and six months ended June 30, 2015 and 2014, the Company purchased raw materials of $506,904, $685,843, $450,620, $884,070, respectively, from Nanjing Knitting.

In addition, the Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors. Sub-contracts with related parties included in cost of sales for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Chuzhou huarui	$1,461,299	$-	$2,492,911	$-
Fengyang huarui	327,129	-	735,835	-
Nanjing Ever-Kyowa	313,883	426,451	586,583	861,970
Ever-Glory Vietnam	3,852,460	1,776,620	4,887,750	4,964,884
Ever-Glory Cambodia	68,228	696,136	372,061	2,957,190
EsCeLav	-	-	2,009	-
Shanghai Weiwen	-	1,502,785	-	1,502,785
Shanghai Sea to Sky	158	377,793	258,741	377,793
Jiangsu Ever-Glory	25,576	-	25,911	25,284
	$6,048,733	$4,779,785	$9,361,801	$10,689,906

Accounts Payable – Related Parties

Accounts payable to related parties at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Fengyang huarui	$-	622,060
Ever-Glory Vietnam	2,024,905	1,883,556
Nanjing Ever-Kyowa	552,521	479,032
Chuzhou huarui	455,300	414,583
Nanjing Knitting	150,685	199,766
JiangsuWubijia	5,877	5,460
Kunshan Enjin	4,065	-
Ever-Glory Cambodia	-	291,121
Total	$3,193,353	$3,895,578

Amounts Due From Related Parties

The amounts due from related parties at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Nanjing Eight-One-Five Hi-tech (M&E) Co., Ltd.	$20,647	$20,558
Ever-Glory Cambodia	958,957	-
EsCeLav	9,114	-
Fengyang huarui	53,895	-
Sea to sky	-	48,750
Jiangsu Ever-Glory	325,384	1,582,679
Total	$1,367,997	$1,651,987

The Company had prepaid $958,957 and $53,895 to the sub-contractors, Ever-Glory Cambodia and Fengyang huarui, respectively, for the next period’s subcontracting fees.

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. During six months ended June 30, 2015 and 2014, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices. The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at cost for $3,026,053 and $0 during the six month period ended June 30, 2015 and 2014, respectively. Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at cost for $25,911 and $19,221 during the six months ended June 30, 2015 and 2014, respectively.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of June 30, 2015 and December 31, 2014, Jiangsu Ever-Glory has provided guarantees for approximately $38.19 million (RMB 234 million) and $40.62 million (RMB 250 million) of lines of credit obtained by the Company. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $10.0 million (RMB 61 million) and $22.3 million (RMB 136 million) as of June 30, 2015 and December 31, 2014.  Mr. Kang has also provided a personal guarantee for $41.4 million (RMB 254 million).

At December 31, 2014, $17.36 million (RMB 107 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the six months ended June 30, 2015, an additional US$0.82 million (RMB5 million) was provided to and repayment of $2.45 million (RMB 15 million) was received from Jiangsu Ever-Glory under the counter-guarantee. As of June 30, 2015, the amount of the counter-guarantee was $15.8 million (RMB 96.8 million) (the difference represents currency exchange adjustment of $0.07 million), which was 41.4% of the aggregate amount of lines of credit. This amount plus accrued interest of $2.54 million have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. At June 30, 2015 and December 31, 2014, the amount classified as a reduction of equity was $18.34 million and $19.42 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. From April 1, 2015, interest rate change to 0.41% as the bank benchmark interest rate decreased. Interest income for the three and six months ended June 30, 2015 and 2014 was approximately $0.2 million, $0.5 million, $0.3 million and $0.5 million, respectively.

NOTE 10 CONCENTRATIONS AND RISKS

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Based on management’s assessment of the amount of probable credit losses, if any, in existing accounts receivable. The allowance for doubtful accounts at June 30, 2015 and December 31, 2014 was $1,651,961 and $1,787,282, respectively. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions in the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts. If judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability.

For the six-month period ended June 30, 2015, the Company had two wholesale customers that represented approximately 13% and 11% of the Company’s revenues, respectively. For the three-month period ended June 30, 2015, the Company had one wholesale customer that represented approximately 10% of the Company’s revenues. For the six-month period ended June 30, 2014, the Company had one wholesale customer that represented approximately 14% of the Company’s revenues. For the three-month period ended June 30, 2014, the Company had one wholesale customer that represented approximately 15% of the Company’s revenues.

For the Company’s wholesale business during the three and six months ended June 30, 2015 and 2014, no supplier represented more than 10% of the total raw materials purchased.

For the Company’s retail business, the Company had no supplier that represented more than 10% of raw materials purchases during the three and six months ended June 30, 2015 and 2014.

For the wholesale business, during the six months ended June 30, 2015, the Company relied on two manufacturers for 23% and 12% of purchased finished goods, respectively. For the wholesale business, during the six months ended June 30, 2014, the Company relied on two manufacturers for 16% and 10% of purchased finished goods, respectively. During the three months ended June 30, 2015, the Company relied on two manufacturers for 35% and 13% of purchased finished goods, respectively. During the three months ended June 30, 2014, the Company relied on two manufacturers for 15% and 14% of purchased finished goods, respectively.

For the retail business, the Company had no supplier that represented more than 10% of finished goods purchases during the three and six months ended June 30, 2015. The Company had no supplier that represented more than 10% of finished goods purchases during the six months ended June 30, 2014. The Company purchased 11% of its finished goods from one supplier during the three months ended June 30, 2014.

The Company’s revenues for the three and six months ended June 30, 2015 and 2014 were earned in the following geographic areas:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
The People’s Republic of China	$9,373,554	$12,929,219	$28,307,488	$27,527,244
Germany	2,780,201	5,525,792	7,267,170	11,823,952
United Kingdom	3,828,237	9,018,214	6,980,716	11,642,361
Europe-Other	6,897,024	2,061,398	8,698,730	8,517,320
Japan	2,933,661	2,431,821	5,863,864	8,674,713
United States	3,979,362	4,428,137	5,947,997	7,650,480
Total wholesale business	29,792,039	36,394,581	63,065,965	75,836,070
Retail business	45,934,959	49,273,199	110,563,995	115,846,879
Total	$75,726,998	$85,667,780	$173,629,960	$191,682,949

NOTE 11 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a) Wholesale segment

(b) Retail segment

	Wholesale segment	Retail segment	Total
Six months ended June 30, 2015
Segment profit or loss:
Net revenue from external customers	$63,065,965	$110,563,995	$173,629,960
Income from operations	$3,584,692	$4,713,408	$8,298,100
Interest income	$501,180	$37,575	$538,755
Interest expense	$1,116,595	$375,692	$1,492,287
Depreciation and amortization	$597,311	$4,080,914	$4,678,225
Income tax expense	$870,963	$1,333,001	$2,203,964

Six months ended June 30, 2014
Segment profit or loss:
Net revenue from external customers	$75,836,070	$115,846,879	$191,682,949
Income from operations	$3,954,431	$6,715,953	$10,670,384
Interest income	$551,265	$26,482	$577,747
Interest expense	$1,199,618	$282,190	$1,481,808
Depreciation and amortization	$515,773	$2,946,355	$3,462,128
Income tax expense	$946,118	$1,812,556	$2,758,674

	Wholesale segment	Retail segment	Total
Three months ended June 30, 2015
Segment profit or loss:
Net revenue from external customers	$29,792,039	$45,934,959	$75,726,998
Income from operations	$1,752,665	$3,106,385	$4,859,050
Interest income	$192,845	$22,506	$215,351
Interest expense	$522,669	$193,772	$716,441
Depreciation and amortization	$254,784	$1,913,270	$2,168,054
Income tax expense	$415,887	$962,940	$1,378,827

Three months ended June 30, 2014
Segment profit or loss:
Net revenue from external customers	$36,394,581	$49,273,199	$85,667,780
Income from operations	$2,538,511	$4,869,200	$7,407,711
Interest income	$324,638	$11,776	$336,414
Interest expense	$633,051	$141,642	$774,693
Depreciation and amortization	$251,227	$1,319,974	$1,571,201
Income tax expense	$612,044	$1,267,708	$1,879,752

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2015 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Retail Business

We conduct our retail operations through Shanghai LA GO GO Fashion Company Limited (“LA GO GO”), Jiangsu LA GO GO Fashion Company Limited (“Jiangsu LA GO GO”), Tianjin LA GO GO Fashion Company Limited (“Tianjin LA GO GO”), Shanghai Ya Lan Fashion Company Limited (“Ya Lan”), Xizang He Meida Trading Company Limited (“He Meida”) and 78% owned subsidiary Shanghai Yi Duo Fashion Company Limited (“Yi Duo”).

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

Retail Business

The business objective for our retail segment is to establish leading brands of women’s apparel and to build a nationwide retail network in China. As of June 30, 2015, we have 1,204 stores (including store-in-stores) which included 88 stores that were opened and 85 stores that were closed in first half of 2015.

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

Retail business

For store-in-store shops, we generally receive payments from the stores between 60 to 90 days following the date of the register receipt. For our own flagship stores, we receive payments at the same time as the register receipt. For the sales in e-commerce platform such as Tmall, Dangdang mall, Jumei Youpin mall, Yihaodian mall and Jingdong mall. We generally receive payments from these e-commerce companies between 5 to 15 days following the date of the register receipt.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts from Customers, which supersedes the revenue recognition in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB delayed the effective date by one year. This new standard is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively, with early adoption now permitted to the original effective date of December 15, 2016. We are currently evaluating this new standard and the potential impact this standard may have upon adoption.

We review new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s condensed consolidated financial statements.

Results of Operations for the three months ended June 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended June 30, 2015 and 2014. The table and the discussion below should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended June 30,
	2015		2014
	(in U.S. Dollars, except for percentages)
Sales	$75,726,998	100.0%	$85,667,780	100.0%
Gross Profit	$30,047,408	39.7%	$29,349,791	34.3%
Operating Expense	$25,188,358	33.3%	$21,942,080	25.6%
Income From Operations	$4,859,050	6.4%	$7,407,711	8.6%
Other Income (Expenses)	$37,523	0.1%	$2,185	0.1%
Income tax expense	$1,378,827	1.8%	$1,879,752	2.2%
Net Income	$3,517,746	4.6%	$5,530,144	6.5%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended June 30, 2015 and 2014.

	2015	% of total sales	2014	% of total sales	Growth in 2015 compared with 2014
Wholesales business
The People’s Republic of China	$9,373,554	12.4%	$12,929,219	15.1%	(27.5)%
Germany	2,780,201	3.7	5,525,792	6.5	(49.7)
United Kingdom	3,828,237	5.1	9,018,214	10.5	(57.5)
Europe-Other	6,897,024	9.1	2,061,398	2.4	234.6
Japan	2,933,661	3.9	2,431,821	2.8	20.6
United States	3,979,362	5.3	4,428,137	5.2	(10.1)
Total wholesale business	29,792,039	39.3	36,394,581	42.5	(18.1)
Retail business	45,934,959	60.7	49,273,199	57.5	(6.8)
Total	$75,726,998	100.0%	$85,667,780	100.0%	(11.6)%

Sales for the three months ended June 30, 2015 were $75.7 million, a decrease of 11.6% from the three months ended June 30, 2014. This decrease was primarily attributable to a 6.8% decreased sales in our retail business as well as an 18.1% decreased sales in wholesales business.

Sales generated from our wholesale business contributed 39.3% or $29.8 million of our total sales for the three months ended June 30, 2015, a decrease of 18.1% compared to $36.4 million in the three months ended June 30, 2014. This decrease was primarily attributable to decreased sales in P.R.C, Germany, the United Kingdom and the United States.

Sales generated from our retail business contributed 60.7% or $45.9 million of our total sales for the three months ended June 30, 2015, a decrease of 6.8% compared to 57.5% or $49.3 million in the three months ended June 30, 2014. This decrease was primarily due to the decrease in same store sales. We had 1204 retail stores as of June 30, 2015, compared to 1055 retail stores at June 30, 2014. The decrease in same store sales was mainly a result of (i) lowered consumer consumption due to the continuous slowdown in the general economic condition in China, (ii) stronger competition from online retail stores; and (iii) increased competition from international fashion brands operating China.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended June 30, 2015 and 2014.

					Growth
					(Decrease) in 2015
	Three months ended June 30,				Compared
	2015		2014		with 2014
	(in U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$29,792,039	100.0%	$36,394,581	100.0%	(18.1)%
Raw Materials	13,500,523	45.3	16,454,991	45.2	(18.0)
Labor	1,471,735	4.9	1,211,243	3.3	21.5
Outsourced Production Costs	8,433,183	28.3	10,059,316	27.6	(16.2)
Other and Overhead	141,653	0.5	131,151	0.4	8.0
Total Cost of Sales for Wholesale	23,547,094	79.0	27,856,701	76.5	(15.5)
Gross Profit for Wholesale	6,244,945	21.0	8,537,880	23.5	(26.9)
Net Sales for Retail	45,934,959	100.0	49,273,199	100.0	(6.8)
Production Costs	11,379,814	24.8	13,193,339	26.8	(13.7)
Rent	10,752,682	23.4	15,267,949	31.0	(29.6)
Total Cost of Sales for Retail	22,132,496	48.2	28,461,288	57.8	(22.2)
Gross Profit for Retail	23,802,463	51.8	20,811,911	42.2	14.4
Total Cost of Sales	45,679,590	60.3	56,317,989	65.7	(18.9)
Gross Profit	$30,047,408	39.7%	$29,349,791	34.3%	2.4%

Raw material costs for our wholesale business were 45.3% of our total wholesale business sales in the three months ended June 30, 2015, compared to 45.2% in the three months ended June 30, 2014.

Labor costs for our wholesale business were 4.9% of our total wholesale business sales in the three months ended June 30, 2015, compared to 3.3% in the three months ended June 30, 2014. The increase was mainly due to the fact that we outsourced most of the new orders in 2014.

Outsourced manufacturing costs for our wholesale business were 28.3% of our total wholesale business sales in the three months ended June 30, 2015, compared to 27.6% in the three months ended June 30, 2014. This increase was primarily attributable to increased average salaries of the employees in our outsourced manufacturing factories.

Overhead and other expenses for our wholesale business accounted for 0.5% of our total wholesale business sales for the three months ended June 30, 2015, compared to 0.4% of total sales for the three months ended June 30, 2014.

Wholesale business gross profit for the three months ended June 30, 2015 and 2014 was $6.2 million and $8.5 million, respectively. As a percentage of wholesale sales, gross profit accounted for 21.0% of our total wholesale sales for the three months ended June 30, 2015, a decrease of 2.5% compared to 23.5% for the three months ended June 30, 2014. The decrease was mainly due to increased outsourced manufacturing costs.

Production costs for our retail business were $11.4 million during the three months ended June 30, 2015 compared to $13.2 million during the three months ended June 30, 2014. As a percentage of retail sales, retail production costs accounted for 24.8% of our total retail sales in the three months ended June 30, 2015, compared to 26.8% of total retail sales in the three months ended June 30, 2014. The decrease was due to our procurement cost controlling in the three months ended June 30, 2015 being better than the same period of the prior year.

Rent costs for our retail business were $10.8 million for the three months ended June 30, 2015 compared to $15.3 million for the three months ended June 30, 2014. As a percentage of sales, rent costs accounted for 23.4% of our total retail sales for the three months ended June 30, 2015, compared to 31.0% of total retail sales for the three months ended June 30, 2014. The decrease is attributable primarily to negotiated reductions in the variable rent percentage changed at certain locations.

Gross profit in our retail business for the three months ended June 30, 2015 was $23.8 million and gross margin was 51.8%. Gross profit in our retail business for the three months ended June 30, 2014 was $20.8 million and gross margin was 42.2%.

Total cost of sales for the three months ended June 30, 2015 was $45.7 million, compared to $56.3 million for the three months ended June 30, 2014, a decrease of 18.9%. As a percentage of total sales, cost of sales decreased to 60.3% of total sales for the three months ended June 30, 2015, compared to 65.7% of total sales for the three months ended June 30, 2014. Consequently, gross margin increased to 39.7% for the three months ended June 30, 2015 from 34.3% for the three months ended June 30, 2014.

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

	Three Months Ended June 30,
	2015		2014		Increase
	(in U.S. Dollars, except for percentages)
Gross Profit	$30,047,408	39.7%	$29,349,791	34.3%	2.4%
Operating Expenses:
Selling Expenses	17,582,288	23.2	14,402,662	16.8	22.1
General and Administrative Expenses	7,606,070	10.0	7,539,418	8.8	0.9
Total	25,188,358	33.3	21,942,080	25.6	14.8
Income from Operations	$4,859,050	6.4%	$7,407,711	8.6%	(34.4)%

Selling expenses increased 22.1% to $17.6 million for the three months ended June 30, 2015 from $14.4 million for the three months ended June 30, 2014. The increase was attributable to the increased average salaries, and increased number of stores, leading to increased number of retail employees, as well as increased store decoration and marketing expenses associated with the promotion of the retail brand.

General and administrative expenses increased 0.9% to $7.6 million for the three months ended June 30, 2015 from $7.5 million for the three months ended June 30, 2014. The increase was attributable to an increase in payroll for additional management and design and marketing staff as a result of our business expansion. As a percentage of total sales, general and administrative expenses increased to 10.0% of total sales for the three months ended June 30, 2015, compared to 8.8% of total sales for the three months ended June 30, 2014. The percentage increase was attributable to the decrease in our sales.

Income from Operations

Income from operations decreased 34.4% to $4.9 million for the three months ended June 30, 2015 from $7.4 million for the three months ended June 30, 2014. As a percentage of sales, income from operations accounted for 6.4% of our total sales for the three months ended June 30, 2015, a decrease of 2.2% compared to the three months ended June 30, 2014 as a result of increasing gross profit.

Interest Expense

Interest expense was $0.7 million for the three months ended June 30, 2015, a decrease of 7.5% compared to the same period in 2014.

Income Tax Expenses

Income tax expense for the three months ended June 30, 2015 was $1.4 million, a decrease of 27% compared to the same period of 2014. The decrease was primarily due to decreased profits of our business.

Our PRC subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws. Each of our consolidated entities files its own separate income tax return.

All PRC subsidiaries are subject to the 25% income tax rate.

He Meida incorporated in Xizang (Tibet) Autonomous Region is subject to income tax at the 15% statutory rate. The local government has implemented an income tax reduction from 15% to 9% valid through December 31, 2017.

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

The Company and the PRC Tax Bureau have agreed that payments on the tax liability $ 3,186,000 will be made by the Company prospectively over the next two to three years period. Approximately $346,421 was paid as of June 30, 2015. Beginning January 1, 2014, all net income generated from Ever-Glory HK has been reported as a taxable income at 25% tax rate in PRC.

Ever-Glory International Group Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes through June 30, 2015. The net operating loss carry forwards for United States income taxes may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2031. Management believes that the realization of the benefits from these losses is uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero.

Net Income

Net income for the three months ended June 30, 2015 was $3.5 million, a decrease of 36.4% compared to the same period in 2014. Our basic and diluted earnings per share were $0.24 and $0.37 for the three months ended June 30, 2015 and 2014, respectively.

Results of Operations for the six months ended June 30, 2015 and 2014

The following table summarizes our results of operations for the six months ended June 30, 2015 and 2014. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Six Months Ended June 30,
	2015		2014
	(in U.S. Dollars, except for percentages)
Sales	$173,629,960	100.0%	$191,682,949	100.0%
Gross Profit	60,655,781	34.9	55,130,748	28.8
Operating Expense	52,357,681	30.2	44,460,364	23.2
Income From Operations	8,298,100	4.8	10,670,384	5.6
Other Income (Expenses)	(180,835)	(0.1)	8,162	0
Income tax expense	2,203,964	1.3	2,758,674	1.4
Net Income	$5,913,301	3.4%	$7,919,872	4.1%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the six months ended June 30, 2015 and 2014.

	2015	% of total sales	2014	% of total sales	Growth in 2015 compared with 2014
Wholesales business
The People’s Republic of China	$28,307,488	16.3%	$27,527,244	14.4%	2.8%
Germany	7,267,170	4.2	11,823,952	6.2	(38.5)
United Kingdom	6,980,716	4.0	11,642,361	6.1	(40.0)
Europe-Other	8,698,730	5.0	8,517,320	4.4	2.1
Japan	5,863,864	3.4	8,674,713	4.5	(32.4)
United States	5,947,997	3.4	7,650,480	4.0	(22.3)
Total wholesale business	63,065,965	36.3	75,836,070	39.6	(16.8)
Retail business	110,563,995	63.7	115,846,879	60.4	(4.6)
Total	$173,629,960	100.0%	$191,682,949	100.0%	(9.4)%

Sales for the six months ended June 30, 2015 were $173.6 million, a decrease of 9.4% from the six months ended June 30, 2014. This decrease was primarily attributable to a 4.6% decreased sales in our retail business as well as a 16.8% decreased sales in wholesale business.

Sales generated from our wholesale business contributed 36.3% or $63.1 million of our total sales for the six months ended June 30, 2015, a decrease of 16.8% compared to $75.8 million in the six months ended June 30, 2014. This decrease was primarily attributable to decreased sales in Germany, the United Kingdom, Japan and the United States.

Sales generated from our retail business contributed 63.7% or $110.6 million of our total sales for the six months ended June 30, 2015, a decrease of 4.6% compared to $115.8 million in the six months ended June 30, 2014. This decrease was primarily due to the decrease in same store sales. The decrease in same store sales was mainly a result of (i) lowered consumer consumption due to the continuous slowdown in the general economic condition in China, (ii) stronger competition from online retail stores; and (iii) increased competition from international fashion brands operating China.

Total retail store square footage and sales per square foot for the six months ended June 30, 2015 and 2014 are as follows:

	2015	2014
Total store square footage	1,175,825	956,436
Number of stores	1,204	1,055
Average store size, square feet	977	907
Total store sales	$110,563,995	$115,846,879
Sales per square foot	$94	$121

Same store sales and newly opened store sales for the six months ended June 30, 2015 and 2014 are as follows:

	2015	2014
Sales from stores open a full year	$68,237,442	$81,508,931
Newly opened store sales	34,009,921	31,877,375
Other*	8,316,632	2,460,573
Total	$110,563,995	$115,846,879

*Primarily sales from stores that were closed in the current reporting period.

We remodeled or relocated 186 stores in 2014, and we plan to relocate or remodel 150-200 stores in 2015. We remodeled or relocated 85 stores in the first half year of 2014, Remodels and relocations typically drive incremental same-store sales growth. A relocation typically results in an improved, more visible and accessible location, and usually includes increased square footage. We believe we will continue to have opportunities for additional remodels and relocations beyond 2015. Same-store sales are calculated based upon stores that were open at least 12 full fiscal months in each reporting period and remain open at the end of each reporting period.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the six months ended June 30, 2015 and 2014.

					Growth in 2015
	Six months ended June 30,				compared
	2015		2014		with 2014
	(in U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$63,065,965	100.0%	$75,836,070	100.0%	(16.8)%
Raw Materials	27,566,116	43.7	36,052,958	47.5	(23.5)
Labor	2,855,300	4.5	2,411,739	3.2	18.4
Outsourced Production Costs	18,964,276	30.1	22,414,004	29.6	(15.4)
Other and Overhead	279,946	0.4	279,240	0.4	0.3
Total Cost of Sales for Wholesale	49,665,638	78.8	61,157,941	80.6	(18.8)
Gross Profit for Wholesale	13,400,327	21.2	14,678,129	19.4	(8.7)
Net Sales for Retail	110,563,995	100.0	115,846,879	100.0	(4.6)
Production Costs	30,550,410	27.6	33,835,880	29.2	(9.7)
Rent	32,758,131	29.6	41,558,380	35.9	(21.2)
Total Cost of Sales for Retail	63,308,541	57.3	75,394,260	65.1	(16.0)
Gross Profit for Retail	47,255,454	42.7	40,452,619	34.9	16.8
Total Cost of Sales	112,974,179	65.1	136,552,201	71.2	(17.3)
Gross Profit	$60,655,781	34.9%	$55,130,748	28.8%	10.0%

Raw material costs for our wholesale business were 43.7% of our total wholesale business sales in the six months ended June 30, 2015, compared to 47.5% in the six months ended June 30, 2014. The decrease was mainly due to decreased raw materials prices.

Labor costs for our wholesale business were 4.5% of our total wholesale business sales in the six months ended June 30, 2015, compared to 3.2% in the six months ended June 30, 2014. The increase was mainly due to the fact that we outsourced most of the new orders in 2014.

Outsourced manufacturing costs for our wholesale business were 30.1% of our total sales in the six months ended June 30, 2015, compared to 29.6% in the six months ended June 30, 2014. This increase was primarily attributable to increased average salaries of the employees in our outsourced manufacturing factories.

Overhead and other expenses for our wholesale business accounted for 0.4% our total sales for the six months ended June 30, 2015 and 2014, respectively.

Gross profit in our wholesale business for the six months ended June 30, 2015 was $13.4 million, a decrease of 8.7% compared to the six months ended June 30, 2014. As a percentage of wholesale sales, gross profit accounted for 21.2% of our total wholesale sales for the six months ended June 30, 2015, an increase of 1.8% compared to 19.4% for the six months ended June 30, 2014. The increase was mainly due to decreased raw materials prices.

Production costs for our retail business were $30.6 million during the six months ended June 30, 2015 versus $33.8 million during the six months ended June 30, 2014. As a percentage of total retail sales, production costs for our retail business were 27.6% of our total retail sales during the six months ended June 30, 2015, a decreased of 1.6% compared to 29.2% during the six months ended June 30, 2013. The decrease was due to our procurement cost controlling in the six months ended June 30, 2015 being better than the same period of the prior year.

Rent costs for our retail business were $32.8 million or 29.6% of our total retail sales during the six months ended June 30, 2015 versus $41.6 million or 35.9% during the six months ended June 30, 2014. The decrease is attributable primarily to negotiated reductions in the variable rent percentage changed at certain locations.

Gross profit in our retail business for the six months ended June 30, 2015 was $47.3 million and gross margin was 42.7%. Gross profit in our retail business for the six months ended June 30, 2014 was $40.5 million and gross margin was 34.9%.

Total cost of sales for the six months ended June 30, 2015 was $113.0 million, a decrease of 17.3% compared to the six months ended June 30, 2014. As a percentage of total sales, cost of sales decreased to 65.1% for the six months ended June 30, 2015, compared to 71.2% for the six months ended June 30, 2014. Consequently, gross margin increased to 34.9% for the six months ended June 30, 2015 from 28.8% for the six months ended June 30, 2014.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. For our wholesale business, purchases from our five largest suppliers represented approximately 16.0% and 20.9% of raw material purchases for the six months ended June 30, 2015 and 2014, respectively. No one supplier provided more than 10.0% of our raw material purchases for the six months ended June 30, 2015 and 2014. For our retail business, purchases from our five largest suppliers represented approximately 26.8% and 29.8% of raw material purchases for the six months ended June 30, 2015 and 2014 respectively. No one supplier provided more than 10% of our total purchases for the six months ended June 30, 2015 and 2014. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

We also purchase finished goods from contract manufacturers. For our wholesale business, purchases from our five largest contract manufacturers represented approximately 49.8 and 46.8% of finished goods purchases for the six months ended June 30, 2015 and 2014 respectively. Two contract manufacturers provided approximately 23.1% and 11.8% of our finished goods purchases for the six months ended June 30, 2015. Two contract manufacturers provided approximately 16.0% and 10.3% of our finished goods purchases for the six months ended June 30, 2014. For our retail business, our five largest contract manufacturers represented approximately 19.5% and 20.0% of finished goods purchases for the six months ended June 30, 2015 and 2014, respectively. No manufacturer provided more than 10% of our finished goods purchases for the six months ended June 30, 2015. One manufacturer provided approximately 11.0% of our finished goods purchases for the six months ended June 30, 2014. We have not experienced difficulty in obtaining finished products from our contract manufacturers and we believe we maintain good relationships with our contract manufacturers.

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

	Six months ended June 30,
	2015		2014		Increase %
	(in U.S. Dollars, except for percentages)
Gross Profit	$60,655,781	34.9%	$55,130,748	28.8%	10.0%
Operating Expenses:
Selling Expenses	37,837,662	21.8	30,525,958	15.9	24.0
General and Administrative Expenses	14,520,019	8.4	13,934,406	7.3	4.2
Total	52,357,681	30.2	44,460,364	23.2	17.8
Income from Operations	$8,298,100	4.8%	$10,670,384	5.6%	(22.2)%

Selling expenses were $37.8 million in the six months ended June 30, 2015, an increase of 24.0% or $7.3 million compared to the six months ended June 30, 2014. The increase was attributable to increased average salaries, and increased number of stores, leading to increased number of retail employees, as well as increased store decoration and marketing expenses associated with the promotion of retail brand.

General and administrative expenses were $14.5 million in the six months ended June 30, 2015, an increase of 4.2% compared to the six months ended June 30, 2014. As a percentage of total sales, general and administrative expenses were 8.4% of total sales for the six months ended June 30, 2015, compared to 7.3% of total sales for the six months ended June 30, 2014. The increase was attributable to an increase in payroll for additional management and design and marketing staff.

Income from Operations

Income from operations decreased 22.2% to $8.3 million for the six months ended June 30, 2015 from $10.7 million for the six months ended June 30, 2014. This decrease was due to increase our selling expenses.

Interest Expense

Interest expense was $1.5 million for the six months ended June 30, 2015 and 2014 respectively.

Income Tax Expenses

Income tax expense for the six months ended June 30, 2015 was $2.2 million, a decrease of 20.1% compared to the same period of 2014. This decrease was primarily due to decreased profits of our business.

Net Income

Net income for the six months ended June 30, 2015 was $5.9 million, a decrease of 25.3% compared to the same period in 2014. Our diluted earnings per share were $0.41 and $0.54 for the six months ended June 30, 2015 and 2014, respectively.

Summary of Cash Flows

Net cash provided by operating activities was $19.70 million for the six months ended June 30, 2015, compared with $2.80 million during the six months ended June 30, 2014. The increase was primarily due to a decrease in Accounts receivable.

Net cash used in investing activities was $7.6 million for the six months ended June 30, 2015, compared with $4.2 million during the six months ended June 30, 2014. The increase was mainly due to increased purchases of equipment and intangible assets.

Net cash used in financing activities was $17.9 million for the six months ended June 30, 2015, compared with $1.3 million during the six months ended June 30, 2014. During the six months ended June 30, 2015, we repaid $72.2 million of bank loans and received bank loan proceeds of $52.7 million. Also, under the counter-guarantee agreement, we advanced $0.8 million and received $2.4 million from the related party during the six months ended June 30, 2015.

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents of $28.3 million, other current assets of $147.0 million and current liabilities of $122.7 million. We presently finance our operations primarily from cash flows from operations and bank loans and we anticipate that these will continue to be our primary sources of funds to finance our short-term cash needs.

Bank Loans

In June 2014, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $8.16 million (RMB50 million). These loans are guaranteed by Mr. Kang and Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of June 30, 2015, Goldenway had borrowed $3.26 million (RMB20 million) under this line of credit with an annual interest rate of 6.1% and due in September 2015. At June 30, 2015, approximately $4.9 million was unused and available under this line of credit.

In July 2014, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.79 million (RMB60 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of June 30, 2015, Ever-Glory Apparel had borrowed $6.53 million (RMB40 million) from Nanjing Bank with annual interest rates ranging from 5.5% to 6.4% and due on various dates from August to December 2015. Ever-Glory Apparel had also borrowed $1.86 million from Nanjing Bank with annual interest rates ranging from 1.7% to 2.1% and due on various dates from July to August 2015, and collateralized by approximately $2.45 million of accounts receivable from wholesale customers. At June 30, 2015, approximately $1.4 million was unused and available under this line of credit.

In July 2014, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.26 million (RMB20 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of June 30, 2015, LA GO GO had borrowed $2.45 million (RMB15 million) under this line of credit with an annual interest rates ranging from 5.9% to 6.2% and due on various dates from August 2015 to January 2016. At June 30, 2015, approximately $0.81 million (RMB5 million) was unused and available under this line of credit.

In January 2014, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $9.79 million (RMB60 million). These loans are collateralized by the Company’s property and equipment. As of June 30, 2015, Goldenway had borrowed $6.53 million (RMB40 million) under this line of credit with an annual interest rates ranging from 5.5% - 5.8% and due on various dates from November 2015 to February 2016. At June 30, 2015, approximately $3.26 million was unused and available under this line of credit.

In January 2014, Ever-Glory Apparel entered into a line of credit agreement for approximately $6.53 million (RMB40 million) with Industrial and Commercial Bank of China and guaranteed by Goldenway. As of June 30, 2015, Ever-Glory Apparel had borrowed $6.53 million (RMB 40 million) under this line of credit with an annual interest rates ranging from 5.1% - 5.4% and due on various dates from October to December 2015.

In July 2011, Ever-Glory Apparel and Perfect Dream collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $7.0 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of June 30, 2015, Ever-Glory Apparel had borrowed $5.08 million from HSBC with an annual interest rate of 5.88%, due in August 2015, and collateralized by approximately $6.68 million of accounts receivable from wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of June 30, 2015, approximately $1.92 million was unused and available.

In July 2013, LA GO GO entered into a line of credit agreement for approximately $5.39 million (RMB33 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of June 30, 2015, LA GO GO had borrowed $3.26 million (RMB20 million) from the Bank of Communications with annual interest rates ranging from 5.3% to 6.6% and due on various dates from August 2015 to June 2016. At June 30, 2015, approximately $2.13 million was unused and available under this line of credit.

As of June 30, 2015, LA GO GO had borrowed $3.26 million (RMB 20 million) from China Minsheng Bank, with annual interest rate of 6.3% and due in August 2015. This loan is guaranteed by Ever-Glory Apparel and Mr. Kang.

In December 2014, LA GO GO entered into a line of credit agreement for approximately $5.88 million (RMB36 million) with the China Citic Bank and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of June 30, 2015, LA GO GO had borrowed $1.47 million (RMB 9.0 million) from the China Citic Bank with annual interest rate of 5.88% and due in December 2015. At June 30, 2015, approximately $4.41 million was unused and available under this line of credit.

As of June 30, 2015, Ever-Glory Apparel had borrowed $0.68 million from Ping An Bank, with annual interest rate of 5.4% and due in July 2015, and collateralized by approximately $0.89 million of accounts receivable from wholesale customers.

In November 2013, Ever-Glory Apparel entered into a line of credit agreement for approximately $5.70 million (RMB35 million) with the Bank of China and guaranteed by Jiangsu Ever-Glory and Mr. Kang. At June 30, 2015, approximately $5.70 million was unused and available under this line of credit.

In November 2014, Goldenway entered into a line of credit agreement with Shanghai Pudong Development Bank, which allows the Company to borrow up to approximately $3.26 million (RMB20 million). These loans are guaranteed by Ever-Glory Apparel and Jiangsu Ever-Glory. These loans are also collateralized by Jiangsu Ever-Glory’s property and equipment. At June 30, 2015, approximately $3.26 million was unused and available under this line of credit.

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

As of June 30, 2015, we had access to approximately $68.7 million in lines of credit, of which approximately $27.8 million was unused and available. These credit facilities do not include any covenants. We have agreed to provide Jiangsu Ever-Glory a counter-guarantee of not less than 50% of the maximum aggregate lines of credit and borrowings guaranteed by Jiangsu Ever-Glory and collateralized by the assets of Jiangsu Ever-Glory under agreements executed between the Company, Jiangsu Ever-Glory and the banks. The maximum aggregate lines of credit and available borrowings was approximately $38.19 million (RMB 234 million) and approximately $15.8 (RMB97 million) was provided to Jiangsu Ever-Glory as the counter guarantee as of June 30, 2015.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004, the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of June 30, 2015, the market foreign exchange rate had increased to 6.13 RMB to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future, and will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel, Taixin, He Meida, Huirui, Shanghai LA GO GO, Shanghai Yalan, Shanghai Yiduo, Tianjin LA GO GO and Jiangsu LA GO GO (whose functional currency is RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain (loss) for the three and six months ended June 30, 2015 and 2014 was $(127,037), $328,893, $356,044, $(343,382), respectively.

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

Interest Rates: Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. On June 30, 2015, we had $28.3 million in cash and cash equivalents. A hypothetical 5% increase or decrease in either the short term or long term interest rates would not have any material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates: We pay our suppliers and employees in Chinese RMB, however, most of our wholesale customers are located in the U.S., Japan and Europe and we generate sales from them in U.S. Dollars, Euros and British Pounds. Accordingly, our business has substantial exposure to changes in exchange rates between and among the Chinese RMB, the U.S. Dollar, the Euro and the British Pound. In the last decade, the RMB was initially pegged at 8.26 RMB to one U.S. Dollar. On July 21, 2005 it was revalued to 8.09 per U.S. Dollar. Following the removal of the peg to the U.S. Dollar and pressure from the United States, the People’s Bank of China also announced that the RMB would be pegged to a basket of foreign currencies, rather than being strictly tied to the U.S. Dollar, and would be allowed to float trade within a narrow 0.3% daily band against this basket of currencies. The PRC government has stated that the basket is dominated by the U.S. Dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British Pound, Thai Baht, Russian Ruble, Australian Dollar, Canadian Dollar and Singapore Dollar. There can be no assurance that the relationship between the RMB and these currencies will remain stable over time, especially in light of the significant political pressure on the Chinese government to permit the free flotation of the RMB, which could result in greater and more frequent fluctuations in the exchange rate between the RMB, the U.S. Dollar and the Euro. On June 30, 2015, the exchange rate between the RMB and U.S. Dollar was 6.13RMB to one U.S. Dollar. For additional discussion regarding our foreign currency risk, see the section titled Risk Factors in the Annual Report on Form 10-K for our fiscal year ended December 31, 2014. Fluctuation in the value of Chinese RMB relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.

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

Evaluation of Disclosure Controls and Procedures. As of June 30, 2015, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of June 30, 2015. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9 of our annual report for fiscal year ended December 31, 2014. As of June 30, 2015, we had not completed the remediation of these material weaknesses.

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

Changes in Internal Control over Financial Reporting

Our management has worked, and will continue to work to improve our internal controls over financial reporting. During the six months ended June 30, 2015, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

August 12, 2015	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jiansong Wang
Jiansong Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

