Form 10-Q
period 2015-09-30
Ever-Glory International Group, Inc.
filed 2015-11-13
CIK 943184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 11, 2015, 14,785,868 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

	2015	2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$26,874,321	$34,134,239
Accounts receivable	78,908,425	91,874,693
Inventories	77,231,656	70,270,213
Value added tax receivable	4,341,491	2,697,080
Other receivables and prepaid expenses	3,388,198	3,523,862
Advances on inventory purchases	8,503,660	3,916,913
Amounts due from related parties	373,132	1,651,987
Total Current Assets	199,620,883	208,068,987

INTANGIBLE ASSETS	6,345,191	4,041,284
PROPERTY AND EQUIPMENT, NET	21,311,149	20,102,976
TOTAL ASSETS	$227,277,223	$232,213,247

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Bank loans	$51,316,567	$60,216,950
Accounts payable	63,064,814	58,923,234
Accounts payable and other payables - related parties	1,547,343	3,895,578
Other payables and accrued liabilities	20,921,111	20,911,191
Value added and other taxes payable	4,712,780	6,217,081
Income tax payable	5,957,767	5,523,173
Deferred tax liabilities	1,912,315	3,874,594
Total Current Liabilities	149,432,697	159,561,801
TOTAL LIABILITIES	149,432,697	159,561,801

COMMITMENTS AND CONTINGENCIES

EQUITY
Stockholders' equity of the Company:
Preferred stock ($.001 par value, authorized 5,000,000 shares, no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares, 14,785,868 and 14,784,094 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively)	14,786	14,784
Additional paid-in capital	3,597,193	3,587,195
Retained earnings	76,464,975	67,659,920
Statutory reserve	12,536,641	12,536,641
Accumulated other comprehensive income	5,343,499	8,277,248
Amounts due from related party	(20,146,900)	(19,424,342)
Total Stockholders' Equity	77,810,194	72,651,446
Noncontrolling interest	34,332	-

Total Equity	77,844,526	72,651,446
TOTAL LIABILITIES AND EQUITY	$227,277,223	$232,213,247

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
NET SALES	$118,601,207	$139,949,325	$292,231,167	$331,632,274
COST OF SALES	86,258,066	106,118,870	199,232,245	242,671,071

GROSS PROFIT	32,343,141	33,830,455	92,998,922	88,961,203

OPERATING EXPENSES
Selling expenses	19,198,576	17,806,645	57,036,238	48,332,603
General and administrative expenses	9,335,443	9,699,667	23,855,462	23,634,073
Total Operating Expenses	28,534,019	27,506,312	80,891,700	71,966,676

INCOME FROM OPERATIONS	3,809,122	6,324,143	12,107,222	16,994,527

OTHER INCOME (EXPENSES)
Interest income	212,134	327,031	750,889	904,778
Interest expense	(571,883)	(914,480)	(2,064,170)	(2,396,288)
Other income	341,182	1,006,019	1,113,879	1,918,242
Total Other Income (Expenses)	(18,567)	418,570	(199,402)	426,732

INCOME BEFORE INCOME TAX EXPENSE	3,790,555	6,742,713	11,907,820	17,421,259
Income tax expense	(1,065,946)	(1,606,015)	(3,269,910)	(4,364,689)

NET INCOME	2,724,609	5,136,698	8,637,910	13,056,570

Net loss attributable to the non-controlling interest	86,751	-	167,145	-
NET INCOME ATTRIBUTABLE TO THE COMPANY	$2,811,360	$5,136,698	$8,805,055	$13,056,570

NET INCOME	$2,724,609	$5,136,698	$8,637,910	$13,056,570

Foreign currency translation loss	(3,265,584)	(121,307)	(2,936,691)	(464,689)
COMPREHENSIVE (LOSS) INCOME	(540,975)	5,015,391	5,701,219	12,591,881

Comprehensive loss attributable to the non-controlling interest	89,528	-	170,088	-
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(451,447)	$5,015,391	$5,871,307	$12,591,881

EARNINGS PER SHARE ATTRIBUTABLE TO THE COMPANY’S STOCKHOLDERS
Basic and diluted	$0.19	$0.35	$0.60	$0.88
Weighted average number of shares outstanding
Basic and diluted	14,785,309	14,782,668	14,784,503	14,781,722

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,637,910	$13,056,570
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,825,638	5,330,152
Loss (gain) on sale of property and equipment	(27,779)	123,312
Provision for doubtful accounts	2,296	-
Deferred income tax	(1,884,699)	(2,536,929)
Stock-based compensation	-	15,041
Changes in operating assets and liabilities
Accounts receivable	10,591,818	(13,570,634)
Inventories	(9,507,310)	(15,939,969)
Value added tax receivable	(1,790,507)	(4,385,162)
Other receivables and prepaid expenses	12,884	(1,780,015)
Advances on inventory purchases	(4,866,182)	(1,989,012)
Amounts due from related parties	1,998,255	27,024
Accounts payable	6,360,987	12,217,725
Accounts payable and other payables- related parties	(3,789,075)	1,162,450
Other payables and accrued liabilities	752,105	2,904,418
Value added and other taxes payable	(1,329,515)	1,089,052
Income tax payable	644,049	4,921,589
Net cash provided by operating activities	12,630,875	645,612

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(8,716,898)	(6,870,602)
Proceeds from sale of property and equipment	49,210	16,680
Purchase of intangible assets	(1,720,587)	(1,311,394)
Acquisition of Yiduo net of cash acquired	(456,776)	-
Net cash used in investing activities	(10,845,051)	(8,165,316)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	86,296,938	93,577,978
Repayment of bank loans	(93,556,930)	(97,488,790)
Advances to related party	(3,104,640)	(5,040,600)
Repayment of advances from related party	2,425,500	3,542,404
Interest income received from related party	-	1,300,800
Net cash used in financing activities	(7,939,132)	(4,108,208)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,106,610)	(159,412)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,259,918)	(11,787,324)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,134,239	27,772,878

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,874,321	$15,985,554

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$2,064,170	$2,396,288
Income taxes	$4,510,651	$1,997,638
SUPPLEMENTAL INFORMATION OF NONCASH INVESTING ACTIVITIES
Increase in intangible assets and non-controlling interests	$232,947	$-

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of September 30, 2015, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2015 and 2014, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for completed consolidated financial statements. Wholesale revenues are generally higher in the third and fourth fiscal quarters, while retail revenues are generally higher in the first and fourth fiscal quarters. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and Form 10-Q for the three and nine months ended September 30, 2014.

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

At September 30, 2015, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions that management considers to be of a high quality.

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

In September 2015, FASB issued ASU No. 2015-16 “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The Company assessed that there is no significant impact to the financial statements on this update.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s condensed consolidated financial statements.

NOTE 3 INVENTORIES

Inventories at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
Raw materials	$2,822,234	$2,779,719
Work-in-progress	23,366,461	15,197,489
Finished goods	67,221,533	69,168,169
	93,410,228	87,145,377
Less: allowance for obsolete inventories	(16,178,572)	(16,875,164)
Total inventories	$77,231,656	$70,270,213

NOTE 4 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Bank loans consisted of the following at September 30, 2015 and December 31, 2014:

Bank	September 30, 2015	December 31, 2014
Nanjing Bank	$13,949,359	$17,357,412
Industrial and Commercial Bank of China	12,552,000	11,375,000
HSBC	9,576,997	6,766,960
China Everbright Bank	6,031,863	-
Pin An Bank	3,244,148	3,867,605
Bank of Communications	3,138,000	13,021,612
China Citic Bank	2,824,200	-
China Minsheng Banking	-	3,250,000
Shanghai Pudong Development Bank	-	3,250,000
Bank of China	-	1,328,361
	$51,316,567	$60,216,950

In June 2014, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.85 million (RMB50 million). These loans are guaranteed by Mr. Kang and Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of September 30, 2015, Goldenway had borrowed $3.14 million (RMB20 million) under this line of credit with an annual interest rate of 6.1% and due on various dates from Jan to March 2016. At September 30, 2015, approximately $4.71 million was unused and available under this line of credit.

In July 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.41 million (RMB60 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of September 30, 2015, Ever-Glory Apparel had borrowed $3.14 million (RMB20 million) from Nanjing Bank with annual interest rates ranging from 5.5% to 6.1% and due on various dates from November to December 2015. Ever-Glory Apparel had also borrowed $6.10 million from Nanjing Bank with annual interest rate of 1.7% and due on various dates from October to December 2015, and collateralized by approximately $7.6 million of accounts receivable from wholesale customers. At September 30, 2015, approximately $0.17 million was unused and available under this line of credit.

In July 2014, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.14 million (RMB20 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of September 30, 2015, LA GO GO had borrowed $1.57 million (RMB10 million) under this line of credit with an annual interest rate of 5.9% and due in January 2016. At September 30, 2015, approximately $1.57 million (RMB10 million) was unused and available under this line of credit.

In January 2014, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $9.41 million (RMB60 million). These loans are collateralized by the Company’s property and equipment. As of September 30, 2015, Goldenway had borrowed $6.28 million (RMB40 million) under this line of credit with an annual interest rates ranging from 5.5% - 5.8% and due on various dates from November 2015 to February 2016. At September 30, 2015, approximately $3.13 million was unused and available under this line of credit.

In September 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $18.83 million (RMB120 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among the Company, Nanjing Knitting and the bank. As of September 30, 2015, Ever-Glory Apparel had borrowed $6.28 million (RMB 40 million) under this line of credit with an annual interest rates ranging from 5.1% - 5.4% and due on various dates from October to December 2015. At September 30, 2015, approximately $12.55 million was unused and available under this line of credit.

In January 2015, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $12.57 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of September 30, 2015, Ever-Glory Apparel had borrowed $9.58 million from HSBC with an annual interest rate of 5.8%, due in December 2015, and collateralized by approximately $11.9 million of accounts receivable from wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. At September 30, 2015, approximately $2.99 million was unused and available under this line of credit.

In July 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $6.28 million (RMB40 million) with China Everbright Bank and guaranteed by Goldenway and Mr. Kang. These loans are also collateralized by Jiangsu Ever-Glory’s property. As of September 30, 2015, Ever-Glory Apparel had borrowed $6.03 million under this line of credit with an annual interest rates ranging from 4.0% - 4.8% and due on various dates from October 2015 to Jan 2016, and collateralized by approximately $7.5 million of accounts receivable from wholesale customers. At September 30, 2015, approximately $0.25 million was unused and available under this line of credit.

In July 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.41 million (RMB60 million) with Ping An Bank. As of September 30, 2015, Ever-Glory Apparel had borrowed $3.24 million from Ping An Bank, with annual interest rates ranging from 4.83% to 5.6% and due on various dates from November 2015 to August 2016, and collateralized by approximately $3.33 million of accounts receivable from wholesale customers. At September 30, 2015, approximately $6.17 million was unused and available under this line of credit.

In July 2013, LA GO GO entered into a line of credit agreement for approximately $5.18 million (RMB33 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of September 30, 2015, LA GO GO had borrowed $3.14 million (RMB20 million) from the Bank of Communications with annual interest rate at 5.3% and due on various dates from June to August 2016. At September 30, 2015, approximately $2.04 million was unused and available under this line of credit.

In December 2014, LA GO GO entered into a line of credit agreement for approximately $5.65 million (RMB36 million) with the China Citic Bank and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of September 30, 2015, LA GO GO had borrowed $2.82 million (RMB 18.0 million) from the China Citic Bank with annual interest rate of 5.88% and due on various dates from December 2015 to September 2016. At September 30, 2015, approximately $2.83 million was unused and available under this line of credit.

All loans have been repaid before or at maturity date.

Total interest expense on bank loans amounted to $571,883, $2,064,170, $914,480, $2,396,288 for the three and nine months ended September 30, 2015 and 2014, respectively.

NOTE 5 DERIVATIVES LIABILITY

In October 2014, we entered into a forward foreign exchange option contract (sell EUR dollars for RMB), with a notional amount of EUR $60,000, that expired in March 2015. The fair value of this contract at December 31, 2014 was not significant.

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

The Company and the PRC Tax Bureau have agreed that payments on the tax liability $ 3,186,000 will be made by the Company prospectively over the next two to three years period. Approximately $487,319 was paid as of September 30, 2015. Beginning January 1, 2014, all net income generated from Ever-Glory HK has been reported as a taxable income at 25% tax rate in PRC.

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

The pre-tax income for the three and nine months ended September 30, 2015 and 2014 was taxable in the following jurisdictions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
PRC	$3,793,055	$6,782,398	$12,006,319	$17,495,879
BVI	-	(42,144)	(90,999)	(67,079)
Others	(2,500)	2,459	(7,500)	(7,541)
	$3,790,555	$6,742,713	$11,907,820	$17,421,259

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
PRC statutory rate	25.0%	25.0%	25.0%	25.0%
Preferential tax treatment	-	(2.3)	(0.3)	(0.9)
Effect of foreign income tax rates	-	0.2	0.2	0.1
Other	3.1	0.9	2.6	0.9
Effective income tax rate	28.1%	23.8%	27.5%	25.1%

Income tax expense for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Current	$3,047,787	$1,736,690	$5,232,189	$6,952,708
Deferred	(1,981,841)	(130,675)	(1,962,279)	(2,588,019)
Income tax expense	$1,065,946	$1,606,015	$3,269,910	$4,364,689

The Company has not recorded U.S. deferred income taxes of approximately $76,464,975 of its non-U.S. subsidiaries’ undistributed earnings because such amounts are intended to be reinvested outside the United States indefinitely. If these earnings were repatriated to the United States, the Company would be required to accrue and pay U.S. federal income taxes and foreign withholding taxes, as adjusted for foreign tax credits. Determination of the amount of any unrecognized deferred income tax liability on these earnings is not practicable.

NOTE 7 EARNINGS PER SHARE

The following demonstrates the calculation for earnings per share for the Company’s stockholders for the three and nine months ended September 30, 2015 and 2014:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Weighted average number of common shares – Basic and diluted	14,785,309	14,782,668	14,784,503	14,781,722
Earnings per share – Basic and diluted	$0.19	$0.35	$0.60	$0.88

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

Other income from Related Parties

JiangsuWubijia trading company limited (“JiangsuWubijia”) is an entity engaged in high-grade home goods sales and is controlled by Mr. Kang. JiangsuWubijia has sold their home goods on consignment in some Company’s retail stores since the third quarter of 2014. During three months ended September 30, 2014, the Company received other income $11,175 from the customers and paid $8,965 to Wubijia through the consignment, respectively. During the three and nine months ended September 30, 2015, the Company received other income $14,065 and $23,851 from the customers and paid $11,283 and $20,383 to Wubijia through the consignment, respectively. The net profit of $2,782 and $3,468 was recorded as other income during three and nine months ended September 30, 2015, respectively.

Nanjing Knitting company limited (“Nanjing Knitting”) is an entity engaged in knitted fabric products and knitting underwear sales and is controlled by Mr. Kang. Nanjing Knitting has sold their knitting underwear on consignment in some Company’s retail stores since the third quarter of 2015. During the three months ended September 30, 2015, the Company received other income $52,945 from the customers and paid $42,770 to Nanjing Knitting through the consignment, respectively. The net profit of $10,175 was recorded as other income during three months ended September 30, 2015.

Other expenses due to Related Parties

Included in other expenses for the three and nine months ended September 30, 2015 and 2014 are rent costs due to entities controlled by Mr. Kang under operating lease agreements as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Jiangsu Ever-Glory	$12,505	$12,717	$38,080	$38,277
Chuzhou huarui	181,913	-	181,913	-
Kunshan Enjin	11,902	10,465	36,244	31,525
Total	$206,320	$23,182	$256,237	$69,802

The Company leases Jiangsu Ever-Glory's factory as the factory is in a location where there is a good supply of experienced workers. The Company leases Chuzhou huarui and Kunshan Enjin's warehouse space because the location is convenient for transportation and distribution.

Purchases from, and Sub-contracts with Related Parties

For the three and nine months ended September 30, 2015 and 2014, the Company purchased raw materials of $70,925, $756,768, $730,413, $1,614,483, respectively, from Nanjing Knitting.

In addition, the Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors. Sub-contracts with related parties included in cost of sales for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Chuzhou huarui	$785,980	$-	$3,278,891	$-
Fengyang huarui	513,826	-	1,249,661	-
Nanjing Ever-Kyowa	227,376	405,957	813,959	1,267,927
Ever-Glory Vietnam	2,366,881	2,370,471	7,254,631	7,335,355
Ever-Glory Cambodia	1,189,563	1,628,047	1,561,624	4,585,237
EsCeLav	20,357	-	22,366	-
Shanghai Weiwen	-	102,462	-	1,605,247
Shanghai Sea to Sky	-	161,369	258,741	539,162
Jiangsu Ever-Glory	35,260	23,962	61,171	49,246
	$5,139,243	$4,692,268	$14,501,044	$15,382,174

Accounts Payable – Related Parties

Accounts payable to related parties at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Fengyang huarui	$-	622,060
Ever-Glory Vietnam	477,682	1,883,556
Nanjing Ever-Kyowa	454,835	479,032
Chuzhou huarui	368,424	414,583
Nanjing Knitting	-	199,766
JiangsuWubijia	8,798	5,460
EsCeLav	6,998	-
Ever-Glory Cambodia	230,606	291,121
Total	$1,547,343	$3,895,578

Amounts Due From Related Parties

The amounts due from related parties at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Nanjing Eight-One-Five Hi-tech (M&E) Co., Ltd.	$-	$20,558
Fengyang huarui	106,952	-
Sea to sky	-	48,750
Nanjing Knitting	88,613	-
Jiangsu Ever-Glory	177,567	1,582,679
Total	$373,132	$1,651,987

The Company had prepaid $88,613 and $106,952 to the sub-contractors, Nanjing Knitting and Fengyang huarui, respectively, for the next period’s subcontracting fees.

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. During nine months ended September 30, 2015 and 2014, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices. The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at cost for $3.9 million and $1.1 million during the nine month period ended September 30, 2015 and 2014, respectively. Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at cost for $61,171 and $19,221 during the nine months ended September 30, 2015 and 2014, respectively.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of September 30, 2015 and December 31, 2014, Jiangsu Ever-Glory has provided guarantees for approximately $53.19 million (RMB 339 million) and $40.62 million (RMB 250 million) of lines of credit obtained by the Company. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $23.3 million (RMB 148 million) and $22.3 million (RMB 136 million) as of September 30, 2015 and December 31, 2014.  Mr. Kang has also provided a personal guarantee for $37.5 million (RMB 239 million).

At December 31, 2014, $17.36 million (RMB 107 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the nine months ended September 30, 2015, an additional US$3.01 million (RMB19.2 million) was provided to and repayment of $2.35 million (RMB 15 million) was received from Jiangsu Ever-Glory under the counter-guarantee. As of September 30, 2015, the amount of the counter-guarantee was $17.4 million (RMB 111.0 million) (the difference represents currency exchange adjustment of $0.62 million), which was 32.8% of the aggregate amount of lines of credit. This amount plus accrued interest of $2.72 million have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. At September 30, 2015 and December 31, 2014, the amount classified as a reduction of equity was $20.15 million and $19.42 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. From April 1, 2015, interest rate change to 0.41% as the bank benchmark interest rate decreased. Interest income for the three and nine months ended September 30, 2015 and 2014 was approximately $0.2 million, $0.7 million, $0.3 million and $0.9 million, respectively.

NOTE 10 CONCENTRATIONS AND RISKS

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Based on management’s assessment of the amount of probable credit losses, if any, in existing accounts receivable. The allowance for doubtful accounts at September 30, 2015 and December 31, 2014 was $1,727,918 and $1,787,282, respectively. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions in the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts. If judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability.

For the nine-month period ended September 30, 2015, the Company had one wholesale customer that represented approximately 11% of the Company’s revenues. For the three-month period ended September 30, 2015, the Company had one wholesale customer that represented approximately 16% of the Company’s revenues. For the nine-month period ended September 30, 2014, the Company had one wholesale customer that represented approximately 10% of the Company’s revenues, and one customer represented more than 10% of the Company’s revenues for the three-month period ended September 30, 2014.

For the Company’s wholesale business during the three and nine months ended September 30, 2015 and 2014, no supplier represented more than 10% of the total raw materials purchased.

For the Company’s retail business, the Company had no supplier that represented more than 10% of raw materials purchases during the three and nine months ended September 30, 2015 and 2014.

For the wholesale business, during the nine months ended September 30, 2015, the Company relied on one manufacturer for 19.5% of purchased finished goods. For the wholesale business, during the nine months ended September 30, 2014, the Company relied on one manufacturer for 14% of purchased finished goods. During the three months ended September 30, 2015, the Company relied on one manufacturer for 15% of purchased finished goods. During the three months ended September 30, 2014, the Company relied on one manufacturer for 11% of purchased finished goods.

For the retail business, the Company had no supplier that represented more than 10% of finished goods purchases during the three and nine months ended September 30, 2015. The Company had no supplier that represented more than 10% of finished goods purchases during the three and nine months ended September 30, 2014.

The Company’s revenues for the three and nine months ended September 30, 2015 and 2014 were earned in the following geographic areas:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
The People’s Republic of China	$33,397,435	$34,637,418	$61,704,923	$62,164,662
Germany	3,147,247	9,134,418	10,414,417	20,958,370
United Kingdom	6,811,289	6,708,804	13,792,005	18,351,165
Europe-Other	14,043,852	18,316,496	22,742,582	26,833,816
Japan	5,424,737	6,175,302	11,288,601	14,850,015
United States	8,495,575	5,079,986	14,443,572	12,730,466
Total wholesale business	71,320,135	80,052,424	134,386,100	155,888,494
Retail business	47,281,072	59,896,901	157,845,067	175,743,780
Total	$118,601,207	$139,949,325	$292,231,167	$331,632,274

NOTE 11 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a) Wholesale segment

(b) Retail segment

	Wholesale segment	Retail segment	Total
Nine months ended September 30, 2015
Segment profit or loss:
Net revenue from external customers	$134,386,100	$157,845,067	$292,231,167
Income from operations	$6,469,137	$5,638,085	$12,107,222
Interest income	$690,697	$60,192	$750,889
Interest expense	$1,559,896	$504,274	$2,064,170
Depreciation and amortization	$849,328	$5,976,310	$6,825,638
Income tax expense	$1,447,905	$1,822,005	$3,269,910

Nine months ended September 30, 2014
Segment profit or loss:
Net revenue from external customers	$155,888,494	$175,743,780	$331,632,274
Income from operations	$8,302,107	$8,692,420	$16,994,527
Interest income	$866,099	$38,679	$904,778
Interest expense	$1,971,165	$425,123	$2,396,288
Depreciation and amortization	$774,220	$4,555,932	$5,330,152
Income tax expense	$1,902,965	$2,461,724	$4,364,689

	Wholesale segment	Retail segment	Total
Three months ended September 30, 2015
Segment profit or loss:
Net revenue from external customers	$71,320,135	$47,281,072	$118,601,207
Income from operations	$2,884,445	$924,677	$3,809,122
Interest income	$189,517	$22,617	$212,134
Interest expense	$443,301	$128,582	$571,883
Depreciation and amortization	$252,016	$1,895,396	$2,147,412
Income tax expense	$576,942	$489,004	$1,065,946

Three months ended September 30, 2014
Segment profit or loss:
Net revenue from external customers	$80,052,424	$59,896,901	$139,949,325
Income from operations	$4,347,676	$1,976,467	$6,324,143
Interest income	$314,834	$12,197	$327,031
Interest expense	$771,547	$142,933	$914,480
Depreciation and amortization	$258,447	$1,609,577	$1,868,024
Income tax expense	$956,847	$649,168	$1,606,015

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months  ended September 30, 2015 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Retail Business

The business objective for our retail segment is to establish leading brands of women’s apparel and to build a nationwide retail network in China. As of September 30, 2015, we have 1,188 stores (including store-in-stores) which included 152 stores that were opened and 165 stores that were closed during the nine months ended September 30, 2015.

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

In September 2015, FASB issued ASU No.2015-16 “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The Company assessed that there is no significant impact to the financial statements on this update.

We review new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s condensed consolidated financial statements.

Results of Operations for the three months ended September 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended September 30, 2015 and 2014. The table and the discussion below should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended September 30,
	2015		2014
	(in U.S. Dollars, except for percentages)
Sales	$118,601,207	100.0%	$139,949,325	100.0%
Gross Profit	$32,343,141	27.3%	$33,830,455	24.2%
Operating Expense	$28,534,019	24.1%	$27,506,312	19.7%
Income From Operations	$3,809,122	3.2%	$6,324,143	4.5%
Other Income	$(18,567)	(0.1)%	$418,570	0.3%
Income tax expense	$1,065,946	0.9%	$1,606,015	1.1%
Net Income	$2,724,609	2.3%	$5,136,698	3.7%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended September 30, 2015 and 2014.

	2015	% of total sales	2014	% of total sales	Change in 2015 Compared with 2014
Wholesale business
The People’s Republic of China	$33,397,435	28.2%	$34,637,418	24.7%	(3.6)%
Germany	3,147,247	2.7	9,134,418	6.5	(65.5)
United States	8,495,575	7.2	5,079,986	3.6	67.2
Europe-Other	14,043,852	11.8	18,316,496	13.1	(23.3)
Japan	5,424,737	4.6	6,175,302	4.4	(12.2)
United Kingdom	6,811,289	5.7	6,708,804	4.8	1.5
Total wholesale business	71,320,135	60.1	80,052,424	57.2	(10.9)
Retail business	47,281,072	39.9	59,896,901	42.8	(21.1)
Total	$118,601,207	100.0%	$139,949,325	100.0%	(15.3)%

Sales for the three months ended September 30, 2015 were $118.6 million, a decrease of 15.3% from the three months ended September 30, 2014. This decrease was primarily attributable to a 21.1% decreased sales in our retail business and a 10.9% decreased sales in our wholesale business.

Sales generated from our wholesale business contributed 60.1% or $71.3 million of our total sales for the three months ended September 30, 2015, a decrease of 10.9% compared to $80.1 million in the three months ended September 30, 2014. This decrease was primarily attributable to decreased sales in P.R.C, Germany, other European countries and Japan.

Sales generated from our retail business contributed 39.9% or $47.3 million of our total sales for the three months ended September 30, 2015, a decrease of 21.1% compared to 42.8% or $59.9 million in the three months ended September 30, 2014. This decrease was primarily due to the decrease in same store sales. We had 1,188 retail stores as of September 30, 2015, compared to 1,137 retail stores at September 30, 2014. The decrease in same store sales was mainly a result of (i) lowered consumer consumption due to the continuous slowdown in the general economic condition in China, (ii) stronger competition from online retail stores; and (iii) increased competition from international fashion brands operating in China.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of sales includes the direct raw material cost, direct labor cost, outsourced production cost and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of sales excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended September 30, 2015 and 2014.

	Three months ended September 30,				Change
	2015		2014		In 2015
	(in U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$71,320,135	100.0%	$80,052,424	100.0%	(10.9)%
Raw Materials	33,232,478	46.6	38,797,201	48.5	(14.3)
Labor	1,539,409	2.2	1,166,874	1.5	(31.9)
Outsourced Production Costs	26,487,413	37.1	27,783,015	34.7	(4.7)
Other and Overhead	160,892	0.2	143,284	0.2	(12.3)
Total Cost of Sales for Wholesale	61,420,192	86.1	67,890,374	84.8	(9.5)
Gross Profit for Wholesale	9,899,943	13.9	12,162,050	15.2	(18.6)
Net Sales for Retail	47,281,072	100.0	59,896,901	100.0	(21.1)
Production Costs	12,579,473	26.6	19,061,532	31.8	(34.0)
Rent	12,258,401	25.9	19,166,964	32.0	(36.0)
Total Cost of Sales for Retail	24,837,874	52.5	38,228,496	63.8	(35.0)
Gross Profit for Retail	22,443,198	47.5	21,668,405	36.2	3.6
Total Cost of Sales	86,258,066	72.7	106,118,870	75.8	(18.7)
Gross Profit	$32,343,141	27.3%	$33,830,455	24.2%	(4.4)%

Raw material costs for our wholesale business were 46.6% of our total wholesale business sales in the three months ended September 30, 2015, a slight decrease compared to 48.5% in the three months ended September 30, 2014.  The decrease was mainly due to decreased raw materials prices.

Labor costs for our wholesale business were 2.2% of our total wholesale business sales in the three months ended September 30, 2015, compared to 1.5% in the three months ended September 30, 2014. The increase was mainly due to increased average salaries of the employees in our manufacturing factories.

Outsourced manufacturing costs for our wholesale business were 37.1% of our total wholesale business sales in the three months ended September 30, 2015, compared to 34.7% in the three months ended September 30, 2014. This increase was primarily attributable to increased average salaries of the employees in our outsourced manufacturing factories.

Overhead and other expenses for our wholesale business accounted for 0.2% of our total wholesale business sales for the three months ended September 30, 2015, compared to 0.2% of total sales for the three months ended September 30, 2014.

Gross profit in our wholesale business for the three months ended September 30, 2015 was $9.9 million and gross margin was 13.9%. Gross profit in our wholesale business for the three months ended September 30, 2014 was $12.2 million and gross margin was 15.2%. The decrease in gross margin by 1.3% was primarily due to increased outsourced manufacturing costs.

Production costs for our retail business were $12.6 million during the three months ended September 30, 2015 compared to $19.1 million during the three months ended September 30, 2014. As a percentage of retail sales, retail production costs accounted for 26.6% of our total retail sales in the three months ended September 30, 2015, compared to 31.8% of total retail sales in the three months ended September 30, 2014.  The decrease was due to better procurement cost control in the three months ended September 30, 2015 compared to the same period of the prior year.

Rent costs for our retail business were $12.3 million for the three months ended September 30, 2015 compared to $19.2 million for the three months ended September 30, 2014. As a percentage of sales, rent costs accounted for 25.9% of our total retail sales for the three months ended September 30, 2015, compared to 32.0% of total retail sales for the three months ended September 30, 2014. The decrease is attributable primarily to negotiated reductions in the variable rent percentage at certain locations.

Gross profit in our retail business for the three months ended September 30, 2015 was $22.4 million and gross margin was 47.5%. Gross profit in our retail business for the three months ended September 30, 2013 was $21.7 million and gross margin was 36.2%.

Total cost of sales for the three months ended September 30, 2015 was $86.3 million, compared to $106.1 million for the three months ended September 30, 2014, a decrease of 18.7%. As a percentage of total sales, cost of sales decreased to 72.7% of total sales for the three months ended September 30, 2015, compared to 75.8% of total sales for the three months ended September 30, 2014. Consequently, gross margin increased to 27.3% for the three months ended September 30, 2015 from 24.2% for the three months ended September 30, 2014.

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

	Three Months Ended September 30,				Increase
	2015		2014		(decrease)
	(in U.S. Dollars, except for percentages)
Gross Profit	$32,343,141	27.3%	$33,830,455	24.2%	(4.4)%
Operating Expenses:
Selling Expenses	19,198,576	16.2%	17,806,645	12.7%	7.8
General and Administrative Expenses	9,335,443	7.9%	9,699,667	6.9%	(3.8)
Total	28,534,019	24.1%	27,506,312	19.7%	3.7
Income from Operations	$3,809,122	3.2%	$6,324,143	4.5%	(39.8)%

Selling expenses increased 7.8% to $19.2 million for the three months ended September 30, 2015 from $17.8 million for the three months ended September 30, 2014. The increase was attributable to the increased average salaries, increased number of stores, increased number of retail employees as a result of the increased stores, as well as increased store decoration and marketing expenses associated with the promotion of the retail brand.

General and administrative expenses decreased 3.8% to $9.3 million for the three months ended September 30, 2015 from $9.7 million for the three months ended September 30, 2014. As a percentage of total sales, general and administrative expenses increased to 7.9% of total sales for the three months ended September 30, 2015, compared to 6.9% of total sales for the three months ended September 30, 2014. The percentage increase was attributable to the decrease in our sales.

Income from Operations

Income from operations decreased 39.8% to $3.8 million for the three months ended September 30, 2015 from $6.3 million for the three months ended September 30, 2014.  As a percentage of sales, income from operations accounted for 3.2% of our total sales for the three months ended September 30, 2015, a decrease of 1.3% compared to the three months ended September 30, 2014 as a result of increased gross profit.

Interest Expense

Interest expense was $0.57 million for the three months ended September 30, 2015, a decrease of 37.5% compared to the same period in 2014. The decrease was due to the decreased bank loans.

Income Tax Expenses

Income tax expense for the three months ended September 30, 2015 was $1.1 million, a decrease of 34% compared to the same period of 2014. The decrease was primarily due to decreased profits of Company.

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

Although the Company’s parent entity is a US entity, the Company’s primary operations are conducted through subsidiaries located in China, certain apparel manufacturing is performed outside of China in Southeast Asia, sales are made globally, and the Company has other subsidiary operations in Hong Kong and Samoa. Therefore, the Company uses significant judgment to calculate and provide for income taxes in each of the tax jurisdictions in which it operates. In the ordinary course of the Company’s business, there are transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of transfer pricing for transactions with the Company’s subsidiaries, potential challenges to nexus, value added estimates, and similar matters. In September 2009, the Company formed its subsidiary, Ever-Glory Hong Kong, domiciled in Samoa, in order to engage in certain limited import and export of apparel, fabric and accessories, as well as to efficiently address currency exchange matters with international transactions. Over the past few years, the operational matters handled by this subsidiary have expanded with respect to sub-contracting of certain manufacturing work outside of China, as well as to other operational matters with non-PRC customers and vendors. Additionally, over this time period, tax guidance, rules and positions taken by the PRC with respect to transfer pricing issues have evolved, and in certain cases, become more standardized. As part of the Company’s on-going process of evaluating our tax positions, the Company considered various factors as they relate to its Samoan subsidiary and as related to intercompany transactions. This evaluation resulted in a change in the Company’s estimate of exposure to potential unfavorable outcomes related to these uncertainties, and the Company recorded a tax liability of approximately $3,186,000 as of December 31, 2013 based on the probability for such outcomes.

The Company and the PRC Tax Bureau have agreed that payments on the tax liability $ 3,186,000 will be made by the Company prospectively over the next two to three years period. Approximately $487,319 was paid as of September 30, 2015. Beginning January 1, 2014, all net income generated from Ever-Glory HK has been reported as a taxable income at 25% tax rate in PRC.

Ever-Glory International Group Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes through September 30, 2015. The net operating loss carry forwards for United States income taxes may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2031. Management believes that the realization of the benefits from these losses is uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero.

Net Income

Net income for the three months ended September 30, 2015 was $2.7 million, a decrease of 47.0% compared to the same period in 2014. Our basic and diluted earnings per share were $0.19 and $0.35 for the three months ended September 30, 2015 and 2014, respectively.

Results of Operations for the nine months ended September 30, 2015 and 2014

The following table summarizes our results of operations for the nine months ended September 30, 2015 and 2014. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Nine Months Ended September 30,
	2015		2014
	(in U.S. Dollars, except for percentages)
Sales	$292,231,167	100.0%	$331,632,274	100.0%
Gross Profit	$92,998,922	31.8%	$88,961,203	26.8%
Operating Expense	$80,891,700	27.7%	$71,966,676	21.7%
Income From Operations	$12,107,222	4.1%	$16,994,527	5.1%
Other Income (Expenses)	$(199,402)	(0.1)%	$426,732	0.1%
Income tax expense	$3,269,910	1.1%	$4,364,689	1.3%
Net Income	$8,637,910	3.0%	$13,056,570	3.9%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the nine months ended September 30, 2015 and 2014.

	2015	% of total sales	2014	% of total sales	Change In 2015
Wholesale business
The People’s Republic of China	$61,704,923	21.1%	$62,164,662	18.7%	(0.7)%
Germany	10,414,417	3.6	20,958,370	6.3	(50.3)
United Kingdom	13,792,005	4.7	18,351,165	5.5	(24.8)
Europe-Other	22,742,582	7.8	26,833,816	8.1	(15.2)
Japan	11,288,601	3.9	14,850,015	4.5	(24.0)
United States	14,443,572	4.9	12,730,466	3.8	13.5
Total wholesale business	134,386,100	46.0	155,888,494	47.0	(13.8)
Retail business	157,845,067	54.0	175,743,780	53.0	(10.2)
Total	$292,231,167	100.0%	$331,632,274	100.0%	(11.9)%

Sales for the nine months ended September 30, 2015 were $292.2 million, a decrease of 11.9% from the nine months ended September 30, 2014. This decrease was primarily attributable to decreased sales in our retail business as well as our wholesale business.

Sales generated from our wholesale business contributed 46.0% or $134.4 million of our total sales for the nine months ended September 30, 2015, a decrease of 13.8% compared to $155.9 million in the nine months ended September 30, 2014. This decrease was primarily attributable to decreased sales in Germany, the United Kingdom, other European countries and Japan.

Sales generated from our retail business contributed 54% or $157.8 million of our total sales for the nine months ended September 30, 2015, a decrease of 10.2% compared to 53.0% or $175.7 million in the nine months ended September 30, 2014. This decrease was primarily due to the decrease in same store sales. We had 1,188 retail stores as of September 30, 2015, compared to 1,137 retail stores at September 30, 2014. The decrease in same store sales was mainly a result of (i) lowered consumer consumption due to the continuous slowdown in the general economic condition in China, (ii) stronger competition from online retail stores; and (iii) increased competition from international fashion brands operating in China.

Total retail store square footage and sales per square foot for the nine months ended September 30, 2015 and 2014 are as follows:

	2015	2014
Total store square footage	1,166,734	1,024,461
Number of stores	1,188	1,137
Average store size, square feet	982	901
Total store sales	$157,845,067	$175,743,780
Sales per square foot	$135	$172

Same store sales and newly opened store sales for the nine months ended September 30, 2015 and 2014 are as follows:

	2015	2014
Sales from stores open a full year	$110,278,539	$110,755,239
Newly opened store sales	32,339,195	62,960,174
Other*	15,227,333	2,028,367
Total	$157,845,067	$175,743,780

*Primarily sales from stores that were closed in the current reporting period.

We remodeled or relocated 186 stores in 2014, and we plan to relocate or remodel 150-200 stores in 2015. We remodeled or relocated 115 stores in the nine months ended September 30, 2015. Remodels and relocations typically drive incremental same-store sales growth. A relocation typically results in an improved, more visible and accessible location, and usually includes increased square footage. We believe we will continue to have opportunities for additional remodels and relocations beyond 2015. Same-store sales are calculated based upon stores that were open at least 12 full fiscal months in each reporting period and remain open at the end of each reporting period.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of sales includes the direct raw material cost, direct labor cost, outsourced production cost and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of sales excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the nine months ended September 30, 2015 and 2014.

	Nine months ended September 30,				Growth (Decrease)
	2015		2014		In 2015
	(in U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$134,386,100	100.0%	$155,888,494	100.0%	(13.8)%
Raw Materials	60,798,594	45.2	74,850,158	48.0	(18.8)
Labor	4,394,709	3.3	3,578,613	2.3	22.8
Outsourced Production Costs	45,451,689	33.8	50,197,019	32.2	(9.5)
Other and Overhead	440,838	0.3	422,524	0.3	4.3
Total Cost of Sales for Wholesale	111,085,830	82.7	129,048,314	82.8	(13.9)
Gross Profit for Wholesale	23,300,270	17.3	26,840,179	17.2	(13.2)
Net Sales for Retail	157,845,067	100.0	175,743,780	100.0	(10.2)
Production Costs	43,129,883	27.3	52,897,412	30.1	(18.5)
Rent	45,016,532	28.5	60,725,343	34.6	(25.9)
Total Cost of Sales for Retail	88,146,415	55.8	113,622,755	64.7	(22.4)
Gross Profit for Retail	69,698,652	44.2	62,121,025	35.3	12.2
Total Cost of Sales	199,232,245	68.2	242,671,070	73.2	(17.9)
Gross Profit	$92,998,922	31.8%	$88,961,203	26.8%	4.5%

Raw material costs for our wholesale business were 45.2% of our total wholesale business sales in the nine months ended September 30, 2015, compared to 48.0% in the nine months ended September 30, 2014.  The decrease was mainly due to decreased raw materials prices.

Labor costs for our wholesale business were 3.3% of our total wholesale business sales in the nine months ended September 30, 2015, compared to 2.3% in the nine months ended September 30, 2014. The increase was mainly due to increased average salaries of the employees in our manufacturing factories.

Outsourced manufacturing costs for our wholesale business were 33.8% of our total sales in the nine months ended September 30, 2015 compared to 32.2% in the nine months ended September 30, 2014. This increase was primarily attributable to increased average salaries of the employees in our outsourced manufacturing factories.

Overhead and other expenses for our wholesale business accounted for 0.3% of our total wholesale business sales for the nine months ended September 30, 2015, compared to 0.3% of total sales for the nine months ended September 30, 2014.

Gross profit in our wholesale business for the nine months ended September 30, 2015 was $23.3 million and gross margin was 17.3%. Gross profit in our wholesale business for the nine months ended September 30, 2014 was $26.8 million and gross margin was 17.2%.

Production costs for our retail business were $43.1 million during the nine months ended September 30, 2015 versus $52.9 million during the nine months ended September 30, 2014. As a percentage of retail sales, retail production costs accounted for 27.3% of our total retail sales in the Nine months ended September 30, 2015, compared to 30.1% of total retail sales in the Nine months ended September 30, 2014. The decrease was due to better procurement cost control in the nine months ended September 30, 2015 compared to the same period of the prior year.

Rent costs for our retail business were $45.0 million or 28.5% of our total retail sales during the nine months ended September 30, 2015 versus $60.7 million or 34.6% during the nine months ended September 30, 2014. The decrease is attributable primarily to negotiated reductions in the variable rent percentage at certain locations.

Gross profit in our retail business for the nine months ended September 30, 2015 was $69.7 million and gross margin was 44.2%. Gross profit in our retail business for the nine months ended September 30, 2014 was $62.1 million and gross margin was 35.3%.

Total cost of sales for the nine months ended September 30, 2015 was $199.2 million, a decrease of 17.9% compared to the nine months ended September 30, 2014. As a percentage of total sales, our cost of sales decreased to 68.2% of sales for the nine months ended September 30, 2015, compared to 73.2% for the nine months ended September 30, 2014. Consequently, gross margin increased to 31.8% for the nine months ended September 30, 2015 from 26.8% for the nine months ended September 30, 2014.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. For our wholesale business, purchases from our five largest suppliers represented approximately 13.9% and 15.4% of raw material purchases for the nine months ended September 30, 2015 and 2014, respectively. No one supplier provided more than 10% of our raw material purchases for the nine months ended September 30, 2015 and 2014. For our retail business, purchases from our five largest suppliers represented approximately 21.7% and 25.9% of raw material purchases for the nine months ended September 30, 2015 and 2014, respectively. No one supplier provided more than 10% of our raw material purchases for the nine months ended September 30, 2015 and 2014. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

We also purchase finished goods from contract manufacturers. For our wholesale business, purchases from our five largest contract manufacturers represented approximately 43.8% and 41.9% of finished goods purchases for the nine months ended September 30, 2015 and 2014, respectively. One contract manufacturer provided approximately 19.5% and 14.1% of our finished goods purchases for the nine months ended September 30, 2015 and 2014, respectively. For our retail business, our five largest contract manufacturers represented approximately 11.5% and 18.0% of finished goods purchases for the nine months ended September 30, 2015 and 2014, respectively. No contract manufacturer provided more than 10% of our retail finished goods purchases for the nine months ended September 30, 2015 and 2014. We have not experienced difficulty in obtaining finished products from our contract manufacturers and we believe we maintain good relationships with our contract manufacturers.

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

	Nine months ended September 30,				Increase
	2015		2014		(decrease)
	(in U.S. Dollars, except for percentages)
Gross Profit	$92,998,922	31.8%	$88,961,203	26.8%	4.5%
Operating Expenses:
Selling Expenses	57,036,238	19.5	48,332,603	14.6	18.0
General and Administrative Expenses	23,855,462	8.2	23,634,073	7.1	0.9
Total	80,891,700	27.7	71,966,676	21.7	12.4
Income from Operations	$12,107,222	4.1%	$16,994,527	5.1%	(28.8)%

Selling expenses were $57.0 million in the nine months ended September 30, 2015, an increase of 18.0% or $8.7 million compared to the nine months ended September 30, 2014. The increase was attributable to increased average salaries, increased number of stores, increased number of retail employees as a result of the increased stores, as well as increased store decoration and marketing expenses associated with the promotion of retail brand.

General and administrative expenses were 23.9 million in the nine months ended September 30, 2015. An increase of 0.9% compared to the nine months ended September 30, 2014. As a percentage of total sales, general and administrative expenses increased to 8.2% of total sales for the nine months ended September 30, 2015, compared to 7.1% of total sales for the nine months ended September 30, 2014. The increase was attributable to an increase in payroll for additional management and design and marketing staff.

Income from Operations

Income from operations decreased 28.8% to $12.1 million for the nine months ended September 30, 2015 from $17.0 million for the nine months ended September 30, 2014.

Interest Expense

Interest expense was $2.1 million for the nine months ended September 30, 2015, a decrease of 13.9% compared to the same period in 2014. The decrease was due to the decreased bank loans.

Income Tax Expenses

Income tax expense for the nine months ended September 30, 2015 was $3.3 million, a decrease of 25.1% compared to the same period of 2014.

Net Income

Net income for the nine months ended September 30, 2015 was $8.6 million, a decrease of 33.8% compared to the same period in 2014. Our diluted earnings per share were $0.60 and $0.88 for the nine months ended September 30, 2015 and 2014, respectively.

Summary of Cash Flows

Net cash provided by operating activities was $12.6 million for the nine months ended September 30, 2015, compared with $0.6 million during the nine months ended September 30, 2014. The increase was mainly due to decreased accounts receivable.

Net cash used in investing activities was $10.9 million for the nine months ended September 30, 2015, compared with $8.2 million during the nine months ended September 30, 2014. The increase was mainly due to purchases of equipment and land use right.

Net cash used in financing activities was $7.9 million for the nine months ended September 30, 2015, compared with net cash provided by financing activities of $4.1 million during the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we repaid $93.6 million of bank loans and received bank loan proceeds of $86.3 million. Also, under the counter-guarantee agreement, we advanced $3.1 million and received $2.4 million from the related party during the nine months ended September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents of $26.9 million, other current assets of $172.7 million and current liabilities of $149.4 million. We presently finance our operations primarily from cash flows from operations and bank loans and we anticipate that these will continue to be our primary sources of funds to finance our short-term cash needs.

Bank Loans

In June 2014, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.85 million (RMB50 million). These loans are guaranteed by Mr. Kang and Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of September 30, 2015, Goldenway had borrowed $3.14 million (RMB20 million) under this line of credit with an annual interest rate of 6.1% and due on various dates from Jan to March 2016. At September 30, 2015, approximately $4.71 million was unused and available under this line of credit.

In July 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.41 million (RMB60 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of September 30, 2015, Ever-Glory Apparel had borrowed $3.14 million (RMB20 million) from Nanjing Bank with annual interest rates ranging from 5.5% to 6.1% and due on various dates from November to December 2015. Ever-Glory Apparel had also borrowed $6.10 million from Nanjing Bank with annual interest rate of 1.7% and due on various dates from October to December 2015, and collateralized by approximately $7.6 million of accounts receivable from wholesale customers. At September 30, 2015, approximately $0.17 million was unused and available under this line of credit.

In July 2014, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.14 million (RMB20 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of September 30, 2015, LA GO GO had borrowed $1.57 million (RMB10 million) under this line of credit with an annual interest rate of 5.9% and due in January 2016. At September 30, 2015, approximately $1.57 million (RMB10 million) was unused and available under this line of credit.

In January 2014, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $9.41 million (RMB60 million). These loans are collateralized by the Company’s property and equipment. As of September 30, 2015, Goldenway had borrowed $6.28 million (RMB40 million) under this line of credit with an annual interest rates ranging from 5.5% - 5.8% and due on various dates from November 2015 to February 2016. At September 30, 2015, approximately $3.13 million was unused and available under this line of credit.

In September 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $18.83 million (RMB120 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among the Company, Nanjing Knitting and the bank. As of September 30, 2015, Ever-Glory Apparel had borrowed $6.28 million (RMB 40 million) under this line of credit with an annual interest rates ranging from 5.1% - 5.4% and due on various dates from October to December 2015. At September 30, 2015, approximately $12.55 million was unused and available under this line of credit.

In January 2015, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $12.57 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of September 30, 2015, Ever-Glory Apparel had borrowed $9.58 million from HSBC with an annual interest rate of 5.8%, due in December 2015, and collateralized by approximately $11.9 million of accounts receivable from wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. At September 30, 2015, approximately $2.99 million was unused and available under this line of credit.

In July 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $6.28 million (RMB40 million) with China Everbright Bank and guaranteed by Goldenway and Mr. Kang. These loans are also collateralized by Jiangsu Ever-Glory’s property. As of September 30, 2015, Ever-Glory Apparel had borrowed $6.03 million under this line of credit with an annual interest rates ranging from 4.0% - 4.8% and due on various dates from October 2015 to Jan 2016, and collateralized by approximately $7.5 million of accounts receivable from wholesale customers. At September 30, 2015, approximately $0.25 million was unused and available under this line of credit.

In July 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.41 million (RMB60 million) with Ping An Bank. As of September 30, 2015, Ever-Glory Apparel had borrowed $3.24 million from Ping An Bank, with annual interest rates ranging from 4.83% to 5.6% and due on various dates from November 2015 to August 2016, and collateralized by approximately $3.33 million of accounts receivable from wholesale customers. At September 30, 2015, approximately $6.17 million was unused and available under this line of credit.

In July 2013, LA GO GO entered into a line of credit agreement for approximately $5.18 million (RMB33 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of September 30, 2015, LA GO GO had borrowed $3.14 million (RMB20 million) from the Bank of Communications with annual interest rate at 5.3% and due on various dates from June to August 2016. At September 30, 2015, approximately $2.04 million was unused and available under this line of credit.

In December 2014, LA GO GO entered into a line of credit agreement for approximately $5.65 million (RMB36 million) with the China Citic Bank and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of September 30, 2015, LA GO GO had borrowed $2.82 million (RMB 18.0 million) from the China Citic Bank with annual interest rate of 5.88% and due on various dates from December 2015 to September 2016. At September 30, 2015, approximately $2.83 million was unused and available under this line of credit.

All bank loans are used to fund our daily operations.

Amounts due from related party

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of September 30, 2015 and December 31, 2014, Jiangsu Ever-Glory has provided guarantees for approximately $53.19 million (RMB 339 million) and $40.62 million (RMB 250 million) of lines of credit obtained by the Company. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $23.3 million (RMB 148 million) and $22.3 million (RMB 136 million) as of September 30, 2015 and December 31, 2014.  Mr. Kang has also provided a personal guarantee for $37.5 million (RMB 239 million).

During the nine months ended September 30, 2015, an additional US$3.01 million (RMB19.2 million) was provided to and repayment of $2.35 million (RMB 15 million) was received from Jiangsu Ever-Glory under the counter-guarantee. As of September 30, 2015, the amount of the counter-guarantee was $17.4 million (RMB 111.0 million) (the difference represents currency exchange adjustment of $0.62 million), which was 37.1% of the aggregate amount of lines of credit. This amount plus accrued interest of $2.72 million have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G.

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

As of September 30, 2015, we had access to approximately $87.7 million in lines of credit, of which approximately $36.4 million was unused and available. These credit facilities do not include any covenants. We have agreed to provide Jiangsu Ever-Glory a counter-guarantee of not less than 50% of the maximum aggregate lines of credit and borrowings guaranteed by Jiangsu Ever-Glory and collateralized by the assets of Jiangsu Ever-Glory under agreements executed between the Company, Jiangsu Ever-Glory and the banks. The maximum aggregate lines of credit and available borrowings was approximately $53.19 million (RMB 339 million) and approximately $17.4 (RMB111 million) was provided to Jiangsu Ever-Glory as the counter guarantee as of September 30, 2015.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in United States (U.S.) dollars. During 2003 and 2004 the exchange rate of RMB to the U.S. dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the U.S. dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of September 30, 2015, the foreign exchange rate had increased to 6.37 RMB to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future, and we will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel, Taixin, He Meida, Huirui, Shanghai LA GO GO, Shanghai Yalan, Shanghai Yiduo, Tianjin LA GO GO and Jiangsu LA GO GO (whose functional currency is RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain (loss) for the three and nine months ended September 30, 2015 and 2014 was ($3,265,584), ($2,936,691), ($121,307) and ($464,689), respectively.

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

Interest Rates: Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. On September 30, 2015, we had $26.9 million in cash and cash equivalents. A hypothetical 5% increase or decrease in either the short term or long term interest rates would not have any material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates: We pay our suppliers and employees in Chinese RMB, however, most of our wholesale customers are located in the U.S., Japan and Europe and we generate sales from them in U.S. Dollars, Euros and British Pounds. Accordingly, our business has substantial exposure to changes in exchange rates between and among the Chinese RMB, the U.S. Dollar, the Euro and the British Pound. In the last decade, the RMB was initially pegged at 8.26 RMB to one U.S. Dollar. On July 21, 2005 it was revalued to 8.09 per U.S. Dollar. Following the removal of the peg to the U.S. Dollar and pressure from the United States, the People’s Bank of China also announced that the RMB would be pegged to a basket of foreign currencies, rather than being strictly tied to the U.S. Dollar, and would be allowed to float trade within a narrow 0.3% daily band against this basket of currencies. The PRC government has stated that the basket is dominated by the U.S. Dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British Pound, Thai Baht, Russian Ruble, Australian Dollar, Canadian Dollar and Singapore Dollar. There can be no assurance that the relationship between the RMB and these currencies will remain stable over time, especially in light of the significant political pressure on the Chinese government to permit the free flotation of the RMB, which could result in greater and more frequent fluctuations in the exchange rate between the RMB, the U.S. Dollar and the Euro. On September 30, 2015, the exchange rate between the RMB and U.S. Dollar was 6.37RMB to one U.S. Dollar. For additional discussion regarding our foreign currency risk, see the section titled Risk Factors in the Annual Report on Form 10-K for our fiscal year ended December 31, 2014. Fluctuation in the value of Chinese RMB relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.

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

Evaluation of Disclosure Controls and Procedures. As of September 30, 2015, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of September 30, 2015. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9 of our annual report for fiscal year ended December 31, 2014. As of September 30, 2015, we had not completed the remediation of these material weaknesses.

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

Changes in Internal Control over Financial Reporting

Our management has worked, and will continue to work to improve our internal controls over financial reporting. During the nine months ended September 30, 2015, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

November 13, 2015	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jiansong Wang
Jiansong Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

