Form 10-K
period 2015-12-31
Ever-Glory International Group, Inc.
filed 2016-03-28
CIK 943184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

86-25-52096831

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $20.3 million based on the closing price of $5.39 for the registrant’s common stock as reported on the NASDAQ Global Market.

As of March 25, 2016, there were 14,785,868 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EVER-GLORY INTERNATIONAL GROUP, INC.

FORM 10-K

For the Year Ended December 31, 2015

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

 i

PART I

Item 1. BUSINESS

Overview and Corporate History

Ever-Glory International Group, Inc., sometimes referred to in this report as “Ever-Glory”, the “Company”, “we”, or “us”, through its subsidiaries, is a retailer of branded fashion apparel and a leading global apparel supply chain solution provider. Ever-Glory offers apparel to woman under its own brands “La go go”, “Velwin”, “Sea To Sky” and “idole” and currently operates over 1,100 retail locations in China. Ever-Glory is also a leading global apparel supply chain solution provider with a focus on middle-to-high end casual wear, outerwear, and sportswear brands. Ever-Glory serves a number of well-known domestic and international brands and retail stores by providing a complete set of services of supply chain management on fabric development and design, sampling, sourcing, quality control, manufacturing, logistics, customs clearance, distribution, and etc.

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

Shanghai La Go Go Fashion Company Limited (“LA GO GO”), a joint venture of Goldenway and Shanghai La Chapelle Garment and Accessories Company Limited (“La Chapelle”), was incorporated in the PRC on January 24, 2008.  Goldenway invested approximately $0.8 million (approximately RMB 6.0 million) in cash, and La Chapelle invested approximately $0.6 million (RMB 4.0 million) in cash, for a 60% and 40% ownership interest, respectively, in LA GO GO.  In connection with the formation of LA GO GO, Goldenway made a strategic investment in La Chapelle by acquiring a 10% equity interest in La Chapelle with a cash payment of RMB 10 million (approximately USD$1.4 million). The business objective of the joint venture was to establish and create a leading brand of ladies’ garments for the mainland Chinese market.  On March 23, 2009, Goldenway transferred all of its ownership interest in LA GO GO to Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”), a wholly-owned subsidiary of Goldenway. On April 23, 2010, Ever-Glory Apparel acquired the 40% non-controlling interest in LA GO GO from La Chapelle for approximately $0.9 million (RMB 6.2 million), bringing our ownership in LA GO GO to 100%. In connection with such acquisition, and in order to focus on our core business, Goldenway sold the 10% equity interest in La Chapelle to the original shareholders of La Chapelle and, in return, received a total cash payment of RMB 12.4 million (approximately $1.8 million).

Ever-Glory Apparel was incorporated in the PRC on January 6, 2009.  Goldenway invested approximately $6.6 million (RMB45.0 million) into Ever-Glory Apparel. Ever-Glory Apparel is principally engaged in the import and export of apparel, fabric and accessories. Ever-Glory Apparel began to function as our primary import and export agent since 2010.

On March 19, 2012, Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”), a wholly owned subsidiary of Ever-Glory Apparel was incorporated in PRC. Tai Xin is primarily engaged in the purchasing of raw materials used in the garment manufacturing.

Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”), a wholly owned subsidiary of Perfect-Dream, was incorporated in Samoa on September 15, 2009. Ever-Glory HK is principally engaged in the import and export of apparel, fabric and accessories.

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

On January 26, 2014, Shanghai Ya Lan Fashion Company Limited (“Ya Lan”) a wholly owned subsidiary of Shanghai LA GO GO was incorporated in PRC. The business objective of Ya Lan is to establish and create another leading brand “Velwin” of ladies’ garments for the mainland Chinese market.

On March 19, 2014, Xizang He Meida Trading Company Limited (“He Meida”) a wholly owned subsidiary of Ever-Glory Apparel was incorporated in PRC. The business objective of He Meida is to develop online operation of our retail business in the mainland Chinese market.

On April 29, 2014, Tianjin La Go Go Fashion Company Limited (“Tianjin LA GO GO”)a joint venture of Ever-Glory Apparel and Catch-Luck was incorporated in PRC. The business objective of Tianjin LA GO GO is to carry out our retail operations in different geographic markets other than Jiangsu LA GO GO.

On July 24, 2014, Chuzhou Huirui Garments Company Limited (“Huirui”), a wholly owned subsidiary of Ever-Glory Apparel was incorporated in PRC. Huirui is primarily engaged in the management of our outsourced manufacturing factories.

On June 26, 2014, Shanghai LA GO GO entered into a contract with Shanghai Yiduo Fashion Company Limited (“Shanghai Yiduo”) to acquire 78% of the shares of Shanghai Yiduo. The Company gained effective control of Shanghai Yiduo by the end of March 2015 and Shanghai Yiduo was consolidated on March 31, 2015. The business objective of Shanghai Yiduo is to establish and create another leading brand “idole” of ladies’ garments for the mainland Chinese market.

2

As a result of the foregoing acquisitions and transactions, our current corporate structure is illustrated below.

Business Operations

Our wholesale operations include a complete set of services of supply chain management and worldwide sale of apparel to well-known domestic and international casual wear, sportswear and outerwear brands and retailers in major markets. We conduct our original design manufacturing (“ODM”) operations through six wholly owned subsidiaries which are located in the Nanjing Jiangning Economic and Technological Development Zone and Shang Fang Town in the Jiangning District in Nanjing, Jiangsu province, China, and Chuzhou, Anhui province, China: Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”), Goldenway Nanjing Garments Company Limited (“Goldenway”), Nanjing New-Tailun Garments Company Limited (“New Tailun”), Nanjing Catch-Luck Garments Co., Ltd. (“Catch-Luck”), Chuzhou Huirui Garments Co., Ltd. (“Huirui”) and Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”). We also have one wholly owned subsidiary is located in Samoa: Ever-Glory International Group (HK) Ltd. ("Ever-Glory HK"). In our fiscal year ended December 31, 2015, our wholesale segment achieved total sales of $196.6 million.

Although we have our own manufacturing capacity, we currently outsource most of the manufacturing to our strategic long-term contractors as part of our overall business strategy. Outsourcing allows us to maximize our production capacity and remain flexible while reducing capital expenditures and the costs of keeping skilled workers on production lines during times of seasonally lower sales. We inspect products manufactured by our long-term contractors to ensure that they meet our high quality control standards. Total unit output from our manufacturing facilities and outsourced partners is more than 19.5 million pieces in 2015. See Production and Quality Control below.

Our retail business objective is to establish and develop leading brands of women’s wear and to build a nationwide retail distribution channel in China. We conduct our retail operations through Shanghai LA GO GO Fashion Company Limited (“Shanghai LA GO GO”), Jiangsu LA GO GO Fashion Company Limited (“Jiangsu LA GO GO”), Tianjin LA GO GO Fashion Company Limited (“Tianjin LA GO GO”), Shanghai Ya Lan Fashion Company Limited (“Ya Lan”), Xizang He Meida Trading Company Limited (“He Meida”) and Shanghai Yiduo Fashion Company Limited (“Shanghai Yiduo”). As of December 31, 2015, we had approximately 6,900 retail employees and operated 1,159 retail stores in China. We achieved total retail sales of $224.8million in the fiscal year of 2015.

Wholesale Segment

Products

We manufacture a broad array of products in various categories for the women’s, men’s and children’s apparel markets. Within those categories, various product classifications including high and middle grade casual-wear, sportswear and outwear, including the following product lines:

Women’s Clothing:	coats, jackets, slacks, skirts, shirts, trousers, and jeans
Men’s Clothing:	vests, jackets, trousers, skiwear, shirts, coats and jeans
Children’s Clothing:	coats, vests, down jackets, trousers, knitwear and jeans

Customers

We manufacture garments for a number of well-known retail chains and famous domestic and international brands. We also have our own in-house design capabilities and can provide our customers with a selection of original designs that the customer may have manufactured-to-order. We normally supply our customers through purchase orders and we have no long-term supply contracts with any of them.

In the fiscal year ended December 31, 2015, approximately 54.3% of our sales revenue came from customers in China, 6.8% of our sales revenue came from customers in Germany, 23.2% of our sales revenue came from customers in United Kingdom and other European countries, 9.0% from customers in the United States, and 6.6% from customers in Japan. In 2015, sales to our five largest customers generated approximately 41.5% of our total wholesale sales and two customers represented more than ten percent of our total wholesale sales.

Substantially all of our long-lived assets were attributable to the PRC as of December 31, 2015 and 2014.

Suppliers

We purchase the majority of our raw materials (including fabric, fasteners, thread, buttons, labels and related materials) directly from numerous local fabric and accessories suppliers in China. For our wholesale business, collectively, purchases from our five largest suppliers represented approximately 13.5% and 15.0% of total raw material purchases in 2015 and 2014, respectively. No single supplier provided more than 10% of our total purchases.

We also purchased finished goods from contract manufacturers. For our wholesale business, collectively, purchases from our five largest contract manufacturers represented approximately 48.1% and 40.3% of total finished goods purchases in 2015 and 2014, respectively.  One contract manufacturer provided approximately 24.5% and 16.9% of our total finished goods purchases in 2015 and 2014.

For our wholesale business, we generally agree to pay our suppliers within 30 to 90 days after our receipt of goods. We typically place orders for materials from suppliers when we receive orders from our customers. On average, the materials will generally be consumed by production in approximately 20 days.

Sales and Marketing

We have set up our own merchandising department to interface with our customers. We believe we have developed good and stable business relationships with our main customers in Europe, the U.S., Japan and China. Our sales staff typically works directly with our customers and arranges the terms of the contracts with them.

Our management believes that we continue to benefit from our solid reputation for providing high quality goods and professional service in the markets where we have a presence, which provides us further opportunities to work with desirable customers. Our marketing strategy aims to attract customers with outstanding brands from top markets. We seek to attract customers mainly from Europe, the U.S., Japan, and China. In addition, we look for customers with strong brand recognition and product lines that require high quality manufacturing and generate sufficient sales volume to support our sizeable production capacity. Referrals from existing customers have been and will continue to be a fruitful source of new customers. In addition, we aim to maintain an active presence in trade shows around the world, including those in Europe, the U.S., Japan, and China.

Production and Quality Control

In 2015, approximately 17.0% of the products we sold to wholesale customers were in our own manufacturing facilities. We typically outsource the manufacturing of a large portion of our products based upon factory capacity and customer demand. The number of outside contract manufacturers to which we outsource is expected to increase in order to meet the anticipated growth in demand from our customers.

As of December 31, 2015, our total production capacity, including outsourced production, reached 19.5 million pieces per year. At present, we believe our production capacity is sufficient to meet customer demand.

We are committed to designing and manufacturing high quality garments. We place the highest standard on quality control because we emphasize the high quality of our products. We have implemented strict quality control and craft discipline systems. Before we manufacture large quantities, we obtain the approval from our customers either through in-person visits to the factories or by shipping samples of our products to our customers for testing, inspection and feedback. This ensures that our products perfectly meet specifications prior to production. In addition, our trained professional quality control personnel periodically inspect the manufacturing process and quality of our apparel products. Our factory is ISO 9001:2000 certified. ISO 9000 is a family of standards for quality management systems maintained by ISO, International Organization for Standardization, and is administered by accreditation and certification bodies. We have been independently audited and certified to be in conformance with ISO 9001 which certifies that formalized business processes are being applied.

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

Competition

The garment manufacturing industry is highly competitive, particularly in China. Our competitors include garment manufacturers of all sizes, both within China and elsewhere in the world, many of which have greater financial and manufacturing resources than us. We have been in the garment manufacturing business since 1993 and believe that we have earned a reputation of producing high quality products with high efficiency, competitive prices, and excellent customer service. We believe we provide one-stop total solutions and more valuable products for our customers.

Currently, we have several small-to-large sized competitors in China including some state-owned trading groups and private garment companies. We believe we differentiate ourselves from the competition and will be able to effectively compete with our competitors due to our persistent pursuit of quality control, a diversified casual wear product lineup, and in-house design talent. In addition, we believe we derive advantages from our customers feedback in the supply chain and the use of our advanced Enterprise Resource Planning (“ERP”) system. Our ERP system integrates many of our operational processes into one system including order processing, statistical analysis, purchasing, manufacturing, logistics and financial control systems, providing management with instantaneous feedback on important aspects of our business operations.

Governmental Regulations/Quotas

In 2015, we were not subject to any export quota imposed by countries where our customers are located. Nevertheless, we have noticed that many European countries tightened their chemical inspection requirements after the removal of quotas. In addition, there can be no assurance that additional trade restrictions will not be imposed on the export of our products in the future.  Such actions could result in increases in the cost of our products generally and may adversely affect our operating results. On a longer term basis, we believe that our customer mix and our ability to adjust the types of apparel we manufacture will mitigate our exposure to such trade restrictions in the future.

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

Retail Segment

As of December 31, 2015, we had 1,159 retail stores in China selling our own brand clothing. We believe our advantages in the retail segments include our ability to promptly respond to market trends, our quick turn-around in design and production, and appropriate pricing. In 2015, we achieved total net sales of approximately US$224.8 million for our retail business. We operate most of our retail stores in so-called Tier-2 or Tier-3 cities in China, such as Zhengzhou in Henan province, Taizhou in Jiangsu province, etc. We also have penetrated into Tier-1 cities, such as Beijing and Shanghai.

Suppliers

We purchase the majority of our raw materials (including fabric, fasteners, thread, buttons, labels and related materials) directly from numerous local fabric and accessories suppliers. For our retail business, collectively, purchases from our five largest suppliers represented approximately 24.7% of total purchases in 2015. There were no suppliers which provided more than 10% of our total raw materials purchases in 2015. We have not experienced difficulty in obtaining raw materials that are essential to our business.

We also purchase finished goods from contract manufacturers. For our retail business, collectively, our five largest contract manufacturers represented approximately 14.6% of total finished goods purchases in 2015. There was no one contract manufacturer which provided more than 10% of our total finished goods purchases in 2015. We have not experienced difficulty in obtaining finished products from our contract manufacturers.

For our retail business, we generally agree to pay our suppliers within 30-180 days after the receipt of goods. We typically place orders for materials from suppliers when the style has been confirmed by our chief designer. On average, the supplies we hold in stock will generally be consumed in production in approximately 20 days.

Customers

We currently have four retail brands. “Sea To Sky” focuses on females between the ages of 18 to 25. “La Go Go” seeks to appeal to fashionable urban females between the ages of 23 to 28. “Velwin” targets females between the ages of 28 to 33 while “idole” targets females between the ages of 28 to 35. Our products are priced at a middle-to-high level in order to appeal to our targeted customers.

Design and Production

We have our own design, production and quality control departments. Our retail brands release new designs twice a year, during October for the spring/summer season and May for the autumn/winter season. Our design team attends many fashion shows each year to track the fashion trends in Europe, Japan and Asia. Our design team produces approximately 4,500 designs each year. Each of our retail brands hosts its own order-placing fair twice each year to determine the new products to be released for the spring/summer and autumn/winter season based on the orders placed by all the regional sales managers at such order-placing fair; our chief designer then decides the designs to be manufactured. The production department will then produce samples for the designer’s approval.  Our quality control department checks the quality of the final products by follow-up inspection. The final products will be shipped to the logistics and distribution centers for sale.

Sales and Marketing

Products of our retail brands are sold in flagship stores, stores-within-a-store and e-commerce platform.  The sales department is responsible for developing new sales channels. According to our new store opening plan, the ratio of flagship stores and stores-within-a-store are carefully balanced.  The store-within-a-store enters into contracts with department stores. The flagship stores are carefully chosen at prominent locations and have lease agreements with each property owner.  Under our return and exchange policy, products may be returned or exchanged for any reason within 15 days. During 2015, the return and exchange rate was very low and was not a material factor in our operations.

Store Operation

As of December 31, 2015, we had 1,159 stores, including 65 flagship stores, with each store generating average revenue of approximately $ 16,000 per month. The majority of our retail stores are situated as stores-within-a-store in large, mid-tier department stores located in over 20 provinces in China.

Trademarks

We regard our trademarks as an important part of our business due to the name recognition of our customers. We obtained trademark registration at the China Trademark Office for the mark “La Go Go” in class 25 and class 18 in 2010. As of December 31, 2015, we were not aware of any valid claim or challenges to our right to use our registered trademark or any counterfeit or other infringement to our registered trademark.

Information Technology

We recognize the importance of high-quality information management systems in the retail operation.  As a result, we use Management Systems to monitor and manage the merchandise planning, inventory and sales information.

Research and Development

We have invested in the research and development of high-tech fabrics.

Our Growth Strategy

Our strategy to grow and expand our business includes the following:

Supply chain management:

●	Expand the global sourcing network

●	Explore the overseas low-cost manufacturing base

●	Focus on high value-added products and continue our strategy to produce mid-to-high end apparel

●	Continue to emphasize on product design and technology application

●	Seek strategic acquisitions of international distributors that could enhance global sales and distribution network

●	Maintain stable revenue growth in the export markets while shifting focus to higher margin wholesale markets such as mainland China.

Retail business development:

●	Build our brands to be recognized as major players in the mid-to-high women's apparel market in China;

●	Expand the retail network throughout China

●	Improve the retail stores’ efficiency and increase same-store sales

●	Continue to launch flagship stores in Tier-1 cities and increase penetration and coverage in Tier-2 and Tier-3 cities

●	Take advantage of our position as a multi-brand operator

Employees

As of December 31, 2015, we had over 8,300 employees. None of our employees belong to a labor union. We have never experienced a labor strike or work stoppage. We are in full compliance with the Chinese labor laws and regulations and are committed to providing safe and comfortable working conditions and accommodations for our employees.

Labor Costs

The manufacture of garments is a labor-intensive business. Although much of our production process is automated and mechanized, we rely on skilled labor to make our products.  During the year ended December 31, 2015, our labor cost increased due to the shortage of skilled workers and rising labor cost in China.

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

Description of Property

In 2015, we operated four facilities on certain land in the Nanjing Jiangning Economic and Technological Development Zone and in Shangfang Town and Huifeng Road, which are located in Nanjing and Chuzhou, China. For further details concerning our property, see Item 2 of this report regarding Properties.

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

Shanghai YA LAN was established on January 24, 2014, and its income tax rate is 25%.

Shanghai Yiduo was acquired on March 31, 2015, and its income tax rate is 25%.

Huirui was acquired on July 24, 2014, and its income tax rate is 25%.

Ever-Glory Apparel was established on January 6, 2010, and its income tax rate is 25%.

He Meida was established on March 19, 2014. The local government has implemented an income tax reduction from 15% to 9% valid through December 31, 2017.

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

As of December 31, 2015 and 2014, we did not rely on any raw material supplier for more than 10% of all of our total raw material purchases. For the wholesale business, we relied on one manufacturer for 24.5% and 16.9% of purchased finished goods in 2015 and 2014, respectively. For the retail business, we did not rely on any one manufacturer for more than 10% of all of our total purchased finished goods during 2015 and 2014. We do not have any long-term written agreements with any of these suppliers and do not anticipate entering into any such agreements in the near future. However, we always execute a written agreement for each order placed with our suppliers. We do not believe that loss of any of these suppliers would have a material adverse effect on our ability to obtain finished goods or raw materials essential to our business because we believe we can locate other suppliers in a timely manner.

Risks Relating to Our Business

Our wholesale business depends on some key customers for a significant portion of our sales. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.

For the year ended December 31, 2015, our five largest customers represented approximately 41.5 % of our total net sales. For the year ended December 31, 2014, our top five largest customers represented approximately 42.6% of our total net sales.  The garment manufacturing industry has experienced substantial consolidation in recent years, which has resulted in increased customer leverage over suppliers, greater exposure for suppliers to credit risk and an increased emphasis by customers on inventory management and productivity.

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

The Company and Jiangsu Ever-Glory sometimes purchase raw materials for each other in order to obtain cheaper prices. The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at cost for $6.25 million and $2.10 million during 2015 and 2014, respectively.  Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at cost for $0.78 million and $0.16 million during 2015 and 2014, respectively.

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of December 31, 2015 and 2014, Jiangsu Ever-Glory has provided guarantees for approximately $52.21 million (RMB 339 million) (2015) and $40.62 million (RMB 250 million) (2014) of lines of credit obtained by the Company. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $22.8 million (RMB 148 million) (2015) and $22.1 million (RMB 136 million) (2014).  Mr. Kang has also provided a personal guarantee for $39.89 million (RMB 259 million) (2015) and $35.43 million (RMB 218 million) (2014). At December 31, 2014, $17.36 million (RMB 107 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the year ended December 31, 2015, an additional $4.68 million (RMB 30.4 million) was provided to and repayment of $2.31 million (RMB 15 million) was received from Jiangsu Ever-Glory under the counter-guarantee agreement. As of December 31, 2015, the amount of the counter-guarantee had been increased to $18.83 million (RMB 122 million) (the difference represents currency exchange adjustment of $0.9 million), which was 36.1% of the aggregate amount of lines of credit. This amount plus accrued interest of $2.95 million (2015) and $2.06 million (2014) have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. At December 31, 2015 and 2014, the amount classified as a reduction of equity was $21.78 million and $19.42 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. From April 1, 2015, interest rate has changed to 0.41% as the bank benchmark interest rate decreased. Interest income for the years ended December 31, 2015 and 2014 was approximately $0.89 million and $1.07 million, respectively.

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

Risks Related to an Investment in Our Securities

Our common stock has limited liquidity.

Our common stock has been trading on the NYSE MKT (formerly, the American Stock Exchange and NYSE Alternext US LLC) since July 16, 2008 and then transferred to the NASDAQ Global Market on December 31, 2014,  but it is thinly traded compared to larger more widely known companies in the same industry. Thinly traded common stock can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. The high and low bid price of Ever-Glory’s common stock during the past 52 week period ended December 31, 2015 has been US$2.15 and US$6.64 per share respectively.

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

In this Annual Report on Form 10-K for the year ended December 31, 2015, we concluded that our internal control over financial reporting was not effective as of December 31, 2015 based on our assessment.  For more information, please refer to Item 9A. Controls and Procedures.  Our staffs who are primarily responsible for the preparation of our financial statements do not have the requisite U.S. GAAP experience to prepare financial statements in accordance with U.S. GAAP.  Therefore, future reports may have statements indicating that our controls and procedures are not effective. We cannot assure you that even if we remediate our internal controls over financial reporting relating to the identified material weaknesses that we will establish the effectiveness of our internal controls over financial reporting or that we will not be subject to these or other material weaknesses in the future.  In addition, our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future.  Effective internal controls are necessary for us to produce reliable financial reports and are important to prevent fraud.  As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock.  Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

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

Our principal shareholders, which include our officers and directors, and their affiliated entities own approximately 74.5% of our outstanding shares of common stock. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal shareholders and their affiliated entities, elections of our Board of Directors will generally be within the control of these shareholders and their affiliated entities. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders and their affiliated entities. As such, it would be difficult for shareholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all of our shareholders.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Wholesale segment

In 2015, we operated three complexes as our operating and production facilities at 509 Chengxin Road, in the Nanjing Jiangning Economic and Technological Development Zone, Shangfang Town, Nanjing, China. The following is a description of these facilities:

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

(ii) New-Tailun. Our New-Tailun facilities include 25,000 square meters of floor space. Approximately 396 employees work at this location. Our New-Tailun facility mainly handles manufacturing. We lease the New-Tailun facility and the land from Jiangsu Ever-Glory for US$50,000 (RMB 314,000) per annum under a one year leasing arrangement that expired on December 31, 2016.

(iii) Catch-Luck. Our Catch-Luck facilities include 6,635 square meters of office and production space. Approximately 406 employees work at this location. Our Catch-Luck facility mainly handles manufacturing. These facilities are located on the piece of land for which we have the 50-year land use right.

In addition, under certain lease arrangement between Goldenway and Jiangsu Ever-Glory, Goldenway currently holds the right to lease certain land and use certain building and improvements on that land until 2016.  In December 2015 we leased part of this facility to a non- affiliated third party under a lease with an annual rent of approximately $18,000 pursuant to a two year lease.

We believe that our current facilities will be sufficient to sustain our wholesale operations for the foreseeable future.

Retail Segment

For our retail operations, we have a one year lease arrangement for our administrative offices and a three-year lease for our warehouse. The current flagship stores are generally leased under agreements with real estate developers, department stores or shopping mall operators for terms ranging from 2 to 5 years. The store-within-a-store is counters leased from department stores for which we generally pay approximately 30% of sales revenue as rent. We believe the administrative and warehouse facilities are adequate to sustain our operations for the foreseeable future. We also believe that  the locations of the flagship stores and the stores-within-a-store units are carefully selected and suitable for the retail operation.

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

In 2014, the Company obtained a fifty year land use right on 23,333 square meters of land located on Suzhou Kunshan Jinxi Tower Jinxing Road. We built a logistics center for our retail business on the land which was put in use for our retail business in 2015.

In 2015, the Company obtained a fifty year land use right on 33,427 square meters of land located in Tianjin Wuqing Development Zone. We intend to build a logistics center for our retail business for our retail business.

Item 3. LEGAL PROCEEDINGS

There is no material pending legal proceeding to which we are a party.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity

Our common stock was quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) initially under the symbol “EGLY” and then it was changed to “EVGY” in 2007.  On July 16, 2008 our common stock commenced trading on NYSE MKT LLC (“NYSE MKT”) (formerly named the NYSE Annex) under the symbol of “EVK” and then transferred to the NASDAQ Global Market on December 31, 2014. As of December 31, 2015, there were approximately 63 shareholders of record of our common stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name. The following table sets forth the high and low bid information for the common stock for each quarter within the last two fiscal years, as reported by the NASDAQ Global Market. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Bid Price
	HIGH	LOW
NASDAQ
Period ended March 25, 2016	$2.40	$1.56
FISCAL YEAR 2015:
Fourth Quarter ended December 31, 2015	$3.08	2.15
Third Quarter ended September 30, 2015	$5.44	2.50
Second Quarter ended June 30, 2015	$6.64	$5.24
First Quarter ended March 31, 2015	$6.63	$4.67
NYSE MKT
PERIOD
FISCAL YEAR 2014:
Fourth Quarter ended December 31, 2014	$6.82	$5.24
Third Quarter ended September 30, 2014	$6.95	$4.99
Second Quarter ended June 30, 2014	$4.95	$8.22
First Quarter ended March 31, 2014	$8.15	$5.09

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information regarding options outstanding under our compensation plans as of December 31, 2015:

	Equity Compensation Plan Information
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	1,500,000
Total	-	$-	1,500,000

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

Item 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the year ended December 31, 2015 should be read in conjunction with the Financial Statements and corresponding notes included in this annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We are a leading apparel supply-chain manager and retailer in China. We are listed on the NASDAQ Global Market under the symbol of “EVK”.

We classify our businesses into two segments: Wholesale and Retail. Our wholesale business consists of wholesale-channel sales made principally to domestically and international recognized brands, and department stores located throughout Europe, the U.S., Japan and the People’s Republic of China (“PRC”). We focus on well-known, middle-to-high end casual wear, sportswear, and outerwear brands. Our retail business consists of retail-channel sales directly to consumers through retail stores located throughout the PRC as well as sales via online stores at Tmall, Dangdang mall, Jumei.com, JD.com and VIP.com etc.

Although we have our own manufacturing facilities, we currently outsource most of the manufacturing to our long-term contractors as part of our overall business strategy. We believe outsourcing allows us to maximize our production capacity and maintain flexibility while reducing capital expenditures and the costs of keeping skilled workers on production lines during slow seasons. We oversee our long-term contractors with our advanced management solutions and inspect products manufactured by them to ensure that they meet our high quality control standards and timely delivery requirement.

Wholesale Business

We conduct our original design manufacturing (“ODM”) operations through seven wholly owned subsidiaries which are located in the Nanjing Jiangning Economic and Technological Development Zone and Shang Fang Town in the Jiangning District in Nanjing, Jiangsu province, China, Chuzhou, Anhui province, China and Samoa: Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”), Goldenway Nanjing Garments Company Limited (“Goldenway”), Nanjing New-Tailun Garments Company Limited (“New Tailun”), Nanjing Catch-Luck Garments Co., Ltd. (“Catch-Luck”), Chuzhou Huirui Garments Co., Ltd. (“Huirui), Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”) and Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”).

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

The primary business objective for our wholesale segment is to expand our portfolio into higher-class brands, expand our customer base and improve our profit. We believe that our growth opportunities and continued investment initiatives include:

●	Expand our global sourcing network

●	Expand our overseas low-cost manufacturing base (outside of mainland China);

●	Focus on high value-added products and continue our strategy to produce mid-to-high end apparel

●	Continue to emphasize product design and technology utilization.

●	Seek strategic acquisitions of international distributors that could enhance global sales and our distribution network; and

●	Maintain stable revenue increases in the markets while shifting focus to higher margin wholesale markets such as mainland China.

Retail Business

The business objective for our retail segment is to establish leading brands of women’s apparel and to build a nationwide retail network in China. As of December 31, 2015, we had 1,159 stores (including store-in-stores), which included 228 stores opened in 2015 and 270 stores closed in 2015. We expect to open additional 200 to 250 stores in 2016.

On June 26, 2014, Shanghai LA GO GO entered into a contract with Shanghai Yiduo Fashion Company Limited (“Shanghai Yiduo”) to acquire 78% of the shares of Shanghai Yiduo for $0.8 million (RMB4.6 million). The last $0.08 million was paid by the Company to Shanghai Yiduo on March 27, 2015 when Shanghai Yiduo collected all the accounts receivable from Mecox Lane. The Company gained effective control of Shanghai Yiduo by the end of March 2015 and Shanghai Yiduo was consolidated on March 31, 2015. Management made a preliminary valuation of Shanghai Yiduo, including the value of the designer team and other marketing related intangibles and recorded $0.85 million as intangible assets in the consolidated balance sheet as of March 31, 2015. During the three months ended June 30, 2015, the Company made a $1.06 million (RMB6.5 million) capital contribution to Shanghai Yiduo as required by the acquisition agreement. As a result, the value of Shanghai Yiduo recorded as intangible assets, and the non-controlling interest increased by $0.23 million. Management believes that the acquisition will improve the Company’s design and product development ability.

We believe that our growth opportunities and continued investment initiatives include:

●	Build our retail brand sand to be recognized as a major player in the mid-to-high end women’s apparel market in China;

●	Expand the retail network throughout China;

●	Improve the retail stores’ efficiency and increase same-store sales

●	Continue to launch retail flagship stores in Tier-1 cities and increase penetration and coverage in Tier-2 and Tier-3 cities

●	Become a multi-brand operator

Seasonality of Business

Our business is affected by seasonal trends, with higher levels of wholesale sales in our third and fourth quarters and higher retail sales in our first and fourth quarters. These trends primarily result from the timing of seasonal wholesale shipments and holiday periods in the retail segment.

Collection Policy

Wholesale business

For our new customers, we generally require orders placed to be backed by letters of credit. For our long-term and established customers with good payment track records, we generally provide payment terms between 30 to 180 days following the delivery of finished goods.

Retail business

For store-in-store shops, we generally receive payments from the stores between 60 to 90 days following the date of the register receipt. For our own flagship stores, we receive payments on the same day of the register receipt. For the sales in e-commerce platform such as Tmall, Dangdang mall, Jumei.com, JD.com and VIP.com etc, we generally receive payments from these e-commerce companies between 5 to 15 days following the date of the register receipt.

Global Economic Uncertainty

Our business is dependent on consumer demand for our products. We believe that the significant uncertainty in the global economy and the slowdown of economies in the United States and Europe have increased our clients’ sensitivity to the cost of our products. We have experienced continued pricing pressure. If the global economic environment continues to be weak, these worsening economic conditions could have a negative impact on our sales growth and operating margins in our wholesale segment in 2016.

In addition, economic conditions in the United States and other foreign markets in which we operate could substantially affect our sales profitability, cash position and collection of accounts receivable. Global credit and capital markets have experienced unprecedented volatility and disruption. Business credit and liquidity have tightened in much of the world. Some of our suppliers and customers may face credit issues and could experience cash flow problems and other financial hardships. These factors currently have not had an impact on the timeliness of receivable collections from our customers. We cannot predict at this time how this situation will develop and whether accounts receivable may need to be allowed for or written off in the coming quarters.

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

Revenue Recognition

We recognize wholesale revenue from product sales, net of value-added taxes, upon delivery for local sales and upon shipment of the products for export sales, at such time title passes to the customer provided however that (i) there are no uncertainties regarding customer acceptance (ii) persuasive evidence of an arrangement exists (iii) the sales price is fixed and determinable, and (iv) collectability is deemed probable. We recognize wholesale revenue from manufacturing fees charged to buyers for the assembly of garments from materials provided by the buyers upon completion of the manufacturing process and shipment of the products for export sales, provided that (i) there are no uncertainties regarding customer acceptance (ii) persuasive evidence of an arrangement exists (iii) the sales price is fixed and determinable, and (iv) collectability is deemed probable. Retail sales are recorded net of promotional discounts, rebates, and return allowances. Retail store sales are recognized at the time of the register receipt. Retail online sales are recognized when products are shipped and customers receive the products because we retain a portion of the risk of loss on these sales during transit.

Estimates and Assumptions

In preparing our consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates in 2015 and 2014 include the assumptions used to value tax liabilities, derivative financial instruments, the estimates of the allowance for deferred tax assets, and the accounts receivable allowance and inventory reservation.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts from Customers, which supersedes the revenue recognition in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  In July 2015, the FASB delayed the effective date by one year. This new standard is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively, with early adoption now permitted to the original effective date of December 15, 2016.  The Company is currently evaluating this new standard and the potential impact this standard may have upon adoption.

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory. ASU 2015-11 simplifies the measurement of certain inventories. Under the new guidance, inventories are required to be measured at the lower of cost and net realizable value, the latter representing the estimated selling price in the ordinary course of business, reduced by costs of completion, disposal, and transportation. Under current guidance, inventories are required to be measured at the lower of cost or market, but depending upon specific circumstances, market could refer to replacement cost, net realizable value, or net realizable value reduced by a normal profit margin. The guidance is to be applied prospectively, is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. Management is currently assessing the potential impact of this ASU on its consolidated financial statements.

In September 2015, FASB issued ASU No. 2015-16 Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The Company assessed that there is no significant impact to the consolidated financial statements on this update.

In November 2015, FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance becomes effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company applied this guidance to its current fiscal year ended December 31, 2015 and retroactively reclassified its balance sheet as of December 31, 2014. Adoption of this guidance had no material impact on the results of operations or financial position.

In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations. The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date for this ASU is the same as the effective date for ASU 2014-09, Revenue from Contracts with Customers. The Company is currently assessing the potential impact of this ASU on its consolidated financial statements.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Year Ended December 31
	2015		2014
	(In thousands of U.S. dollars, except for percentages)
Sales	$421,389	100.0%	$460,141	100.0%
Gross Profit	129,299	30.7	122,248	26.6
Operating Expenses	112,493	26.7	100,434	21.8
Income From Operations	16,806	4.0	21,814	4.8
Other Expenses	1,553	0.4	29	0.0
Income Tax Expense	5,054	1.2	5,477	1.2
Net Income	$13,305	3.2%	$16,366	3.6%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the years ended December 31, 2015 and 2014.

	2015	% of total sales	2014	% of total sales	Growth in 2015 compared with 2014
Wholesale business	(In thousands of U.S. dollars)		(In thousands of U.S. dollars)
The People’s Republic of China	$106,694	25.4%	$98,082	21.3%	8.8%
Germany	13,425	3.2	27,077	5.9	(50.4)
United Kingdom	16,098	3.8	22,109	4.8	(27.2)
Europe-Other	29,556	7.0	33,264	7.2	(11.1)
Japan	13,039	3.1	17,877	3.9	(27.1)
United States	17,777	4.2	17,063	3.7	4.2
Total Wholesale business	196,589	46.7	215,472	46.8	(8.8)
Retail business	224,800	53.3	244,669	53.2	(8.1)
Total sales	$421,389	100.0%	$460,141	100.0%	(8.4)%

Total sales for the year ended December 31, 2015 were $421.4 million, a decrease of 8.4% from the year ended December 31, 2014. This decrease was primarily attributable to an 8.1% decrease in sales in our retail business as well as an 8.8% decrease in our wholesale business.

Sales generated from our wholesale business contributed $196.6 million or 46.7% of our total sales for the year ended December 31, 2015, a decrease of 8.8% compared with $215.5 million or 46.8% of our total sales for the year ended December 31, 2014. This decrease was primarily attributable to decreased sales in Germany, the United Kingdom, Europe and Japan partially offset by increased sales in PRC and the United States.

Sales generated from our retail business contributed $224.8 million or 53.3% of our total sales for the year ended December 31, 2015, a decrease of 8.1% compared with $244.7 million or 53.2% for the year ended December 31, 2014. This decrease was primarily due to decreased store numbers and same store sales. We had 1,159 retail stores as of December 31, 2015, compared with 1,201 retail stores at December 31, 2014.

Total retail store square footage and sales per square foot for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
Total store square footage	1,138,380	1,163,994
Number of stores	1,159	1,201
Average store size, square feet	982	969
Total store sales (in thousand of U.S. dollars)	$224,800	$244,669
Sales per square foot	$197	$210

Same-store sales and newly opened store sales for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
	(In thousands of U.S. dollars)
Sales from stores opened for a full year	$164,113	$162,578
Sales from newly opened store sales	$36,429	$66,129
Sales from e-commerce platform	$17,834	$12,455
Other*	$6,424	$3,507
Total	$224,800	$244,669

*Primarily consists of sales from stores that were closed in the current reporting period.

We remodeled or relocated 216 stores in 2015, and we plan to relocate or remodel an additional 150 to 200 stores in 2016. Remodels and relocations typically drive incremental same-store sales growth. A relocation typically results in an improved, more visible and accessible location, and usually includes increased square footage. We believe we will continue to have opportunities for additional remodels and relocations beyond 2015.  Same-store sales are calculated based upon stores that were open at least 12 full fiscal months in each reporting period and remain open at the end of each reporting period.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment and rent for retail stores, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the years ended December 31, 2015 and 2014.

	For the Year Ended December 31,				Growth (Decrease) in 2015
	2015		2014		compared
	(In thousands of U.S. dollars, except for percentages)				with 2014
Wholesale Sales	$196,589	100.0%	$215,472	100.0%	(8.8)%
Raw Materials	85,250	43.4	100,169	46.5	(14.9)
Labor	5,876	3.0	4,977	2.3	18.0
Outsourced Production Costs	69,999	35.6	73,156	34.0	(4.3)
Other and Overhead	570	0.3	554	0.3	2.8
Total Cost of Sales for Wholesale	161,695	82.3	178,856	83.0	(9.6)
Gross Profit for Wholesale	34,894	17.7	36,616	17.0	(4.7)
Net Sales for Retail	224,800	100.0	244,669	100.0	(8.1)
Production Costs	67,581	30.1	83,240	34.0	(18.8)
Rent	62,814	27.9	75,797	31.0	(17.1)
Total Cost of Sales for Retail	130,395	58.0	159,037	65.0	(18.0)
Gross Profit for Retail	94,405	42.0	85,632	35.0	10.2
Total Cost of Sales	292,090	69.3	337,893	73.4	(13.6)
Gross Profit	$129,299	30.7%	$122,248	26.6%	5.8%

Our wholesale business raw material costs decreased by 14.9% to $85.3 million in 2015 from $100.2 million in 2014. As a percent of total wholesale sales, raw material costs accounted for 43.4% of our total wholesale sales in 2015, a decrease of 3.1% from 2014. The decrease was mainly due to the decreased raw materials prices.

Our wholesale business labor costs increased by 18.0% to $5.9 million in 2015 from $5.0 million in 2014. As a percent of total wholesale sales, labor costs accounted for 3.0% of our total wholesale sales in 2015, an increase of 0.7% from 2014. The increase was mainly due to increased average salaries of the employees in our own manufacturing factories.

Outsourced production costs for our wholesale business decreased by 4.3% to $70.0 million in 2015 from $73.2 million in 2014. As a percent of total wholesale sales, outsourced production costs were 35.6% of our total wholesale sales in 2015, an increase of 1.6% from 2014. This increase was primarily attributable to increased average salaries of the employees in our outsourced manufacturing factories.

Overhead and other expenses for our wholesale business stayed the same at 0.3% of our total wholesale sales in 2015 from 2014.

Gross profit in our wholesale business in 2015 was $34.9 million, a decrease of 4.7% from 2014. Gross margin was 17.7% in 2015, an increase of 70 basis points from 2014.

Our retail business production costs were $67.6 million in 2015 compared with $83.2 million in 2014. As a percent of total retail sales, retail production costs accounted for 30.1% of our total retail sales in 2015, compared with 34.0% of total retail sales in 2014. The decrease was due to better procurement cost control in 2015 compared with the prior year.

Rent costs for our retail business were $62.8 million in 2015 compared with $75.8 million in 2014. As a percent of total retail sales, rent costs accounted for 27.9% of our total retail sales in 2015, compared with 31.0% of total retail sales in 2014. The decrease is primarily attributable to negotiated reductions in the variable rent percentage at certain locations.

Gross profit in our retail business in 2015 was $94.4 million and gross margin was 42.0%. Gross profit in our retail business in 2014 was $85.6 million and gross margin was 35.0%.

Total cost of sales in 2015 was $292.1 million, compared with $337.9 million in 2014, a decrease of 13.6%. As a percentage of total sales, cost of sales decreased to 69.3% of total sales in 2014, compared with 73.4% of total sales in 2015. Consequently, gross margin increased to 30.7% in 2015 from 26.6% in 2014.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. Some of our customers also furnish us with raw materials so that we can manufacture their products. For our wholesale business, aggregate purchases from our five largest raw material suppliers represented approximately 13.5% and 15.0% of raw materials purchases in 2015 and 2014, respectively. No single supplier provided more than 10% of our raw materials purchases in 2015 and 2014. For our retail business, aggregate purchases from our five largest suppliers represented approximately 24.7% and 22.0% of raw materials purchases in 2015 and 2014, respectively. No single supplier provided more than 10% of our raw materials purchases in 2015 and 2014. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

We also purchase finished goods from contract manufacturers. For our wholesale business, aggregate purchases from our five largest contract manufacturers represented approximately 48.1% and 40.3% of finished goods purchases in 2015 and 2014, respectively. One contract manufacturer provided approximately 24.5% and 16.9% of our finished goods purchases in 2015 and 2014, respectively. For our retail business, aggregate purchase from our five largest contract manufacturers represented approximately 14.6% and 16.7% of finished goods purchases in 2015 and 2014, respectively. No single contract manufacturer provided more than 10% of our finished goods purchases in 2015 and 2014. We have not experienced difficulty in obtaining finished products from our contract manufacturers and we believe we maintain good relationships with our contract manufacturers.

Selling, General and Administrative Expenses

Our selling expenses consist primarily of local transportation, unloading charges, product inspection charges, salaries for retail staff, and decoration and marketing expenses associated with our retail business.

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

	For the Years Ended December 31,
	2015		2014		Increase
	(In thousands of U.S. dollars, except for percentages)
Gross Profit	$129,299	30.7%	$122,248	26.6%	5.8%
Operating Expenses
Selling Expenses	76,537	18.2	67,730	14.7	13.0
General and Administrative Expenses	35,956	8.5	32,704	7.1	9.9
Total Operating Expenses	112,493	26.7	100,434	21.8	12.0
Income from Operations	$16,806	4.0%	$21,814	4.7%	(23.0)%

Selling expenses were $76.5 million in 2015, an increase of 13.0% or $8.8 million from 2014. As a percent of total sales, selling expenses accounted for 18.2% of our total sales in 2015, an increase of 3.5% from 2014. The increase was attributable to the increased average salaries, as well as the increased store decoration and marketing expenses associated with the promotion of the retail brands.

General and administrative expenses were $36.0 million in 2015, an increase of $3.3 million from 2014. As a percent of sales, general and administrative expenses accounted for 8.5% of our total sales in 2015, an increase of 1.4% from 2014. The increase was attributable to an increase in the number of wholesale and retail management personnel, and the depreciation and amortization of the new logistics center. Research and development costs included in general and administrative expenses for the years ended December 31, 2015 and 2014 amounted to $2.2 million and $2.3 million, respectively.

Income from Operations

Income from operations decreased by 23.0% to $16.8 million in 2015 from $21.8 million in 2014. As a percent of total sales, income from operations accounted for 4.0% of our total sales in 2015, a decrease of 0.7% from 2014.

Interest Expense

Interest expense was $2.7 million in 2015, a decrease of 17.8% compared with the same period in 2014. The decrease was due to the decreased bank loans and interest rate.

Income Tax Expense

Income tax expense was $5.1 million and $5.5 million in 2015 and 2014, respectively.

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

Ever-Glory International Group Inc. was incorporated in the United States and incurred net operating losses for income tax purposes through 2015. The net operating loss carry forwards for the United States income taxes may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2034. Management believes that the realization of the benefits from these losses is uncertain due to our limited operating history and continuing losses for the United States income tax purposes. Accordingly, we provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero.

Although the Company’s parent entity is a US entity, the Company’s primary operations are through subsidiaries located in China, certain apparel manufacturing is performed outside of China in Southeast Asia, and sales are made globally. Therefore, the Company uses significant judgment to calculate and provide for income taxes in each of the tax jurisdictions in which it operates. In the ordinary course of the Company’s business, there are transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of transfer pricing for transactions with the Company’s subsidiaries, potential challenges to nexus, value added estimates, and similar matters. In September 2009, the Company formed its subsidiary, Ever-Glory HK, domiciled in Samoa, in order to engage in certain limited import and export of apparel, fabric and accessories, as well as to efficiently address currency exchange matters with international transactions. Over the past few years, the operational matters handled by this subsidiary have expanded with respect to sub-contracting of certain manufacturing work outside of China, as well as to other operational matters with non-PRC customers and vendors. Additionally, over this time period, tax guidance, rules and positions taken by the PRC with respect to transfer pricing issues have evolved, and in certain cases, become more standardized. As part of the Company’s on-going process of evaluating our tax positions, the Company considered various factors as they relate to its Samoan subsidiary and as related to intercompany transactions. This evaluation resulted in a change in the Company’s estimate of exposure to potential unfavorable outcomes related to these uncertainties, and the Company recorded a tax liability of approximately $3.2 million as of December 31, 2013 based on the probability for such outcomes.

The Company and the PRC Tax Bureau have agreed that payments on the tax liability $3.2 million will be made by the Company prospectively over the next two to three years period. Approximately $1.8 million was paid as of December 31, 2015. Beginning January 1, 2014, all net income generated from Ever-Glory HK has been reported as a taxable income at 25% tax rate in PRC.

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

Net Income attributable to the Company

Net income attributable to the Company in 2015 was $13.6 million, a decrease of 17.1% from 2014. Our basic and diluted earnings per share were $0.92 and $1.11 for the years ended December 31, 2015 and 2014, respectively.

Summary of Cash Flows

Summary cash flows information for 2015 and 2014 is as follows:

	2015	2014
	(In thousands of U.S. dollars)
Net cash provided by operating activities	$19,130	$9,322
Net cash used in investing activities	$(13,483)	$(10,630)
Net cash (used in) provided by financing activities	$(15,349)	$7,856

Net cash provided by operating activities for the year ended December 31, 2015 was approximately $19.1 million compared with approximately $9.3 million during the year ended December 31, 2014. The increase was primarily due to the decrease in accounts receivable and the increase in accounts payable offsetting by the decrease in inventories.

Net cash used in investing activities was approximately $13.5 million for the year ended December 31, 2015, compared with approximately $10.6 million during the year ended December 31, 2014. The increase was mainly due to the purchase of land use right, completion of construction of a warehouse, and acquisition of Shanghai Yiduo.

Net cash used in financing activities was approximately $15.3 million for the year ended December 31, 2015, compared with approximately $7.9 million provided by financing activities during the year ended December 31, 2014. During the year ended December 31, 2015, we repaid $149.8 million of bank loans and received bank loan proceeds of $136.9 million. Also, under the counter-guarantee agreement, we advanced $4.9 million to the related party and received $2.4 million from the related party during the year ended December 31, 2015.

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents of approximately $22.7 million, total current assets of approximately $200.6 million and current liabilities of approximately $146.9 million. We presently finance our operations primarily from cash flows from our operations and borrowings from banks, and we anticipate that these will continue to be our primary source of funds to finance our short-term cash needs.

Bank Loans

In January 2014, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $9.2 million (RMB60.0 million). These loans are collateralized by the Company’s property and equipment. As of December 31, 2015, Goldenway had borrowed $6.1 million (RMB40.0 million) under this line of credit with annual interest rates ranging from 4.5% - 5.5% and due on various dates from February to September 2016. As of December 31, 2015, approximately $3.1 million was unused and available under this line of credit.

In September 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $18.5 million (RMB120.0 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among the Company, Nanjing Knitting and the bank. As of December 31, 2015, Ever-Glory Apparel had borrowed $10.8 million (RMB 70.0 million) under this line of credit with annual interest rates ranging from 4.4% - 4.6% and due on various dates from April to June 2016. As of December 31, 2015, approximately $7.7 million was unused and available under this line of credit.

In June 2014, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.7 million (RMB50.0 million). These loans are guaranteed by Mr. Kang and Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of December 31, 2015, Goldenway had borrowed $4.6 million (RMB30.0 million) under this line of credit with annual interest rates ranging from 4.6% to 6.1% and due on various dates from January to June 2016. As of December 31, 2015, approximately $3.1 million was unused and available under this line of credit.

In July 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.2 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of December 31, 2015, Ever-Glory Apparel had borrowed $4.6 million (RMB30.0 million) from Nanjing Bank with an annual interest rate of 5.0% and due on various dates from April to May 2016. Ever-Glory Apparel had also borrowed $3.2 million from Nanjing Bank with an annual interest rate of 1.5% and due on various dates from February to March 2016, and collateralized by approximately $3.8 million of accounts receivable from our wholesale customers. As of December 31, 2015, approximately $1.4 million was unused and available under this line of credit.

In October 2015, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.1 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of December 31, 2015, LA GO GO had borrowed $1.6 million (RMB10.0 million) under this line of credit with an annual interest rate of 5.9% and due in January 2016. As of December 31, 2015, approximately $1.5 million (RMB10.0 million) was unused and available under this line of credit.

In January 2015, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $12.6 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of December 31, 2015, Ever-Glory Apparel had borrowed $3.1 million from HSBC with an annual interest rate of 4.6%, due in March 2016, and collateralized by approximately $3.6 million of accounts receivable from our wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of December 31, 2015, approximately $9.4 million was unused and available under this line of credit.

In July 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $6.2 million (RMB40.0 million) with China Everbright Bank and guaranteed by Goldenway and Mr. Kang. These loans are also collateralized by Jiangsu Ever-Glory’s property. As of December 31, 2015, Ever-Glory Apparel had borrowed $3.1 million under this line of credit with annual interest rates ranging from 4.5% - 4.8% and due on various dates from January to March 2016, and collateralized by approximately $3.9 million of accounts receivable from wholesale customers. As of December 31, 2015, approximately $3.0 million was unused and available under this line of credit.

In June 2014, LA GO GO entered into a line of credit agreement for approximately $5.1 million (RMB33.0 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of December 31, 2015, LA GO GO had borrowed $3.1 million (RMB20.0 million) from the Bank of Communications with annual interest rates ranging from 5.0% - 5.3% and due on various dates from August to November 2016. As of December 31, 2015, approximately $2.0 million was unused and available under this line of credit.

In December 2015, LA GO GO entered into a line of credit agreement for approximately $3.1 million (RMB20.0 million) with China Minsheng Banking and guaranteed by Ever-Glory Apparel and Mr. Kang. As of December 31, 2015, LA GO GO had borrowed $3.1 million (RMB20.0 million) from China Minsheng Banking with an annual interest rate of 4.6% and due in December 2016.

In July 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.2 million (RMB60.0 million) with Ping An Bank. As of December 31, 2015, Ever-Glory Apparel had borrowed $1.5 million from Ping An Bank, with an annual interest of 5.6% and due in August 2016, and collateralized by approximately $2.1 million of accounts receivable from our wholesale customers. As of December 31, 2015, approximately $7.7 million was unused and available under this line of credit.

In December 2014, LA GO GO entered into a line of credit agreement for approximately $5.5 million (RMB36.0 million) with the China Citic Bank and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of December 31, 2015, approximately $5.5 million was unused and available under this line of credit.

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

We believe our cash flows from operations together with our cash and cash equivalents currently on hand as well as borrowings from banks will be sufficient to meet our needs for working capital, capital expenditure and other commitments through the end of 2016. No assurance can be made that additional financing will be available to us if required, and adequate funds may not be available on terms acceptable to us. If funding is insufficient at any time in the future, we will develop or enhance our products or services and expand our business through cash flows generated from operations and borrowings from banks.

As of December 31, 2015, we had access to approximately $89.4 million in lines of credit, of which approximately $44.4 million was unused and available. These credit facilities do not include any covenants. We have agreed to provide Jiangsu Ever-Glory a counter-guarantee of not less than 70% of the maximum aggregate lines of credit and borrowings guaranteed by Jiangsu Ever-Glory and collateralized by the assets of Jiangsu Ever-Glory and its equity investee, Nanjing Knitting, under agreements executed between the Company, Jiangsu Ever-Glory, Nanjing Knitting, and the banks. The maximum aggregate lines of credit and available borrowings was approximately $52.2 million (RMB 339.0 million) and approximately $18.8 (RMB 122.0 million) was provided to Jiangsu Ever-Glory as the counter guarantee as of December 31, 2015.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004 the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of December 31, 2015, the market foreign exchange rate had increased to 6.49 RMB to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future, and will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel, Taixin, He Meida, Huirui, Shanghai LA GO GO, Tianjin LA GO GO, Shanghai Yiduo and Jiangsu LA GO GO (whose functional currency is RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation loss for the years ended December 31, 2015 and 2014 was approximately ($5.0) million and ($0.5) million respectively.

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

As of December 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Ever-Glory International Group, Inc.

We have audited the accompanying consolidated balance sheets of Ever-Glory International Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, equity and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of Ever-Glory International Group, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ever-Glory International Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GHP Horwath, P.C.

Denver, Colorado

March 28, 2016

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

AS OF DECEMBER 31, 2015 AND 2014

	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,702	$34,134
Accounts receivable	87,527	91,875
Inventories	75,063	70,270
Value added tax receivable	2,736	2,697
Other receivables and prepaid expenses	3,840	3,524
Advances on inventory purchases	6,193	3,917
Amounts due from related parties	2,535	1,652
Total Current Assets	200,596	208,069

INTANGIBLE ASSETS	6,217	4,041
PROPERTY AND EQUIPMENT, NET	21,906	20,103
TOTAL ASSETS	$228,719	$232,213

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loans	$44,841	$60,217
Accounts payable	66,118	58,923
Accounts payable and other payables - related parties	2,823	3,896
Other payables and accrued liabilities	22,221	20,911
Value added and other taxes payable	6,882	6,217
Income tax payable	4,052	5,523
Total Current Liabilities	146,937	155,687

NONCURRENT LIABILITIES
Deferred tax liabilities	2,992	3,874
TOTAL LIABILITIES	149,929	159,561

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Stockholders' equity:
Preferred stock ($.001 par value, authorized 5,000,000 shares, no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares, 14,785,868 and 14,784,094 shares issued and outstanding As of December 31, 2015 and December 31, 2014, respectively)	15	15
Additional paid-in capital	3,597	3,587
Retained earnings	78,439	67,660
Statutory reserve	15,327	12,537
Accumulated other comprehensive income	3,249	8,277
Amounts due from related party	(21,776)	(19,424)
Total equity attributable to stockholders of the Company	78,851	72,652
Noncontrolling interest	(61)	-
Total Equity	78,790	72,652
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$228,719	$232,213

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

SALES	$421,389	$460,141

COST OF SALES	292,090	337,893

GROSS PROFIT	129,299	122,248

OPERATING EXPENSES
Selling expenses	76,537	67,730
General and administrative expenses	35,956	32,704
Total operating expenses	112,493	100,434

INCOME FROM OPERATIONS	16,806	21,814

OTHER INCOME (EXPENSE)
Interest income	1,001	1,238
Interest expense	(2,689)	(3,269)
Other income	3,241	2,060
Total other income	1,553	29

INCOME BEFORE INCOME TAX EXPENSE	18,359	21,843

INCOME TAX EXPENSE	(5,054)	(5,477)

NET INCOME	13,305	16,366

Net loss attributable to the non-controlling interest	264	-
NET INCOME ATTRIBUTABLE TO THE COMPANY	$13,569	$16,366

NET INCOME	$13,305	$16,366
Foreign currency translation loss	(5,029)	(506)
COMPREHENSIVE INCOME	$8,276	$15,860

Comprehensive loss attributable to the noncontrolling interest	265	-

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$8,541	$15,860
EARNINGS PER SHARE:
Basic and diluted	$0.92	$1.11
Weighted average number of shares outstanding Basic and diluted	14,784,847	14,782,320

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF EQUITY
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

			Additional	Retained Earnings		Accumulated other	Amounts due From	Total equity attributable to stockholders	Non-
	Common Stock		paid-in		Statutory	Comprehensive	related	of the	controlling	Total
	Shares	Amount	capital	Unrestricted	reserve	income	party	Company	Interest	equity
Balance at January 1, 2014	14,781,241	$15	$3,572	$53,618	$10,213	$8,784	$(19,085)	$57,116		$57,116

Stock issued for compensation	2,853	0.003	15					15		15
Net income				16,366				16,366		16,366
Transfer to reserve				(2,324)	2,324			-		-
Net cash received from related party to repay amounts under counter guarantee agreement							(339)	(339)		(339)
Foreign currency translation gain						(506)		(506)		(506)
Balance at December 31, 2014	14,784,094	$15	$3,587	$67,660	$12,537	$8,277	$(19,424)	$72,652		$72,652

Stock issued for compensation	1,774	0.002	10					10		10
Net income (loss)				13,569				13,569	(264)	13,305
Transfer to reserve				(2,790)	2,790			-		-
Net cash paid to related party under counter guarantee agreement (Note 13)							(2,352)	(2,352)		(2,352)
Acquisition of Shanghai Yiduo									204	204
Foreign currency translation loss						(5,028)		(5,028)	(1)	(5,029)
Balance at December 31, 2015	14,785,868	$15	$3,597	$78,439	$15,327	$3,249	$(21,776)	$78,851	(61)	$78,790

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,305	$16,366
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,495	7,532
Provision for obsolete inventories	3,690	4,967
Loss from sale of property and equipment	(28)	-
Provision for doubtful accounts	503	1,789
Deferred income tax	(708)	(3,471)
Stock-based compensation	10	15
Changes in operating assets and liabilities
Accounts receivable	(491)	(13,850)
Inventories	(12,261)	(511)
Value added tax receivable	(187)	(95)
Other receivables and prepaid expenses	(524)	(1,767)
Advances on inventory purchases	(2,582)	2,055
Amounts due from related parties	(1,359)	240
Accounts payable	10,836	(13,459)
Accounts payable and other payables- related parties	(1,829)	(1,285)
Other payables and accrued liabilities	2,460	4,897
Value added and other taxes payable	1,030	838
Income tax payable	(1,230)	5,061
Net cash provided by operating activities	19,130	9,322

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(11,385)	(9,477)
Proceeds from sale of property and equipment	67	161
Purchase of land use rights	(1,475)	(1,314)
Acquisition of Yiduo net of cash acquired	(690)	-
Net cash used in investing activities	(13,483)	(10,630)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	136,910	138,413
Repayment of bank loans	(149,791)	(131,173)
Repayment of loans from related party	2,405	4,358
Advances to related party	(4,873)	(5,044)
Interest income received from related party	-	1,302
Net cash (used in) provided by financing activities	(15,349)	7,856

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,730)	(186)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,432)	6,361

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,134	27,773

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,702	$34,134

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Accrued interest income on amounts due from related party under counter-guarantee agreement (Note 13)	$888	$1,075
Interest	$2,627	$3,269
Income taxes	$6,993	$3,905
SUPPLEMENTAL INFORMATION OF NONCASH INVESTING ACTIVITIES
Increase in intangible assets and non-controlling interests	$233	$-

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 AND 2014

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION

Ever-Glory International Group, Inc. (the “Company”), together with its subsidiaries, is an apparel manufacturer, supplier and retailer in The People's Republic of China ("China or "PRC"), with a wholesale segment and a retail segment. The Company’s wholesale business consists of recognized brands for department and specialty stores located in China, Europe, Japan and the United States. The Company’s retail business consists of flagship stores and store-in-stores for the Company’s own-brand products. The following are the Company’s subsidiaries as of December 31, 2015:

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

Chuzhou Huirui Garments Co. Ltd. (“Huirui”), a wholly-owned subsidiary of Ever-Glory Apparel, was incorporated in the PRC in 2014.

Shanghai La Go Go acquired 78% of the shares of Shanghai Yiduo Fashion Company Limited (“Shanghai Yiduo”) in March 2015 (Note 4). Shanghai Yiduo was incorporated in the PRC in 2011.

The Company’s wholesale operations are provided primarily through the Company’s PRC subsidiaries, Goldenway, Catch-Luck, New Tailun, Ever-Glory Apparel, TaiXin, Huirui and the Company’s Samoa subsidiary, Ever-Glory HK. The Company’s retail operations are provided through its subsidiaries, Shanghai La Go Go, Jiangsu La Go Go, Tianjin LA GO GO, Ya Lan, He Meida and 78% owned Shanghai Yiduo.

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

As of December 31, 2015 and 2014 $2.18 million and $1.79 million of provision for doubtful accounts has been made in the consolidated financial statements respectively.

Inventories

Wholesale inventories are stated at lower of cost or market value, cost being determined on a specific identification method. The Company manufactures products upon receipt of orders from its customers. All products must pass the customers’ quality assurance procedures before delivery. Therefore, products are rarely returned by customers after delivery.

Retail inventories are stated at the lower of average cost or market value, cost being determined on a specific identification method. The Company records an allowance for slow-moving or obsolete materials and finished goods aged more than two years.

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

Long-Lived Assets

Long-lived assets, property, equipment and land use rights held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. There were no impairments of long-lived assets as of December 31, 2015.

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

At December 31, 2015, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions that management considers to be of a high quality.

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

Local transportation charges and production inspection charges are included in selling expenses and totaled $0.2 million and $0.2 million in the years ended December 31, 2015 and 2014, respectively.

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development costs included in general and administrative expenses for the years ended December 31, 2015 and 2014 amounted to $2.17 million and $2.26 million, respectively.

Government subsidies

Government subsidies are recognized when received and when all the conditions for their receipt have been met. Subsidies that compensate the Company for expenses incurred are recognized as a reduction of expenses in the consolidated statements of operations. Subsidies that are not associated with expenses are recognized as other income. Four of the Company’s PRC subsidiaries received government subsidies of $2.53 million and $1.28 million for the years ended December 31, 2015 and 2014, respectively, which was recorded in other income when subsidies were received and all the conditions were met.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2015 and 2014. The Company’s effective tax rate differs from the PRC statutory rate primarily due to non-deductible expenses, temporary differences, and preferential tax treatment.

The Company files income tax returns with the relevant government authorities in the U.S. and the PRC.

Foreign Currency Translation and Other Comprehensive Income

The reporting currency of the Company is the U.S. dollar. The functional currency of Ever-Glory, Perfect Dream and Ever-Glory HK is the U.S. dollar. The functional currency of Goldenway, New Tailun, Catch-luck, Ever-Glory Apparel, Shanghai LA GO GO, Jiangsu LA GO GO, Tianjin LA GO GO, He Meida, Huirui, Yiduo and Taixin is the Chinese RMB.

For the subsidiaries whose functional currency is the RMB, all assets and liabilities are translated at the exchange rate on the balance sheet date; equity is translated at historical rates and items in the statement of income are translated at the average rate for the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity and amounted to $3.25 million and $8.28 million as of December 31, 2015 and 2014, respectively. Assets and liabilities at December 31, 2015 and 2014 were translated at RMB6.49 and RMB6.15 to $1.00 respectively. The average translation rates applied to income statement accounts and statement of cash flows for the years ended December 31, 2015 and 2014 were RMB6.24 and RMB6.15 to $1.00, respectively. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Translation gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred and amounted to ($240,326) and $55,064 for the years ended December 31, 2015 and 2014, respectively.

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

The Company applies ASC 280 “Segment Reporting” which establishes standards for operating information regarding operating segments in financial statements and requires selected information for those segments to be presented in financial reports issued to stockholders. ASC 280 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company reports financial and operating information in two segments:

(1)  Wholesale apparel manufacture and sales

(2)   Retail sales of own-brand clothing

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts from Customers, which supersedes the revenue recognition in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  In July 2015, the FASB delayed the effective date by one year. This new standard is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively, with early adoption now permitted to the original effective date of December 15, 2016.  The Company is currently evaluating this new standard and the potential impact this standard may have upon adoption.

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory. ASU 2015-11 simplifies the measurement of certain inventories. Under the new guidance, inventories are required to be measured at the lower of cost and net realizable value, the latter representing the estimated selling price in the ordinary course of business, reduced by costs of completion, disposal, and transportation. Under current guidance, inventories are required to be measured at the lower of cost or market, but depending upon specific circumstances, market could refer to replacement cost, net realizable value, or net realizable value reduced by a normal profit margin. The guidance is to be applied prospectively, is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. Management is currently assessing the potential impact of this ASU on its consolidated financial statements.

In September 2015, FASB issued ASU No. 2015-16 Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The Company assessed that there is no significant impact to the consolidated financial statements on this update.

In November 2015, FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance becomes effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company applied this guidance to its current fiscal year ended December 31, 2015 and retroactively reclassified its balance sheet as of December 31, 2014. Adoption of this guidance had no material impact on the results of operations or financial position.

In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations. The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date for this ASU is the same as the effective date for ASU 2014-09, Revenue from Contracts with Customers. The Company is currently assessing the potential impact of this ASU on its consolidated financial statements.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s consolidated financial statements.

NOTE 3 INVENTORIES

Inventories at December 31, 2015 and 2014 consisted of the following:

	December 31, 2015	December 31, 2014
	(In thousands of U.S. Dollars)
Raw materials	$2,819	$2,780
Work-in-progress	22,090	15,197
Finished goods	69,692	69,168
	94,601	87,145
Less: allowance for obsolete inventories	(19,538)	(16,875)
Total inventories	$75,063	$70,270

NOTE 4 INTANGIBLE ASSETS

Land use rights

In 2006, the Company obtained a fifty-year land use right on 112,442 square meters of land in the Nanjing Jiangning Economic and Technological Development Zone.

In 2014, the Company obtained a fifty-year land use right on 23,333 square meters of land in the Suzhou Kunshan Jinxi Tower Jinxing Road.

In 2015, the Company obtained a fifty-year land use right on 33,427 square meters of land in the Tianjin Wuqing Development Zone.

Land use rights at December 31, 2015 and 2014 consisted of the following:

	2015	2014
	(In thousands of U.S. Dollars)
Land use rights	$5,674	$4,476
Less: accumulated amortization	(543)	(435)
Land use rights, net	$5,131	$4,041

Amortization expense was $0.12 million and $0.09 million for the years ended December 31, 2015 and 2014, respectively. Future expected amortization expense for land use rights is approximately $0.12 million for each of the next five years.

Acquisition of Shanghai Yiduo

On June 26, 2014, Shanghai LA GO GO entered into a contract with Shanghai Yiduo Fashion Company Limited (“Shanghai Yiduo”) to acquire 78% of the shares of Shanghai Yiduo for $0.75 million (RMB4.6 million). The last $0.08 million was paid by the Company to Shanghai Yiduo on March 27, 2015 when Shanghai Yiduo collected all the accounts receivable from Mecox Lane. The Company gained effective control of Shanghai Yiduo by the end of March 2015 and Shanghai Yiduo was consolidated on March 31, 2015. Management made a preliminary valuation of Shanghai Yiduo, including the value of the designer team and other marketing related intangibles and recorded $0.85 million as intangible assets in the consolidated balance sheet as of March 31, 2015. During the three months ended June 30, 2015, the Company made a $1.06 million (RMB6.5 million) capital contribution to Shanghai Yiduo as required by the acquisition agreement. As a result, the value of Shanghai Yiduo recorded as intangible assets, and the non-controlling interest increased by $0.23 million. Management believes that the acquisition will improve the Company’s design and product development ability.

NOTE 5 PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2015 and 2014:

	2015	2014
	(In thousands of U.S. Dollars)
Property and plant	$18,343	$17,326
Leasehold improvements	17,232	14,473
Construction-in-progress	1,283	2,198
Equipment and machinery	2,882	3,383
Office equipment and furniture	3,105	2,602
Motor vehicles	1,152	1,191
	43,997	41,173
Less: accumulated depreciation	(22,091)	(21,070)
Property and equipment, net	$21,906	$20,103

Depreciation expense was $8.37 million and $7.46 million for the years ended December 31, 2015 and 2014, respectively.

NOTE 6 OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2015 and 2014 consisted of the following:

	2015	2014
	(In thousands of U.S. Dollars)
Accrued professional fees	$70	$83
Advance from customers	1,205	1,583
Accrued wages and welfare	7,554	6,670
Other payables	13,392	12,575
Total other payables and accrued liabilities	$22,221	$20,911

NOTE 7 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short term bank loans consisted of the following as of December 31, 2015 and 2014.

	December 31, 2015	December 31, 2014
Bank	(In thousands of U.S. Dollars)
Industrial and Commercial Bank of China	$16,940	$11,375
Nanjing Bank	13,951	17,357
HSBC	3,129	6,767
China Everbright Bank	3,121	-
Bank of Communications	3,080	13,022
China Minsheng Banking	3,080	3,250
Pin An Bank	1,540	3,868
Shanghai Pudong Development Bank	-	3,250
Bank of China	-	1,328
	$44,841	$60,217

In January 2014, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $9.2 million (RMB60.0 million). These loans are collateralized by the Company’s property and equipment. As of December 31, 2015, Goldenway had borrowed $6.1 million (RMB40.0 million) under this line of credit with annual interest rates ranging from 4.5% - 5.5% and due on various dates from February to September 2016. As of December 31, 2015, approximately $3.1 million was unused and available under this line of credit.

In September 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $18.5 million (RMB120.0 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among the Company, Nanjing Knitting and the bank. As of December 31, 2015, Ever-Glory Apparel had borrowed $10.8 million (RMB 70.0 million) under this line of credit with annual interest rates ranging from 4.4% - 4.6% and due on various dates from April to June 2016. As of December 31, 2015, approximately $7.7 million was unused and available under this line of credit.

In June 2014, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.7 million (RMB50.0 million). These loans are guaranteed by Mr. Kang and Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of December 31, 2015, Goldenway had borrowed $4.6 million (RMB30.0 million) under this line of credit with annual interest rates ranging from 4.6% to 6.1% and due on various dates from January to June 2016. As of December 31, 2015, approximately $3.1 million was unused and available under this line of credit.

In July 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.2 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of December 31, 2015, Ever-Glory Apparel had borrowed $4.6 million (RMB30.0 million) from Nanjing Bank with an annual interest rate of 5.0% and due on various dates from April to May 2016. Ever-Glory Apparel had also borrowed $3.2 million from Nanjing Bank with an annual interest rate of 1.5% and due on various dates from February to March 2016, and collateralized by approximately $3.8 million of accounts receivable from our wholesale customers. As of December 31, 2015, approximately $1.4 million was unused and available under this line of credit.

In October 2015, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.1 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of December 31, 2015, LA GO GO had borrowed $1.6 million (RMB10.0 million) under this line of credit with an annual interest rate of 5.9% and due in January 2016. As of December 31, 2015, approximately $1.5 million (RMB10.0 million) was unused and available under this line of credit.

In January 2015, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $12.6 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of December 31, 2015, Ever-Glory Apparel had borrowed $3.1 million from HSBC with an annual interest rate of 4.6%, due in March 2016, and collateralized by approximately $3.6 million of accounts receivable from our wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of December 31, 2015, approximately $9.4 million was unused and available under this line of credit.

In July 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $6.2 million (RMB40.0 million) with China Everbright Bank and guaranteed by Goldenway and Mr. Kang. These loans are also collateralized by Jiangsu Ever-Glory’s property. As of December 31, 2015, Ever-Glory Apparel had borrowed $3.1 million under this line of credit with annual interest rates ranging from 4.5% - 4.8% and due on various dates from January to March 2016, and collateralized by approximately $3.9 million of accounts receivable from wholesale customers. As of December 31, 2015, approximately $3.0 million was unused and available under this line of credit.

In June 2014, LA GO GO entered into a line of credit agreement for approximately $5.1 million (RMB33.0 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of December 31, 2015, LA GO GO had borrowed $3.1 million (RMB20.0 million) from the Bank of Communications with annual interest rates ranging from 5.0% - 5.3% and due on various dates from August to November 2016. As of December 31, 2015, approximately $2.0 million was unused and available under this line of credit.

In December 2015, LA GO GO entered into a line of credit agreement for approximately $3.1 million (RMB20.0 million) with China Minsheng Banking and guaranteed by Ever-Glory Apparel and Mr. Kang. As of December 31, 2015, LA GO GO had borrowed $3.1 million (RMB20.0 million) from China Minsheng Banking with an annual interest rate of 4.6% and due in December 2016.

In July 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.2 million (RMB60.0 million) with Ping An Bank. As of December 31, 2015, Ever-Glory Apparel had borrowed $1.5 million from Ping An Bank, with an annual interest of 5.6% and due in August 2016, and collateralized by approximately $2.1 million of accounts receivable from our wholesale customers. As of December 31, 2015, approximately $7.7 million was unused and available under this line of credit.

In December 2014, LA GO GO entered into a line of credit agreement for approximately $5.5 million (RMB36.0 million) with the China Citic Bank and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of December 31, 2015, approximately $5.5 million was unused and available under this line of credit.

All loans have been repaid before or at maturity date.

Total interest expense on bank loans amounted to $2.6 million and $3.3 million for the year ended December 31, 2015 and 2014, respectively.

The annual average interest rate of bank loans was 5.00% and 5.76% for the year ended December 31, 2015 and 2014, respectively.

NOTE 8 DERIVATIVE LIABILITY

In October 2014, we entered into a forward foreign exchange option contract (sell EUR dollars for RMB), with a notional amount of EUR $60,000, that was settled in March 2015. The settlement amounts were not significant.

At December 31, 2015, the Company had four outstanding forward foreign exchange contracts (sell US dollars for RMB), with total notional amount of US$11.1 million. The fair value of this contract at December 31, 2015, as well as realized losses on this foreign currency derivative activity during 2015 was not significant.

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

Although the Company’s parent entity is a US entity, the Company’s primary operations are through subsidiaries located in China, certain apparel manufacturing is performed outside of China in Southeast Asia, and sales are made globally. Therefore, the Company uses significant judgment to calculate and provide for income taxes in each of the tax jurisdictions in which it operates. In the ordinary course of the Company’s business, there are transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of transfer pricing for transactions with the Company’s subsidiaries, potential challenges to nexus, value added estimates, and similar matters. In September 2009, the Company formed its subsidiary, Ever-Glory HK, domiciled in Samoa, in order to engage in certain limited import and export of apparel, fabric and accessories, as well as to efficiently address currency exchange matters with international transactions. Over the past few years, the operational matters handled by this subsidiary have expanded with respect to sub-contracting of certain manufacturing work outside of China, as well as to other operational matters with non-PRC customers and vendors. Additionally, over this time period, tax guidance, rules and positions taken by the PRC with respect to transfer pricing issues have evolved, and in certain cases, become more standardized. As part of the Company’s on-going process of evaluating our tax positions, the Company considered various factors as they relate to its Samoan subsidiary and as related to intercompany transactions. This evaluation resulted in a change in the Company’s estimate of exposure to potential unfavorable outcomes related to these uncertainties, and the Company recorded a tax liability of approximately $3.2 million as of December 31, 2013 based on the probability for such outcomes.

The Company and the PRC Tax Bureau have agreed that payments on the tax liability $3.2 million will be made by the Company prospectively over the next two to three years period. Approximately $1.8 million was paid as of December 31, 2015. Beginning January 1, 2014, all net income generated from Ever-Glory HK has been reported as a taxable income at 25% tax rate in PRC.

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

The pre-tax income for the year ended December 31, 2015 and 2014 was taxable in the following jurisdictions:

	2015	2014
	(In thousands of U.S. Dollars)
PRC	$18,460	$21,968
BVI	(91)	(115)
Others	(10)	(10)
	$18,359	$21,843

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the years ended December 31, 2015 and 2014, respectively:

	2015	2014
PRC statutory rate	25.0%	25.0%
Preferential tax treatment	(0.3)	(1.1)
Effect of foreign income tax rates	0.1	0.1
Other	2.7	1.1
Effective income tax rate	27.5%	25.1%

Income tax expense for the year ended December 31, 2015 and 2014 is as follows:

	2015	2014
	(In thousands of U.S. Dollars)
Current	$5,937	$8,993
Deferred	(883)	(3,516)
Income tax expense	$5,054	$5,477

The Company’s deferred tax liabilities arise from differences between US GAAP and PRC tax accounting for certain revenue and expense items, including timing of deduction of losses from allowances.

The Company has not recorded U.S. deferred income taxes on approximately $78.4 million of its non-U.S. subsidiaries’ undistributed earnings because such amounts are intended to be reinvested outside the United States indefinitely. If these earnings were repatriated to the United States, the Company would be required to accrue and pay U.S. federal income taxes and foreign withholding taxes, as adjusted for foreign tax credits. Determination of the amount of any unrecognized deferred income tax liability on these earnings is not practicable.

NOTE 10 EARNINGS PER SHARE

Basic and diluted earnings per share for 2015 and 2014 were calculated as follows:

	2015	2014
Weighted average number of common shares- Basic and diluted	14,784,847	14,782,320

Earnings per share - basic and diluted	$0.92	$1.11

NOTE 11 STOCKHOLDERS’ EQUITY

Stock Issued to Independent Directors

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

As of December 31, 2015, New-Tailun and Catch-Luck had fulfilled the 50% statutory reserve contribution requirement; therefore no further transfers are required for those entities. In 2015, Goldenway appropriated $0.2 million, Ever-Glory Apparel appropriated $0.6 million, Shanghai La GO GO appropriated $0.4 million, Jiangsu La GO GO appropriated $0.8 million, Tianjin La GO GO appropriated $0.8 million and Huirui appropriated $0.8 million to the statutory reserve.

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

Other income from Related Parties

JiangsuWubijia Trading Company Limited (“Wubijia”) is an entity engaged in high-grade home goods sales and is controlled by Mr. Kang. Wubijia has sold their home goods on consignment in some Company’s retail stores since the third quarter of 2014. During the year ended December 31, 2014 and 2015, the Company received $54,682 and $32,760 from the customers and paid $49,223 and $31,778 to Wubijia through the consignment, respectively. The net profit of $5,459 and $982 was recorded as other income during the year ended December 31, 2014 and 2015, respectively.

Nanjing Knitting Company Limited (“Nanjing Knitting”) is an entity engaged in knitted fabric products and knitting underwear sales and is controlled by Mr. Kang. Nanjing Knitting has sold their knitting underwear on consignment in some Company’s retail stores since the third quarter of 2015. During the year ended December 31, 2015, the Company received $123,402 from the customers and paid $97,323 to Nanjing Knitting through the consignment, respectively. The net profit of $26,079 was recorded as other income during the year ended December 31, 2015.

Included in other income for the year ended December 31, 2015 is rent revenue from entity controlled by Mr. Kang under operating lease agreement with term though 2016 as follows. There was no such income in 2014:

2015
EsC'Lav	$69
Total	$69

Other expenses due to Related Parties

Included in other expenses for the years ended December 31, 2015 and 2014 are rent costs due to entities controlled by Mr. Kang under operating lease agreements as follows (See details at Note 13):

	2015	2014
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$50	$51
Chuzhou Huarui	240	-
Kunshan Enjin	48	46
Total	$338	$97

The Company leases Jiangsu Ever-Glory's factory as the factory is in a location where there is a good supply of experienced workers. The Company leases Chuzhou Huarui and Kunshan Enjin's warehouse spaces because the locations are convenient for transportation and distribution.

Purchases from, and Sub-contracts with Related Parties

The Company entered an agreement with Shanghai Weiwen Fashion Company Ltd. (Shanghai Weiwen) in April 2014 to purchase the “Velwin” brand along with existing inventory of Shanghai Weiwen. The Company purchased the inventory and brand for $2.5 million during the year 2014.

The Company entered an agreement with Shanghai Sea to Sky Fashion Company Ltd. (Shanghai Sea to Sky) in April 2014 to purchase the “Sea to Sky” brand along with existing inventory of Shanghai Sea to Sky. The Company purchased the inventory and brand for $0.6 million during the year 2014.

The Company purchased raw materials of $0.89 million and $1.90 million during the years ended 2015 and 2014, respectively, from Nanjing Knitting.

In addition, the Company sub-contracted certain manufacturing work to related companies totaling $21.43 million and $27.81 million for the years ended December 31, 2015 and 2014, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$11,089	$12,236
Chuzhou Huarui	4,313	6,679
Ever-Glory Cambodia	2,118	3,843
Fengyang Huarui	2,244	3,483
Nanjing Ever-Kyowa	1,369	1,567
Shanghai Sea to sky	259	-
EsC'Lav	42	-
Total	$21,434	$27,808

Accounts Payable – Related Parties

The accounts payable to related parties at December 31, 2015 and 2014 are as follows:

	2015	2014
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$2,003	1,884
Fengyang Huarui	84	622
Nanjing Ever-Kyowa	561	479
Chuzhou Huarui	175	415
Ever-Glory Cambodia	-	291
Nanjing Knitting	-	200
JiangsuWubijia	-	5
Total	$2,823	$3,896

Amounts Due From Related Parties – Current Assets

The amounts due from related parties at December 31, 2015 and 2014 are as follows:

	2015	2014
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$2,412	$1,583
Nanjing Knitting	106	-
Nanjing Eight-One-Five Hi-Tech (M&E) Co. Ltd.	-	20
Sea to sky	-	49
Ever-Glory Cambodia	15	-
EsC'eLav	2	-
Total	$2,535	$1,652

The Company prepaid $106,387 and $14,909 to the sub-contractors, Nanjing Knitting and Ever-Glory Cambodia, respectively, for the next period’s subcontracting fees.

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. During 2015 and 2014, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices.  The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at cost for $6.2 million and $2.1 million during 2015 and 2014, respectively.  Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at cost for $77,723 and $160,658 during 2015 and 2014, respectively.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon the expiration or termination of the underlying lines of credit and is to pay an annual interest at the rate of 6.0% of the amounts provided. As of December 31, 2015 and 2014, Jiangsu Ever-Glory had provided guarantees for approximately $52.2 million (RMB 339.0 million) (2015) and $40.6 million (RMB 250.0 million) (2014) of lines of credit obtained by the Company. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $22.8 million (RMB 148.0 million) (2015) and $22.1 million (RMB 136.0 million) (2014). Mr. Kang has also provided a personal guarantee for $39.9 million (RMB 259.0 million) (2015) and $35.4 million (RMB 218.0 million) (2014).

As of December 31, 2014, $17.4 million (RMB 107.0 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the year ended December 31, 2015, an additional $4.7 million (RMB 30.4 million) was provided to and repayment of $2.3 million (RMB 15.0 million) was received from Jiangsu Ever-Glory under the counter-guarantee agreement. As of December 31, 2015, the amount of the counter-guarantee had increased to $18.8 million (RMB 122.0 million) (the difference represents currency exchange adjustment of $0.9 million), which was 36.1% of the aggregate amount of lines of credit. This amount plus accrued interest of $3.0 million (2015) and $2.1 million (2014) have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. As of December 31, 2015 and 2014, the amount classified as a reduction of equity was $21.8 million and $19.4 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. From April 1, 2015, interest rate has changed to 0.41% as the bank benchmark interest rate decreased. Interest income for the years ended December 31, 2015 and 2014 was approximately $0.9 million and $1.1 million, respectively.

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

Operating Lease Commitment

The Company has entered into the operating lease agreement with Jiangsu Ever-Glory since the inception of the Company. The leased factory is located in Nanjing Shangfang Town. The lease term is one year and can be renewed once a year. On January 1, 2016, the Company renewed the lease which expires on December 31, 2016, at an annual rental of $50,000 (RMB 0.3 million). For the years ended December 31, 2015 and 2014, the Company recognized rental expense in the amounts of approximately $50,334 and $51,088, respectively.

The Company has entered into the operating lease agreement with Chuzhou Huarui as La go go’s logistics warehouse in 2015. The leased warehouse is located in Chuzhou City in Anhui Province. The lease term is two years and which expires on December 31, 2016, at an annual rental of $240,450 (RMB 1.5 million). For the years ended December 31, 2015 and 2014, the Company recognized rental expense in the amounts of approximately $240,450 and $0, respectively.

The Company has entered the operating lease agreement with Kunshan Enjin as La GO GO’s Logistics warehouse since inception of the Company. The leased warehouse is located in Suzhou Kunshan. The lease term is one year and can be renewed once a year. On January 1, 2016, the Company renewed the lease which expires on December 31, 2016, at an annual rental of $48,000 (RMB 0.3 million). For the years ended December 31, 2015 and 2014, the Company recognized rental expense in the amounts of approximately $47,907 and $45,979, respectively.

The Company has entered the operating lease agreement with Shahe Village for approximately 10 Mu of land in Shahe Village, Shanghai. The term of the lease is 40 years starting from January 1, 2013, with an annual rent of $0.4 million (RMB 2.6 million) for the first 5 years. The rent will increase by $16,000 (RMB 0.1 million) every five years. For the years ended December 31, 2015 and 2014, total rental expense was $0.5 million and $0.5 million, respectively.

The Company leases retail space, warehouses and office facilities under operating leases expiring on various dates through 2016. The majority of the Company’s retail leases is for twelve-month periods and provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a rent liability in the consolidated balance sheets and the corresponding rent expense when management determines that achieving the specified levels during the fiscal year is probable. Total rent expense was $61.9 million and $75.8 million for the years ended December 31, 2015 and 2014, respectively.  Future minimum lease payments for leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

Year ending December 31, (In thousands of U.S. Dollars)
2016	417
2017	417
2018	433
2019	433
2020	433
Thereafter	15,605
$17,738

Legal Proceedings

There is no material pending legal proceeding to which the Company is a party.

NOTE 14 CONCENTRATIONS AND RISKS

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Based on management’s assessment of the amount of probable credit losses, if any, in existing accounts receivable, management has concluded that no allowance for doubtful accounts is necessary at December 31, 2015 and 2014. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability.

The Company had two wholesale customers that represented approximately 11.6% and 10.1% of the Company’s revenues, respectively for the year ended December 31, 2015 and had one customer that represented 11.7% of the Company’s revenues for the year ended December 31, 2014.

For the Company’s wholesale business during 2015 and 2014, no supplier represented more than 10% of the total raw materials purchased.

For the Company’s retail business, the Company had no supplier represented more than 10% of the total raw materials purchased during 2015 and 2014.

For the wholesale business, the Company relied on one manufacturer for 25% of total purchased finished goods during 2015. The Company relied on one manufacturer for 17% of total purchased finished goods during 2014.

For the retail business, the Company did not rely on any single manufacturer for more than 10% of total purchased finished goods during 2015 and 2014.

The Company’s revenues for the years ended December 31, 2015 and 2014 were earned in the following geographic areas:

	2015	2014
	(In thousands of U.S. Dollars)
The People’s Republic of China	$106,694	$98,082
Germany	13,425	27,077
United Kingdom	16,098	22,109
Europe-Other	29,556	33,264
Japan	13,039	17,877
United States	17,777	17,063
Total wholesale business	196,589	215,472
Retail business	224,800	244,669
Total	$421,389	$460,141

Substantially all of the Company’s long-lived assets were attributable to the PRC as of December 31, 2015 and 2014.

NOTE 15 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)  Wholesale segment

(b)  Retail segment

	Wholesale segment	Retail segment	Total
December 31, 2015	(In thousands of U.S. Dollars)
Segment profit or loss:
Net revenue from external customers	$196,589	$224,800	$421,389
Income from operations	$9,008	$7,800	$16,808
Interest income	$922	$79	$1,001
Interest expense	$2,075	$614	$2,689
Depreciation and amortization	$1,160	$7,335	$8,495
Income tax expense	$2,173	$2,881	$5,054

December 31, 2014
Segment profit or loss:
Net revenue from external customers	$215,472	$244,669	$460,141
Income from operations	$11,000	$10,815	$21,815
Interest income	$1,186	$52	$1,238
Interest expense	$2,694	$575	$3,269
Depreciation and amortization	$1,078	$6,454	$7,532
Income tax expense	$2,469	$3,008	$5,477

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

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended December 31, 2015. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of December 31, 2015. Our disclosure controls and procedures were not effective because of the “material weaknesses” described below under “Management’s Annual Report on Internal Controls Over Financial Reporting”.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in Internal Control—Integrated Framework. Because of the material weaknesses described in the following paragraphs, management believes that, as of December 31, 2015, our internal control over financial reporting was not effective based on those criteria.

A “material weakness” is defined under the SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls. As a result of its review, management concluded that we had material weaknesses in our internal control over financial reporting process consisting of the following:

●	The personnel primarily responsible for the preparation of our financial statements do not have requisite levels of knowledge, experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements.

●	No formal plan to provide applicable training for our financial and accounting staff to enhance our understanding of U.S. GAAP and internal control over financial reporting;

Remediation of Material Weaknesses

During the year ended December 31, 2015, we implemented the following measures to remediate the material weaknesses identified:

●	We provided applicable training for our accounting and internal controls staff to enhance our understanding of U.S. GAAP and internal control over financial reporting;

●	We engaged outside consultant in the review of our financial statements for year ended December 31, 2015 in February 2016;

Despite the above measures which were intended to address the identified material weaknesses as well as to enhance our overall internal control environment, management concluded that as of December 31, 2015, the material weaknesses identified above had not been fully remediated.

Management Plan to Remediate Material Weaknesses

We intend to continue implementing the following measures to remediate the material weaknesses identified:

●	Further formalize and effectively execute a mandatory training plan for the staff of financial and accounting department and internal audit division;

●	Expand the involvement of our external consultant to supervise and review our financial reporting process:

Changes in Internal Control Over Financial Reporting

Other than discribed above, during the fourth quarter of the fiscal year ended December 31, 2015, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table includes the names, positions held, and ages of our current executive officers and directors as of December 31, 2015:

Name	Age	Position	Held Position Since

Edward Yihua Kang	53	Chief Executive Officer, President, and Director	2005

Jiajun Sun	43	Chief Operating Officer and Director	2005

Jason Jiansong Wang	37	Chief Financial Officer and Secretary	2010

Jianhua Wang(1)(2)(3)	49	Director	2014

Zhixue Zhang (1)(2)(3)	49	Director	2008

Merry Tang (1) (2)(3)	56	Director	2011

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

(3) Member of the Nominating and Corporate Governance Committee

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

JiajunSun has served as our Chief Operating Officer and a member of our Board of Directors since 2005. Mr. Sun also has served as a member of the Board of Directors of Goldenway since 2000 and as a member of the Board of Directors of New-Tailun since 2006. From July 1996 to November 2002, Mr. Sun was the General Manager of International Trade Department at Goldenway. Mr. Sun has more than 15 years experience in import and export in the textile industry. Mr. Sun earned his bachelor’s degree from the Wuhan Textile Industry Institute. Mr. Sun has accumulated substantial institutional knowledge of our business and operations.  His managing experiences and analytical skills make him well positioned for his role as one of our Directors.

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

Jiansong Wang was appointed as the Chief Financial Officer and Corporate Secretary in September 2010.  From September 2009 to September 1, 2010, he was the General Manager of the Accounting Department in Ever-Glory International Group Apparel Inc., a subsidiary of the Company.  From July 2006 to August 2009, he served as the International Settlement Accountant for Goldenway Nanjing Garments Co. Ltd., a subsidiary of the Company.  From March 2004 to June 2006, he served as the General Manager of the Accounting Department in MG Garment Manufacturing Co., Ltd.  From July 2002 to February 2004, Mr. Wang served as the Cost Accountant in Nanjing GongNongBing Textile (Group) Co., Ltd. Mr. Wang earned a Bachelors degree in Accounting from Hohai University in the PRC.

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

Audit Committee

The Board of Directors adopted and approved a charter for the Audit Committee on March 13, 2008, and the charter was amended on May 26, 2008, on June 20, 2008 and further amended December 22, 2015. Currently, three directors comprise the Audit Committee: Ms. Tang, Mr. Wang and Mr. Zhang.  Ms. Tang serves as the chairwoman of the Audit Committee.. The members of the Audit Committee are currently “independent directors” as that term is defined in Rule 5005 of NASDAQ Listing Rules.  Ms. Tang qualifies as an “audit committee financial expert” as that term is defined in applicable regulations of the SEC.

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

Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires our directors and certain of our officers, as well as persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports with the SEC. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, and all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent shareholders were complied with during the fiscal year ended December 31, 2015.

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

Meetings of the Board of Directors and Annual Meeting Attendance

Our board of directors met telephonically once in 2015 and also acted by unanimous written consents. Each member of our board of directors was present at eighty-five (85%) percent or more of the board of directors meetings held.

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

Compensation Benchmarking and Peer Group

Our Board of Directors did not rely on any consultants or utilize any peer company comparisons or benchmarking in 2015 in setting executive compensation. However, our management has considered competitive market practices by reviewing publicly available information relating to compensation of executive officers at other comparable companies in the apparel industry in China in making its recommendations to our Board of Directors regarding our executives’ compensation for fiscal year 2015. As our company evolves, we expect to take steps, including the utilization of peer company comparisons and/or hiring of compensation consultants, to ensure that the Board has a comprehensive picture of the compensation paid to our executives and with a goal toward total direct compensation for our executives that are on a par with the median total direct compensation paid to executives in peer companies if annually established target levels of performance at the company and business segment level are achieved.

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

Long-Term Incentive Plan Awards

We currently have a 2014 equity incentive plan pursuant to which 1,500,000 shares were authorized. No stock awards or stock option grants were made to any of the named executive officers during the fiscal year ended December 31, 2015. No stock options were held by the named executive officers as of December 31, 2015.

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

Summary Compensation Table for Fiscal Year 2015, 2014 and 2013

The following table sets forth information for the fiscal year ended December 31, 2015, 2014 and 2013 concerning the compensation paid and awarded to all individuals serving as (a) our Chief Executive Officer and Chief Financial Officer (b) the three most highly compensated Executive Officers (other than our Chief Executive Officer and Chief Financial Officer) of ours and our subsidiaries at the end of our fiscal year ended December 31, 2015, 2014, and 2013 whose total compensation exceeded $100,000 for these periods, and (c) two additional individuals for whom disclosure would have been provided pursuant to (b) except that they were not serving as executive officers at the end of our fiscal year ended December 31, 2015. These individuals may be collectively referred to in this report as our “Named Executive Officers.”

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Kang Yihua
Chairman of the	2015	216,820	88,726						305,546
Board, Chief	2014	63,967	80,731						144,698
Executive Officer	2013	31,189	77,126						108,315
and President

Jiansong Wang	2015	19,396	8,015						27,411
Chief Financial	2014	16,840	9,339						26,179
Officer	2013	16,704	7,021						23,725

(1)	All compensation is paid in Chinese RMB. For reporting purposes, the amounts in the table above have been converted to U.S. Dollars at the conversion rate of 6.24, 6.15 and 6.20 for 2015, 2014 and 2013, respectively. The officers listed in this table received no other form of compensation in the years shown, other than the salary set forth in this table.

Other Compensation

Other than as described above, there were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the executive officers during the year ended December 31, 2015. We do not have any retirement, pension, or profit-sharing programs for the benefit of our directors, officers or other employees. The Board of Directors may recommend adoption of one or more such programs in the future.

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

Although the Company does not have a written employment agreement with Jiansong Wang, he will be compensated approximately US$27,000 (RMB 170,000 ) per year for his services as the Chief Financial Officer and Secretary, which was based on the Board of Directors and the Compensation Committee’s review of the overall performance of the Company and the relative contribution of Mr.Wang.

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

Director Compensation for Fiscal 2015

The following table reflects all compensation awarded to, earned by or paid to our directors for the fiscal year ended December 31, 2015. Directors who are also officers do not receive any additional compensation for their services as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Non-Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($) (1)
Kang Yihua	305,546	—	—	—	—	—	305,546
Sun Jia Jun	204,783	—	—	—	—	—	204,783
Jianhua Wang	—	5,000	—	—	—	—	5,000
Zhixue Zhang	—	5,000	—	—	—	—	5,000
Merry Tang	34,000	—					34,000

(1)	All cash compensation was paid in RMB except the cash compensation paid to Ms. Tang. The amounts in the foregoing table have been converted into U.S. Dollar at the conversion rate of 6.24RMB to the dollar.

Service Description	Amount (in U.S. dollars)

Base Compensation	$3,000
Audit Committee Member	$1,000
Compensation Committee Member	$1,000
Audit Committee Chairman	$3,000
Audit Committee Financial Expert	$26,000

Each director may be appointed to perform multiple functions or serve on multiple committees, and accordingly, may be eligible to receive more than one category of compensation described above. Annual compensation will be paid in cash or a combination of stock and cash.  Compensation paid in stock will be in the form of a number of shares of our restricted common stock having an aggregate value equal to the annual compensation, as determined by the average per share closing prices of our common stock as quoted on NASDAQ MKT, for the five trading days leading up to and including the last trading date of the quarter following which the shares are to be issued (i.e. when the shares are issued within 30 days following the end of the second quarter, and the fourth quarter when the shares are issued within 30 days following the end of the fourth quarter) of the year for which compensation is being paid.  Compensation, in the form of shares, shall be issued and paid semi-annually, within 30 days following the end of the second quarter, and within 30 days after the end of the fourth quarter, of each calendar year.  In addition, the annual compensation will be prorated daily (based on a 360 day year) for any portion of the year during which a director serves.  Independent directors are also eligible for reimbursement of all travel and other reasonable expenses relating to the directors’ attendance of board meetings. In addition, we have agreed to reimburse independent directors for reasonable expenses incurred in connection with the performance of duties as a director of the Company.

Outstanding Equity Awards at Fiscal Year-End

None of our executive officers was granted or otherwise received any option, stock or equity incentive plan awards during 2015 and there were no outstanding unexercised options previously awarded to our officers and directors, at the fiscal year end, December 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 18, 2016, for each of the following persons:

●	each of our directors and each of the named executive officers in the “Management” section of this Annual Report;

●	all directors and named executive officers as a group; and

●	each person who is known by us to own beneficially five percent or more of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Ever-Glory International Group, Inc. The percentage of class beneficially owned set forth below is based on 14,785,868 shares of our common stock outstanding on March 19, 2016.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock (1)	Percent of Class

Executive Officers and Directors
Yi Hua Kang	4,802,315	32.48%
Jia Jun Sun	174,800	1.18%
Jason Jiansong Wang	-	-
Merry Tang	10,399	* %
Zhixue Zhang	15,210	* %
Jianhua Wang	690
All Executive Officers and Directors as a Group (six persons)	5,003,414	33.84%
5% Holders
Ever-Glory Enterprises (H.K.) Ltd. (2)	5,623,098	38.03%
Huake Kang (2)	5,623,098	38.03%

* less than 1%

(1)	The percentage of shares beneficially owned is based on 14,785,868 shares of common stock outstanding as of March 18, 2016. Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment and dispositive power of the shares.

(2)	Huake Kang is the sole director and majority shareholder of Ever-Glory Enterprises (H.K.) Ltd. and, as such, may be deemed to be the beneficial owner of the 5,623,098 shares held by Ever-Glory Enterprises (H.K.) Ltd. Huake Kang is the son of Yi Hua Kang.

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

Other income from Related Parties

JiangsuWubijia Trading Company Limited (“Wubijia”) is an entity engaged in high-grade home goods sales and is controlled by Mr. Kang. JiangsuWubijia has sold their home goods on consignment in some Company’s retail stores since the third quarter of 2014. During the year ended December 31, 2014 and 2015, the Company received $54,682 and $32,760 from the customers and paid $49,223 and $31,778 to Wubijia through the consignment, respectively. The net profit of $5,459 and $982 was recorded as other income during the year ended December 31, 2014 and 2015, respectively.

Nanjing Knitting Company Limited (“Nanjing Knitting”) is an entity engaged in knitted fabric products and knitting underwear sales and is controlled by Mr. Kang. Nanjing Knitting has sold their knitting underwear on consignment in some Company’s retail stores since the third quarter of 2015. During the year ended December 31, 2015, the Company received $123,402 from the customers and paid $97,323 to Nanjing Knitting through the consignment, respectively. The net profit of $26,079 was recorded as other income during the year ended December 31, 2015.

Included in other income for the year ended December 31, 2015 is rent revenue from entity controlled by Mr.Kang under operating lease agreement with term though 2016 as follows:

2015
EsC'Lav	$69
Total	$69

Other expenses due to Related Parties

Included in other expenses for the years ended December 31, 2015 and 2014 are rent costs due to entities controlled by Mr. Kang under operating lease agreements as follows (See details at Note 13):

	2015	2014
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$50	$51
Chuzhou Huarui	240	-
Kunshan Enjin	48	46
Total	$338	$97

The Company leases Jiangsu Ever-Glory's factory as the factory is in a location where there is a good supply of experienced workers. The Company leases Chuzhou Huarui and Kunshan Enjin's warehouse spaces because the locations are convenient for transportation and distribution.

Purchases from, and Sub-contracts with Related Parties

The Company entered an agreement with Shanghai Weiwen Fashion Company Ltd. (Shanghai Weiwen) in April 2014 to purchase the “Velwin” brand along with existing inventory of Shanghai Weiwen. The Company purchased the inventory and brand for $2.5 million during the year 2014.

The Company entered an agreement with Shanghai Sea to Sky Fashion Company Ltd. (Shanghai Sea to Sky) in April 2014 to purchase the “Sea to Sky” brand along with existing inventory of Shanghai Sea to Sky. The Company purchased the inventory and brand for $0.6 million during the year 2014.

The Company purchased raw materials of $0.89 million and $1.90 million during the years ended 2015 and 2014, respectively, from Nanjing Knitting.

In addition, the Company sub-contracted certain manufacturing work to related companies totaling $21.43 million and $27.81 million for the years ended December 31, 2015 and 2014, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$11,089	$12,236
Chuzhou Huarui	4,313	6,679
Ever-Glory Cambodia	2,118	3,843
Fengyang Huarui	2,244	3,483
Nanjing Ever-Kyowa	1,369	1,567
Shanghai Sea to Sky	259	-
EsC'Lav	42	-
Total	$21,434	$27,808

Accounts Payable – Related Parties

The accounts payable to related parties at December 31, 2015 and 2014 are as follows:

	2015	2014
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$2,003	1,884
Fengyang Huarui	84	622
Nanjing Ever-Kyowa	561	479
Chuzhou Huarui	175	415
Ever-Glory Cambodia	-	291
Nanjing Knitting	-	200
JiangsuWubijia	-	5
Total	$2,823	$3,896

Amounts Due From Related Parties – Current Assets

The amounts due from related parties at December 31, 2015 and 2014 are as follows:

	2015	2014
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$2,412	$1,583
Nanjing Knitting	106	-
Nanjing Eight-One-Five Hi-Tech (M&E) Co. Ltd.	-	20
Sea to sky	-	49
Ever-Glory Cambodia	15	-
EsC'eLav	2	-
Total	$2,535	$1,652

The Company prepaid $106,387 and $14,909 to the sub-contractors, Nanjing Knitting and Ever-Glory Cambodia, respectively, for the next period’s subcontracting fees.

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. During 2015 and 2014, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices.  The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at cost for $6.2 million and $2.1 million during 2015 and 2014, respectively.  Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at cost for $77,723 and $160,658 during 2015 and 2014, respectively.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon the expiration or termination of the underlying lines of credit and is to pay an annual interest at the rate of 6.0% of the amounts provided. As of December 31, 2015 and 2014, Jiangsu Ever-Glory had provided guarantees for approximately $52.2 million (RMB 339.0 million) (2015) and $40.6 million (RMB 250.0 million) (2014) of lines of credit obtained by the Company. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $22.8 million (RMB 148.0 million) (2015) and $22.1 million (RMB 136.0 million) (2014). Mr. Kang has also provided a personal guarantee for $39.9 million (RMB 259.0 million) (2015) and $35.4 million (RMB 218.0 million) (2014).

As of December 31, 2014, $17.4 million (RMB 107.0 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the year ended December 31, 2015, an additional $4.7 million (RMB 30.4 million) was provided to and repayment of $2.3 million (RMB 15.0 million) was received from Jiangsu Ever-Glory under the counter-guarantee agreement. As of December 31, 2015, the amount of the counter-guarantee had increased to $18.8 million (RMB 122.0 million) (the difference represents currency exchange adjustment of $0.9 million), which was 36.1% of the aggregate amount of lines of credit. This amount plus accrued interest of $3.0 million (2015) and $2.1 million (2014) have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. As of December 31, 2015 and 2014, the amount classified as a reduction of equity was $21.8 million and $19.4 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. From April 1, 2015, interest rate has changed to 0.41% as the bank benchmark interest rate decreased. Interest income for the years ended December 31, 2015 and 2014 was approximately $0.9 million and $1.1 million, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On December 2015 the Audit Committee engaged GHP Horwath P.C. as our independent auditor.

Fees for audit services include fees associated with the annual audit and the review of documents filed with the SEC including quarterly reports on Form 10-Q and the Annual Report on Form 10-K.

	2015	2014
	(In thousands of U.S. Dollars)
Audit fees	$370	$365

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULE

(1)	Financial Statements

The consolidated financial statements of Ever-Glory International Group, Inc. are included in Part II, Item 8 of this Report.

(2)	Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Number	Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-KSB, filed March 29, 2006);

3.2	Articles of Amendment as filed with the Department of State of Florida, effective November 20, 2007 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed November 29, 2007);

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of our Current Report Form 8-K filed on April 22, 2008);

10.1	Land Development Agreement between Jiangsu Ever-Glory International Group Corp. and Nanjing Goldenway Garment Co., Ltd. (incorporated by reference to Exhibit 10.23 of our Annual Report on Form 10-K, filed March 31, 2009);

10.2	Lease Agreement between Jiangsu Ever-Glory International Group Co. and Nanjing New-Tailun Garment Co., Ltd. (incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K, filed March 31, 2009);

10.3	Revolving Line of Credit Agreement between Goldenway Nanjing Garment Co., Ltd, and Bank of Nanjing Co. Ltd. dated August 2, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 4, 2010);

10.4	Guaranty Agreement between Jiangsu Ever-Glory International Group Corporation. and Bank of Nanjing Co. Ltd .dated August 2, 2010 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 4, 2010);

10.5	Mortgage Agreement between Goldenway Nanjing Garment Co., Ltd. and Bank of Nanjing Co. Ltd. dated August 2, 2010 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 4, 2010);

10.6	Revolving Line of Credit Agreement between Ever-Glory International Group Apparel Inc., and Bank of Nanjing Co. Ltd. dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 17, 2010)

10.7	Guaranty Agreement between Jiangsu Ever-Glory International Group Corporation. and Bank of Nanjing Co. Ltd .dated March 11, 2010 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 17, 2010)

Number	Description

10.8	Guaranty Agreement between Goldenway Nanjing Garment Co., Ltd. and Bank of Nanjing Co. Ltd. dated March 11, 2010 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 17, 2010);

10.9	Unofficial English translation of the Working Capital Loan Agreement by and between Goldenway Nanjing Garment Co., Ltd. and Shanghai Pudong Development Bank dated January 4, 2011 (incorporate by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 10, 2011)

10.10	Unofficial English translation of the Mortgage Agreement by and between Goldenway Nanjing Garment Co., Ltd. and Shanghai Pudong Development Bank dated January 4, 2011 (incorporate by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 10, 2011)

10.11	Unofficial English version of the Banking Facility Agreement by and between Ever-Glory International Group Apparel Inc. and Perfect Dream Ltd. as borrowers and Nanjing Branch of HSBC (China) Company Limited dated July 29, 2011 (incorporate by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 4, 2011)

10.12	Unofficial English version of the Personal Guarantee Agreement by and between Mr. Edward Yihua Kang and Nanjing Branch of HSBC (China) Company Limited in favor of facilities available to Ever-Glory International Group Apparel Inc. dated June 29, 2011 (incorporate by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 4, 2011)

10.13	Unofficial English version of the Personal Guarantee Agreement by and between Mr. Edward Yihua Kang and Nanjing Branch of HSBC (China) Company Limited in favor of facilities available to Perfect Dream Ltd. dated June 29, 2011(incorporate by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 4, 2011)

10.14	Unofficial English version of the Corporate Guarantee Agreement by and between Ever-Glory International Group Inc. and Nanjing Branch of HSBC (China) Company Limited in favor of facilities available to Ever-Glory International Group Apparel Inc. dated June 29, 2011(incorporate by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 4, 2011)

10.15	Unofficial English version of the Corporate Guarantee Agreement by and between Ever-Glory International Group Inc. and Nanjing Branch of HSBC (China) Company Limited in favor of facilities available to Perfect Dream Ltd. dated June 29, 2011(incorporate by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on August 4, 2011)

10.16	Unofficial English translation of Counter Guarantee Agreement between Jiangsu Ever-Glory Apparel Co., Ltd and Jiangsu Ever-Glory International Enterprises Group Co., Ltd (incorporate by reference to Exhibit 10.16 to our Annual Report on Form 10-K filed on March 31, 2014)

21.1	Subsidiaries of Registrant*

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.*

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.*

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document (*)

101.SCH	XBRL Taxonomy Extension Schema Document (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)

101.DEF	BRL Taxonomy Extension Definition Linkbase Document (*)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)

*Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2016.

Ever-Glory International Group, Inc.,

By	/s/ Edward Yihua Kang
Edward Yihua Kang,
Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jia Jun Sun	Chief Operating Officer and Director	March 28, 2016
Jia Jun Sun

/s/ Jiansong Wang	Chief Financial Officer	March 28, 2016
Jiansong Wang	(Principal Financial and Accounting Officer)

/s/ Jianhua Wang	Director	March 28, 2016
Jianhua Wang

/s/ Zhixue Zhang	Director	March 28, 2016
Zhixue Zhang

/s/ Merry Tang	Director	March 28, 2016
Merry Tang

