Form 10-Q
period 2016-03-31
Ever-Glory International Group, Inc.
filed 2016-05-13
CIK 943184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

(8625) 5209-6831

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

As of May 8, 2016, 14,787,940 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

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

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

AS OF MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$34,639	$22,702
Accounts receivable	57,612	87,527
Inventories	65,838	75,063
Value added tax receivable	1,944	2,736
Other receivables and prepaid expenses	7,072	3,840
Advances on inventory purchases	4,007	6,193
Amounts due from related parties	1,925	2,535
Total Current Assets	173,037	200,596

INTANGIBLE ASSETS	6,220	6,217
PROPERTY AND EQUIPMENT, NET	21,953	21,906
TOTAL ASSETS	$201,210	$228,719

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loans	$42,414	$44,841
Accounts payable	46,629	66,118
Accounts payable and other payables - related parties	2,314	2,823
Other payables and accrued liabilities	19,855	22,221
Value added and other taxes payable	5,250	6,882
Income tax payable	2,362	4,052
Total Current Liabilities	118,824	146,937

NONCURRENT LIABILITIES
Deferred tax liabilities	2,722	2,992
TOTAL LIABILITIES	121,546	149,929

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Stockholders' equity:
Preferred stock ($.001 par value, authorized 5,000,000 shares, no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares, 14,785,868 and 14,785,868 shares issued and outstanding As of March 31, 2016 and December 31, 2015, respectively)	15	15
Additional paid-in capital	3,597	3,597
Retained earnings	78,078	78,439
Statutory reserve	15,327	15,327
Accumulated other comprehensive income	4,029	3,249
Amounts due from related party	(21,182)	(21,776)
Total equity attributable to stockholders of the Company	79,864	78,851
Noncontrolling interest	(200)	(61)
Total Equity	79,664	78,790
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$201,210	$228,719

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

	2016	2015

SALES	$91,693	$97,903

COST OF SALES	63,350	67,295

GROSS PROFIT	28,343	30,608

OPERATING EXPENSES
Selling expenses	20,913	20,255
General and administrative expenses	6,949	6,914
Total operating expenses	27,862	27,169

INCOME FROM OPERATIONS	481	3,439

OTHER INCOME (EXPENSE)
Interest income	384	324
Interest expense	(597)	(776)
Other income	67	234
Total other expenses	(146)	(218)

INCOME BEFORE INCOME TAX EXPENSE	335	3,221

INCOME TAX EXPENSE	(835)	(825)

NET (LOSS) INCOME	(500)	2,396
Net loss attributable to the non-controlling interest	140	-
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(360)	$2,396

NET (LOSS) INCOME	$(500)	$2,396
Foreign currency translation income	782	456
COMPREHENSIVE INCOME	$282	$2,852

Comprehensive loss attributable to the noncontrolling interest	143	-

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$425	$2,852
(LOSS) EARNINGS PER SHARE:
Basic and diluted	$(0.02)	$0.16
Weighted average number of shares outstanding Basic and diluted	14,786	14,784

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(500)	$2,396
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	1,758	2,510
Provision for obsolete inventories	2,098	-
Deferred income tax	(285)	(128)
Changes in operating assets and liabilities
Accounts receivable	30,037	23,930
Inventories	7,443	9,214
Value added tax receivable	799	277
Other receivables and prepaid expenses	(3,163)	1,153
Advances on inventory purchases	2,196	(2,716)
Amounts due from related parties	552	(3,277)
Accounts payable	(19,781)	(10,733)
Accounts payable and other payables- related parties	(517)	(2,341)
Other payables and accrued liabilities	(2,484)	(2,375)
Value added and other taxes payable	(1,653)	1,766
Income tax payable	(1,693)	(1,278)
Net cash provided by operating activities	14,807	18,398

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,633)	(4,410)
Proceeds from sale of property and equipment	-	3
Net cash used in investing activities	(1,633)	(4,407)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	23,593	28,350
Repayment of bank loans	(26,250)	(43,051)
Repayment of loans from related party	917	-
Advances to related party	-	(813)
Net cash used in financing activities	(1,740)	(15,514)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	503	(631)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,937	(2,155)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,702	34,134

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,639	$31,979

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$597	$776
Income taxes	$2,851	$2,231

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of March 31, 2016, the condensed consolidated statements of income (loss) and comprehensive income, and cash flows for the three months ended March 31, 2016 and 2015. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements.

Wholesale revenues are generally higher in the third and fourth fiscal quarters, while retail revenues are generally higher in the first and fourth fiscal quarters. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

At March 31, 2016, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions that management considers to be of a high quality.

As of March 31, 2016 and December 31, 2015, The Company has a derivative liability subject to recurring fair value measurement (Level 3) with the change in fair value recognized in earnings (Note 5).

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This new standard is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied  retrospectively, with early adoption now permitted to the original effective date of December 15, 2016. The Company is currently evaluating this new standard and the potential impact this standard may have upon adoption.

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

NOTE 3 INVENTORIES

Inventories at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
	(In thousands of U.S. Dollars)
Raw materials	$1,941	$2,819
Work-in-progress	21,892	22,090
Finished goods	63,796	69,692
	87,629	94,601
Less: allowance for obsolete inventories	(21,791)	(19,538)
Total inventories	$65,838	$75,063

NOTE 4 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short term bank loans consisted of the following as of March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
Bank	(In thousands of U.S. Dollars)
Industrial and Commercial Bank of China	$15,190	$16,940
Nanjing Bank	12,976	13,951
China Everbright Bank	3,668	3,121
Bank of Communications	3,100	3,080
China Minsheng Banking	3,100	3,080
HSBC	2,985	3,129
China Citic Bank	1,395	-
Pin An Bank	-	1,540
	$42,414	$44,841

In January 2014, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $9.3 million (RMB60.0 million). These loans are collateralized by the Company’s property and equipment. As of March 31, 2016, Goldenway had borrowed $6.2 million (RMB40.0 million) under this line of credit with annual interest rates ranging from 4.4% - 4.5% and due on various dates from September to October 2016. As of March 31, 2016, approximately $3.1 million was unused and available under this line of credit.

In September 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $18.5 million (RMB120.0 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of March 31, 2016, Ever-Glory Apparel had borrowed $9.0 million (RMB 58.0 million) under this line of credit with annual interest rates ranging from 4.4% - 4.6% and due on various dates from April to June 2016. As of March 31, 2016, approximately $9.5 million was unused and available under this line of credit.

In June 2014, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.7 million (RMB50.0 million). These loans are guaranteed by Mr. Kang and Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of March 31, 2016, Goldenway had borrowed $7.7 million (RMB50.0 million) under this line of credit with annual interest rates ranging from 4.6% to 5.1% and due on various dates from April to July 2016.

In July 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.2 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of March 31, 2016, Ever-Glory Apparel had borrowed $1.5 million (RMB10.0 million) under this line of credit with annual interest rate of 5.1% and due in July 2016. Ever-Glory Apparel had also borrowed $1.4 million from Nanjing Bank with an annual interest rates ranging from 1.6% to 1.7% and due in April 2016, and collateralized by approximately $1.8 million of accounts receivable from our wholesale customers. As of March 31, 2016, approximately $6.3 million was unused and available under this line of credit.

In October 2015, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.1 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of March 31, 2016, LA GO GO had borrowed $2.3 million (RMB15.0 million) under this line of credit with an annual interest rate of 5.0% and due in January 2017. As of March 31, 2016, approximately $0.8 million (RMB5.0 million) was unused and available under this line of credit.

In July 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $6.2 million (RMB40.0 million) with China Everbright Bank and guaranteed by Goldenway and Mr. Kang. These loans are also collateralized by Jiangsu Ever-Glory’s property. As of March 31, 2016, Ever-Glory Apparel had borrowed $3.7 million under this line of credit with annual interest rates ranging from 3.8% - 5.6% and due on various dates from April to July 2016, and collateralized by approximately $4.3 million of accounts receivable from wholesale customers. As of March 31, 2016, approximately $2.5 million was unused and available under this line of credit.

In June 2014, LA GO GO entered into a line of credit agreement for approximately $5.1 million (RMB33.0 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of March 31, 2016, LA GO GO had borrowed $3.1 million (RMB20.0 million) from the Bank of Communications with annual interest rates ranging from 5.0% - 5.3% and due on various dates from August to November 2016. As of March 31, 2016, approximately $2.0 million was unused and available under this line of credit.

In December 2015, LA GO GO entered into a line of credit agreement for approximately $3.1 million (RMB20.0 million) with China Minsheng Banking and guaranteed by Ever-Glory Apparel and Mr. Kang. As of March 31, 2016, LA GO GO had borrowed $3.1 million (RMB20.0 million) from China Minsheng Banking with an annual interest rate of 4.6% and due in December 2016.

In January 2015, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $12.6 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of March 31, 2016, Ever-Glory Apparel had borrowed $3.0 million from HSBC with an annual interest rates ranging from 1.1% - 3.0% and due in April 2016, and collateralized by approximately $3.7 million of accounts receivable from our wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of March 31, 2016, approximately $9.6 million was unused and available under this line of credit.

In December 2014, LA GO GO entered into a line of credit agreement for approximately $5.5 million (RMB36.0 million) with the China Citic Bank and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of March 31, 2016, LA GO GO had borrowed $1.4 million (RMB9.0 million) from the Bank of Communications with annual interest rate at 4.5% and due on December 2016. As of March 31, 2016, approximately $4.1 million was unused and available under this line of credit.

All loans have been repaid before or at maturity date.

Total interest expense on bank loans amounted to $0.6 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively.

NOTE 5 DERIVATIVE LIABILITY

At March 31, 2016 and December 31, 2015, the Company had four outstanding forward foreign exchange contracts (sell US dollars for RMB), with total notional amount of $11.1 million. The fair value of these contracts at March 31, 2016 and December 31, 2015, as well as realized losses on these foreign currency derivative activities during 2015 and the three months ended March 31, 2016 were not significant.

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

The Company and the PRC Tax Bureau have agreed that payments on the tax liability $3.2 million should be made by the Company prospectively over the next two to three years period. Approximately $1.8 million has been paid as of March 31, 2016. Beginning January 1, 2014, all net income generated from Ever-Glory HK has been reported as a taxable income at 25% tax rate in PRC.

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

After the tax liability adjustment resulted from the reevaluation of the Company’s tax position (resulting in the company allocating substantially all of the earnings of the Samoan subsidiary to the PRC and reporting such earnings as taxable in the PRC), pre-tax income for the three months ended March 31, 2016 and 2015 was taxable in the following jurisdictions:

	2016	2015
	(In thousands of U.S. Dollars)
PRC	$335	$3,313
BVI	2	(90)
Others	(2)	(2)
	$335	$3,221

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three months ended March 31, 2016 and 2015:

	2016	2015
PRC statutory rate	25.0%	25.0%
Preferential tax treatment	(0.1)	(0.7)
Effect of foreign income tax rates	0.1	0.7
Net operating losses for which no deferred tax assets was recognized	224.6	-
Other	-	0.6
Effective income tax rate	249.6%	25.6%

Income tax expense for the three months ended March 31, 2016 and 2015 is as follows:

	2016	2015
	(In thousands of U.S. Dollars)
Current	$1,104	$939
Deferred	(269)	(114)
Income tax expense	$835	$825

The Company has not recorded U.S. deferred income taxes on approximately $78.1 million of its non-U.S. subsidiaries’ undistributed earnings because such amounts are intended to be reinvested outside the United States indefinitely. If these earnings were repatriated to the United States, the Company would be required to accrue and pay U.S. federal income taxes and foreign withholding taxes, as adjusted for foreign tax credits. Determination of the amount of any unrecognized deferred income tax liability on these earnings is not practicable.

NOTE 7 EARNINGS PER SHARE

The following demonstrates the calculation for earnings per share for the three months ended March 31, 2016 and 2015:

	2016	2015
Weighted average number of common shares- Basic and diluted	14,785,868	14,784,094

Earnings per share - basic and diluted	$(0.02)	$0.16

NOTE 8 STOCKHOLDERS’ EQUITY

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

On April 29, 2016, the Company issued an aggregate of 2,072 shares of its common stock to two of the Company’s independent directors as compensation for their services in the third and fourth quarters of 2015. The shares were valued at $2.43 per share, which was the average market price of the common stock for the five days before the grant date.

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

Other income from Related Parties

JiangsuWubijia Trading Company Limited (“Wubijia”) is an entity engaged in high-grade home goods sales and is controlled by Mr. Kang. Wubijia has sold their home goods on consignment in certain Company’s retail stores since the third quarter of 2014. During the three months ended March 31, 2016 and 2015, the Company received $6,535 and $7,850 from the customers and paid $4,610 and $6,620 to Wubijia through the consignment, respectively. The net profit of $1,925 and $1,230 was recorded as other income during the three months ended March 31, 2016 and 2015, respectively.

Nanjing Knitting Company Limited (“Nanjing Knitting”) is an entity engaged in knitted fabric products and knitting underwear sales and is controlled by Mr. Kang. Nanjing Knitting has sold their knitting underwear on consignment in some Company’s retail stores since the third quarter of 2015. During the three months ended March 31, 2016, the Company received $30,383 from the customers and paid $24,956 to Nanjing Knitting through the consignment, respectively. The net profit of $5,427 was recorded as other income during the three months ended March 31, 2016.

Included in other income for the three months ended March 31, 2016 and 2015 is rent income from EsC’Lav, the entity controlled by Mr. Kang under operating lease agreement with term though 2016. The rent income is $15,786 and $16,475 for the three months ended March 31, 2016 and 2015, respectively.

Other expenses due to Related Parties

Included in other expenses for the three months ended March 31, 2016 and 2015 are rent costs due to entities controlled by Mr. Kang under operating lease agreements as follows:

	2016	2015
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$12	$13
Chuzhou Huarui	57	61
Kunshan Enjin	11	12
Total	$80	$86

The Company leases Jiangsu Ever-Glory's factory as the factory is in a location where there is a good supply of experienced workers. The Company leases Chuzhou Huarui and Kunshan Enjin's warehouse spaces because the locations are convenient for transportation and distribution.

Purchases from and Sub-contracts with Related Parties

The Company purchased raw materials from Nanjing Knitting totaling $0.20 million and $0.18 million during the three months ended March 31, 2016 and 2015, respectively.

In addition, the Company sub-contracted certain manufacturing work to related companies totaling $6.4 million and $3.3 million for the three months ended March 31, 2016 and 2015, respectively. The Company provided raw materials to the sub-contractors and charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the three months ended March 31, 2016 and 2015 are as follows:

	2016	2015
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$2,039	$1,035
Chuzhou huarui	2,324	1,032
Fengyang huarui	203	409
Ever-Glory Cambodia	1,338	304
Nanjing Ever-Kyowa	473	273
Sea to Sky	-	259
EsC'eLav	-	2
Jiangsu Ever-Glory	51	-
Total	$6,428	$3,314

Accounts Payable – Related Parties

The accounts payable to related parties at March 31, 2016 and December 31, 2015 are as follows:

	2016	2015
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$1,139	2,003
Fengyang Huarui	-	84
Nanjing Ever-Kyowa	641	561
Chuzhou Huarui	500	175
Nanjing Knitting	34	-
Total	$2,314	$2,823

Amounts Due From Related Parties-current assets

The amounts due from related parties at March 31, 2016 and December 31, 2015 are as follows:

	2016	2015
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$1,260	$2,412
Nanjing Knitting		106
Fengyang Huarui	341	-
Ever-Glory Cambodia	289	15
EsC'eLav	35	2
Total	$1,925	$2,535

The Company prepaid $0.34 million and $0.29 million to the sub-contractors, Fengyang Huarui and Ever-Glory Cambodia, respectively, for the next period’s subcontracting fees.

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. During three months ended March 31, 2016 and 2015, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices.  The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at cost for $0.8 million and $2.6 million during the three month period ended March 31, 2016 and 2015, respectively.  Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at cost for $26,922 and $335 during the three months ended March 31, 2016 and 2015, respectively.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of March 31, 2016 and December 31, 2015, Jiangsu Ever-Glory has provided guarantees for approximately $52.5 million (RMB 339 million) (2016) and $52.2 million (RMB 339.0 million) (2015) of lines of credit obtained by the Company. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $23.0million (RMB 148 million) (2016) and $22.8 million (RMB 148.0 million) (2015) as of March 31, 2016 and December 31, 2015, respectively.  Mr. Kang has also provided a personal guarantee for $40.1 million (RMB 259.0 million).

At December 31, 2015, $18.8 million (RMB 122.0 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the three months ended March 31, 2016, repayment of $0.92 million (RMB6 million) was received from Jiangsu Ever-Glory under the counter-guarantee. As of March 31, 2016, the amount of the counter-guarantee was $18.0 million (RMB 116 million) (the difference represents currency exchange adjustment of $0.04 million), which was 34.3% of the aggregate amount of lines of credit. This amount plus accrued interest of $3.18 million have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. At March 31, 2016 and 2015, the amount classified as a reduction of equity was $21.18 million and $21.78 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. Since April 1, 2015, interest rate has changed to 0.41% as the bank benchmark interest rate decreased. Interest income for the three months ended March 31, 2016 and 2015 was approximately $0.2 million and $0.3 million, respectively.

NOTE 10 CONCENTRATIONS AND RISKS

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Based on management’s assessment of the amount of probable credit losses, if any, in existing accounts receivable. The allowance for doubtful accounts at March 31, 2016 and December 31, 2015 was $1.71 million and $2.18 million, respectively. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions in the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability.

For the three-month period ended March 31, 2016, the Company had one wholesale customer that represented approximately 11% of the Company’s revenues. For the three-month period ended March 31, 2015, the Company had two wholesale customers that represented approximately 15% and 14% of the Company’s revenues.

For the wholesale business, the Company did not rely on any one raw material supplier that represented more than 10% of the total raw material purchases during the three months ended March 31, 2016 and 2015.

For the retail business, The Company relied on one raw material supplier that represented approximately 13% and 12% of raw material purchases during the three months ended March 31, 2016 and 2015, respectively.

For the wholesale business, during the three months ended March 31, 2016, the Company relied on three manufacturers that represented 18%, 16% and 11% of finished goods purchases, and during the three months ended March 31, 2015, the Company relied on three manufacturers that represented 11%, 10% and 10% of finished goods purchases.

For the retail business, the Company did not rely on any one supplier that represented more than 10% of the total finished goods purchases during the three months ended March 31, 2016 and 2015.

The Company’s revenues for the three months ended March 31, 2016 and 2015 were earned in the following geographic areas:

	2016	2015
	(In thousands of U.S. Dollars)
The People’s Republic of China	$14,798	$18,934
Germany	1,453	4,487
United Kingdom	2,588	3,152
Europe-Other	5,454	1,802
Japan	4,813	2,930
United States	3,444	1,969
Total wholesale business	32,550	33,274
Retail business	59,143	64,629
Total	$91,693	$97,903

NOTE 11 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)  Wholesale segment

(b)  Retail segment

The Company also provides general corporate services to its segments and these costs are reported as "corporate and others”:

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
March 31, 2016
Segment profit or loss:
Net revenue from external customers	$32,550	59,143	91,693
Income from operations	$1,805	(1,324)	481
Interest income	$371	13	384
Interest expense	$489	108	597
Depreciation and amortization	$254	1,504	1,758
Income tax expense	$427	408	835

March 31, 2015
Segment profit or loss:
Net revenue from external customers	$33,274	64,629	97,903
Income from operations	$1,832	1,607	3,439
Interest income	$309	15	324
Interest expense	$594	182	776
Depreciation and amortization	$343	2,168	2,511
Income tax expense	$455	370	825

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months  ended March 31, 2016 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Retail Business

We conduct our retail operations through Shanghai LA GO GO Fashion Company Limited (“LA GO GO”), Jiangsu LA GO GO Fashion Company Limited (“Jiangsu LA GO GO”), Tianjin LA GO GO Fashion Company Limited (“Tianjin LA GO GO”), Shanghai Ya Lan Fashion Company Limited (“Ya Lan”), 78% owned subsidiary Shanghai Yiduo Fashion Company Limited (“Shanghai Yiduo”) and Xizang He Meida Trading Company Limited (“He Meida”).

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

Retail Business

The business objective for our retail segment is to establish leading brands of women’s apparel and to build a nationwide retail network in China. As of March 31, 2016, we have 1,171 stores (including store-in-stores) which included 30 stores that were opened and 18 stores that were closed in first quarter of 2016.

We believe that our growth opportunities and continued investment initiatives include:

●	Build our retail brand to be recognized as a major player in the mid-to-high end women’s apparel market in China;

●	Expand the retail network throughout China;

●	Improve the retail stores’ efficiency and increase same-store sales

●	Continue to launch retail flagship stores in Tier-1 cities and increase penetration and coverage in Tier-2 and Tier-3 cities

●	Become a multi-brand operator

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

Estimates and Assumptions

In preparing our consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates in 2016 and 2015 include the assumptions used to value warrants and the estimates of the allowance for deferred tax assets.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This new standard is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied  retrospectively, with early adoption now permitted to the original effective date of December 15, 2016. The Company is currently evaluating this new standard and the potential impact this standard may have upon adoption.

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

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2016 and 2015. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended March 31,
	2016		2015
	(In thousands of U.S. dollars, except for percentages)
Sales	$91,693	100.0%	$97,903	100.0%
Gross Profit	28,343	30.9	30,608	31.3
Operating Expenses	27,862	30.4	27,169	27.8
Income From Operations	481	0.5	3,439	3.5
Other Expenses	146	0.1	218	0.2
Income Tax Expense	835	0.9	825	0.8
Net (Loss) Income	$(500)	(0.5)%	$2,396	2.4%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended March 31, 2016 and 2015.

	2016	% of total sales	2015	% of total sales	Growth in 2016 compared with 2015
Wholesale business	(In thousands of U.S. dollars)		(In thousands of U.S. dollars)
The People’s Republic of China	$14,798	16.2%	$18,934	19.4%	(21.8)%
Germany	1,453	1.6	4,487	4.6	(67.6)
United Kingdom	2,588	2.8	3,152	3.2	(17.9)
Europe-Other	5,454	5.9	1,802	1.8	202.7
Japan	4,813	5.2	2,930	3.0	64.2
United States	3,444	3.8	1,969	2.0	74.9
Total Wholesale business	32,550	35.5	33,274	34.0	(2.2)
Retail business	59,143	64.5	64,629	66.0	(8.5)
Total sales	$91,693	100.0%	$97,903	100.0%	(6.3)%

Total sales for the three months ended March 31, 2016 were $91.7 million, a decrease of 6.3% from the three months ended March 31, 2015. This decrease was primarily attributable to an 8.5% decrease in sales in our retail business as well as a 2.2% decrease in our wholesale business.

Sales generated from our wholesale business contributed 35.5% or $32.6 million of our total sales for the three months ended March 31, 2016, a decrease of 2.2% compared to $33.3 million in the three months ended March 31, 2015. This decrease was primarily attributable to decreased sales in PRC, the Germany and the United Kingdom partially offset for increased sales in Europe-Other, Japan and United States.

Sales generated from our retail business contributed 64.5% or $59.1million of our total sales for the three months ended March 31, 2016, a decrease of 8.5% compared to 66.0% or $64.6 million in the three months ended March 31, 2015. This decrease was primarily due to the decrease in same store sales.

Total retail store square footage and sales per square foot for the three months ended March 31, 2016 and 2015 are as follows:

	2016	2015
Total store square footage	1,156,317	1,177,220
Number of stores	1,171	1,206
Average store size, square feet	987	976
Total store sales (in thousand of U.S. dollars)	$59,143	$64,629
Sales per square foot	$51	$55

Same store sales and newly opened store sales for the three months ended March 31, 2016 and 2015 are as follows:

	2016	2015
	(In thousands of U.S. dollars)
Sales from stores opened for a full year	$44,235	$40,967
Sales from newly opened store sales	$7,927	$18,267
Sales from e-commerce platform	$3,206	$2,914
Other*	$3,775	$2,481
Total	$59,143	$64,629

*  Primarily sales from stores that were closed in the current reporting period.

We remodeled or relocated 216 stores in 2015, and 34 stores during the three months ended March 31, 2016. We plan to relocate or remodel 150-200 stores in 2016. Remodels and relocations typically drive incremental same-store sales growth. A relocation typically results in an improved, more visible and accessible location, and usually includes increased square footage. We believe we will continue to have opportunities for additional remodels and relocations beyond 2015.  Same-store sales are calculated based upon stores that were open at least 12 full fiscal months in each reporting period and remain open at the end of each reporting period.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,				Growth (Decrease) in 2016
	2016		2015		compared
	(In thousands of U.S. dollars, except for percentages)				with 2015
Wholesale Sales	$32,550	100.0%	$33,274	100.0%	(2.2)%
Raw Materials	13,632	41.9	14,066	42.3	(3.1)
Labor	1,239	3.8	1,384	4.2	(10.4)
Outsourced Production Costs	11,314	34.8	10,531	31.6	7.4
Other and Overhead	128	0.4	138	0.4	(7.6)
Total Cost of Sales for Wholesale	26,313	80.9	26,119	78.5	0.7
Gross Profit for Wholesale	6,237	19.1	7,155	21.5	(12.8)

Net Sales for Retail	59,143	100.0	64,629	100.0	(8.5)
Production Costs	21,357	36.1	19,171	29.7	11.4
Rent	15,680	26.5	22,005	34.0	(28.7)
Total Cost of Sales for Retail	37,037	62.6	41,176	63.7	(10.1)
Gross Profit for Retail	22,106	37.4	23,453	36.3	(5.7)

Total Cost of Sales	63,350	69.1	67,295	68.7	(5.9)
Gross Profit	$28,343	30.9%	$30,608	31.3%	(7.4)%

Raw material costs for our wholesale business were 41.9% of our total wholesale business sales in the three months ended March 31, 2016, a decrease of 0.4% compared to 42.3% in the three months ended March 31, 2015.  The decrease was mainly due to the decreased raw material prices.

Labor costs for our wholesale business were 3.8% of our total wholesale business sales in the three months ended March 31, 2016, a decrease of 0.4% compared to 4.2% in the three months ended March 31, 2015. The marginal decrease was mainly due to the fact that we outsourced most of the new orders in 2016.

Outsourced production costs for our wholesale business increased by 7.4% to $11.3 million in the three months ended March 31, 2016 from $10.5 million in the three months ended March 31, 2015. As a percentage of total wholesale sales, outsourced production costs were 34.8% of our total wholesale sales in the three months ended March 31, 2016, an increase of 3.2% from the three months ended March 31, 2015. This increase was primarily attributable to increased average salaries of the employees in our outsourced manufacturing factories.

Overhead and other expenses for our wholesale business accounted for 0.4% of our total wholesale business sales for the three months ended March 31, 2016 and 2015.

For our wholesale business gross profit for the three months ended March 31, 2016 was $6.2 million, a decrease of 12.8% compared to the three months ended March 31, 2015. Gross margin was 19.1% for the three months ended March 31, 2016, a decrease of 2.4% compared to 21.5% for the three months ended March 31, 2015. The decrease was mainly due to increased outsourced production costs.

Production costs for our retail business were $21.4 million during the three months ended March 31, 2016 compared to $19.2 million during the three months ended March 31, 2015. As a percentage of retail sales, retail production costs accounted for 36.1% of our total retail sales in the three months ended March 31, 2016, compared to 29.7% of total retail sales in the three months ended March 31, 2015. The increase was due to additional $5.9 million allowance for obsolete inventories in the three months ended March 31, 2016 compared to the same period of the prior year.

Rent costs for our retail business were $15.7 million for the three months ended March 31, 2016 compared to $22.0 million for the three months ended March 31, 2015. As a percentage of retail sales, rent costs accounted for 26.5% of our total retail sales for the three months ended March 31, 2016, compared to 34.0% of total retail sales for the three months ended March 31, 2015. The decrease is primarily attributable to negotiated reductions in the variable rent percentage at certain locations.

Gross profit in our retail business for the three months ended March 31, 2016 was $22.1 million and gross margin was 37.4%. Gross profit in our retail business for the three months ended March 31, 2015 was $23.5 million and gross margin was 36.3%. The increase was attributable to decreased rent costs offset for increased production costs.

Total cost of sales for the three months ended March 31, 2016 was $63.4 million, compared to $67.3 million for the three months ended March 31, 2015, a decrease of 5.9%. As a percentage of total sales, cost of sales increased to 69.1% of total sales for the three months ended March 31, 2016, compared to 68.7% of total sales for the three months ended March 31, 2015. Consequently, gross margin decreased to 30.9% for the three months ended March 31, 2016 from 31.3% for the three months ended March 31, 2015.

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

	Three Months Ended March 31,
	2016		2015		Increase
	(In thousands of U.S. dollars, except for percentages)
Gross Profit	$28,343	30.9%	$30,608	31.3%	(7.4)%
Operating Expenses
Selling Expenses	20,913	22.8	20,255	20.7	3.2
General and Administrative Expenses	6,949	7.6	6,914	7.1	0.5
Total Operating Expenses	27,862	30.4	27,169	27.8	2.6
Income from Operations	$481	0.5%	$3,439	3.5%	(86.0)%

Selling expenses increased 3.2% to $20.9 million for the three months ended March 31, 2016 from $20.3 million for the three months ended March 31, 2015. The increase was attributable to the increased average salaries as well as the increased store decoration and marketing expenses associated with the promotion of the retail brands.

General and administrative expenses increased 0.5% to $6.9 million for the three months ended March 31, 2016 from $6.9 million for the three months ended March 31, 2015. As a percentage of total sales, general and administrative expenses increased to 7.6% of total sales for the three months ended March 31, 2016, compared to 7.1% of total sales for the three months ended March 31, 2015. The increase was mainly attributable to the increased average salaries.

Income from Operations

Income from operations decreased 86.0% to $0.5 million for the three months ended March 31, 2016 from $3.4 million for the three months ended March 31, 2015.  As a percentage of sales, income from operations accounted for 0.5% of our total sales for the three months ended March 31, 2016, a decrease of 3.0% compared to the three months ended March 31, 2015 as a result of decreased gross profit.

Interest Expense

Interest expense was $0.6 million for the three months ended March 31, 2016, a decrease of 23.0% compared to the same period in 2015. The decrease was due to the decreased bank loans borrowed.

Income Tax Expenses

Income tax expense was $0.8 and $0.8 million for the three months end March 31, 2016 and 2015, respectively.

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

The Company and the PRC Tax Bureau have agreed that payments on the tax liability $3.2 million should be made by the Company prospectively over the next two to three years period. Approximately $1.8 million has been paid as of March 31, 2016. Beginning January 1, 2014, all net income generated from Ever-Glory HK has been reported as a taxable income at 25% tax rate in PRC.

Ever-Glory International Group Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes through March 31, 2016. The net operating loss carry forwards for the United States income taxes may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2035. Management believes that the realization of the benefits from these losses is uncertain due to our limited operating history and continuing losses for the United States income tax purposes. Accordingly, we provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero.

Net (Loss) Income

Net (loss) income for the three months ended March 31, 2016 and 2015 was ($0.5) million and $2.4 million, respectively. Our basic and diluted (loss) earnings per share were ($0.02) and $0.16 for the three months ended March 31, 2016 and 2015, respectively.

Summary of Cash Flows

Summary cash flows information for the three months ended March 31, 2016 and 2015 is as follows:

	2016	2015
	(In thousands of U.S. dollars)
Net cash provided by operating activities	$14,807	$18,398
Net cash used in investing activities	$(1,633)	$(4,407)
Net cash used in financing activities	$(1,740)	$(15,514)

Net cash provided by operating activities was $14.8 and $18.4 million for the three months ended March 31, 2016 and 2015, respectively. This decrease was mainly due to decreased accounts payable, offset by decreased accounts receivable.

Net cash used in investing activities was $1.6 million and $4.4 million for the three months ended March 31, 2016 and 2015. This decrease was mainly due to we purchased land use right for our retail logistics center in the three months ended March 31, 2015 and no such activities in same period of 2016.

Net cash used in financing activities was $1.7 million and $15.5 million for the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016, we received new bank loans of $23.6 million and repaid the bank loans of $26.2 million.

Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash equivalents of $34.6 million, other current assets of $138.4 million and current liabilities of $118.8 million. We presently finance our operations primarily from cash flows from operations and borrowings from banks, and we anticipate that these will continue to be our primary source of funds to finance our short-term cash needs.

Bank Loans

In January 2014, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $9.3 million (RMB60.0 million). These loans are collateralized by the Company’s property and equipment. As of March 31, 2016, Goldenway had borrowed $6.2 million (RMB40.0 million) under this line of credit with annual interest rates ranging from 4.4% - 4.5% and due on various dates from September to October 2016. As of March 31, 2016, approximately $3.1 million was unused and available under this line of credit.

In September 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $18.5 million (RMB120.0 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of March 31, 2016, Ever-Glory Apparel had borrowed $9.0 million (RMB 58.0 million) under this line of credit with annual interest rates ranging from 4.4% - 4.6% and due on various dates from April to June 2016. As of March 31, 2016, approximately $9.5 million was unused and available under this line of credit.

In June 2014, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.7 million (RMB50.0 million). These loans are guaranteed by Mr. Kang and Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of March 31, 2016, Goldenway had borrowed $7.7 million (RMB50.0 million) under this line of credit with annual interest rates ranging from 4.6% to 5.1% and due on various dates from April to July 2016.

In July 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.2 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of March 31, 2016, Ever-Glory Apparel had borrowed $1.5 million (RMB10.0 million) under this line of credit with annual interest rate of 5.1% and due in July 2016. Ever-Glory Apparel had also borrowed $1.4 million from Nanjing Bank with an annual interest rates ranging from 1.6% to 1.7% and due in April 2016, and collateralized by approximately $1.8 million of accounts receivable from our wholesale customers. As of March 31, 2016, approximately $6.3 million was unused and available under this line of credit.

In October 2015, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.1 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of March 31, 2016, LA GO GO had borrowed $2.3 million (RMB15.0 million) under this line of credit with an annual interest rate of 5.0% and due in January 2017. As of March 31, 2016, approximately $0.8 million (RMB5.0 million) was unused and available under this line of credit.

In July 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $6.2 million (RMB40.0 million) with China Everbright Bank and guaranteed by Goldenway and Mr. Kang. These loans are also collateralized by Jiangsu Ever-Glory’s property. As of March 31, 2016, Ever-Glory Apparel had borrowed $3.7 million under this line of credit with annual interest rates ranging from 3.8% - 5.6% and due on various dates from April to July 2016, and collateralized by approximately $4.3 million of accounts receivable from wholesale customers. As of March 31, 2016, approximately $2.5 million was unused and available under this line of credit.

In June 2014, LA GO GO entered into a line of credit agreement for approximately $5.1 million (RMB33.0 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of March 31, 2016, LA GO GO had borrowed $3.1 million (RMB20.0 million) from the Bank of Communications with annual interest rates ranging from 5.0% - 5.3% and due on various dates from August to November 2016. As of March 31, 2016, approximately $2.0 million was unused and available under this line of credit.

In December 2015, LA GO GO entered into a line of credit agreement for approximately $3.1 million (RMB20.0 million) with China Minsheng Banking and guaranteed by Ever-Glory Apparel and Mr. Kang. As of March 31, 2016, LA GO GO had borrowed $3.1 million (RMB20.0 million) from China Minsheng Banking with an annual interest rate of 4.6% and due in December 2016.

In January 2015, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $12.6 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of March 31, 2016, Ever-Glory Apparel had borrowed $3.0 million from HSBC with an annual interest rates ranging from 1.1% - 3.0% and due in April 2016, and collateralized by approximately $3.7 million of accounts receivable from our wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of March 31, 2016, approximately $9.6 million was unused and available under this line of credit.

In December 2014, LA GO GO entered into a line of credit agreement for approximately $5.5 million (RMB36.0 million) with the China Citic Bank and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of March 31, 2016, LA GO GO had borrowed $1.4 million (RMB9.0 million) from the Bank of Communications with annual interest rate at 4.5% and due on December 2016. As of March 31, 2016, approximately $4.1 million was unused and available under this line of credit.

All bank loans are used to fund our daily operations.

DERIVATIVE LIABILITY

At March 31, 2016 and December 31, 2015, the Company had four outstanding forward foreign exchange contracts (sell US dollars for RMB), with total notional amount of $11.1 million. The fair value of these contracts at March 31, 2016 and December 31, 2015, as well as realized losses on these foreign currency derivative activities during 2015 and during the months ended March 31, 2016 were not significant.

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

As of March 31, 2016, we had access to approximately $80.3 million in lines of credit, of which approximately $38.1 million was unused and available. These credit facilities do not include any covenants. We have agreed to provide Jiangsu Ever-Glory a counter-guarantee of not less than 70% of the maximum aggregate lines of credit and borrowings guaranteed by Jiangsu Ever-Glory and collateralized by the assets of Jiangsu Ever-Glory and its equity investee, Nanjing Knitting, under agreements executed between the Company, Jiangsu Ever-Glory, Nanjing Knitting, and the banks. The maximum aggregate lines of credit and available borrowings was approximately $52.5 million (RMB 339 million) and approximately $18.0 (RMB 116 million) was provided to Jiangsu Ever-Glory as the counter guarantee as of March 31, 2016.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004, the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of March 31, 2016, the market foreign exchange rate had increased to 6.45 RMB to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future, and will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel, Taixin, He Meida, Huirui, Shanghai LA GO GO, Yalan, Shanghai Yiduo, Tianjin LA GO GO and Jiangsu LA GO GO (whose functional currency is RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain for the three months ended March 31, 2016 and 2015 was approximately $0.8 million and $0.5 million, respectively.

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

Interest Rates: Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. On March 31, 2016, we had $34.6 million in cash and cash equivalents. A hypothetical 5% increase or decrease in either the short term or long term interest rates would not have any material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates: We pay our suppliers and employees in Chinese RMB, however, most of our wholesale customers are located in the U.S., Japan and Europe and we generate sales from them in U.S. Dollars, Euros and British Pounds. Accordingly, our business has substantial exposure to changes in exchange rates between and among the Chinese RMB, the U.S. Dollar, the Euro and the British Pound. In the last decade, the RMB was initially pegged at 8.26 RMB to one U.S. Dollar. On July 21, 2005 it was revalued to 8.09 per U.S. Dollar. Following the removal of the peg to the U.S. Dollar and pressure from the United States, the People’s Bank of China also announced that the RMB would be pegged to a basket of foreign currencies, rather than being strictly tied to the U.S. Dollar, and would be allowed to float trade within a narrow 0.3% daily band against this basket of currencies. The PRC government has stated that the basket is dominated by the U.S. Dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British Pound, Thai Baht, Russian Ruble, Australian Dollar, Canadian Dollar and Singapore Dollar. There can be no assurance that the relationship between the RMB and these currencies will remain stable over time, especially in light of the significant political pressure on the Chinese government to permit the free flotation of the RMB, which could result in greater and more frequent fluctuations in the exchange rate between the RMB, the U.S. Dollar and the Euro. On March 31, 2016, the exchange rate between the RMB and U.S. Dollar was 6.45RMB to one U.S. Dollar. For additional discussion regarding our foreign currency risk, see the section titled Risk Factors in the Annual Report on Form 10-K for our fiscal year ended December 31, 2015. Fluctuation in the value of Chinese RMB relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.

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

Evaluation of Disclosure Controls and Procedures. As of  March 31, 2016, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of March 31, 2016. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9 of our annual report for fiscal year ended December 31, 2015.  As of March 31, 2016, we had not completed the remediation of these material weaknesses.

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

Changes in Internal Control over Financial Reporting

Our management has worked, and will continue to work to improve our internal controls over financial reporting. During the three months ended March 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no material change in the information provided in Item 1A of Form 10-K Annual Report for the year ended December 31, 2015 filed with the SEC on March 28, 2016.

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

May 13, 2016	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jiansong Wang
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

