Form 10-Q
period 2016-06-30
Ever-Glory International Group, Inc.
filed 2016-08-15
CIK 943184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 11, 2016, 14,787,940 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

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

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

AS OF JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,475	$22,702
Accounts receivable	62,233	87,527
Inventories	62,720	75,063
Value added tax receivable	5,215	2,736
Other receivables and prepaid expenses	4,899	3,840
Advances on inventory purchases	3,658	6,193
Amounts due from related parties	1,054	2,535
Total Current Assets	167,254	200,596

INTANGIBLE ASSETS	6,041	6,217
PROPERTY AND EQUIPMENT, NET	23,791	21,906
TOTAL ASSETS	$197,086	$228,719

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loans	$43,675	$44,841
Accounts payable	44,240	66,118
Accounts payable and other payables - related parties	2,530	2,823
Other payables and accrued liabilities	16,949	22,221
Value added and other taxes payable	4,317	6,882
Income tax payable	1,701	4,052
Total Current Liabilities	113,412	146,937

NONCURRENT LIABILITIES
Deferred tax liabilities	2,910	2,992
TOTAL LIABILITIES	116,322	149,929

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Stockholders' equity:
Preferred stock ($.001 par value, authorized 5,000,000 shares, no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares, 14,787,940 and 14,785,868 shares issued and outstanding As of June 30, 2016 and December 31, 2015, respectively)	15	15
Additional paid-in capital	3,602	3,597
Retained earnings	81,223	78,439
Statutory reserve	15,327	15,327
Accumulated other comprehensive income	853	3,249
Amounts due from related party	(19,967)	(21,776)
Total equity attributable to stockholders of the Company	81,053	78,851
Noncontrolling interest	(289)	(61)
Total Equity	80,764	78,790
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$197,086	$228,719

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
NET SALES	$80,676	$75,727	$172,369	$173,630
COST OF SALES	53,961	45,679	117,311	112,974

GROSS PROFIT	26,715	30,048	55,058	60,656

OPERATING EXPENSES
Selling expenses	16,043	17,583	36,956	37,838
General and administrative expenses	7,316	7,606	14,265	14,520
Total Operating Expenses	23,359	25,189	51,221	52,358

INCOME FROM OPERATIONS	3,356	4,859	3,837	8,298

OTHER INCOME (EXPENSES)
Interest income	237	215	621	539
Interest expense	(334)	(716)	(931)	(1,492)
Other income	621	539	687	772
Total Other Income (Expenses)	524	38	377	(181)

INCOME BEFORE INCOME TAX EXPENSE	3,880	4,897	4,214	8,117
Income tax expense	(828)	(1,379)	(1,662)	(2,204)

NET INCOME	3,052	3,518	2,552	5,913

Net loss attributable to the non-controlling interest	93	80	233	81
NET INCOME ATTRIBUTABLE TO THE COMPANY	3,145	3,598	2,785	5,994

NET INCOME	$3,052	$3,518	$2,552	$5,913

Foreign currency translation (loss) gain	(3,178)	(127)	(2,396)	329
COMPREHENSIVE INCOME	(126)	3,391	156	6,242

Comprehensive loss attributable to the non-controlling interest	85	80	228	81
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(41)	$3,471	$384	$6,323

EARNINGS PER SHARE ATTRIBUTABLE TO THE COMPANY’S STOCKHOLDERS
Basic and diluted	$0.21	$0.24	$0.19	$0.41
Weighted average number of shares outstanding
Basic and diluted	14,787,302	14,784,094	14,786,589	14,784,094

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,552	$5,913
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,331	4,678
Recovering for doubtful accounts	-	(143)
Provision for obsolete inventories	7,111	-
Deferred income tax	(14)	3
Stock-based compensation	5	-
Changes in operating assets and liabilities
Accounts receivable	23,903	34,101
Inventories	3,901	(7,266)
Value added tax receivable	(2,583)	(1,333)
Other receivables and prepaid expenses	(1,166)	865
Advances on inventory purchases	2,434	1,055
Amounts due from related parties	1,092	186
Accounts payable	(20,847)	(13,416)
Accounts payable and other payables- related parties	(275)	(1,074)
Other payables and accrued liabilities	(4,852)	(1,987)
Value added and other taxes payable	(2,448)	(779)
Income tax payable	(2,297)	(1,099)
Net cash provided by operating activities	9,847	19,704

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(5,692)	(5,438)
Proceeds from sale of property and equipment	-	4
Purchase of intangible assets	-	(1,732)
Acquisition of Yiduo net of cash acquired	-	(457)
Net cash (used in) investing activities	(5,692)	(7,623)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	48,295	52,715
Repayment of bank loans	(48,521)	(72,217)
Repayment of loans from related party	1,836	2,444
Advances to related party	-	(815)
Net cash provided by (used in) financing activities	1,610	(17,873)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(992)	(91)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,773	(5,883)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,702	34,134

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,475	$28,251

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest	$931	$1,492
Income taxes	$4,442	$3,301
SUPPLEMENTAL INFORMATION OF NONCASH INVESTING ACTIVITIES
Increase in intangible assets and non-controlling interests	-	$233

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of June 30, 2016, the condensed consolidated statements of income and comprehensive income (loss), and cash flows for the three and six months ended June 30, 2016 and 2015. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements.

Wholesale revenues are generally higher in the third and fourth fiscal quarters, while retail revenues are generally higher in the first and fourth fiscal quarters. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

At June 30, 2016, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions that management considers to be of a high quality.

As of June 30, 2016, the Company has a derivative liability subject to recurring fair value measurement (Level 3) with the change in fair value recognized in earnings (Note 5).

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

For subsidiaries whose functional currency is the RMB, all assets and liabilities were translated at the exchange rate at the balance sheet date; equity was translated at historical rates and items in the statement of income and comprehensive income (loss) were translated at the average rate for the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Items in the cash flow statement are translated at the average exchange rate for the period.

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

NOTE 3 INVENTORIES

Inventories at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
	(In thousands of U.S. Dollars)
Raw materials	$1,886	$2,819
Work-in-progress	22,877	22,090
Finished goods	57,089	69,692
	81,852	94,601
Less: allowance for obsolete inventories	(19,132)	(19,538)
Total inventories	$62,720	$75,063

NOTE 4 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short term bank loans consisted of the following as of June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
Bank	(In thousands of U.S. Dollars)
Industrial and Commercial Bank of China	$17,759	$16,940
Nanjing Bank	7,901	13,951
China Everbright Bank	4,272	3,121
HSBC	3,737	3,129
Bank of Communications	3,010	3,080
China Minsheng Banking	3,010	3,080
Bank of China	2,631	-
China Citic Bank	1,355	-
Pin An Bank	-	1,540
	$43,675	$44,841

In January 2014, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $9.0 million (RMB60.0 million). These loans are collateralized by the Company’s property and equipment. As of June 30, 2016, Goldenway had borrowed $6.0 million (RMB40.0 million) under this line of credit with annual interest rates ranging from 4.4% - 4.5% and due on various dates from September to October 2016. As of June 30, 2016, approximately $3.0 million was unused and available under this line of credit.

In September 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $18.1 million (RMB120.0 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of June 30, 2016, Ever-Glory Apparel had borrowed $11.7 million (RMB 78.0 million) under this line of credit with annual interest rate at 4.4% and due on various dates from July to December 2016. As of June 30, 2016, approximately $6.4 million was unused and available under this line of credit.

In June 2016, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.5 million (RMB50.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of June 30, 2016, approximately $7.5 million was unused and available under this line of credit.

In June 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.0 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of June 30, 2016, Ever-Glory Apparel had borrowed $3.0 million (RMB20.0 million) under this line of credit with annual interest rate of 5.0% and due on various dates from July to September 2016. Ever-Glory Apparel had also borrowed $2.6 million from Nanjing Bank with an annual interest rates ranging from 3.5% to 4.0% and due in October 2016, and collateralized by approximately $3.0 million of accounts receivable from our wholesale customers. As of June 30, 2016, approximately $3.4 million was unused and available under this line of credit.

In October 2015, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.0 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of June 30, 2016, LA GO GO had borrowed $2.3 million (RMB15.0 million) under this line of credit with an annual interest rate of 5.0% and due in January 2017. As of June 30, 2016, approximately $0.7 million (RMB5.0 million) was unused and available under this line of credit.

In July 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $6.0 million (RMB40.0 million) with China Everbright Bank and guaranteed by Goldenway and Mr. Kang. These loans are also collateralized by Jiangsu Ever-Glory’s property. As of June 30, 2016, Ever-Glory Apparel had borrowed $4.3 million under this line of credit with annual interest rates ranging from 2.8% - 3.8% and due on various dates from July to November 2016, and collateralized by approximately $5.2 million of accounts receivable from wholesale customers. As of June 30, 2016, approximately $1.7 million was unused and available under this line of credit.

In January 2015, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $12.6 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of June 30, 2016, Ever-Glory Apparel had borrowed $3.7 million from HSBC with an annual interest rates ranging from 1.1% - 3.0% and due in July 2016, and collateralized by approximately $4.3 million of accounts receivable from our wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of June 30, 2016, approximately $8.9 million was unused and available under this line of credit.

In June 2014, LA GO GO entered into a line of credit agreement for approximately $5.0 million (RMB33.0 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of June 30, 2016, LA GO GO had borrowed $3.0 million (RMB20.0 million) from the Bank of Communications with annual interest rates ranging from 5.0% - 5.3% and due on various dates from August to November 2016. As of June 30, 2016, approximately $2.0 million was unused and available under this line of credit.

In December 2015, LA GO GO entered into a line of credit agreement for approximately $3.0 million (RMB20.0 million) with China Minsheng Banking and guaranteed by Ever-Glory Apparel and Mr. Kang. As of June 30, 2016, LA GO GO had borrowed $3.0 million (RMB20.0 million) from China Minsheng Banking with an annual interest rate of 4.6% and due in December 2016.

In March 2016, Ever-Glory Apparel entered into a line of credit agreement for approximately $3.8 million (RMB25.0 million) with Bank of China and guaranteed by Jiangsu Ever-Glory and Mr. Kang. These loans are also collateralized by assets of Jiangsu Ever-Glory’s equity investee, Chuzhou Huarui, under a collateral agreement executed by Ever-Glory Apparel, Chuzhou Huarui and Bank of China. As of June 30, 2016, Ever-Glory Apparel had borrowed $1.5 million (RMB10.0 million) under this line of credit with annual interest rate at 4.8% and due in October 2016, Ever-Glory Apparel had borrowed $1.1 million from Bank of China with an annual interest rate at 2.5% and due in August 2016, and collateralized by approximately $1.4 million of accounts receivable from our wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of June 30, 2016, approximately $1.2 million was unused and available under this line of credit.

In December 2014, LA GO GO entered into a line of credit agreement for approximately $5.4 million (RMB36.0 million) with the China Citic Bank and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of June 30, 2016, LA GO GO had borrowed $1.4 million (RMB9.0 million) from the Bank of Communications with annual interest rate at 4.6% and due on December 2016. As of June 30, 2016, approximately $4.0 million was unused and available under this line of credit.

All loans have been repaid before or at maturity date.

Total interest expense on bank loans amounted to $0.3 million, $0.9 million, $0.7 million and $1.5 million for the three and six months ended June 30, 2016 and 2015, respectively.

NOTE 5 DERIVATIVE LIABILITY

As of June 30, 2016, the Company had three outstanding forward foreign exchange contracts (sell US dollars for RMB), with total notional amount of $9.5 million, and one outstanding forward foreign exchange contract (sell EUR dollars for RMB), with total notional amount of EUR0.65 million. As of December 31, 2015, the Company had four outstanding forward foreign exchange contracts (sell US dollars for RMB), with total notional amount of $11.1 million. The fair value of these contracts as of June 30, 2016 and December 31, 2015, as well as realized losses on these foreign currency derivative activities during 2015 and the six months ended June 30, 2016 were not significant.

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

Although the Company’s parent entity is a U.S. entity, the Company’s primary operations are through subsidiaries located in China, certain apparel manufacturing is performed outside of China in Southeast Asia, and sales are made globally. Therefore, the Company uses significant judgment to calculate and provide for income taxes in each of the tax jurisdictions in which it operates. In the ordinary course of the Company’s business, there are transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of transfer pricing for transactions with the Company’s subsidiaries, potential challenges to nexus, value added estimates, and similar matters. In September 2009, the Company formed its subsidiary, Ever-Glory HK, domiciled in Samoa, in order to engage in certain limited import and export of apparel, fabric and accessories, as well as to efficiently address currency exchange matters with international transactions. Over the past few years, the operational matters handled by this subsidiary have expanded with respect to sub-contracting of certain manufacturing work outside of China, as well as to other operational matters with non-PRC customers and vendors. Additionally, over this time period, tax guidance, rules and positions taken by the PRC with respect to transfer pricing issues have evolved, and in certain cases, become more standardized. As part of the Company’s on-going process of evaluating its tax positions, the Company considered various factors as they relate to its Samoan subsidiary and as related to intercompany transactions. This evaluation resulted in a change in the Company’s estimate of exposure to potential unfavorable outcomes related to these uncertainties, and the Company recorded a tax liability of approximately $3.2 million as of December 31, 2013 based on the probability for such outcomes.

The Company and the PRC Tax Bureau have agreed that payments on the tax liability $3.2 million should be made by the Company prospectively over the next two to three years period. Approximately $2.3 million has been paid as of June 30, 2016. Beginning January 1, 2014, all net income generated from Ever-Glory HK has been reported as a taxable income at 25% tax rate in PRC.

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

After the tax liability adjustment resulted from the reevaluation of the Company’s tax position (resulting in the company allocating substantially all of the earnings of the Samoan subsidiary to the PRC and reporting such earnings as taxable in the PRC), pre-tax income for the three and six months ended June 30, 2016 and 2015 was taxable in the following jurisdictions:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands of U.S. Dollars)
PRC	$3,884	$4,900	$4,218	$8,213
BVI	(1)	(1)	1	(91)
Others	(3)	(2)	(5)	(5)
	$3,880	$4,897	$4,214	$8,117

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three and six months ended June 30, 2016 and 2015:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
PRC statutory rate	25.0%	25.0%	25.0%	25.0%
Preferential tax treatment	-	(0.3)	-	(0.7)
Effect of foreign income tax rates	-	-	-	0.3
Net operating losses for which no deferred tax assets was recognized	-	-	14.4	-
Other	(3.7)	3.5	-	2.6
Effective income tax rate	21.3%	28.2%	39.4%	27.2%

Income tax expense for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Current	$640	$1,245	$1,744	$2,184
Deferred	188	134	(82)	20
Income tax expense	$828	$1,379	$1,662	$2,204

The Company has not recorded U.S. deferred income taxes on approximately $81.2 million of its non-U.S. subsidiaries’ undistributed earnings because such amounts are intended to be reinvested outside the United States indefinitely. If these earnings were repatriated to the United States, the Company would be required to accrue and pay U.S. federal income taxes and foreign withholding taxes, as adjusted for foreign tax credits. Determination of the amount of any unrecognized deferred income tax liability on these earnings is not practicable.

NOTE 7 EARNINGS PER SHARE

The following demonstrates the calculation for earnings per share for the three and six months ended June 30, 2016 and 2015:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Weighted average number of common shares – Basic and diluted	14,787,302	14,784,094	14,786,589	14,784,094
Earnings per share – Basic and diluted	$0.21	$0.24	$0.19	$0.41

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

Other income from Related Parties

Jiangsu Wubijia Trading Company Limited (“Wubijia”) is an entity engaged in high-grade home goods sales and is controlled by Mr. Kang. Wubijia has sold their home goods on consignment in certain Company’s retail stores since the third quarter of 2014. During the three and six months ended June 30, 2016 and 2015, the Company received $4,720, $11,255, $2,026 and $9,786 from the customers and paid $5,675, $10,285, $2,480 and $9,100 to Wubijia through the consignment, respectively. The net (loss) profit of ($955), $970, ($454) and $686 was recorded as other income (expenses) during the three and six months ended June 30, 2016 and 2015, respectively.

Nanjing Knitting Company Limited (“Nanjing Knitting”) is an entity engaged in knitted fabric products and knitting underwear sales and is controlled by Mr. Kang. Nanjing Knitting has sold their knitting underwear on consignment in some Company’s retail stores since the third quarter of 2015. During the three and six months ended June 30, 2016, the Company received $70,456 and $100,839 from the customers and paid $60,490 and $85,446 to Nanjing Knitting through the consignment, respectively. The net profit of $9,966 and $15,393 was recorded as other income during the three and six months ended June 30, 2016.

Included in other income for the three and six months ended June 30, 2016 and 2015 is rent income from EsC’Lav, the entity controlled by Mr. Kang under operating lease agreement with term though 2016. The rent income is $16,647, $32,433, $17,596 and $35,105 for the three and six months ended June 30, 2016 and 2015, respectively.

Other expenses due to Related Parties

Included in other expenses for the three and six months ended June 30, 2016 and 2015 are rent costs due to entities controlled by Mr. Kang under operating lease agreements as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$12	$13	$24	$26
Chuzhou Huarui	57	61	114	122
Kunshan Enjin	11	12	22	24
Total	$80	$86	$160	$172

The Company leases Jiangsu Ever-Glory's factory as the factory is in a location where there is a good supply of experienced workers. The Company leases Chuzhou Huarui and Kunshan Enjin's warehouse spaces because the locations are convenient for transportation and distribution.

Purchases from and Sub-contracts with Related Parties

The Company purchased raw materials from Nanjing Knitting totaling $0.14 million, $0.34 million, $0.51 million and $0.69 million during the three and six months ended June 30, 2016 and 2015, respectively.

In addition, Sub-contracts with related parties included in cost of sales for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands of U.S. Dollars)
Chuzhou huarui	$1,370	$1,461	$3,694	$2,493
Fengyang huarui	299	327	502	736
Nanjing Ever-Kyowa	522	314	995	587
Ever-Glory Vietnam	3,018	3,852	5,057	4,888
Ever-Glory Cambodia	757	68	2,095	372
EsCeLav	5	-	5	2
Shanghai Sea to Sky	-	1	-	259
Jiangsu Ever-Glory	-	26	51	26
	$5,971	$6,049	$12,399	$9,363

Accounts Payable – Related Parties

The accounts payable to related parties at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$1,109	2,003
Fengyang Huarui	-	84
Nanjing Ever-Kyowa	685	561
Chuzhou Huarui	610	175
Nanjing Knitting	126	-
Total	$2,530	$2,823

Amounts Due From Related Parties-current assets

The amounts due from related parties as of June30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$628	$2,412
Nanjing Knitting	-	106
Fengyang Huarui	257	-
Ever-Glory Cambodia	109	15
EsC'eLav	60	2
Total	$1,054	$2,535

As of June 30, 2016, the Company prepaid $0.26 million and $0.11 million to the sub-contractors, Fengyang Huarui and Ever-Glory Cambodia, respectively, for the next period’s subcontracting fees.

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. During three and six months ended June 30, 2016 and 2015, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices.  The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at a cost of $1.9 million and $3.0 million during the six-month period ended June 30, 2016 and 2015, respectively. Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at a cost of $0.3 million and $0.03 million during the six months ended June 30, 2016 and 2015, respectively.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not more than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of June 30, 2016 and December 31, 2015, Jiangsu Ever-Glory has provided guarantees for approximately $54.8 million (RMB364 million) (2016) and $52.2 million (RMB339.0 million) (2015) of lines of credit obtained by the Company. Jiangsu Ever-Glory, Chuzhou Huarui and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $31.0million (RMB206 million) (2016) and $22.8 million (RMB148.0 million) (2015) as of June 30, 2016 and December 31, 2015, respectively.  Mr. Kang has also provided a personal guarantee for $40.1 million (RMB266.3 million).

As of December 31, 2015, $18.8 million (RMB122.0 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the six months ended June 30, 2016, repayment of $1.84 million (RMB12 million) was received from Jiangsu Ever-Glory under the counter-guarantee. As of June 30, 2016, the amount of the counter-guarantee was $16.6 million (RMB110 million) (the difference represents currency exchange adjustment of $0.4 million), which was 27.8% of the aggregate amount of lines of credit. This amount plus accrued interest of $3.38 million have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. At June 30, 2016 and 2015, the amount classified as a reduction of equity was $19.97 million and $21.78 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. Since April 1, 2015, interest rate has changed to 0.41% as the bank benchmark interest rate decreased. Interest income for the three and six months ended June 30, 2016 and 2015 was approximately $0.2 million, $0.4 million , $0.2 million and $0.5 million, respectively.

NOTE 10 CONCENTRATIONS AND RISKS

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Based on management’s assessment of the amount of probable credit losses, if any, in existing accounts receivable. The allowance for doubtful accounts at June 30, 2016 and December 31, 2015 was $1.05 million and $2.18 million, respectively. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions in the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability.

For the six-month period ended June 30, 2016, the Company had no wholesale customer that represented more than 10% of the Company’s revenues. For the three-month period ended June 30, 2016, the Company had two wholesale customers that represented approximately 12.4% and 10% of the Company’s revenues. For the six-month period ended June 30, 2015, the Company had two wholesale customers that represented approximately 13% and 11% of the Company’s revenues, respectively. For the three-month period ended June 30, 2015, the Company had one wholesale customer that represented approximately 10% of the Company’s revenues.

For the Company’s wholesale business during the three and six months ended June 30, 2016 and 2015, no supplier represented more than 10% of the total raw materials purchased.

For the Company’s retail business, the Company had one supplier that represented 11.9% and 10.5% of raw materials purchases during the three and six months ended June 30, 2016. The Company had no supplier that represented more than 10% of raw materials purchases during the three and six months ended June 30, 2015.

For the wholesale business, during the six months ended June 30, 2016, the Company relied on two manufacturers for 23.9% and 17.5% of purchased finished goods, respectively. For the wholesale business, during the six months ended June 30, 2015, the Company relied on two manufacturers for 23% and 12% of purchased finished goods, respectively. During the three months ended June 30, 2016, the Company relied on two manufacturers for 36.1% and 16.4% of purchased finished goods, respectively. During the three months ended June 30, 2015, the Company relied on two manufacturers for 35% and 13% of purchased finished goods, respectively.

For the retail business, the Company had no supplier that represented more than 10% of finished goods purchases during the three and six months ended June 30, 2016 and 2015.

The Company’s revenues for the three and six months ended June 30, 2016 and 2015 were earned in the following geographic areas:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands of U.S. Dollars)
The People’s Republic of China	$11,265	$9,374	$26,064	$28,307
Germany	790	2,780	2,243	7,267
United Kingdom	3,831	3,828	6,419	6,981
Europe-Other	12,821	6,897	18,275	8,699
Japan	1,807	2,934	6,619	5,864
United States	7,294	3,979	10,738	5,948
Total wholesale business	37,808	29,792	70,358	63,066
Retail business	42,868	45,935	102,011	110,564
Total	$80,676	$75,727	$172,369	$173,630

NOTE 11 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)  Wholesale segment

(b)  Retail segment

The Company also provides general corporate services to its segments and these costs are reported as "corporate and others”:

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
Six months ended June 30, 2016
Segment profit or loss:
Net revenue from external customers	$70,358	102,011	172,369
Income from operations	$3,449	388	3,837
Interest income	$589	32	621
Interest expense	$702	229	931
Depreciation and amortization	$504	2,827	3,331
Income tax expense	$842	820	1,662

Six months ended June 30, 2015
Segment profit or loss:
Net revenue from external customers	$63,066	110,564	173,630
Income from operations	$3,585	4,713	8,298
Interest income	$501	38	539
Interest expense	$1,116	376	1,492
Depreciation and amortization	$597	4,081	4,678
Income tax expense	$871	1,333	2,204

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
Three months ended June 30, 2016
Segment profit or loss:
Net revenue from external customers	$37,808	42,868	80,676
Income from operations	$1,644	1,712	3,356
Interest income	$218	19	237
Interest expense	$213	121	334
Depreciation and amortization	$250	1,323	1,573
Income tax expense	$417	411	828

Three months ended June 30, 2015
Segment profit or loss:
Net revenue from external customers	$29,792	45,935	75,727
Income from operations	$1,753	3,106	4,859
Interest income	$193	22	215
Interest expense	$522	194	716
Depreciation and amortization	$255	1,913	2,168
Income tax expense	$416	963	1,379

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2016 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We are a retailer of branded fashion apparel and leading global apparel supply chain solution provider based in China. We are listed on the NASDAQ Global Market under the symbol of “EVK”.

We classify our businesses into two segments: Wholesale and Retail. Our wholesale business consists of wholesale-channel sales made principally to domestically and international recognized brands, and department stores located throughout Europe, the U.S., Japan and the People’s Republic of China (“PRC”). We focus on well-known, middle-to-high end casual wear, sportswear, and outerwear brands. Our retail business consists of retail-channel sales directly to consumers through retail stores located throughout the PRC as well as sales via online stores at Tmall, Dangdang mall, JD.com, VIP.com and etc.

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

Business Objectives

Wholesale Business

We believe the enduring strength of our wholesale business is mainly due to our consistent emphasis on innovative and distinctive product designs that stand for exceptional styling and quality. We maintain long-term, satisfactory relationships with a portfolio of well-known and mid-class global brands.

The primary business objective for our wholesale segment is to expand our portfolio into higher-class brands, expand our customer base and improve our profit. We believe that our growth opportunities and continued investment initiatives include:

●	Expanding our global sourcing network;

●	Expanding our overseas low-cost manufacturing base (outside of mainland China);

●	Focusing on high value-added products and continuing our strategy to produce mid-to-high end apparel;

●	Continuing to emphasize product design and technology utilization;

●	Seeking strategic acquisitions of international distributors that could enhance global sales and our distribution network; and

●	Maintaining stable revenue increase in the markets while shifting focus to higher margin wholesale markets such as mainland China.

Retail Business

The business objectives for our retail segment are to establish leading brands of women’s apparel and to build a nationwide retail network in China. As of June 30, 2016, we had 1,275 stores (including store-in-stores), which included 145 stores that were opened and 29 stores that were closed in the first half of 2016.

We believe that our growth opportunities and continued investment initiatives include:

●	Building our retail brand to be recognized as a major player in the mid-to-high end women’s apparel market in China;

●	Expanding our retail network throughout China;

●	Improving our retail stores’ efficiency and increasing same-store sales;

●	Continuing to launch retail flagship stores in Tier-1 cities and increasing our penetration and coverage in Tier-2 and Tier-3 cities; and

●	Becoming a multi-brand operator.

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

Retail business

For store-in-store shops, we generally receive payments from the stores between 60 to 90 days following the date of the register receipt. For our own flagship stores, we receive payments on the same day of the register receipt. For sales from e-commerce platforms such as Tmall, Dangdang mall, JD.com, VIP.com and etc., we generally receive payments between 5 to 15 days following the date of the register receipt.

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

Results of Operations for the three months ended June 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended June 30, 2016 and 2015. The table and the discussion below should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended June 30,
	2016		2015
	(In thousands of U.S. dollars, except for percentages)
Sales	$80,676	100.0%	$75,727	100.0%
Gross Profit	$26,715	33.1%	$30,048	39.7%
Operating Expense	$23,359	29.0%	$25,189	33.3%
Income From Operations	$3,356	4.2%	$4,859	6.4%
Other Income (Expenses)	$524	0.6%	$38	0.1%
Income tax expense	$828	1.0%	$1,379	1.8%
Net Income	$3,052	3.8%	$3,518	4.6%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended June 30, 2016 and 2015.

	2016	% of total sales	2015	% of total sales	Growth (Decrease) in 2016 compared with 2015
Wholesale business	(In thousands of U.S. dollars)		(In thousands of U.S. dollars)
The People’s Republic of China	$11,265	14.0%	$9,374	12.4%	20.2%
Germany	790	1.0	2,780	3.7	(71.6)
United Kingdom	3,831	4.7	3,828	5.0	0.1
Europe-Other	12,821	15.9	6,897	9.1	85.9
Japan	1,807	2.2	2,934	3.9	(38.4)
United States	7,294	9.1	3,979	5.2	83.3
Total Wholesale business	37,808	46.9	29,792	39.3	26.9
Retail business	42,868	53.1	45,935	60.7	(6.7)
Total sales	$80,676	100.0%	$75,727	100.0%	6.5%

Sales for the three months ended June 30, 2016 were $80.7 million, a 6.5% increase compared with the three months ended June 30, 2015. This increase was primarily attributable to a 26.9% increase in sales in our wholesale business partially offset by a 6.7% decrease in our retail business.

Sales generated from our wholesale business contributed 46.9% or $37.8 million of our total sales for the three months ended June 30, 2016, a 26.9% increase compared with $29.8 million in the three months ended June 30, 2015. This increase was primarily attributable to an increase in sales in PRC, Europe-Other and United States partially offset by a decrease in sales in Germany and Japan.

Sales generated from our retail business contributed 53.1% or $42.9 million of our total sales for the three months ended June 30, 2016, a 6.7% decrease compared with 60.7% or $45.9 million in the three months ended June 30, 2016. This decrease was primarily due to a decrease in same store sales.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended June 30, 2016 and 2015.

					Growth
					(Decrease) in 2016
	Three months ended June 30,				Compared
	2016		2015		with 2015
	(In thousands of U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$37,808	100.0%	$29,792	100.0%	26.9%
Raw Materials	16,852	44.6	13,501	45.3	24.8
Labor	1,383	3.7	1,472	4.9	(6.0)
Outsourced Production Costs	13,363	35.3	8,433	28.3	58.5
Other and Overhead	119	0.3	141	0.5	(15.6)
Total Cost of Sales for Wholesale	31,717	83.9	23,547	79.0	34.7
Gross Profit for Wholesale	6,091	16.1	6,245	21.0	(2.5)
Net Sales for Retail	42,868	100.0	45,935	100.0	(6.7)
Production Costs	12,669	29.6	11,380	24.8	11.3
Rent	9,575	22.3	10,752	23.4	(10.9)
Total Cost of Sales for Retail	22,244	51.9	22,132	48.2	0.5
Gross Profit for Retail	20,624	48.1	23,803	51.8	(13.4)
Total Cost of Sales	53,961	66.9	45,679	60.3	18.1
Gross Profit	$26,715	33.1%	$30,048	39.7%	(11.1)%

Raw material costs for our wholesale business were 44.6% of our total wholesale business sales in the three months ended June 30, 2016, compared with 45.3% in the three months ended June 30, 2015. The decrease was mainly due to lower raw material prices.

Labor costs for our wholesale business were 3.7% of our total wholesale business sales in the three months ended June 30, 2016, compared with 4.9% in the three months ended June 30, 2015. The marginal decrease was mainly due to a higher number of outsourced orders in 2016.

Outsourced production costs for our wholesale business for the three months ended June 30, 2016 increased 58.5% to $13.4 million from $8.4 million for the three months ended June 30, 2015. Outsourced production costs accounted for 35.3% of our total wholesale business sales in the three months ended June 30, 2016, a 7.0% increase from the three months ended June 30, 2015. This increase was primarily attributable to higher average employee salaries at our outsourced manufacturing factories.

Overhead and other expenses for our wholesale business accounted for 0.3% of our total wholesale business sales for the three months ended June 30, 2016, compared with 0.5% of total wholesale business sales for the three months ended June 30, 2015.

Wholesale business gross profit for the three months ended June 30, 2016 was $6.1 million compared with $6.2 million for the three months ended June 30, 2015. Gross profit accounted for 16.1% of our total wholesale sales for the three months ended June 30, 2016, compared with 21.0% for the three months ended June 30, 2015. The decrease was mainly due to an increase in outsourced manufacturing costs.

Production costs for our retail business were $12.7 million for the three months ended June 30, 2016 compared with $11.4 million during the three months ended June 30, 2015. Retail production costs accounted for 29.6% of our total retail sales in the three months ended June 30, 2016, compared with 24.8% for the three months ended June 30, 2015. The increase was due to increased in discounts on our out-of-season products in the three months ended June 30, 2016 compared with the same period of the prior year.

Rent costs for our retail business for the three months ended June 30, 2016 were $9.6 million compared with $10.8 million for the three months ended June 30, 2015. Rent costs for our retail business accounted for 22.3% of our total retail sales for the three months ended June 30, 2016, compared with 23.4% for the three months ended June 30, 2015. The decrease was primarily attributable to lower variable rent charged at certain locations.

Gross profit in our retail business for the three months ended June 30, 2016 was $20.6 million and gross margin was 48.1%. Gross profit in our retail business for the three months ended June 30, 2015 was $23.8 million and gross margin was 51.8%.

Total cost of sales for the three months ended June 30, 2016 was $54.0 million, an 18.1% increase from $45.7 million for the three months ended June 30, 2015. Total cost of sales as a percentage of total sales for the three months ended June 30, 2016 was 66.9%, compared with 60.3% for the three months ended June 30, 2015. Gross margin for the three months ended June 30, 2016 was 33.1% compared with 39.7% for the three months ended June 30, 2015.

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

Costs of our distribution network that are excluded from cost of sales consist of local transportation and unloading charges and product inspection charges. Accordingly our gross profit amounts may not be comparable to those of other companies who include these amounts in cost of sales.

	Three Months Ended June 30,				Increase (Decrease) in 2016 Compared
	2016		2015		to 2015
	(In thousands of U.S. dollars, except for percentages)
Gross Profit	$26,715	33.1%	$30,048	39.7%	(11.1)%
Operating Expenses:
Selling Expenses	16,043	19.9	17,583	23.2	(8.8)
General and Administrative Expenses	7,316	9.1	7,606	10.0	(3.8)
Total	23,359	29.0	25,189	33.3	(7.3)
Income from Operations	$3,356	4.2%	$4,859	6.4%	(30.9)%

Selling expenses for the three months ended June 30, 2016 decreased 8.8% to $16.0 million from $17.6 million for the three months ended June 30, 2015. The decrease was attributable to lower retail sales and a decrease in store management expense.

General and administrative expenses for the three months ended June 30, 2016 decreased 3.8% to $7.3 million from $7.6 million for the three months ended June 30, 2015.

Income from Operations

Income from operations for the three months ended June 30, 2016 decreased 30.9% to $3.4 million from $4.9 million for the three months ended June 30, 2015. Income from operations for the three months ended June 30, 2016 accounted for 4.2% of our total sales, a 2.3% decrease compared with the three months ended June 30, 2015 as a result of decreased gross profit.

Interest Expense

Interest expense for the three months ended June 30, 2016 was $0.3 million, a 53.4% decrease compared with the same period in 2015. The decrease was due to the decreased interest rate.

Income Tax Expenses

Income tax expense for the three months ended June 30, 2016 was $0.8 million, a decrease of 40% compared to the same period of 2015. The decrease was primarily due to decreased profits of our business.

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

The Company and the PRC Tax Bureau have agreed that payments on the tax liability $3.2 million should be made by the Company prospectively over the next two to three years period. Approximately $2.3 million has been paid as of June 30, 2016. Beginning January 1, 2014, all net income generated from Ever-Glory HK has been reported as a taxable income at 25% tax rate in PRC.

Ever-Glory International Group Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes through June 30, 2016. The net operating loss carry forwards for the United States income taxes may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2035. Management believes that the realization of the benefits from these losses is uncertain due to our limited operating history and continuing losses for the United States income tax purposes. Accordingly, we provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero.

Net Income

Net income for the three months ended June 30, 2016 was $3.1 million, a 13.2% decrease compared with the same period in 2015. Our basic and diluted earnings per share were $0.21 and $0.24 for the three months ended June 30, 2016 and 2015, respectively.

Results of Operations for the six months ended June 30, 2016 and 2015

The following table summarizes our results of operations for the six months ended June 30, 2016 and 2015. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Six Months Ended June 30,
	2016		2015
	(in thousands of U.S. Dollars, except for percentages)
Sales	$172,369	100.0%	$173,630	100.0%
Gross Profit	55,058	31.9	60,656	34.9
Operating Expense	51,221	29.7	52,358	30.2
Income From Operations	3,837	2.2	8,298	4.8
Other Income (Expenses)	377	0.2	(181)	(0.1)
Income tax expense	1,662	1.0	2,204	1.3
Net Income	$2,552	1.5%	$5,913	3.4%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the six months ended June 30, 2016 and 2015.

	2016	% of total sales	2015	% of total sales	Growth (Decrease) in 2016 compared with 2015
Wholesale business	(In thousands of U.S. dollars)		(In thousands of U.S. dollars)
The People’s Republic of China	$26,064	15.1%	$28,307	16.3%	(7.9)%
Germany	2,243	1.3	7,267	4.2	(69.1)
United Kingdom	6,419	3.7	6,981	4.0	(8.0)
Europe-Other	18,275	10.6	8,699	5.0	110.1
Japan	6,619	3.8	5,864	3.4	12.9
United States	10,738	6.2	5,948	3.4	80.5
Total Wholesale business	70,358	40.8	63,066	36.3	11.6
Retail business	102,011	59.2	110,564	63.7	(7.7)
Total sales	$172,369	100.0%	$173,630	100.0%	(0.7)%

Sales for the six months ended June 30, 2016 were $172.4 million, a decrease of 0.7% from the six months ended June 30, 2015. This decrease was primarily attributable to a 7.7% decrease in sales in our retail business partially offset for an 11.6% sales increase in our wholesale business.

Sales generated from our wholesale business contributed 40.8% or $70.4 million of our total sales for the six months ended June 30, 2016, an increase of 11.6% compared with $63.1 million in the six months ended June 30, 2015. This increase was primarily attributable to increased sales in Europe-Other, Japan and the United States partially offset by decreased sales in PRC, Germany and United Kingdom.

Sales generated from our retail business contributed 59.2% or $102.0 million of our total sales for the six months ended June 30, 2016, a decrease of 7.7% compared with $110.6 million in the six months ended June 30, 2015. This decrease was primarily due to a decrease in same store sales.

Total retail store square footage and sales per square foot for the six months ended June 30, 2016 and 2015 are as follows:

	2016	2015
Total store square footage	1,262,879	1,175,825
Number of stores	1,275	1,204
Average store size, square feet	990	977
Total store sales (in thousands of U.S. dollars)	$102,011	$110,564
Sales per square foot	$81	$94

Same store sales and newly opened store sales for the six months ended June 30, 2016 and 2015 are as follows:

	2016	2015
	(In thousands of U.S. dollars)
Sales from stores opened for a full year	$78,133	$68,237
Sales from newly opened store sales	$12,276	$34,010
Sales from e-commerce platform	$6,749	$5,274
Other*	$4,853	$3,043
Total	$102,011	$110,564

*Primarily sales from stores that were closed in the current reporting period.

We remodeled or relocated 216 stores in 2015, and 97 stores during the six months ended June 30, 2016.We plan to relocate or remodel an aggregate of 150-200 stores in 2016. Remodels and relocations typically drive incremental same-store sales growth. A relocation typically results in an improved, more visible and accessible location, and usually includes increased square footage. We believe we will continue to have opportunities for additional remodels and relocations beyond 2015.  Same-store sales are calculated based upon stores that were open at least 12 full fiscal months in each reporting period and remain open at the end of each reporting period.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the six months ended June 30, 2016 and 2015.

					Growth
					(Decrease) in 2016
	Six months ended June 30,				Compared
	2016		2015		with 2015
	(In thousands of U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$70,358	100.0%	$63,066	100.0%	11.6%
Raw Materials	30,484	43.3	27,566	43.7	10.6
Labor	2,622	3.7	2,855	4.5	(8.2)
Outsourced Production Costs	24,677	35.1	18,964	30.1	30.1
Other and Overhead	246	0.3	280	0.4	(12.1)
Total Cost of Sales for Wholesale	58,029	82.5	49,666	78.8	16.8
Gross Profit for Wholesale	12,329	17.5	13,400	21.2	(8.0)
Net Sales for Retail	102,011	100.0	110,564	100.0	(7.7)
Production Costs	34,026	33.4	30,550	27.6	11.4
Rent	25,256	24.8	32,758	29.6	(22.9)
Total Cost of Sales for Retail	59,282	58.1	63,309	57.3	(6.4)
Gross Profit for Retail	42,729	41.9	47,255	42.7	(9.6)
Total Cost of Sales	117,311	68.1	112,974	65.1	3.8
Gross Profit	$55,058	31.9%	$60,656	34.9%	(9.2)%

Raw material costs for our wholesale business were 43.3% of our total wholesale business sales in the six months ended June 30, 2016, compared with 43.7% in the six months ended June 30, 2015. The decrease was mainly due to lower raw materials prices.

Labor costs for our wholesale business were 3.7% of our total wholesale business sales in the six months ended June 30, 2016, compared with 4.5% in the six months ended June 30, 2015. The marginal decrease was mainly due to a higher number of outsourced orders in 2016.

Outsourced manufacturing costs for our wholesale business were 35.1% of our total sales in the six months ended June 30, 2016, compared with 30.1% in the six months ended June 30, 2015. This increase was primarily attributable to increased average salaries of the employees at our outsourced manufacturing factories.

Overhead and other expenses for our wholesale business accounted for 0.3% and 0.4% of our total sales for the six months ended June 30, 2016 and 2015, respectively.

Gross profit for our wholesale business for the six months ended June 30, 2016 was $12.3 million, an 8.0% decrease compared with the six months ended June 30, 2015. As a percentage of total wholesale business sales, gross profit was 17.5% of our total wholesale business sales for the six months ended June 30, 2016, compared with 21.2% for the six months ended June 30, 2015. The decrease was mainly due to increased outsourced manufacturing costs.

Production costs for our retail business for the six months ended June 30, 2016 were $34.0 million compared with $30.6 million for the six months ended June 30, 2015. As a percentage of our total retail sales, production costs were 33.4% of our total retail sales for the six months ended June 30, 2016, compared with 27.6% for the six months ended June 30, 2015. The increase was due to the increased discounts on our out-of-season products in the three months ended June 30, 2016 compared with the same period of the prior year.

Rent costs for our retail business for the six months ended June 30, 2016 were $25.3 million compared with $32.8 million for the six months ended June 30, 2015. As a percentage of total retail sales, rent costs were 24.8% of our total retail sales for the six month ended June 30, 2016 compared with 29.6% for the six months ended June 30, 2015. The decrease was primarily attributable to lower rent at certain locations.

Gross profit for our retail business for the six months ended June 30, 2016 was $42.7 million compared with $47.3 million for the six months ended June 30, 2015. Gross margin for our retail business for the six months ended June 30, 2016 was 41.9% compared with 42.7% for the six months ended June 30, 2015

Total cost of sales for the six months ended June 30, 2016 was $117.3 million, a 3.8% increase compared with the six months ended June 30, 2015. As a percentage of total sales, total costs were 68.1% of total sales for the six months ended June 30, 2016, compared with 65.1% for the six months ended June 30, 2015. Total gross margin for the six months ended June 30, 2016 was 31.9% compared with 34.9% for the six months ended June 30, 2015.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. For our wholesale business, purchases from our five largest suppliers represented approximately 16.7% and 16.0% of raw material purchases for the six months ended June 30, 2016 and 2015, respectively. No one supplier provided more than 10.0% of our raw material purchases for the six months ended June 30, 2016 and 2015. For our retail business, purchases from our five largest suppliers represented approximately 33.7% and 26.8% of raw material purchases for the six months ended June 30, 2016 and 2015, respectively. One supplier provided approximately 10.5% of our total purchases for the six months ended June 30, 2016. No one supplier provided more than 10% of our total purchases for the six months ended June 30, 2015. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

We also purchase finished goods from contract manufacturers. For our wholesale business, purchases from our five largest contract manufacturers represented approximately 64.1 and 49.8% of finished goods purchases for the six months ended June 30, 2016 and 2015, respectively. Two contract manufacturers provided approximately 23.9% and 17.5% of our finished goods purchases for the six months ended June 30, 2016, respectively. Two contract manufacturers provided approximately 23.1% and 11.8% of our finished goods purchases for the six months ended June 30, 2015, respectively. For our retail business, our five largest contract manufacturers represented approximately 16.2% and 19.5% of finished goods purchases for the six months ended June 30, 2016 and 2015, respectively. No manufacturer provided more than 10% of our finished goods purchases for the six months ended June 30, 2016 and 2015. We have not experienced difficulty in obtaining finished products from our contract manufacturers and we believe we maintain good relationships with our contract manufacturers.

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

	Six months ended June 30,				Increase (Decrease) in 2016 Compared
	2016		2015		to 2015
	(In thousands of U.S. dollars, except for percentages)
Gross Profit	$55,058	31.9%	$60,656	34.9%	(9.2)%
Operating Expenses:
Selling Expenses	36,956	21.4	37,838	21.8	(2.3)
General and Administrative Expenses	14,265	8.3	14,520	8.4	(1.8)
Total	51,221	29.7	52,358	30.2	(2.2)
Income from Operations	$3,837	2.2%	$8,298	4.8%	(53.8)%

Selling expenses for the six months ended June 30, 2016 were $37.0 million, a 2.3% decrease compared with the six months ended June 30, 2015. The decrease was attributable to lower retail sales and a decrease in store management expense.

General and administrative expenses for the six months ended June 30, 2016 were $14.3 million a 1.8% decrease compared with the six months ended June 30, 2015. As a percentage of total sales, general and administrative expenses accounted for 8.3% of total sales for the six months ended June 30, 2016, compared with 8.4% of total sales for the six months ended June 30, 2015.

Income from Operations

Income from operations for the six months ended June 30, 2016 was $3.8 million, a 53.8% decrease from $8.3 million for the six months ended June 30, 2015. This decrease was due to decreased gross profit.

Interest Expense

Interest expense was $0.9 million and $1.5 million for the six months ended June 30, 2016 and 2015, respectively. The decrease was due to the decreased bank loans and interest rate.

Income Tax Expenses

Income tax expense for the six months ended June 30, 2016 was $1.7 million, a 24.6% decrease compared to the same period of 2015. The decrease was primarily due to lower business profits.

Net Income

Net income for the six months ended June 30, 2016 was $2.6 million, a decrease of 56.8% compared with the same period in 2015. Our diluted earnings per share were $0.19 and $0.41 for the six months ended June 30, 2016 and 2015, respectively.

Summary of Cash Flows

Summary cash flows information for the six months ended June 30, 2016 and 2015 is as follows:

	2016	2015
	(In thousands of U.S. dollars)
Net cash provided by operating activities	$9,847	$19,704
Net cash used in investing activities	$(5,692)	$(7,623)
Net cash provided by (used in) financing activities	$1,610	$(17,873)

Net cash provided by operating activities was $9.85 million for the six months ended June 30, 2016, compared with $19.70 million during the six months ended June 30, 2015. The decrease was primarily due to decrease in inventory and net income.

Net cash used in investing activities was $5.7 million for the six months ended June 30, 2016, compared with $7.6 million during the six months ended June 30, 2015. This decrease was mainly due to the purchase of land use right for our retail logistics center in the six months ended June 30, 2015 and no such activities in the same period of 2016.

Net cash provided by financing activities was $1.61 million for the six months ended June 30, 2016, compared with $17.9 million net cash used during the six months ended June 30, 2015. During the six months ended June 30, 2016, we repaid $48.5 million of bank loans and received bank loan proceeds of $48.3 million. Also, under the counter-guarantee agreement, we received $1.8 million from the related party during the six months ended June 30, 2016.

Liquidity and Capital Resources

As of June 30, 2016, we had cash and cash equivalents of $27.5 million, other current assets of $139.8 million and current liabilities of $113.4 million. We presently finance our operations primarily from cash flows from operations and bank loans and we anticipate that these will continue to be our primary sources of funds to finance our short-term cash needs.

Bank Loans

In January 2014, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $9.0 million (RMB60.0 million). These loans are collateralized by the Company’s property and equipment. As of June 30, 2016, Goldenway had borrowed $6.0 million (RMB40.0 million) under this line of credit with annual interest rates ranging from 4.4% - 4.5% and due on various dates from September to October 2016. As of June 30, 2016, approximately $3.0 million was unused and available under this line of credit.

In September 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $18.1 million (RMB120.0 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of June 30, 2016, Ever-Glory Apparel had borrowed $11.7 million (RMB 78.0 million) under this line of credit with annual interest rate at 4.4% and due on various dates from July to December 2016. As of June 30, 2016, approximately $6.4 million was unused and available under this line of credit.

In June 2016, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.5 million (RMB50.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of June 30, 2016, approximately $7.5 million was unused and available under this line of credit.

In June 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.0 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of June 30, 2016, Ever-Glory Apparel had borrowed $3.0 million (RMB20.0 million) under this line of credit with annual interest rate of 5.0% and due on various dates from July to September 2016. Ever-Glory Apparel had also borrowed $2.6 million from Nanjing Bank with an annual interest rates ranging from 3.5% to 4.0% and due in October 2016, and collateralized by approximately $3.0 million of accounts receivable from our wholesale customers. As of June 30, 2016, approximately $3.4 million was unused and available under this line of credit.

In October 2015, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.0 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of June 30, 2016, LA GO GO had borrowed $2.3 million (RMB15.0 million) under this line of credit with an annual interest rate of 5.0% and due in January 2017. As of June 30, 2016, approximately $0.7 million (RMB5.0 million) was unused and available under this line of credit.

In July 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $6.0 million (RMB40.0 million) with China Everbright Bank and guaranteed by Goldenway and Mr. Kang. These loans are also collateralized by Jiangsu Ever-Glory’s property. As of June 30, 2016, Ever-Glory Apparel had borrowed $4.3 million under this line of credit with annual interest rates ranging from 2.8% - 3.8% and due on various dates from July to November 2016, and collateralized by approximately $5.2 million of accounts receivable from wholesale customers. As of June 30, 2016, approximately $1.7 million was unused and available under this line of credit.

In January 2015, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $12.6 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of June 30, 2016, Ever-Glory Apparel had borrowed $3.7 million from HSBC with an annual interest rates ranging from 1.1% - 3.0% and due in July 2016, and collateralized by approximately $4.3 million of accounts receivable from our wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of June 30, 2016, approximately $8.9 million was unused and available under this line of credit.

In June 2014, LA GO GO entered into a line of credit agreement for approximately $5.0 million (RMB33.0 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of June 30, 2016, LA GO GO had borrowed $3.0 million (RMB20.0 million) from the Bank of Communications with annual interest rates ranging from 5.0% - 5.3% and due on various dates from August to November 2016. As of June 30, 2016, approximately $2.0 million was unused and available under this line of credit.

In December 2015, LA GO GO entered into a line of credit agreement for approximately $3.0 million (RMB20.0 million) with China Minsheng Banking and guaranteed by Ever-Glory Apparel and Mr. Kang. As of June 30, 2016, LA GO GO had borrowed $3.0 million (RMB20.0 million) from China Minsheng Banking with an annual interest rate of 4.6% and due in December 2016.

In March 2016, Ever-Glory Apparel entered into a line of credit agreement for approximately $3.8 million (RMB25.0 million) with Bank of China and guaranteed by Jiangsu Ever-Glory and Mr. Kang. These loans are also collateralized by assets of Jiangsu Ever-Glory’s equity investee, Chuzhou Huarui, under a collateral agreement executed by Ever-Glory Apparel, Chuzhou Huarui and Bank of China. As of June 30, 2016, Ever-Glory Apparel had borrowed $1.5 million (RMB10.0 million) under this line of credit with annual interest rate at 4.8% and due in October 2016, Ever-Glory Apparel had borrowed $1.1 million from Bank of China with an annual interest rate at 2.5% and due in August 2016, and collateralized by approximately $1.4 million of accounts receivable from our wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of June 30, 2016, approximately $1.2 million was unused and available under this line of credit.

In December 2014, LA GO GO entered into a line of credit agreement for approximately $5.4 million (RMB36.0 million) with the China Citic Bank and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of June 30, 2016, LA GO GO had borrowed $1.4 million (RMB9.0 million) from the Bank of Communications with annual interest rate at 4.6% and due on December 2016. As of June 30, 2016, approximately $4.0 million was unused and available under this line of credit.

All bank loans are used to fund our daily operations.

DERIVATIVE LIABILITY

As of June 30, 2016, the Company had three outstanding forward foreign exchange contracts (sell US dollars for RMB), with total notional amount of $9.5 million, and one outstanding forward foreign exchange contract (sell EUR dollars for RMB), with total notional amount of EUR0.65 million. As of December 31, 2015, the Company had four outstanding forward foreign exchange contracts (sell US dollars for RMB), with total notional amount of $11.1 million. The fair value of these contracts as of June 30, 2016 and December 31, 2015, as well as realized losses on these foreign currency derivative activities during 2015 and the six months ended June 30, 2016 were not significant.

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

As of June 30, 2016, we had access to approximately $82.4 million in lines of credit, of which approximately $38.8 million was unused and available. These credit facilities do not include any covenants. We have agreed to provide Jiangsu Ever-Glory a counter-guarantee of not more than 70% of the maximum aggregate lines of credit and borrowings guaranteed by Jiangsu Ever-Glory and collateralized by the assets of Jiangsu Ever-Glory under agreements executed between the Company, Jiangsu Ever-Glory and the banks. The maximum aggregate lines of credit and available borrowings was approximately $54.8 million (RMB364 million) and approximately $16.6 (RMB110 million) was provided to Jiangsu Ever-Glory as the counter guarantee as of June 30, 2016.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004, the exchange rate of RMB to the dollar remained constant at RMB 8.26 to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from RMB 8.26 to 8.09 to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of June 30, 2016, the market foreign exchange rate had increased to RMB 6.64 to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future, and will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel, Taixin, He Meida, Huirui, Shanghai LA GO GO, Yalan, Shanghai Yiduo, Tianjin LA GO GO and Jiangsu LA GO GO (whose functional currency is RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain (loss) for the three and six months ended June 30, 2016 and 2015 was ($3.17) million, ($2.39) million, ($0.13) million and $0.33 million, respectively.

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

Interest Rates: Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. On June 30, 2016, we had $27.5 million in cash and cash equivalents. A hypothetical 5% increase or decrease in either the short term or long term interest rates would not have any material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates: We pay our suppliers and employees in Chinese RMB, however, most of our wholesale customers are located in the U.S., Japan and Europe and we generate sales from them in U.S. Dollars, Euros and British Pounds. Accordingly, our business has substantial exposure to changes in exchange rates between and among the Chinese RMB, the U.S. Dollar, the Euro and the British Pound. In the last decade, the RMB was initially pegged at RMB 8.26 to one U.S. Dollar. On July 21, 2005 it was revalued to 8.09 per U.S. Dollar. Following the removal of the peg to the U.S. Dollar and pressure from the United States, the People’s Bank of China also announced that the RMB would be pegged to a basket of foreign currencies, rather than being strictly tied to the U.S. Dollar, and would be allowed to float trade within a narrow 0.3% daily band against this basket of currencies. The PRC government has stated that the basket is dominated by the U.S. Dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British Pound, Thai Baht, Russian Ruble, Australian Dollar, Canadian Dollar and Singapore Dollar. There can be no assurance that the relationship between the RMB and these currencies will remain stable over time, especially in light of the significant political pressure on the Chinese government to permit the free flotation of the RMB, which could result in greater and more frequent fluctuations in the exchange rate between the RMB, the U.S. Dollar and the Euro. On June 30, 2016, the exchange rate between the RMB and U.S. Dollar was RMB 6.64 to one U.S. Dollar. For additional discussion regarding our foreign currency risk, see the section titled Risk Factors in the Annual Report on Form 10-K for our fiscal year ended December 31, 2015. Fluctuation in the value of Chinese RMB relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.

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

Evaluation of Disclosure Controls and Procedures. As of  June 30, 2016, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of June 30, 2016. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9 of our annual report for fiscal year ended December 31, 2015.  As of June 30, 2016, we had not completed the remediation of these material weaknesses.

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

Changes in Internal Control over Financial Reporting

Our management has worked, and will continue to work to improve our internal controls over financial reporting. During the six months ended June 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

August 15, 2016	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jiansong Wang
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

