Form 10-Q
period 2016-09-30
Ever-Glory International Group, Inc.
filed 2016-11-14
CIK 943184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 11, 2016, 14,787,940 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

EVER-GLORY INTERNATIONAL GROUP, INC.

FORM 10-Q

INDEX

		Page Number

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	1

	Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2016 and 2015 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015 (unaudited)	3

	Notes to the Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Mine Safety Disclosure	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

SIGNATURES		32

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

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

AS OF SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

	2016	2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$38,317	$22,702
Accounts receivable	80,515	87,527
Inventories	47,123	75,063
Value added tax receivable	5,081	2,736
Other receivables and prepaid expenses	4,366	3,840
Advances on inventory purchases	4,432	6,193
Amounts due from related parties	547	2,535
Total Current Assets	180,381	200,596

INTANGIBLE ASSETS	5,992	6,217
PROPERTY AND EQUIPMENT, NET	24,566	21,906
TOTAL ASSETS	$210,939	$228,719

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loans	$49,832	$44,841
Accounts payable	50,268	66,118
Accounts payable and other payables - related parties	3,982	2,823
Other payables and accrued liabilities	18,398	22,221
Value added and other taxes payable	4,738	6,882
Income tax payable	1,518	4,052
Total Current Liabilities	128,736	146,937

NONCURRENT LIABILITIES
Deferred tax liabilities	2,834	2,992
TOTAL LIABILITIES	131,570	149,929

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Stockholders' equity:
Preferred stock ($.001 par value, authorized 5,000,000 shares, no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares, 14,787,940 and 14,785,868 shares issued and outstanding As of September 30, 2016 and December 31, 2015, respectively)	15	15
Additional paid-in capital	3,602	3,597
Retained earnings	81,844	78,439
Statutory reserve	15,327	15,327
Accumulated other comprehensive income	389	3,249
Amounts due from related party	(21,314)	(21,776)
Total equity attributable to stockholders of the Company	79,863	78,851
Noncontrolling interest	(494)	(61)
Total Equity	79,369	78,790
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$210,939	$228,719

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
NET SALES	$109,926	$118,601	$282,295	$292,231
COST OF SALES	80,312	86,258	197,623	199,232

GROSS PROFIT	29,614	32,343	84,672	92,999

OPERATING EXPENSES
Selling expenses	18,522	19,199	55,477	57,036
General and administrative expenses	9,862	9,335	24,128	23,856
Total Operating Expenses	28,384	28,534	79,605	80,892

INCOME FROM OPERATIONS	1,230	3,809	5,067	12,107

OTHER INCOME (EXPENSES)
Interest income	233	212	854	751
Interest expense	(580)	(572)	(1,511)	(2,064)
Other income	253	341	939	1,114
Total Other Income (Expenses)	(94)	(19)	282	(199)

INCOME BEFORE INCOME TAX EXPENSE	1,136	3,790	5,349	11,908
Income tax expense	(724)	(1,066)	(2,385)	(3,270)

NET INCOME	412	2,724	2,964	8,638

Net loss attributable to the non-controlling interest	208	87	441	167
NET INCOME ATTRIBUTABLE TO THE COMPANY	620	2,811	3,405	8,805

NET INCOME	$412	$2,724	$2,964	$8,638

Foreign currency translation loss	(471)	(3,265)	(2,860)	(2,937)
COMPREHENSIVE (LOSS) INCOME	(59)	(541)	104	5,701

Comprehensive loss attributable to the non-controlling interest	205	90	434	170
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$146	$(451)	$538	$5,871

EARNINGS PER SHARE ATTRIBUTABLE TO THE COMPANY’S STOCKHOLDERS
Basic and diluted	$0.04	$0.19	$0.23	$0.60
Weighted average number of shares outstanding
Basic and diluted	14,787,940	14,785,309	14,787,044	14,784,503

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,964	$8,638
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,337	6,826
Provision (recovering) for doubtful accounts	975	(28)
Provision for obsolete inventories	7,111	3
Deferred income tax	(79)	(1,885)
Stock-based compensation	5	-
Changes in operating assets and liabilities
Accounts receivable	4,127	10,592
Inventories	19,293	(9,507)
Value added tax receivable	(2,452)	(1,791)
Other receivables and prepaid expenses	(638)	13
Advances on inventory purchases	1,618	(4,866)
Amounts due from related parties	1,918	1,998
Accounts payable	(14,467)	6,361
Accounts payable and other payables- related parties	630	(3,789)
Other payables and accrued liabilities	(3,289)	752
Value added and other taxes payable	(1,987)	(1,330)
Income tax payable	(2,460)	644
Net cash provided by operating activities	18,606	12,631

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(8,577)	(8,717)
Proceeds from sale of property and equipment	40	49
Purchase of intangible assets	-	(1,720)
Acquisition of Yiduo net of cash acquired	-	(457)
Net cash used in investing activities	(8,537)	(10,845)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	75,263	86,297
Repayment of bank loans	(69,125)	(93,557)
Repayment of loans from related party	1,824	2,426
Advances to related party	(1,216)	(3,105)
Net cash provided by (used in) financing activities	6,746	(7,939)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,200)	(1,107)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,615	(7,260)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,702	34,134

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,317	$26,874

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest	$1,511	$2,064
Income taxes	$5,362	$4,511
SUPPLEMENTAL INFORMATION OF NONCASH INVESTING ACTIVITIES
Increase in intangible assets and non-controlling interests	-	$233

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

The Company’s wholesale operations are provided primarily through the Company’s wholly-owned PRC subsidiaries, Goldenway Nanjing Garments Co. Ltd. (“Goldenway”), Nanjing Catch-Luck Garments Co. Ltd. (“Catch-Luck”), Nanjing New-Tailun Garments Co. Ltd (“New-Tailun”), Ever-Glory International Group Apparel Inc.(“Ever-Glory Apparel”), ChuzhouHuirui Garments Co. Ltd. (“Huirui”) and Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”), and the Company’s wholly-owned Samoa subsidiary, Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”).  The Company’s retail operations are provided through its wholly- owned subsidiaries, Shanghai LA GO GO Fashion Company Limited (“Shanghai LA GO GO”), Jiangsu LA GO GO Fashion Company Limited (“Jiangsu LA GO GO”), Tianjin LA GO GO Fashion Company Limited (“Tianjin LA GO GO”), Shanghai YaLan Fashion Company Limited (“YaLan”), Shanghai Yiduo Fashion Company Limited (“Shanghai Yiduo”) and Xizang He Meida Trading Company Limited (“He Meida”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of September 30, 2016, the condensed consolidated statements of income and comprehensive income (loss), and cash flows for the three and nine months ended September 30, 2016 and 2015. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements.

Wholesale revenues are generally higher in the third and fourth fiscal quarters, while retail revenues are generally higher in the first and fourth fiscal quarters. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

At September 30, 2016, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions that management considers to be of a high quality.

As of September 30, 2016, the Company has a derivative liability subject to recurring fair value measurement (Level 3) with the change in fair value recognized in earnings (Note 5).

Foreign Currency Translation and Other Comprehensive Income

The reporting currency of the Company is the U.S. dollar. The functional currency of Ever-Glory, Perfect Dream and Ever-Glory HK is the U.S. dollar. The functional currency of Goldenway, New Tailun, Catch-luck, Ever-Glory Apparel, Shanghai LA GO GO, Jiangsu LA GO GO, Tianjin LA GO GO, Shanghai Yiduo, YaLan, He Meida, Huirui and Taixin is the Chinese RMB.

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

In June 2016, the FASB issued ASU No. 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which modifies the measurement of expected credit losses of certain financial instruments. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2019. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s consolidated financial statements.

NOTE 3 INVENTORIES

Inventories at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
	(In thousands of U.S. Dollars)
Raw materials	$1,930	$2,819
Work-in-progress	14,367	22,090
Finished goods	50,845	69,692
	67,142	94,601
Less: allowance for obsolete inventories	(20,019)	(19,538)
Total inventories	$47,123	$75,063

NOTE 4 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short-term bank loans consisted of the following as of September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015
Bank	(In thousands of U.S. Dollars)
Industrial and Commercial Bank of China	$17,688	$16,940
Nanjing Bank	13,495	13,951
HSBC	7,441	3,129
Bank of Communications	2,998	3,080
China Minsheng Banking	2,998	3,080
Bank of China	2,606	-
China Citic Bank	1,349	-
China Everbright Bank	1,257	3,121
Pin An Bank	-	1,540
	$49,832	$44,841

In January 2014, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $9.0 million (RMB60.0 million). These loans are collateralized by the Company’s property and equipment. As of September 30, 2016, Goldenway had borrowed $6.0 million (RMB40.0 million) under this line of credit with annual interest rates ranging from 4.4% - 4.5% and due on various dates from November to December 2016. As of September 30, 2016, approximately $3.0 million was unused and available under this line of credit.

In September 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $18.0 million (RMB120.0 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of September 30, 2016, Ever-Glory Apparel had borrowed $11.7 million (RMB 78.0 million) under this line of credit with annual interest rates ranging from 4.4% to 4.6% and due on various dates from October 2016 to September 2017. As of September 30, 2016, approximately $6.3 million was unused and available under this line of credit.

In June 2016, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.5 million (RMB50.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of September 30, 2016, Goldenway had borrowed $7.5 million (RMB50.0 million) under this line of credit with annual interest rates ranging from 3.3% to 3.8% and due on various dates from January to March 2017.

In June 2016, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.0 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of September 30, 2016, Ever-Glory Apparel had borrowed $3.8 million from Nanjing Bank with an annual interest rates ranging from 3.7% to 4.0% and due on various dates from October to November 2016, and collateralized by approximately $4.5 million of accounts receivable from our wholesale customers. As of September 30, 2016, approximately $5.2 million was unused and available under this line of credit.

In October 2015, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.0 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of September 30, 2016, LA GO GO had borrowed $2.2 million (RMB15.0 million) under this line of credit with an annual interest rate of 5.0% and due in January 2017. As of September 30, 2016, approximately $0.8 million (RMB5.0 million) was unused and available under this line of credit.

In January 2015, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $12.6 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of September 30, 2016, Ever-Glory Apparel had borrowed $7.4 million from HSBC with an annual interest rates ranging from 1.1% to 3.3% and due in October 2016, and collateralized by approximately $8.3 million of accounts receivable from our wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of September 30, 2016, approximately $5.2 million was unused and available under this line of credit.

In June 2014, LA GO GO entered into a line of credit agreement for approximately $5.0 million (RMB33.0 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of September 30, 2016, LA GO GO had borrowed $3.0 million (RMB20.0 million) from the Bank of Communications with annual interest rates ranging from 4.6% to 5.0% and due on various dates from November 2016 to August 2017. As of September 30, 2016, approximately $2.0 million was unused and available under this line of credit.

In December 2015, LA GO GO entered into a line of credit agreement for approximately $3.0 million (RMB20.0 million) with China Minsheng Banking and guaranteed by Ever-Glory Apparel and Mr. Kang. As of September 30, 2016, LA GO GO had borrowed $3.0 million (RMB20.0 million) from China Minsheng Banking with an annual interest rate of 4.6% and due in December 2016.

In March 2016, Ever-Glory Apparel entered into a line of credit agreement for approximately $3.8 million (RMB25.0 million) with Bank of China and guaranteed by Jiangsu Ever-Glory. These loans are also collateralized by assets of Jiangsu Ever-Glory’s equity investee, ChuzhouHuarui, under a collateral agreement executed by Ever-Glory Apparel, ChuzhouHuarui and Bank of China. As of September 30, 2016, Ever-Glory Apparel had borrowed $1.5 million (RMB10.0 million) under this line of credit with annual interest rate at 4.8% and due in October 2016, and $1.1 million with an annual interest rate at 2.5% due in November 2016, collateralized by approximately $1.4 million of accounts receivable from our wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of September 30, 2016, approximately $1.2 million was unused and available under this line of credit.

In December 2014, LA GO GO entered into a line of credit agreement for approximately $5.4 million (RMB36.0 million) with the China Citic Bank and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of September 30, 2016, LA GO GO had borrowed $1.3 million (RMB9.0 million) from the Bank of Communications with annual interest rate at 4.6% and due on December 2016. As of September 30, 2016, approximately $4.1 million was unused and available under this line of credit.

In July 2016, Ever-Glory Apparel entered into a line of credit agreement for approximately $6.0 million (RMB40.0 million) with China Everbright Bank and guaranteed by Goldenway and Mr. Kang. These loans are also collateralized by Jiangsu Ever-Glory’s property. As of September 30, 2016, Ever-Glory Apparel had borrowed $1.3 million under this line of credit with annual interest rate at 2.8% and due on November 2016, and collateralized by approximately $1.5 million of accounts receivable from wholesale customers. As of September 30, 2016, approximately $4.7 million was unused and available under this line of credit.

All loans have been repaid before or at maturity date.

Total interest expense on bank loans amounted to $0.6 million, $1.5 million, $0.6 million and $2.1 million for the three and nine months ended September 30, 2016 and 2015, respectively.

NOTE 5 DERIVATIVE LIABILITY

As of September 30, 2016, the Company had one outstanding forward foreign exchange contracts (sell EUR dollars for RMB) with total notional amount of EUR0.65 million. As of December 31, 2015, the Company had four outstanding forward foreign exchange contracts (sell US dollars for RMB), with total notional amount of $11.1 million. The fair value of these contracts as of September 30, 2016 and December 31, 2015, as well as realized gains and losses on these foreign currency derivative activities during 2015 and the nine months ended September 30, 2016 were not significant.

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

The Company and the PRC Tax Bureau have agreed that payments on the tax liability of $3.2 million should be made by the Company prospectively over the next two to three years period. Approximately $2.3 million had been paid as of September 30, 2016. Beginning January 1, 2014, all net income generated from Ever-Glory HK has been reported as a taxable income at 25% tax rate in PRC.

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

After the tax liability adjustment resulted from the reevaluation of the Company’s tax position (resulting in the company allocating substantially all of the earnings of the Samoan subsidiary to the PRC and reporting such earnings as taxable in the PRC), pre-tax income for the three and nine months ended September 30, 2016 and 2015 was taxable in the following jurisdictions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands of U.S. Dollars)
PRC	$1,135	$3,793	$5,353	$12,006
BVI	4	-	4	(91)
Others	(3)	(3)	(8)	(7)
	$1,136	$3,790	$5,349	$11,908

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three and nine months ended September 30, 2016 and 2015:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
PRC statutory rate	25.0%	25.0%	25.0%	25.0%
Preferential tax treatment	-	-	-	(0.3)
Effect of foreign income tax rates	(0.1)	-	-	0.2
Net operating losses for which no deferred tax assets was recognized	38.8	-	19.6	-
Other	-	3.1	-	2.6
Effective income tax rate	63.7%	28.1%	44.6%	27.5%

Income tax expense for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Current	$799	$3,048	$2,543	$5,232
Deferred	(75)	(1,982)	(158)	(1,962)
Income tax expense	$724	$1,066	$2,385	$3,270

The Company has not recorded U.S. deferred income taxes on approximately $81.8 million of its non-U.S. subsidiaries’ undistributed earnings because such amounts are intended to be reinvested outside the United States indefinitely. If these earnings were repatriated to the United States, the Company would be required to accrue and pay U.S. federal income taxes and foreign withholding taxes, as adjusted for foreign tax credits. Determination of the amount of any unrecognized deferred income tax liability on these earnings is not practicable.

NOTE 7 EARNINGS PER SHARE

The following demonstrates the calculation for earnings per share for the three and nine months ended September 30, 2016 and 2015:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Weighted average number of common shares – Basic and diluted	14,787,940	14,785,309	14,787,044	14,784,503
Earnings per share – Basic and diluted	$0.04	$0.19	$0.23	$0.60

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

Other income from Related Parties

Jiangsu Wubijia Trading Company Limited (“Wubijia”) is an entity engaged in high-grade home goods sales and is controlled by Mr. Kang. Wubijia has sold their home goods on consignment in certain Company’s retail stores since the third quarter of 2014. During the three and nine months ended September 30, 2016 and 2015, the Company received $9,747, $21,002, $14,065 and $23,851 from the customers and paid $6,483, $16,768, $11,283 and $20,383 to Wubijia through the consignment, respectively. The net (loss) profit of $3,264, $4,234, $2,782 and $3,468 was recorded as other income (expenses) during the three and nine months ended September 30, 2016 and 2015, respectively.

Nanjing Knitting Company Limited (“Nanjing Knitting”) is an entity engaged in knitted fabric products and knitting underwear sales and is controlled by Mr. Kang. Nanjing Knitting has sold their knitting underwear on consignment in some Company’s retail stores since the third quarter of 2015. During the three and nine months ended September 30, 2016, the Company received $21,944 and $122,783 from the customers and paid $16,085 and $101,531 to Nanjing Knitting through the consignment, respectively. The net profit of $5,859 and $21,252 was recorded as other income during the three and nine months ended September 30, 2016. During the nine months ended September 30, 2015, the Company received other income $52,945 from customers and paid $42,770 to Nanjing Knitting through the Consignment, respectively. The net profit of $10,175 was recorded as other income during nine months ended September 30, 2015.

Included in other income for the three and nine months ended September 30, 2016 and 2015 is rent income from EsC’Lav, the entity controlled by Mr. Kang under operating lease agreement with term though 2016. The rent income is $16,022, $48,455, $15,613 and $50,718 for the three and nine months ended September 30, 2016 and 2015, respectively.

Other expenses due to Related Parties

Included in other expenses for the three and nine months ended September30, 2016 and 2015 are rent costs due to entities controlled by Mr. Kang under operating lease agreements as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$12	$13	$36	$38
ChuzhouHuarui	57	182	171	182
KunshanEnjin	12	12	34	36
Total	$81	$207	$241	$256

The Company leases Jiangsu Ever-Glory's factory as the factory is in a location where there is a good supply of experienced workers. The Company leases ChuzhouHuarui and KunshanEnjin's warehouse spaces because the locations are convenient for transportation and distribution.

Purchases from and Sub-contracts with Related Parties

The Company purchased raw materials from Nanjing Knitting totaling $0.11 million, $0.45 million, $0.07 million and $0.76 million during the three and nine months ended September 30, 2016 and 2015, respectively.

In addition, Sub-contracts with related parties included in cost of sales for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands of U.S. Dollars)
Chuzhouhuarui	$1,228	$786	$4,922	$3,279
Fengyanghuarui	344	514	846	1,250
Nanjing Ever-Kyowa	490	227	1,485	814
Ever-Glory Vietnam	6,196	2,367	11,253	7,255
Ever-Glory Cambodia	996	1,190	3,091	1,562
EsCeLav	-	20	5	22
Shanghai Sea to Sky	-	-	-	259
Jiangsu Ever-Glory	22	35	73	60
	$9,276	$5,139	$21,675	$14,501

Accounts Payable – Related Parties

The accounts payable to related parties at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$1,990	2,003
FengyangHuarui	327	84
Nanjing Ever-Kyowa	828	561
ChuzhouHuarui	829	175
Ever-Glory Cambodia	7
Wubijia	1	-
Total	$3,982	$2,823

Amounts Due From Related Parties-current assets

The amounts due from related parties as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$408	$2,412
Nanjing Knitting	29	106
EsCeLav	110	2
Ever-Glory Cambodia	-	15
Total	$547	$2,535

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. During three and nine months ended September 30, 2016 and 2015, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices.  The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at a cost of $2.1 million and $3.9 million during the nine-month period ended September 30, 2016 and 2015, respectively. Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at a cost of $0.5 million and $0.1 million during the nine months ended September 30, 2016 and 2015, respectively.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not more than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of September 30, 2016 and December 31, 2015, Jiangsu Ever-Glory has provided guarantees for approximately $54.6 million (RMB364 million) (2016) and $52.2 million (RMB339 million) (2015) of lines of credit obtained by the Company. Jiangsu Ever-Glory, ChuzhouHuarui and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $31.0 million (RMB206 million) (2016) and $22.8 million (RMB148 million) (2015) as of September 30, 2016 and December 31, 2015, respectively.  Mr. Kang has also provided a personal guarantee for $31.3 million (RMB209 million).

As of December 31, 2015, $18.8 million (RMB122 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the nine months ended September 30, 2016, repayment of $1.8 million (RMB12 million) was received from and $1.2 million (RMB8 million) paid to Jiangsu Ever-Glory under the counter-guarantee. As of September 30, 2016, the amount of the counter-guarantee was $17.7 million (RMB118 million) (the difference represents currency exchange adjustment of $0.5 million), which was 32.5% of the aggregate amount of lines of credit. This amount plus accrued interest of $3.6 million have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. At September 30, 2016 and 2015, the amount classified as a reduction of equity was $21.3 million and $21.8 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. Since April 1, 2015, interest rate has changed to 0.41% as the bank benchmark interest rate decreased. Interest income for the three and nine months ended September 30, 2016 and 2015 was approximately $0.2 million, $0.6 million, $0.2 million and $0.7 million, respectively.

NOTE 10 CONCENTRATIONS AND RISKS

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Based on management’s assessment of the amount of probable credit losses, if any, in existing accounts receivable. The allowance for doubtful accounts at September 30, 2016 and December 31, 2015 was $3.1 million and $2.2 million, respectively. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions in the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability.

For the nine-month period ended September 30, 2016, the Company had no wholesale customer that represented more than 10% of the Company’s revenues. For the three-month period ended September 30, 2016, the Company had one wholesale customer that represented approximately 12% of the Company’s revenues. For the nine-month period ended September 30, 2015, the Company had one wholesale customer that represented approximately 11% of the Company’s revenues. For the three-month period ended September 30, 2015, the Company had one wholesale customer that represented approximately 16% of the Company’s revenues.

For the Company’s wholesale business during the three and nine months ended September 30, 2016 and 2015, no supplier represented more than 10% of the total raw materials purchased.

For the Company’s retail business, the Company had one supplier that represented approximately 23% of raw materials purchases during the three months ended September 30, 2016. The Company had no supplier that represented more than 10% of raw materials purchases during the three months ended September 30, 2015. The Company had no supplier that represented more than 10% of raw materials purchases during the nine months ended September 30, 2016 and 2015.

For the wholesale business, during the nine months ended September 30, 2016, the Company relied on two manufacturers for 26.6% and 11.6% of purchased finished goods. For the wholesale business, during the nine months ended September 30, 2015, the Company relied on one manufacturer for 19.5% of purchased finished goods. During the three months ended September 30, 2016, the Company relied on one manufacturer for 29.2% of purchased finished goods. During the three months ended September 30, 2015, the Company relied on one manufacturer for 15% of purchased finished goods.

For the retail business, the Company had no supplier that represented more than 10% of finished goods purchases during the three and nine months ended September 30, 2016 and 2015.

The Company’s revenues for the three and nine months ended September 30, 2016 and 2015 were earned in the following geographic areas:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands of U.S. Dollars)
Mainland China	$22,860	$25,225	$36,854	$42,670
Hong Kong, China	10,245	8,173	22,314	19,035
Germany	3,517	3,147	5,760	10,414
United Kingdom	6,149	6,811	12,568	13,792
Europe-Other	14,724	14,044	32,999	22,743
Japan	2,562	5,425	9,181	11,289
United States	8,816	8,495	19,554	14,443
Total wholesale business	68,873	71,320	139,230	134,386
Retail business	41,053	47,281	143,065	157,845
Total	$109,926	$118,601	$282,295	$292,231

NOTE 11 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)  Wholesale segment

(b)  Retail segment

The Company also provides general corporate services to its segments and these costs are reported as “corporate and others”:

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
Nine months ended September 30, 2016
Segment profit or loss:
Net revenue from external customers	$139,231	143,064	282,295
Income (Loss) from operations	$5,959	(892)	5,067
Interest income	$807	47	854
Interest expense	$1,170	341	1,511
Depreciation and amortization	$758	4,579	5,337
Income tax expense	$1,425	960	2,385

Nine months ended September 30, 2015
Segment profit or loss:
Net revenue from external customers	$134,386	157,845	292,231
Income from operations	$6,469	5,638	12,107
Interest income	$691	60	751
Interest expense	$1,560	504	2,064
Depreciation and amortization	$849	5,977	6,826
Income tax expense	$1,448	1,822	3,270

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
Three months ended September 30, 2016
Segment profit or loss:
Net revenue from external customers	$68,873	41,053	109,926
Income (Loss) from operations	$2,510	(1,280)	1,230
Interest income	$217	16	233
Interest expense	$468	112	580
Depreciation and amortization	$254	1,753	2,007
Income tax expense	$584	140	724

Three months ended September 30, 2015
Segment profit or loss:
Net revenue from external customers	$71,320	47,281	118,601
Income from operations	$2,884	925	3,809
Interest income	$190	22	212
Interest expense	$443	129	572
Depreciation and amortization	$252	1,895	2,147
Income tax expense	$577	489	1,066

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2016 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We are a retailer of branded fashion apparel and leading global apparel supply chain solution provider based in China. We are listed on the NASDAQ Global Market under the symbol of “EVK”.

We classify our businesses into two segments: Wholesale and Retail. Our wholesale business consists of wholesale-channel sales made principally to domestically and international recognized brands and department stores located throughout Europe, the U.S., Japan and the People’s Republic of China (“PRC”). We focus on well-known, middle-to-high end casual wear, sportswear, and outerwear brands. Our retail business consists of retail-channel sales directly to consumers through retail stores located throughout the PRC as well as sales via online stores at Tmall, Dangdang mall, JD.com, VIP.com and etc.

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

Wholesale Business

We conduct our original design manufacturing (“ODM”) operations through seven wholly owned subsidiaries which are located in the Nanjing Jiangning Economic and Technological Development Zone and Shang Fang Town in the Jiangning District in Nanjing, Jiangsu province, China, Chuzhou, Anhui province, China and Samoa: Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”), Goldenway Nanjing Garments Company Limited (“Goldenway”), Nanjing New-Tailun Garments Company Limited (“New Tailun”), Nanjing Catch-Luck Garments Co., Ltd. (“Catch-Luck”), ChuzhouHuirui Garments Co., Ltd. (“Huirui), Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”) and Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”).

Retail Business

We conduct our retail operations through Shanghai LA GO GO Fashion Company Limited (“LA GO GO”), Jiangsu LA GO GO Fashion Company Limited (“Jiangsu LA GO GO”), Tianjin LA GO GO Fashion Company Limited (“Tianjin LA GO GO”), Shanghai YaLan Fashion Company Limited (“YaLan”), 78% owned subsidiary Shanghai Yiduo Fashion Company Limited (“Shanghai Yiduo”) and Xizang He Meida Trading Company Limited (“He Meida”).

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

Retail Business

The business objectives for our retail segment are to establish leading brands of women’s apparel and to build a nationwide retail network in China. As of September 30, 2016, we had 1,345 stores (including store-in-stores), including 273 stores were opened and 87 stores were closed during the nine months ended September 30, 2016.

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

Global Economic Uncertainty

Our business is dependent on consumer demand for our products. We believe that the significant uncertainty in the global economy and the slowdown of economies in China, the United States and Europe have increased our clients’ sensitivity to the cost of our products. We have experienced continued pricing pressure. If the global economic environment continues to be weak, these worsening economic conditions could have a negative impact on our sales growth and operating margins in our wholesale segment in 2016.

In addition, economic conditions in China and other foreign markets in which we operate could substantially affect our sales profitability, cash position and collection of accounts receivable. Global credit and capital markets have experienced unprecedented volatility and disruption. Business credit and liquidity have tightened in much of the world. Some of our suppliers and customers may face credit issues and could experience cash flow problems and other financial hardships. These factors currently have not had an impact on the timeliness of receivable collections from our customers. We cannot predict at this time how this situation will develop and whether accounts receivable may need to be allowed for or written off in the coming quarters.

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

In June 2016, the FASB issued ASU No. 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which modifies the measurement of expected credit losses of certain financial instruments. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2019. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

Results of Operations for the three months ended September 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015. The table and the discussion below should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended September 30,
	2016		2015
	(In thousands of U.S. dollars, except for percentages)
Sales	$109,926	100.0%	$118,601	100.0%
Gross Profit	$29,614	26.9%	$32,343	27.3%
Operating Expense	$28,384	25.8%	$28,534	24.1%
Income From Operations	$1,230	1.1%	$3,809	3.2%
Other Income (Expenses)	$(94)	(0.1)%	$(19)	(0.1)%
Income tax expense	$724	0.7%	$1,066	0.9%
Net Income	$412	0.4%	$2,724	2.3%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended September 30, 2016 and 2015.

	2016		2015		Growth(Decrease)
Wholesale business	(In thousands of U.S. dollars)	% of total sales	(In thousands of U.S. dollars)	% of total sales	in 2016 compared with 2015
Mainland China	$22,860	20.8%	$25,225	21.3%	(9.4)%
Hong Kong, China	10,245	9.3	8,173	6.9	25.4
Germany	3,517	3.2	3,147	2.7	11.8
United Kingdom	6,149	5.6	6,811	5.7	(9.7)
Europe-Other	14,724	13.4	14,044	11.8	4.8
Japan	2,562	2.4	5,425	4.6	(52.8)
United States	8,816	8.0	8,495	7.1	3.8
Total Wholesale business	68,873	62.7	71,320	60.1	(3.4)
Retail business	41,053	37.3	47,281	39.9	(13.2)
Total sales	$109,926	100.0%	$118,601	100.0%	(7.3)%

Sales for the three months ended September 30, 2016 were $109.9 million, a 7.3% decrease compared with the three months ended September 30, 2015. This decrease was primarily attributable to a 3.4% decrease in sales in our wholesale business and a 13.2% decrease in our retail business.

Sales generated from our wholesale business contributed 62.7% or $68.9 million of our total sales for the three months ended September 30, 2016, a 3.4% decrease compared with $71.3 million in the three months ended September 30, 2015. This decrease was primarily attributable to a decrease in sales in Mainland China, the United Kingdom and Japan, partially offset by anincrease in sales in Hong Kong, China, Germany, Europe-Other and the United States.

Sales generated from our retail business contributed 37.3% or $41.1 million of our total sales for the three months ended September 30, 2016, a 13.2% decrease compared with 39.9% or $47.3 million in the three months ended September 30, 2015. This decrease was primarily due to a decrease in same store sales.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended September 30, 2016 and 2015.

					Growth
					(Decrease) in 2016
	Three months ended September 30,				Compared
	2016		2015		with 2015
	(In thousands of U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$68,873	100.0%	$71,320	100.0%	(3.4)%
Raw Materials	31,451	45.7	33,232	46.6	(5.4)
Labor	1,310	1.9	1,539	2.2	(14.9)
Outsourced Production Costs	25,927	37.6	26,487	37.1	(2.1)
Other and Overhead	123	0.2	162	0.2	(24.1)
Total Cost of Sales for Wholesale	58,811	85.4	61,420	86.1	(4.2)
Gross Profit for Wholesale	10,062	14.6	9,900	13.9	1.6
Net Sales for Retail	41,053	100.0	47,281	100.0	(13.2)
Production Costs	11,145	27.1	12,579	26.6	(11.4)
Rent	10,356	25.2	12,259	25.9	(15.5)
Total Cost of Sales for Retail	21,501	52.4	24,838	52.5	(13.4)
Gross Profit for Retail	19,552	47.6	22,443	47.5	(12.9)
Total Cost of Sales	80,312	73.1	86,258	72.7	(6.9)
Gross Profit	$29,614	26.9%	$32,343	27.3%	(8.4)%

Raw material costs for our wholesale business were 45.7% of our total wholesale business sales in the three months ended September 30, 2016, compared with 46.6% in the three months ended September 30, 2015. The decrease was mainly due to lower raw material prices.

Labor costs for our wholesale business were 1.9% of our total wholesale business sales in the three months ended September 30, 2016, compared with 2.2% in the three months ended September 30, 2015. The marginal decrease was mainly due to a higher number of outsourced orders in 2016.

Outsourced production costs for our wholesale business for the three months ended September 30, 2016 decreased 2.1% to $25.9 million from $26.5 million for the three months ended September 30, 2015. Outsourced production costs accounted for 37.6% of our total wholesale business sales in the three months ended September 30, 2016, a 0.5% increase from the three months ended September 30, 2015. This increase was primarily attributable to higher average employee salaries at our outsourced manufacturing factories.

Overhead and other expenses for our wholesale business accounted for 0.2% of our total wholesale business sales for the three months ended September 30, 2016, compared with 0.2% of total wholesale business sales for the three months ended September 30, 2015.

Wholesale business gross profit for the three months ended September 30, 2016 was $10.1 million compared with $9.9 million for the three months ended September 30, 2015. Gross profit accounted for 14.6% of our total wholesale sales for the three months ended September 30, 2016, compared with 13.9% for the three months ended September 30, 2015. The increase was mainly due to a decrease in raw material costs.

Production costs for our retail business were $11.1 million for the three months ended September 30, 2016 compared with $12.6 million during the three months ended September 30, 2015. Retail production costs accounted for 27.1% of our total retail sales in the three months ended September 30, 2016, compared with 26.6% for the three months ended September 30, 2015. The increase was due to higher discounts on our out-of-season products in the three months ended September 30, 2016 compared with the same period of the prior year.

Rent costs for our retail business for the three months ended September 30, 2016 were $10.4 million compared with $12.3 million for the three months ended September 30, 2015. Rent costs for our retail business accounted for 25.2% of our total retail sales for the three months ended September 30, 2016, compared with 25.9% for the three months ended September 30, 2015. The decrease was primarily attributable to lower variable rent charged at certain locations.

Gross profit in our retail business for the three months ended September 30, 2016 was $19.6 million and gross margin was 47.6%. Gross profit in our retail business for the three months ended September 30, 2015 was $22.4 million and gross margin was 47.5%.

Total cost of sales for the three months ended September 30, 2016 was $80.3 million, a 6.9% decrease from $86.3 million for the three months ended September 30, 2015. Total cost of sales as a percentage of total sales for the three months ended September 30, 2016 was 73.1%, compared with 72.7% for the three months ended September 30, 2015. Gross margin for the three months ended September 30, 2016 was 26.9% compared with 27.3% for the three months ended September 30, 2015.

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

	Three Months Ended September 30,				Increase (Decrease) in 2016 Compared
	2016		2015		to 2015
	(In thousands of U.S. dollars, except for percentages)
Gross Profit	$29,614	26.9%	$32,343	27.3%	(8.4)%
Operating Expenses:
Selling Expenses	18,522	16.8	19,199	16.2	(3.5)
General and Administrative Expenses	9,862	9.0	9,335	7.9	5.7
Total	28,384	25.8	28,534	24.1	(0.5)
Income from Operations	$1,230	1.1%	$3,809	3.2%	(67.7)%

Selling expenses for the three months ended September 30, 2016 decreased 3.5% to $18.5 million from $19.2 million for the three months ended September 30, 2015. The decrease was attributable to lower retail sales and decreased store management expense.

General and administrative expenses for the three months ended September 30, 2016 increased 5.7% to $9.8 million from $9.3 million for the three months ended September 30, 2015. The increase was mainly attributable to an increase of $1.9 million for bad-debt expense for the three months ended September 30, 2016 compared with the three months ended September 30, 2015.

Income from Operations

Income from operations for the three months ended September 30, 2016 decreased 67.7% to $1.2 million from $3.8 million for the three months ended September 30, 2015. Income from operations for the three months ended September 30, 2016 accounted for 1.1% of our total sales, a 2.1% decrease compared with the three months ended September 30, 2015 as a result of decreased gross profit.

Interest Expense

Interest expense for the three months ended September 30, 2016 was $0.6 million, a 1.4% increase compared with the same period in 2015.

Income Tax Expenses

Income tax expense for the three months ended September 30, 2016 was $0.7 million, a decrease of 32% compared to the same period of 2015. The decrease was primarily due to decreased profits of our business.

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

The Company and the PRC Tax Bureau have agreed that payments on the tax liability of $3.2 million should be made by the Company prospectively over the next two to three years period. Approximately $2.3 million has been paid as of September 30, 2016. Beginning January 1, 2014, all net income generated from Ever-Glory HK has been reported as a taxable income at 25% tax rate in PRC.

Ever-Glory International Group Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes through September 30, 2016. The net operating loss carry forwards for the United States income taxes may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2035. Management believes that the realization of the benefits from these losses is uncertain due to our limited operating history and continuing losses for the United States income tax purposes. Accordingly, we provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero.

Net Income

Net income for the three months ended September 30, 2016 was $0.4 million, an 84.9% decrease compared with the same period in 2015. Our basic and diluted earnings per share were $0.04 and $0.19 for the three months ended September 30, 2016 and 2015, respectively.

Results of Operations for the nine months ended September 30, 2016 and 2015

The following table summarizes our results of operations for the nine months ended September 30, 2016 and 2015. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Nine Months Ended September 30,
	2016		2015
	(in thousands of U.S. Dollars, except for percentages)
Sales	$282,295	100.0%	$292,231	100.0%
Gross Profit	84,672	30.0	92,999	31.8
Operating Expense	79,605	28.2	80,892	27.7
Income From Operations	5,067	1.8	12,107	4.1
Other Income (Expenses)	282	0.1	(199)	(0.1)
Income tax expense	2,385	0.8	3,270	1.1
Net Income	$2,964	1.1%	$8,638	3.0%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the nine months ended September 30, 2016 and 2015.

	2016		2015		Growth (Decrease)
Wholesale business	(In thousands of U.S. dollars)	% of total sales	(In thousands of U.S. dollars)	% of total sales	in 2016 compared with 2015
Mainland China	$36,854	13.1%	$42,670	14.6%	(13.6)%
Hong Kong China	22,314	7.9	19,035	6.5	17.2
Germany	5,760	2.0	10,414	3.6	(44.7)
United Kingdom	12,568	4.5	13,792	4.7	(8.9)
Europe-Other	32,999	11.7	22,743	7.8	45.1
Japan	9,181	3.2	11,289	3.9	(18.7)
United States	19,554	6.9	14,443	4.9	35.4
Total Wholesale business	139,230	49.3	134,386	46.0	3.6
Retail business	143,065	50.7	157,845	54.0	(9.4)
Total sales	$282,295	100.0%	$292,231	100.0%	(3.4)%

Sales for the nine months ended September 30, 2016 were $282.3 million, a decrease of 3.4% from the nine months ended September 30, 2015. This decrease was primarily attributable to a 9.4% decrease in sales in our retail business partially offset bya 3.6% sales increase in our wholesale business.

Sales generated from our wholesale business contributed 49.3% or $139.2 million of our total sales for the nine months ended September 30, 2016, an increase of 3.6% compared with $134.4 million in the nine months ended September 30, 2015. This increase was primarily attributable to increased sales in Hong Kong, China, Europe-Other and the United States partially offset by decreased sales in Mainland China, Germany, the United Kingdom and Japan.

Sales generated from our retail business contributed 50.7% or $143.1 million of our total sales for the nine months ended September 30, 2016, a decrease of 9.4% compared with $157.8 million in the nine months ended September 30, 2015. This decrease was primarily due to a decrease in same store sales.

Total retail store square footage and sales per square foot for the nine months ended September 30, 2016 and 2015 are as follows:

	2016	2015
Total store square footage	1,329,708	1,166,734
Number of stores	1,345	1,188
Average store size, square foot	989	982
Total store sales (in thousands of U.S. dollars)	$143,065	$157,845
Sales per square foot	$108	$135

Same-store sales and newly opened store sales for the nine months ended September 30, 2016 and 2015 are as follows:

	2016	2015
	(In thousands of U.S. dollars)
Sales from stores opened for a full year	$113,734	$110,279
Sales from newly opened store sales	$14,137	$32,339
Sales from e-commerce platform	$9,368	$7,757
Other*	$5,826	$7,470
Total	$143,065	$157,845

*Primarily sales from stores that were closed in the current reporting period.

We remodeled or relocated 216 stores in 2015, and 168 stores during the nine months ended September 30, 2016.We plan to relocate or remodel an aggregate of 150-200 stores in 2016. Remodels and relocations typically drive incremental same-store sales growth. A relocation typically results in an improved, more visible and accessible location, and usually includes increased square footage. We believe we will continue to have opportunities for additional remodels and relocations beyond 2016.  Same-store sales are calculated based upon stores that were open at least 12 full fiscal months in each reporting period and remain open at the end of each reporting period.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the nine months ended September 30, 2016 and 2015.

					Growth
					(Decrease) in 2016
	Nine months ended September 30,				Compared
	2016		2015		with 2015
	(In thousands of U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$139,230	100.0%	$134,386	100.0%	3.6%
Raw Materials	61,935	44.5	60,799	45.2	1.9
Labor	3,932	2.8	4,395	3.3	(10.5)
Outsourced Production Costs	50,603	36.3	45,452	33.8	11.3
Other and Overhead	370	0.3	440	0.3	(15.9)
Total Cost of Sales for Wholesale	116,840	83.9	111,086	82.7	5.2
Gross Profit for Wholesale	22,390	16.1	23,300	17.3	(3.9)
Net Sales for Retail	143,065	100.0	157,845	100.0	(9.4)
Production Costs	45,172	31.6	43,130	27.3	4.7
Rent	35,611	24.9	45,016	28.5	(20.9)
Total Cost of Sales for Retail	80,783	56.5	88,146	55.8	(8.4)
Gross Profit for Retail	62,282	43.5	69,699	44.2	(10.6)
Total Cost of Sales	197,623	70.0	199,232	68.2	(0.8)
Gross Profit	$84,672	30.0%	$92,999	31.8%	(9.0)%

Raw material costs for our wholesale business were 44.5% of our total wholesale business sales in the nine months ended September 30, 2016, compared with 45.2% in the nine months ended September 30, 2015. The decrease was mainly due to lower raw materials prices.

Labor costs for our wholesale business were 2.8% of our total wholesale business sales in the nine months ended September 30, 2016, compared with 3.3% in the nine months ended September 30, 2015. The marginal decrease was mainly due to a higher number of outsourced orders in the nine months ended September 30, 2016.

Outsourced manufacturing costs for our wholesale business were 36.3% of our total wholesale sales in the nine months ended September 30, 2016, compared with 33.8% in the nine months ended September 30, 2015. This increase was primarily attributable to increased average salaries of the employees at our outsourced manufacturing factories.

Overhead and other expenses for our wholesale business accounted for 0.3% and 0.3% of our total wholesale sales for the nine months ended September 30, 2016 and 2015, respectively.

Gross profit for our wholesale business for the nine months ended September 30, 2016 was $22.4 million, a 3.9% decrease compared with the nine months ended September 30, 2015. As a percentage of total wholesale business sales, gross profit was 16.1% of our total wholesale business sales for the nine months ended September 30, 2016, compared with 17.3% for the nine months ended September 30, 2015. The decrease was mainly due to increased outsourced manufacturing costs.

Production costs for our retail business for the nine months ended September 30, 2016 were $45.2 million compared with $43.1 million for the nine months ended September 30, 2015. As a percentage of our total retail sales, production costs were 31.6% of our total retail sales for the nine months ended September 30, 2016, compared with 27.3% for the nine months ended September 30, 2015. The increase was due to higher discounts on our out-of-season products in the nine months ended September 30, 2016 compared with the same period of the prior year.

Rent costs for our retail business for the nine months ended September 30, 2016 were $35.6 million compared with $45.0 million for the nine months ended September 30, 2015. As a percentage of total retail sales, rent costs were 24.9% of our total retail sales for the nine month ended September 30, 2016 compared with 28.5% for the nine months ended September 30, 2015. The decrease was primarily attributable to lower rent at certain locations.

Gross profit for our retail business for the nine months ended September 30, 2016 was $62.3 million compared with $69.7 million for the nine months ended September 30, 2015. Gross margin for our retail business for the nine months ended September 30, 2016 was 43.5% compared with 44.2% for the nine months ended September 30, 2015

Total cost of sales for the nine months ended September 30, 2016 was $197.6 million, a 0.8% decrease compared with the nine months ended September 30, 2015. As a percentage of total sales, total costs were 70.0% of total sales for the nine months ended September 30, 2016, compared with 68.2% for the nine months ended September 30, 2015. Total gross margin for the nine months ended September 30, 2016 was 30.0% compared with 31.8% for the nine months ended September 30, 2015.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. For our wholesale business, purchases from our five largest suppliers represented approximately 14.8% and 13.9% of raw material purchases for the nine months ended September 30, 2016 and 2015, respectively. No one supplier provided more than 10% of our raw material purchases for the nine months ended September 30, 2016 and 2015. For our retail business, purchases from our five largest suppliers represented approximately 33.0% and 21.7% of raw material purchases for the nine months ended September 30, 2016 and 2015, respectively. No one supplier provided more than 10% of our raw material purchases for the nine months ended September 30, 2016 and 2015. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

We also purchase finished goods from contract manufacturers. For our wholesale business, purchases from our five largest contract manufacturers represented approximately 54.4% and 43.8% of finished goods purchases for the nine months ended September 30, 2016 and 2015, respectively. One contract manufacturer provided approximately 26.6% and 11.6% of our finished goods purchases for the nine months ended September 30, 2016. One contract manufacturer provided approximately 19.5% of our finished goods purchases for the nine months ended September 30, 2015. For our retail business, our five largest contract manufacturers represented approximately 14.8% and 11.5% of finished goods purchases for the nine months ended September 30, 2016 and 2015, respectively. No contract manufacturer provided more than 10% of our retail finished goods purchases for the nine months ended September 30, 2016 and 2015. We have not experienced difficulty in obtaining finished products from our contract manufacturers and we believe we maintain good relationships with our contract manufacturers.

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

	Nine months ended September 30,				Increase (Decrease) in 2016 Compared
	2016		2015		to 2015
	(In thousands of U.S. dollars, except for percentages)
Gross Profit	$84,672	30.0%	$92,999	31.8%	(9.0)%
Operating Expenses:
Selling Expenses	55,477	19.7	57,036	19.5	(2.7)
General and Administrative Expenses	24,128	8.5	23,856	8.2	1.1
Total	79,605	28.2	80,892	27.7	(1.6)
Income from Operations	$5,067	1.8%	$12,107	4.1%	(58.2)%

Selling expenses for the nine months ended September 30, 2016 were $55.5 million, a 2.7% decrease compared with the nine months ended September 30, 2015. The decrease was attributable to lower retail sales and decreased store management expense.

General and administrative expenses for the nine months ended September 30, 2016 were $24.1 million a 1.1% increase compared with the nine months ended September 30, 2015. As a percentage of total sales, general and administrative expenses accounted for 8.5% of total sales for the nine months ended September 30, 2016, compared with 8.2% of total sales for the nine months ended September 30, 2015. The increase was mainly attributable to an increase of $1.4 million for the bad-debt expense for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015.

Income from Operations

Income from operations for the nine months ended September 30, 2016 was $5.1 million, a 58.2% decrease from $12.1 million for the nine months ended September 30, 2015. This decrease was due to decreased gross profit.

Interest Expense

Interest expense was $1.5 million and $2.1 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease was due to the decreased bank loans and interest rate.

Income Tax Expenses

Income tax expense for the nine months ended September 30, 2016 was $2.4 million, a 27.2% decrease compared to the same period of 2015. The decrease was primarily due to lower business profits.

Net Income

Net income for the nine months ended September 30, 2016 was $3.0 million, a decrease of 65.9% compared with the same period in 2015. Our diluted earnings per share were $0.23 and $0.60 for the nine months ended September 30, 2016 and 2015, respectively.

Summary of Cash Flows

Summary cash flows information for the nine months ended September 30, 2016 and 2015 is as follows:

	2016	2015
	(In thousands of U.S. dollars)
Net cash provided by operating activities	$18,606	$12,631
Net cash used in investing activities	$(8,537)	$(10,845)
Net cash provided by (used in) financing activities	$6,746	$(7,939)

Net cash provided by operating activities was $18.6 million for the nine months ended September 30, 2016, compared with $12.7 million during the nine months ended September 30, 2015. The increase was primarily due to decrease in inventory as we control and maintain inventory at the lowest possible level.

Net cash used in investing activities was $8.5 million for the nine months ended September 30, 2016, compared with $10.8 million during the nine months ended September 30, 2015. This decrease was mainly due to the purchase of land use right for our retail logistics center in the nine months ended September 30, 2015 and no such activities in the same period of 2016.

Net cash provided by financing activities was $6.7 million for the nine months ended September 30, 2016 compared with $7.9 million net cash used during the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we repaid $69.1 million of bank loans and received bank loan proceeds of $75.3 million. Also, under the counter-guarantee agreement, we received $1.8 million from and paid $1.2 million to the related party during the nine months ended September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2016, we had cash and cash equivalents of $38.3 million, other current assets of $142.1 million and current liabilities of $128.7 million. We presently finance our operations primarily from cash flows from operations and bank loans and we anticipate that these will continue to be our primary sources of funds to finance our short-term cash needs.

Bank Loans

In January 2014, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $9.0 million (RMB60.0 million). These loans are collateralized by the Company’s property and equipment. As of September 30, 2016, Goldenway had borrowed $6.0 million (RMB40.0 million) under this line of credit with annual interest rates ranging from 4.4% - 4.5% and due on various dates from November to December 2016. As of September 30, 2016, approximately $3.0 million was unused and available under this line of credit.

In September 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $18.0 million (RMB120.0 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of September 30, 2016, Ever-Glory Apparel had borrowed $11.7 million (RMB 78.0 million) under this line of credit with annual interest rates ranging from 4.4% to 4.6% and due on various dates from October 2016 to September 2017. As of September 30, 2016, approximately $6.3 million was unused and available under this line of credit.

In June 2016, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.5 million (RMB50.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of September 30, 2016, Goldenway had borrowed $7.5 million (RMB50.0 million) under this line of credit with annual interest rates ranging from 3.3% to 3.8% and due on various dates from January to March 2017.

In June 2016, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.0 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of September 30, 2016, Ever-Glory Apparel had borrowed $3.8 million from Nanjing Bank with an annual interest rates ranging from 3.7% to 4.0% and due on various dates from October to November 2016, and collateralized by approximately $4.5 million of accounts receivable from our wholesale customers. As of September 30, 2016, approximately $5.2 million was unused and available under this line of credit.

In October 2015, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.0 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of September 30, 2016, LA GO GO had borrowed $2.2 million (RMB15.0 million) under this line of credit with an annual interest rate of 5.0% and due in January 2017. As of September 30, 2016, approximately $0.8 million (RMB5.0 million) was unused and available under this line of credit.

In January 2015, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $12.6 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of September 30, 2016, Ever-Glory Apparel had borrowed $7.4 million from HSBC with an annual interest rates ranging from 1.1% to 3.3% and due in October2016, and collateralized by approximately $8.3 million of accounts receivable from our wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of September 30, 2016, approximately $5.2 million was unused and available under this line of credit.

In June 2014, LA GO GO entered into a line of credit agreement for approximately $5.0 million (RMB33.0 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of September 30, 2016, LA GO GO had borrowed $3.0 million (RMB20.0 million) from the Bank of Communications with annual interest rates ranging from 4.6% to 5.0% and due on various dates from November 2016 to August 2017. As of September 30, 2016, approximately $2.0 million was unused and available under this line of credit.

In December 2015, LA GO GO entered into a line of credit agreement for approximately $3.0 million (RMB20.0 million) with China Minsheng Banking and guaranteed by Ever-Glory Apparel and Mr. Kang. As of September 30, 2016, LA GO GO had borrowed $3.0 million (RMB20.0 million) from China Minsheng Banking with an annual interest rate of 4.6% and due in December 2016.

In March 2016, Ever-Glory Apparel entered into a line of credit agreement for approximately $3.8 million (RMB25.0 million) with Bank of China and guaranteed by Jiangsu Ever-Glory. These loans are also collateralized by assets of Jiangsu Ever-Glory’s equity investee, ChuzhouHuarui, under a collateral agreement executed by Ever-Glory Apparel, ChuzhouHuarui and Bank of China. As of September 30, 2016, Ever-Glory Apparel had borrowed $1.5 million (RMB10.0 million) under this line of credit with annual interest rate at 4.8% and due in October 2016, and $1.1 million with an annual interest rate at 2.5% due in November 2016, collateralized by approximately $1.4 million of accounts receivable from our wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of September 30, 2016, approximately $1.2 million was unused and available under this line of credit.

In December 2014, LA GO GO entered into a line of credit agreement for approximately $5.4 million (RMB36.0 million) with the China Citic Bank and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of September 30, 2016, LA GO GO had borrowed $1.3 million (RMB9.0 million) from the Bank of Communications with annual interest rate at 4.6% and due on December 2016. As of September 30, 2016, approximately $4.1 million was unused and available under this line of credit.

In July 2016, Ever-Glory Apparel entered into a line of credit agreement for approximately $6.0 million (RMB40.0 million) with China Everbright Bank and guaranteed by Goldenway and Mr. Kang. These loans are also collateralized by Jiangsu Ever-Glory’s property. As of September 30, 2016, Ever-Glory Apparel had borrowed $1.3 million under this line of credit with annual interest rate at 2.8% and due on November 2016, and collateralized by approximately $1.5 million of accounts receivable from wholesale customers. As of September 30, 2016, approximately $4.7 million was unused and available under this line of credit.

All bank loans are used to fund our daily operations.

DERIVATIVE LIABILITY

As of September 30, 2016, the Company had one outstanding forward foreign exchange contracts (sell EUR dollars for RMB) with a total notional amount of EUR0.65 million. As of December 31, 2015, the Company had four outstanding forward foreign exchange contracts (sell US dollars for RMB), with a total notional amount of $11.1 million. The fair value of these contracts as of September 30, 2016 and December 31, 2015, as well as realized gains and losses on these foreign currency derivative activities during 2015 and the nine months ended September 30, 2016 were not significant.

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

As of September 30, 2016, we had access to approximately $82.3 million in lines of credit, of which approximately $32.8 million was unused and available. These credit facilities do not include any covenants. We have agreed to provide Jiangsu Ever-Glory a counter-guarantee of not more than 70% of the maximum aggregate lines of credit and borrowings guaranteed by Jiangsu Ever-Glory and collateralized by the assets of Jiangsu Ever-Glory under agreements executed between the Company, Jiangsu Ever-Glory and the banks. The maximum aggregate lines of credit and available borrowings was approximately $54.6 million (RMB364 million) and approximately $17.7 (RMB118 million) was provided to Jiangsu Ever-Glory as the counter guarantee as of September 30, 2016.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004, the exchange rate of RMB to the dollar remained constant at RMB 8.26 to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from RMB 8.26 to 8.09 to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of September 30, 2016, the market foreign exchange rate had increased to RMB 6.67 to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future, and will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel, Taixin, He Meida, Huirui, Shanghai LA GO GO, Yalan, Shanghai Yiduo, Tianjin LA GO GO and Jiangsu LA GO GO (whose functional currency is RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain (loss) for the three and nine months ended September 30, 2016 and 2015 was ($0.5) million, ($2.9) million, ($3.3) million and ($2.9) million, respectively.

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

Interest Rates: Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. On September 30, 2016, we had $38.3 million in cash and cash equivalents. A hypothetical 5% increase or decrease in either the short term or long term interest rates would not have any material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates: We pay our suppliers and employees in Chinese RMB, however, most of our wholesale customers are located in the U.S., Japan and Europe and we generate sales from them in U.S. Dollars, Euros and British Pounds. Accordingly, our business has substantial exposure to changes in exchange rates between and among the Chinese RMB, the U.S. Dollar, the Euro and the British Pound. In the last decade, the RMB was initially pegged at RMB 8.26 to one U.S. Dollar. On July 21, 2005 it was revalued to 8.09 per U.S. Dollar. Following the removal of the peg to the U.S. Dollar and pressure from the United States, the People’s Bank of China also announced that the RMB would be pegged to a basket of foreign currencies, rather than being strictly tied to the U.S. Dollar, and would be allowed to float trade within a narrow 0.3% daily band against this basket of currencies. The PRC government has stated that the basket is dominated by the U.S. Dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British Pound, Thai Baht, Russian Ruble, Australian Dollar, Canadian Dollar and Singapore Dollar. There can be no assurance that the relationship between the RMB and these currencies will remain stable over time, especially in light of the significant political pressure on the Chinese government to permit the free flotation of the RMB, which could result in greater and more frequent fluctuations in the exchange rate between the RMB, the U.S. Dollar and the Euro. On September 30, 2016, the exchange rate between the RMB and U.S. Dollar was RMB6.67 to one U.S. Dollar. For additional discussion regarding our foreign currency risk, see the section titled Risk Factors in the Annual Report on Form 10-K for our fiscal year ended December 31, 2015. Fluctuation in the value of Chinese RMB relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.

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

Evaluation of Disclosure Controls and Procedures. As of September 30, 2016, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of September 30, 2016. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9 of our annual report for fiscal year ended December 31, 2015. As of September 30, 2016, we had not completed the remediation of these material weaknesses.

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

Changes in Internal Control over Financial Reporting

Our management has worked, and will continue to work to improve our internal controls over financial reporting. During the nine months ended September 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

November 14, 2016	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jiansong Wang
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

