Form 10-K
period 2016-12-31
Ever-Glory International Group, Inc.
filed 2017-03-30
CIK 943184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2016, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $8.0 million based on the closing price of $1.93 for the registrant’s common stock as reported on the NASDAQ Global Market.

As of March 25, 2017, there were 14,792,836 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EVER-GLORY INTERNATIONAL GROUP, INC.

FORM 10-K

For the Year Ended December 31, 2016

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

i

PART I

ITEM 1. BUSINESS

Overview and Corporate History

Ever-Glory International Group, Inc., sometimes referred to in this report as “Ever-Glory”, the “Company”, “we”, or “us”, through its subsidiaries, is a retailer of branded fashion apparel and a leading global apparel supply chain solution provider. Ever-Glory offers apparel to woman under its own brands “La go go”, “Velwin”, “Sea To Sky” and “idole” and currently operates over 1,300 retail locations in China. Ever-Glory is also a leading global apparel supply chain solution provider with a focus on middle-to-high end casual wear, outerwear, and sportswear brands. Ever-Glory serves a number of well-known domestic and international brands and retail stores by providing a complete set of services of supply chain management on fabric development and design, sampling, sourcing, quality control, manufacturing, logistics, customs clearance, distribution, and etc.

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

Ever-Glory Apparel was incorporated in the PRC on January 6, 2009.  Goldenway invested approximately $16.9 million (RMB110.0 million) into Ever-Glory Apparel. Ever-Glory Apparel is principally engaged in the import and export of apparel, fabric and accessories. Ever-Glory Apparel began to function as our primary import and export agent since 2010.

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

On March 19, 2014, Xizang He Meida Trading Company Limited (“He Meida”) a wholly owned subsidiary of Ever-Glory Apparel was incorporated in PRC. The business objective of HeMeida is to develop online operation of our retail business in the mainland Chinese market.

On April 29, 2014, Tianjin La Go Go Fashion Company Limited (“Tianjin LA GO GO”)a joint venture of Ever-Glory Apparel and Catch-Luck was incorporated in PRC. The business objective of Tianjin LA GO GO is to carry out our retail operations in different geographic markets other than Jiangsu LA GO GO.

On July 24, 2014, ChuzhouHuirui Garments Company Limited (“Huirui”), a wholly owned subsidiary of Ever-Glory Apparel was incorporated in PRC. Huirui is primarily engaged in the management of our outsourced manufacturing factories.

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

EVER-GLORY INTERNATIONAL GROUP, INC.
(NASDAQ AMEX:EVK)
100%
Perfect Dream Limited
(BVI)
100%
100%
100%
100%
100%
Nanjing New-Tailun Garments Co, Ltd. (PRC)
(" New-Tailun ")
Goldenway Nanjing Garments Company Limited (PRC)
("Goldenway")
Ever-Glory International Group (HK) Ltd.
("Ever-Glory HK")
100%
Nanjing Catch-Luck Garments Co, Ltd. ("PRC)
("Catch-Luck")
20%
80%
Ever-Glory International Group Apparel Inc.(PRC) (" Ever-Glory Apparel ")
Jiangsu La Go Go Fashion Company Limited (PRC)
("Jiangsu LA GO GO")
Tianjin La Go Go Fashion Company Limited (PRC)
("Tianjin LA GO GO")
100%
100%
100%
100%
Chuzhou Huirui Garments Company Limited (PRC)
("Huirui")
Nanjing Tai Xin Garments Trading Company Limited(PRC)
("Tai Xin")
Xizang He Meida Trading Company Limited(PRC)
("He Meida")
Shanghai La Go Go Fashion Company Limited (PRC)
("Shanghai LA GO GO")
100%
78%
Shanghai Ya Lan Fashion Company Limited (PRC)
("Ya Lan")
Shanghai Yiduo Fashion Company Limited (PRC)
("Yiduo")

Business Operations

Our wholesale operations include a complete set of services of supply chain management and worldwide sale of apparel to well-known domestic and international casual wear, sportswear and outerwear brands and retailers in major markets. We conduct our original design manufacturing (“ODM”) operations through six wholly owned subsidiaries which are located in the Nanjing Jiangning Economic and Technological Development Zone and Shang Fang Town in the Jiangning District in Nanjing, Jiangsu province, China, and Chuzhou, Anhui province, China: Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”), Goldenway Nanjing Garments Company Limited (“Goldenway”), Nanjing New-Tailun Garments Company Limited (“New Tailun”), Nanjing Catch-Luck Garments Co., Ltd. (“Catch-Luck”), ChuzhouHuirui Garments Co., Ltd. (“Huirui”) and Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”). We also have one wholly owned subsidiary is located in Samoa: Ever-Glory International Group (HK) Ltd. ("Ever-Glory HK"). In our fiscal year ended December 31, 2016, our wholesale segment achieved total sales of $188.2 million.

Although we have our own manufacturing capacity, we currently outsource most of the manufacturing to our strategic long-term contractors as part of our overall business strategy. Outsourcing allows us to maximize our production capacity and remain flexible while reducing capital expenditures and the costs of keeping skilled workers on production lines during times of seasonally lower sales. We inspect products manufactured by our long-term contractors to ensure that they meet our high quality control standards. Total unit output from our manufacturing facilities and outsourced partners is more than 18.0 million pieces in 2016. See Production and Quality Control below.

Our retail business objective is to establish and develop leading brands of women’s wear and to build a nationwide retail distribution channel in China. We conduct our retail operations through Shanghai LA GO GO Fashion Company Limited (“Shanghai LA GO GO”), Jiangsu LA GO GO Fashion Company Limited (“Jiangsu LA GO GO”), Tianjin LA GO GO Fashion Company Limited (“Tianjin LA GO GO”), Shanghai Ya Lan Fashion Company Limited (“Ya Lan”), Xizang He Meida Trading Company Limited (“He Meida”) and Shanghai Yiduo Fashion Company Limited (“Shanghai Yiduo”). As of December 31, 2016, we had approximately 6,900 retail employees and operated 1,378 retail stores in China. We achieved total retail sales of $204.4million in the fiscal year of 2016.

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

In the fiscal year ended December 31, 2016, approximately 44.9% of our sales revenue came from customers in China, 4.3% of our sales revenue came from customers in Germany, 32.5% of our sales revenue came from customers in United Kingdom and other European countries, 12.3% from customers in the United States, and 6.0% from customers in Japan. In 2016, sales to our five largest customers generated approximately 33.7% of our total wholesale sales and two customers represented more than ten percent of our total wholesale sales.

Substantially all of our long-lived assets were attributable to the PRC as of December 31, 2016 and 2015.

Suppliers

We purchase the majority of our raw materials (including fabric, fasteners, thread, buttons, labels and related materials) directly from numerous local fabric and accessories suppliers in China. For our wholesale business, collectively, purchases from our five largest suppliers represented approximately 13.2% and 13.5% of total raw material purchases in 2016 and 2015, respectively. No single supplier provided more than 10% of our total purchases.

We also purchased finished goods from contract manufacturers. For our wholesale business, collectively, purchases from our five largest contract manufacturers represented approximately 48.9% and 48.1% of total finished goods purchases in 2016 and 2015, respectively.  One contract manufacturer provided approximately 24.7% and 24.5% of our total finished goods purchases in 2016 and 2015.

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

Production and Quality Control

In 2016, approximately 16.6% of the products we sold to wholesale customers were in our own manufacturing facilities. We typically outsource the manufacturing of a large portion of our products based upon factory capacity and customer demand. The number of outside contract manufacturers to which we outsource is expected to increase in order to meet the anticipated growth in demand from our customers.

As of December 31, 2016, our total production capacity, including outsourced production, reached 16.5 million pieces per year. At present, we believe our production capacity is sufficient to meet customer demand.

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

Governmental Regulations/Quotas

In 2016, we were not subject to any export quota imposed by countries where our customers are located. Nevertheless, we have noticed that many European countries tightened their chemical inspection requirements after the removal of quotas. In addition, there can be no assurance that additional trade restrictions will not be imposed on the export of our products in the future.  Such actions could result in increases in the cost of our products generally and may adversely affect our operating results. On a longer term basis, we believe that our customer mix and our ability to adjust the types of apparel we manufacture will mitigate our exposure to such trade restrictions in the future.

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

Retail Segment

As of December 31, 2016, we had 1,378 retail stores in China selling our own brand clothing. We believe our advantages in the retail segments include our ability to promptly respond to market trends, our quick turn-around in design and production, and appropriate pricing. In 2016, we achieved total net sales of approximately US$204.4 million for our retail business. We operate most of our retail stores in so-called Tier-2 or Tier-3 cities in China, such as Zhengzhou in Henan province, Taizhou in Jiangsu province, etc. We also have penetrated into Tier-1 cities, such as Beijing and Shanghai.

Suppliers

We purchase the majority of our raw materials (including fabric, fasteners, thread, buttons, labels and related materials) directly from numerous local fabric and accessories suppliers. For our retail business, collectively, purchases from our five largest suppliers represented approximately 27.1% of total purchases in 2016. There were no suppliers which provided more than 10% of our total raw materials purchases in 2016. We have not experienced difficulty in obtaining raw materials that are essential to our business.

We also purchase finished goods from contract manufacturers. For our retail business, collectively, our five largest contract manufacturers represented approximately 16.1% of total finished goods purchases in 2016. There was no one contract manufacturer which provided more than 10% of our total finished goods purchases in 2016. We have not experienced difficulty in obtaining finished products from our contract manufacturers.

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

Sales and Marketing

Products of our retail brands are sold in flagship stores, stores-within-a-store and e-commerce platform.  The sales department is responsible for developing new sales channels. According to our new store opening plan, the ratio of flagship stores and stores-within-a-store are carefully balanced.  The store-within-a-store enters into contracts with department stores. The flagship stores are carefully chosen at prominent locations and have lease agreements with each property owner.  Under our return and exchange policy, products may be returned or exchanged for any reason within 15 days. During 2016, the return and exchange rate was very low and was not a material factor in our operations.

Store Operation

As of December 31, 2016, we had 1,378 stores, including 68 flagship stores, with each store generating average revenue of approximately $ 15,000 per month. The majority of our retail stores are situated as stores-within-a-store in large, mid-tier department stores located in over 20 provinces in China.

Trademarks

We regard our trademarks as an important part of our business due to the name recognition of our customers. We obtained trademark registration at the China Trademark Office for the mark “La Go Go” in class 25 and class 18 in 2010. As of December 31, 2016, we were not aware of any valid claim or challenges to our right to use our registered trademark or any counterfeit or other infringement to our registered trademark.

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

Employees

As of December 31, 2016, we had over 8,200 employees. None of our employees belong to a labor union. We have never experienced a labor strike or work stoppage. We are in full compliance with the Chinese labor laws and regulations and are committed to providing safe and comfortable working conditions and accommodations for our employees.

Labor Costs

The manufacture of garments is a labor-intensive business. Although much of our production process is automated and mechanized, we rely on skilled labor to make our products.  During the year ended December 31, 2016, our labor cost increased due to the shortage of skilled workers and rising labor cost in China.

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

Description of Property

In 2016, we operated four facilities on certain land in the Nanjing Jiangning Economic and Technological Development Zone and in Shangfang Town and Huifeng Road, which are located in Nanjing and Chuzhou, China. For further details concerning our property, see Item 2 of this report regarding Properties.

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

As of December 31, 2016 and 2015, we did not rely on any raw material supplier for more than 10% of all of our total raw material purchases. For the wholesale business, we relied on one manufacturer for 24.7% and 24.5% of purchased finished goods in 2016 and 2015, respectively. For the retail business, we did not rely on any one manufacturer for more than 10% of all of our total purchased finished goods during 2016 and 2015. We do not have any long-term written agreements with any of these suppliers and do not anticipate entering into any such agreements in the near future. However, we always execute a written agreement for each order placed with our suppliers. We do not believe that loss of any of these suppliers would have a material adverse effect on our ability to obtain finished goods or raw materials essential to our business because we believe we can locate other suppliers in a timely manner.

Risks Relating to Our Business

Our wholesale business depends on some key customers for a significant portion of our sales. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.

For the year ended December 31, 2016, our five largest customers represented approximately 33.7% of our total net sales. For the year ended December 31, 2015, our top five largest customers represented approximately 41.5% of our total net sales.  The garment manufacturing industry has experienced substantial consolidation in recent years, which has resulted in increased customer leverage over suppliers, greater exposure for suppliers to credit risk and an increased emphasis by customers on inventory management and productivity.

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

The Company and Jiangsu Ever-Glory sometimes purchase raw materials for each other in order to obtain cheaper prices. The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at cost for $2.88 million and $6.25 million during 2016 and 2015, respectively.  Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at cost for $0.53 million and $0.78 million during 2016 and 2015, respectively.

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon the expiration or termination of the underlying lines of credit and is to pay an annual interest at the rate of 6.0% of the amounts provided. As of December 31, 2016 and 2015, Jiangsu Ever-Glory had provided guarantees for approximately $52.4 million (RMB 364.0 million) and $52.2 million (RMB 339.0 million) of lines of credit obtained by the Company, respectively. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. As of December 31, 2016 and 2015, the value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $29.6 million (RMB 205.5 million) and $22.8 million (RMB 148.0 million), respectively. Mr. Kang has also provided a personal guarantee for $30.1 million (RMB 209.0 million) and $39.9 million (RMB 259.0 million) at the year ended of December 31, 2016 and 2015, respectively.As of December 31, 2015, $18.8 million (RMB122 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the year ended December 31, 2016, an additional $1.2 million (RMB 8.0 million) was provided to and repayment of $4.6 million (RMB 32.0 million) was received from Jiangsu Ever-Glory under the counter-guarantee agreement. As of December 31, 2016, the amount of the counter-guarantee had decreased to $14.1 million (RMB 98.2 million) (the difference represents currency exchange adjustment of $1.3 million), which was 27.0% of the aggregate amount of lines of credit. This amount plus accrued interest of $1.8 million (2016) and $3.0 million (2015) have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. As of December 31, 2016 and 2015, the amount classified as a reduction of equity was $15.9 million and $21.8 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. From April 1, 2015, interest rate has changed to 0.41% as the bank benchmark interest rate decreased. Interest income for the years ended December 31, 2016 and 2015 was approximately $0.8 million and $0.9 million, respectively.

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

On March 28, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as “Circular 78.”  It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company, such as our company, after March 28, 2007. Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan.  In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to March 28, 2007. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.

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

Risks Related to an Investment in Our Securities

Our common stock has limited liquidity.

Our common stock has been trading on the NYSE MKT (formerly, the American Stock Exchange and NYSE Alternext US LLC) since July 16, 2008 and then transferred to the NASDAQ Global Market on December 31, 2014,  but it is thinly traded compared to larger more widely known companies in the same industry. Thinly traded common stock can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. The high and low bid price of Ever-Glory’s common stock during the past 52 week period ended December 31, 2016 has been US$2.79 and US$1.55 per share respectively.

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

In this Annual Report on Form 10-K for the year ended December 31, 2016, we concluded that our internal control over financial reporting was not effective as of December 31, 2016 based on our assessment.  For more information, please refer to Item 9A. Controls and Procedures.  Our staffs who are primarily responsible for the preparation of our financial statements do not have the requisite U.S. GAAP experience to prepare financial statements in accordance with U.S. GAAP.  Therefore, future reports may have statements indicating that our controls and procedures are not effective. We cannot assure you that even if we remediate our internal controls over financial reporting relating to the identified material weaknesses that we will establish the effectiveness of our internal controls over financial reporting or that we will not be subject to these or other material weaknesses in the future.  In addition, our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future.  Effective internal controls are necessary for us to produce reliable financial reports and are important to prevent fraud.  As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock.  Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

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

Our principal shareholders, which include our officers and directors, and their affiliated entities own approximately 74.4% of our outstanding shares of common stock. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal shareholders and their affiliated entities, elections of our Board of Directors will generally be within the control of these shareholders and their affiliated entities. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders and their affiliated entities. As such, it would be difficult for shareholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all of our shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Wholesale segment

In 2016, we operated three complexes as our operating and production facilities at 509 Chengxin Road, in the Nanjing Jiangning Economic and Technological Development Zone, Shangfang Town, Nanjing, China. The following is a description of these facilities:

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

(ii) New-Tailun. Our New-Tailun facilities include 25,000 square meters of floor space. Approximately 379 employees work at this location. Our New-Tailun facility mainly handles manufacturing. We lease the New-Tailun facility and the land from Jiangsu Ever-Glory for US$45,000 (RMB 314,000) per annum under a one year leasing arrangement that expired on December 31, 2017.

(iii) Catch-Luck. Our Catch-Luck facilities include 6,635 square meters of office and production space. Approximately 302 employees work at this location. Our Catch-Luck facility mainly handles manufacturing. These facilities are located on the piece of land for which we have the 50-year land use right.

In addition, under certain lease arrangement between Goldenway and Jiangsu Ever-Glory, Goldenway currently holds the right to lease certain land and use certain building and improvements on that land until 2017.  In December 2015 we leased part of this facility to a non- affiliated third party under a lease with an annual rent of approximately $18,000 pursuant to a two year lease.

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

In 2014, the Company obtained a fifty year land use right on 23,333 square meters of land located on Suzhou KunshanJinxi Tower Jinxing Road. We built a logistics center for our retail business on the land which was put in use for our retail business in 2015.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity

Our common stock was quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) initially under the symbol “EGLY” and then it was changed to “EVGY” in 2007.  On July 16, 2008 our common stock commenced trading on NYSE MKT LLC (“NYSE MKT”) (formerly named the NYSE Annex) under the symbol of “EVK” and then transferred to the NASDAQ Global Market on December 31, 2014. As of December 31, 2016, there were approximately 63 shareholders of record of our common stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name. The following table sets forth the high and low bid information for the common stock for each quarter within the last two fiscal years, as reported by the NASDAQ Global Market. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Bid Price
	HIGH	LOW
NASDAQ
Period ended March 25, 2017	$3.00	$2.00
FISCAL YEAR 2016:
Fourth Quarter ended December 31, 2016	$2.40	$2.05
Third Quarter ended September 30, 2016	$2.79	$2.03
Second Quarter ended June 30, 2016	$2.17	$1.55
First Quarter ended March 31, 2016	$2.40	$1.56
NYSE MKT
PERIOD
FISCAL YEAR 2015:
Fourth Quarter ended December 31, 2015	$3.08	$2.15
Third Quarter ended September 30, 2015	$5.44	$2.50
Second Quarter ended June 30, 2015	$6.64	$5.24
First Quarter ended March 31, 2015	$6.63	$4.67

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information regarding options outstanding under our compensation plans as of December 31, 2016:

	Equity Compensation Plan Information
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	1,500,000
Total	-	$-	1,500,000

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the year ended December 31, 2016 should be read in conjunction with the Financial Statements and corresponding notes included in this annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We are a leading apparel supply-chain manager and retailer in China. We are listed on the NASDAQ Global Market under the symbol of “EVK”.

We classify our businesses into two segments: Wholesale and Retail. Our wholesale business consists of wholesale-channel sales made principally to domestically and international recognized brands, and department stores located throughout Europe, the U.S., Japan and the People’s Republic of China (“PRC”). We focus on well-known, middle-to-high end casual wear, sportswear, and outerwear brands. Our retail business consists of retail-channel sales directly to consumers through retail stores located throughout the PRC as well as sales via online stores at Tmall, Dangdang mall, JD.com and VIP.com etc.

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

Retail Business

The business objective for our retail segment is to establish leading brands of women’s apparel and to build a nationwide retail network in China. As of December 31, 2016, we had 1,378 stores (including store-in-stores), which included 379 stores opened in 2016 and 160 stores closed in 2016. We expect to open additional 80 to 150 stores in 2017.

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

Retail business

For store-in-store shops, we generally receive payments from the stores between 60 to 90 days following the date of the register receipt. For our own flagship stores, we receive payments on the same day of the register receipt. For the sales in e-commerce platform such as Tmall, Dangdang mall, JD.com and VIP.com etc, we generally receive payments from these e-commerce companies between 5 to 15 days following the date of the register receipt.

Global Economic Uncertainty

Our business is dependent on consumer demand for our products. We believe that the significant uncertainty in the global economy and the slowdown of economies in the United States and Europe have increased our clients’ sensitivity to the cost of our products. We have experienced continued pricing pressure. If the global economic environment continues to be weak, these worsening economic conditions could have a negative impact on our sales growth and operating margins in our wholesale segment in 2017.

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

Estimates and Assumptions

In preparing our consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates in 2016 and 2015 include the assumptions used to value tax liabilities, derivative financial instruments, the estimates of the allowance for deferred tax assets, and the accounts receivable allowance and inventory reservation.

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

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Year Ended December 31
	2016		2015
	(In thousands of U.S. dollars, except for percentages)
Sales	$392,666	100.0%	$421,389	100.0%
Gross Profit	121,160	30.9	129,299	30.7
Operating Expenses	111,440	28.4	112,493	26.7
Income From Operations	9,720	2.5	16,806	4.0
Other Income	541	0.1	1,553	0.4
Income Tax Expense	4,077	1.0	5,054	1.2
Net Income	$6,184	1.6%	$13,305	3.2%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the years ended December 31, 2016 and 2015.

	2016		2015		Growth in
Wholesale business	(In thousands of U.S. dollars)	% of total sales	(In thousands of U.S. dollars)	% of total sales	2016 compared with 2015
Mainland China	$61,589	15.6%	$81,283	19.4%	(24.2)%
Hong Kong China	22,853	5.8	25,411	6.0	(10.1)
Germany	8,167	2.1	13,425	3.2	(39.2)
United Kingdom	14,865	3.8	16,098	3.8	(7.7)
Europe-Other	46,266	11.8	29,556	7.0	56.5
Japan	11,374	2.9	13,039	3.1	(12.8)
United States	23,118	5.9	17,777	4.2	30.0
Total Wholesale business	188,232	47.9	196,589	46.7	(4.3)
Retail business	204,434	52.1	224,800	53.3	(9.1)
Total sales	$392,666	100.0%	$421,389	100.0%	(6.8)%

Total sales for the year ended December 31, 2016 were $392.7 million, a decrease of 6.8% from the year ended December 31, 2015. This decrease was primarily attributable to an 9.1% decrease in sales in our retail business as well as an 4.3% decrease in our wholesale business.

Sales generated from our wholesale business contributed $188.2 million or 47.9% of our total sales for the year ended December 31, 2016, a decrease of 4.3% compared with $196.6 million or 46.7% of our total sales for the year ended December 31, 2015. This decrease was primarily attributable to decreased sales in Mainland China, Hong Kong China, Germany, the United Kingdom and Japan partially offset by increased sales in Europe and the United States.

Sales generated from our retail business contributed $204.4 million or 52.1% of our total sales for the year ended December 31, 2016, a decrease of 9.1% compared with $224.8 million or 53.3% for the year ended December 31, 2015.This decrease was primarily due to a decrease in same store sales.

Total retail store square footage and sales per square foot for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015
Total store square footage	1,371,809	1,138,380
Number of stores	1,378	1,159
Average store size, square feet	996	982
Total store sales (in thousand of U.S. dollars)	$204,434	$224,800
Sales per square foot	$149	$197

Same-store sales and newly opened store sales for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015
	(In thousands of U.S. dollars)
Sales from stores opened for a full year	$159,928	$164,113
Sales from newly opened store sales	$20,919	$36,429
Sales from e-commerce platform	$14,210	$17,834
Other*	$9,377	$6,424
Total	$204,434	$224,800

*Primarily consists of sales from stores that were closed in the current reporting period.

We remodeled or relocated 200 stores in 2016, and we plan to relocate or remodel an additional 150 to 200 stores in 2017. Remodels and relocations typically drive incremental same-store sales growth. A relocation typically results in an improved, more visible and accessible location, and usually includes increased square footage. We believe we will continue to have opportunities for additional remodels and relocations beyond 2016.  Same-store sales are calculated based upon stores that were open at least 12 full fiscal months in each reporting period and remain open at the end of each reporting period.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment and rent for retail stores, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the years ended December 31, 2016 and 2015.

	For the Year Ended December 31,				Growth (Decrease) in 2016
	2016		2015		compared
	(In thousands of U.S. dollars, except for percentages)				with 2015
Wholesale Sales	$188,232	100.0%	$196,589	100.0%	(4.3)%
Raw Materials	79,574	42.2	85,250	43.4	(6.7)
Labor	5,101	2.7	5,876	3.0	(13.2)
Outsourced Production Costs	70,001	37.2	69,999	35.6	-
Other and Overhead	475	0.3	570	0.3	(16.7)
Total Cost of Sales for Wholesale	155,151	82.4	161,695	82.3	(4.3)
Gross Profit for Wholesale	33,081	17.6	34,894	17.7	(5.2)
Net Sales for Retail	204,434	100.0	224,800	100.0	(9.1)
Production Costs	66,099	32.3	67,581	30.1	(2.2)
Rent	50,256	24.6	62,814	27.9	(20.0)
Total Cost of Sales for Retail	116,355	56.9	130,395	58.0	(10.8)
Gross Profit for Retail	88,079	43.1	94,405	42.0	(6.7)
Total Cost of Sales	271,506	69.1	292,090	69.3	(7.2)
Gross Profit	$121,160	30.9%	$129,299	30.7%	(6.0)%

Our wholesale business raw material costs decreased by 6.7% to $79.6 million in 2016 from $85.3 million in 2015. As a percent of total wholesale sales, raw material costs accounted for 42.2% of our total wholesale sales in 2016, a decrease of 1.1% from 2015. The decrease was mainly due to the decreased raw materials prices.

Our wholesale business labor costs decreased by 13.2% to $5.1 million in 2016 from $5.9 million in 2015. As a percent of total wholesale sales, labor costs accounted for 2.7% of our total wholesale sales in 2016, a decrease of 0.3% from 2015. The marginal decrease was mainly due to a higher number of outsourced orders in 2016.

Outsourced production costs for our wholesale business was $70.0 million in 2016 and 2015. As a percent of total wholesale sales, outsourced production costs were 37.2% of our total wholesale sales in 2016, an increase of 1.6% from 2015. This increase was primarily attributable to increased average salaries of the employees in our outsourced manufacturing factories.

Overhead and other expenses for our wholesale business stayed the same at 0.3% of our total wholesale sales in 2016 from 2015.

Gross profit in our wholesale business in 2016 was $33.1 million, a decrease of 5.2% from 2015. Gross margin was 17.6% in 2016, a decrease of 0.1% from 2015.

Our retail business production costs were $66.1 million in 2016 compared with $67.6 million in 2015. As a percent of total retail sales, retail production costs accounted for 32.3% of our total retail sales in 2016, compared with 30.1% of total retail sales in 2015. The increase was due to higher discounts on our out-of-season products in 2015 compared with the prior year.

Rent costs for our retail business were $50.3 million in 2016 compared with $62.8 million in 2015. As a percent of total retail sales, rent costs accounted for 24.6% of our total retail sales in 2016, compared with 27.9% of total retail sales in 2015. The decrease was primarily attributable to lower rent at certain locations.

Gross profit in our retail business in 2016 was $88.1 million and gross margin was 43.1%. Gross profit in our retail business in 2015 was $94.4 million and gross margin was 42.0%.

Total cost of sales in 2016 was $271.2 million, compared with $292.1 million in 2015, a decrease of 7.2%. As a percentage of total sales, cost of sales decreased to 69.1% of total sales in 2016, compared with 69.3% of total sales in 2015. Consequently, gross margin increased to 30.9% in 2016 from 30.7% in 2015.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. Some of our customers also furnish us with raw materials so that we can manufacture their products. For our wholesale business, aggregate purchases from our five largest raw material suppliers represented approximately 13.2% and 13.5% of raw materials purchases in 2016 and 2015, respectively. No single supplier provided more than 10% of our raw materials purchases in 2016 and 2015. For our retail business, aggregate purchases from our five largest suppliers represented approximately 27.1% and 24.7% of raw materials purchases in 2016 and 2015, respectively. No single supplier provided more than 10% of our raw materials purchases in 2016 and 2015. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

We also purchase finished goods from contract manufacturers. For our wholesale business, aggregate purchases from our five largest contract manufacturers represented approximately 48.9% and 48.1% of finished goods purchases in 2016 and 2015, respectively. One contract manufacturer provided approximately 24.7% and 24.5% of our finished goods purchases in 2016 and 2015, respectively. For our retail business, aggregate purchase from our five largest contract manufacturers represented approximately 16.1% and 14.6% of finished goods purchases in 2016 and 2015, respectively. No single contract manufacturer provided more than 10% of our finished goods purchases in 2016 and 2015. We have not experienced difficulty in obtaining finished products from our contract manufacturers and we believe we maintain good relationships with our contract manufacturers.

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

	For the Years Ended December 31,
	2016		2015
	(In thousands of U.S. dollars, except for percentages)				Increase
Gross Profit	$121,160	30.9%	$129,299	30.7%	(6.3)%
Operating Expenses
Selling Expenses	77,398	19.7	76,537	18.2	1.1
General and Administrative Expenses	34,042	8.7	35,956	8.5	(5.3)
Total Operating Expenses	111,440	28.4	112,493	26.7	(0.9)
Income from Operations	$9,720	2.5%	$16,806	4.0%	(42.2)%

Selling expenses were $77.4 million in 2016, an increase of 1.1% or $0.9 million from 2015. As a percent of total sales, selling expenses accounted for 19.7% of our total sales in 2016, an increase of 1.5% from 2015. The increase was attributable to the increased average salaries as well as the increased store decoration and marketing expenses associated with the promotion of the retail brands.

General and administrative expenses were $34.0 million in 2016, a decrease of 5.3% from 2015. As a percent of sales, general and administrative expenses accounted for 8.7% of our total sales in 2016, an increase of 0.2% from 2015. The decrease was attributable to a decrease in the number of wholesale and retail management personnel. Research and development costs included in general and administrative expenses for the years ended December 31, 2016 and 2015 amounted to $2.1 million and $2.2 million, respectively.

Income from Operations

Income from operations decreased by 42.2% to $9.7 million in 2016 from $16.8 million in 2015. As a percent of total sales, income from operations accounted for 2.5% of our total sales in 2016, a decrease of 1.5% from 2015.

Interest Expense

Interest expense was $2.0 million in 2016, a decrease of 25.7% compared with the same period in 2015. The decrease was due to the decreased bank loans.

Income Tax Expense

Income tax expense was $4.1 million and $5.1 million in 2016 and 2015, respectively.

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

Ever-Glory International Group Inc. was incorporated in the United States and incurred net operating losses for income tax purposes through 2016. The net operating loss carry forwards for the United States income taxes may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2035. Management believes that the realization of the benefits from these losses is uncertain due to our limited operating history and continuing losses for the United States income tax purposes. Accordingly, we provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero.

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

The Company and the PRC Tax Bureau have agreed that payments on the tax liability $3.2 million will be made by the Company prospectively over two to three years period. Approximately $3.2 million was paid as of December 31, 2016. Beginning January 1, 2014, all net income generated from Ever-Glory HK has been reported as a taxable income at 25% tax rate in PRC.

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

Net Income attributable to the Company

Net income attributable to the Company in 2016 was $6.8 million, a decrease of 50.2% from 2015. Our basic and diluted earnings per share were $0.46 and $0.92 for the years ended December 31, 2016 and 2015, respectively.

Summary of Cash Flows

Summary cash flows information for 2016 and 2015 is as follows:

	2016	2015
	(In thousands of U.S. dollars)
Net cash provided by operating activities	$44,126	$19,130
Net cash used in investing activities	$(10,975)	$(13,483)
Net cash (used in) provided by financing activities	$(7,752)	$(15,349)

Net cash provided by operating activities for the year ended December 31, 2016 was approximately $44.1 million compared with approximately $19.1 million during the year ended December 31, 2015. The increase was primarily due to the decrease in accounts receivable and the increase in accounts payable offsetting by the decrease in inventories.

Net cash used in investing activities was approximately $11.0 million for the year ended December 31, 2016, compared with approximately $13.5 million during the year ended December 31, 2015. This decrease was mainly due to the purchase of land use right for our retail logistics center in the year ended December 31, 2015 and no such activities in the same period of 2016.

Net cash used in financing activities was approximately $7.8 million for the year ended December 31, 2016, compared with approximately $15.3 million during the year ended December 31, 2015. During the year ended December 31, 2016, we repaid $115.8 million of bank loans and received bank loan proceeds of $102.5 million. Also, under the counter-guarantee agreement, we advanced $1.2 million to the related party and received $4.8 million from the related party during the year ended December 31, 2016. We also received $2.0 million interest income from the related party during the year ended December 31, 2016.

Liquidity and Capital Resources

As of December 31, 2016, we had cash and cash equivalents of approximately $45.3 million, total current assets of approximately $172.8 million and current liabilities of approximately $113.7 million. We presently finance our operations primarily from cash flows from our operations and borrowings from banks, and we anticipate that these will continue to be our primary source of funds to finance our short-term cash needs.

Bank Loans

In January 2014, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $8.6 million (RMB60.0 million). These loans are collateralized by the Company’s property and equipment. As of December 31, 2016, approximately $8.6 million was unused and available under this line of credit.

In September 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $17.3 million (RMB120.0 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of December 31, 2016, Ever-Glory Apparel had borrowed $11.2 million (RMB 78.0 million) under this line of credit with annual interest rates ranging from 4.4% to 4.6% and due on various dates from April to December 2017. As of December 31, 2016, approximately $6.1 million was unused and available under this line of credit.

In June 2016, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.2 million (RMB50.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of December 31, 2016, approximately $7.2 million was unused and available under this line of credit.

In June 2016, Ever-Glory Apparel entered into a line of credit agreement for approximately $8.6 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of December 31, 2016, Ever-Glory Apparel had borrowed $7.2 million (RMB50.0 million) from Nanjing Bank with an annual interest rates ranging from 3.3% to 3.8% and due on various dates from January to March 2017. As of December 31, 2016, approximately $1.4 million was unused and available under this line of credit.

In October 2015, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $2.9 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of December 31, 2016, LA GO GO had borrowed $2.2 million (RMB15.0 million) under this line of credit with an annual interest rate of 5.0% and due in January 2017. As of December 31, 2016, approximately $0.7 million (RMB5.0 million) was unused and available under this line of credit.

In July 2016, Ever-Glory Apparel entered into a line of credit agreement for approximately $5.8 million (RMB40.0 million) with China Everbright Bank and guaranteed by Goldenway and Mr. Kang. These loans are also collateralized by Jiangsu Ever-Glory’s property. As of December 31, 2016, Ever-Glory Apparel had borrowed $2.9 million (RMB20.0 million) under this line of credit with an annual interest rates ranging from 2.8% to 3.0% and due on various dates from May to November 2017. As of December 31, 2016, approximately $2.9 million was unused and available under this line of credit.

 In June 2014, LA GO GO entered into a line of credit agreement for approximately $4.8 million (RMB33.0 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of December 31, 2016, LA GO GO had borrowed $2.9 million (RMB20.0 million) from the Bank of Communications with annual interest rates ranging from 4.6% to 5.0% and due on various dates from June to August 2017. As of December 31, 2016, approximately $1.9 million was unused and available under this line of credit.

In December 2016, LA GO GO entered into a line of credit agreement for approximately $2.9 million (RMB20.0 million) with China Minsheng Banking and guaranteed by Ever-Glory Apparel and Mr. Kang. As of December 31, 2016, LA GO GO had borrowed $2.9 million (RMB20.0 million) from China Minsheng Banking with an annual interest rate of 4.6% and due in December 2017.

In January 2015, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $12.6 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. The company have also pledged $2.5 million (RMB 17.4 million) of the deposit for the establishment of letters of credit, these bonds were received from HSBC in March 2017. As of December 31, 2016, approximately $12.6 million was unused and available under this line of credit.

In March 2016, Ever-Glory Apparel entered into a line of credit agreement for approximately $3.6 million (RMB25.0 million) with Bank of China and guaranteed by Jiangsu Ever-Glory. These loans are also collateralized by assets of Jiangsu Ever-Glory’s equity investee, Chuzhou Huarui, under a collateral agreement executed by Ever-Glory Apparel, Chuzhou Huarui and Bank of China. As of December 31, 2016, approximately $3.6 million was unused and available under this line of credit.

In December 2014, LA GO GO entered into a line of credit agreement for approximately $5.2 million (RMB36.0 million) with the China Citic Bank and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of December 31, 2016, approximately $5.2 million was unused and available under this line of credit.

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

We believe our cash flows from operations together with our cash and cash equivalents currently on hand as well as borrowings from banks will be sufficient to meet our needs for working capital, capital expenditure and other commitments through the end of 2017. No assurance can be made that additional financing will be available to us if required, and adequate funds may not be available on terms acceptable to us. If funding is insufficient at any time in the future, we will develop or enhance our products or services and expand our business through cash flows generated from operations and borrowings from banks.

As of December 31, 2016, we had access to approximately $79.5 million in lines of credit, of which approximately $50.2 million was unused and available. These credit facilities do not include any covenants. We have agreed to provide Jiangsu Ever-Glory a counter-guarantee of not less than 70% of the maximum aggregate lines of credit and borrowings guaranteed by Jiangsu Ever-Glory and collateralized by the assets of Jiangsu Ever-Glory and its equity investee, Nanjing Knitting, under agreements executed between the Company, Jiangsu Ever-Glory, Nanjing Knitting, and the banks. The maximum aggregate lines of credit and available borrowings was approximately $52.4 million (RMB 364.0 million) and approximately $14.1 (RMB 98.2 million) was provided to Jiangsu Ever-Glory as the counter guarantee as of December 31, 2016.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004 the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of December 31, 2016, the market foreign exchange rate had increased to 6.94 RMB to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future, and will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel, Taixin, He Meida, Huirui, Shanghai LA GO GO, Tianjin LA GO GO, Shanghai Yiduo, Shanghai Yalan and Jiangsu LA GO GO (whose functional currency is RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation loss for the years ended December 31, 2016 and 2015 was approximately ($6.5) million and ($5.0) million respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Ever-Glory International Group, Inc.

We have audited the accompanying consolidated balance sheet of Ever-Glory International Group, Inc. and subsidiaries as of December 31, 2015, and the related consolidated statements of income and comprehensive income, equity and cash flows for the year then ended. These financial statements are the responsibility of Ever-Glory International Group, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ever-Glory International Group, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GHP Horwath, P.C.

Denver, Colorado

March 28, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ever-Glory International Group, Inc.:

We have audited the accompanying consolidated balance sheet of Ever-Glory International Group, Inc. and subsidiaries (“the Company”) as of December 31, 2016 and the related consolidated statement of income and comprehensive income, equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ever-Glory International Group, Inc. and subsidiaries as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The Company has significant transactions and relationships with related parties, including entities controlled by the Company’s Chairman and Chief Executive Officer and by the Company’s major shareholder, which are described in Note 12 to the consolidated financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm's length basis, as the requisite conditions of competitive, free market dealings may not exist.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
March 30, 2017

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

AS OF DECEMBER 31, 2016 AND 2015

	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$45,288	$22,702
Accounts receivable	67,644	87,527
Inventories	49,630	75,063
Value added tax receivable	2,938	2,736
Other receivables and prepaid expenses	3,674	3,840
Advances on inventory purchases	3,139	6,193
Amounts due from related parties	486	2,535
Total Current Assets	172,799	200,596

INTANGIBLE ASSETS	5,769	6,217
PROPERTY AND EQUIPMENT, NET	22,694	21,906
TOTAL ASSETS	$201,262	$228,719

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loans	$29,232	$44,841
Accounts payable	58,170	66,118
Accounts payable and other payables - related parties	4,337	2,823
Other payables and accrued liabilities	15,007	22,221
Value added and other taxes payable	5,118	6,882
Income tax payable	1,842	4,052
Total Current Liabilities	113,706	146,937

NONCURRENT LIABILITIES
Deferred tax liabilities	3,254	2,992
TOTAL LIABILITIES	116,960	149,929

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Stockholders' equity:
Preferred stock ($.001 par value, authorized 5,000,000 shares, no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares, 14,787,940 and 14,785,868 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively)	15	15
Additional paid-in capital	3,602	3,597
Retained earnings	83,423	78,439
Statutory reserve	17,107	15,327
Accumulated other comprehensive income	(3,297)	3,249
Amounts due from related party	(15,936)	(21,776)
Total equity attributable to stockholders of the Company	84,914	78,851
Noncontrolling interest	(612)	(61)
Total Equity	84,302	78,790
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$201,262	$228,719

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015

SALES	$392,666	$421,389

COST OF SALES	271,506	292,090

GROSS PROFIT	121,160	129,299

OPERATING EXPENSES
Selling expenses	77,398	76,537
General and administrative expenses	34,042	35,956
Total operating expenses	111,440	112,493

INCOME FROM OPERATIONS	9,720	16,806

OTHER INCOME (EXPENSE)
Interest income	1,059	1,001
Interest expense	(1,997)	(2,689)
Other income	1,479	3,241
Total other income	541	1,553

INCOME BEFORE INCOME TAX EXPENSE	10,261	18,359

INCOME TAX EXPENSE	(4,077)	(5,054)

NET INCOME	6,184	13,305

Net loss attributable to the non-controlling interest	580	264
NET INCOME ATTRIBUTABLE TO THE COMPANY	$6,764	$13,569

NET INCOME	$6,184	$13,305
Foreign currency translation loss	(6,546)	(5,029)
COMPREHENSIVE (LOSS) INCOME	$(362)	$8,276

Comprehensive loss attributable to the noncontrolling interest	612	265

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$250	$8,541
EARNINGS PER SHARE ATTRIBUTABLE TO THE COMPANY’S STOCKHOLDERS:
Basic and diluted	$0.46	$0.92
Weighted average number of shares outstanding Basic and diluted	14,787,270	14,784,847

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

			Additional	Retained Earnings		Accumulated other	Amounts due From	Total equity attributable to stockholders	Non-
	Common Stock		paid-in		Statutory	Comprehensive	related	of the	controlling	Total
	Shares	Amount	capital	Unrestricted	reserve	income	party	Company	Interest	equity
Balance at January 1, 2015	14,784,094	$15	$3,587	$67,660	$12,537	$8,277	$(19,424)	$72,652		$72,652

Stock issued for compensation	1,774	0.002	10					10		10
Net income				13,569				13,569	(264)	13,305
Transfer to reserve				(2,790)	2,790			-		-
Net cash paid to related party under counter guarantee agreement							(2,352)	(2,352)		(2,352)
Acquisition of Shanghai Yiduo									204	204
Foreign currency translation gain						(5,028)		(5,028)	(1)	(5,029)
Balance at December 31, 2015	14,785,868	$15	$3,597	$78,439	$15,327	$3,249	$(21,776)	$78,851	(61)	$78,790

Stock issued for compensation	2,072	0.002	5					5		5
Net income (loss)				6,764				6,764	(580)	6,184
Transfer to reserve				(1,780)	1,780			-		-
Net cash paid to related party under counter guarantee agreement (Note 13)							5,840	5,840		5,840
Foreign currency translation loss						(6,546)		(6,546)	29	(6,517)
Balance at December 31, 2016	14,787,940	$15	$3,602	$83,423	$17,107	$(3,297)	$(15,936)	$84,914	(612)	$84,302

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,184	$13,305
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,915	8,495
Provision for obsolete inventories	-	3,690
Loss from sale of property and equipment	-	(28)
Provision for doubtful accounts	2,962	503
Deferred income tax	477	(708)
Stock-based compensation	5	10
Changes in operating assets and liabilities
Accounts receivable	12,416	(491)
Inventories	21,741	(12,261)
Value added tax receivable	(398)	(187)
Other receivables and prepaid expenses	779	(524)
Advances on inventory purchases	2,773	(2,582)
Amounts due from related parties	1,830	(1,359)
Accounts payable	(4,042)	10,836
Accounts payable and other payables- related parties	953	(1,829)
Other payables and accrued liabilities	(6,058)	2,460
Value added and other taxes payable	(1,372)	1,030
Income tax payable	(2,039)	(1,230)
Net cash provided by operating activities	44,126	19,130

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(11,016)	(11,385)
Proceeds from sale of property and equipment	41	67
Purchase of land use rights	-	(1,475)
Acquisition of Yiduo net of cash acquired	-	(690)
Net cash used in investing activities	(10,975)	(13,483)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	102,519	136,910
Repayment of bank loans	(115,839)	(149,791)
Repayment of loans from related party	4,816	2,405
Advances to related party	(1,204)	(4,873)
Interest income received from related party	1,956	-
Net cash used in financing activities	(7,752)	(15,349)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,813)	(1,730)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,586	(11,432)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,702	34,134

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,288	$22,702

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Accrued interest income on amounts due from related party under counter-guarantee agreement (Note 13)	$795	$888
Interest	$1,997	$2,627
Income taxes	$6,987	$6,993
SUPPLEMENTAL INFORMATION OF NONCASH INVESTING ACTIVITIES
Increase in intangible assets and non-controlling interests	$-	$233

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 AND 2015

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION

Ever-Glory International Group, Inc. (the “Company”), together with its subsidiaries, is an apparel manufacturer, supplier and retailer in The People's Republic of China ("China or "PRC"), with a wholesale segment and a retail segment. The Company’s wholesale business consists of recognized brands for department and specialty stores located in China, Europe, Japan and the United States. The Company’s retail business consists of flagship stores and store-in-stores for the Company’s own-brand products. The following are the Company’s subsidiaries as of December 31, 2016:

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

ChuzhouHuirui Garments Co. Ltd. (“Huirui”), a wholly-owned subsidiary of Ever-Glory Apparel, was incorporated in the PRC in 2014.

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

As of December 31, 2016, the company have pledged $2.5 million (RMB 17.4 million) of the deposit for the establishment of letters of credit with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”), these bonds were received from bank in March 2017.

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

As of December 31, 2016 and 2015 $4.10 million and $2.18 million of provision for doubtful accounts has been made in the consolidated financial statements respectively.

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

Long-Lived Assets

Long-lived assets, property, equipment and land use rights held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. There were no impairments of long-lived assets as of December 31, 2016.

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

At December 31, 2016, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions that management considers to be of a high quality.

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

Revenue and Cost Recognition

The Company recognizes wholesale revenue from product sales, net of value added taxes, upon delivery for local sales and upon shipment of the products for export sales, at which time title passes to the customer provided that there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable and collectability is deemed probable. The Company recognizes wholesale revenue from manufacturing fees charged to buyers for the assembly of garments from materials provided by the buyers upon completion of the manufacturing process and upon delivery to the buyer for local sales and upon shipment of the products for export sales, provided that there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable and collectability is deemed probable. Retail product sales are recorded net of promotional discounts, rebates, and return allowances. Retail store sales and outlet sales are recognized at the time of register receipt. Retail online sales are recognized when the products are shipped and the customer receives the products because the Company retains a portion of the risk of loss on these sales during transit.

Cost of goods sold includes the direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment, and rent and commission due to department stores consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

Local transportation charges and production inspection charges are included in selling expenses and totaled $0.3 million and $0.2 million in the years ended December 31, 2016 and 2015, respectively.

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development costs included in general and administrative expenses for the years ended December 31, 2016 and 2015 amounted to $0.94 million and $2.17 million, respectively.

Government subsidies

Government subsidies are recognized when received and when all the conditions for their receipt have been met. Subsidies that compensate the Company for expenses incurred are recognized as a reduction of expenses in the consolidated statements of operations. Subsidies that are not associated with expenses are recognized as other income. Four of the Company’s PRC subsidiaries received government subsidies of $1.12 million and $2.53 million for the years ended December 31, 2016 and 2015, respectively, which was recorded in other income when subsidies were received and all the conditions were met.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2016 and 2015. The Company’s effective tax rate differs from the PRC statutory rate primarily due to non-deductible expenses, temporary differences, and preferential tax treatment.

The Company files income tax returns with the relevant government authorities in the U.S. and the PRC.

Foreign Currency Translation and Other Comprehensive Income

The reporting currency of the Company is the U.S. dollar. The functional currency of Ever-Glory, Perfect Dream and Ever-Glory HK is the U.S. dollar. The functional currency of Goldenway, New Tailun, Catch-luck, Ever-Glory Apparel, Shanghai LA GO GO, Jiangsu LA GO GO, Tianjin LA GO GO, He Meida, Huirui, Yalan, Yiduo and Taixin is the Chinese RMB.

For the subsidiaries whose functional currency is the RMB, all assets and liabilities are translated at the exchange rate on the balance sheet date; equity is translated at historical rates and items in the statement of income are translated at the average rate for the period. Translation adjustments resulting from this process are included in accumulated other comprehensive (loss) income in the statement of equity and amounted to ($3.27) million and $3.25 million as of December 31, 2016 and 2015, respectively. Assets and liabilities at December 31, 2016 and 2015 were translated at RMB6.94 and RMB6.49 to $1.00 respectively. The average translation rates applied to income statement accounts and statement of cash flows for the years ended December 31, 2016 and 2015 were RMB6.64 and RMB6.24 to $1.00, respectively. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Translation gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred and amounted to ($690,075) and ($240,326) for the years ended December 31, 2016 and 2015, respectively.

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

NOTE 3 INVENTORIES

Inventories at December 31, 2016 and 2015 consisted of the following:

	December 31, 2016	December 31, 2015
	(In thousands of U.S. Dollars)
Raw materials	$2,523	$2,819
Work-in-progress	9,363	22,090
Finished goods	46,285	69,692
	58,171	94,601
Less: allowance for obsolete inventories	(8,541)	(19,538)
Total inventories	$49,630	$75,063

NOTE 4 INTANGIBLE ASSETS

Land use rights

In 2006, the Company obtained a fifty-year land use right on 112,442 square meters of land in the Nanjing Jiangning Economic and Technological Development Zone.

In 2014, the Company obtained a fifty-year land use right on 23,333 square meters of land in the Suzhou Kunshan Jinxi Tower Jinxing Road.

In 2015, the Company obtained a fifty-year land use right on 33,427 square meters of land in the Tianjin Wuqing Development Zone.

Land use rights at December 31, 2016 and 2015 consisted of the following:

	2016	2015
	(In thousands of U.S. Dollars)
Land use rights	$5,131	$5,674
Less: accumulated amortization	(448)	(543)
Land use rights, net	$4,683	$5,131

Amortization expense was $0.12 million and $0.12 million for the years ended December 31, 2016 and 2015, respectively. Future expected amortization expense for land use rights is approximately $0.12 million for each of the next five years.

Acquisition of Shanghai Yiduo

On June 26, 2014, Shanghai LA GO entered into a contract with Shanghai Yiduo Fashion Company Limited (“Shanghai Yiduo”) to acquire 78% of the shares of Shanghai Yiduo for $0.75 million (RMB4.6 million). The last $0.08 million was paid by the Company to Shanghai Yiduo on March 27, 2015 when Shanghai Yiduo collected all the accounts receivable from Mecox Lane. The Company gained effective control of Shanghai Yiduo by the end of March 2015 and Shanghai Yiduo was consolidated on March 31, 2015. Management made a preliminary valuation of Shanghai Yiduo, including the value of the designer team and other marketing related intangibles and recorded $0.85 million as intangible assets in the consolidated balance sheet as of March 31, 2015. During the three months ended June 30, 2015, the Company made a $1.06 million (RMB6.5 million) capital contribution to Shanghai Yiduo as required by the acquisition agreement. As a result, the value of Shanghai Yiduo recorded as intangible assets, and the non-controlling interest increased by $0.23 million. Management believes that the acquisition will improve the Company’s design and product development ability.

NOTE 5 PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2016 and 2015:

	2016	2015
	(In thousands of U.S. Dollars)
Property and plant	$23,259	$18,343
Leasehold improvements	15,844	17,232
Construction-in-progress	16	1,283
Equipment and machinery	2,603	2,882
Office equipment and furniture	3,340	3,105
Motor vehicles	1,114	1,152
	46,176	43,997
Less: accumulated depreciation	(23,482)	(22,091)
Property and equipment, net	$22,694	$21,906

Depreciation expense was $7.79 million and $8.37 million for the years ended December 31, 2016 and 2015, respectively.

NOTE 6 OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2016 and 2015 consisted of the following:

	2016	2015
	(In thousands of U.S. Dollars)
Accrued professional fees	$-	$70
Advance from customers	872	1,205
Accrued wages and welfare	5,547	7,554
Other payables	8,588	13,392
Total other payables and accrued liabilities	$15,007	$22,221

NOTE 7 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short term bank loans consisted of the following as of December 31, 2016, and 2015.

	December 31, 2016	December 31, 2015
Bank	(In thousands of U.S. Dollars)
Industrial and Commercial Bank of China	$11,232	$16,940
Nanjing Bank	9,360	13,951
China Everbright Bank	2,880	3,121
Bank of Communications	2,880	3,080
China Minsheng Banking	2,880	3,080
HSBC	-	3,129
Ping An Bank	-	1,540
	$29,232	$44,841

In January 2014, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $8.6 million (RMB60.0 million). These loans are collateralized by the Company’s property and equipment. As of December 31, 2016, approximately $8.6 million was unused and available under this line of credit.

In September 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $17.3 million (RMB120.0 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of December 31, 2016, Ever-Glory Apparel had borrowed $11.2 million (RMB 78.0 million) under this line of credit with annual interest rates ranging from 4.4% to 4.6% and due on various dates from April to December 2017. As of December 31, 2016, approximately $6.1 million was unused and available under this line of credit.

In June 2016, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.2 million (RMB50.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of December 31, 2016, approximately $7.2 million was unused and available under this line of credit.

In June 2016, Ever-Glory Apparel entered into a line of credit agreement for approximately $8.6 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of December 31, 2016, Ever-Glory Apparel had borrowed $7.2 million (RMB50.0 million) from Nanjing Bank with an annual interest rates ranging from 3.3% to 3.8% and due on various dates from January to March 2017. As of December 31, 2016, approximately $1.4 million was unused and available under this line of credit.

In October 2015, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $2.9 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of December 31, 2016, LA GO GO had borrowed $2.2 million (RMB15.0 million) under this line of credit with an annual interest rate of 5.0% and due in January 2017. As of December 31, 2016, approximately $0.7 million (RMB5.0 million) was unused and available under this line of credit.

In July 2016, Ever-Glory Apparel entered into a line of credit agreement for approximately $5.8 million (RMB40.0 million) with China Everbright Bank and guaranteed by Goldenway and Mr. Kang. These loans are also collateralized by Jiangsu Ever-Glory’s property. As of December 31, 2016, Ever-Glory Apparel had borrowed $2.9 million (RMB20.0 million) under this line of credit with an annual interest rates ranging from 2.8% to 3.0% and due on various dates from May to November 2017. As of December 31, 2016, approximately $2.9 million was unused and available under this line of credit.

In June 2014, LA GO GO entered into a line of credit agreement for approximately $4.8 million (RMB33.0 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of December 31, 2016, LA GO GO had borrowed $2.9 million (RMB20.0 million) from the Bank of Communications with annual interest rates ranging from 4.6% to 5.0% and due on various dates from June to August 2017. As of December 31, 2016, approximately $1.9 million was unused and available under this line of credit.

In December 2016, LA GO GO entered into a line of credit agreement for approximately $2.9 million (RMB20.0 million) with China Minsheng Banking and guaranteed by Ever-Glory Apparel and Mr. Kang. As of December 31, 2016, LA GO GO had borrowed $2.9 million (RMB20.0 million) from China Minsheng Banking with an annual interest rate of 4.6% and due in December 2017.

In January 2015, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $12.6 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. The company have also pledged $2.5 million (RMB 17.4 million) of the deposit for the establishment of letters of credit, these bonds were received from bank in March 2017. As of December 31, 2016, approximately $12.6 million was unused and available under this line of credit.

In March 2016, Ever-Glory Apparel entered into a line of credit agreement for approximately $3.6 million (RMB25.0 million) with Bank of China and guaranteed by Jiangsu Ever-Glory. These loans are also collateralized by assets of Jiangsu Ever-Glory’s equity investee, Chuzhou Huarui, under a collateral agreement executed by Ever-Glory Apparel, Chuzhou Huarui and Bank of China. As of December 31, 2016, approximately $3.6 million was unused and available under this line of credit.

In December 2014, LA GO GO entered into a line of credit agreement for approximately $5.2 million (RMB36.0 million) with the China Citic Bank and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of December 31, 2016, approximately $5.2 million was unused and available under this line of credit.

All loans have been repaid before or at maturity date.

Total interest expense on bank loans amounted to $2.0 million and $2.6 million for the year ended December 31, 2016 and 2015, respectively.

The annual average interest rate of bank loans was 5.39% and 5.00% for the year ended December 31, 2016 and 2015, respectively.

NOTE 8 DERIVATIVE LIABILITY

At December 31, 2015, the Company had four outstanding forward foreign exchange contracts (sell US dollars for RMB), with total notional amount of US$11.1 million. The fair value of this contract at December 31, 2015, as well as realized losses on this foreign currency derivative activity during 2015 was not significant.

At December 31, 2016, the Company had one outstanding forward foreign exchange contract (sell EUR dollars for RMB), with total notional amount of EUR$0.65 million. The fair value of this contract at December 31, 2016 was not significant.

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

Although the Company’s parent entity is a U.S. entity, the Company’s primary operations are through subsidiaries located in China, certain apparel manufacturing is performed outside of China in Southeast Asia, and sales are made globally. Therefore, the Company uses significant judgment to calculate and provide for income taxes in each of the tax jurisdictions in which it operates. In the ordinary course of the Company’s business, there are transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of transfer pricing for transactions with the Company’s subsidiaries, potential challenges to nexus, value added estimates, and similar matters. In September 2009, the Company formed its subsidiary, Ever-Glory HK, domiciled in Samoa, in order to engage in certain limited import and export of apparel, fabric and accessories, as well as to efficiently address currency exchange matters with international transactions. Over the past few years, the operational matters handled by this subsidiary have expanded with respect to sub-contracting of certain manufacturing work outside of China, as well as to other operational matters with non-PRC customers and vendors. Additionally, over this time period, tax guidance, rules and positions taken by the PRC with respect to transfer pricing issues have evolved, and in certain cases, become more standardized. As part of the Company’s on-going process of evaluating its tax positions, the Company considered various factors as they relate to its Samoan subsidiary and as related to intercompany transactions. This evaluation resulted in a change in the Company’s estimate of exposure to potential unfavorable outcomes related to these uncertainties, and the Company recorded a tax liability of approximately $3.2 million as of December 31, 2013, based on the probability for such outcomes.

The Company and the PRC Tax Bureau have agreed that payments on the tax liability of $3.2 million should be made by the Company prospectively over two to three years period. Approximately $3.2 million had been paid as of December 31, 2016. Beginning January 1, 2014, all net income generated from Ever-Glory HK has been reported as a taxable income at 25% tax rate in PRC.

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

After the tax liability adjustment resulted from the reevaluation of the Company’s tax position (resulting in the company allocating substantially all of the earnings of the Samoan subsidiary to the PRC and reporting such earnings as taxable in the PRC), pre-tax income for the year ended December 31, 2016 and 2015 was taxable in the following jurisdictions:

	2016	2015
	(In thousands of U.S. Dollars)
PRC	$10,266	$18,460
BVI	5	(91)
Others	(10)	(10)
	$10,261	$18,359

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the years ended December 31, 2016 and 2015, respectively:

	2016	2015
PRC statutory rate	25.0%	25.0%
Preferential tax treatment	-	(0.3)
Effect of foreign income tax rates	-	0.1
Net operating losses for which no deferred tax assets was recognized	13.5	-
Other	1.2	2.7
Effective income tax rate	39.7%	27.5%

Income tax expense for the year ended December 31, 2016 and 2015 is as follows:

	2016	2015
	(In thousands of U.S. Dollars)
Current	$3,814	$5,937
Deferred	263	(883)
Income tax expense	$4,077	$5,054

The Company’s deferred tax liabilities arise from differences between US GAAP and PRC tax accounting for certain revenue and expense items, including timing of deduction of losses from allowances.

The Company has not recorded U.S. deferred income taxes on approximately $83.3 million of its non-U.S. subsidiaries’ undistributed earnings because such amounts are intended to be reinvested outside the United States indefinitely. If these earnings were repatriated to the United States, the Company would be required to accrue and pay U.S. federal income taxes and foreign withholding taxes, as adjusted for foreign tax credits. Determination of the amount of any unrecognized deferred income tax liability on these earnings is not practicable.

NOTE 10 EARNINGS PER SHARE

Basic and diluted earnings per share for 2016 and 2015 were calculated as follows:

	2016	2015
Weighted average number of common shares- Basic and diluted	14,787,270	14,784,847

Earnings per share - basic and diluted	$0.46	$0.92

NOTE 11 STOCKHOLDERS’ EQUITY

Stock Issued to Independent Directors

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

On February 28, 2017, the Company issued an aggregate of 2,542 shares of its common stock to two of the Company’s independent directors as compensation for their services in the first and second quarters of 2016. The shares were valued at $1.96 per share, which was the average market price of the common stock for the five days before the grant date.

On February 28, 2017, the Company issued an aggregate of 2,354 shares of its common stock to two of the Company’s independent directors as compensation for their services in the third and fourth quarters of 2016. The shares were valued at $2.14 per share, which was the average market price of the common stock for the five days before the grant date.

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

As of December 31, 2016, New-Tailun and Catch-Luck had fulfilled the 50% statutory reserve contribution requirement; therefore no further transfers are required for those entities. In 2016, Goldenway appropriated $0.02 million, Ever-Glory Apparel appropriated $0.97 million, Shanghai La GO GO appropriated $0.68 million, Jiangsu La GO GO appropriated $0.10 million and Tianjin La GO GO appropriated $0.03 million to the statutory reserve.

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

Other income from Related Parties

Jiangsu Wubijia Trading Company Limited (“Wubijia”) is an entity engaged in high-grade home goods sales and is controlled by Mr. Kang. Wubijia has sold their home goods on consignment in some Company’s retail stores since the third quarter of 2014. During the year ended December 31, 2016 and 2015, the Company received $30,741 and $32,760 from the customers and paid $26,328 and $31,778 to Wubijia through the consignment, respectively. The net profit of $4,413 and $982 was recorded as other income during the year ended December 31, 2016 and 2015, respectively.

Nanjing Knitting Company Limited (“Nanjing Knitting”) is an entity engaged in knitted fabric products and knitting underwear sales and is controlled by Mr. Kang. Nanjing Knitting has sold their knitting underwear on consignment in some Company’s retail stores since the third quarter of 2015. During the year ended December 31, 2016 and 2015, the Company received $123,679 and $123,402 from the customers and paid $104,226 and $97,323 to Nanjing Knitting through the consignment, respectively. The net profit of $19,453 and $26,079 was recorded as other income during the year ended December 31, 2016 and 2015.

Included in other income for the year ended December 31, 2016 and 2015 is rent income from EsC’Lav, the entity controlled by Mr. Kang under operating lease agreement with term though 2017. The rent income is $59,838 and $69,089 for the year ended December 31, 2016 and 2015, respectively.

Other expenses due to Related Parties

Included in other expenses for the years ended December 31, 2016 and 2015 are rent costs due to entities controlled by Mr. Kang under operating lease agreements as follows (See details at Note 13):

	2016	2015
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$47	$50
Chuzhou Huarui	226	240
Kunshan Enjin	45	48
Total	$318	$338

The Company leases Jiangsu Ever-Glory's factory as the factory is in a location where there is a good supply of experienced workers. The Company leases Chuzhou Huarui and Kunshan Enjin's warehouse spaces because the locations are convenient for transportation and distribution.

Purchases from, and Sub-contracts with Related Parties

The Company purchased raw materials of $0.40 million and $0.89 million during the years ended 2016 and 2015, respectively, from Nanjing Knitting.

In addition, the Company sub-contracted certain manufacturing work to related companies totaling $27.63 million and $21.43 million for the years ended December 31, 2016 and 2015, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$15,366	$11,089
Chuzhou Huarui	5,867	4,313
Ever-Glory Cambodia	3,344	2,118
Fengyang Huarui	1,245	2,244
Nanjing Ever-Kyowa	1,804	1,369
Shanghai Sea to sky	-	259
EsC'Lav	6	42
Total	$27,632	$21,434

Accounts Payable – Related Parties

The accounts payable to related parties at December 31, 2016 and 2015 are as follows:

	2016	2015
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$1,938	2,003
Fengyang Huarui	709	84
Nanjing Ever-Kyowa	785	561
Chuzhou Huarui	643	175
Ever-Glory Cambodia	262	-
Total	$4,337	$2,823

Amounts Due From Related Parties – Current Assets

The amounts due from related parties at December 31, 2016 and 2015 are as follows:

	2016	2015
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$403	$2,412
Nanjing Knitting	9	106
Ever-Glory Cambodia	-	15
EsC'eLav	74	2
Total	$486	$2,535

The Company prepaid $9,285 to the sub-contractors, Nanjing Knitting for the next period’s subcontracting fees.

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. During 2016 and 2015, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices.  The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at cost for $2.9 million and $6.2 million during 2016 and 2015, respectively.  Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at cost for $532,123 and $77,723 during 2016 and 2015, respectively.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon the expiration or termination of the underlying lines of credit and is to pay an annual interest at the rate of 6.0% of the amounts provided. As of December 31, 2016 and 2015, Jiangsu Ever-Glory had provided guarantees for approximately $52.4 million (RMB 364.0 million) and $52.2 million (RMB 339.0 million) of lines of credit obtained by the Company, respectively. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. As of December 31, 2016 and 2015, the value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $29.6 million (RMB 205.5 million) and $22.8 million (RMB 148.0 million), respectively. Mr. Kang has also provided a personal guarantee for $30.1 million (RMB 209.0 million) and $39.9 million (RMB 259.0 million) at the year ended of December 31, 2016 and 2015, respectively.

As of December 31, 2015, $18.8 million (RMB122 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the year ended December 31, 2016, an additional $1.2 million (RMB 8.0 million) was provided to and repayment of $4.6 million (RMB 32.0 million) was received from Jiangsu Ever-Glory under the counter-guarantee agreement. As of December 31, 2016, the amount of the counter-guarantee had decreased to $14.1 million (RMB 98.2 million) (the difference represents currency exchange adjustment of $1.3 million), which was 27.0% of the aggregate amount of lines of credit. This amount plus accrued interest of $1.8 million (2016) and $3.0 million (2015) have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. As of December 31, 2016 and 2015, the amount classified as a reduction of equity was $15.9 million and $21.8 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. From April 1, 2015, interest rate has changed to 0.41% as the bank benchmark interest rate decreased. Interest income for the years ended December 31, 2016 and 2015 was approximately $0.8 million and $0.9 million, respectively.

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

Operating Lease Commitment

The Company has entered into the operating lease agreement with Jiangsu Ever-Glory since the inception of the Company. The leased factory is located in Nanjing Shangfang Town. The lease term is one year and can be renewed once a year. On January 1, 2017, the Company renewed the lease which expires on December 31, 2017, at an annual rental of $45,000 (RMB 0.3 million). For the years ended December 31, 2016 and 2015, the Company recognized rental expense in the amounts of approximately $47,257 and $50,334, respectively.

The Company has entered into the operating lease agreement with Chuzhou Huarui as LA GO GO’s logistics warehouse in 2017. The leased warehouse is located in Chuzhou City in Anhui Province. The lease term is one year and which expires on December 31, 2017, at an annual rental of $0.2 million (RMB 1.5 million). For the years ended December 31, 2016 and 2015, the Company recognized rental expense in the amounts of approximately $225,750 and $240,450, respectively.

The Company has entered the operating lease agreement with Kunshan Enjin as LA GO GO’s Logistics warehouse since inception of the Company. The leased warehouse is located in Suzhou Kunshan. The lease term is one year and can be renewed once a year. On January 1, 2017, the Company renewed the lease which expires on December 31, 2017, at an annual rental of $43,000 (RMB 0.3 million). For the years ended December 31, 2016 and 2015, the Company recognized rental expense in the amounts of approximately $44,978 and $47,907, respectively.

The Company has entered the operating lease agreement with Shahe Village for approximately 10 Mu of land in Shahe Village, Shanghai. The term of the lease is 40 years starting from January 1, 2013, with an annual rent of $0.4 million (RMB 2.6 million) for the first 5 years. The rent will increase by $15,000 (RMB 0.1 million) every five years. For the years ended December 31, 2016 and 2015 total rental expense was $0.5 million and $0.5 million, respectively.

The Company leases retail space, warehouses and office facilities under operating leases expiring on various dates through 2017. The majority of the Company’s retail leases is for twelve-month periods and provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a rent liability in the consolidated balance sheets and the corresponding rent expense when management determines that achieving the specified levels during the fiscal year is probable. Total rent expense was $50.3 million and $61.9 million for the years ended December 31, 2016 and 2015, respectively.  Future minimum lease payments for leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

Year ending December 31, (In thousands of U.S. Dollars)
2017	374
2018	389
2019	389
2020	389
2021	389
Thereafter	13,629
$15,559

Legal Proceedings

There is no material pending legal proceeding to which the Company is a party.

NOTE 14 CONCENTRATIONS AND RISKS

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Based on management’s assessment of the amount of probable credit losses, if any, in existing accounts receivable, management has concluded that no allowance for doubtful accounts is necessary at December 31, 2016 and 2015. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability.

The Company had no customer represented more than 10% of the total revenues for the year ended December 31, 2016 and had two wholesale customers that represented approximately 11.6% and 10.1% of the Company’s revenues, respectively for the year ended December 31, 2015.

For the Company’s wholesale business during 2016 and 2015, no supplier represented more than 10% of the total raw materials purchased.

For the Company’s retail business, the Company had no supplier represented more than 10% of the total raw materials purchased during 2016 and 2015.

For the wholesale business, the Company relied on one manufacturer for 25% of total purchased finished goods during 2016 and 2015.

For the retail business, the Company did not rely on any single manufacturer for more than 10% of total purchased finished goods during 2016 and 2015.

The Company’s revenues for the years ended December 31, 2016 and 2015 were earned in the following geographic areas:

	2016	2015
	(In thousands of U.S. Dollars)
Mainland China	$61,589	$81,283
Hong Kong China	22,853	25,411
Germany	8,167	13,425
United Kingdom	14,865	16,098
Europe-Other	46,266	29,556
Japan	11,374	13,039
United States	23,118	17,777
Total wholesale business	188,232	196,589
Retail business	204,434	224,800
Total	$392,666	$421,389

Substantially all of the Company’s long-lived assets were attributable to the PRC as of December 31, 2016 and 2015.

NOTE 15 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)  Wholesale segment

(b)  Retail segment

	Wholesale segment	Retail segment	Total
December 31, 2016	(In thousands of U.S. Dollars)
Segment profit or loss:
Net revenue from external customers	$188,232	$204,434	$392,666
Income from operations	$9,657	$63	$9,720
Interest income	$993	$66	$1,059
Interest expense	$1,555	$442	$1,997
Depreciation and amortization	$999	$6,915	$7,914
Income tax expense	$2,283	$1,794	$4,077

December 31, 2015
Segment profit or loss:
Net revenue from external customers	$196,589	$224,800	$421,389
Income from operations	$9,008	$7,800	$16,808
Interest income	$922	$79	$1,001
Interest expense	$2,075	$614	$2,689
Depreciation and amortization	$1,160	$7,335	$8,495
Income tax expense	$2,173	$2,881	$5,054

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 13, 2017, GHP Horwath, P.C. (“GHP”) notified the Company that it has chosen not to stand for re-appointment as the Company's auditor, and effective as of January 13, 2017, the client-auditor relationship between the Company and GHP has ceased. The resignation of GHP was not recommended by the Company’s Audit Committee nor was the Audit Committee’s approval required. GHP has informed us that its employees joined another independent registered public accounting firm effective January 1, 2017.

The reports of GHP on the Company’s consolidated financial statements for the fiscal years ended December 31, 2015 and 2014 and the subsequent period through January 13, 2017 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principles, except GHP’s audit reports on the consolidated financial statements for fiscal years ended December 31, 2015 and 2014 included an emphasis matter paragraph that describes that the Company has significant transactions and relationships with related parties, including entities controlled by the Company’s Chairman and Chief Executive Officer and by the Company’s major shareholder.

During the fiscal years ended December 31, 2015 and 2014 and through January 13, 2017, the Company has not had any disagreements with GHP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to GHP’s satisfaction, would have caused it to make reference thereto in its reports on the Company’s consolidated financial statements for the relevant periods.

During the fiscal years ended December 31, 2015 and 2014 and through January 13, 2017, there was one reportable event, as defined in Item 304(a)(1)(v) of Regulation S-K, which related to disclosure of material weaknesses in the Company’s internal control over financial reporting. As previously reported, the material weaknesses were because 1) the personnel primarily responsible for the preparation of our financial statements do not have requisite levels of knowledge, experience and training in the application of U.S. GAAP commensurate with our financial reporting; and 2) No formal plan to provide applicable training for our financial and accounting staff to enhance our understanding of U.S. GAAP and internal control over financial reporting.

Effective February 8, 2017, the Audit Committee of the Board of Directors approved BF Borgers CPA PC (“Borgers”) as the independent auditor to audit the Company’s consolidated financial statements for the fiscal year ended December 31, 2016 and any subsequent interim periods.

During the Company’s two most recent fiscal years ended December 31, 2016 and 2015, and during the subsequent period preceding Borgers’ engagement, neither the Company nor anyone acting on its behalf consulted with Borgers on (i) any matters regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the our consolidated financial statements, and no written report or oral advice was provided to us that Borgers concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was subject to any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions thereto, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)  is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended December 31, 2016. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of December 31, 2016. Our disclosure controls and procedures were not effective because of the “material weaknesses” described below under “Management’s Annual Report on Internal Controls Over Financial Reporting”.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in Internal Control—Integrated Framework. Because of the material weaknesses described in the following paragraphs, management believes that, as of December 31, 2016, our internal control over financial reporting was not effective based on those criteria.

A “material weakness” is defined under the SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls. As a result of its review, management concluded that we had material weaknesses in our internal control over financial reporting process consisting of the following:

●	The personnel primarily responsible for the preparation of our financial statements do not have requisite levels of knowledge, experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements.

●	No formal plan to provide applicable training for our financial and accounting staff to enhance our understanding of U.S. GAAP and internal control over financial reporting;

Remediation of Material Weaknesses

During the year ended December 31, 2016, we implemented the following measures to remediate the material weaknesses identified:

●	We provided applicable training for our accounting and internal controls staff to enhance our understanding of U.S. GAAP and internal control over financial reporting;

●	We engaged outside consultant in the review of our financial statements for year ended December 31, 2016 in February 2017;

Despite the above measures which were intended to address the identified material weaknesses as well as to enhance our overall internal control environment, management concluded that as of December 31, 2016, the material weaknesses identified above had not been fully remediated.

Management Plan to Remediate Material Weaknesses

We intend to continue implementing the following measures to remediate the material weaknesses identified:

●	Further improve and effectively execute a mandatory training plan for the staff of financial and accounting department and internal audit division;

●	Expand the involvement of our external consultant to supervise and review our financial reporting process:

Changes in Internal Control Over Financial Reporting

Other than described above, during the fourth quarter of the fiscal year ended December 31, 2016, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table includes the names, positions held, and ages of our current executive officers and directors as of December 31, 2016:

Name	Age	Position	Held Position Since

Edward Yihua Kang	54	Chief Executive Officer, President, and Director	2005

Jiajun Sun	44	Chief Operating Officer and Director	2005

Jason Jiansong Wang	38	Chief Financial Officer and Secretary	2010

Jianhua Wang(1)(2)(3)	50	Director	2014

Zhixue Zhang (1)(2)(3)	50	Director	2008

Merry Tang (1) (2)(3)	57	Director	2011

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

Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires our directors and certain of our officers, as well as persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports with the SEC. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, and all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent shareholders were complied with during the fiscal year ended December 31, 2016.

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

Meetings of the Board of Directors and Annual Meeting Attendance

Our board of directors met telephonically once in 2016 and also acted by unanimous written consents. Each member of our board of directors was present at one hundred (100%) percent or more of the board of directors meetings held.

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

Compensation Benchmarking and Peer Group

Our Board of Directors did not rely on any consultants or utilize any peer company comparisons or benchmarking in 2016 in setting executive compensation. However, our management has considered competitive market practices by reviewing publicly available information relating to compensation of executive officers at other comparable companies in the apparel industry in China in making its recommendations to our Board of Directors regarding our executives’ compensation for fiscal year 2016. As our company evolves, we expect to take steps, including the utilization of peer company comparisons and/or hiring of compensation consultants, to ensure that the Board has a comprehensive picture of the compensation paid to our executives and with a goal toward total direct compensation for our executives that are on a par with the median total direct compensation paid to executives in peer companies if annually established target levels of performance at the company and business segment level are achieved.

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

Long-Term Incentive Plan Awards

We currently have a 2014 equity incentive plan pursuant to which 1,500,000 shares were authorized. No stock awards or stock option grants were made to any of the named executive officers during the fiscal year ended December 31, 2016. No stock options were held by the named executive officers as of December 31, 2016.

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

Summary Compensation Table for Fiscal Year 2016, 2015 and 2014

The following table sets forth information for the fiscal year ended December 31, 2016, 2015 and 2014 concerning the compensation paid and awarded to all individuals serving as (a) our Chief Executive Officer and Chief Financial Officer (b) the three most highly compensated Executive Officers (other than our Chief Executive Officer and Chief Financial Officer) of ours and our subsidiaries at the end of our fiscal year ended December 31, 2016, 2015, and 2014 whose total compensation exceeded $100,000 for these periods, and (c) two additional individuals for whom disclosure would have been provided pursuant to (b) except that they were not serving as executive officers at the end of our fiscal year ended December 31, 2016. These individuals may be collectively referred to in this report as our “Named Executive Officers.”

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Kang Yihua
Chairman of the	2016	184,193	-						184,193
Board, Chief	2015	216,820	88,726						305,546
Executive Officer	2014	63,967	80,731						144,698
and President

Jiansong Wang	2016	19,866	6,697						26,563
Chief Financial	2015	19,396	8,015						27,411
Officer	2014	16,840	9,339						26,179

(1)	All compensation is paid in Chinese RMB. For reporting purposes, the amounts in the table above have been converted to U.S. Dollars at the conversion rate of 6.64, 6.24 and 6.15 for 2016, 2015 and 2014, respectively. The officers listed in this table received no other form of compensation in the years shown, other than the salary set forth in this table.

Other Compensation

Other than as described above, there were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the executive officers during the year ended December 31, 2016. We do not have any retirement, pension, or profit-sharing programs for the benefit of our directors, officers or other employees. The Board of Directors may recommend adoption of one or more such programs in the future.

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

Although the Company does not have a written employment agreement with Jiansong Wang, he will be compensated approximately US$27,000 (RMB 170,000) per year for his services as the Chief Financial Officer and Secretary, which was based on the Board of Directors and the Compensation Committee’s review of the overall performance of the Company and the relative contribution of Mr. Wang.

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

Director Compensation for Fiscal 2016

The following table reflects all compensation awarded to, earned by or paid to our directors for the fiscal year ended December 31, 2016. Directors who are also officers do not receive any additional compensation for their services as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Non-Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($) (1)
Kang Yihua	184,193	—	—	—	—	—	184,193
Sun Jia Jun	142,975	—	—	—	—	—	142,975
Jianhua Wang	—	5,000	—	—	—	—	5,000
Zhixue Zhang	—	5,000	—	—	—	—	5,000
Merry Tang	34,000	—					34,000

(1)	All cash compensation was paid in RMB except the cash compensation paid to Ms. Tang. The amounts in the foregoing table have been converted into U.S. Dollar at the conversion rate of 6.64 RMB to the dollar.

Service Description	Amount (in U.S. dollars)

Base Compensation	$3,000
Audit Committee Member	$1,000
Compensation Committee Member	$1,000
Audit Committee Chairman	$3,000
Audit Committee Financial Expert	$26,000

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

Outstanding Equity Awards at Fiscal Year-End

None of our executive officers was granted or otherwise received any option, stock or equity incentive plan awards during 2016 and there were no outstanding unexercised options previously awarded to our officers and directors, at the fiscal year end, December 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 18, 2017, for each of the following persons:

●	each of our directors and each of the named executive officers in the “Management” section of this Annual Report;

●	all directors and named executive officers as a group; and

●	each person who is known by us to own beneficially five percent or more of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Ever-Glory International Group, Inc. The percentage of class beneficially owned set forth below is based on 14,792,836 shares of our common stock outstanding on March 19, 2017.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock (1)	Percent of Class

Executive Officers and Directors
Yi Hua Kang	4,802,315	32.46%
Jia Jun Sun	174,800	1.18%
Jason Jiansong Wang	-	-
Merry Tang	10,399	* %
Zhixue Zhang	18,694	* %
Jianhua Wang	4,174	* %
All Executive Officers and Directors as a Group (six persons)	5,010,382	33.87%
5% Holders
Ever-Glory Enterprises (H.K.) Ltd. (2)	5,623,098	38.01%
Huake Kang (2)	5,623,098	38.01%

*	less than 1%

(1)	The percentage of shares beneficially owned is based on 14,792,836 shares of common stock outstanding as of March 18, 2017. Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment and dispositive power of the shares.

(2)	Huake Kang is the sole director and majority shareholder of Ever-Glory Enterprises (H.K.) Ltd. and, as such, may be deemed to be the beneficial owner of the 5,623,098 shares held by Ever-Glory Enterprises (H.K.) Ltd. Huake Kang is the son of Yi Hua Kang.

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

Other income from Related Parties

Jiangsu Wubijia Trading Company Limited (“Wubijia”) is an entity engaged in high-grade home goods sales and is controlled by Mr. Kang. Wubijia has sold their home goods on consignment in some Company’s retail stores since the third quarter of 2014. During the year ended December 31, 2016 and 2015, the Company received $30,741 and $32,760 from the customers and paid $26,328 and $31,778 to Wubijia through the consignment, respectively. The net profit of $4,413 and $982 was recorded as other income during the year ended December 31, 2016 and 2015, respectively.

Nanjing Knitting Company Limited (“Nanjing Knitting”) is an entity engaged in knitted fabric products and knitting underwear sales and is controlled by Mr. Kang. Nanjing Knitting has sold their knitting underwear on consignment in some Company’s retail stores since the third quarter of 2015. During the year ended December 31, 2016 and 2015, the Company received $123,679 and $123,402 from the customers and paid $104,226 and $97,323 to Nanjing Knitting through the consignment, respectively. The net profit of $19,453 and $26,079 was recorded as other income during the year ended December 31, 2016 and 2015.

Included in other income for the year ended December 31, 2016 and 2015 is rent income from EsC’Lav, the entity controlled by Mr. Kang under operating lease agreement with term though 2017. The rent income is $59,838 and $69,089 for the year ended December 31, 2016 and 2015, respectively.

Other expenses due to Related Parties

Included in other expenses for the years ended December 31, 2016 and 2015 are rent costs due to entities controlled by Mr. Kang under operating lease agreements as follows ((See details at Note 13 to the Financial Statements at item 8):

	2016	2015
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$47	$50
ChuzhouHuarui	226	240
Kunshan Enjin	45	48
Total	$318	$338

The Company leases Jiangsu Ever-Glory's factory as the factory is in a location where there is a good supply of experienced workers. The Company leases ChuzhouHuarui and Kunshan Enjin's warehouse spaces because the locations are convenient for transportation and distribution.

Purchases from, and Sub-contracts with Related Parties

The Company purchased raw materials of $0.40 million and $0.89 million during the years ended 2016 and 2015, respectively, from Nanjing Knitting.

In addition, the Company sub-contracted certain manufacturing work to related companies totaling $27.63 million and $21.43 million for the years ended December 31, 2016 and 2015, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$15,366	$11,089
ChuzhouHuarui	5,867	4,313
Ever-Glory Cambodia	3,344	2,118
Fengyang Huarui	1,245	2,244
Nanjing Ever-Kyowa	1,804	1,369
Shanghai Sea to sky	-	259
EsC'Lav	6	42
Total	$27,632	$21,434

Accounts Payable – Related Parties

The accounts payable to related parties at December 31, 2016 and 2015 are as follows:

	2016	2015
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$1,938	2,003
Fengyang Huarui	709	84
Nanjing Ever-Kyowa	785	561
ChuzhouHuarui	643	175
Ever-Glory Cambodia	262	-
Total	$4,337	$2,823

Amounts Due From Related Parties – Current Assets

The amounts due from related parties at December 31, 2016 and 2015 are as follows:

	2016	2015
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$403	$2,412
Nanjing Knitting	9	106
Ever-Glory Cambodia	-	15
EsC'eLav	74	2
Total	$486	$2,535

The Company prepaid $9,285 to the sub-contractors, Nanjing Knitting for the next period’s subcontracting fees.

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. During 2016 and 2015, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices.  The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at cost for $2.9 million and $6.2 million during 2016 and 2015, respectively.  Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at cost for $532,123 and $77,723 during 2016 and 2015, respectively.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon the expiration or termination of the underlying lines of credit and is to pay an annual interest at the rate of 6.0% of the amounts provided. As of December 31, 2016 and 2015, Jiangsu Ever-Glory had provided guarantees for approximately $52.4 million (RMB 364.0 million) and $52.2 million (RMB 339.0 million) of lines of credit obtained by the Company, respectively. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. As of December 31, 2016 and 2015, the value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $29.6 million (RMB 205.5 million) and $22.8 million (RMB 148.0 million), respectively. Mr. Kang has also provided a personal guarantee for $30.1 million (RMB 209.0 million) and $39.9 million (RMB 259.0 million) at the year ended of December 31, 2016 and 2015, respectively.

As of December 31, 2015, $18.8 million (RMB122 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the year ended December 31, 2016, an additional $1.2 million (RMB 8.0 million) was provided to and repayment of $4.6 million (RMB 32.0 million) was received from Jiangsu Ever-Glory under the counter-guarantee agreement. As of December 31, 2016, the amount of the counter-guarantee had decreased to $14.1 million (RMB 98.2 million) (the difference represents currency exchange adjustment of $1.3 million), which was 27.0% of the aggregate amount of lines of credit. This amount plus accrued interest of $1.8 million (2016) and $3.0 million (2015) have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. As of December 31, 2016 and 2015, the amount classified as a reduction of equity was $15.9 million and $21.8 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. From April 1, 2015, interest rate has changed to 0.41% as the bank benchmark interest rate decreased. Interest income for the years ended December 31, 2016 and 2015 was approximately $0.8 million and $0.9 million, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On February 2017 the Audit Committee engaged BF Borgers CPA PC as our independent auditor.

Fees for audit services include fees associated with the annual audit and the review of documents filed with the SEC including quarterly reports on Form 10-Q and the Annual Report on Form 10-K.

	2016	2015
	(In thousands of U.S. Dollars)
Audit fees	$321	$370

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULE

(1)	Financial Statements

The consolidated financial statements of Ever-Glory International Group, Inc. are included in Part II, Item 8 of this Report.

(2)	Financial Statement Schedules

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

48

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

*Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2017.

Ever-Glory International Group, Inc.,

By	/s/ Edward Yihua Kang
Edward Yihua Kang,
Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jia Jun Sun	Chief Operating Officer and Director	March 30, 2017
Jia Jun Sun

/s/ Jiansong Wang	Chief Financial Officer	March 30, 2017
Jiansong Wang	(Principal Financial and Accounting Officer)

/s/ Jianhua Wang	Director	March 30, 2017
Jianhua Wang

/s/ Zhixue Zhang	Director	March 30, 2017
Zhixue Zhang

/s/ Merry Tang	Director	March 30, 2017
Merry Tang