Form 10-Q
period 2017-03-31
Ever-Glory International Group, Inc.
filed 2017-05-12
CIK 943184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.   ☐

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of May 8, 2017, 14,792,836 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

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

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

AS OF MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$60,100	$45,288
Accounts receivable	44,631	67,644
Inventories	40,347	49,630
Value added tax receivable	1,726	2,938
Other receivables and prepaid expenses	4,158	3,674
Advances on inventory purchases	4,892	3,139
Amounts due from related parties	563	486
Total Current Assets	156,417	172,799

INTANGIBLE ASSETS	5,776	5,769
PROPERTY AND EQUIPMENT, NET	21,947	22,694
TOTAL ASSETS	$184,140	$201,262

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loans	$32,212	$29,232
Accounts payable	46,843	58,170
Accounts payable and other payables - related parties	2,541	4,337
Other payables and accrued liabilities	13,329	15,007
Value added and other taxes payable	2,450	5,118
Income tax payable	1,096	1,842
Total Current Liabilities	98,471	113,706

NONCURRENT LIABILITIES
Deferred tax liabilities	2,100	3,254
TOTAL LIABILITIES	100,571	116,960

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Stockholders' equity:
Preferred stock ($.001 par value, authorized 5,000,000 shares, no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares, 14,792,836 and 14,787,940 shares issued and outstanding As of March 31, 2017 and December 31, 2016, respectively)	15	15
Additional paid-in capital	3,612	3,602
Retained earnings	84,398	83,423
Statutory reserve	17,107	17,107
Accumulated other comprehensive income	(2,837)	(3,297)
Amounts due from related party	(17,934)	(15,936)
Total equity attributable to stockholders of the Company	84,361	84,914
Noncontrolling interest	(792)	(612)
Total Equity	83,569	84,302
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$184,140	$201,262

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

	2017	2016

SALES	$85,120	$91,693

COST OF SALES	56,611	63,350

GROSS PROFIT	28,509	28,343

OPERATING EXPENSES
Selling expenses	19,745	20,913
General and administrative expenses	7,255	6,949
Total operating expenses	27,000	27,862

INCOME FROM OPERATIONS	1,509	481

OTHER INCOME (EXPENSE)
Interest income	257	384
Interest expense	(327)	(597)
Other income	577	67
Total other expenses	507	(146)

INCOME BEFORE INCOME TAX EXPENSE	2,016	335

INCOME TAX EXPENSE	(1,217)	(835)

NET (LOSS) INCOME	799	(500)
Net loss attributable to the non-controlling interest	175	140
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$974	$(360)

NET (LOSS) INCOME	$799	$(500)
Foreign currency translation income	459	782
COMPREHENSIVE INCOME	$1,258	$282

Comprehensive loss attributable to the noncontrolling interest	180	143

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$1,438	$425
(LOSS) EARNINGS PER SHARE:
Basic and diluted	$0.07	$(0.02)
Weighted average number of shares outstanding Basic and diluted	14,789,626	14,785,868

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$799	$(500)
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	2,241	1,758
Provision for obsolete inventories	4,105	2,098
Deferred income tax	(1,180)	(285)
Stock-based compensation	10	-
Changes in operating assets and liabilities
Accounts receivable	23,487	30,037
Inventories	5,541	7,443
Value added tax receivable	1,236	799
Other receivables and prepaid expenses	(543)	(3,163)
Advances on inventory purchases	(1,730)	2,196
Amounts due from related parties	(495)	552
Accounts payable	(11,762)	(19,781)
Accounts payable and other payables- related parties	(1,527)	(517)
Other payables and accrued liabilities	(1,794)	(2,484)
Value added and other taxes payable	(2,713)	(1,653)
Income tax payable	(755)	(1,693)
Net cash provided by operating activities	14,920	14,807

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,209)	(1,633)
Proceeds from sale of property and equipment	5	-
Net cash used in investing activities	(1,204)	(1,633)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	15,671	23,593
Repayment of bank loans	(12,913)	(26,250)
Repayment of loans from related party	-	917
Advances to related party	(1,742)	-
Net cash provided by (used in) financing activities	1,016	(1,740)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	80	503

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,812	11,937

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	45,288	22,702

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$60,100	$34,639

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$327	$597
Income taxes	$1,853	$2,851

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

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

The Company’s wholesale operations are provided primarily through the Company’s wholly-owned PRC subsidiaries, Goldenway Nanjing Garments Co. Ltd. (“Goldenway”), Nanjing Catch-Luck Garments Co. Ltd. (“Catch-Luck”), Nanjing New-Tailun Garments Co. Ltd (“New-Tailun”), Ever-Glory International Group Apparel Inc.(“Ever-Glory Apparel”), Chuzhou Huirui Garments Co. Ltd. (“Huirui”) and Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”), and the Company’s wholly-owned Samoa subsidiary, Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”).  The Company’s retail operations are provided through its wholly- owned subsidiaries, Shanghai LA GO Fashion Company Limited (“Shanghai LA GO GO”), Jiangsu LA GO Fashion Company Limited (“Jiangsu LA GO GO”), Tianjin LA GO Fashion Company Limited (“Tianjin LA GO GO”), Shanghai Ya Lan Fashion Company Limited (“Ya Lan”), Shanghai Yiduo Fashion Company Limited (“Shanghai Yiduo”) and Xizang He Meida Trading Company Limited (“He Meida”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of March 31, 2017, the condensed consolidated statements of income (loss) and comprehensive income, and cash flows for the three months ended March 31, 2017 and 2016. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements.

Wholesale revenues are generally higher in the third and fourth fiscal quarters, while retail revenues are generally higher in the first and fourth fiscal quarters. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

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

At March 31, 2017, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions that management considers to be of a high quality.

As of December 31, 2016, the Company has a derivative liability subject to recurring fair value measurement (Level 3) with the change in fair value recognized in earnings (Note 5).

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

NOTE 3 INVENTORIES

Inventories at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	(In thousands of U.S. Dollars)
Raw materials	$3,411	$2,523
Work-in-progress	11,211	9,363
Finished goods	37,505	46,285
	52,127	58,171
Less: allowance for obsolete inventories	(11,780)	(8,541)
Total inventories	$40,347	$49,630

NOTE 4 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short term bank loans consisted of the following as of March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
Bank	(In thousands of U.S. Dollars)
Industrial and Commercial Bank of China	$17,122	$11,232
Nanjing Bank	2,902	9,360
Bank of Communications	2,902	2,880
China Minsheng Bank	2,902	2,880
China Everbright Bank	2,902	2,880
Bank of China	2,176	-
China Citic Bank	1,306	-
	$32,212	$29,232

In January 2014, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $8.7 million (RMB60.0 million). These loans are collateralized by the Company’s property and equipment. As of March 31, 2017, Goldenway had borrowed $5.8 million (RMB 40.0 million) under this line of credit with an annual interest rate of 4.6% and due on various dates from December 2017 to January 2018. As of March 31, 2017, approximately $2.9 million was unused and available under this line of credit.

In September 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $17.4 million (RMB120.0 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of March 31, 2017, Ever-Glory Apparel had borrowed $11.3 million (RMB 78.0 million) under this line of credit with annual interest rates ranging from 4.4% to 4.6% and due on various dates from April to December 2017. As of March 31, 2017, approximately $6.1 million was unused and available under this line of credit.

In June 2016, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.3 million (RMB50.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of March 31, 2017, approximately $7.3 million was unused and available under this line of credit.

In June 2016, Ever-Glory Apparel entered into a line of credit agreement for approximately $8.7 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of March 31, 2017, Ever-Glory Apparel had borrowed $2.9 million (RMB20.0 million) from Nanjing Bank with an annual interest rates ranging from 4.8% to 4.9% and due on various dates from July to August 2017. As of March 31, 2017, approximately $5.8 million was unused and available under this line of credit.

In March 2017, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $2.9 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of March 31, 2017, approximately $2.9 million (RMB20.0 million) was unused and available under this line of credit.

In June 2014, LA GO GO entered into a line of credit agreement for approximately $4.8 million (RMB33.0 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of March 31, 2017, LA GO GO had borrowed $2.9 million (RMB20.0 million) from the Bank of Communications with annual interest rates ranging from 4.6% to 5.0% and due on various dates from June to August 2017. As of March 31, 2017, approximately $1.9 million was unused and available under this line of credit.

In December 2016, LA GO GO entered into a line of credit agreement for approximately $2.9 million (RMB20.0 million) with China Minsheng Bank and guaranteed by Ever-Glory Apparel and Mr. Kang. As of March 31, 2017, LA GO GO had borrowed $2.9 million (RMB20.0 million) from China Minsheng Bank with an annual interest rate of 4.6% and due in December 2017.

In July 2016, Ever-Glory Apparel entered into a line of credit agreement for approximately $5.8 million (RMB40.0 million) with China Everbright Bank and guaranteed by Goldenway and Mr. Kang. These loans are also collateralized by Jiangsu Ever-Glory’s property. As of March 31, 2017, Ever-Glory Apparel had borrowed $2.9 million (RMB20.0 million) under this line of credit with an annual interest rates ranging from 2.8% to 3.0% and due on various dates from May to November 2017. As of March 31, 2017, approximately $2.9 million was unused and available under this line of credit.

In October 2016, Ever-Glory Apparel entered into a line of credit agreement for approximately $3.6 million (RMB25.0 million) with Bank of China and guaranteed by Jiangsu Ever-Glory. These loans are also collateralized by assets of Jiangsu Ever-Glory’s equity investee, Chuzhou Huarui, under a collateral agreement executed by Ever-Glory Apparel, Chuzhou Huarui and Bank of China. As of March 31, 2017, Ever-Glory Apparel had borrowed $2.2 million (RMB15.0 million) under this line of credit with an annual interest rate of 4.8% and due in July 2017. As of March 31, 2017, approximately $1.4 million was unused and available under this line of credit.

In December 2014, LA GO GO entered into a line of credit agreement for approximately $5.2 million (RMB36.0 million) with the China Citic Bank and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of March 31, 2017, LA GO GO had borrowed $1.3 million (RMB9.0 million) under this line of credit with an annual interest rate of 5.5% and due in December 2017. As of March 31, 2017, approximately $3.9 million was unused and available under this line of credit.

In January 2015, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $12.6 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of March 31, 2017, approximately $12.6 million was unused and available under this line of credit.

All loans have been repaid before or at maturity date.

Total interest expense on bank loans amounted to $0.3 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively.

NOTE 5 DERIVATIVE LIABILITY

As of December 31, 2016, the Company had one outstanding forward foreign exchange contract (sell EUR dollars for RMB), with total notional amount of EUR€0.65 million. The fair value of this contract at December 31, 2016 was not significant.

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

The Company and the PRC Tax Bureau have agreed that payments on the tax liability $3.2 million should be made by the Company prospectively over the next two to three years’ period. All $3.2 million was paid off as of December 31, 2016. Beginning January 1, 2014, all net income generated from Ever-Glory HK has been reported as a taxable income at 25% tax rate in PRC.

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

After the tax liability adjustment resulted from the reevaluation of the Company’s tax position (resulting in the company allocating substantially all of the earnings of the Samoan subsidiary to the PRC and reporting such earnings as taxable in the PRC), pre-tax income for the three months ended March 31, 2017 and 2016 was taxable in the following jurisdictions:

	2017	2016
	(In thousands of U.S. Dollars)
PRC	$2,019	$335
BVI	-	2
Others	(3)	(2)
	$2,016	$335

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three months ended March 31, 2017 and 2016:

	2017	2016
PRC statutory rate	25.0%	25.0%
Preferential tax treatment	-	(0.1)
Effect of foreign income tax rates	-	0.1
Net operating losses for which no deferred tax assets was recognized	35.4	224.6
Other	-	-
Effective income tax rate	60.4%	249.6%

Income tax expense for the three months ended March 31, 2017 and 2016 is as follows:

	2017	2016
	(In thousands of U.S. Dollars)
Current	$2,371	$1,104
Deferred	(1,154)	(269)
Income tax expense	$1,217	$835

The Company has not recorded U.S. deferred income taxes on approximately $84.4 million of its non-U.S. subsidiaries’ undistributed earnings because such amounts are intended to be reinvested outside the United States indefinitely. If these earnings were repatriated to the United States, the Company would be required to accrue and pay U.S. federal income taxes and foreign withholding taxes, as adjusted for foreign tax credits. Determination of the amount of any unrecognized deferred income tax liability on these earnings is not practicable.

NOTE 7 EARNINGS PER SHARE

The following demonstrates the calculation for earnings per share for the three months ended March 31, 2017 and 2016:

	2017	2016
Weighted average number of common shares- Basic and diluted	14,789,626	14,785,868

Earnings per share - basic and diluted	$0.07	$(0.02)

NOTE 8 STOCKHOLDERS’ EQUITY

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

Other income from Related Parties

JiangsuWubijia Trading Company Limited (“Wubijia”) is an entity engaged in high-grade home goods sales and is controlled by Mr. Kang. Wubijia has sold their home goods on consignment in certain Company’s retail stores since the third quarter of 2014. During the three months ended March 31, 2017 and 2016, the Company received $11,565 and $6,535 from the customers and paid $8,954 and $4,610 to Wubijia through the consignment, respectively. The net profit of $2,611 and $1,925 was recorded as other income during the three months ended March 31, 2017 and 2016, respectively.

Nanjing Knitting Company Limited (“Nanjing Knitting”) is an entity engaged in knitted fabric products and knitting underwear sales and is controlled by Mr. Kang. Nanjing Knitting has sold their knitting underwear on consignment in some Company’s retail stores since the third quarter of 2015. During the three months ended March 31, 2017 and 2016, the Company received $5,381 and $30,383 from the customers and paid $8,959 and $24,956 to Nanjing Knitting through the consignment, respectively. The net loss of ($3,576) and net profit of $5,427 was recorded as other income during the three months ended March 31, 2017 and 2016.

Included in other income for the three months ended March 31, 2016 is rent income from EsC’Lav, the entity controlled by Mr. Kang under operating lease agreement with term through 2016. The rent income is $15,786 for the three months ended March 31, 2016.

Other expenses due to Related Parties

Included in other expenses for the three months ended March 31, 2017 and 2016 are rent costs due to entities controlled by Mr. Kang under operating lease agreements as follows:

	2017	2016
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$11	$12
Chuzhou Huarui	52	57
Kunshan Enjin	11	11
Total	$74	$80

The Company leases Jiangsu Ever-Glory's factory as the factory is in a location where there is a good supply of experienced workers. The Company leases Chuzhou Huarui and Kunshan Enjin's warehouse spaces because the locations are convenient for transportation and distribution.

Purchases from and Sub-contracts with Related Parties

The Company purchased raw materials from Nanjing Knitting totaling $0.16 million and $0.20 million during the three months ended March 31, 2017 and 2016, respectively.

In addition, the Company sub-contracted certain manufacturing work to related companies totaling $3.4 million and $6.4 million for the three months ended March 31, 2017 and 2016, respectively. The Company provided raw materials to the sub-contractors and charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the three months ended March 31, 2017 and 2016 are as follows:

	2017	2016
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$1,422	$2,039
Chuzhou Huarui	1,010	2,324
Fengyang Huarui	464	203
Ever-Glory Cambodia	36	1,338
Nanjing Ever-Kyowa	445	473
EsC'eLav	4	-
Jiangsu Ever-Glory	3	51
Total	$3,384	$6,428

Accounts Payable – Related Parties

The accounts payable to related parties at March 31, 2017 and December 31, 2016 are as follows:

	2017	2016
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$583	1,938
Fengyang Huarui	617	709
Nanjing Ever-Kyowa	714	785
Chuzhou Huarui	582	643
Nanjing Knitting	27	-
Ever-Glory Cambodia	18	262
Total	$2,541	$4,337

Amounts Due From Related Parties-current assets

The amounts due from related parties at March 31, 2017 and December 31, 2016 are as follows:

	2017	2016
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$510	$403
Nanjing Knitting	-	9
EsC'eLav	53	74
Total	$563	$486

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. During three months ended March 31, 2017 and 2016, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices.  The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at cost for $0.7 million and $0.8 million during the three month period ended March 31, 2017 and 2016, respectively.  Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at cost for $0 and $26,922 during the three months ended March 31, 2017 and 2016, respectively.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of March 31, 2017 and December 31, 2016, Jiangsu Ever-Glory has provided guarantees for approximately $52.8 million (RMB 364 million) and $52.4 million (RMB 364.0 million) of lines of credit obtained by the Company, respectively. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $29.8 million (RMB 205.5 million) and $29.6 million (RMB 205.5 million) as of March 31, 2017 and December 31, 2016, respectively. Mr. Kang has also provided a personal guarantee for $30.3 million (RMB 209.0 million) and $30.1 million (RMB 209.0 million) as of March 31, 2017 and December 31, 2016, respectively.

At December 31, 2016, $14.1 million (RMB 98.2 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the three months ended March 31, 2017, an additional $1.7 million (RMB 12.0 million) was provided to Jiangsu Ever-Glory under the counter-guarantee. As of March 31, 2017, the amount of the counter-guarantee was $16.0 million (RMB 110 million) (the difference represents currency exchange adjustment of $0.2 million), which was 30.3% of the aggregate amount of lines of credit. This amount plus accrued interest of $1.9 million have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. At March 31, 2017 and December 31, 2016, the amount classified as a reduction of equity was $17.9 million and $15.9 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. Since April 1, 2015, interest rate has changed to 0.41% as the bank benchmark interest rate decreased. Interest income for the three months ended March 31, 2017 and 2016 was approximately $0.1 million and $0.2 million, respectively.

NOTE 10 CONCENTRATIONS AND RISKS

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Based on management’s assessment of the amount of probable credit losses, if any, in existing accounts receivable. The allowance for doubtful accounts at March 31, 2017 and December 31, 2016 was $3.9 million and $4.1 million, respectively. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions in the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability.

For the three-month period ended March 31, 2017, the Company had two wholesale customers that represented approximately 12% and 11% of the Company’s revenues. For the three-month period ended March 31, 2016, the Company had one wholesale customer that represented approximately 11% of the Company’s revenues.

For the wholesale business, the Company did not rely on any one raw material supplier that represented more than 10% of the total raw material purchases during the three months ended March 31, 2017 and 2016.

For the retail business, the Company relied on two raw material suppliers that represented approximately 27% and 16% of raw material purchases during the three months ended March 31, 2017. The Company relied on one raw material supplier that represented approximately 13% of raw material purchases during the three months ended March 31, 2016.

For the wholesale business, during the three months ended March 31, 2017, the Company relied on one manufacturer that represented 12% of finished goods purchases, and during the three months ended March 31, 2016, the Company relied on three manufacturers that represented 18%, 16% and 11% of finished goods purchases.

For the retail business, the Company did not rely on any one supplier that represented more than 10% of the total finished goods purchases during the three months ended March 31, 2017 and 2016.

The Company’s revenues for the three months ended March 31, 2017 and 2016 were earned in the following geographic areas:

	2017	2016
	(In thousands of U.S. Dollars)
Mainland China	$6,591	$8,293
Hong Kong China	5,422	6,505
Germany	2,892	1,453
United Kingdom	3,288	2,588
Europe-Other	5,749	5,454
Japan	1,445	4,813
United States	2,918	3,444
Total wholesale business	28,305	32,550
Retail business	56,815	59,143
Total	$85,120	$91,693

NOTE 11 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)  Wholesale segment

(b)  Retail segment

The Company also provides general corporate services to its segments and these costs are reported as "corporate and others”:

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
March 31, 2017
Segment profit or loss:
Net revenue from external customers	$28,305	56,815	85,120
Income from operations	$1,751	(242)	1,509
Interest income	$236	21	257
Interest expense	$245	82	327
Depreciation and amortization	$267	1,974	2,241
Income tax expense	$464	753	1,217

March 31, 2016
Segment profit or loss:
Net revenue from external customers	$32,550	59,143	91,693
Income from operations	$1,805	(1,324	481
Interest income	$371	13	384
Interest expense	$489	108	597
Depreciation and amortization	$254	1,504	1,758
Income tax expense	$427	408	835

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2017 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Although we have our own manufacturing facilities, we currently outsource most of the manufacturing to our long-term contractors as part of our overall business strategy. We believe outsourcing allows us to maximize our production capacity and maintain flexibility while reducing capital expenditures and the costs of keeping skilled workers on production lines during slow seasons. We oversee our long-term contractors with our advanced management solutions and inspect products manufactured by them to ensure that they meet our high-quality control standards and timely delivery requirement.

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

Retail Business

The business objective for our retail segment is to establish leading brands of women’s apparel and to build a nationwide retail network in China. As of March 31, 2017, we have 1,369 stores (including store-in-stores) which included 39 stores that were opened and 48 stores that were closed in first quarter of 2017.

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

Retail business

For store-in-store shops, we generally receive payments from the stores between 60 to 90 days following the date of the register receipt. For our own flagship stores, we receive payments on the same day of the register receipt. For the sales in e-commerce platform such as Tmall, Dangdang mall, Jumei.com, JD.com and VIP.com etc. we generally receive payments from these e-commerce companies between 5 to 15 days following the date of the register receipt.

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

Estimates and Assumptions

In preparing our consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates in 2017 and 2016 include the assumptions used to value tax liabilities, derivative financial instruments, the estimates of the allowance for deferred tax assets, and the accounts receivable allowance and inventory reservation.

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

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended March 31,
	2017		2016
	(In thousands of U.S. dollars, except for percentages)
Sales	$85,120	100.0%	$91,693	100.0%
Gross Profit	28,509	33.5	28,343	30.9
Operating Expenses	27,000	31.7	27,862	30.4
Income From Operations	1,509	1.8	481	0.5
Other Income (Expenses)	507	0.6	(146)	(0.1)
Income Tax Expense	1,217	1.4	835	0.9
Net (Loss) Income	$799	0.9%	$(500)	(0.5)%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended March 31, 2017 and 2016.

	2017	% of total sales	2016	% of total sales	Growth in 2017 compared with 2016
Wholesale business	(In thousands of U.S. dollars)		(In thousands of U.S. dollars)
Mainland China	$6,591	7.7%	$8,293	9.0%	(20.5)%
Hong Kong	5,422	6.4	6,505	7.2	(16.6)
Germany	2,892	3.4	1,453	1.6	99.1
United Kingdom	3,288	3.9	2,588	2.8	27.0
Europe-Other	5,749	6.8	5,454	5.9	5.4
Japan	1,445	1.7	4,813	5.2	(70.0)
United States	2,918	3.4	3,444	3.8	(15.3)
Total Wholesale business	28,305	33.3	32,550	35.5	(13.0)
Retail business	56,815	66.7	59,143	64.5	(3.9)
Total sales	$85,120	100.0%	$91,693	100.0%	(7.2)%

Total sales for the three months ended March 31, 2017 were $85.1 million, a decrease of 7.2% from the three months ended March 31, 2016. This decrease was primarily attributable to a 3.9% decrease in sales in our retail business as well as a 13.0% decrease in our wholesale business.

Sales generated from our wholesale business contributed 33.3% or $28.3 million of our total sales for the three months ended March 31, 2017, a decrease of 13.0% compared to $32.6 million in the three months ended March 31, 2016. This decrease was primarily attributable to decreased sales in Mainland China, Hong Kong, Japan and United States partially offset for increased sales in the Germany, the United Kingdom and other European markets.

Sales generated from our retail business contributed 66.7% or $56.8 million of our total sales for the three months ended March 31, 2017, a decrease of 3.9% compared to 64.5% or $59.1 million in the three months ended March 31, 2016. This decrease was primarily due to the decrease in same store sales.

Total retail store square footage and sales per square foot for the three months ended March 31, 2017 and 2016 are as follows:

	2017	2016
Total store square footage	1,365,108	1,156,317
Number of stores	1,369	1,171
Average store size, square feet	997	987
Total store sales (in thousands of U.S. dollars)	$56,815	$59,143
Sales per square foot	$42	$51

Same store sales and newly opened store sales for the three months ended March 31, 2017 and 2016 are as follows:

	2017	2016
	(In thousands of U.S. dollars)
Sales from stores opened for a full year	$42,290	$44,235
Sales from newly opened store sales	$10,910	$7,927
Sales from e-commerce platform	$2,325	$3,206
Other*	$1,290	$3,775
Total	$56,815	$59,143

*  Primarily sales from stores that were closed in the current reporting period.

We remodeled or relocated 200 stores in 2016, and 27 stores during the three months ended March 31, 2017. We plan to relocate or remodel 150-200 stores in 2017. Remodels and relocations typically drive incremental same-store sales growth. A relocation typically results in an improved, more visible and accessible location, and usually includes increased square footage. We believe we will continue to have opportunities for additional remodels and relocations beyond 2016.  Same-store sales are calculated based upon stores that were open at least 12 full fiscal months in each reporting period and remain open at the end of each reporting period.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,				Growth (Decrease) in 2017
	2017		2016		compared
	(In thousands of U.S. dollars, except for percentages)				with 2016
Wholesale Sales	$28,305	100.0%	$32,550	100.0%	(13.0)%
Raw Materials	11,208	39.6	13,632	41.9	(17.8)
Labor	962	3.4	1,239	3.8	(22.3)
Outsourced Production Costs	9,741	34.4	11,314	34.8	(13.9)
Other and Overhead	91	0.3	128	0.4	(29.0)
Total Cost of Sales for Wholesale	22,002	77.7	26,313	80.9	(16.4)
Gross Profit for Wholesale	6,303	22.3	6,237	19.1	1.1

Net Sales for Retail	56,815	100.0	59,143	100.0	(3.9)
Production Costs	19,230	33.8	21,357	36.1	(10.0)
Rent	15,379	27.1	15,680	26.5	(1.9)
Total Cost of Sales for Retail	34,609	60.9	37,037	62.6	(6.6)
Gross Profit for Retail	22,206	39.1	22,106	37.4	0.5

Total Cost of Sales	56,611	66.5	63,350	69.1	(10.6)
Gross Profit	$28,509	33.5%	$28,343	30.9%	0.6%

Raw material costs for our wholesale business were 39.6% of our total wholesale business sales in the three months ended March 31, 2017, a decrease of 2.3% compared to 41.9% in the three months ended March 31, 2016.  The decrease was mainly due to the decreased raw material prices.

Labor costs for our wholesale business were 3.4% of our total wholesale business sales in the three months ended March 31, 2017, a decrease of 0.4% compared to 3.8% in the three months ended March 31, 2016. The marginal decrease was mainly due to the fact that we outsourced most of the new orders in 2017.

Outsourced production costs for our wholesale business decreased by 13.9% to $9.7 million in the three months ended March 31, 2017 from $11.3 million in the three months ended March 31, 2016. As a percentage of total wholesale sales, outsourced production costs were 34.4% of our total wholesale sales in the three months ended March 31, 2017, a decrease of 0.4% from the three months ended March 31, 2016.

Overhead and other expenses for our wholesale business accounted for 0.3% and 0.4% of our total wholesale business sales for the three months ended March 31, 2017 and 2016, respectively.

Gross profit for our wholesale business for the three months ended March 31, 2017 was $6.3 million, an increase of 1.1% compared to the three months ended March 31, 2016. Gross margin was 22.3% for the three months ended March 31, 2017, an increase of 3.2% compared to 19.1% for the three months ended March 31, 2016. The increase was mainly due to decreased raw material costs.

Production costs for our retail business were $19.2 million during the three months ended March 31, 2017 compared to $21.4 million during the three months ended March 31, 2016. As a percentage of retail sales, retail production costs accounted for 33.8% of our total retail sales in the three months ended March 31, 2017, compared to 36.1% of total retail sales in the three months ended March 31, 2016. The decrease was due to higher discounts on our out-of-season products in 2016.

Rent costs for our retail business were $15.4 million for the three months ended March 31, 2017 compared to $15.7 million for the three months ended March 31, 2016. As a percentage of retail sales, rent costs accounted for 27.1% of our total retail sales for the three months ended March 31, 2017, compared to 26.5% of total retail sales for the three months ended March 31, 2016.

Gross profit in our retail business for the three months ended March 31, 2017 was $22.2 million and gross margin was 39.1%. Gross profit in our retail business for the three months ended March 31, 2016 was $22.1 million and gross margin was 37.4%. The increase was attributable to decreased production costs offset for increased rent costs.

Total cost of sales for the three months ended March 31, 2017 was $56.6 million, compared to $63.4 million for the three months ended March 31, 2016, a decrease of 10.6%. As a percentage of total sales, cost of sales decreased to 66.5% of total sales for the three months ended March 31, 2017, compared to 69.1% of total sales for the three months ended March 31, 2016. Consequently, gross margin increased to 33.5% for the three months ended March 31, 2017 from 30.9% for the three months ended March 31, 2016.

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

	Three Months Ended March 31,
	2017		2016		Increase
	(In thousands of U.S. dollars, except for percentages)
Gross Profit	$28,509	33.5%	$28,343	30.9%	0.6%
Operating Expenses
Selling Expenses	19,745	23.2	20,913	22.8	(5.6)
General and Administrative Expenses	7,255	8.5	6,949	7.6	4.4
Total Operating Expenses	27,000	31.7	27,862	30.4	(3.1)
Income from Operations	$1,509	1.8%	$481	0.5%	213.7%

Selling expenses decreased 5.6% to $19.7 million for the three months ended March 31, 2017 from $20.9 million for the three months ended March 31, 2016. The decrease was attributable to the decreased store decoration and marketing expenses.

General and administrative expenses increased 4.4% to $7.3 million for the three months ended March 31, 2017 from $6.9 million for the three months ended March 31, 2016. As a percentage of total sales, general and administrative expenses increased to 8.5% of total sales for the three months ended March 31, 2016, compared to 7.6% of total sales for the three months ended March 31, 2016. The increase was mainly attributable to the increased average salaries.

Income from Operations

Income from operations increased 213.7% to $1.5 million for the three months ended March 31, 2017 from $0.5 million for the three months ended March 31, 2016.  As a percentage of sales, income from operations accounted for 1.8% of our total sales for the three months ended March 31, 2017, an increase of 1.3% compared to the three months ended March 31, 2016 as a result of increased gross profit and decreased operating expense.

Interest Expense

Interest expense was $0.3 million for the three months ended March 31, 2017, a decrease of 45.3% compared to the same period in 2016. The decrease was due to the decreased bank loans borrowed.

Income Tax Expenses

Income tax expense was $1.2 million and $0.8 million for the three months end March 31, 2017 and 2016, respectively.

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

The Company and the PRC Tax Bureau have agreed that payments on the tax liability $3.2 million will be made by the Company prospectively over two to three years’ period. All $3.2 million was paid off as of December 31, 2016. Beginning January 1, 2014, all net income generated from Ever-Glory HK has been reported as a taxable income at 25% tax rate in PRC.

Ever-Glory International Group Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes through March 31, 2017. The net operating loss carry forwards for the United States income taxes may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2035. Management believes that the realization of the benefits from these losses is uncertain due to our limited operating history and continuing losses for the United States income tax purposes. Accordingly, we provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero.

Net Income (Loss)

Net income (loss) for the three months ended March 31, 2017 and 2016 was $0.8 million and ($0.5) million, respectively. Our basic and diluted earnings (loss) per share were $0.07 and ($0.02) for the three months ended March 31, 2017 and 2016, respectively.

Summary of Cash Flows

Summary cash flows information for the three months ended March 31, 2017 and 2016 is as follows:

	2017	2016
	(In thousands of U.S. dollars)
Net cash provided by operating activities	$14,920	$14,807
Net cash used in investing activities	$(1,204)	$(1,633)
Net cash provided by (used in) financing activities	$1,016	$(1,740)

Net cash provided by operating activities was $14.9 and $14.8 million for the three months ended March 31, 2017 and 2016, respectively. This decrease was mainly due to decreased accounts payable, offset by decreased accounts receivable.

Net cash used in investing activities was $1.2 million and $1.6 million for the three months ended March 31, 2017 and 2016. This increase was mainly due to we purchased property and equipment in the three months ended March 31, 2017 less than the same period of 2016.

Net cash provided by and used in financing activities were $1.0 million and $1.7 million for the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017, we received new bank loans of $15.7 million and repaid the bank loans of $12.9 million.

Liquidity and Capital Resources

As of March 31, 2017, we had cash and cash equivalents of $60.1 million, other current assets of $96.3 million and current liabilities of $98.5 million. We presently finance our operations primarily from cash flows from operations and borrowings from banks, and we anticipate that these will continue to be our primary source of funds to finance our short-term cash needs.

Bank Loans

In January 2014, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $8.7 million (RMB60.0 million). These loans are collateralized by the Company’s property and equipment. As of March 31, 2017, Goldenway had borrowed $5.8 million (RMB 40.0 million) under this line of credit with an annual interest rate of 4.6% and due on various dates from December 2017 to January 2018. As of March 31, 2017, approximately $2.9 million was unused and available under this line of credit.

In September 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $17.4 million (RMB120.0 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of March 31, 2017, Ever-Glory Apparel had borrowed $11.3 million (RMB 78.0 million) under this line of credit with annual interest rates ranging from 4.4% to 4.6% and due on various dates from April to December 2017. As of March 31, 2017, approximately $6.1 million was unused and available under this line of credit.

In June 2016, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.3 million (RMB50.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of March 31, 2017, approximately $7.3 million was unused and available under this line of credit.

In June 2016, Ever-Glory Apparel entered into a line of credit agreement for approximately $8.7 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of March 31, 2017, Ever-Glory Apparel had borrowed $2.9 million (RMB20.0 million) from Nanjing Bank with an annual interest rates ranging from 4.8% to 4.9% and due on various dates from July to August 2017. As of March 31, 2017, approximately $5.8 million was unused and available under this line of credit.

In March 2017, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $2.9 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of March 31, 2017, approximately $2.9 million (RMB20.0 million) was unused and available under this line of credit.

In June 2014, LA GO GO entered into a line of credit agreement for approximately $4.8 million (RMB33.0 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of March 31, 2017, LA GO GO had borrowed $2.9 million (RMB20.0 million) from the Bank of Communications with annual interest rates ranging from 4.6% to 5.0% and due on various dates from June to August 2017. As of March 31, 2017, approximately $1.9 million was unused and available under this line of credit.

In December 2016, LA GO GO entered into a line of credit agreement for approximately $2.9 million (RMB20.0 million) with China Minsheng Bank and guaranteed by Ever-Glory Apparel and Mr. Kang. As of March 31, 2017, LA GO GO had borrowed $2.9 million (RMB20.0 million) from China Minsheng Bank with an annual interest rate of 4.6% and due in December 2017.

In July 2016, Ever-Glory Apparel entered into a line of credit agreement for approximately $5.8 million (RMB40.0 million) with China Everbright Bank and guaranteed by Goldenway and Mr. Kang. These loans are also collateralized by Jiangsu Ever-Glory’s property. As of March 31, 2017, Ever-Glory Apparel had borrowed $2.9 million (RMB20.0 million) under this line of credit with an annual interest rates ranging from 2.8% to 3.0% and due on various dates from May to November 2017. As of March 31, 2017, approximately $2.9 million was unused and available under this line of credit.

In October 2016, Ever-Glory Apparel entered into a line of credit agreement for approximately $3.6 million (RMB25.0 million) with Bank of China and guaranteed by Jiangsu Ever-Glory. These loans are also collateralized by assets of Jiangsu Ever-Glory’s equity investee, Chuzhou Huarui, under a collateral agreement executed by Ever-Glory Apparel, Chuzhou Huarui and Bank of China. As of March 31, 2017, Ever-Glory Apparel had borrowed $2.2 million (RMB15.0 million) under this line of credit with an annual interest rate of 4.8% and due in July 2017. As of March 31, 2017, approximately $1.4 million was unused and available under this line of credit.

In December 2014, LA GO GO entered into a line of credit agreement for approximately $5.2 million (RMB36.0 million) with the China Citic Bank and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of March 31, 2017, LA GO GO had borrowed $1.3 million (RMB9.0 million) under this line of credit with an annual interest rate of 5.5% and due in December 2017. As of March 31, 2017, approximately $3.9 million was unused and available under this line of credit.

In January 2015, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $12.6 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of March 31, 2017, approximately $12.6 million was unused and available under this line of credit.

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

As of March 31, 2017, we had access to approximately $79.9 million in lines of credit, of which approximately $47.7 million was unused and available. These credit facilities do not include any covenants. We have agreed to provide Jiangsu Ever-Glory a counter-guarantee of not less than 70% of the maximum aggregate lines of credit and borrowings guaranteed by Jiangsu Ever-Glory and collateralized by the assets of Jiangsu Ever-Glory and its equity investee, Nanjing Knitting, under agreements executed between the Company, Jiangsu Ever-Glory, Nanjing Knitting, and the banks. The maximum aggregate lines of credit and available borrowings was approximately $52.8 million (RMB 364 million) and approximately $16.0 million (RMB 110 million) was provided to Jiangsu Ever-Glory as the counter guarantee as of March 31, 2017.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004, the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of March 31, 2017, the market foreign exchange rate had increased to 6.89 RMB to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future, and will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel, Taixin, He Meida, Huirui, Shanghai LA GO GO, Yalan, Shanghai Yiduo, Tianjin LA GO GO and Jiangsu LA GO GO (whose functional currency is RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain for the three months ended March 31, 2017 and 2016 was approximately $0.5 million and $0.8 million, respectively.

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

Interest Rates: Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. On March 31, 2017, we had $60.1 million in cash and cash equivalents. A hypothetical 5% increase or decrease in either the short term or long term interest rates would not have any material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates: We pay our suppliers and employees in Chinese RMB, however, most of our wholesale customers are located in the U.S., Japan and Europe and we generate sales from them in U.S. Dollars, Euros and British Pounds. Accordingly, our business has substantial exposure to changes in exchange rates between and among the Chinese RMB, the U.S. Dollar, the Euro and the British Pound. In the last decade, the RMB was initially pegged at 8.26 RMB to one U.S. Dollar. On July 21, 2005, it was revalued to 8.09 per U.S. Dollar. Following the removal of the peg to the U.S. Dollar and pressure from the United States, the People’s Bank of China also announced that the RMB would be pegged to a basket of foreign currencies, rather than being strictly tied to the U.S. Dollar, and would be allowed to float trade within a narrow 0.3% daily band against this basket of currencies. The PRC government has stated that the basket is dominated by the U.S. Dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British Pound, Thai Baht, Russian Ruble, Australian Dollar, Canadian Dollar and Singapore Dollar. There can be no assurance that the relationship between the RMB and these currencies will remain stable over time, especially in light of the significant political pressure on the Chinese government to permit the free flotation of the RMB, which could result in greater and more frequent fluctuations in the exchange rate between the RMB, the U.S. Dollar and the Euro. On March 31, 2017, the exchange rate between the RMB and U.S. Dollar was 6.89 RMB to one U.S. Dollar. For additional discussion regarding our foreign currency risk, see the section titled Risk Factors in the Annual Report on Form 10-K for our fiscal year ended December 31, 2016. Fluctuation in the value of Chinese RMB relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.

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

Evaluation of Disclosure Controls and Procedures. As of March 31, 2017, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of March 31, 2017. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9 of our annual report for fiscal year ended December 31, 2016. As of March 31, 2017, we had not completed the remediation of these material weaknesses.

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

Changes in Internal Control over Financial Reporting

Our management has worked, and will continue to work to improve our internal controls over financial reporting. During the three months ended March 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no material change in the information provided in Item 1A of Form 10-K Annual Report for the year ended December 31, 2016 filed with the SEC on March 30, 2017.

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

May 12, 2017	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jiansong Wang
Jiansong Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

