Form 10-Q
period 2017-06-30
Ever-Glory International Group, Inc.
filed 2017-08-14
CIK 943184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 11, 2017, 14,792,836 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the factors described in the Section entitled “Risk Factors” on Form 10-K and other documents we file from time to time with the Securities and Exchange Commission (’SEC’).

PART I.  FINANCIAL INFORMATION

ITEM 1.	Financial Statements

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

AS OF JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$37,853	$45,288
Accounts receivable	54,429	67,644
Inventories	58,413	49,630
Value added tax receivable	4,468	2,938
Other receivables and prepaid expenses	3,724	3,674
Advances on inventory purchases	5,922	3,139
Amounts due from related parties	918	486
Total Current Assets	165,727	172,799

INTANGIBLE ASSETS	5,824	5,769
PROPERTY AND EQUIPMENT, NET	22,756	22,694
TOTAL ASSETS	$194,307	$201,262

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank loans	$37,849	$29,232
Accounts payable	51,944	58,170
Accounts payable and other payables - related parties	4,152	4,337
Other payables and accrued liabilities	14,005	15,007
Value added and other taxes payable	1,044	5,118
Income tax payable	1,240	1,842
Total Current Liabilities	110,234	113,706

NONCURRENT LIABILITIES
Deferred tax liabilities	1,574	3,254
TOTAL LIABILITIES	111,808	116,960

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Stockholders’ equity:
Preferred stock ($.001 par value, authorized 5,000,000 shares, no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares, 14,792,836 and 14,787,940 shares issued and outstanding As of June 30, 2017 and December 31, 2016, respectively)	15	15
Additional paid-in capital	3,612	3,602
Retained earnings	87,085	83,423
Statutory reserve	17,107	17,107
Accumulated other comprehensive income	(1,774)	(3,297)
Amounts due from related party	(22,656)	(15,936)
Total equity attributable to stockholders of the Company	83,389	84,914
Noncontrolling interest	(890)	(612)
Total Equity	82,499	84,302
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$194,307	$201,262

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
NET SALES	$79,771	$80,676	$164,891	$172,369
COST OF SALES	49,121	53,961	105,732	117,311

GROSS PROFIT	30,650	26,715	59,159	55,058

OPERATING EXPENSES
Selling expenses	20,223	16,043	39,968	36,956
General and administrative expenses	7,479	7,316	14,734	14,265
Total Operating Expenses	27,702	23,359	54,702	51,221

INCOME FROM OPERATIONS	2,948	3,356	4,457	3,837

OTHER INCOME (EXPENSES)
Interest income	282	237	539	621
Interest expense	(318)	(334)	(645)	(931)
Other income	523	621	1,100	687
Total Other Income	487	524	994	377

INCOME BEFORE INCOME TAX EXPENSE	3,435	3,880	5,451	4,214
Income tax expense	(833)	(828)	(2,050)	(1,662)

NET INCOME	2,602	3,052	3,401	2,552

Net loss attributable to the non-controlling interest	86	93	261	233
NET INCOME ATTRIBUTABLE TO THE COMPANY	2,688	3,145	3,662	2,785

NET INCOME	$2,602	$3,052	$3,401	$2,552

Foreign currency translation (loss) gain	1,063	(3,178)	1,522	(2,396)
COMPREHENSIVE INCOME (LOSS)	3,665	(126)	4,923	156

Comprehensive loss attributable to the non-controlling interest	98	85	278	228
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$3,763	$(41)	$5,201	$384

EARNINGS PER SHARE ATTRIBUTABLE TO THE COMPANY’S STOCKHOLDERS
Basic and diluted	$0.18	$0.21	$0.25	$0.19
Weighted average number of shares outstanding Basic and diluted	14,792,836	14,787,302	14,791,240	14,786,589

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,401	$2,552
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,481	3,331
Loss from sale of property and equipment	5	-
Provision of bad debt allowance	688	-
Inventory write-down	4,105	7,111
Deferred income tax	(1,744)	(14)
Stock-based compensation	10	5
Changes in operating assets and liabilities
Accounts receivable	13,865	23,903
Inventories	(11,750)	3,901
Value added tax receivable	(1,446)	(2,583)
Other receivables and prepaid expenses	(673)	(1,166)
Advances on inventory purchases	(2,684)	2,434
Amounts due from related parties	(161)	1,092
Accounts payable	(7,542)	(20,847)
Accounts payable and other payables- related parties	(818)	(275)
Other payables and accrued liabilities	(1,353)	(4,852)
Value added and other taxes payable	(4,048)	(2,448)
Income tax payable	(753)	(2,297)
Net cash (used in) provided by operating activities	(7,417)	9,847

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,220)	(5,692)
Net cash (used in) investing activities	(2,220)	(5,692)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	25,664	48,295
Repayment of bank loans	(17,821)	(48,521)
Repayment of loans from related party	482	1,836
Advances to related party	(6,433)	-
Net cash provided by financing activities	1,892	1,610

EFFECT OF EXCHANGE RATE CHANGES ON CASH	310	(992)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,435)	4,773

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	45,288	22,702

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,853	$27,475

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest	$645	$931
Income taxes	$3,120	$4,442

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

Ever-Glory International Group, Inc. (the “Company”), together with its subsidiaries, is an apparel manufacturer, supplier and retailer in The People’s Republic of China (“China or “PRC”), with a wholesale segment and a retail segment. The Company’s wholesale business consists of recognized brands for department and specialty stores located in China, Europe, Japan and the United States. The Company’s retail business consists of flagship stores and store-in-stores for the Company’s own-brand products.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of June 30, 2017, the condensed consolidated statements of income and comprehensive income (loss), and cash flows for the three and six months ended June 30, 2017 and 2016. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements.

Wholesale revenues are generally higher in the third and fourth fiscal quarters, while retail revenues are generally higher in the first and fourth fiscal quarters. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

At June 30, 2017, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions that management considers to be of a high quality.

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

For subsidiaries whose functional currency is the RMB, all assets and liabilities were translated at the exchange rate at the balance sheet date; equity was translated at historical rates and items in the statement of income and comprehensive income (loss) were translated at the average rate for the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency is included in the results of operations as incurred. Items in the cash flow statement are translated at the average exchange rate for the period.

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

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which modifies the measurement of expected credit losses of certain financial instruments. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2019. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s consolidated financial statements.

NOTE 3 INVENTORIES

Inventories at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
	(In thousands of U.S. Dollars)
Raw materials	$2,509	$1,604
Work-in-progress	21,798	9,347
Finished goods	34,106	38,679
Total inventories	$58,413	$49,630

NOTE 4 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short term bank loans consisted of the following as of June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
Bank	(In thousands of U.S. Dollars)
Industrial and Commercial Bank of China	$20,650	$11,232
Nanjing Bank	4,425	9,360
China Everbright Bank	2,950	2,880
Bank of Communications	2,950	2,880
China Minsheng Banking	2,950	2,880
Bank of China	2,017	-
China Citic Bank	1,328	-
HSBC	579	-
	$37,849	$29,232

In January 2014, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $8.9 million (RMB60.0 million). These loans are collateralized by the Company’s property and equipment. As of June 30, 2017, Goldenway had borrowed $5.9 million (RMB 40.0 million) under this line of credit with an annual interest rate of 4.6% and due on various dates from December 2017 to January 2018. As of June 30, 2017, approximately $3.0 million was unused and available under this line of credit.

In September 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $17.7 million (RMB120.0 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of June 30, 2017, Ever-Glory Apparel had borrowed $14.8 million (RMB 100.0 million) under this line of credit with annual interest rate of 4.6% and due on various dates from September 2017 to April 2018. As of June 30, 2017, approximately $2.9 million was unused and available under this line of credit.

In June 2016, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.4 million (RMB50.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of June 30, 2017, approximately $7.4 million was unused and available under this line of credit.

In June 2016, Ever-Glory Apparel entered into a line of credit agreement for approximately $8.9 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of June 30, 2017, Ever-Glory Apparel had borrowed $3.0 million (RMB20.0 million) from Nanjing Bank with an annual interest rates ranging from 4.8% to 4.9% and due on various dates from July to August 2017. As of June 30, 2017, approximately $5.9 million was unused and available under this line of credit.

In March 2017, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.0 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of June 30, 2017, LA GO GO had borrowed $1.5 million (RMB10.0 million) from Nanjing Bank under this line of credit with annual interest rate of 5.0% and due in May 2018. As of June 30, 2017, approximately $1.5 million (RMB10.0 million) was unused and available under this line of credit.

In July 2016, Ever-Glory Apparel entered into a line of credit agreement for approximately $5.9 million (RMB40.0 million) with China Everbright Bank and guaranteed by Goldenway and Mr. Kang. These loans are also collateralized by Jiangsu Ever-Glory’s property. As of June 30, 2017, Ever-Glory Apparel had borrowed $3.0 million (RMB20.0 million) under this line of credit with an annual interest rates ranging from 2.8% to 3.0% and due in November 2017. As of June 30, 2017, approximately $2.9 million was unused and available under this line of credit.

In June 2014, LA GO GO entered into a line of credit agreement for approximately $4.9 million (RMB33.0 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of June 30, 2017, LA GO GO had borrowed $3.0 million (RMB20.0 million) from the Bank of Communications with annual interest rates ranging from 4.6% to 5.0% and due on various dates from August to November 2017. As of June 30, 2017, approximately $1.9 million was unused and available under this line of credit.

In December 2016, LA GO GO entered into a line of credit agreement for approximately $3.0 million (RMB20.0 million) with China Minsheng Bank and guaranteed by Ever-Glory Apparel and Mr. Kang. As of June 30, 2017, LA GO GO had borrowed $3.0 million (RMB20.0 million) from China Minsheng Bank with an annual interest rate of 4.6% and due in December 2017.

In October 2016, Ever-Glory Apparel entered into a line of credit agreement for approximately $3.7 million (RMB25.0 million) with Bank of China and guaranteed by Jiangsu Ever-Glory. These loans are also collateralized by assets of Jiangsu Ever-Glory’s equity investee, Chuzhou Huarui, under a collateral agreement executed by Ever-Glory Apparel, Chuzhou Huarui and Bank of China. As of June 30, 2017, Ever-Glory Apparel had borrowed $1.5 million (RMB10.0 million) under this line of credit with an annual interest rate of 4.8% and due in November 2017. Ever-Glory Apparel had also borrowed $0.5 million from Bank of China with an annual interest rate of 1.8% and due in August 2017, and collateralized by approximately $0.6 million of accounts receivable from our wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of June 30, 2017, approximately $1.7 million was unused and available under this line of credit.

In December 2014, LA GO GO entered into a line of credit agreement for approximately $5.3 million (RMB36.0 million) with the China Citic Bank and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of June 30, 2017, LA GO GO had borrowed $1.3 million (RMB9.0 million) under this line of credit with an annual interest rate of 5.5% and due in December 2017. As of June 30, 2017, approximately $4.0 million was unused and available under this line of credit.

In January 2015, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $12.6 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of June 30, 2017, Ever-Glory Apparel had borrowed $0.6 million from HSBC with an annual interest rate of 3.0% and due in August 2017, and collateralized by approximately $0.7 million of accounts receivable from our wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of June 30, 2017, approximately $12.0 million was unused and available under this line of credit.

All loans have been repaid before or at maturity date.

Total interest expense on bank loans amounted to $0.3 million, $0.6 million, $0.3 million, $0.9 million for the three and six months ended June 30, 2017 and 2016, respectively.

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

After the tax liability adjustment resulted from the reevaluation of the Company’s tax position (resulting in the company allocating substantially all of the earnings of the Samoan subsidiary to the PRC and reporting such earnings as taxable in the PRC), pre-tax income for the three and six months ended June 30, 2017 and 2016 was taxable in the following jurisdictions:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands of U.S. Dollars)
PRC	$3,438	$3,884	$5,456	$4,218
BVI	-	(1)	-	1
Others	(3)	(3)	(5)	(5)
	$3,435	$3,880	$5,451	$4,214

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three and six months ended June 30, 2017 and 2016:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
PRC statutory rate	25.0%	25.0%	25.0%	25.0%
Preferential tax treatment	-	-	-	-
Effect of foreign income tax rates	-	-	-	-
Net operating losses for which no deferred tax assets was recognized	-	-	12.6	14.4
Other	(0.7)	(3.7)	-	-
Effective income tax rate	24.3%	21.3%	37.6%	39.4%

Income tax expense for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Current	$1,359	$640	$3,730	$1,744
Deferred	(526)	188	(1,680)	(82)
Income tax expense	$833	$828	$2,050	$1,662

The Company has not recorded U.S. deferred income taxes on approximately $87.1 million of its non-U.S. subsidiaries’ undistributed earnings because such amounts are intended to be reinvested outside the United States indefinitely. If these earnings were repatriated to the United States, the Company would be required to accrue and pay U.S. federal income taxes and foreign withholding taxes, as adjusted for foreign tax credits. Determination of the amount of any unrecognized deferred income tax liability on these earnings is not practicable.

NOTE 7 EARNINGS PER SHARE

The following demonstrates the calculation for earnings per share for the three and six months ended June 30, 2017 and 2016:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted average number of common shares – Basic and diluted	14,792,836	14,787,302	14,791,240	14,786,589
Earnings per share – Basic and diluted	$0.18	$0.21	$0.25	$0.19

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

Other income from Related Parties

Jiangsu Wubijia Trading Company Limited (“Wubijia”) is an entity engaged in high-grade home goods sales and is controlled by Mr. Kang. Wubijia has sold their home goods on consignment in certain Company’s retail stores since the third quarter of 2014. During the three and six months ended June 30, 2017 and 2016, the Company received $5,918, $17,483, $4,720 and $11,255 from the customers and paid $4,602, $13,556, $5,675 and $10,285 to Wubijia through the consignment, respectively. The net profit (loss) of $1,316, $3,928, ($955) and $970 was recorded as other income (expenses) during the three and six months ended June 30, 2017 and 2016, respectively.

Nanjing Knitting Company Limited (“Nanjing Knitting”) is an entity engaged in knitted fabric products and knitting underwear sales and is controlled by Mr. Kang. Nanjing Knitting has sold their knitting underwear on consignment in some Company’s retail stores since the third quarter of 2015. During the three and six months ended June 30, 2017 and 2016, the Company received $984, $6,365, $70,456 and $100,839 from the customers and paid $1,575, $10,534, $60,490 and $85,446 to Nanjing Knitting through the consignment, respectively. The net (loss) profit of ($591), ($4,170), $9,966 and $15,393 was recorded as other income during the three and six months ended June 30, 2017 and 2016, respectively.

Included in other income for the three and six months ended June 30, 2017 and 2016 is rent income from EsC’Lav, the entity controlled by Mr. Kang under operating lease agreement with term though 2017. The rent income is $5,152, $14,588, $16,647 and $32,433 for the three and six months ended June 30, 2017 and 2016, respectively.

Other expenses due to Related Parties

Included in other expenses for the three and six months ended June 30, 2017 and 2016 are rent costs due to entities controlled by Mr. Kang under operating lease agreements as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$12	$12	$23	$24
Chuzhou Huarui	52	57	104	114
Kunshan Enjin	11	11	22	22
Total	$75	$80	$149	$160

The Company leases Jiangsu Ever-Glory’s factory as the factory is in a location where there is a good supply of experienced workers. The Company leases Chuzhou Huarui and Kunshan Enjin’s warehouse spaces because the locations are convenient for transportation and distribution.

Purchases from and Sub-contracts with Related Parties

The Company purchased raw materials from Nanjing Knitting totaling $0.44 million, $0.60 million, $0.14 million and $0.34 million during the three and six months ended June 30, 2017 and 2016, respectively.

In addition, Sub-contracts with related parties included in cost of sales for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands of U.S. Dollars)
Chuzhou huarui	$990	$1,370	$2,000	$3,694
Fengyang huarui	387	299	851	502
Nanjing Ever-Kyowa	77	522	820	995
Ever-Glory Vietnam	4,309	3,018	5,731	5,057
Ever-Glory Cambodia	188	757	224	2,095
EsCeLav	-	5	4	5
Jiangsu Ever-Glory	-	-	3	51
	$5,951	$5,971	$9,633	$12,399

Accounts Payable – Related Parties

The accounts payable to related parties at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$1,769	1,938
Fengyang Huarui	513	709
Nanjing Ever-Kyowa	703	785
Chuzhou Huarui	663	643
Ever-Glory Cambodia	45	262
Jiangsu Ever-Glory	411	-
Nanjing Knitting	48	-
Total	$4,152	$4,337

Amounts Due From Related Parties-current assets

The amounts due from related parties as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$824	$403
Nanjing Knitting	-	9
EsC’eLav	94	74
Total	$918	$486

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. During three and six months ended June 30, 2017 and 2016, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices.  The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at a cost of $0.02 million, $0.1 million, $1.1 million and $1.9 million during the three and six months period ended June 30, 2017 and 2016, respectively. Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at a cost of $0.05 million, $0.05 million, $0.2 million and $0.3 million during the three and six months ended June 30, 2017 and 2016, respectively.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of June 30, 2017 and December 31, 2016, Jiangsu Ever-Glory has provided guarantees for approximately $53.7 million (RMB 364.0 million) and $52.4 million (RMB 364.0 million) of lines of credit obtained by the Company, respectively. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $30.3 million (RMB 205.5 million) and $29.6 million (RMB 205.5 million) as of June 30, 2017 and December 31, 2016, respectively. Mr. Kang has also provided a personal guarantee for $30.8 million (RMB 209.0 million) and $30.1 million (RMB 209.0 million) as of June 30, 2017 and December 31, 2016, respectively.

At December 31, 2016, $14.1 million (RMB 98.2 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the six months ended June 30, 2017, an additional $6.5 million (RMB 44.0 million) was provided to and $0.5 million (RMB 3.3 million) was received from Jiangsu Ever-Glory under the counter-guarantee. As of June 30, 2017, the amount of the counter-guarantee was $20.5 million (RMB 139 million) (the difference represents currency exchange adjustment of $0.3 million), which was 38.2% of the aggregate amount of lines of credit. This amount plus accrued interest of $2.2 million have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. At June 30, 2017 and December 31, 2016, the amount classified as a reduction of equity was $22.7 million and $15.9 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. Since April 1, 2015, interest rate has changed to 0.41% as the bank benchmark interest rate decreased. Interest income for the three and six months ended June 30, 2017 and 2016 was approximately $0.2 million, $0.4 million, $0.2 million and $0.4 million, respectively.

NOTE 10 CONCENTRATIONS AND RISKS

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Based on management’s assessment of the amount of probable credit losses, if any, in existing accounts receivable. The allowance for doubtful accounts at June 30, 2017 and December 31, 2016 was $4.7 million and $4.1 million, respectively. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions in the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability.

For the six-month period ended June 30, 2017, the Company had one wholesale customer that represented approximately 11.3% of the Company’s revenues. For the three-month period ended June 30, 2017, the Company had two wholesale customers that represented approximately 11.0% and 10.6% of the Company’s revenues. For the six-month period ended June 30, 2016, the Company had no wholesale customer that represented more than 10% of the Company’s revenues. For the three-month period ended June 30, 2016, the Company had two wholesale customers that represented approximately 12.4% and 10% of the Company’s revenues.

For the Company’s wholesale business during the three and six months ended June 30, 2017 and 2016, no supplier represented more than 10% of the total raw materials purchased.

For the Company’s retail business, the Company had one supplier that represented 22.8% and 29.0% of raw materials purchases during the three and six months ended June 30, 2017. For the Company’s retail business, the Company had one supplier that represented 11.9% and 10.5% of raw materials purchases during the three and six months ended June 30, 2016.

For the wholesale business, the Company relied on one manufacturers for 36.9% and 23.9% of purchased finished goods during the three and six months ended June 30, 2017. For the wholesale business, during the three months ended June 30, 2016, the Company relied on two manufacturers for 36.1% and 16.4% of purchased finished goods. The Company relied on two manufacturers for 17.5% and 23.9% of purchased finished goods during the six months ended June 30, 2016.

For the retail business, the Company had no supplier that represented more than 10% of finished goods purchases during the three and six months ended June 30, 2017 and 2016.

The Company’s revenues for the three and six months ended June 30, 2017 and 2016 were earned in the following geographic areas:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands of U.S. Dollars)
The People’s Republic of China	$3,525	$5,700	$10,114	$13,994
Hong Kong China	7,795	5,565	13,218	12,070
Germany	1,876	790	4,769	2,243
United Kingdom	2,287	3,831	5,575	6,419
Europe-Other	8,640	12,821	14,389	18,275
Japan	1,186	1,807	2,631	6,619
United States	7,696	7,294	10,614	10,738
Total wholesale business	33,005	37,808	61,310	70,358
Retail business	46,766	42,868	103,581	102,011
Total	$79,771	$80,676	$164,891	$172,369

NOTE 11 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)  Wholesale segment

(b)  Retail segment

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
Six months ended June 30, 2017
Segment profit or loss:
Net revenue from external customers	$61,310	103,581	164,891
Income from operations	$2,663	1,794	4,457
Interest income	$498	41	539
Interest expense	$470	175	645
Depreciation and amortization	$552	2,929	3,481
Income tax expense	$756	1,294	2,050

Six months ended June 30, 2016
Segment profit or loss:
Net revenue from external customers	$70,358	102,011	172,369
Income from operations	$3,449	388	3,837
Interest income	$589	32	621
Interest expense	$702	229	931
Depreciation and amortization	$504	2,827	3,331
Income tax expense	$842	820	1,662

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
Three months ended June 30, 2017
Segment profit or loss:
Net revenue from external customers	$33,006	46,765	79,771
Income from operations	$912	2,036	2,948
Interest income	$263	19	282
Interest expense	$226	92	318
Depreciation and amortization	$285	955	1,240
Income tax expense	$292	541	833

Three months ended June 30, 2016
Segment profit or loss:
Net revenue from external customers	$37,808	42,868	80,676
Income from operations	$1,644	1,712	3,356
Interest income	$218	19	237
Interest expense	$213	121	334
Depreciation and amortization	$250	1,323	1,573
Income tax expense	$417	411	828

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2017 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Retail Business

The business objectives for our retail segment are to establish leading brands of women’s apparel and to build a nationwide retail network in China. As of June 30, 2017, we had 1,362 stores (including store-in-stores), which included 140 stores that were opened and 176 stores that were closed in the first half of 2017.

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

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which modifies the measurement of expected credit losses of certain financial instruments. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2019. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

Results of Operations for the three months ended June 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016. The table and the discussion below should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended June 30,
	2017		2016
	(In thousands of U.S. dollars, except for percentages)
Sales	$79,771	100.0%	$80,676	100.0%
Gross Profit	$30,650	38.4%	$26,715	33.1%
Operating Expense	$27,702	34.7%	$23,359	29.0%
Income From Operations	$2,948	3.7%	$3,356	4.2%
Other Income (Expenses)	$487	0.6%	$524	0.6%
Income tax expense	$833	1.0%	$828	1.0%
Net Income	$2,602	3.3%	$3,052	3.8%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended June 30, 2017 and 2016.

	2017	% of total sales	2016	% of total sales	Growth (Decrease) in 2017 compared with 2016
Wholesale business	(In thousands of U.S. dollars)		(In thousands of U.S. dollars)
Mainland China	$3,525	4.4%	$5,700	7.1%	(38.2)%
Hong Kong China	7,795	9.8	5,565	6.9	40.1
Germany	1,876	2.4	790	1.0	137.4
United Kingdom	2,287	2.9	3,831	4.7	(40.3)
Europe-Other	8,640	10.8	12,821	15.9	(32.6)
Japan	1,186	1.5	1,807	2.2	(34.4)
United States	7,696	9.6	7,294	9.1	5.5
Total Wholesale business	33,005	41.4	37,808	46.9	(12.7)
Retail business	46,766	58.6	42,868	53.1	9.1
Total sales	$79,771	100.0%	$80,676	100.0%	(1.1)%

Sales for the three months ended June 30, 2017 were $79.8 million, a 1.1% decrease compared with the three months ended June 30, 2016. This decrease was primarily attributable to a 12.7% decrease in sales in our wholesale business partially offset by a 9.1% increase in our retail business.

Sales generated from our wholesale business contributed 41.4% or $33.0 million of our total sales for the three months ended June 30, 2017, a 12.7% decrease compared with $37.8 million in the three months ended June 30, 2016. This decrease was primarily attributable to a decrease in sales in Mainland China, United Kingdom, Europe-Other and Japan partially offset by an increase in sales in Hong Kong, Germany and United States.

Sales generated from our retail business contributed 58.6% or $46.8 million of our total sales for the three months ended June 30, 2017, a 9.1% increase compared with 53.1% or $42.9 million in the three months ended June 30, 2017. This increase was primarily due to an increase in same store sales.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended June 30, 2017 and 2016.

					Growth
					(Decrease) in 2017
	Three months ended June 30,				Compared
	2017		2016		with 2016
	(In thousands of U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$33,005	100.0%	$37,808	100.0%	(12.7)%
Raw Materials	14,465	43.8	16,852	44.6	(14.2)
Labor	806	2.4	1,383	3.7	(41.7)
Outsourced Production Costs	11,802	35.8	13,363	35.3	(11.7)
Other and Overhead	35	0.1	119	0.3	(70.6)
Total Cost of Sales for Wholesale	27,108	82.1	31,717	83.9	(14.5)
Gross Profit for Wholesale	5,897	17.9	6,091	16.1	(3.2)
Net Sales for Retail	46,766	100.0	42,868	100.0	9.1
Production Costs	12,458	26.6	12,669	29.6	(1.7)
Rent	9,555	20.4	9,575	22.3	(0.2)
Total Cost of Sales for Retail	22,013	47.1	22,244	51.9	(1.0)
Gross Profit for Retail	24,753	52.9	20,624	48.1	20.0
Total Cost of Sales	49,121	61.6	53,961	66.9	(9.0)
Gross Profit	$30,650	38.4%	$26,715	33.1%	14.7%

Raw material costs for our wholesale business were 43.8% of our total wholesale business sales in the three months ended June 30, 2017, compared with 44.6% in the three months ended June 30, 2016. The decrease was mainly due to lower raw material prices.

Labor costs for our wholesale business were 2.4% of our total wholesale business sales in the three months ended June 30, 2017, compared with 3.7% in the three months ended June 30, 2016. The marginal decrease was mainly due to a higher number of outsourced orders in 2017.

Outsourced production costs for our wholesale business for the three months ended June 30, 2017 decreased 11.7% to $11.8 million from $13.4 million for the three months ended June 30, 2016. Outsourced production costs accounted for 35.8% of our total wholesale business sales in the three months ended June 30, 2017, a 0.5% increase from the three months ended June 30, 2016. This increase was primarily attributable to higher average employee salaries at our outsourced manufacturing factories.

Overhead and other expenses for our wholesale business accounted for 0.1% of our total wholesale business sales for the three months ended June 30, 2017, compared with 0.3% of total wholesale business sales for the three months ended June 30, 2016.

Wholesale business gross profit for the three months ended June 30, 2017 was $5.9 million compared with $6.1 million for the three months ended June 30, 2016. Gross profit accounted for 17.9% of our total wholesale sales for the three months ended June 30, 2017, compared with 16.1% for the three months ended June 30, 2016. The increase was mainly due to a decrease in raw material costs.

Production costs for our retail business were $12.5 million for the three months ended June 30, 2017 compared with $12.7 million during the three months ended June 30, 2016. Retail production costs accounted for 26.6% of our total retail sales in the three months ended June 30, 2017, compared with 29.6% for the three months ended June 30, 2016. The decrease was due to higher discounts on our out-of-season products in 2016.

Rent costs for our retail business for the three months ended June 30, 2017 were $9.6 million compared with $9.6 million for the three months ended June 30, 2016. Rent costs for our retail business accounted for 20.4% of our total retail sales for the three months ended June 30, 2017, compared with 22.3% for the three months ended June 30, 2016. The decrease was primarily attributable to lower variable rent charged at certain locations.

Gross profit in our retail business for the three months ended June 30, 2017 was $24.8 million and gross margin was 52.9%. Gross profit in our retail business for the three months ended June 30, 2016 was $20.6 million and gross margin was 48.1%.

Total cost of sales for the three months ended June 30, 2017 was $49.1 million, a 9.0% decrease from $54.0 million for the three months ended June 30, 2016. Total cost of sales as a percentage of total sales for the three months ended June 30, 2017 was 61.6%, compared with 66.9% for the three months ended June 30, 2016. Gross margin for the three months ended June 30, 2017 was 38.4% compared with 33.1% for the three months ended June 30, 2016.

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

Costs of our distribution network that are excluded from cost of sales consist of local transportation and unloading charges and product inspection charges. Accordingly, our gross profit amounts may not be comparable to those of other companies who include these amounts in cost of sales.

	Three Months Ended June 30,				Increase (Decrease) in 2017 Compared
	2017		2016		to 2016
	(In thousands of U.S. dollars, except for percentages)
Gross Profit	$30,650	38.4%	$26,715	33.1%	14.7%
Operating Expenses:
Selling Expenses	20,223	25.3	16,043	19.9	26.1
General and Administrative Expenses	7,479	9.4	7,316	9.1	2.2
Total	27,702	34.7	23,359	29.0	18.6
Income from Operations	$2,948	3.7%	$3,356	4.2%	(12.1)%

Selling expenses for the three months ended June 30, 2017 increased 26.1% to $20.2 million from $16.0 million for the three months ended June 30, 2016. The increase was attributable to the increased average salaries of retail employees, as well as increased store decoration and marketing expenses associated with the promotion of the retail brand.

General and administrative expenses for the three months ended June 30, 2017 increased 2.2% to $7.5 million from $7.3 million for the three months ended June 30, 2016.

Income from Operations

Income from operations for the three months ended June 30, 2017 decreased 12.1% to $2.9 million from $3.4 million for the three months ended June 30, 2016. Income from operations for the three months ended June 30, 2017 accounted for 3.7% of our total sales, a 0.5% decrease compared with the three months ended June 30, 2016 as a result of decreased gross profit.

Interest Expense

Interest expense for the three months ended June 30, 2017 was $0.3 million, a 4.8% decrease compared with the same period in 2016. The decrease was due to the decreased interest rate.

Income Tax Expenses

Income tax expense for the three months ended June 30, 2017 was $0.8 million, an increase of 0.6% compared to the same period of 2016.

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

Ever-Glory International Group Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes through June 30, 2017. The net operating loss carry forwards for the United States income taxes may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2035. Management believes that the realization of the benefits from these losses is uncertain due to our limited operating history and continuing losses for the United States income tax purposes. Accordingly, we provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero.

Net Income

Net income for the three months ended June 30, 2017 was $2.6 million, a 14.7% decrease compared with the same period in 2016. Our basic and diluted earnings per share were $0.18 and $0.21 for the three months ended June 30, 2017 and 2016, respectively.

Results of Operations for the six months ended June 30, 2017 and 2016

The following table summarizes our results of operations for the six months ended June 30, 2017 and 2016. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Six Months Ended June 30,
	2017		2016
	(In thousands of U.S. Dollars, except for percentages)
Sales	$164,891	100.0%	$172,369	100.0%
Gross Profit	59,159	35.9	55,058	31.9
Operating Expense	54,702	33.2	51,221	29.7
Income From Operations	4,457	2.7	3,837	2.2
Other Income	994	0.6	377	0.2
Income tax expense	2,050	1.2	1,662	1.0
Net Income	$3,401	2.1%	$2,552	1.5%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the six months ended June 30, 2017 and 2016.

	2017	% of total sales	2016	% of total sales	Growth (Decrease) in 2017 compared with 2016
Wholesale business	(In thousands of U.S. dollars)		(In thousands of U.S. dollars)
Mainland China	$10,114	6.1%	$13,994	8.1%	(27.7)%
Hong Kong China	13,218	8.0	12,070	7.0	9.5
Germany	4,769	2.9	2,243	1.3	112.6
United Kingdom	5,575	3.4	6,419	3.7	(13.2)
Europe-Other	14,389	8.7	18,275	10.6	(21.3)
Japan	2,631	1.6	6,619	3.8	(60.3)
United States	10,614	6.4	10,738	6.2	(1.1)
Total Wholesale business	61,310	37.2	70,358	40.8	(12.9)
Retail business	103,581	62.8	102,011	59.2	1.5
Total sales	$164,891	100.0%	$172,369	100.0%	(4.3)%

Sales for the six months ended June 30, 2017 were $164.9 million, a decrease of 4.3% from the six months ended June 30, 2016. This decrease was primarily attributable to a 12.9% decrease in sales in our wholesale business partially offset for an 1.5% sales increase in our retail business.

Sales generated from our wholesale business contributed 37.2% or $61.3 million of our total sales for the six months ended June 30, 2017, a decrease of 12.9% compared with $70.4 million in the six months ended June 30, 2016. This decrease was primarily attributable to decreased sales in Mainland China, United Kingdom, Europe-Other, Japan and the United States partially offset by increased sales in Hong Kong China and Germany.

Sales generated from our retail business contributed 62.8% or $103.6 million of our total sales for the six months ended June 30, 2017, an increase of 1.5% compared with $102.0 million in the six months ended June 30, 2016. This increase was primarily due to an increase in same store sales.

Total retail store square footage and sales per square foot for the six months ended June 30, 2017 and 2016 are as follows:

	2017	2016
Total store square footage	1,357,746	1,262,879
Number of stores	1,362	1,275
Average store size, square feet	997	990
Total store sales (in thousands of U.S. dollars)	$103,581	$102,011
Sales per square foot	$76	$81

Same store sales and newly opened store sales for the six months ended June 30, 2017 and 2016 are as follows:

	2017	2016
	(In thousands of U.S. dollars)
Sales from stores opened for a full year	$83,614	$78,133
Sales from newly opened store sales	$13,479	$12,276
Sales from e-commerce platform	$4,094	$6,749
Other*	$2,394	$4,853
Total	$103,581	$102,011

*Primarily sales from stores that were closed in the current reporting period.

We remodeled or relocated 200 stores in 2016, and 86 stores during the three months ended June 30, 2017. We plan to relocate or remodel 150-200 stores in 2017. Remodels and relocations typically drive incremental same-store sales growth. A relocation typically results in an improved, more visible and accessible location, and usually includes increased square footage. We believe we will continue to have opportunities for additional remodels and relocations beyond 2016.  Same-store sales are calculated based upon stores that were open at least 12 full fiscal months in each reporting period and remain open at the end of each reporting period.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the six months ended June 30, 2017 and 2016.

					Growth
					(Decrease) in 2017
	Six months ended June 30,				Compared
	2017		2016		with 2016
	(In thousands of U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$61,310	100.0%	$70,358	100.0%	(12.9)%
Raw Materials	25,674	41.9	30,484	43.3	(15.8)
Labor	1,768	2.9	2,622	3.7	(32.6)
Outsourced Production Costs	21,542	35.1	24,677	35.1	(12.7)
Other and Overhead	126	0.2	246	0.3	(48.8)
Total Cost of Sales for Wholesale	49,110	80.1	58,029	82.5	(15.4)
Gross Profit for Wholesale	12,200	19.9	12,329	17.5	(1.0)
Net Sales for Retail	103,581	100.0	102,011	100.0	1.5
Production Costs	31,687	30.6	34,026	33.4	(6.9)
Rent	24,935	24.1	25,256	24.8	(1.3)
Total Cost of Sales for Retail	56,622	54.7	59,282	58.1	(4.5)
Gross Profit for Retail	46,959	45.3	42,729	41.9	9.9
Total Cost of Sales	105,732	64.1	117,311	68.1	(9.9)
Gross Profit	$59,159	35.9%	$55,058	31.9%	7.4%

Raw material costs for our wholesale business were 41.9% of our total wholesale business sales in the six months ended June 30, 2017, compared with 43.3% in the six months ended June 30, 2016. The decrease was mainly due to lower raw materials prices.

Labor costs for our wholesale business were 2.9% of our total wholesale business sales in the six months ended June 30, 2017, compared with 3.7% in the six months ended June 30, 2016. The marginal decrease was mainly due to a higher number of outsourced orders in 2017.

Outsourced manufacturing costs for our wholesale business were 35.1% of our total sales in the six months ended June 30, 2017, compared with 35.1% in the six months ended June 30, 2016.

Overhead and other expenses for our wholesale business accounted for 0.2% and 0.3% of our total sales for the six months ended June 30, 2017 and 2016, respectively.

Gross profit for our wholesale business for the six months ended June 30, 2017 was $12.2 million, a 1.0% decrease compared with the six months ended June 30, 2016. As a percentage of total wholesale business sales, gross profit was 19.9% of our total wholesale business sales for the six months ended June 30, 2017, compared with 17.5% for the six months ended June 30, 2016. The increase was mainly due to decreased raw materials costs.

Production costs for our retail business for the six months ended June 30, 2017 were $31.7 million compared with $34.0 million for the six months ended June 30, 2016. As a percentage of our total retail sales, production costs were 30.6% of our total retail sales for the six months ended June 30, 2017, compared with 33.4% for the six months ended June 30, 2016. The decrease was due to higher discounts on our out-of-season products in 2016.

Rent costs for our retail business for the six months ended June 30, 2017 were $24.9 million compared with $25.3 million for the six months ended June 30, 2016. As a percentage of total retail sales, rent costs were 24.1% of our total retail sales for the six months ended June 30, 2017 compared with 24.8% for the six months ended June 30, 2016. The decrease was primarily attributable to lower rent at certain locations.

Gross profit for our retail business for the six months ended June 30, 2017 was $47.0 million compared with $42.7 million for the six months ended June 30, 2016. Gross margin for our retail business for the six months ended June 30, 2017 was 45.3% compared with 41.9% for the six months ended June 30, 2016

Total cost of sales for the six months ended June 30, 2017 was $105.7 million, a 9.9% decrease compared with the six months ended June 30, 2016. As a percentage of total sales, total costs were 64.1% of total sales for the six months ended June 30, 2017, compared with 68.1% for the six months ended June 30, 2016. Total gross margin for the six months ended June 30, 2017 was 35.9% compared with 31.9% for the six months ended June 30, 2016.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. For our wholesale business, purchases from our five largest suppliers represented approximately 18.4% and 16.7% of raw material purchases for the six months ended June 30, 2017 and 2016, respectively. No one supplier provided more than 10.0% of our raw material purchases for the six months ended June 30, 2017 and 2016. For our retail business, purchases from our five largest suppliers represented approximately 40.2% and 33.7% of raw material purchases for the six months ended June 30, 2017 and 2016, respectively. One supplier provided approximately 22.8% and 10.5% of our total purchases for the six months ended June 30, 2017 and 2016, respectively. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

We also purchase finished goods from contract manufacturers. For our wholesale business, purchases from our five largest contract manufacturers represented approximately 45.6% and 64.1% of finished goods purchases for the six months ended June 30, 2017 and 2016, respectively. One contract manufacturer provided approximately 23.9% of our finished goods purchases for the six months ended June 30, 2017. Two contract manufacturers provided approximately 23.9% and 17.5% of our finished goods purchases for the six months ended June 30, 2016, respectively. For our retail business, our five largest contract manufacturers represented approximately 10.7% and 16.2% of finished goods purchases for the six months ended June 30, 2017 and 2016, respectively. No manufacturer provided more than 10% of our finished goods purchases for the six months ended June 30, 2017 and 2016. We have not experienced difficulty in obtaining finished products from our contract manufacturers and we believe we maintain good relationships with our contract manufacturers.

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

Costs of our distribution network that are excluded from cost of sales consist of local transportation and unloading charges, and product inspection charges. Accordingly, our gross profit amounts may not be comparable to those of other companies who include these amounts in costs of sales.

	Six months ended June 30,				Increase (Decrease) in 2017 Compared
	2017		2016		to 2016
	(In thousands of U.S. dollars, except for percentages)
Gross Profit	$59,159	35.9%	$55,058	31.9%	7.4%
Operating Expenses:
Selling Expenses	39,968	24.2	36,956	21.4	8.2
General and Administrative Expenses	14,734	8.9	14,265	8.3	3.3
Total	54,702	33.2	51,221	29.7	6.8
Income from Operations	$4,457	2.7%	$3,837	2.2%	16.2%

Selling expenses for the six months ended June 30, 2017 were $40.0 million, an 8.2% increase compared with the six months ended June 30, 2016. The increase was attributable to the increased average salaries of retail employees, as well as increased store decoration and marketing expenses associated with the promotion of the retail brand.

General and administrative expenses for the six months ended June 30, 2017 were $14.7 million a 3.3% increase compared with the six months ended June 30, 2016. As a percentage of total sales, general and administrative expenses accounted for 8.9% of total sales for the six months ended June 30, 2017, compared with 8.3% of total sales for the six months ended June 30, 2016. The increase was mainly attributable to the increased average salaries.

Income from Operations

Income from operations for the six months ended June 30, 2017 was $4.5 million, a 16.2% increase from $3.8 million for the six months ended June 30, 2016. This increase was due to increased gross profit.

Interest Expense

Interest expense was $0.6 million and $0.9 million for the six months ended June 30, 2017 and 2016, respectively. The decrease was due to the decreased bank loans and interest rate.

Income Tax Expenses

Income tax expense for the six months ended June 30, 2017 was $2.1 million, a 23.3% increase compared to the same period of 2016. The increase was primarily due to higher business profits.

Net Income

Net income for the six months ended June 30, 2017 was $3.4 million, an increase of 33.3% compared with the same period in 2016. Our diluted earnings per share were $0.25 and $0.19 for the six months ended June 30, 2017 and 2016, respectively.

Summary of Cash Flows

Summary cash flows information for the six months ended June 30, 2017 and 2016 is as follows:

	2017	2016
	(In thousands of U.S. dollars)
Net cash provided by operating activities	$(7,417)	$9,847
Net cash used in investing activities	$(2,220)	$(5,692)
Net cash provided by (used in) financing activities	$1,892	$1,610

Net cash used in operating activities was $7.4 million for the six months ended June 30, 2017, compared with $9.8 million net cash provided by during the six months ended June 30, 2016. The decrease was primarily due to decrease in inventory and accounts receivable.

Net cash used in investing activities was $2.2 million for the six months ended June 30, 2017, compared with $5.7 million during the six months ended June 30, 2016. This decrease was mainly due to the decreased in purchase of property and equipment and remodeling expenditure in 2017.

Net cash provided by financing activities was $1.9 million for the six months ended June 30, 2017, compared with $1.6 million net cash used during the six months ended June 30, 2016. During the six months ended June 30, 2017, we repaid $17.8 million of bank loans and received bank loan proceeds of $25.7 million. Also, under the counter-guarantee agreement, we received $0.5 million from and $6.4 million paid to the related party during the six months ended June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2017, we had cash and cash equivalents of $37.9 million, other current assets of $127.9 million and current liabilities of $110.2 million. We presently finance our operations primarily from cash flows from operations and bank loans and we anticipate that these will continue to be our primary sources of funds to finance our short-term cash needs.

Bank Loans

In January 2014, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $8.9 million (RMB60.0 million). These loans are collateralized by the Company’s property and equipment. As of June 30, 2017, Goldenway had borrowed $5.9 million (RMB 40.0 million) under this line of credit with an annual interest rate of 4.6% and due on various dates from December 2017 to January 2018. As of June 30, 2017, approximately $3.0 million was unused and available under this line of credit.

In September 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $17.7 million (RMB120.0 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of June 30, 2017, Ever-Glory Apparel had borrowed $14.8 million (RMB 100.0 million) under this line of credit with annual interest rate of 4.6% and due on various dates from September 2017 to April 2018. As of June 30, 2017, approximately $2.9 million was unused and available under this line of credit.

In June 2016, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.4 million (RMB50.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of June 30, 2017, approximately $7.4 million was unused and available under this line of credit.

In June 2016, Ever-Glory Apparel entered into a line of credit agreement for approximately $8.9 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of June 30, 2017, Ever-Glory Apparel had borrowed $3.0 million (RMB20.0 million) from Nanjing Bank with an annual interest rates ranging from 4.8% to 4.9% and due on various dates from July to August 2017. As of June 30, 2017, approximately $5.9 million was unused and available under this line of credit.

In March 2017, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.0 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of June 30, 2017, LA GO GO had borrowed $1.5 million (RMB10.0 million) from Nanjing Bank under this line of credit with annual interest rate of 5.0% and due in May 2018. As of June 30, 2017, approximately $1.5 million (RMB10.0 million) was unused and available under this line of credit.

In July 2016, Ever-Glory Apparel entered into a line of credit agreement for approximately $5.9 million (RMB40.0 million) with China Everbright Bank and guaranteed by Goldenway and Mr. Kang. These loans are also collateralized by Jiangsu Ever-Glory’s property. As of June 30, 2017, Ever-Glory Apparel had borrowed $3.0 million (RMB20.0 million) under this line of credit with an annual interest rates ranging from 2.8% to 3.0% and due in November 2017. As of June 30, 2017, approximately $2.9 million was unused and available under this line of credit.

In June 2014, LA GO GO entered into a line of credit agreement for approximately $4.9 million (RMB33.0 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of June 30, 2017, LA GO GO had borrowed $3.0 million (RMB20.0 million) from the Bank of Communications with annual interest rates ranging from 4.6% to 5.0% and due on various dates from August to November 2017. As of June 30, 2017, approximately $1.9 million was unused and available under this line of credit.

In December 2016, LA GO GO entered into a line of credit agreement for approximately $3.0 million (RMB20.0 million) with China Minsheng Bank and guaranteed by Ever-Glory Apparel and Mr. Kang. As of June 30, 2017, LA GO GO had borrowed $3.0 million (RMB20.0 million) from China Minsheng Bank with an annual interest rate of 4.6% and due in December 2017.

In October 2016, Ever-Glory Apparel entered into a line of credit agreement for approximately $3.7 million (RMB25.0 million) with Bank of China and guaranteed by Jiangsu Ever-Glory. These loans are also collateralized by assets of Jiangsu Ever-Glory’s equity investee, Chuzhou Huarui, under a collateral agreement executed by Ever-Glory Apparel, Chuzhou Huarui and Bank of China. As of June 30, 2017, Ever-Glory Apparel had borrowed $1.5 million (RMB10.0 million) under this line of credit with an annual interest rate of 4.8% and due in November 2017. Ever-Glory Apparel had also borrowed $0.5 million from Bank of China with an annual interest rate of 1.8% and due in August 2017, and collateralized by approximately $0.6 million of accounts receivable from our wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of June 30, 2017, approximately $1.7 million was unused and available under this line of credit.

In December 2014, LA GO GO entered into a line of credit agreement for approximately $5.3 million (RMB36.0 million) with the China Citic Bank and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of June 30, 2017, LA GO GO had borrowed $1.3 million (RMB9.0 million) under this line of credit with an annual interest rate of 5.5% and due in December 2017. As of June 30, 2017, approximately $4.0 million was unused and available under this line of credit.

In January 2015, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $12.6 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of June 30, 2017, Ever-Glory Apparel had borrowed $0.6 million from HSBC with an annual interest rate of 3.0% and due in August 2017, and collateralized by approximately $0.7 million of accounts receivable from our wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of June 30, 2017, approximately $12.0 million was unused and available under this line of credit.

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

As of June 30, 2017, we had access to approximately $81.3 million in lines of credit, of which approximately $43.2 million was unused and available. These credit facilities do not include any covenants. We have agreed to provide Jiangsu Ever-Glory a counter-guarantee of not more than 70% of the maximum aggregate lines of credit and borrowings guaranteed by Jiangsu Ever-Glory and collateralized by the assets of Jiangsu Ever-Glory under agreements executed between the Company, Jiangsu Ever-Glory and the banks. The maximum aggregate lines of credit and available borrowings was approximately $53.7 million (RMB364 million) and approximately $20.5 (RMB139 million) was provided to Jiangsu Ever-Glory as the counter guarantee as of June 30, 2017.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004, the exchange rate of RMB to the dollar remained constant at RMB 8.26 to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from RMB 8.26 to 8.09 to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of June 30, 2017, the market foreign exchange rate had increased to RMB 6.78 to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future, and will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel, Taixin, He Meida, Huirui, Shanghai LA GO GO, Yalan, Shanghai Yiduo, Tianjin LA GO GO and Jiangsu LA GO GO (whose functional currency is RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain (loss) for the three and six months ended June 30, 2017 and 2016 was $1.06 million, $1.52 million, ($3.17) million and ($2.39) million, respectively.

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

Interest Rates: Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. On June 30, 2017, we had $37.9 million in cash and cash equivalents. A hypothetical 5% increase or decrease in either the short term or long-term interest rates would not have any material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates: We pay our suppliers and employees in Chinese RMB, however, most of our wholesale customers are located in the U.S., Japan and Europe and we generate sales from them in U.S. Dollars, Euros and British Pounds. Accordingly, our business has substantial exposure to changes in exchange rates between and among the Chinese RMB, the U.S. Dollar, the Euro and the British Pound. In the last decade, the RMB was initially pegged at RMB 8.26 to one U.S. Dollar. On July 21, 2005, it was revalued to 8.09 per U.S. Dollar. Following the removal of the peg to the U.S. Dollar and pressure from the United States, the People’s Bank of China also announced that the RMB would be pegged to a basket of foreign currencies, rather than being strictly tied to the U.S. Dollar, and would be allowed to float trade within a narrow 0.3% daily band against this basket of currencies. The PRC government has stated that the basket is dominated by the U.S. Dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British Pound, Thai Baht, Russian Ruble, Australian Dollar, Canadian Dollar and Singapore Dollar. There can be no assurance that the relationship between the RMB and these currencies will remain stable over time, especially in light of the significant political pressure on the Chinese government to permit the free flotation of the RMB, which could result in greater and more frequent fluctuations in the exchange rate between the RMB, the U.S. Dollar and the Euro. On June 30, 2017, the exchange rate between the RMB and U.S. Dollar was RMB 6.78 to one U.S. Dollar. For additional discussion regarding our foreign currency risk, see the section titled Risk Factors in the Annual Report on Form 10-K for our fiscal year ended December 31, 2016. Fluctuation in the value of Chinese RMB relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.

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

Evaluation of Disclosure Controls and Procedures. As of June 30, 2017, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of June 30, 2017. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9 of our annual report for fiscal year ended December 31, 2016. As of June 30, 2017, we had not completed the remediation of these material weaknesses.

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

Changes in Internal Control over Financial Reporting

Our management has worked, and will continue to work to improve our internal controls over financial reporting. During the six months ended June 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

August 14, 2017	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jiansong Wang
Jiansong Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

