Form 10-Q
period 2017-09-30
Ever-Glory International Group, Inc.
filed 2017-11-13
CIK 943184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 11, 2016, 14,795,992 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

EVER-GLORY INTERNATIONAL GROUP, INC.

FORM 10-Q

INDEX

		Page Number

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	1

	Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2017 and 2016 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016 (unaudited)	3

	Notes to the Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosure	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

SIGNATURES		30

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

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

AS OF SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

	2017	2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$40,799	$45,288
Accounts receivable, net	82,550	67,644
Inventories	50,116	49,630
Value added tax receivable	3,844	2,938
Other receivables and prepaid expenses	6,672	3,674
Advances on inventory purchases	4,927	3,139
Amounts due from related parties	934	486
Total Current Assets	189,842	172,799

INTANGIBLE ASSETS	5,881	5,769
PROPERTY AND EQUIPMENT, NET	23,815	22,694
TOTAL ASSETS	$219,538	$201,262

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank loans	$44,937	$29,232
Accounts payable	56,447	58,170
Accounts payable and other payables - related parties	4,660	4,337
Other payables and accrued liabilities	13,690	15,007
Value added and other taxes payable	2,728	5,118
Income tax payable	1,651	1,842
Total Current Liabilities	124,113	113,706

NONCURRENT LIABILITIES
Deferred tax liabilities	1,345	3,254
TOTAL LIABILITIES	125,458	116,960

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Stockholders’ equity:
Preferred stock ($.001 par value, authorized 5,000,000 shares, no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares, 14,792,836 and 14,787,940 shares issued and outstanding As of September 30, 2017 and December 31, 2016, respectively)	15	15
Additional paid-in capital	3,612	3,602
Retained earnings	90,318	83,423
Statutory reserve	17,107	17,107
Accumulated other comprehensive income	50	(3,297)
Amounts due from related party	(15,999)	(15,936)
Total equity attributable to stockholders of the Company	95,103	84,914
Noncontrolling interest	(1,023)	(612)
Total Equity	94,080	84,302
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$219,538	$201,262

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
NET SALES	$120,257	$109,926	$285,148	$282,295
COST OF SALES	87,007	80,312	192,740	197,623

GROSS PROFIT	33,250	29,614	92,408	84,672

OPERATING EXPENSES
Selling expenses	20,238	18,522	60,206	55,477
General and administrative expenses	10,167	9,862	24,900	24,128
Total Operating Expenses	30,405	28,384	85,106	79,605

INCOME FROM OPERATIONS	2,845	1,230	7,302	5,067

OTHER INCOME (EXPENSES)
Interest income	370	233	909	854
Interest expense	(562)	(580)	(1,207)	(1,511)
Other income	1,987	253	3,088	939
Total Other Income (Expenses)	1,795	(94)	2,790	282

INCOME BEFORE INCOME TAX EXPENSE	4,640	1,136	10,092	5,349
Income tax expense	(1,522)	(724)	(3,573)	(2,385)

NET INCOME	3,118	412	6,519	2,964

Net loss attributable to the non-controlling interest	115	208	376	441
NET INCOME ATTRIBUTABLE TO THE COMPANY	3,233	620	6,895	3,405

NET INCOME	$3,118	$412	$6,519	$2,964

Foreign currency translation income(loss)	1,823	(471)	3,345	(2,860)
COMPREHENSIVE INCOME (LOSS)	4,941	(59)	9,864	104

Comprehensive loss attributable to the non-controlling interest	133	205	411	434
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$5,074	$146	$10,275	$538

EARNINGS PER SHARE ATTRIBUTABLE TO THE COMPANY’S STOCKHOLDERS
Basic and diluted	$0.22	$0.04	$0.47	$0.23
Weighted average number of shares outstanding
Basic and diluted	14,792,836	14,787,940	14,791,778	14,787,044

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,519	$2,964
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,066	5,337
Loss from sale of property and equipment	5	40
Provision of bad debt allowance	679	975
Inventory write-down	4,624	7,111
Deferred income tax	(2,004)	(79)
Stock-based compensation	10	5
Changes in operating assets and liabilities
Accounts receivable	(12,805)	4,127
Inventories	(3,423)	19,293
Value added tax receivable	(762)	(2,452)
Other receivables and prepaid expenses	(3,395)	(638)
Advances on inventory purchases	(1,619)	1,618
Amounts due from related parties	(937)	1,918
Accounts payable	(3,738)	(14,467)
Accounts payable and other payables- related parties	232	630
Other payables and accrued liabilities	(2,219)	(3,289)
Value added and other taxes payable	(2,561)	(1,987)
Income tax payable	(256)	(2,460)
Net cash used in (provided by) operating activities	(16,584)	18,646

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,356)	(8,577)
Net cash used in investing activities	(4,356)	(8,577)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	47,570	75,263
Repayment of bank loans	(33,372)	(69,125)
Repayment of loans from related party	7,596	1,824
Advances to related party	(6,464)	(1,216)
Net cash provided by financing activities	15,330	6,746

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,121	(1,200)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,489)	15,615

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	45,288	22,702

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,799	$38,317

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest	$1,207	$1,511
Income taxes	$4,521	$5,362

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of September 30, 2017, the condensed consolidated statements of income and comprehensive income (loss), and cash flows for the three and nine months ended September 30, 2017 and 2016. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements.

Wholesale revenues are generally higher in the third and fourth fiscal quarters, while retail revenues are generally higher in the first and fourth fiscal quarters. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

At September 30, 2017, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions that management considers to be of a high quality.

As of September 30, 2017, the Company has two derivative liability subjects to recurring fair value measurement (Level 3) with the change in fair value recognized in earnings (Note 5).

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

NOTE 3 INVENTORIES

Inventories at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
	(In thousands of U.S. Dollars)
Raw materials	$1,750	$1,604
Work-in-progress	17,572	9,347
Finished goods	30,794	38,679
Total inventories	$50,116	$49,630

NOTE 4 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short-term bank loans consisted of the following as of September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
Bank	(In thousands of U.S. Dollars)
Industrial and Commercial Bank of China	$21,028	$11,232
Nanjing Bank	8,272	9,360
HSBC	3,191	-
China Everbright Bank	3,004	2,880
Bank of Communications	3,004	2,880
China Minsheng Banking	3,004	2,880
Bank of China	2,082	-
China Citic Bank	1,352	-
	$44,937	$29,232

In January 2014, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $9.0 million (RMB60.0 million). These loans are collateralized by the Company’s property and equipment. As of September 30, 2017, Goldenway had borrowed $6.0 million (RMB 40.0 million) under this line of credit with an annual interest rate of 4.6% and due on various dates from December 2017 to January 2018. As of September 30, 2017, approximately $3.0 million was unused and available under this line of credit.

In September 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $18.0 million (RMB120.0 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of September 30, 2017, Ever-Glory Apparel had borrowed $15.0 million (RMB 100.0 million) under this line of credit with annual interest rate of 4.6% and due on various dates from October 2017 to September 2018. As of September 30, 2017, approximately $3.0 million was unused and available under this line of credit.

In June 2016, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.5 million (RMB50.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of September 30, 2017, approximately $7.5 million was unused and available under this line of credit.

In June 2016, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.0 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of September 30, 2017, Ever-Glory Apparel had borrowed $6.0 million (RMB40.0 million) from Nanjing Bank with an annual interest rate of 4.4% and due on various dates from Jan to March 2018. Ever-Glory Apparel had also borrowed $0.8 million from Nanjing Bank with an annual interest rate of 2.4% and due in October 2017, and collateralized by approximately $0.9 million of accounts receivable from our wholesale customers. As of September 30, 2017, approximately $2.2 million was unused and available under this line of credit.

In March 2017, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.0 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of September 30, 2017, LA GO GO had borrowed $1.5 million (RMB10.0 million) from Nanjing Bank under this line of credit with annual interest rate of 5.0% and due in May 2018. As of September 30, 2017, approximately $1.5 million (RMB10.0 million) was unused and available under this line of credit.

In January 2015, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $12.6 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of September 30, 2017, Ever-Glory Apparel had borrowed $3.2 million from HSBC with an annual interest rate of 3.0% and due in August 2017, and collateralized by approximately $3.8 million of accounts receivable from our wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of September 30, 2017, approximately $9.4 million was unused and available under this line of credit.

In July 2016, Ever-Glory Apparel entered into a line of credit agreement for approximately $6.0 million (RMB40.0 million) with China Everbright Bank and guaranteed by Goldenway and Mr. Kang. These loans are also collateralized by Jiangsu Ever-Glory’s property. As of September 30, 2017, Ever-Glory Apparel had borrowed $3.0 million (RMB20.0 million) under this line of credit with an annual interest rates ranging from 2.8% to 3.0% and due in November 2017. As of September 30, 2017, approximately $3.0 million was unused and available under this line of credit.

In June 2014, LA GO GO entered into a line of credit agreement for approximately $4.9 million (RMB33.0 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of September 30, 2017, LA GO GO had borrowed $3.0 million (RMB20.0 million) from the Bank of Communications with annual interest rates ranging from 4.6% to 5.0% and due on various dates from November 2017 to September 2018. As of September 30, 2017, approximately $1.9 million was unused and available under this line of credit.

In December 2016, LA GO GO entered into a line of credit agreement for approximately $3.0 million (RMB20.0 million) with China Minsheng Bank and guaranteed by Ever-Glory Apparel and Mr. Kang. As of September 30, 2017, LA GO GO had borrowed $3.0 million (RMB20.0 million) from China Minsheng Bank with an annual interest rate of 4.6% and due in December 2017.

In October 2016, Ever-Glory Apparel entered into a line of credit agreement for approximately $3.7 million (RMB25.0 million) with Bank of China and guaranteed by Jiangsu Ever-Glory. These loans are also collateralized by assets of Jiangsu Ever-Glory’s equity investee, Chuzhou Huarui, under a collateral agreement executed by Ever-Glory Apparel, Chuzhou Huarui and Bank of China. As of September 30, 2017, Ever-Glory Apparel had borrowed $1.5 million (RMB10.0 million) under this line of credit with an annual interest rate of 4.8% and due in November 2017. Ever-Glory Apparel had also borrowed $0.6 million from Bank of China with an annual interest rate of 1.7% and due in October 2017, and collateralized by approximately $0.7 million of accounts receivable from our wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of September 30, 2017, approximately $1.6 million was unused and available under this line of credit.

In December 2014, LA GO GO entered into a line of credit agreement for approximately $5.4 million (RMB36.0 million) with the China Citic Bank and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of September 30, 2017, LA GO GO had borrowed $1.4 million (RMB9.0 million) under this line of credit with an annual interest rate of 5.5% and due in December 2017. As of September 30, 2017, approximately $4.0 million was unused and available under this line of credit.

All loans have been repaid before or at maturity date.

Total interest expense on bank loans amounted to $0.6 million, $1.2 million, $0.6 million and $1.5 million for the three and nine months ended September 30, 2017 and 2016, respectively.

NOTE 5 DERIVATIVE LIABILITY

As of September 30, 2017, the Company had two outstanding forward foreign exchange contracts (sell EUR dollars for RMB) with total notional amount of EUR€0.39 million. As of December 31, 2016, the Company had one outstanding forward foreign exchange contract (sell EUR dollars for RMB), with total notional amount of EUR€0.65 million. The fair value of these contracts as of September 30, 2017 and December 31, 2016, as well as realized gains and losses on these foreign currency derivative activities during 2016 and the nine months ended September 30, 2017 were not significant.

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

After the tax liability adjustment resulted from the reevaluation of the Company’s tax position (resulting in the company allocating substantially all of the earnings of the Samoan subsidiary to the PRC and reporting such earnings as taxable in the PRC), pre-tax income for the three and nine months ended September 30, 2017 and 2016 was taxable in the following jurisdictions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands of U.S. Dollars)
PRC	$4,641	$1,135	$10,097	$5,353
BVI	-	4	-	4
Others	(1)	(3)	(5)	(8)
	$4,640	$1,136	$10,092	$5,349

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three and nine months ended September 30, 2017 and 2016:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
PRC statutory rate	25.0%	25.0%	25.0%	25.0%
Effect of foreign income tax rates	-	(0.1)	-	-
Net operating losses for which no deferred tax assets was recognized	7.8	38.8	10.4	19.6
Other	-	-	-	-
Effective income tax rate	32.8%	63.7%	35.4%	44.6%

Income tax expense for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Current	$1,752	$799	$5,482	$2,543
Deferred	(230)	(75)	(1,909)	(158)
Income tax expense	$1,522	$724	$3,573	$2,385

The Company has not recorded U.S. deferred income taxes on approximately $90.3 million of its non-U.S. subsidiaries’ undistributed earnings because such amounts are intended to be reinvested outside the United States indefinitely. If these earnings were repatriated to the United States, the Company would be required to accrue and pay U.S. federal income taxes and foreign withholding taxes, as adjusted for foreign tax credits. Determination of the amount of any unrecognized deferred income tax liability on these earnings is not practicable.

NOTE 7 EARNINGS PER SHARE

The following demonstrates the calculation for earnings per share for the three and nine months ended September 30, 2017 and 2016:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Weighted average number of common shares – Basic and diluted	14,792,836	14,787,940	14,791,778	14,787,044
Earnings per share – Basic and diluted	$0.22	$0.04	$0.47	$0.23

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

On October 19, 2017, the Company issued an aggregate of 3,156 shares of its common stock to two of the Company’s independent directors as compensation for their services in the first, second and third quarters of 2017. The shares were valued at $2.37 per share, which was the average market price of the common stock for the five days before the grant date.

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

Other income from Related Parties

Jiangsu Wubijia Trading Company Limited (“Wubijia”) is an entity engaged in high-grade home goods sales and is controlled by Mr. Kang. Wubijia has sold their home goods on consignment in certain Company’s retail stores since the third quarter of 2014. During the three and nine months ended September 30, 2017 and 2016, the Company received $8,580, $26,063, $9,747 and $21,002 from the customers and paid $7,095, $20,651, $6,483 and $16,768 to Wubijia through the consignment, respectively. The net (loss) profit of $1,483, $5,411, $3,264 and $4,234 was recorded as other income (expenses) during the three and nine months ended September 30, 2017 and 2016, respectively.

Nanjing Knitting Company Limited (“Nanjing Knitting”) is an entity engaged in knitted fabric products and knitting underwear sales and is controlled by Mr. Kang. Nanjing Knitting has sold their knitting underwear on consignment in some Company’s retail stores since the third quarter of 2015. During the three and nine months ended September 30, 2017 and 2016, the Company received $30, $6,395, $21,944 and $122,783 from the customers and paid $1,041, $11,575, $16,085 and $101,531 to Nanjing Knitting through the consignment, respectively. The net (loss) profit of ($1,009), ($5,179), $5,859 and $21,252 was recorded as other income (expenses) during the three and nine months ended September 30, 2017 and 2016, respectively.

Included in other income for the three and nine months ended September 30, 2017 and 2016 is rent income from EsC’Lav, the entity controlled by Mr. Kang under operating lease agreement with term though June 2017. The rent income is $0, $14,529, $16,022 and $48,455 for the three and nine months ended September 30, 2017 and 2016, respectively.

Other expenses due to Related Parties

Included in other expenses for the three and nine months ended September 30, 2017 and 2016 are rent costs due to entities controlled by Mr. Kang under operating lease agreements as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$12	$12	$35	$36
Chuzhou Huarui	53	57	157	171
Kunshan Enjin	11	12	33	34
Total	$76	$81	$225	$241

The Company leases Jiangsu Ever-Glory’s factory as the factory is in a location where there is a good supply of experienced workers. The Company leases Chuzhou Huarui and Kunshan Enjin’s warehouse spaces because the locations are convenient for transportation and distribution.

Purchases from and Sub-contracts with Related Parties

The Company purchased raw materials from Nanjing Knitting totaling $0.36 million, $0.96 million, $0.11 million and $0.45 million during the three and nine months ended September 30, 2017 and 2016, respectively.

In addition, Sub-contracts with related parties included in cost of sales for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands of U.S. Dollars)
Chuzhou huarui	$714	$1,228	$2,714	$4,922
Fengyang huarui	4	344	855	846
Nanjing Ever-Kyowa	361	490	1,181	1,485
Ever-Glory Vietnam	6,773	6,196	12,504	11,253
Ever-Glory Cambodia	15	996	239	3,091
EsCeLav	1	-	5	5
Jiangsu Ever-Glory	-	22	3	73
	$7,868	$9,276	$17,501	$21,675

Accounts Payable – Related Parties

The accounts payable to related parties at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$2,448	1,938
Fengyang Huarui	478	709
Nanjing Ever-Kyowa	724	785
Chuzhou Huarui	473	643
Ever-Glory Cambodia	60	262
Jiangsu Ever-Glory	407	-
Nanjing Knitting	70	-
Total	$4,660	$4,337

Amounts Due From Related Parties-current assets

The amounts due from related parties as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$819	$403
Nanjing Knitting	-	9
EsC’eLav	115	74
Total	$934	$486

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. During three and nine months ended September 30, 2017 and 2016, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices.  The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at a cost of $0.7 million, $0.8 million, $0.2 million and $2.1 million during the three and nine months period ended September 30, 2017 and 2016, respectively. Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at a cost of $0.25 million, $0.3 million, $0.2 million and $0.5 million during the three and nine months ended September 30, 2017 and 2016, respectively.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of September 30, 2017 and December 31, 2016, Jiangsu Ever-Glory has provided guarantees for approximately $54.7 million (RMB 364.0 million) and $52.4 million (RMB 364.0 million) of lines of credit obtained by the Company, respectively. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $30.9 million (RMB 205.5 million) and $29.6 million (RMB 205.5 million) as of September 30, 2017 and December 31, 2016, respectively. Mr. Kang has also provided a personal guarantee for $31.4 million (RMB 209.0 million) and $30.1 million (RMB 209.0 million) as of September 30, 2017 and December 31, 2016, respectively.

At December 31, 2016, $14.1 million (RMB 98.2 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the nine months ended September 30, 2017, an additional $6.5 million (RMB 44.0 million) was provided to and $7.6 million (RMB 51.7 million) was received from Jiangsu Ever-Glory under the counter-guarantee. As of September 30, 2017, the amount of the counter-guarantee was $13.6 million (RMB 98 million) (the difference represents currency exchange adjustment of $0.6 million), which was 24.9% of the aggregate amount of lines of credit. This amount plus accrued interest of $2.4 million have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. At September 30, 2017 and December 31, 2016, the amount classified as a reduction of equity was $16.0 million and $15.9 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. Since April 1, 2015, interest rate has changed to 0.41% as the bank benchmark interest rate decreased. Interest income for the three and nine months ended September 30, 2017 and 2016 was approximately $0.2 million, $0.6 million, $0.2 million and $0.4 million, respectively.

NOTE 10 CONCENTRATIONS AND RISKS

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Based on management’s assessment of the amount of probable credit losses, if any, in existing accounts receivable. The allowance for doubtful accounts at September 30, 2017 and December 31, 2016 was $4.7 million and $3.1 million, respectively. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions in the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability.

For the three and nine months ended September 30, 2017, the Company had two wholesale customers that represented approximately 20%, 21%, 12% and 13% of the Company’s revenues. For the nine-month period ended September 30, 2016, the Company had no wholesale customer that represented more than 10% of the Company’s revenues. For the three-month period ended September 30, 2016, the Company had one wholesale customer that represented approximately 12% of the Company’s revenues.

For the Company’s wholesale business during the three and nine months ended September 30, 2017 and 2016, no supplier represented more than 10% of the total raw materials purchased.

For the Company’s retail business, the Company had two suppliers that represented approximately 42% and 17% of raw materials purchases during the three months ended September 30, 2017. The Company had one supplier that represented approximately 23% of raw materials purchases during the three months ended September 30, 2016. The Company had five suppliers that represented approximately 26%, 20%, 12%, 11% and 10% of raw materials purchases during the nine months ended September 30, 2017. The Company had no supplier that represented more than 10% of raw materials purchases during the nine months ended September 30, 2016.

For the wholesale business, the Company relied on one manufacturers for 29.2% of purchased finished goods during the nine months ended September 30, 2017. The Company relied on two manufacturers for 26.6% and 11.6% of purchased finished goods during the nine months ended September 30, 2016. During the three months ended September 30, 2017, the Company relied on one manufacturer for 35.9% of purchased finished goods. During the three months ended September 30, 2016, the Company relied on one manufacturer for 29.2% of purchased finished goods.

For the retail business, the Company had no supplier that represented more than 10% of finished goods purchases during the three and nine months ended September 30, 2017 and 2016.

The Company’s revenues for the three and nine months ended September 30, 2017 and 2016 were earned in the following geographic areas:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands of U.S. Dollars)
The People’s Republic of China	$23,885	$22,860	$34,000	$36,854
Hong Kong, China	20,520	10,245	33,738	22,314
Germany	2,239	3,517	7,007	5,760
United Kingdom	5,599	6,149	11,174	12,568
Europe-Other	10,899	14,724	25,288	32,999
Japan	232	2,562	2,863	9,181
United States	5,611	8,816	16,225	19,554
Total wholesale business	68,985	68,873	130,295	139,230
Retail business	51,272	41,053	154,853	143,065
Total	$120,257	$109,926	$285,148	$282,295

NOTE 11 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)  Wholesale segment

(b)  Retail segment

The Company also provides general corporate services to its segments and these costs are reported as “corporate and others”:

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
Nine months ended September 30, 2017
Segment profit or loss:
Net revenue from external customers	$130,295	154,853	285,148
Income (Loss) from operations	$5,050	2,252	7,302
Interest income	$854	55	909
Interest expense	$932	275	1,207
Depreciation and amortization	$824	4,242	5,066
Income tax expense	$1,443	2,130	3,573

Nine months ended September 30, 2016
Segment profit or loss:
Net revenue from external customers	$139,231	143,064	282,295
Income from operations	$5,959	(892)	5,067
Interest income	$807	47	854
Interest expense	$1,170	341	1,511
Depreciation and amortization	$758	4,579	5,337
Income tax expense	$1,425	960	2,385

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
Three months ended September 30, 2017
Segment profit or loss:
Net revenue from external customers	$68,985	51,272	120,257
Income (Loss) from operations	$2,388	457	2,845
Interest income	$355	15	370
Interest expense	$462	100	562
Depreciation and amortization	$272	1,314	1,586
Income tax expense	$686	836	1,522

Three months ended September 30, 2016
Segment profit or loss:
Net revenue from external customers	$68,873	41,053	109,926
Income from operations	$2,510	(1,280)	1,230
Interest income	$217	16	233
Interest expense	$468	112	580
Depreciation and amortization	$254	1,753	2,007
Income tax expense	$584	140	724

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2017 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Retail Business

The business objectives for our retail segment are to establish leading brands of women’s apparel and to build a nationwide retail network in China. As of September 30, 2017, we had 1,363 stores (including store-in-stores), including 174 stores were opened and 189 stores were closed during the nine months ended September 30, 2017.

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

Results of Operations for the three months ended September 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016. The table and the discussion below should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended September 30,
	2017		2016
	(In thousands of U.S. dollars, except for percentages)
Sales	$120,257	100.0%	$109,926	100.0%
Gross Profit	$33,250	27.6%	$29,614	26.9%
Operating Expense	$30,405	25.3%	$28,384	25.8%
Income From Operations	$2,845	2.4%	$1,230	1.1%
Other Income (Expenses)	$1,795	1.5%	$(94)	(0.1)%
Income tax expense	$1,522	1.3%	$724	0.7%
Net Income	$3,118	2.6%	$412	0.4%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended September 30, 2017 and 2016.

	2017		2016		Growth (Decrease)
Wholesale business	(In thousands of U.S. dollars)	% of total sales	(In thousands of U.S. dollars)	% of total sales	in 2017 compared with 2016
Mainland China	$23,885	19.9%	$22,860	20.8%	4.5%
Hong Kong, China	20,520	17.1	10,245	9.3	100.3
Germany	2,239	1.9	3,517	3.2	(36.3)
United Kingdom	5,599	4.7	6,149	5.6	(8.9)
Europe-Other	10,899	9.1	14,724	13.4	(26.0)
Japan	232	0.2	2,562	2.4	(90.9)
United States	5,611	4.7	8,816	8.0	(36.4)
Total Wholesale business	68,985	57.4	68,873	62.7	0.2
Retail business	51,272	42.6	41,053	37.3	24.9
Total sales	$120,257	100.0%	$109,926	100.0%	9.4%

Sales for the three months ended September 30, 2017 were $120.3 million, a 9.4% increase compared with the three months ended September 30, 2016. This increase was primarily attributable to a 0.2% increase in sales in our wholesale business and a 24.9% increase in our retail business.

Sales generated from our wholesale business contributed 57.4% or $69.0 million of our total sales for the three months ended September 30, 2017, a 0.2% increase compared with $68.9 million in the three months ended September 30, 2016. This increase was primarily attributable to an increase in sales in Mainland China and Hong Kong, China partially offset by a decrease in sales in Germany, the United Kingdom, Europe-Other, Japan and the United States.

Sales generated from our retail business contributed 42.6% or $51.3 million of our total sales for the three months ended September 30, 2017, an 24.9% increase compared with 37.3% or $41.1 million in the three months ended September 30, 2016. This increase was primarily due to an increase in same store sales.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended September 30, 2017 and 2016.

					Growth
					(Decrease) in
	Three months ended September 30,				2017 Compared
	2017		2016		with 2016
	(In thousands of U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$68,985	100.0%	$68,873	100.0%	0.2%
Raw Materials	31,092	45.1	31,451	45.7	(1.1)
Labor	1,468	2.1	1,310	1.9	12.1
Outsourced Production Costs	25,999	37.7	25,927	37.6	0.3
Other and Overhead	199	0.3	123	0.2	60.6
Total Cost of Sales for Wholesale	58,758	85.2	58,811	85.4	(0.1)
Gross Profit for Wholesale	10,227	14.8	10,062	14.6	1.6
Net Sales for Retail	51,272	100.0	41,053	100.0	24.9
Production Costs	18,081	35.3	11,145	27.1	62.2
Rent	10,168	19.8	10,356	25.2	(1.8)
Total Cost of Sales for Retail	28,249	55.1	21,501	52.4	31.4
Gross Profit for Retail	23,023	44.9	19,552	47.6	17.8
Total Cost of Sales	87,007	72.4	80,312	73.1	8.3
Gross Profit	$33,250	27.6%	$29,614	26.9%	12.3%

Raw material costs for our wholesale business were 45.1% of our total wholesale business sales in the three months ended September 30, 2017, compared with 45.7% in the three months ended September 30, 2016. The decrease was mainly due to lower raw material prices.

Labor costs for our wholesale business were 2.1% of our total wholesale business sales in the three months ended September 30, 2017, compared with 1.9% in the three months ended September 30, 2016. The marginal increase was mainly due to a higher number of outsourced orders in 2016.

Outsourced production costs for our wholesale business for the three months ended September 30, 2017 increased 0.3% to $26.0 million from $25.9 million for the three months ended September 30, 2016. Outsourced production costs accounted for 37.7% of our total wholesale business sales in the three months ended September 30, 2017, a 0.1% increase from the three months ended September 30, 2016. This increase was primarily attributable to higher average employee salaries at our outsourced manufacturing factories.

Overhead and other expenses for our wholesale business accounted for 0.3% of our total wholesale business sales for the three months ended September 30, 2017, compared with 0.2% of total wholesale business sales for the three months ended September 30, 2016.

Wholesale business gross profit for the three months ended September 30, 2017 was $10.2 million compared with $10.1 million for the three months ended September 30, 2016. Gross profit accounted for 14.8% of our total wholesale sales for the three months ended September 30, 2017, compared with 14.6% for the three months ended September 30, 2016. The increase was mainly due to a decrease in raw Materials costs.

Production costs for our retail business were $18.1 million for the three months ended September 30, 2017 compared with $11.1 million during the three months ended September 30, 2016. Retail production costs accounted for 35.3% of our total retail sales in the three months ended September 30, 2017, compared with 27.1% for the three months ended September 30, 2016. The increase was due to higher discounts on our out-of-season products in the three months ended September 30, 2017 compared with the same period of the prior year.

Rent costs for our retail business for the three months ended September 30, 2017 were $10.2 million compared with $10.4 million for the three months ended September 30, 2016. Rent costs for our retail business accounted for 19.8% of our total retail sales for the three months ended September 30, 2017, compared with 25.2% for the three months ended September 30, 2016. The decrease was primarily attributable to lower variable rent charged at certain locations.

Gross profit in our retail business for the three months ended September 30, 2017 was $23.0 million and gross margin was 44.9%. Gross profit in our retail business for the three months ended September 30, 2016 was $19.6 million and gross margin was 47.6%.

Total cost of sales for the three months ended September 30, 2017 was $87.0 million, an 8.3% increase from $80.3 million for the three months ended September 30, 2016. Total cost of sales as a percentage of total sales for the three months ended September 30, 2017 was 72.4%, compared with 73.1% for the three months ended September 30, 2016. Gross margin for the three months ended September 30, 2017 was 27.6% compared with 26.9% for the three months ended September 30, 2016.

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

	Three Months Ended September 30,				Increase (Decrease) in 2017 Compared
	2017		2016		to 2016
	(In thousands of U.S. dollars, except for percentages)
Gross Profit	$33,250	27.6%	$29,614	26.9%	12.3%
Operating Expenses:
Selling Expenses	20,238	16.8	18,522	16.8	9.3
General and Administrative Expenses	10,167	8.5	9,862	9.0	3.1
Total	30,405	25.3	28,384	25.8	7.1
Income from Operations	$2,845	2.4%	$1,230	1.1%	131.3%

Selling expenses for the three months ended September 30, 2017 increased 9.3% to $20.2 million from $18.5 million for the three months ended September 30, 2016. The increase was attributable to higher retail sales.

General and administrative expenses for the three months ended September 30, 2017 increased 3.1% to $10.2 million from $9.9 million for the three months ended September 30, 2016.

Income from Operations

Income from operations for the three months ended September 30, 2017 increased 131.2% to $2.8 million from $1.2 million for the three months ended September 30, 2016. Income from operations for the three months ended September 30, 2017 accounted for 2.4% of our total sales, a 1.3% increase compared with the three months ended September 30, 2016 as a result of increased gross profit.

Interest Expense

Interest expense for the three months ended September 30, 2017 was $0.6 million, a 3.1% decrease compared with the same period in 2016.

Income Tax Expenses

Income tax expense for the three months ended September 30, 2017 was $1.5 million, an increase of 110.7% compared to the same period of 2016. The increase was primarily due to increased profits of our business.

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

Ever-Glory International Group Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes through September 30, 2017. The net operating loss carry forwards for the United States income taxes may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2035. Management believes that the realization of the benefits from these losses is uncertain due to our limited operating history and continuing losses for the United States income tax purposes. Accordingly, we provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero.

Net Income

Net income for the three months ended September 30, 2017 was $3.1 million, a 656.6% increase compared with the same period in 2016. Our basic and diluted earnings per share were $0.22 and $0.04 for the three months ended September 30, 2017 and 2016, respectively.

Results of Operations for the nine months ended September 30, 2017 and 2016

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Nine Months Ended September 30,
	2017		2016
	(in thousands of U.S. Dollars, except for percentages)
Sales	$285,148	100.0%	$282,295	100.0%
Gross Profit	92,408	32.4	84,672	30.0
Operating Expense	85,106	29.8	79,605	28.2
Income From Operations	7,302	2.6	5,067	1.8
Other Income (Expenses)	2,790	1.0	282	0.1
Income tax expense	3,573	1.3	2,385	0.8
Net Income	$6,519	2.3%	$2,964	1.1%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the nine months ended September 30, 2017 and 2016.

	2017		2016		Growth (Decrease)
Wholesale business	(In thousands of U.S. dollars)	% of total sales	(In thousands of U.S. dollars)	% of total sales	in 2017 compared with 2016
Mainland China	$34,000	11.9%	$36,854	13.1%	(7.7)%
Hong Kong China	33,738	11.8	22,314	7.9	51.2
Germany	7,007	2.5	5,760	2.0	21.7
United Kingdom	11,174	3.9	12,568	4.5	(11.1)
Europe-Other	25,288	8.9	32,999	11.7	(23.4)
Japan	2,863	1.0	9,181	3.2	(68.8)
United States	16,225	5.7	19,554	6.9	(17.0)
Total Wholesale business	130,295	45.7	139,230	49.3	(6.4)
Retail business	154,853	54.3	143,065	50.7	8.2
Total sales	$285,148	100.0%	$282,295	100.0%	1.0%

Sales for the nine months ended September 30, 2017 were $285.1 million, an increase of 1.0% from the nine months ended September 30, 2016. This increase was primarily attributable to an 8.2% increase in sales in our retail business partially offset by a 6.4% sales decrease in our wholesale business.

Sales generated from our wholesale business contributed 45.7% or $130.3 million of our total sales for the nine months ended September 30, 2017, a decrease of 6.4% compared with $139.2 million in the nine months ended September 30, 2016. This decrease was primarily attributable to decreased sales in Mainland China, the United Kingdom, Europe-Other, Japan and the United States partially offset by increased sales in Hong Kong, China and Germany.

Sales generated from our retail business contributed 54.3% or $154.9 million of our total sales for the nine months ended September 30, 2017, an increase of 8.2% compared with $143.1 million in the nine months ended September 30, 2016. This increase was primarily due to an increase in same store sales.

Total retail store square footage and sales per square foot for the nine months ended September 30, 2017 and 2016 are as follows:

	2017	2016
Total store square footage	1,370,117	1,329,708
Number of stores	1,363	1,345
Average store size, square foot	1,005	989
Total store sales (in thousands of U.S. dollars)	$154,853	$143,065
Sales per square foot	$113	$108

Same-store sales and newly opened store sales for the nine months ended September 30, 2017 and 2016 are as follows:

	2017	2016
	(In thousands of U.S. dollars)
Sales from stores opened for a full year	$130,790	$113,734
Sales from newly opened store sales	$12,944	$14,137
Sales from e-commerce platform	$7,716	$9,368
Other*	$3,403	$5,826
Total	$154,853	$143,065

*Primarily sales from stores that were closed in the current reporting period.

We remodeled or relocated 200 stores in 2016, and 195 stores during the nine months ended September 30, 2017.We plan to relocate or remodel an aggregate of 150-200 stores in 2017. Remodels and relocations typically drive incremental same-store sales growth. A relocation typically results in an improved, more visible and accessible location, and usually includes increased square footage. We believe we will continue to have opportunities for additional remodels and relocations beyond 2017.  Same-store sales are calculated based upon stores that were open at least 12 full fiscal months in each reporting period and remain open at the end of each reporting period.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the nine months ended September 30, 2017 and 2016.

					Growth
					(Decrease) in
	Nine months ended September 30,				2017 Compared
	2017		2016		with 2016
	(In thousands of U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$130,295	100.0%	$139,230	100.0%	(6.4)%
Raw Materials	56,766	43.6	61,935	44.5	(8.3)
Labor	3,236	2.5	3,932	2.8	(17.7)
Outsourced Production Costs	47,542	36.5	50,603	36.3	(6.1)
Other and Overhead	325	0.2	370	0.3	(12.2)
Total Cost of Sales for Wholesale	107,869	82.8	116,840	83.9	(7.7)
Gross Profit for Wholesale	22,426	17.2	22,390	16.1	0.2
Net Sales for Retail	154,853	100.0	143,065	100.0	8.2
Production Costs	49,769	32.1	45,172	31.6	10.2
Rent	35,102	22.7	35,611	24.9	(1.4)
Total Cost of Sales for Retail	84,871	54.8	80,783	56.5	5.1
Gross Profit for Retail	69,982	45.2	62,282	43.5	12.4
Total Cost of Sales	192,740	67.6	197,623	70.0	(2.5)
Gross Profit	$92,408	32.4%	$84,672	30.0%	9.1%

Raw material costs for our wholesale business were 43.6% of our total wholesale business sales in the nine months ended September 30, 2017, compared with 44.5% in the nine months ended September 30, 2016. The decrease was mainly due to lower raw materials prices.

Labor costs for our wholesale business were 2.5% of our total wholesale business sales in the nine months ended September 30, 2017, compared with 2.8% in the nine months ended September 30, 2016. The marginal decrease was mainly due to a higher number of outsourced orders in the nine months ended September 30, 2017.

Outsourced manufacturing costs for our wholesale business were 36.5% of our total wholesale sales in the nine months ended September 30, 2017, compared with 36.3% in the nine months ended September 30, 2016. This increase was primarily attributable to increased average salaries of the employees at our outsourced manufacturing factories.

Overhead and other expenses for our wholesale business accounted for 0.2% and 0.3% of our total wholesale sales for the nine months ended September 30, 2017 and 2016, respectively.

Gross profit for our wholesale business for the nine months ended September 30, 2017 was $22.4 million, a 0.2% increase compared with the nine months ended September 30, 2016. As a percentage of total wholesale business sales, gross profit was 17.2% of our total wholesale business sales for the nine months ended September 30, 2017, compared with 16.1% for the nine months ended September 30, 2016. The increase was mainly due to decreased raw material costs.

Production costs for our retail business for the nine months ended September 30, 2017 were $49.8 million compared with $45.2 million for the nine months ended September 30, 2016. As a percentage of our total retail sales, production costs were 32.1% of our total retail sales for the nine months ended September 30, 2017, compared with 31.6% for the nine months ended September 30, 2016. The increase was due to higher discounts on our out-of-season products in the nine months ended September 30, 2017 compared with the same period of the prior year.

Rent costs for our retail business for the nine months ended September 30, 2017 were $35.1 million compared with $35.6 million for the nine months ended September 30, 2016. As a percentage of total retail sales, rent costs were 22.7% of our total retail sales for the nine months ended September 30, 2017 compared with 24.9% for the nine months ended September 30, 2016. The decrease was primarily attributable to lower rent at certain locations.

Gross profit for our retail business for the nine months ended September 30, 2017 was $70.0 million compared with $62.3 million for the nine months ended September 30, 2016. Gross margin for our retail business for the nine months ended September 30, 2017 was 45.2% compared with 43.5% for the nine months ended September 30, 2016.

Total cost of sales for the nine months ended September 30, 2017 was $192.7 million, a 2.5% decrease compared with the nine months ended September 30, 2016. As a percentage of total sales, total costs were 67.6% of total sales for the nine months ended September 30, 2017, compared with 70.0% for the nine months ended September 30, 2016. Total gross margin for the nine months ended September 30, 2017 was 32.4% compared with 30.0% for the nine months ended September 30, 2016.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. For our wholesale business, purchases from our five largest suppliers represented approximately 14.9% and 14.8% of raw material purchases for the nine months ended September 30, 2017 and 2016, respectively. No one supplier provided more than 10% of our raw material purchases for the nine months ended September 30, 2017 and 2016. For our retail business, purchases from our five largest suppliers represented approximately 79.8% and 33.0% of raw material purchases for the nine months ended September 30, 2017 and 2016, respectively. Five suppliers provided approximately 25.9%, 20.4%, 11.7%, 11.0 and 10.8% of our raw material purchases for the nine months ended September 30, 2017. No one supplier provided more than 10% of our raw material purchases for the nine months ended September 30, 2016. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

We also purchase finished goods from contract manufacturers. For our wholesale business, purchases from our five largest contract manufacturers represented approximately 49.2% and 54.4% of finished goods purchases for the nine months ended September 30, 2017 and 2016, respectively. One contract manufacturer provided approximately 29.2% of our finished goods purchases for the nine months ended September 30, 2017. Two contract manufacturers provided approximately 26.6% and 11.6% of our finished goods purchases for the nine months ended September 30, 2016. For our retail business, our five largest contract manufacturers represented approximately 16.7% and 14.8% of finished goods purchases for the nine months ended September 30, 2017 and 2016, respectively. No contract manufacturer provided more than 10% of our retail finished goods purchases for the nine months ended September 30, 2017 and 2016. We have not experienced difficulty in obtaining finished products from our contract manufacturers and we believe we maintain good relationships with our contract manufacturers.

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

	Nine months ended September 30,				Increase (Decrease) in 2017 Compared
	2017		2016		to 2016
	(In thousands of U.S. dollars, except for percentages)
Gross Profit	$92,408	32.4%	$84,672	30.0%	9.1%
Operating Expenses:
Selling Expenses	60,206	21.1	55,477	19.7	8.5
General and Administrative Expenses	24,900	8.7	24,128	8.5	3.2
Total	85,106	29.8	79,605	28.2	6.9
Income from Operations	$7,302	2.6%	$5,067	1.8%	44.1%

Selling expenses for the nine months ended September 30, 2017 were $60.2 million, an 8.5% increase compared with the nine months ended September 30, 2016. The increase was attributable to higher retail sales.

General and administrative expenses for the nine months ended September 30, 2017 were $24.9 million a 3.2% increase compared with the nine months ended September 30, 2016. As a percentage of total sales, general and administrative expenses accounted for 8.7% of total sales for the nine months ended September 30, 2017, compared with 8.5% of total sales for the nine months ended September 30, 2016. The increase was mainly attributable to the increased average salaries.

Income from Operations

Income from operations for the nine months ended September 30, 2017 was $7.3 million, a 44.1% increase from $5.1 million for the nine months ended September 30, 2016. This increase was due to increased gross profit.

Interest Expense

Interest expense was $1.2 million and $1.5 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease was due to the decreased bank loans.

Income Tax Expenses

Income tax expense for the nine months ended September 30, 2017 was $3.6 million, a 49.8% increase compared to the same period of 2016. The increase was primarily due to higher business profits.

Net Income

Net income for the nine months ended September 30, 2017 was $6.5 million, an increase of 119.9% compared with the same period in 2016. Our diluted earnings per share were $0.47 and $0.23 for the nine months ended September 30, 2017 and 2016, respectively.

Summary of Cash Flows

Summary cash flows information for the nine months ended September 30, 2017 and 2016 is as follows:

	2017	2016
	(In thousands of U.S. dollars)
Net cash used in (provided by) operating activities	$(16,584)	18,646
Net cash used in investing activities	$(4,356)	(8,577)
Net cash provided by financing activities	$15,330	$6,746

Net cash used in operating activities was $16.6 million for the nine months ended September 30, 2017, compared with net cash provided by $18.6 million during the nine months ended September 30, 2016. The decrease was primarily due to increase in accounts receivable.

Net cash used in investing activities was $4.4 million for the nine months ended September 30, 2017, compared with $8.5 million during the nine months ended September 30, 2016. This decrease was mainly due to the decreased in purchase of property and equipment and remodeling expenditure in 2017.

Net cash provided by financing activities was $15.3 million for the nine months ended September 30, 2017 compared with $6.7 million net cash used during the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we repaid $33.4 million of bank loans and received bank loan proceeds of $47.6 million. Also, under the counter-guarantee agreement, we received $7.6 million from and paid $6.5 million to the related party during the nine months ended September 30, 2017.

Liquidity and Capital Resources

As of September 30, 2017, we had cash and cash equivalents of $40.8 million, other current assets of $149.0 million and current liabilities of $124.1 million. We presently finance our operations primarily from cash flows from operations and bank loans and we anticipate that these will continue to be our primary sources of funds to finance our short-term cash needs.

Bank Loans

In January 2014, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $9.0 million (RMB60.0 million). These loans are collateralized by the Company’s property and equipment. As of September 30, 2017, Goldenway had borrowed $6.0 million (RMB 40.0 million) under this line of credit with an annual interest rate of 4.6% and due on various dates from December 2017 to January 2018. As of September 30, 2017, approximately $3.0 million was unused and available under this line of credit.

In September 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $18.0 million (RMB120.0 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of September 30, 2017, Ever-Glory Apparel had borrowed $15.0 million (RMB 100.0 million) under this line of credit with annual interest rate of 4.6% and due on various dates from October 2017 to September 2018. As of September 30, 2017, approximately $3.0 million was unused and available under this line of credit.

In June 2016, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.5 million (RMB50.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of September 30, 2017, approximately $7.5 million was unused and available under this line of credit.

In June 2016, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.0 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of September 30, 2017, Ever-Glory Apparel had borrowed $6.0 million (RMB40.0 million) from Nanjing Bank with an annual interest rate of 4.4% and due on various dates from Jan to March 2018. Ever-Glory Apparel had also borrowed $0.8 million from Nanjing Bank with an annual interest rate of 2.4% and due in October 2017, and collateralized by approximately $0.9 million of accounts receivable from our wholesale customers. As of September 30, 2017, approximately $2.2 million was unused and available under this line of credit.

In March 2017, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.0 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of September 30, 2017, LA GO GO had borrowed $1.5 million (RMB10.0 million) from Nanjing Bank under this line of credit with annual interest rate of 5.0% and due in May 2018. As of September 30, 2017, approximately $1.5 million (RMB10.0 million) was unused and available under this line of credit.

In January 2015, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $12.6 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of September 30, 2017, Ever-Glory Apparel had borrowed $3.2 million from HSBC with an annual interest rate of 3.0% and due in August 2017, and collateralized by approximately $3.8 million of accounts receivable from our wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of September 30, 2017, approximately $9.4 million was unused and available under this line of credit.

In July 2016, Ever-Glory Apparel entered into a line of credit agreement for approximately $6.0 million (RMB40.0 million) with China Everbright Bank and guaranteed by Goldenway and Mr. Kang. These loans are also collateralized by Jiangsu Ever-Glory’s property. As of September 30, 2017, Ever-Glory Apparel had borrowed $3.0 million (RMB20.0 million) under this line of credit with an annual interest rates ranging from 2.8% to 3.0% and due in November 2017. As of September 30, 2017, approximately $3.0 million was unused and available under this line of credit.

In June 2014, LA GO GO entered into a line of credit agreement for approximately $4.9 million (RMB33.0 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of September 30, 2017, LA GO GO had borrowed $3.0 million (RMB20.0 million) from the Bank of Communications with annual interest rates ranging from 4.6% to 5.0% and due on various dates from November 2017 to September 2018. As of September 30, 2017, approximately $1.9 million was unused and available under this line of credit.

In December 2016, LA GO GO entered into a line of credit agreement for approximately $3.0 million (RMB20.0 million) with China Minsheng Bank and guaranteed by Ever-Glory Apparel and Mr. Kang. As of September 30, 2017, LA GO GO had borrowed $3.0 million (RMB20.0 million) from China Minsheng Bank with an annual interest rate of 4.6% and due in December 2017.

In October 2016, Ever-Glory Apparel entered into a line of credit agreement for approximately $3.7 million (RMB25.0 million) with Bank of China and guaranteed by Jiangsu Ever-Glory. These loans are also collateralized by assets of Jiangsu Ever-Glory’s equity investee, Chuzhou Huarui, under a collateral agreement executed by Ever-Glory Apparel, Chuzhou Huarui and Bank of China. As of September 30, 2017, Ever-Glory Apparel had borrowed $1.5 million (RMB10.0 million) under this line of credit with an annual interest rate of 4.8% and due in November 2017. Ever-Glory Apparel had also borrowed $0.6 million from Bank of China with an annual interest rate of 1.7% and due in October 2017, and collateralized by approximately $0.7 million of accounts receivable from our wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of September 30, 2017, approximately $1.6 million was unused and available under this line of credit.

In December 2014, LA GO GO entered into a line of credit agreement for approximately $5.4 million (RMB36.0 million) with the China Citic Bank and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of September 30, 2017, LA GO GO had borrowed $1.4 million (RMB9.0 million) under this line of credit with an annual interest rate of 5.5% and due in December 2017. As of September 30, 2017, approximately $4.0 million was unused and available under this line of credit.

All bank loans are used to fund our daily operations.

DERIVATIVE LIABILITY

As of September 30, 2017, the Company had two outstanding forward foreign exchange contracts (sell EUR dollars for RMB) with total notional amount of EUR€0.39 million. As of December 31, 2016, the Company had one outstanding forward foreign exchange contract (sell EUR dollars for RMB), with total notional amount of EUR€0.65 million. The fair value of these contracts as of September 30, 2017 and December 31, 2016, as well as realized gains and losses on these foreign currency derivative activities during 2016 and the nine months ended September 30, 2017 were not significant.

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

As of September 30, 2017, we had access to approximately $82.1 million in lines of credit, of which approximately $37.1 million was unused and available. These credit facilities do not include any covenants. We have agreed to provide Jiangsu Ever-Glory a counter-guarantee of not more than 70% of the maximum aggregate lines of credit and borrowings guaranteed by Jiangsu Ever-Glory and collateralized by the assets of Jiangsu Ever-Glory under agreements executed between the Company, Jiangsu Ever-Glory and the banks. The maximum aggregate lines of credit and available borrowings was approximately $54.7 million (RMB364 million) and approximately $13.6 million (RMB90.5 million) was provided to Jiangsu Ever-Glory as the counter guarantee as of September 30, 2017.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004, the exchange rate of RMB to the dollar remained constant at RMB 8.26 to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from RMB 8.26 to 8.09 to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of September 30, 2017, the market foreign exchange rate had increased to RMB 6.66 to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future, and will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel, Taixin, He Meida, Huirui, Shanghai LA GO GO, Yalan, Shanghai Yiduo, Tianjin LA GO GO and Jiangsu LA GO GO (whose functional currency is RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain (loss) for the three and nine months ended September 30, 2017 and 2016 was $1.8 million, $3.3 million, ($0.5) million and ($2.9) million, respectively.

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

Interest Rates: Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. On September 30, 2017, we had $40.8 million in cash and cash equivalents. A hypothetical 5% increase or decrease in either the short term or long term interest rates would not have any material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates: We pay our suppliers and employees in Chinese RMB, however, most of our wholesale customers are located in the U.S., Japan and Europe and we generate sales from them in U.S. Dollars, Euros and British Pounds. Accordingly, our business has substantial exposure to changes in exchange rates between and among the Chinese RMB, the U.S. Dollar, the Euro and the British Pound. In the last decade, the RMB was initially pegged at RMB 8.26 to one U.S. Dollar. On July 21, 2005 it was revalued to 8.09 per U.S. Dollar. Following the removal of the peg to the U.S. Dollar and pressure from the United States, the People’s Bank of China also announced that the RMB would be pegged to a basket of foreign currencies, rather than being strictly tied to the U.S. Dollar, and would be allowed to float trade within a narrow 0.3% daily band against this basket of currencies. The PRC government has stated that the basket is dominated by the U.S. Dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British Pound, Thai Baht, Russian Ruble, Australian Dollar, Canadian Dollar and Singapore Dollar. There can be no assurance that the relationship between the RMB and these currencies will remain stable over time, especially in light of the significant political pressure on the Chinese government to permit the free flotation of the RMB, which could result in greater and more frequent fluctuations in the exchange rate between the RMB, the U.S. Dollar and the Euro. On September 30, 2017, the exchange rate between the RMB and U.S. Dollar was RMB6.66 to one U.S. Dollar. For additional discussion regarding our foreign currency risk, see the section titled Risk Factors in the Annual Report on Form 10-K for our fiscal year ended December 31, 2016. Fluctuation in the value of Chinese RMB relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.

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

Evaluation of Disclosure Controls and Procedures. As of September 30, 2017, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of September 30, 2017. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9 of our annual report for fiscal year ended December 31, 2016. As of September 30, 2017, we had not completed the remediation of these material weaknesses.

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

Changes in Internal Control over Financial Reporting

Our management has worked, and will continue to work to improve our internal controls over financial reporting. During the nine months ended September 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 31, 2017, we issued 1,578 shares of Company’s common stock to Jianhua Wang, a director of the Company. The shares were issued as compensation for his services rendered during the first, second, and third quarters of 2017 as a director.

On October 31, 2017, we issued 1,578 shares of Company’s common stock to Zhixue Zhang, a director of the Company. The shares were issued as compensation for his services rendered during the first, second, and third quarters of 2017 as a director.

The securities issued in the abovementioned transactions were issued in connection with transactions which were exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the terms of Section 4(2) of that Act.

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

November 13, 2017	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jiansong Wang
Jiansong Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

