Form 10-K
period 2017-12-31
Ever-Glory International Group, Inc.
filed 2018-03-28
CIK 943184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2017, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $11.0 million based on the closing price of $2.65 for the registrant’s common stock as reported on the NASDAQ Global Market.

As of March 25, 2018, there were 14,795,992 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EVER-GLORY INTERNATIONAL GROUP, INC.

FORM 10-K

For the Year Ended December 31, 2017

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

Ever-Glory Supply Chain Service Co., Limited (“Ever-Glory Supply Chain”), a wholly-owned subsidiary of Ever-Glory Apparel, was incorporated in Hongkong in 2017. Ever-Glory Supply Chain is principally engaged in the import and export of apparel, fabric and accessories.

Ever-Glory Apparel, Ever-Glory Supply Chain and Ever-Glory HK focus on the import and export business.  Goldenway focuses primarily on quality and production control, and coordinates with outsourced contract manufacturers. New-Tailun focuses on the Japanese market, and has strengths in the design, production, sale and marketing of jeans and trousers. Catch-Luck is geared toward the European market, and it designs and makes products that complement the product lines of our other subsidiaries. Tai Xin is primarily engaged in the purchasing of raw materials used in the garment manufacturing. LA GO GO focuses on establishing and creating a leading brand of ladies’ apparel for the mainland Chinese market.

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

On April 29, 2014, Tianjin La Go Go Fashion Company Limited (“Tianjin LA GO GO”) a joint venture of Ever-Glory Apparel and Catch-Luck was incorporated in PRC. The business objective of Tianjin LA GO GO is to carry out our retail operations in different geographic markets other than Jiangsu LA GO GO.

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

EVER-GLORY INTERNATIONAL GROUP INC.
(NASDAQ EVK)
100%
Perfect Dream Limited
(BVI)
100%
100%
100%
100%
100%
Nanjing New-Tailun Garments Co., Ltd. (PRC) ("New-Tailun")
Goldenway Nanjing Garments Company Limited (PRC) ("Goldenway")
Ever-Glory International Group (HK) Ltd. ("Ever-Glory HK")
Nanjing Catch-Luck Garments Co., Ltd. ("PRC") ("Catch-Luck")
20%
80%
100%
Ever-Glory International Group Apparel Inc. (PRC) ("Ever-Glory Apparel")
Jiangsu La Go Go Fashion Company Limited (PRC) ("Jiangsu LA GO GO")
Tianjin La Go Go Fashion Company Limited (PRC) ("Tianjin LA GO GO")
100%
100%
100%
100%
100%
Ever-Glory Supply Chain Service Co., Limited (HK) ("Ever-Glory Supply")
Chuzhou Huirui Garments Company Limited (PRC) ("Huirui")
Nanjing Tai Xin Garments Trading Company Limited (PRC) ("Tai Xin")
Shanghai La Go Go Fashion Company Limited (PRC) ("Shanghai LA GO GO")
Xizang He Meida Trading Company Limited (PRC) ("He Meida")
100%
78%
Shanghai Ya Lan Fashion Company Limited (PRC) ("Ya Lan")
Shanghai Yiduo Fashion Company Limited (PRC) ("Yiduo")

Business Operations

Our wholesale operations include a complete set of services of supply chain management and worldwide sale of apparel to well-known domestic and international casual wear, sportswear and outerwear brands and retailers in major markets. We conduct our original design manufacturing (“ODM”) operations through six wholly owned subsidiaries which are located in the Nanjing Jiangning Economic and Technological Development Zone and Shang Fang Town in the Jiangning District in Nanjing, Jiangsu province, China, and Chuzhou, Anhui province, China: Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”), Goldenway Nanjing Garments Company Limited (“Goldenway”), Nanjing New-Tailun Garments Company Limited (“New Tailun”), Nanjing Catch-Luck Garments Co., Ltd. (“Catch-Luck”), ChuzhouHuirui Garments Co., Ltd. (“Huirui”) and Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”). We have one wholly owned subsidiary is located in Samoa: Ever-Glory International Group (HK) Ltd. ("Ever-Glory HK"). We also have one wholly owned subsidiary is located in Hongkong: Ever-Glory Supply Chain Service Co., Limited (“Ever-Glory Supply Chain”). In our fiscal year ended December 31, 2017, our wholesale segment achieved total sales of $190.2 million.

Although we have our own manufacturing capacity, we currently outsource most of the manufacturing to our strategic long-term contractors as part of our overall business strategy. Outsourcing allows us to maximize our production capacity and remain flexible while reducing capital expenditures and the costs of keeping skilled workers on production lines during times of seasonally lower sales. We inspect products manufactured by our long-term contractors to ensure that they meet our high-quality control standards. Total unit output from our manufacturing facilities and outsourced partners is more than 16.1 million pieces in 2017. See Production and Quality Control below.

Our retail business objective is to establish and develop leading brands of women’s wear and to build a nationwide retail distribution channel in China. We conduct our retail operations through Shanghai LA GO GO Fashion Company Limited (“Shanghai LA GO GO”), Jiangsu LA GO GO Fashion Company Limited (“Jiangsu LA GO GO”), Tianjin LA GO GO Fashion Company Limited (“Tianjin LA GO GO”), Shanghai Ya Lan Fashion Company Limited (“Ya Lan”), Xizang He Meida Trading Company Limited (“He Meida”) and Shanghai Yiduo Fashion Company Limited (“Shanghai Yiduo”). As of December 31, 2017, we had approximately 7,000 retail employees and operated 1,400 retail stores in China. We achieved total retail sales of $225.3million in the fiscal year of 2017.

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

In the fiscal year ended December 31, 2017, approximately 55.5% of our sales revenue came from customers in China, 4.7% of our sales revenue came from customers in Germany, 24.8% of our sales revenue came from customers in United Kingdom and other European countries, 13.2% from customers in the United States, and 1.8% from customers in Japan. In 2017, sales to our five largest customers generated approximately 38.5% of our total wholesale sales and one customer represented more than ten percent of our total wholesale sales.

Substantially all of our long-lived assets were attributable to the PRC as of December 31, 2017 and 2016.

Suppliers

We purchase the majority of our raw materials (including fabric, fasteners, thread, buttons, labels and related materials) directly from numerous local fabric and accessories suppliers in China. For our wholesale business, collectively, purchases from our five largest suppliers represented approximately 13.9% and 13.2% of total raw material purchases in 2017 and 2016, respectively. No single supplier provided more than 10% of our total purchases.

We also purchased finished goods from contract manufacturers. For our wholesale business, collectively, purchases from our five largest contract manufacturers represented approximately 43.8% and 48.9% of total finished goods purchases in 2017 and 2016, respectively.  One contract manufacturer provided approximately 24.0% and 24.7% of our total finished goods purchases in 2017 and 2016.

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

Production and Quality Control

In 2017, approximately 13.4% of the products we sold to wholesale customers were in our own manufacturing facilities. We typically outsource the manufacturing of a large portion of our products based upon factory capacity and customer demand. The number of outside contract manufacturers to which we outsource is expected to increase in order to meet the anticipated growth in demand from our customers.

As of December 31, 2017, our total production capacity, including outsourced production, reached 16.1 million pieces per year. At present, we believe our production capacity is sufficient to meet customer demand.

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

We anticipate to continue outsourcing a large portion of our production. Management believes that outsourcing allows us to maximize our production flexibility while reducing significant capital expenditure and the costs associated with managing a large production workforce. We contract for the production of a portion of our products through various outside independent manufacturers. Quality control reviews are done by our employees during and after production before the garments leave the outsourcing factories to ensure that material and component qualities and the products “fits” are in accordance with our specifications. We inspect prototypes of each product prior to cutting by the contractors and conduct a final inspection of finished products prior to shipment to ensure that they meet our high standards.

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

Governmental Regulations/Quotas

In 2017, we were not subject to any export quota imposed by countries where our customers are located. Nevertheless, we have noticed that many European countries tightened their chemical inspection requirements after the removal of quotas. In addition, there can be no assurance that additional trade restrictions will not be imposed on the export of our products in the future.  Such actions could result in increases in the cost of our products generally and may adversely affect our operating results. On a longer-term basis, we believe that our customer mix and our ability to adjust the types of apparel we manufacture will mitigate our exposure to such trade restrictions in the future.

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

Retail Segment

As of December 31, 2017, we had 1,400 retail stores in China selling our own brand clothing. We believe our advantages in the retail segments include our ability to promptly respond to market trends, our quick turn-around in design and production, and appropriate pricing. In 2017, we achieved total net sales of approximately US$225.3 million for our retail business. We operate most of our retail stores in so-called Tier-2 or Tier-3 cities in China, such as Zhengzhou in Henan province, Taizhou in Jiangsu province, etc. We also have penetrated into Tier-1 cities, such as Beijing and Shanghai.

Suppliers

We purchase the majority of our raw materials (including fabric, fasteners, thread, buttons, labels and related materials) directly from numerous local fabric and accessories suppliers. For our retail business, collectively, purchases from our five largest suppliers represented approximately 72.1% of total purchases in 2017. There were five suppliers which provided more than 10% of our total raw materials purchases in 2017. We have not experienced difficulty in obtaining raw materials that are essential to our business.

We also purchase finished goods from contract manufacturers. For our retail business, collectively, our five largest contract manufacturers represented approximately 18.3% of total finished goods purchases in 2017. There was no one contract manufacturer which provided more than 10% of our total finished goods purchases in 2017. We have not experienced difficulty in obtaining finished products from our contract manufacturers.

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

Design and Production

We have our own design, production and quality control departments. Our retail brands release new designs twice a year, during October for the spring/summer season and May for the autumn/winter season. Our design team attends many fashion shows each year to track the fashion trends in Europe, Japan and Asia. Our design team produces approximately 5,000 designs each year. Each of our retail brands hosts its own order-placing fair twice each year to determine the new products to be released for the spring/summer and autumn/winter season based on the orders placed by all the regional sales managers at such order-placing fair; our chief designer then decides the designs to be manufactured. The production department will then produce samples for the designer’s approval.  Our quality control department checks the quality of the final products by follow-up inspection. The final products will be shipped to the logistics and distribution centers for sale.

Sales and Marketing

Products of our retail brands are sold in flagship stores, stores-within-a-store and e-commerce platform.  The sales department is responsible for developing new sales channels. According to our new store opening plan, the ratio of flagship stores and stores-within-a-store are carefully balanced.  The store-within-a-store enters into contracts with department stores. The flagship stores are carefully chosen at prominent locations and have lease agreements with each property owner.  Under our return and exchange policy, products may be returned or exchanged for any reason within 15 days. During 2017, the return and exchange rate was very low and was not a material factor in our operations.

Store Operation

As of December 31, 2017, we had 1,400 stores, including 79 flagship stores, with each store generating average revenue of approximately $ 16,000 per month. The majority of our retail stores are situated as stores-within-a-store in large, mid-tier department stores located in over 20 provinces in China.

Trademarks

We regard our trademarks as an important part of our business due to the name recognition of our customers. We obtained trademark registration at the China Trademark Office for the mark “La Go Go” in class 25 and class 18 in 2010. As of December 31, 2017, we were not aware of any valid claim or challenges to our right to use our registered trademark or any counterfeit or other infringement to our registered trademark.

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

Employees

As of December 31, 2017, we had over 8,500 employees. None of our employees belong to a labor union. We have never experienced a labor strike or work stoppage. We are in full compliance with the Chinese labor laws and regulations and are committed to providing safe and comfortable working conditions and accommodations for our employees.

Labor Costs

The manufacture of garments is a labor-intensive business. Although much of our production process is automated and mechanized, we rely on skilled labor to make our products.  During the year ended December 31, 2017, our labor cost increased due to the shortage of skilled workers and rising labor cost in China.

Working Conditions and Employee Benefits

We consider our social responsibilities to our workers to be an important objective, and we are committed to providing a safe, clean, comfortable working environment and accommodations. Our employees are also entitled to paid holidays and vacations. In addition, we frequently monitor our third-party manufacturers’ working conditions to ensure their compliance with related labor laws and regulations. We are in full compliance with our obligations to contribute a certain percentage of our employees’ salaries to social insurance funds, as mandated by the PRC government. We expect the amount of contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

Compliance with Environmental Laws

Based on the present nature of our operations, we do not believe that environmental laws and the cost of compliance with those laws have or will have a material impact on our operations.

Description of Property

In 2017, we operated four facilities on certain land in the Nanjing Jiangning Economic and Technological Development Zone and in Shangfang Town and Huifeng Road, which are located in Nanjing and Chuzhou, China. For further details concerning our property, see Item 2 of this report regarding Properties.

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

Perfect Dream was incorporated in British Virgin Islands on July 1, 2004 and has no liabilities for income tax.

Ever-Glory HK was incorporated in Samoa on September 15, 2009 and does not have any income tax obligation.

Ever-Glory Supply Chain Service Co., Limited was incorporated in Hongkong on December 27, 2017, and under the current laws of Hongkong, are subject to income tax at the 16.5% statutory rate.

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

We face a variety of competitive challenges from other apparel manufacturers both in China and other countries. Some of these competitors have greater financial and marketing resources than we do and may be able to adapt to changes in consumer preferences or retail requirements more quickly, devote greater resources to the marketing and sale of their products or adopt more aggressive pricing policies than we can. As a result, we may not be able to compete with them if we cannot continue enhancing our marketing and management strategies, quality and value or responding appropriately to consumer’s needs.

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

As of December 31, 2017 and 2016, we did not rely on any raw material supplier for more than 10% of all of our total raw material purchases. For the wholesale business, we relied on one manufacturer for 24.0% and 24.7% of purchased finished goods in 2017 and 2016, respectively. For the retail business, we did not rely on any one manufacturer for more than 10% of all of our total purchased finished goods during 2017 and 2016. We do not have any long-term written agreements with any of these suppliers and do not anticipate entering into any such agreements in the near future. However, we always execute a written agreement for each order placed with our suppliers. We do not believe that loss of any of these suppliers would have a material adverse effect on our ability to obtain finished goods or raw materials essential to our business because we believe we can locate other suppliers in a timely manner.

Risks Relating to Our Business

Our wholesale business depends on some key customers for a significant portion of our sales. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.

For the year ended December 31, 2017, our five largest customers represented approximately 38.5% of our total net sales. For the year ended December 31, 2016, our top five largest customers represented approximately 33.7% of our total net sales.  The garment manufacturing industry has experienced substantial consolidation in recent years, which has resulted in increased customer leverage over suppliers, greater exposure for suppliers to credit risk and an increased emphasis by customers on inventory management and productivity.

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

The Company and Jiangsu Ever-Glory sometimes purchase raw materials for each other in order to obtain cheaper prices. The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at cost for $0.3 million and $2.9 million during 2017 and 2016, respectively.  Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at cost for $0.05 million and $0.53 million during 2017 and 2016, respectively.

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon the expiration or termination of the underlying lines of credit and is to pay an annual interest at the rate of 6.0% of the amounts provided. As of December 31, 2017 and 2016, Jiangsu Ever-Glory had provided guarantees for approximately $49.5 million (RMB 322.0 million) and $52.4 million (RMB 364.0 million) of lines of credit obtained by the Company, respectively. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. As of December 31, 2017 and 2016, the value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $31.6 million (RMB 205.5 million) and $29.6 million (RMB 205.5 million), respectively. Mr. Kang has also provided a personal guarantee for $21.5 million (RMB 140.0 million) and $30.1 million (RMB 209.0 million) at the years ended of December 31, 2017 and 2016, respectively.

As of December 31, 2016, $14.1 million (RMB 98.2 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the year ended December 31, 2017, an additional $7.4 million (RMB 48.1 million) was provided to and repayment of $9.6 million (RMB 62.7 million) was received from Jiangsu Ever-Glory under the counter-guarantee agreement. As of December 31, 2017, the amount of the counter-guarantee had decreased to $12.8 million (RMB 83.6 million) (the difference represents currency exchange adjustment of $0.94 million), which was 26.0% of the aggregate amount of lines of credit. This amount plus accrued interest of $2.6 million (2017) and $1.8 million (2016) have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. As of December 31, 2017 and 2016, the amount classified as a reduction of equity was $15.4 million and $15.9 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. From April 1, 2015, interest rate has changed to 0.41% as the bank benchmark interest rate decreased. Interest income for the years ended December 31, 2017 and 2016 was approximately $0.8 million and $0.8 million, respectively.

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

For a further discussion of these related party transactions, see Notes 12 Related party transactions in the footnotes to the consolidated financial statements and Item 13. Certain Relationships and Related Transactions, and Director Independence

In case Jiangsu Ever-Glory fails to repay the fund we provided to it under the Counter Guarantee Agreement according to its terms, we will suffer significant financial losses.

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

International political instability may halt or hinder our ability to do business and may increase our costs. Various events, including the occurrence or threat of terrorist attacks, increased national security measures in the EU, the United States and other countries, and military action and armed conflicts, can suddenly increase international tensions. Increases in energy prices will also impact our costs and could harm our operating results. In addition, concerns about other international crises, such as the spread of avian influenza, or bird flu, and West Nile viruses, may have an adverse effect on the world economy and could adversely affect our business operations or the operations of our OEM partners, contract manufacturer and suppliers. This political instability and concerns about other international crises may, for example:

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

Changes to United States tax, tariff and import/export regulations may have a negative effect on global economic conditions, financial markets and our business.

The current political climate has introduced greater uncertainty with respect to trade policies, tariffs and government regulations affecting trade between the U.S. and other countries, especially to trade between U.S. and China. Our products are sold to many countries including the U.S.  Major developments in tax policy or trade relations, such as the disallowance of tax deductions for imported products or the imposition of unilateral tariffs on imported products, could have a material adverse effect on our business, results of operations and liquidity.

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

Risks Related to an Investment in Our Securities

Our common stock has limited liquidity.

Our common stock has been trading on the NYSE MKT (formerly, the American Stock Exchange and NYSE Alternext US LLC) since July 16, 2008 and then transferred to the NASDAQ Global Market on December 31, 2014, but it is thinly traded compared to larger more widely known companies in the same industry. Thinly traded common stock can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. The high and low bid price of Ever-Glory’s common stock during the past 52week period ended December 31, 2017 has been US$3.00 and US$2.01 per share respectively.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained.  Our common shares are currently traded, but currently with low volume, based on quotations on the NASDAQ Global Market, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence trading volume. And even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous trading without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

Failure to maintain an effective system of internal controls may result in our inability to accurately report our financial results or prevent material misstatements.

In this Annual Report on Form 10-K for the year ended December 31, 2017, we concluded that our internal control over financial reporting was not effective as of December 31, 2017 based on our assessment.  For more information, please refer to Item 9A. Controls and Procedures.  Our staffs who are primarily responsible for the preparation of our financial statements do not have the requisite U.S. GAAP knowledge to prepare financial statements in accordance with U.S. GAAP.  Therefore, future reports may have statements indicating that our controls and procedures are not effective. We cannot assure you that even if we remediate our internal controls over financial reporting relating to the identified material weaknesses that we will establish the effectiveness of our internal controls over financial reporting or that we will not be subject to these or other material weaknesses in the future.  In addition, our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future.  Effective internal controls are necessary for us to produce reliable financial reports and are important to prevent fraud.  As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock.  Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

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

Our amended and restated Articles of Incorporation contain a provision permitting us to eliminate the liability of our directors for monetary damages to our company and shareholders to the extent provided by Florida law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Wholesale segment

In 2017, we operated three complexes as our operating and production facilities at 509 Chengxin Road, in the Nanjing Jiangning Economic and Technological Development Zone, Shangfang Town, Nanjing, China. The following is a description of these facilities:

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

(ii) New-Tailun. Our New-Tailun facilities include 25,000 square meters of floor space. Approximately 150 employees work at this location. Our New-Tailun facility mainly handles manufacturing. We lease the New-Tailun facility and the land from Jiangsu Ever-Glory for US$45,000 (RMB 314,000) per annum under a one year leasing arrangement that expired on December 31, 2018.

(iii) Catch-Luck. Our Catch-Luck facilities include 6,635 square meters of office and production space. Approximately 280 employees work at this location. Our Catch-Luck facility mainly handles manufacturing. These facilities are located on the piece of land for which we have the 50-year land use right.

In addition, under certain lease arrangement between Goldenway and Jiangsu Ever-Glory, Goldenway currently holds the right to lease certain land and use certain building and improvements on that land until 2018.  In December 2017 we leased part of this facility to a non- affiliated third party under a lease with an annual rent of approximately $18,000 pursuant to a one year lease.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity

Our common stock was quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) initially under the symbol “EGLY” and then it was changed to “EVGY” in 2007.  On July 16, 2008 our common stock commenced trading on NYSE MKT LLC (“NYSE MKT”) (formerly named the NYSE Annex) under the symbol of “EVK” and then transferred to the NASDAQ Global Market on December 31, 2014. As of December 31, 2017, there were approximately 62 shareholders of record of our common stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name. The following table sets forth the high and low bid information for the common stock for each quarter within the last two fiscal years, as reported by the NASDAQ Global Market. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Bid Price
	HIGH	LOW
NASDAQ
Period ended March 25, 2018	$3.45	$2.85
FISCAL YEAR 2017:
Fourth Quarter ended December 31, 2017	$2.60	$2.15
Third Quarter ended September 30, 2017	$2.65	$2.25
Second Quarter ended June 30, 2017	$2.70	$2.50
First Quarter ended March 31, 2017	$3.00	$2.01
NYSE MKT
PERIOD
FISCAL YEAR 2016:
Fourth Quarter ended December 31, 2016	$2.40	$2.05
Third Quarter ended September 30, 2016	$2.79	$2.03
Second Quarter ended June 30, 2016	$2.17	$1.55
First Quarter ended March 31, 2016	$2.40	$1.56

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information regarding options outstanding under our compensation plans as of December 31, 2017:

	Equity Compensation Plan Information
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	1,500,000
Total	-	$-	1,500,000

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the year ended December 31, 2017 should be read in conjunction with the Financial Statements and corresponding notes included in this annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Wholesale Business

We conduct our original design manufacturing (“ODM”) operations through seven wholly owned subsidiaries which are located in the Nanjing Jiangning Economic and Technological Development Zone and Shang Fang Town in the Jiangning District in Nanjing, Jiangsu province, China, Chuzhou, Anhui province, China and Samoa: Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”), Goldenway Nanjing Garments Company Limited (“Goldenway”), Nanjing New-Tailun Garments Company Limited (“New Tailun”), Nanjing Catch-Luck Garments Co., Ltd. (“Catch-Luck”), Chuzhou Huirui Garments Co., Ltd. (“Huirui), Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”), Ever-Glory Supply Chain Service Co., Limited (“Ever-Glory Supply Chain”) and Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”).

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

Retail Business

The business objectives for our retail segment are to establish leading brands of women’s apparel and to build a nationwide retail network in China. As of December 31, 2017, we had 1,400 stores (including store-in-stores), including 262 stores were opened and 240 stores were closed in 2017. We expect to open additional 200 to 250 stores in 2018.

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

Global Economic Uncertainty

Our business is dependent on consumer demand for our products. We believe that the significant uncertainty in the global economy and the slowdown of economies in the United States and Europe have increased our clients’ sensitivity to the cost of our products. We have experienced continued pricing pressure. If the global economic environment continues to be weak, these worsening economic conditions could have a negative impact on our sales growth and operating margins in our wholesale segment in 2018.

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

Revenue Recognition

We recognize wholesale revenue from product sales, net of value-added taxes, upon delivery for local sales and upon shipment of the products for export sales, at such time title passes to the customer provided however that (i) there are no uncertainties regarding customer acceptance (ii) persuasive evidence of an arrangement exists (iii) the sales price is fixed and determinable, and (iv) collectability is deemed probable. We recognize wholesale revenue from manufacturing fees charged to buyers for the assembly of garments from materials provided by the buyers upon completion of the manufacturing process and shipment of the products for export sales, provided that (i) there are no uncertainties regarding customer acceptance (ii) persuasive evidence of an arrangement exists (iii) the sales price is fixed and determinable, and (iv) collectability is deemed probable. Retail sales are recorded net of promotional discounts, rebates, and return allowances. Retail store sales are recognized at the time of the register receipt. Retail online sales are recognized when products are shipped and customers receive the products because we retain a portion of the risk of loss on these sales during transit. The Company had in the process of reviewing revenue contracts across each revenue stream and evaluated the impact the standard would have on each revenue stream.  As a result of the Company's evaluation performed to date, the Company does not believe the adoption of this new standard will have a material impact on the Company's revenue recognition policy.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This new standard is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively, with early adoption now permitted to the original effective date of December 15, 2016. The Company is in the process of reviewing revenue contracts across each revenue stream and continues to evaluate the impact the standard would have on each revenue stream.  As a result of the Company's evaluation performed to date, the Company does not believe the adoption of this new standard will have a material impact on the Company's revenue recognition policy.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations. The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date for this ASU is the same as the effective date for ASU 2014-09, Revenue from Contracts with Customers. As a result of the Company's evaluation performed to date, the Company does not believe the adoption of this new standard will have a material impact on the Company's revenue recognition policy.

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

In January 2017, the FASB issued ASU No. 2017-04 "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" which modifies the measurement of goodwill. An entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2019. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

Results of Operations

The following table summarizes our results of operations for the year ended December 31, 2017 and 2016. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Year Ended December 31,
	2017		2016
	(in thousands of U.S. Dollars, except for percentages)
Sales	$415,581	100.0%	$392,666	100.0%
Gross Profit	135,742	32.7	121,160	30.9
Operating Expense	120,993	29.1	111,440	28.4
Income From Operations	14,749	3.5	9,720	2.5
Other Income (Expenses)	3,121	0.1	541	0.1
Income tax expense	5,805	1.4	4,077	1.0
Net Income	$12,065	2.9%	$6,184	1.6%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the year ended December 31, 2017 and 2016.

	2017		2016		Growth (Decrease)
Wholesale business	(In thousands of U.S. dollars)	% of total sales	(In thousands of U.S. dollars)	% of total sales	in 2017 compared with 2016
Mainland China	$65,811	15.8%	$61,589	15.6%	6.9%
Hong Kong China	39,738	9.6	22,853	5.8	73.9
Germany	8,901	2.1	8,167	2.1	9.0
United Kingdom	12,417	3.0	14,865	3.8	(16.5)
Europe-Other	34,804	8.4	46,266	11.8	(24.8)
Japan	3,515	0.8	11,374	2.9	(69.1)
United States	25,050	6.1	23,118	5.9	8.4
Total Wholesale business	190,236	45.8	188,232	47.9	1.1
Retail business	225,345	54.2	204,434	52.1	10.2
Total sales	$415,581	100.0%	$392,666	100.0%	5.8%

Sales for the year ended December 31, 2017 were $415.6 million, an increase of 5.8% from the year ended December 31, 2016. This increase was primarily attributable to a 10.2% increase in sales in our retail business.

Sales generated from our wholesale business contributed 45.8% or $190.2 million of our total sales for the year ended December 31, 2017, an increase of 1.1% compared with $188.2 million in the year ended December 31, 2016. This increase was primarily attributable to increased sales in Hong Kong China, Germany, United States and Mainland China partially offset by decreased sales in Japan, Europe-Other and United Kingdom.

Sales generated from our retail business contributed 54.2% or $225.3 million of our total sales for the year ended December, 2017, an increase of 10.2% compared with $204.4 million in the year ended December 31, 2016. This increase was primarily due to an increase in same store sales.

Total retail store square footage and sales per square foot for the year ended December 31, 2017 and 2016 are as follows:

	2017	2016
Total store square footage	1,401,031	1,371,809
Number of stores	1,400	1,378
Average store size, square foot	1,001	996
Total store sales (in thousands of U.S. dollars)	$225,345	$204,434
Sales per square foot	$161	$149

Same-store sales and newly opened store sales for the year ended December 31, 2017 and 2016 are as follows:

	2017	2016
	(In thousands of U.S. dollars)
Sales from stores opened for a full year	$161,916	$159,928
Sales from newly opened store sales	$43,070	$20,919
Sales from e-commerce platform	$11,954	$14,210
Other*	$8,405	$9,377
Total	$225,345	$204,434

*Primarily sales from stores that were closed in the current reporting period.

We remodeled or relocated 206 stores in 2017, and plan to relocate or remodel an aggregate of 200-300 stores in 2018. Remodels and relocations typically drive incremental same-store sales growth. A relocation typically results in an improved, more visible and accessible location, and usually includes increased square footage. We believe we will continue to have opportunities for additional remodels and relocations beyond 2017.  Same-store sales are calculated based upon stores that were open at least 12 full fiscal months in each reporting period and remain open at the end of each reporting period.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the year ended December 31, 2017 and 2016.

					Growth
					(Decrease) in 2017
	Year ended December 31,				Compared
	2017		2016		with 2016
	(In thousands of U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$190,236	100.0%	$188,232	100.0%	1.1%
Raw Materials	81,111	42.6	79,574	42.3	1.9
Labor	3,793	2.0	5,101	2.7	(25.6)
Outsourced Production Costs	68,804	36.2	70,001	37.2	(1.7)
Other and Overhead	399	0.2	475	0.3	(16.0)
Total Cost of Sales for Wholesale	154,107	81.0	155,151	82.4	(0.7)
Gross Profit for Wholesale	36,129	19.0	33,081	17.6	9.2
Net Sales for Retail	225,345	100.0	204,434	100.0	10.2
Production Costs	74,685	33.1	66,099	32.3	13.0
Rent	51,047	22.7	50,256	24.6	1.6
Total Cost of Sales for Retail	125,732	55.8	116,355	56.9	8.1
Gross Profit for Retail	99,613	44.2	88,079	43.1	13.1
Total Cost of Sales	279,839	67.3	271,506	69.1	3.1
Gross Profit	$135,742	32.7%	$121,160	30.9%	12.0%

Raw material costs for our wholesale business were 42.6% of our total wholesale business sales in 2017, compared with 42.3% in 2016. The increase was mainly due to higher raw materials prices.

Labor costs for our wholesale business were 2.0% of our total wholesale business sales in 2017, compared with 2.7% in 2016. The marginal decrease was mainly due to a higher number of outsourced orders in 2017.

Outsourced manufacturing costs for our wholesale business were 36.2% of our total wholesale sales in 2017, compared with 37.2% in 2016. This decrease was primarily attributable to increased outsourced orders to our related entities in Vietnam, which have lower labor costs compared to orders outsourced to Chinese factories.

Overhead and other expenses for our wholesale business accounted for 0.2% and 0.3% of our total wholesale sales in 2017 and 2016, respectively.

Gross profit for our wholesale business in 2017 was $36.1 million, an increase of 9.2% from 2016. As a percentage of total wholesale business sales, gross profit was 19.0% of our total wholesale business sales in 2017, compared with 17.6% in 2016. The increase was mainly due to decreased labor costs.

Production costs for our retail business for the year ended December 31, 2017 were $74.7 million compared with $66.1 million for the year ended December 31, 2016. As a percentage of our total retail sales, production costs were 33.1% of our total retail sales for the year ended December 31, 2017, compared with 32.3% for the year ended December 31, 2016. The increase was due to higher discounts on our out-of-season products in the year ended December 31, 2017 compared with the same period of the prior year.

Rent costs for our retail business for the year ended December 31, 2017 were $51.0 million compared with $50.3 million for the year ended December 31, 2016. As a percentage of total retail sales, rent costs were 22.7% of our total retail sales for the year ended December 31, 2017 compared with 24.6% for the year ended December 31, 2016. The decrease was primarily attributable to lower rent at certain locations.

Gross profit for our retail business for the year ended December 31, 2017 was $99.6 million compared with $88.1 million for the year ended December 31, 2016. Gross margin for our retail business for the year ended December 31, 2017 was 44.2% compared with 43.1% for the year ended December 31, 2016.

Total cost of sales for the year ended December 31, 2017 was $279.8 million, a 3.1% increase compared with the year ended December 31, 2016. As a percentage of total sales, total costs were 67.3% of total sales for the year ended December 31, 2017, compared with 69.1% for the year ended December 31, 2016. Total gross margin for the year ended December 31, 2017 was 32.7% compared with 30.9% for the year ended December 31, 2016.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. Some of our customers also furnish us with raw materials so that we can manufacture their products. For our wholesale business, purchases from our five largest suppliers represented approximately 13.9% and 13.2% of raw material purchases for the year ended December 31, 2017 and 2016, respectively. No one supplier provided more than 10% of our raw material purchases for the year ended December 31, 2017 and 2016. For our retail business, purchases from our five largest suppliers represented approximately 72.1% and 27.1% of raw material purchases for the year ended December 31, 2017 and 2016, respectively. Five suppliers provided approximately 17.1%, 15.7%, 13.9%, 13.3% and 12.0% of our raw material purchases for the year ended December 31, 2017. No one supplier provided more than 10% of our raw material purchases for the year ended December 31, 2016. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

We also purchase finished goods from contract manufacturers. For our wholesale business, purchases from our five largest contract manufacturers represented approximately 43.8% and 48.9% of finished goods purchases for the year ended December 31, 2017 and 2016, respectively. One contract manufacturer provided approximately 24.0% and 24.7% of our finished goods purchases for the year ended December 31, 2017 and 2016, respectively. For our retail business, our five largest contract manufacturers represented approximately 18.3% and 16.1% of finished goods purchases for the year ended December 31, 2017 and 2016, respectively. No contract manufacturer provided more than 10% of our retail finished goods purchases for the year ended December 31, 2017 and 2016. We have not experienced difficulty in obtaining finished products from our contract manufacturers and we believe we maintain good relationships with our contract manufacturers.

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

	Year ended December 31,				Increase (Decrease) in 2017 Compared
	2017		2016		to 2016
	(In thousands of U.S. dollars, except for percentages)
Gross Profit	$135,742	32.7%	$121,160	30.9%	12.0%
Operating Expenses:
Selling Expenses	85,940	20.7	77,398	19.7	11.0
General and Administrative Expenses	35,053	8.4	34,042	8.7	3.0
Total	120,993	29.1	111,440	28.4	8.6
Income from Operations	$14,749	3.5%	$9,720	2.5%	51.7%

Selling expenses for the year ended December 31, 2017 were $85.9 million, an 11.0% increase compared with the year ended December 31, 2016. The increase was attributable to higher retail sales.

General and administrative expenses for the year ended December 31, 2017 were $35.1 million a 3.0% increase compared with the year ended December 31, 2016. As a percentage of total sales, general and administrative expenses accounted for 8.4% of total sales for the year ended December 31, 2017, compared with 8.7% of total sales for the year ended December 31, 2016. The increase in absolute amount was mainly attributable to the increased average salaries.

Income from Operations

Income from operations for the year ended December 31, 2017 was $14.7 million, a 51.7% increase from $9.7 million for the year ended December 31, 2016. This increase was due to increased gross profit.

Interest Expense

Interest expense was $1.6 million and $2.0 million for the year ended December 31, 2017 and 2016, respectively. The decrease was due to the decreased the annual average interest rate of bank loans.

Income Tax Expenses

Income tax expense for the year ended December 31, 2017 was $5.8 million, a 42.4% increase compared to the same period of 2016. The increase was primarily due to higher business profits.

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

Ever-Glory Supply Chain Service Co., Limited was incorporated in Hongkong, and under the current laws of Hongkong, are subject to income tax at the 16.5% statutory rate.

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

New U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, no deferred tax expense (income) relating to the Tax Act changes for the year ended December 31, 2017.

Net Income attributable to the Company

Net income for the year ended December 31, 2017 was $12.5 million, an increase of 84.2% compared with the same period in 2016. Our diluted earnings per share were $0.84 and $0.46 for the year ended December 31, 2017 and 2016, respectively.

Summary of Cash Flows

Summary cash flows information for the year ended December 31, 2017 and 2016 is as follows:

	2017	2016
	(In thousands of U.S. dollars)
Net cash provided by operating activities	$14,924	$44,167
Net cash used in investing activities	$(8,564)	$(11,016)
Net cash provided by (used in) financing activities	$8,558	$(7,752)

Net cash provided by operating activities was $14.9 million for the year ended December 31, 2017, compared with net cash provided by $44.2 million during the year ended December 31, 2016. The decrease was primarily due to increase in accounts receivable.

Net cash used in investing activities was $8.6 million for the year ended December 31, 2017, compared with $11.0 million during the year ended December 31, 2016. This decrease was mainly due to the decreased in purchase of property and equipment and remodeling expenditure in 2017.

Net cash provided by financing activities was $8.6 million for the year ended December 31, 2017 compared with net cash used in $7.8 million net cash used during the year ended December 31, 2016. During the year ended December 31, 2017, we repaid $56.3 million of bank loans and received bank loan proceeds of $62.7 million. Also, under the counter-guarantee agreement, we received $9.3 million from and paid $7.1 million to the related party during the year ended December 31, 2017.

Liquidity and Capital Resources

As of December 31, 2017, we had cash and cash equivalents of $62.9 million, other current assets of $150.2 million and current liabilities of $140.4 million. We presently finance our operations primarily from cash flows from operations and bank loans and we anticipate that these will continue to be our primary sources of funds to finance our short-term cash needs.

Bank Loans

In December 2016, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $9.2 million (RMB60.0 million). These loans are collateralized by the Company’s property and equipment. As of December 31, 2017, Goldenway had borrowed $6.1 million (RMB40.0 million) from Industrial and Commercial Bank of China with an annual interest rates ranging from 4.57% to 4.70% and due on various dates from January to November 2018. As of December 31, 2017, approximately $3.1 million was unused and available under this line of credit.

In September 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $18.4 million (RMB120.0 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of December 31, 2017, Ever-Glory Apparel had borrowed $15.4 million (RMB 100.0 million) under this line of credit with annual interest rates ranging from 4.57% to 4.7% and due on various dates from April to September 2018. As of December 31, 2017, approximately $3.0 million was unused and available under this line of credit.

In June 2016, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.7 million (RMB50.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of December 31, 2017, Goldenway had borrowed $1.5 million (RMB10.0 million) from Nanjing Bank with annual interest rates ranging from 4.37% to 4.54% and due on various dates from May to October 2018. As of December 31, 2017, approximately $6.2 million was unused and available under this line of credit.

In June 2016, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.2 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of December 31, 2017, Ever-Glory Apparel had borrowed $6.2 million (RMB40.0 million) from Nanjing Bank with an annual interest rates 4.41% and due on various dates from January to March 2018. As of December 31, 2017, approximately $3.0 million was unused and available under this line of credit.

In March 2017, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.1 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of December 31, 2017, LA GO GO had borrowed $1.5 million (RMB10.0 million) under this line of credit with an annual interest rate of 5.0% and due in May 2018. As of December 31, 2017, approximately $1. 6 million (RMB10.0 million) was unused and available under this line of credit.

In December 2016, LA GO GO entered into a line of credit agreement for approximately $3.1 million (RMB20.0 million) with China Minsheng Banking and guaranteed by Ever-Glory Apparel and Mr. Kang. As of December 31, 2017, LA GO GO had borrowed $3.1 million (RMB20.0 million) from China Minsheng Banking with an annual interest rate of 4.57% and due in December 2018.

In January 2015, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $2.5 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of December 2017, Ever-Glory Apparel had borrowed $2.4million from HSBC with an annual interest rate of 3.0% and due in October 2018, and collateralized by approximately $2.8 million of accounts receivable from our wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of December 31, 2017, approximately $0.1 million was unused and available under this line of credit.

In September 2017, LA GO GO entered into a line of credit agreement for approximately $3.4 million (RMB22.0 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Jiangsu LAGOGO. As of December 31, 2017, LA GO GO had borrowed $1.5 million (RMB10.0 million) from the Bank of Communications with an annual interest rate 4.57% and due in September 2018. As of December 31, 2017, approximately $1.9 million was unused and available under this line of credit.

In July 2016, Ever-Glory Apparel entered into a line of credit agreement for approximately $6.1 million (RMB40.0 million) with China Everbright Bank and guaranteed by Goldenway and Mr. Kang. These loans are also collateralized by Jiangsu Ever-Glory’s property. As of December 31, 2017, approximately $6.1 million was unused and available under this line of credit.

In March 2016, Ever-Glory Apparel entered into a line of credit agreement for approximately $4.6 million (RMB30.0 million) with Bank of China and guaranteed by Jiangsu Ever-Glory. These loans are also collateralized by assets of Jiangsu Ever-Glory’s equity investee, Chuzhou Huarui, under a collateral agreement executed by Ever-Glory Apparel, Chuzhou Huarui and Bank of China. As of December 31, 2017, approximately $4.6 million was unused and available under this line of credit.

All bank loans are used to fund our daily operations. All loans have been repaid before or at maturity date.

DERIVATIVE LIABILITY

As of December 31, 2017, the Company had five outstanding forward foreign exchange contracts (sell EUR dollars for RMB), with total notional amount of EUR€1.68 million. As of December 31, 2016, the Company had one outstanding forward foreign exchange contract (sell EUR dollars for RMB), with total notional amount of EUR€0.65 million. The fair value of these contracts as of December 31, 2017 and December 31, 2016, as well as realized gains and losses on these foreign currency derivative activities during 2017 and 2016 were not significant.

Capital Commitments

We have a continuing program for the purpose of improving our manufacturing facilities and extending our retail stores. We anticipate that cash flows from operations and borrowings from banks will be used to pay for these capital commitments.

Uses of Liquidity

Our cash requirements for the next year will be primarily to fund daily operations and the growth of our business, some of this being used to fund new stores.

Sources of Liquidity

Our primary sources of liquidity for our short-term cash needs are expected to be from cash flows generated from operations, and cash equivalents currently on hand. We believe that we will be able to borrow additional funds if necessary.

We believe our cash flows from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our needs for working capital, capital expenditure and other commitments for the next year. No assurance can be made that additional financing will be available to us if required, and adequate funds may not be available on terms acceptable to us. If funding is insufficient at any time in the future, we will develop or enhance our products or services and expand our business through our own cash flows from operations.

As of December 31, 2017, we had access to approximately $67.3 million in lines of credit, of which approximately $29.6 million was unused and available. These credit facilities do not include any covenants. We have agreed to provide Jiangsu Ever-Glory a counter-guarantee of not more than 70% of the maximum aggregate lines of credit and borrowings guaranteed by Jiangsu Ever-Glory and collateralized by the assets of Jiangsu Ever-Glory under agreements executed between the Company, Jiangsu Ever-Glory and the banks. The maximum aggregate lines of credit and available borrowings was approximately $49.4 million (RMB322 million) and approximately $12.8 (RMB83.6 million) was provided to Jiangsu Ever-Glory as the counter guarantee as of December 31, 2017.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004, the exchange rate of RMB to the dollar remained constant at RMB 8.26 to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from RMB 8.26 to 8.09 to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of December 31, 2017, the market foreign exchange rate had increased to RMB 6.51 to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future and will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel, Taixin, He Meida, Huirui, Shanghai LA GO GO, Yalan, Shanghai Yiduo, Tianjin LA GO GO and Jiangsu LA GO GO (whose functional currency is RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain (loss) for the year ended December 31, 2017 and 2016 was $5.9 million and ($6.5) million, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Ever-Glory International Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ever-Glory International Group, Inc. and its subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of a Matter

The Company has significant transactions and relationships with related parties, including entities controlled by the Company’s Chairman and Chief Executive Officer and by the Company’s major shareholder, which are described in Note 12 to the financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm's length basis, as the requisite conditions of competitive, free market dealings may not exist.

/s/ B F Borgers CPA PC

We have served as the Company’s auditor since 2017.

Lakewood, Colorado

March 28, 2018

 EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

AS OF DECEMBER 31, 2017 AND 2016

	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$62,876	$45,288
Accounts receivable, net	81,859	67,644
Inventories	56,182	49,630
Value added tax receivable	3,757	2,938
Other receivables and prepaid expenses	5,139	3,674
Advances on inventory purchases	3,028	3,139
Amounts due from related parties	265	486
Total Current Assets	213,106	172,799

INTANGIBLE ASSETS	5,995	5,769
PROPERTY AND EQUIPMENT, NET	25,891	22,694
TOTAL ASSETS	$244,992	$201,262

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loans	$37,730	$29,232
Accounts payable	73,788	58,170
Accounts payable and other payables - related parties	4,675	4,337
Other payables and accrued liabilities	16,454	15,007
Value added and other taxes payable	6,052	5,118
Income tax payable	1,712	1,842
Total Current Liabilities	140,411	113,706

NONCURRENT LIABILITIES
Deferred tax liabilities	1,883	3,254
TOTAL LIABILITIES	142,294	116,960

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Stockholders' equity:
Preferred stock ($.001 par value, authorized 5,000,000 shares, no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares, 14,795,992 and 14,787,940 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively)	15	15
Additional paid-in capital	3,620	3,602
Retained earnings	95,195	83,423
Statutory reserve	17,794	17,107
Accumulated other comprehensive income	2,585	(3,297)
Amounts due from related party	(15,449)	(15,936)
Total equity attributable to stockholders of the Company	103,760	84,914
Noncontrolling interest	(1,062)	(612)
Total Equity	102,698	84,302
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$244,992	$201,262

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016

SALES	$415,581	$392,666

COST OF SALES	279,839	271,506

GROSS PROFIT	135,742	121,160

OPERATING EXPENSES
Selling expenses	85,940	77,398
General and administrative expenses	35,053	34,042
Total operating expenses	120,993	111,440

INCOME FROM OPERATIONS	14,749	9,720

OTHER INCOME (EXPENSE)
Interest income	1,260	1,059
Interest expense	(1,648)	(1,997)
Other income	3,509	1,479
Total other income	3,121	541

INCOME BEFORE INCOME TAX EXPENSE	17,870	10,261

INCOME TAX EXPENSE	(5,805)	(4,077)

NET INCOME	12,065	6,184

Net loss attributable to the non-controlling interest	394	580
NET INCOME ATTRIBUTABLE TO THE COMPANY	$12,459	$6,764

NET INCOME	$12,065	$6,184
Foreign currency translation gain (loss)	5,882	(6,546)
COMPREHENSIVE INCOME (LOSS)	$17,947	$(362)

Comprehensive loss attributable to the noncontrolling interest	450	612

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$18,397	$250
EARNINGS PER SHARE ATTRIBUTABLE TO THE COMPANY’S STOCKHOLDERS:
Basic and diluted	$0.84	$0.46
Weighted average number of shares outstanding Basic and diluted	14,795,992	14,787,270

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

			Additional	Retained Earnings		Accumulated other	Amounts due from	Total equity attributable to stockholders	Non-
	Common Stock		paid-in		Statutory	Comprehensive	related	of the	controlling	Total
	Shares	Amount	capital	Unrestricted	reserve	income	party	Company	Interest	equity
Balance at January 1, 2016	14,785,868	$15	$3,597	$78,439	$15,327	$3,249	$(21,776)	$78,851	(61)	$78,790

Stock issued for compensation	2,072	0.002	5	-	-	-	-	5	-	5
Net income (loss)				6,764				6,764	(580)	6,184
Transfer to reserve	-	-	-	(1,780)	1,780	-	-	-	-	-
Net cash paid to related party under counter guarantee agreement							5,840	5,840		5,840
Foreign currency translation loss						(6,546)		(6,546)	29	(6,517)
Balance at December 31, 2016	14,787,940	$15	$3,602	$83,423	$17,107	$(3,297)	$(15,936)	$84,914	(612)	$84,302

Stock issued for compensation	8,052	0.008	18	-	-	-	-	18		18
Net income (loss)	-	-	-	12,459	-	-	-	12,459	(394)	12,065
Transfer to reserve	-	-	-	(687)	687	-	-	-		-
Net cash paid to related party under counter guarantee agreement (Note 12)	-	-	-	-	-	-	487	487	-	487
Foreign currency translation gain						5,882		5,882	(56)	5,826
Balance at December 31, 2017	14,795,992	$15	$3,620	$95,195	$17,794	$2,585	$(15,449)	$103,760	(1,062)	$102,698

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,065	$6,184
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,015	7,915
Loss from sale of property and equipment	24	41
Provision of bad debt allowance	1,223	1,976
Provision for obsolete inventories	4,624	7,111
Deferred income tax	(1,530)	477
Stock-based compensation	18	5
Changes in operating assets and liabilities
Accounts receivable	(11,204)	13,402
Inventories	(7,919)	14,630
Value added tax receivable	(600)	(398)
Other receivables and prepaid expenses	(1,136)	779
Advances on inventory purchases	307	2,773
Amounts due from related parties	(592)	1,830
Accounts payable	11,489	(4,042)
Accounts payable and other payables- related parties	351	953
Other payables and accrued liabilities	460	(6,058)
Value added and other taxes payable	567	(1,372)
Income tax payable	(238)	(2,039)
Net cash provided by operating activities	14,924	44,167

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,564)	(11,016)
Net cash used in investing activities	(8,564)	(11,016)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	62,693	102,519
Repayment of bank loans	(56,296)	(115,839)
Repayment of loans from related party	9,280	4,816
Advances to related party	(7,119)	(1,204)
Interest income received from related party	-	1,956
Net cash provided by (used in) financing activities	8,558	(7,752)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,670	(2,813)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,588	22,586

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	45,288	22,702

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$62,876	$45,288

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Accrued interest income on amounts due from related party under counter-guarantee agreement (Note 12)	$818	$795
Interest	$1,648	$1,997
Income taxes	$6,247	$6,987

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 AND 2016

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION

Ever-Glory International Group, Inc. (the “Company”), together with its subsidiaries, is an apparel manufacturer, supplier and retailer in The People's Republic of China ("China or "PRC"), with a wholesale segment and a retail segment. The Company’s wholesale business consists of recognized brands for department and specialty stores located in China, Europe, Japan and the United States. The Company’s retail business consists of flagship stores and store-in-stores for the Company’s own-brand products. The following are the Company’s subsidiaries as of December 31, 2017:

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

Ever-Glory Supply Chain Service Co., Limited (“Ever-Glory Supply Chain”), a wholly-owned subsidiary of Ever-Glory Apparel, was incorporated in Hongkong in 2017. Ever-Glory Supply Chain is principally engaged in the import and export of apparel, fabric and accessories.

The Company’s wholesale operations are provided primarily through the Company’s PRC subsidiaries, Goldenway, Catch-Luck, New Tailun, Ever-Glory Apparel, TaiXin, Huirui, the Company’s Hongkong subsidiary, Ever-Glory Supply Chain and the Company’s Samoa subsidiary, Ever-Glory HK. The Company’s retail operations are provided through its subsidiaries, Shanghai LA GO GO, Jiangsu LA GO GO, Tianjin LA GO GO, Ya Lan, He Meida and 78% owned Shanghai Yiduo.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include Ever-Glory International Group, Inc. and its subsidiaries, and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

As of December 31, 2017, the company have pledged $0.16 million (RMB 1.0 million) of the deposit for the establishment of letters of credit with the Nanjing Bank. The Company can remove the pledge any time upon request.

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

As of December 31, 2017 and 2016, $1.2 million and $2.0 million of bad debt expense have been made in the consolidated financial statements respectively. The allowance for doubtful account balance as of December 31, 2017 and 2016 are $5.5 million and $4.1 million, respectively.

Inventories

Wholesale inventories are stated at lower of cost or net realizable value, cost being determined on a specific identification method. The Company manufactures products upon receipt of orders from its customers. All products must pass the customers’ quality assurance procedures before delivery. Therefore, products are rarely returned by customers after delivery.

Retail inventories are stated at the lower of average cost or net realizable value, cost being determined on a specific identification method. The Company records a provision for slow-moving or obsolete materials and finished goods aged more than two years.

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

Depreciation is provided on a straight-line basis, less estimated residual value, over the assets’ estimated useful lives.  The estimated useful lives are as follows:

Property and plant	15-20 Years
Leasehold improvements	10 Months - 2 Years
Machinery and equipment	5-10 Years
Office equipment and furniture	3-5 Years
Motor vehicles	5 Years

Land Use Rights

All land in the PRC is owned by the government and cannot be sold to any individual or company.  However, the government may grant a “land use right” to occupy, develop and use land. The Company records land use rights obtained as intangible assets at cost, which is amortized evenly over the grant period of 50 years.

Long-Lived Assets

Long-lived assets, property, equipment and land use rights held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. There were no impairments of long-lived assets as of December 31, 2017.

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

At December 31, 2017, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions that management considers to be of a high quality.

As of December 31, 2017, the Company has five derivative liability subjects to recurring fair value measurement (Level 3) with the change in fair value recognized in earnings (Note 8).

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

Revenue and Cost Recognition

The Company recognizes wholesale revenue from product sales, net of value-added taxes, upon delivery for local sales and upon shipment of the products for export sales, at such time title passes to the customer provided however that (i) there are no uncertainties regarding customer acceptance (ii) persuasive evidence of an arrangement exists (iii) the sales price is fixed and determinable, and (iv) collectability is deemed probable. The Company recognizes wholesale revenue from manufacturing fees charged to buyers for the assembly of garments from materials provided by the buyers upon completion of the manufacturing process and shipment of the products for export sales, provided that (i) there are no uncertainties regarding customer acceptance (ii) persuasive evidence of an arrangement exists (iii) the sales price is fixed and determinable, and (iv) collectability is deemed probable. Retail sales are recorded net of promotional discounts, rebates, and return allowances. Retail store sales are recognized at the time of the register receipt. Retail online sales are recognized when products are shipped and customers receive the products because the Company retains a portion of the risk of loss on these sales during transit. The Company is in the process of reviewing revenue contracts across each revenue stream and continues to evaluate the impact the standard would have on each revenue stream.  As a result of the Company's evaluation performed to date, the Company does not believe the adoption of this new standard will have a material impact on the Company's revenue recognition policy.

Cost of goods sold includes the direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment, and rent and commission due to department stores consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

Local transportation charges and production inspection charges are included in selling expenses and totaled $0.8 million and $0.3 million in the years ended December 31, 2017 and 2016, respectively.

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development costs included in general and administrative expenses for the years ended December 31, 2017 and 2016 amounted to $1.07 million and $0.94 million, respectively.

Government subsidies

Government subsidies are recognized when received and when all the conditions for their receipt have been met. Subsidies that compensate the Company for expenses incurred are recognized as a reduction of expenses in the consolidated statements of operations. Subsidies that are not associated with expenses are recognized as other income. Four of the Company’s PRC subsidiaries received government subsidies of $2.93 million and $1.12 million for the years ended December 31, 2017 and 2016, respectively, which was recorded in other income when subsidies were received and all the conditions were met.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2017 and 2016. The Company’s effective tax rate differs from the PRC statutory rate primarily due to non-deductible expenses, temporary differences, and preferential tax treatment.

The Company files income tax returns with the relevant government authorities in the U.S. and the PRC.

Foreign Currency Translation and Other Comprehensive Income

The reporting currency of the Company is the U.S. dollar. The functional currency of Ever-Glory, Perfect Dream, Ever-Glory HK and Ever-Glory Supply Chain is the U.S. dollar. The functional currency of Goldenway, New Tailun, Catch-luck, Ever-Glory Apparel, Shanghai LA GO GO, Jiangsu LA GO GO, Tianjin LA GO GO, He Meida, Huirui, Yalan, Yiduo and Taixin is the Chinese RMB.

For the subsidiaries whose functional currency is the RMB, all assets and liabilities are translated at the exchange rate on the balance sheet date; equity is translated at historical rates and items in the statement of income are translated at the average rate for the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of equity and amounted to $2.59 million and ($3.27) million as of December 31, 2017 and 2016, respectively. Assets and liabilities at December 31, 2017 and 2016 were translated at RMB6.51 and RMB6.94 to $1.00 respectively. The average translation rates applied to income statement accounts and statement of cash flows for the years ended December 31, 2017 and 2016 were RMB6.76 and RMB6.64 to $1.00, respectively. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Translation gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred and amounted to $1.88 million and ($0.69 million) for the years ended December 31, 2017 and 2016, respectively.

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

The Company applies ASC 280 “Segment Reporting” which establishes standards for operating information regarding operating segments in financial statements and requires selected information for those segments to be presented in financial reports issued to stockholders. ASC 280 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company reports financial and operating information in two segments:

(1)  Wholesale apparel manufacture and sales

(2)   Retail sales of own-brand clothing

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This new standard is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively, with early adoption now permitted to the original effective date of December 15, 2016. The Company is in the process of reviewing revenue contracts across each revenue stream and continues to evaluate the impact the standard would have on each revenue stream.  As a result of the Company's evaluation performed to date, the Company does not believe the adoption of this new standard will have a material impact on the Company's revenue recognition policy.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations. The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date for this ASU is the same as the effective date for ASU 2014-09, Revenue from Contracts with Customers. As a result of the Company's evaluation performed to date, the Company does not believe the adoption of this new standard will have a material impact on the Company's revenue recognition policy.

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

In January 2017, the FASB issued ASU No. 2017-04 "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" which modifies the measurement of goodwill. An entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2019. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s consolidated financial statements.

Reclassification

Certain reclassifications have been made to the prior period amounts to conform to the current period's presentation.

NOTE 3 INVENTORIES

Inventories at December 31, 2017 and 2016 consisted of the following:

	December 31, 2017	December 31, 2016
	(In thousands of U.S. Dollars)
Raw materials	$2,148	$1,603
Work-in-progress	8,852	9,347
Finished goods	45,182	38,680
Total inventories	$56,182	$49,630

NOTE 4 INTANGIBLE ASSETS

Land use rights

In 2006, the Company obtained a fifty-year land use right on 112,442 square meters of land in the Nanjing Jiangning Economic and Technological Development Zone.

In 2014, the Company obtained a fifty-year land use right on 23,333 square meters of land in the Suzhou Kunshan Jinxi Tower Jinxing Road.

In 2015, the Company obtained a fifty-year land use right on 33,427 square meters of land in the Tianjin Wuqing Development Zone.

Land use rights at December 31, 2017 and 2016 consisted of the following:

	2017	2016
	(In thousands of U.S. Dollars)
Land use rights	$5,475	$5,131
Less: accumulated amortization	(566)	(448)
Land use rights, net	$4,909	$4,683

Amortization expense was $0.12 million and $0.12 million for the years ended December 31, 2017 and 2016, respectively. Future expected amortization expense for land use rights is approximately $0.12 million for each of the next five years.

Acquisition of Shanghai Yiduo

On June 26, 2014, Shanghai LA GO entered into a contract with Shanghai Yiduo Fashion Company Limited (“Shanghai Yiduo”) to acquire 78% of the shares of Shanghai Yiduo for $0.75 million (RMB4.6 million).  The Company gained effective control of Shanghai Yiduo by the end of March 27, 2015 and Shanghai Yiduo was consolidated on March 31, 2015. Management made a preliminary valuation of Shanghai Yiduo, including the value of the designer team and other marketing related intangibles and recorded $0.85 million as intangible assets in the consolidated balance sheet as of March 31, 2015. During the three months ended June 30, 2015, the Company made a $1.06 million (RMB6.5 million) capital contribution to Shanghai Yiduo as required by the acquisition agreement. As a result, the value of this capital contribution to Shanghai Yiduo was recorded as intangible assets, and the non-controlling interest increased by $0.23 million. Management believes that the acquisition will improve the Company’s design and product development ability.

NOTE 5 PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2017 and 2016:

	2017	2016
	(In thousands of U.S. Dollars)
Property and plant	$28,922	$23,259
Leasehold improvements	16,651	15,844
Construction-in-progress	90	16
Equipment and machinery	2,877	2,603
Office equipment and furniture	3,739	3,340
Motor vehicles	1,147	1,114
	53,426	46,176
Less: accumulated depreciation	(27,535)	(23,482)
Property and equipment, net	$25,891	$22,694

Depreciation expense was $6.89 million and $7.79 million for the years ended December 31, 2017 and 2016, respectively.

NOTE 6 OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2017 and 2016 consisted of the following:

	2017	2016
	(In thousands of U.S. Dollars)
Advance from customers	$1,036	$872
Accrued wages and welfare	6,146	5,547
Other payables	9,272	8,588
Total other payables and accrued liabilities	$16,454	$15,007

NOTE 7 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short term bank loans consisted of the following as of December 31, 2017, and 2016.

	December 31, 2017	December 31, 2016
Bank	(In thousands of U.S. Dollars)
Industrial and Commercial Bank of China	$21,504	$11,232
Nanjing Bank	9,216	9,360
China Minsheng Banking	3,072	2,880
HSBC	2,402	-
Bank of Communications	1,536	2,880
China Everbright Bank	-	2,880
	$37,730	$29,232

In December 2016, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $9.2 million (RMB60.0 million). These loans are collateralized by the Company’s property and equipment. As of December 31, 2017, Goldenway had borrowed $6.1 million (RMB40.0 million) from Industrial and Commercial Bank of China with an annual interest rates ranging from 4.57% to 4.70% and due on various dates from January to November 2018. As of December 31, 2017, approximately $3.1 million was unused and available under this line of credit.

In September 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $18.4 million (RMB120.0 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of December 31, 2017, Ever-Glory Apparel had borrowed $15.4 million (RMB 100.0 million) under this line of credit with annual interest rates ranging from 4.57% to 4.7% and due on various dates from April to September 2018. As of December 31, 2017, approximately $3.0 million was unused and available under this line of credit.

In June 2016, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.7 million (RMB50.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of December 31, 2017, Goldenway had borrowed $1.5 million (RMB10.0 million) from Nanjing Bank with annual interest rates ranging from 4.37% to 4.54% and due on various dates from May to October 2018. As of December 31, 2017, approximately $6.2 million was unused and available under this line of credit.

In June 2016, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.2 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of December 31, 2017, Ever-Glory Apparel had borrowed $6.2 million (RMB40.0 million) from Nanjing Bank with an annual interest rates 4.41% and due on various dates from January to March 2018. As of December 31, 2017, approximately $3.0 million was unused and available under this line of credit.

In March 2017, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.1 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of December 31, 2017, LA GO GO had borrowed $1.5 million (RMB10.0 million) under this line of credit with an annual interest rate of 5.0% and due in May 2018. As of December 31, 2017, approximately $1. 6 million (RMB10.0 million) was unused and available under this line of credit.

In December 2016, LA GO GO entered into a line of credit agreement for approximately $3.1 million (RMB20.0 million) with China Minsheng Banking and guaranteed by Ever-Glory Apparel and Mr. Kang. As of December 31, 2017, LA GO GO had borrowed $3.1 million (RMB20.0 million) from China Minsheng Banking with an annual interest rate of 4.57% and due in December 2018.

In January 2015, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $2.5 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of December 2017, Ever-Glory Apparel had borrowed $2.4million from HSBC with an annual interest rate of 3.0% and due in October 2018, and collateralized by approximately $2.8 million of accounts receivable from our wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of December 31, 2017, approximately $0.1 million was unused and available under this line of credit.

In September 2017, LA GO GO entered into a line of credit agreement for approximately $3.4 million (RMB22.0 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Jiangsu LAGOGO. As of December 31, 2017, LA GO GO had borrowed $1.5 million (RMB10.0 million) from the Bank of Communications with an annual interest rate 4.57% and due in September 2018. As of December 31, 2017, approximately $1.9 million was unused and available under this line of credit.

In July 2016, Ever-Glory Apparel entered into a line of credit agreement for approximately $6.1 million (RMB40.0 million) with China Everbright Bank and guaranteed by Goldenway and Mr. Kang. These loans are also collateralized by Jiangsu Ever-Glory’s property. As of December 31, 2017, approximately $6.1 million was unused and available under this line of credit.

In March 2016, Ever-Glory Apparel entered into a line of credit agreement for approximately $4.6 million (RMB30.0 million) with Bank of China and guaranteed by Jiangsu Ever-Glory. These loans are also collateralized by assets of Jiangsu Ever-Glory’s equity investee, Chuzhou Huarui, under a collateral agreement executed by Ever-Glory Apparel, Chuzhou Huarui and Bank of China. As of December 31, 2017, approximately $4.6 million was unused and available under this line of credit.

All loans have been repaid before or at maturity date.

Total interest expense on bank loans amounted to $1.65 million and $2.0 million for the year ended December 31, 2017 and 2016, respectively.

The annual average interest rate of bank loans was 4.92% and 5.39% for the year ended December 31, 2017 and 2016, respectively.

NOTE 8 DERIVATIVE LIABILITY

At December 31, 2016, the Company had one outstanding forward foreign exchange contract (sell EUR dollars for RMB), with total notional amount of EUR€0.65 million. The fair value of this contract at December 31, 2016 was not significant.

At December 31, 2017, the Company had five outstanding forward foreign exchange contracts (sell EUR dollars for RMB), with total notional amount of EUR€1.68 million. The fair value of this contract at December 31, 2017 was not significant.

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

Ever-Glory Supply Chain Service Co., Limited was incorporated in Hongkong, and under the current laws of Hongkong, are subject to income tax at the 16.5% statutory rate.

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

After the tax liability adjustment resulted from the reevaluation of the Company’s tax position (resulting in the company allocating substantially all of the earnings of the Samoan subsidiary to the PRC and reporting such earnings as taxable in the PRC), pre-tax income for the year ended December 31, 2017 and 2016 was taxable in the following jurisdictions:

	2017	2016
	(In thousands of U.S. Dollars)
PRC	$17,881	$10,266
BVI	(1)	5
Others	(10)	(10)
	$17,870	$10,261

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the years ended December 31, 2017 and 2016, respectively:

	2017	2016
	(In thousands of U.S. Dollars)
PRC statutory rate	25.0%	25.0%
Net operating losses for which no deferred tax assets was recognized	6.4	13.5
Other	1.1	1.2
Effective income tax rate	32.5%	39.7%

Income tax expense for the years ended December 31, 2017 and 2016 is as follows:

	2017	2016
	(In thousands of U.S. Dollars)
Current	$7,177	$3,814
Deferred	(1,372)	263
Income tax expense	$5,805	$4,077

The Company’s deferred tax liabilities arise from differences between US GAAP and PRC tax accounting for certain revenue and expense items, including timing of deduction of losses from allowances.

The Company has not recorded U.S. deferred income taxes on approximately $95.2 million of its non-U.S. subsidiaries’ undistributed earnings because such amounts are intended to be reinvested outside the United States indefinitely. The U.S. Tax Reform signed into law on December 22, 2017 significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, no deferred tax expense (income) relating to the Tax Act changes for the year ended December 31, 2017.

NOTE 10 EARNINGS PER SHARE

Basic and diluted earnings per share for 2017 and 2016 were calculated as follows:

	2017	2016
Weighted average number of common shares- Basic and diluted	14,795,992	14,787,270

Earnings per share - basic and diluted	$0.84	$0.46

NOTE 11 STOCKHOLDERS’ EQUITY

Stock Issued to Independent Directors

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

Statutory Reserve

Subsidiaries incorporated in China are required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (“PRC GAAP”). Appropriations to the statutory surplus reserve are to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital.  Appropriations to the statutory public welfare fund are 10% of the after tax net income determined in accordance with PRC GAAP. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. Appropriations to the surplus reserve are made at the discretion of the Board of Directors. Effective January 1, 2006, the Company is only required to contribute to one statutory reserve fund at 10% of net income after tax per annum, and any contributions are not to exceed 50% of the respective companies’ registered capital.

As of December 31, 2017, New-Tailun and Catch-Luck had fulfilled the 50% statutory reserve contribution requirement; therefore no further transfers are required for those entities. In 2017, Shanghai La GO GO appropriated $0.69 million to the statutory reserve.

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

Other income from Related Parties

Jiangsu Wubijia Trading Company Limited (“Wubijia”) is an entity engaged in high-grade home goods sales and is controlled by Mr. Kang. Wubijia has sold their home goods on consignment in some Company’s retail stores since the third quarter of 2014. During the year ended December 31, 2017 and 2016, the Company received $54,081 and $30,741 from the customers and paid $42,241 and $26,328 to Wubijia through the consignment, respectively. The net profit of $11,840 and $4,413 was recorded as other income during the years ended December 31, 2017 and 2016, respectively.

Nanjing Knitting Company Limited (“Nanjing Knitting”) is an entity engaged in knitted fabric products and knitting underwear sales and is controlled by Mr. Kang. Nanjing Knitting has sold their knitting underwear on consignment in some Company’s retail stores since the third quarter of 2015. During the years ended December 31, 2017 and 2016, the Company received $6,443 and $123,679 from the customers and paid $11,661 and $104,226 to Nanjing Knitting through the consignment, respectively. The net profit (loss) of ($5,218) and $19,453 was recorded as other income during the years ended December 31, 2017 and 2016.

Included in other income for the years ended December 31, 2017 and 2016 is rent income from EsC’Lav, the entity controlled by Mr. Kang under operating lease agreement with term though 2017. The rent income is $14,638 and $59,838 for the years ended December 31, 2017 and 2016, respectively.

Other expenses due to Related Parties

Included in other expenses for the years ended December 31, 2017 and 2016 are rent costs due to entities controlled by Mr. Kang under operating lease agreements as follows (See details at Note 13):

	2017	2016
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$47	$47
Chuzhou Huarui	222	226
Kunshan Enjin	44	45
Total	$313	$318

The Company leases Jiangsu Ever-Glory’s factory as the factory is in a location where there is a good supply of experienced workers. The Company leases Chuzhou Huarui and Kunshan Enjin’s warehouse spaces because the locations are convenient for transportation and distribution.

Purchases from, and Sub-contracts with Related Parties

The Company purchased raw materials of $1.39 million and $0.40 million during the years ended 2017 and 2016, respectively, from Nanjing Knitting.

In addition, the Company sub-contracted certain manufacturing work to related companies totaling $23.79 million and $27.63 million for the years ended December 31, 2017 and 2016, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the years ended December 31, 2017 and 2016 are as follows:

	2017	2016
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$15,998	$15,366
Chuzhou Huarui	4,155	5,867
Ever-Glory Cambodia	179	3,344
Fengyang Huarui	1,860	1,245
Nanjing Ever-Kyowa	1,577	1,804
EsC’Lav	20	6
Total	$23,789	$27,632

Accounts Payable – Related Parties

The accounts payable to related parties at December 31, 2017 and 2016 are as follows:

	2017	2016
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$1,934	1,938
Fengyang Huarui	459	709
Nanjing Ever-Kyowa	900	785
Chuzhou Huarui	1,152	643
Ever-Glory Cambodia	-	262
Nanjing Knitting	114	-
Esc’elav	6	-
Jiangsu Ever-Glory	110	-
Total	$4,675	$4,337

Amounts Due From Related Parties – Current Assets

The amounts due from related parties at December 31, 2017 and 2016 are as follows:

	2017	2016
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$265	$403
Nanjing Knitting	-	9
EsC'eLav	-	74
Total	$265	$486

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. During 2017 and 2016, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices.  The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at cost for $0.3 million and $2.9 million during 2017 and 2016, respectively.  Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at cost for $49,967 and $532,123 during 2017 and 2016, respectively.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon the expiration or termination of the underlying lines of credit and is to pay an annual interest at the rate of 6.0% of the amounts provided. As of December 31, 2017 and 2016, Jiangsu Ever-Glory had provided guarantees for approximately $49.5 million (RMB 322.0 million) and $52.4 million (RMB 364.0 million) of lines of credit obtained by the Company, respectively. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. As of December 31, 2017 and 2016, the value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $31.6 million (RMB 205.5 million) and $29.6 million (RMB 205.5 million), respectively. Mr. Kang has also provided a personal guarantee for $21.5 million (RMB 140.0 million) and $30.1 million (RMB 209.0 million) at the years ended of December 31, 2017 and 2016, respectively.

As of December 31, 2016, $14.1 million (RMB98.2 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the year ended December 31, 2017, an additional $7.4 million (RMB 48.1 million) was provided to and repayment of $9.6 million (RMB 62.7 million) was received from Jiangsu Ever-Glory under the counter-guarantee agreement. As of December 31, 2017, the amount of the counter-guarantee had decreased to $12.8 million (RMB 83.6 million) (the difference represents currency exchange adjustment of $0.94 million), which was 26.0% of the aggregate amount of lines of credit. This amount plus accrued interest of $2.6 million (2017) and $1.8 million (2016) have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. As of December 31, 2017 and 2016, the amount classified as a reduction of equity was $15.4 million and $15.9 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. From April 1, 2015, interest rate has changed to 0.41% as the bank benchmark interest rate decreased. Interest income for the years ended December 31, 2017 and 2016 was approximately $0.8 million and $0.8 million, respectively.

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

Operating Lease Commitment

The Company has entered into the operating lease agreement with Jiangsu Ever-Glory since the inception of the Company. The leased factory is located in Nanjing Shangfang Town. The lease term is one year and can be renewed once a year. On January 1, 2017, the Company renewed the lease which expires on December 31, 2017, at an annual rental of $45,000 (RMB 0.3 million). For the years ended December 31, 2017 and 2016, the Company recognized rental expense in the amounts of approximately $46,472 and $47,257, respectively.

The Company has entered into the operating lease agreement with Chuzhou Huarui as LA GO GO’s logistics warehouse in 2017. The leased warehouse is located in Chuzhou City in Anhui Province. The lease term is one year and which expires on December 31, 2017, at an annual rental of $0.2 million (RMB 1.5 million). For the years ended December 31, 2017 and 2016, the Company recognized rental expense in the amounts of approximately $222,000 and $225,750, respectively.

The Company has entered the operating lease agreement with Kunshan Enjin as LA GO GO’s Logistics warehouse since inception of the Company. The leased warehouse is located in Suzhou Kunshan. The lease term is one year and can be renewed once a year. On January 1, 2017, the Company renewed the lease which expires on December 31, 2017, at an annual rental of $43,000 (RMB 0.3 million). For the years ended December 31, 2017 and 2016, the Company recognized rental expense in the amounts of approximately $44,231 and $44,978, respectively.

The Company has entered the operating lease agreement with Shahe Village for approximately 10 Mu of land in Shahe Village, Shanghai. The term of the lease is 40 years starting from January 1, 2013, with an annual rent of $0.4 million (RMB 2.6 million) for the first 5 years. The rent will increase by $15,000 (RMB 0.1 million) every five years. For the years ended December 31, 2017 and 2016 total rental expense was $0.4 million and $0.5 million, respectively.

The Company leases retail space, warehouses and office facilities under operating leases expiring on various dates through 2017. The majority of the Company’s retail leases is for twelve-month periods and provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a rent liability in the consolidated balance sheets and the corresponding rent expense when management determines that achieving the specified levels during the fiscal year is probable. Total rent expense was $52.98 million and $50.3 million for the years ended December 31, 2017 and 2016, respectively.  Future minimum lease payments for leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

Year ending December 31, (In thousands of U.S. Dollars)
2018	389
2019	389
2020	389
2021	389
2022	389
Thereafter	13,240
$15,185

Legal Proceedings

There is no material pending legal proceeding to which the Company is a party.

NOTE 14 CONCENTRATIONS AND RISKS

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Based on management’s assessment of the amount of probable credit losses, if any, in existing accounts receivable, management has concluded that no allowance for doubtful accounts is necessary at December 31, 2017 and 2016. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability.

The Company had one customer represented approximately 13.5% of the total revenues for the year ended December 31, 2017 and had no customer represented more than 10% of the total revenues for the year ended December 31, 2016.

For the Company’s wholesale business during 2017 and 2016, no supplier represented more than 10% of the total raw materials purchased.

For the Company’s retail business, the Company had six suppliers represented approximately 11.7%, 12.0%, 13.3%, 13.9%, 15.7% and 17.1% of the total raw materials purchased, respectively during 2017. The company had no supplier represented more than 10% of the total raw materials purchased during 2016.

For the wholesale business, the Company relied on one manufacturer for 24.0% and 24.7% of total purchased finished goods during 2017 and 2016, respectively.

For the retail business, the Company did not rely on any single manufacturer for more than 10% of total purchased finished goods during 2017 and 2016.

The Company’s revenues for the years ended December 31, 2017 and 2016 were earned in the following geographic areas:

	2017	2016
	(In thousands of U.S. Dollars)
Mainland China	$65,811	$61,589
Hong Kong China	39,738	22,853
Germany	8,901	8,167
United Kingdom	12,417	14,865
Europe-Other	34,804	46,266
Japan	3,515	11,374
United States	25,050	23,118
Total wholesale business	190,236	188,232
Retail business	225,345	204,434
Total	$415,581	$392,666

Substantially all of the Company’s long-lived assets were attributable to the PRC as of December 31, 2017 and 2016.

NOTE 15 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)  Wholesale segment

(b)  Retail segment

	Wholesale segment	Retail segment	Total
December 31, 2017	(In thousands of U.S. Dollars)
Segment profit or loss:
Net revenue from external customers	$190,236	$225,345	$415,581
Income from operations	$10,331	$4,418	$14,749
Interest income	$1,188	$72	$1,260
Interest expense	$1,275	$373	$1,648
Depreciation and amortization	$1,104	$5,911	$7,015
Income tax expense	$3,048	$2,757	$5,805
Segment assets:
Additions to property, plant and equipment	$759	$7,805	$8,564
Total assets	$97,026	$147,966	$244,992

December 31, 2016
Segment profit or loss:
Net revenue from external customers	$188,232	$204,434	$392,666
Income from operations	$9,657	$63	$9,720
Interest income	$993	$66	$1,059
Interest expense	$1,555	$442	$1,997
Depreciation and amortization	$999	$6,916	$7,915
Income tax expense	$2,283	$1,794	$4,077
Segment assets:
Additions to property, plant and equipment	$242	$10,774	$11,016
Total assets	$71,361	$129,901	$201,262

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

During the Company’s two most recent fiscal years ended December 31, 2017 and 2016, and during the subsequent period preceding Borgers’ engagement, neither the Company nor anyone acting on its behalf consulted with Borgers on (i) any matters regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the our consolidated financial statements, and no written report or oral advice was provided to us that Borgers concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was subject to any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions thereto, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended December 31, 2017. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of December 31, 2017. Our disclosure controls and procedures were not effective because of the “material weaknesses” described below under “Management’s Annual Report on Internal Controls Over Financial Reporting”.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in Internal Control—Integrated Framework. Because of the material weaknesses described in the following paragraphs, management believes that, as of December 31, 2017, our internal control over financial reporting was not effective based on those criteria.

A “material weakness” is defined under the SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls. As a result of its review, management concluded that we had following material weakness in our internal control over financial reporting process:

●	The personnel primarily responsible for the preparation of our financial statements do not have requisite levels of knowledge and training in the application of U.S. GAAP commensurate with our financial reporting requirements.

Remediation of Material Weaknesses

During the year ended December 31, 2017, we implemented the following measures to remediate the material weaknesses identified:

●

We continued to implement our formal training plan and procured applicable training for our accounting and internal controls staff to enhance our understanding of U.S. GAAP and internal control over financial reporting;

●	We engaged outside consultant in the review of our financial statements for year ended December 31, 2017 in December 2017;

Despite the above measures which were intended to address the identified material weaknesses as well as to enhance our overall internal control environment, management concluded that as of December 31, 2017, the material weaknesses identified above had not been fully remediated.

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

Changes in Internal Control Over Financial Reporting

Other than described above, during the fourth quarter of the fiscal year ended December 31, 2017, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table includes the names, positions held, and ages of our current executive officers and directors as of December 31, 2017:

Name	Age	Position	Held Position Since

Edward Yihua Kang	55	Chief Executive Officer, President, and Director	2005

Jiajun Sun	45	Chief Operating Officer and Director	2005

Jason Jiansong Wang	39	Chief Financial Officer and Secretary	2010

Jianhua Wang (1)(2)(3)	51	Director	2014

Zhixue Zhang (1)(2)(3)	51	Director	2008

Merry Tang (1) (2)(3)	58	Director	2011

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

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

Jianhua Wang was appointed as a member of the Board of Directors and chairman of the nominating & governance committee in September 24, 2014 and serves on the Audit Committee and compensation committee. Mr. Wang is the Chief Lawyer of Wang Jianhua Law Offices, a boutique law firm based in Kunshan city, Jiangsu Province. Mr. Wang had more than 20 years of practicing experience in corporate, securities and business laws in China. He held numerous honors and distinctions, including being listed as one of Outstanding Young Lawyers of Jiangsu Province. He was a member of the Standing Committee of People’s Political Consultant Committee of Kunshan City. He is currently a member of the Advisory Board of Legal Affairs of The People’s Government of Kunshan City, Vice Chairman of the Entrepreneurs Chamber of Commerce of Peking University Alumni of Suzhou City, Vice Chairman of the Bar of Kunshan City, a member of the Social Security and Labor Law Committee of the Jiangsu Provincial Bar. He had a master degree in Executive Master of Business Administration (EMBA) from Guanghua School of Management Peking University.

Zhixue Zhang was appointed to the Board of Directors in March 2008 and serves on the Audit Committee and as chairman of the Compensation Committee.  Mr. Zhang is a professor of Organizational Management at Peking University, and has held this position since August 2008. Mr. Zhang has over fifteen years of experience in the fields of organizational psychology, management and organizational culture as it relates to conducting business within China and with Chinese businesses. From August 2001 to July 2008, he was the Associate professor at Peking University. From August 2006 to June 2007, he was a Freeman Fellow at the University of Illinois at Urbana-Champaign. From September 2001 to March 2002, he was a visiting scholar at the Kellogg School of Management at Northwestern University. Mr. Zhang holds a Ph.D. from the University of Hong Kong, and a M.Sc. from Beijing Normal University, and a B.Sc. from Henan University.  Mr. Zhang’s life-long background of management education, as well as his business aptitude and strong analytical skills, qualify him for his position as one of our Directors.

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

Jiansong Wang was appointed as the Chief Financial Officer and Corporate Secretary in September 2010.  From September 2009 to September 1, 2010, he was the General Manager of the Accounting Department in Ever-Glory International Group Apparel Inc., a subsidiary of the Company.  From July 2006 to August 2009, he served as the International Settlement Accountant for Goldenway Nanjing Garments Co. Ltd., a subsidiary of the Company.  From March 2004 to June 2006, he served as the General Manager of the Accounting Department in MG Garment Manufacturing Co., Ltd.  From July 2002 to February 2004, Mr. Wang served as the Cost Accountant in Nanjing GongNongBing Textile (Group) Co., Ltd. Mr. Wang earned a master degree in Master of Professional Accounting (MPACC) from Hohai University in the PRC.

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

Audit Committee

The Board of Directors adopted and approved a charter for the Audit Committee on March 13, 2008, and the charter was amended on May 26, 2008, on June 20, 2008 and further amended December 22, 2015. Currently, three directors comprise the Audit Committee: Ms. Tang, Mr. Wang and Mr. Zhang.  Ms. Tang serves as the chairwoman of the Audit Committee. The members of the Audit Committee are currently “independent directors” as that term is defined in Rule 5005 of NASDAQ Listing Rules.  Ms. Tang qualifies as an “audit committee financial expert” as that term is defined in applicable regulations of the SEC.

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

Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires our directors and certain of our officers, as well as persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports with the SEC. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, and all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent shareholders were complied with during the fiscal year ended December 31, 2017.

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

Meetings of the Board of Directors and Annual Meeting Attendance

Our board of directors met telephonically once in 2017 and also acted by unanimous written consents. Each member of our board of directors was present at one hundred (100%) percent or more of the board of director’s meetings held.

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

Compensation Benchmarking and Peer Group

Our Board of Directors did not rely on any consultants or utilize any peer company comparisons or benchmarking in 2017 in setting executive compensation. However, our management has considered competitive market practices by reviewing publicly available information relating to compensation of executive officers at other comparable companies in the apparel industry in China in making its recommendations to our Board of Directors regarding our executives’ compensation for fiscal year 2017. As our company evolves, we expect to take steps, including the utilization of peer company comparisons and/or hiring of compensation consultants, to ensure that the Board has a comprehensive picture of the compensation paid to our executives and with a goal toward total direct compensation for our executives that are on a par with the median total direct compensation paid to executives in peer companies if annually established target levels of performance at the company and business segment level are achieved.

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

Long-Term Incentive Plan Awards

We currently have a 2014 equity incentive plan pursuant to which 1,500,000 shares were authorized. No stock awards or stock option grants were made to any of the named executive officers during the fiscal year ended December 31, 2017. No stock options were held by the named executive officers as of December 31, 2017.

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

Summary Compensation Table for Fiscal Year 2017, 2016 and 2015

The following table sets forth information for the fiscal year ended December 31, 2017, 2016 and 2015 concerning the compensation paid and awarded to all individuals serving as (a) our Chief Executive Officer and Chief Financial Officer (b) the three most highly compensated Executive Officers (other than our Chief Executive Officer and Chief Financial Officer) of ours and our subsidiaries at the end of our fiscal year ended December 31, 2017, 2016, and 2015 whose total compensation exceeded $100,000 for these periods, and (c) two additional individuals for whom disclosure would have been provided pursuant to (b) except that they were not serving as executive officers at the end of our fiscal year ended December 31, 2017. These individuals may be collectively referred to in this report as our “Named Executive Officers.”

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kang Yihua
Chairman of the	2017	171,624	-						171,624
Board, Chief	2016	184,193	-						184,193
Executive Officer and President	2015	216,820	88,726						305,546

Jiansong Wang	2017	18,559	7,770						26,329
Chief Financial	2016	19,866	6,697						26,563
Officer	2015	19,396	8,015						27,411

(1)	All compensation is paid in Chinese RMB. For reporting purposes, the amounts in the table above have been converted to U.S. Dollars at the conversion rate of 6.76, 6.64 and 6.24 for 2017, 2016 and 2015, respectively. The officers listed in this table received no other form of compensation in the years shown, other than the salary set forth in this table.

Other Compensation

Other than as described above, there were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the executive officers during the year ended December 31, 2017. We do not have any retirement, pension, or profit-sharing programs for the benefit of our directors, officers or other employees. The Board of Directors may recommend adoption of one or more such programs in the future.

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

Director Compensation for Fiscal 2016

The following table reflects all compensation awarded to, earned by or paid to our directors for the fiscal year ended December 31, 2017. Directors who are also officers do not receive any additional compensation for their services as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (1)
Kang Yihua	171,624	—	—	—	—	—	171,624
Sun Jia Jun	155,400	—	—	—	—	—	155,400
Jianhua Wang	—	5,000	—	—	—	—	5,000
Zhixue Zhang	—	5,000	—	—	—	—	5,000
Merry Tang	34,000	—					34,000

(1)	All cash compensation was paid in RMB except the cash compensation paid to Ms. Tang. The amounts in the foregoing table have been converted into U.S. Dollar at the conversion rate of 6.76 RMB to the dollar.

Service Description	Amount (in U.S. dollars)

Base Compensation	$3,000
Audit Committee Member	$1,000
Compensation Committee Member	$1,000
Audit Committee Chairman	$3,000
Audit Committee Financial Expert	$26,000

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

Outstanding Equity Awards at Fiscal Year-End

None of our executive officers was granted or otherwise received any option, stock or equity incentive plan awards during 2017 and there were no outstanding unexercised options previously awarded to our officers and directors, at the fiscal year end, December 31, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 18, 2018, for each of the following persons:

●	each of our directors and each of the named executive officers in the “Management” section of this Annual Report;

●	all directors and named executive officers as a group; and

●	each person who is known by us to own beneficially five percent or more of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Ever-Glory International Group, Inc. The percentage of class beneficially owned set forth below is based on 14,795,992 shares of our common stock outstanding on March 19, 2018.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock (1)	Percent of Class

Executive Officers and Directors
Yi Hua Kang	4,802,315	32.46%
Jia Jun Sun	174,800	1.18%
Jason Jiansong Wang	-	-
Merry Tang	10,399	*
Zhixue Zhang	20,272	*
Jianhua Wang	5,752	*
All Executive Officers and Directors as a Group (six persons)	5,010,382	33.87%
5% Holders
Ever-Glory Enterprises (H.K.) Ltd. (2)	5,623,098	38.01%
Huake Kang (2)	5,623,098	38.01%

*	less than 1%

(1)	The percentage of shares beneficially owned is based on 14,795,992 shares of common stock outstanding as of March 19, 2018. Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment and dispositive power of the shares.

(2)	Huake Kang is the sole director and majority shareholder of Ever-Glory Enterprises (H.K.) Ltd. and, as such, may be deemed to be the beneficial owner of the 5,623,098 shares held by Ever-Glory Enterprises (H.K.) Ltd. Huake Kang is the son of Yi Hua Kang.

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

Other income from Related Parties

Jiangsu Wubijia Trading Company Limited (“Wubijia”) is an entity engaged in high-grade home goods sales and is controlled by Mr. Kang. Wubijia has sold their home goods on consignment in some Company’s retail stores since the third quarter of 2014. During the year ended December 31, 2017 and 2016, the Company received $54,081 and $30,741 from the customers and paid $42,241 and $26,328 to Wubijia through the consignment, respectively. The net profit of $11,840 and $4,413 was recorded as other income during the years ended December 31, 2017 and 2016, respectively.

Nanjing Knitting Company Limited (“Nanjing Knitting”) is an entity engaged in knitted fabric products and knitting underwear sales and is controlled by Mr. Kang. Nanjing Knitting has sold their knitting underwear on consignment in some Company’s retail stores since the third quarter of 2015. During the years ended December 31, 2017 and 2016, the Company received $6,443 and $123,679 from the customers and paid $11,661 and $104,226 to Nanjing Knitting through the consignment, respectively. The net profit (loss) of ($5,218) and $19,453 was recorded as other income during the years ended December 31, 2017 and 2016.

Included in other income for the years ended December 31, 2017 and 2016 is rent income from EsC’Lav, the entity controlled by Mr. Kang under operating lease agreement with term though 2017. The rent income is $14,638 and $59,838 for the years ended December 31, 2017 and 2016, respectively.

Other expenses due to Related Parties

Included in other expenses for the years ended December 31, 2017 and 2016 are rent costs due to entities controlled by Mr. Kang under operating lease agreements as follows (See details at Note 13):

	2017	2016
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$47	$47
Chuzhou Huarui	222	226
Kunshan Enjin	44	45
Total	$313	$318

The Company leases Jiangsu Ever-Glory’s factory as the factory is in a location where there is a good supply of experienced workers. The Company leases Chuzhou Huarui and Kunshan Enjin’s warehouse spaces because the locations are convenient for transportation and distribution.

Purchases from, and Sub-contracts with Related Parties

The Company purchased raw materials of $1.39 million and $0.40 million during the years ended 2017 and 2016, respectively, from Nanjing Knitting.

In addition, the Company sub-contracted certain manufacturing work to related companies totaling $23.79 million and $27.63 million for the years ended December 31, 2017 and 2016, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the years ended December 31, 2017 and 2016 are as follows:

	2017	2016
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$15,998	$15,366
Chuzhou Huarui	4,155	5,867
Ever-Glory Cambodia	179	3,344
Fengyang Huarui	1,860	1,245
Nanjing Ever-Kyowa	1,577	1,804
EsC’Lav	20	6
Total	$23,789	$27,632

Accounts Payable – Related Parties

The accounts payable to related parties at December 31, 2017 and 2016 are as follows:

	2017	2016
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$1,934	1,938
Fengyang Huarui	459	709
Nanjing Ever-Kyowa	900	785
Chuzhou Huarui	1,152	643
Ever-Glory Cambodia	-	262
Nanjing Knitting	114	-
Esc’elav	6	-
Jiangsu Ever-Glory	110	-
Total	$4,675	$4,337

Amounts Due From Related Parties – Current Assets

The amounts due from related parties at December 31, 2017 and 2016 are as follows:

	2017	2016
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$265	$403
Nanjing Knitting	-	9
EsC'eLav	-	74
Total	$265	$486

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. During 2017 and 2016, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices.  The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at cost for $0.3 million and $2.9 million during 2017 and 2016, respectively.  Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at cost for $49,967 and $532,123 during 2017 and 2016, respectively.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon the expiration or termination of the underlying lines of credit and is to pay an annual interest at the rate of 6.0% of the amounts provided. As of December 31, 2017 and 2016, Jiangsu Ever-Glory had provided guarantees for approximately $49.5 million (RMB 322.0 million) and $52.4 million (RMB 364.0 million) of lines of credit obtained by the Company, respectively. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. As of December 31, 2017 and 2016, the value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $31.6 million (RMB 205.5 million) and $29.6 million (RMB 205.5 million), respectively. Mr. Kang has also provided a personal guarantee for $21.5 million (RMB 140.0 million) and $30.1 million (RMB 209.0 million) at the years ended of December 31, 2017 and 2016, respectively.

As of December 31, 2016, $14.1 million (RMB98.2 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the year ended December 31, 2017, an additional $7.4 million (RMB 48.1 million) was provided to and repayment of $9.6 million (RMB 62.7 million) was received from Jiangsu Ever-Glory under the counter-guarantee agreement. As of December 31, 2017, the amount of the counter-guarantee had decreased to $12.8 million (RMB 83.6 million) (the difference represents currency exchange adjustment of $0.94 million), which was 26.0% of the aggregate amount of lines of credit. This amount plus accrued interest of $2.6 million (2017) and $1.8 million (2016) have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. As of December 31, 2017 and 2016, the amount classified as a reduction of equity was $15.4 million and $15.9 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. From April 1, 2015, interest rate has changed to 0.41% as the bank benchmark interest rate decreased. Interest income for the years ended December 31, 2017 and 2016 was approximately $0.8 million and $0.8 million, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On December 2017 the Audit Committee engaged BF Borgers CPA PC as our independent auditor.

Fees for audit services include fees associated with the annual audit and the review of documents filed with the SEC including quarterly reports on Form 10-Q and the Annual Report on Form 10-K.

	2017	2016
	(In thousands of U.S. Dollars)
Audit fees	$332	$321

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULE

(1)	Financial Statements

The consolidated financial statements of Ever-Glory International Group, Inc. are included in Part II, Item 8 of this Report.

(2)	Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Number	Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-KSB, filed March 29, 2006);

3.2	Articles of Amendment as filed with the Department of State of Florida, effective November 20, 2007 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed November 29, 2007);

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of our Current Report Form 8-K filed on April 22, 2008);

10.1	Land Development Agreement between Jiangsu Ever-Glory International Group Corp. and Nanjing Goldenway Garment Co., Ltd. (incorporated by reference to Exhibit 10.23 of our Annual Report on Form 10-K, filed March 12, 2008);

10.2	Lease Agreement between Jiangsu Ever-Glory International Group Co. and Nanjing New-Tailun Garment Co., Ltd. (incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K, filed March 12, 2008);

10.3	Revolving Line of Credit Agreement between Goldenway Nanjing Garment Co., Ltd, and Bank of Nanjing Co. Ltd. dated August 2, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 4, 2010);

10.4	Guaranty Agreement between Jiangsu Ever-Glory International Group Corporation. and Bank of Nanjing Co. Ltd .dated August 2, 2010 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 4, 2010);

10.5	Mortgage Agreement between Goldenway Nanjing Garment Co., Ltd. and Bank of Nanjing Co. Ltd. dated August 2, 2010 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 4, 2010);

10.6	Revolving Line of Credit Agreement between Ever-Glory International Group Apparel Inc., and Bank of Nanjing Co. Ltd. dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 17, 2010)

10.7	Guaranty Agreement between Jiangsu Ever-Glory International Group Corporation. and Bank of Nanjing Co. Ltd .dated March 11, 2010 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 17, 2010)

Number	Description

10.8	Guaranty Agreement between Goldenway Nanjing Garment Co., Ltd. and Bank of Nanjing Co. Ltd. dated March 11, 2010 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 17, 2010);

10.9	Unofficial English translation of the Working Capital Loan Agreement by and between Goldenway Nanjing Garment Co., Ltd. and Shanghai Pudong Development Bank dated January 4, 2011 (incorporate by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 10, 2011)

10.10	Unofficial English translation of the Mortgage Agreement by and between Goldenway Nanjing Garment Co., Ltd. and Shanghai Pudong Development Bank dated January 4, 2011 (incorporate by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 10, 2011)

10.11	Unofficial English version of the Banking Facility Agreement by and between Ever-Glory International Group Apparel Inc. and Perfect Dream Ltd. as borrowers and Nanjing Branch of HSBC (China) Company Limited dated July 29, 2011 (incorporate by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 4, 2011)

10.12	Unofficial English version of the Personal Guarantee Agreement by and between Mr. Edward Yihua Kang and Nanjing Branch of HSBC (China) Company Limited in favor of facilities available to Ever-Glory International Group Apparel Inc. dated June 29, 2011 (incorporate by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 4, 2011)

10.13	Unofficial English version of the Personal Guarantee Agreement by and between Mr. Edward Yihua Kang and Nanjing Branch of HSBC (China) Company Limited in favor of facilities available to Perfect Dream Ltd. dated June 29, 2011(incorporate by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 4, 2011)

10.14	Unofficial English version of the Corporate Guarantee Agreement by and between Ever-Glory International Group Inc. and Nanjing Branch of HSBC (China) Company Limited in favor of facilities available to Ever-Glory International Group Apparel Inc. dated June 29, 2011(incorporate by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 4, 2011)

10.15	Unofficial English version of the Corporate Guarantee Agreement by and between Ever-Glory International Group Inc. and Nanjing Branch of HSBC (China) Company Limited in favor of facilities available to Perfect Dream Ltd. dated June 29, 2011(incorporate by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on August 4, 2011)

10.16	Unofficial English translation of Counter Guarantee Agreement between Jiangsu Ever-Glory Apparel Co., Ltd and Jiangsu Ever-Glory International Enterprises Group Co., Ltd (incorporate by reference to Exhibit 10.16 to our Annual Report on Form 10-K filed on March 31, 2014)

21.1	Subsidiaries of Registrant*

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.*

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.*

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document (*)

101.SCH	XBRL Taxonomy Extension Schema Document (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)

101.DEF	BRL Taxonomy Extension Definition Linkbase Document (*)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)

*Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2018.

Ever-Glory International Group, Inc.,

By	/s/ Edward Yihua Kang
Edward Yihua Kang,
Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jia Jun Sun	Chief Operating Officer and Director	March 28, 2018
Jia Jun Sun

/s/ Jiansong Wang	Chief Financial Officer	March 28, 2018
Jiansong Wang	(Principal Financial and Accounting Officer)

/s/ Jianhua Wang	Director	March 28, 2018
Jianhua Wang

/s/ Zhixue Zhang	Director	March 28, 2018
Zhixue Zhang

/s/ Merry Tang	Director	March 28, 2018
Merry Tang

