Form 10-Q
period 2018-03-31
Ever-Glory International Group, Inc.
filed 2018-05-14
CIK 943184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 8, 2018, 14,795,992 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

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

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

AS OF MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017

	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$65,177	$62,876
Accounts receivable, net	55,682	81,859
Inventories	56,598	56,182
Value added tax receivable	1,976	3,757
Other receivables and prepaid expenses	4,725	5,139
Advances on inventory purchases	4,320	3,028
Amounts due from related parties	248	265
Total Current Assets	188,726	213,106

INTANGIBLE ASSETS	6,616	5,995
PROPERTY AND EQUIPMENT, NET	26,172	25,891
TOTAL ASSETS	$221,514	$244,992

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loans	$41,620	$37,730
Accounts payable	58,191	73,788
Accounts payable and other payables - related parties	4,052	4,675
Other payables and accrued liabilities	11,793	16,454
Value added and other taxes payable	4,352	6,052
Income tax payable	1,005	1,712
Total Current Liabilities	121,013	140,411

NONCURRENT LIABILITIES
Deferred tax liabilities	1,714	1,883
TOTAL LIABILITIES	122,727	142,294

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Stockholders' equity:
Preferred stock ($.001 par value, authorized 5,000,000 shares, no shares issued and outstanding)	-	-
Common stock ($.001 par value, authorized 50,000,000 shares, 14,795,992 and 14,795,992 shares issued and outstanding As of March 31, 2018 and December 31, 2017, respectively)	15	15
Additional paid-in capital	3,620	3,620
Retained earnings	96,010	95,195
Statutory reserve	17,794	17,794
Accumulated other comprehensive income	6,608	2,585
Amounts due from related party	(23,928)	(15,449)
Total equity attributable to stockholders of the Company	100,119	103,760
Noncontrolling interest	(1,332)	(1,062)
Total Equity	98,787	102,698
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$221,514	$244,992

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (UNAUDITED)

	2018	2017

SALES	$92,785	$85,120

COST OF SALES	61,440	56,611

GROSS PROFIT	31,345	28,509

OPERATING EXPENSES
Selling expenses	22,225	19,745
General and administrative expenses	7,674	7,255
Total operating expenses	29,899	27,000

INCOME FROM OPERATIONS	1,446	1,509

OTHER INCOME (EXPENSE)
Interest income	326	257
Interest expense	(564)	(327)
Other income	136	577
Total other expenses	(102)	507

INCOME BEFORE INCOME TAX EXPENSE	1,344	2,016

INCOME TAX EXPENSE	(757)	(1,217)

NET INCOME	587	799
Net loss attributable to the non-controlling interest	228	175
NET INCOME ATTRIBUTABLE TO THE COMPANY	$815	$974

NET INCOME	$587	$799
Foreign currency translation income	4,023	459
COMPREHENSIVE INCOME	$4,610	$1,258

Comprehensive loss attributable to the noncontrolling interest	270	180

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$4,880	$1,438
EARNINGS PER SHARE:
Basic and diluted	$0.06	$0.07
Weighted average number of shares outstanding Basic and diluted	14,795,992	14,789,626

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (UNAUDITED)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$587	$799
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,537	2,241
Loss from sale of property and equipment	4	5
Provision for obsolete inventories	1,626	4,105
Deferred income tax	(234)	(1,180)
Stock-based compensation	-	10
Changes in operating assets and liabilities
Accounts receivable	28,466	23,487
Inventories	(129)	5,541
Value added tax receivable	1,895	1,236
Other receivables and prepaid expenses	832	(543)
Advances on inventory purchases	(1,175)	(1,730)
Amounts due from related parties	(165)	(495)
Accounts payable	(17,944)	(11,762)
Accounts payable and other payables- related parties	(653)	(1,527)
Other payables and accrued liabilities	(5,182)	(1,794)
Value added and other taxes payable	(1,988)	(2,713)
Income tax payable	(670)	(755)
Net cash provided by operating activities	7,807	14,925

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,552)	(1,209)
Net cash used in investing activities	(2,552)	(1,209)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	17,346	15,671
Repayment of bank loans	(14,780)	(12,913)
Advances to related party	(7,692)	(1,742)
Net cash provided by (used in) financing activities	(5,126)	1,016

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,172	80

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,301	14,812

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	62,876	45,288

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$65,177	$60,100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$564	$327
Income taxes	$1,938	$1,853

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

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

The Company’s wholesale operations are provided primarily through the Company’s wholly-owned PRC subsidiaries, Goldenway Nanjing Garments Co. Ltd. (“Goldenway”), Nanjing Catch-Luck Garments Co. Ltd. (“Catch-Luck”), Nanjing New-Tailun Garments Co. Ltd (“New-Tailun”), Ever-Glory International Group Apparel Inc.(“Ever-Glory Apparel”), Chuzhou Huirui Garments Co. Ltd. (“Huirui”) and Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”), and the Company’s wholly-owned Samoa subsidiary, Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”) and Ever-Glory Supply Chain Service Co., Limited (“Ever-Glory Supply Chain”).  The Company’s retail operations are provided through its wholly- owned subsidiaries, Shanghai LA GO Fashion Company Limited (“Shanghai LA GO GO”), Jiangsu LA GO Fashion Company Limited (“Jiangsu LA GO GO”), Tianjin LA GO Fashion Company Limited (“Tianjin LA GO GO”), Shanghai Ya Lan Fashion Company Limited (“Ya Lan”), Shanghai Yiduo Fashion Company Limited (“Shanghai Yiduo”) and Xizang He Meida Trading Company Limited (“He Meida”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of March 31, 2018, the condensed consolidated statements of income (loss) and comprehensive income, and cash flows for the three months ended March 31, 2018 and 2017. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements.

Wholesale revenues are generally higher in the third and fourth fiscal quarters, while retail revenues are generally higher in the first and fourth fiscal quarters. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenue pursuant to Accounting Standards Codification 606 (“ASC 606”) Revenue from Contracts with Customers, the standard applies five step model (i) The standard applies to a company's contracts with customers (ii) The unit of account for revenue recognition under the new standard is a performance obligation (a good or service) and the performance obligations will be accounted for separately if they are distinct (iii) The transaction price is determined based on the amount of consideration that a company expects to be entitled to from a customer (iv) The transaction price is allocated to all the separate performance obligations in an arrangement, and (v) Revenue will be recognized when an entity satisfies each performance obligation by transferring control of the promised goods or services to the customer. Goods or services can transfer at a point in time or over time.

The Company operates in two segments – wholesale and retail.

The Company recognizes wholesale revenue when a sales order is obtained or a sales contract is entered (i & ii), sales price net of value-added taxes is determined (iii & iv), and title is passed to the customer upon delivery for local sales or upon shipment of the products for export sales (v).

The Company recognizes retail revenue when a sales order is obtained (i & ii), sales price net of promotional discounts, rebates, and return allowances is determined (iii & iv), and at the time of the register receipt and the product is picked up by the customer in the retail store (v). Retail online sales revenue is consistent with above (i) to (iv) but recognized when the customer receives the product (v), since we retain a portion of the risk of loss on these sales during transit.

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

At March 31, 2018, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions that management considers to be of a high quality.

As of March 31, 2018, the Company has three derivative liability subjects to recurring fair value measurement (Level 3) with the change in fair value recognized in earnings (Note 5).

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

NOTE 3 INVENTORIES

Inventories at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
	(In thousands of U.S. Dollars)
Raw materials	$6,078	$2,148
Work-in-progress	12,075	8,852
Finished goods	38,445	45,182
Total inventories	$56,598	$56,182

NOTE 4 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short term bank loans consisted of the following as of March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
Bank	(In thousands of U.S. Dollars)
Industrial and Commercial Bank of China	$22,288	$21,504
Nanjing Bank	11,144	9,216
Bank of Communications	1,592	1,536
China Minsheng Bank	3,184	3,072
Bank of China	1,592	-
HSBC	1,820	2,402
	$41,620	$37,730

In December 2016, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $9.6 million (RMB60.0 million). These loans are collateralized by the Company’s property and equipment. As of March 31, 2018, Goldenway had borrowed $6.4 million (RMB 40.0 million) under this line of credit with an annual interest rate of 4.7% and due on various dates from January to November 2018. As of March 31, 2018, approximately $3.2 million was unused and available under this line of credit.

In September 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $19.1 million (120.0 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of March 31, 2018, Ever-Glory Apparel had borrowed $15.9 million (RMB 100.0 million) under this line of credit with annual interest rates ranging from 4.57% to 4.70% and due on various dates from April to September 2018. As of March 31, 2018, approximately $3.2 million was unused and available under this line of credit.

In June 2016, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $8.0 million (RMB50.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of March 31, 2018, Goldenway had borrowed $1.6 million (RMB 10.0 million) under this line of credit with annual interest rates ranging from 4.37% to 4.54% and due on various dates from May to October 2018. As of March 31, 2018, approximately $6.4 million was unused and available under this line of credit.

In June 2016, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.6 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of March 31, 2018, Ever-Glory Apparel had borrowed $8.0 million (RMB50.0 million) from Nanjing Bank with an annual interest rates ranging from 4.6% to 4.7% and due on various dates from April to September 2018. As of March 31, 2018, approximately $1.6 million was unused and available under this line of credit.

In March 2017, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.2 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of March 31, 2018, LA GO GO had borrowed $1.6 million (RMB10.0 million) from Nanjing Bank with an annual interest rate 5.0% and due on May 2018. As of March 31, 2018, approximately $1.6 million (RMB10.0 million) was unused and available under this line of credit.

In September 2017, LA GO GO entered into a line of credit agreement for approximately $3.5 million (RMB22.0 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of March 31, 2018, LA GO GO had borrowed $1.6 million (RMB10.0 million) from the Bank of Communications with an annual interest rate 4.57% and due on September 2018. As of March 31, 2018, approximately $1.9 million was unused and available under this line of credit.

In December 2017, LA GO GO entered into a line of credit agreement for approximately $3.2 million (RMB20.0 million) with China Minsheng Bank and guaranteed by Ever-Glory Apparel and Mr. Kang. As of March 31, 2018, LA GO GO had borrowed $3.2 million (RMB20.0 million) from China Minsheng Bank with an annual interest rate of 4.6% and due in June 2018.

In July 2017, Ever-Glory Apparel entered into a line of credit agreement for approximately $6.4 million (RMB40.0 million) with China Everbright Bank and guaranteed by Goldenway and Mr. Kang. These loans are also collateralized by Jiangsu Ever-Glory’s property. As of March 31, 2018, approximately $6.4 million was unused and available under this line of credit.

In October 2017, Ever-Glory Apparel entered into a line of credit agreement for approximately $4.8 million (RMB30.0 million) with Bank of China and guaranteed by Jiangsu Ever-Glory. These loans are also collateralized by assets of Jiangsu Ever-Glory’s equity investee, Chuzhou Huarui, under a collateral agreement executed by Ever-Glory Apparel, Chuzhou Huarui and Bank of China. As of March 31, 2018, Ever-Glory Apparel had borrowed $1.6 million (RMB10.0 million) under this line of credit with an annual interest rate of 4.35% and due in August 2018. As of March 31, 2018, approximately $3.2 million was unused and available under this line of credit.

In December 2017, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $2.5 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of March 2018, Ever-Glory Apparel had borrowed $1.8 million from HSBC with an annual interest rate of 3.0% and due in October 2018, and collateralized by approximately $2.1 million of accounts receivable from our wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of March 31, 2018, approximately $0.7 million was unused and available under this line of credit.

All loans have been repaid before or at maturity date.

Total interest expense on bank loans amounted to $0.6 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.

NOTE 5 DERIVATIVE LIABILITY

At December 31, 2017, the Company had five outstanding forward foreign exchange contracts (sell EUR dollars for RMB), with total notional amount of EUR€1.68 million. The fair value of this contract at December 31, 2017 was not significant.

At March 31, 2018, the Company had three outstanding forward foreign exchange contracts (sell EUR dollars for RMB), with total notional amount of EUR€1.29 million. The fair value of this contract at March 31, 2018 was not significant.

NOTE 6 INCOME TAX

The Company’s operating subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (“the Income Tax Laws”).

All PRC subsidiaries, except for He Meida, are subject to income tax at the 25% statutory rate.

He Meida incorporated in Xizang (Tibet) Autonomous Region is subject to income tax at 15% statutory rate. The local government has implemented an income tax reduction from 15% to 9% valid through December 31, 2018.

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

After the tax liability adjustment resulted from the reevaluation of the Company’s tax position (resulting in the company allocating substantially all of the earnings of the Samoan subsidiary to the PRC and reporting such earnings as taxable in the PRC), pre-tax income for the year ended March 31, 2018 and 2017 was taxable in the following jurisdictions:

	2018	2017
	(In thousands of U.S. Dollars)
PRC	$1,349	$2,019
BVI	(3)	-
Others	(2)	(3)
	$1,344	$2,016

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three months ended March 31, 2018 and 2017:

	2018	2017
PRC statutory rate	25.0%	25.0%
Net operating losses for which no deferred tax assets was recognized	31.3	35.4
Effective income tax rate	56.3%	60.4%

Income tax expense for the three months ended March 31, 2018 and 2017 is as follows:

	2018	2017
	(In thousands of U.S. Dollars)
Current	$925	$2,371
Deferred	(168)	(1,154)
Income tax expense	$757	$1,217

The Company’s deferred tax liabilities arise from differences between US GAAP and PRC tax accounting for certain revenue and expense items, including timing of deduction of losses from allowances.

The Company has not recorded U.S. deferred income taxes on approximately $96.0 million of its non-U.S. subsidiaries’ undistributed earnings because such amounts are intended to be reinvested outside the United States indefinitely. The U.S. Tax Reform signed into law on December 22, 2017 significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, no deferred tax expense (income) relating to the Tax Act changes for the year ended December 31, 2017.

NOTE 7 EARNINGS PER SHARE

The following demonstrates the calculation for earnings per share for the three months ended March 31, 2018 and 2017:

	2018	2017
Weighted average number of common shares- Basic and diluted	14,795,992	14,789,626

Earnings per share - basic and diluted	$0.06	$0.07

NOTE 8 STOCKHOLDERS’ EQUITY

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

Other income from Related Parties

JiangsuWubijia Trading Company Limited (“Wubijia”) is an entity engaged in high-grade home goods sales and is controlled by Mr. Kang. Wubijia has sold their home goods on consignment in certain Company’s retail stores since the third quarter of 2014. During the three months ended March 31, 2018 and 2017, the Company received $33,622 and $11,565 from the customers and paid $19,188 and $8,954 to Wubijia through the consignment, respectively. The net profit of $14,435 and $2,611 was recorded as other income during the three months ended March 31, 2018 and 2017, respectively.

Nanjing Knitting Company Limited (“Nanjing Knitting”) is an entity engaged in knitted fabric products and knitting underwear sales and is controlled by Mr. Kang. Nanjing Knitting has sold their knitting underwear on consignment in some Company’s retail stores since the third quarter of 2015. During the three months ended March 31, 2018 and 2017, the Company received $0 and $5,381 from the customers and paid $0 and $8,959 to Nanjing Knitting through the consignment, respectively. The net loss of $0 and $3,576 was recorded as other income during the three months ended March 31, 2018 and 2017

Other expenses due to Related Parties

Included in other expenses for the three months ended March 31, 2018 and 2017 are rent costs due to entities controlled by Mr. Kang under operating lease agreements as follows:

	2018	2017
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$-	$11
Chuzhou Huarui	58	52
Kunshan Enjin	13	11
Total	$71	$74

The Company leases Jiangsu Ever-Glory's factory as the factory is in a location where there is a good supply of experienced workers. The Company leases Chuzhou Huarui and Kunshan Enjin's warehouse spaces because the locations are convenient for transportation and distribution.

Purchases from and Sub-contracts with Related Parties

The Company purchased raw materials from Nanjing Knitting totaling $0.33 million and $0.16 million during the three months ended March 31, 2018 and 2017, respectively.

In addition, the Company sub-contracted certain manufacturing work to related companies totaling $3.7 million and $3.4 million for the three months ended March 31, 2018 and 2017, respectively. The Company provided raw materials to the sub-contractors and charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the three months ended March 31, 2018 and 2017 are as follows:

	2018	2017
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$1,914	$1,422
Chuzhou Huarui	867	1,010
Fengyang Huarui	484	464
Ever-Glory Cambodia	-	36
Nanjing Ever-Kyowa	349	445
EsC'eLav	-	4
Jiangsu Ever-Glory	45	3
Total	$3,659	$3,384

Accounts Payable – Related Parties

The accounts payable to related parties at March 31, 2018 and December 31, 2017 are as follows:

	2018	2017
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$1,638	1,934
Fengyang Huarui	382	459
Nanjing Ever-Kyowa	888	900
Chuzhou Huarui	686	1,152
Nanjing Knitting	399	114
Esc’elav	6	6
Jiangsu Ever-Glory	53	110
Total	$4,052	$4,675

Amounts Due From Related Parties-current assets

The amounts due from related parties at March 31, 2018 and December 31, 2017 are as follows:

	2018	2017
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$248	$265
Total	$248	$265

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. During three months ended March 31, 2018 and 2017, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices.  The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at cost for $0.3 million and $0.7 million during the three month period ended March 31, 2018 and 2017, respectively.  Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at cost for $22,235 and $0 during the three months ended March 31, 2018 and 2017, respectively.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of March 31, 2018 and December 31, 2017, Jiangsu Ever-Glory has provided guarantees for approximately $51.3 million (RMB 322 million) and $49.5 million (RMB 322.0 million) of lines of credit obtained by the Company, respectively. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $32.7 million (RMB 205.5 million) and $31.6 million (RMB 205.5 million) as of March 31, 2018 and December 31, 2017, respectively. Mr. Kang has also provided a personal guarantee for $22.3 million (RMB 140.0 million) and $21.5 million (RMB 140.0 million) as of March 31, 2018 and December 31, 2017, respectively.

At December 31, 2017, $12.8 million (RMB 83.6 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the three months ended March 31, 2018, an additional $7.7 million (RMB 48.9 million) was provided to Jiangsu Ever-Glory under the counter-guarantee. As of March 31, 2018, the amount of the counter-guarantee was $21.1 million (RMB 132.5 million) (the difference represents currency exchange adjustment of $0.5 million), which was 44.2% of the aggregate amount of lines of credit. The increase of the percentage in this quarter was mainly due to China’s credit tightening policy. Obtaining bank loan requires a higher guarantee deposit in this quarter. This amount plus accrued interest of $2.8 million have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. At March 31, 2018 and December 31, 2017, the amount classified as a reduction of equity was $23.9 million and $15.4 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. Since April 1, 2015, interest rate has changed to 0.41% as the bank benchmark interest rate decreased. Interest income for the three months ended March 31, 2018 and 2017 was approximately $0.2 million and $0.1 million, respectively.

NOTE 10 CONCENTRATIONS AND RISKS

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Based on management’s assessment of the amount of probable credit losses, if any, in existing accounts receivable, the allowance for doubtful accounts at March 31, 2018 and December 31, 2017 was $5.1 million and $5.2 million, respectively. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability.

For the three-month period ended March 31, 2018, the Company had one wholesale customer that represented approximately 18% of the Company’s revenues. For the three-month period ended March 31, 2017, the Company had two wholesale customers that represented approximately 12% and 11% of the Company’s revenues.

For the wholesale business, the Company did not rely on any one raw material supplier that represented more than 10% of the total raw material purchases during the three months ended March 31, 2018 and 2017.

For the retail business, the Company relied on two raw material suppliers that represented approximately 30% and 23% of raw material purchases during the three months ended March 31, 2018. The Company relied on two raw material suppliers that represented approximately 27% and 16% of raw material purchases during the three months ended March 31, 2017.

For the wholesale business, during the three months ended March 31, 2018, the Company relied on one manufacturer that represented 14% of finished goods purchases, and during the three months ended March 31, 2017, the Company relied on one manufacturer that represented 12% of finished goods purchases.

For the retail business, the Company did not rely on any one supplier that represented more than 10% of the total finished goods purchases during the three months ended March 31, 2018 and 2017.

The Company’s revenues for the three months ended March 31, 2018 and 2017 were earned in the following geographic areas:

	2018	2017
	(In thousands of U.S. Dollars)
Mainland China	$4,211	$6,591
Hong Kong China	5,138	5,422
Germany	1,866	2,892
United Kingdom	2,218	3,288
Europe-Other	4,453	5,749
Japan	2,436	1,445
United States	4,934	2,918
Total wholesale business	25,256	28,305
Retail business	67,529	56,815
Total	$92,785	$85,120

NOTE 11 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)  Wholesale segment

(b)  Retail segment

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
As of and for the period ended March 31, 2018
Segment profit or loss:
Net revenue from external customers	$25,256	67,529	92,785
Income from operations	$1,096	350	1,446
Interest income	$309	17	326
Interest expense	$490	74	564
Depreciation and amortization	$305	2,232	2,537
Income tax expense	$234	523	757
Segment assets:
Additions to property, plant and equipment	482	2,070	2,552
Total assets	86,526	134,988	221,514

As of and for the period ended March 31, 2017
Segment profit or loss:
Net revenue from external customers	$28,305	56,815	85,120
Income from operations	$1,751	(242)	1,509
Interest income	$236	21	257
Interest expense	$245	82	327
Depreciation and amortization	$267	1,974	2,241
Income tax expense	$464	753	1,217
Segment assets:
Additions to property, plant and equipment	86	1,123	1,209
Total assets	78,444	105,696	184,140

NOTE 12 SUBSEQUENT EVENTS

As of May 14, 2018, there is no material subsequent event to be disclosed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2018 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Retail Business

The business objectives for our retail segment are to establish leading brands of women’s apparel and to build a nationwide retail network in China. As of March 31, 2018, we had 1,409 stores (including store-in-stores), including 45 stores opened and 36 stores closed in first quarter of 2018. We expect to open additional 200 to 250 stores in 2018.

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

Revenue Recognition

The Company recognizes revenue pursuant to Accounting Standards Codification 606 (“ASC 606”) Revenue from Contracts with Customers, the standard applies five step model (i) The standard applies to a company's contracts with customers (ii) The unit of account for revenue recognition under the new standard is a performance obligation (a good or service) and the performance obligations will be accounted for separately if they are distinct (iii) The transaction price is determined based on the amount of consideration that a company expects to be entitled to from a customer (iv) The transaction price is allocated to all the separate performance obligations in an arrangement, and (v) Revenue will be recognized when an entity satisfies each performance obligation by transferring control of the promised goods or services to the customer. Goods or services can transfer at a point in time or over time.

The Company operates in two segments – wholesale and retail.

The Company recognizes wholesale revenue when a sales order is obtained or a sales contract is entered (i & ii), sales price net of value-added taxes is determined (iii & iv), and title is passed to the customer upon delivery for local sales or upon shipment of the products for export sales (v).

The Company recognizes retail revenue when a sales order is obtained (i & ii), sales price net of promotional discounts, rebates, and return allowances is determined (iii & iv), and at the time of the register receipt and the product is picked up by the customer in the retail store (v). Retail online sales revenue is consistent with above (i) to (iv) but recognized when the customer receives the product (v), since we retain a portion of the risk of loss on these sales during transit.

Estimates and Assumptions

In preparing our consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates in 2018 and 2017 include the assumptions used to value tax liabilities, derivative financial instruments, the estimates of the allowance for deferred tax assets, and the accounts receivable allowance and inventory reservation.

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

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended March 31,
	2018		2017
	(In thousands of U.S. dollars, except for percentages)
Sales	$92,785	100.0%	$85,120	100.0%
Gross Profit	31,345	33.8	28,509	33.5
Operating Expenses	29,899	32.2	27,000	31.7
Income From Operations	1,446	1.6	1,509	1.8
Other Income (Expenses)	(102)	(0.1)	507	0.6
Income Tax Expense	757	0.8	1,217	1.4
Net (Loss) Income	$587	0.6%	$799	0.9%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended March 31, 2018 and 2017.

	2018	% of total sales	2017	% of total sales	Growth in 2018 compared with 2017
Wholesale business	(In thousands of U.S. dollars)		(In thousands of U.S. dollars)
Mainland China	$4,211	4.6%	$6,591	7.7%	(36.1)%
Hong Kong	5,138	5.5	5,422	6.4	(5.2)
Germany	1,866	2.0	2,892	3.4	(35.5)
United Kingdom	2,218	2.4	3,288	3.9	(32.6)
Europe-Other	4,453	4.8	5,749	6.8	(22.5)
Japan	2,436	2.6	1,445	1.7	68.6
United States	4,934	5.3	2,918	3.4	69.1
Total Wholesale business	25,256	27.2	28,305	33.3	(10.8)
Retail business	67,529	72.8	56,815	66.7	18.9
Total sales	$92,785	100.0%	$85,120	100.0%	9.0%

Total sales for the three months ended March 31, 2018 were $92.8 million, an increase of 9.0% from the three months ended March 31, 2017. This increase was primarily attributable to an 18.9% increase in our retail business partially offset by a 10.8% decrease in our wholesale business.

Sales generated from our wholesale business contributed 27.2% or $25.3 million of our total sales for the three months ended March 31, 2018, a decrease of 10.8% compared to $28.3 million in the three months ended March 31, 2017. This decrease was primarily attributable to decreased sales in Mainland China, Germany, the United Kingdom, other European markets and Hong Kong partially offset for increased sales in the United States and Japan.

Sales generated from our retail business contributed 72.8% or $67.5 million of our total sales for the three months ended March 31, 2018, an increase of 18.9% compared to 66.7% or $56.8 million in the three months ended March 31, 2017. This increase was primarily due to the increase in same store sales.

Total retail store square footage and sales per square foot for the three months ended March 31, 2018 and 2017 are as follows:

	2018	2017
Total store square footage	1,414,181	1,365,108
Number of stores	1,409	1,369
Average store size, square feet	1,033	997
Total store sales (in thousands of U.S. dollars)	$67,529	$56,815
Sales per square foot	$48	$42

Same store sales and newly opened store sales for the three months ended March 31, 2018 and 2017 are as follows:

	2018	2017
	(In thousands of U.S. dollars)
Sales from stores opened for a full year	$52,826	$42,290
Sales from newly opened store sales	$7,935	$10,910
Sales from e-commerce platform	$3,731	$2,325
Other*	$3,037	$1,290
Total	$67,529	$56,815

*  Primarily sales from stores that were closed in the current reporting period.

We remodeled or relocated 206 stores in year 2017, and 40 stores during the three months ended March 31, 2018. We plan to relocate or remodel 200-300 stores in 2018. Remodels and relocations typically drive incremental same-store sales growth. A relocation typically results in an improved, more visible and accessible location, and usually includes increased square footage. We believe we will continue to have opportunities for additional remodels and relocations beyond 2017.  Same-store sales are calculated based upon stores that were open at least 12 full fiscal months in each reporting period and remain open at the end of each reporting period.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,				Growth (Decrease) in 2018
	2018		2017		compared
	(In thousands of U.S. dollars, except for percentages)				with 2017
Wholesale Sales	$25,256	100.0%	$28,305	100.0%	(10.8)%
Raw Materials	10,269	40.7	11,208	39.6	(8.4)
Labor	386	1.5	962	3.4	(59.9)
Outsourced Production Costs	8,724	34.5	9,741	34.4	(10.4)
Other and Overhead	71	0.3	91	0.3	(22.0)
Total Cost of Sales for Wholesale	19,450	77.0	22,002	77.7	(11.6)
Gross Profit for Wholesale	5,806	23.0	6,303	22.3	(7.9)

Net Sales for Retail	67,529	100.0	56,815	100.0	18.9
Production Costs	26,071	38.6	19,230	33.8	35.6
Rent	15,919	23.6	15,379	27.1	3.5
Total Cost of Sales for Retail	41,990	62.2	34,609	60.9	21.3
Gross Profit for Retail	25,539	37.8	22,206	39.1	15.0

Total Cost of Sales	61,440	66.2	56,611	66.5	8.5
Gross Profit	$31,345	33.8%	$28,509	33.5%	9.9%

Raw material costs for our wholesale business were 40.7% of our total wholesale business sales in the three months ended March 31, 2018, an increase of 1.1% compared to 39.6% in the three months ended March 31, 2017.  The increase was mainly due to the higher raw material prices.

Labor costs for our wholesale business were 1.5% of our total wholesale business sales in the three months ended March 31, 2018, a decrease of 1.9% compared to 3.4% in the three months ended March 31, 2017. The marginal decrease was mainly due to the fact that we outsourced most of the new orders in 2018.

Outsourced production costs for our wholesale business decreased by 10.4% to $8.7 million in the three months ended March 31, 2018 from $9.7 million in the three months ended March 31, 2017. As a percentage of total wholesale sales, outsourced production costs were 34.5% of our total wholesale sales in the three months ended March 31, 2018, a decrease of 0.1% from the three months ended March 31, 2017. This decrease was primarily attributable to increased outsourced orders to our related entities in Vietnam, which have lower labor costs compared to orders outsourced to Chinese factories.

Overhead and other expenses for our wholesale business accounted for 0.3% and 0.3% of our total wholesale business sales for the three months ended March 31, 2018 and 2017, respectively.

Gross profit for our wholesale business for the three months ended March 31, 2018 was $5.8 million, a decrease of 7.9% compared to the three months ended March 31, 2017. Gross margin was 23.0% for the three months ended March 31, 2018, an increase of 0.7% compared to 22.3% for the three months ended March 31, 2017. The increase was mainly due to decreased labor costs.

Production costs for our retail business were $26.1 million during the three months ended March 31, 2018 compared to $19.2 million during the three months ended March 31, 2017. As a percentage of retail sales, retail production costs accounted for 38.6% of our total retail sales in the three months ended March 31, 2018, compared to 33.8% of total retail sales in the three months ended March 31, 2017. The increase was due to higher discounts on our out-of-season products ended March 31, 2018 compared with the same period of the prior year.

Rent costs for our retail business were $15.9 million for the three months ended March 31, 2018 compared to $15.4 million for the three months ended March 31, 2017. As a percentage of retail sales, rent costs accounted for 23.6% of our total retail sales for the three months ended March 31, 2018, compared to 27.1% of total retail sales for the three months ended March 31, 2017. The decrease was primarily attributable to lower rent at certain locations.

Gross profit in our retail business for the three months ended March 31, 2018 was $25.5 million and gross margin was 37.8%. Gross profit in our retail business for the three months ended March 31, 2017 was $22.2 million and gross margin was 39.1%. The increase in gross profit was attributable to decreased rent costs offset by an increase in production costs.

Total cost of sales for the three months ended March 31, 2018 was $61.4 million, compared to $56.6 million for the three months ended March 31, 2017, an increase of 8.5%. As a percentage of total sales, cost of sales decreased to 66.2% of total sales for the three months ended March 31, 2018, compared to 66.5% of total sales for the three months ended March 31, 2017. Consequently, gross margin increased to 33.8% for the three months ended March 31, 2018 from 33.5% for the three months ended March 31, 2017.

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

	Three Months Ended March 31,
	2018		2017		Increase
	(In thousands of U.S. dollars, except for percentages)
Gross Profit	$31,345	33.8%	$28,509	33.5%	10.0%
Operating Expenses
Selling Expenses	22,225	24.0	19,745	23.2	12.6
General and Administrative Expenses	7,674	8.3	7,255	8.5	5.8
Total Operating Expenses	29,899	32.3	27,000	31.7	10.7
Income from Operations	$1,446	1.6%	$1,509	1.8%	(4.2)%

Selling expenses increased 12.6% to $22.2 million for the three months ended March 31, 2018 from $19.7 million for the three months ended March 31, 2017. The increase was attributable to the increased store decoration and marketing expenses.

General and administrative expenses increased 5.8% to $7.7 million for the three months ended March 31, 2018 from $7.3 million for the three months ended March 31, 2017. As a percentage of total sales, general and administrative expenses decreased to 8.3% of total sales for the three months ended March 31, 2018, compared to 8.5% of total sales for the three months ended March 31, 2017. The increase was mainly attributable to the increased average salaries.

Income from Operations

Income from operations decreased 4.2% to $1.4 million for the three months ended March 31, 2018 from $1.5 million for the three months ended March 31, 2017.  As a percentage of sales, income from operations accounted for 1.6% of our total sales for the three months ended March 31, 2018, a decrease of 0.2% compared to the three months ended March 31, 2017 as a result of increased gross profit and operating expense.

Interest Expense

Interest expense was $0.6 million for the three months ended March 31, 2018, an increase of 72.6% compared to the same period in 2017. The increase was due to the increased bank loans borrowed.

Income Tax Expenses

Income tax expense was $0.8 million and $1.2 million for the three months end March 31, 2018 and 2017, respectively.

The Company’s operating subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (“the Income Tax Laws”).

All PRC subsidiaries, except for He Meida, are subject to income tax at the 25% statutory rate.

He Meida incorporated in Xizang (Tibet) Autonomous Region is subject to income tax at 15% statutory rate. The local government has implemented an income tax reduction from 15% to 9% valid through December 31, 2018.

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

Net Income

Net income for the three months ended March 31, 2018 and 2017 was $0.6 million and $0.8 million, respectively. Our basic and diluted earnings per share were $0.06 and $0.07 for the three months ended March 31, 2018 and 2017, respectively.

Summary of Cash Flows

Summary cash flows information for the three months ended March 31, 2018 and 2017 is as follows:

	2018	2017
	(In thousands of U.S. dollars)
Net cash provided by operating activities	$7,807	$14,920
Net cash used in investing activities	$(2,552)	$(1,204)
Net cash provided by (used in) financing activities	$(5,126)	$1,016

Net cash provided by operating activities was $7.8 and $14.9 million for the three months ended March 31, 2018 and 2017, respectively. This decrease was mainly due to decreased accounts payable, offset by decreased accounts receivable.

Net cash used in investing activities was $2.5 million and $1.2 million for the three months ended March 31, 2018 and 2017. This increase was mainly due to we purchased property and equipment in the three months ended March 31, 2018 more than the same period of 2017.

Net cash provided by and used in financing activities were ($5.1) million and $1.0 million for the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2018, we received new bank loans of $17.3 million and repaid the bank loans of $14.8 million.

Liquidity and Capital Resources

As of March 31, 2018, we had cash and cash equivalents of $65.2 million, other current assets of $123.5 million and current liabilities of $121.0 million. We presently finance our operations primarily from cash flows from operations and borrowings from banks, and we anticipate that these will continue to be our primary source of funds to finance our short-term cash needs.

Bank Loans

In December 2016, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $9.6 million (RMB60.0 million). These loans are collateralized by the Company’s property and equipment. As of March 31, 2018, Goldenway had borrowed $6.4 million (RMB 40.0 million) under this line of credit with an annual interest rate of 4.7% and due on various dates from January to November 2018. As of March 31, 2018, approximately $3.2 million was unused and available under this line of credit.

In September 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $19.1 million (120.0 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of March 31, 2018, Ever-Glory Apparel had borrowed $15.9 million (RMB 100.0 million) under this line of credit with annual interest rates ranging from 4.57% to 4.70% and due on various dates from April to September 2018. As of March 31, 2018, approximately $3.2 million was unused and available under this line of credit.

In June 2016, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $8.0 million (RMB50.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of March 31, 2018, Goldenway had borrowed $1.6 million (RMB 10.0 million) under this line of credit with annual interest rates ranging from 4.37% to 4.54% and due on various dates from May to October 2018. As of March 31, 2018, approximately $6.4 million was unused and available under this line of credit.

In June 2016, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.6 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of March 31, 2018, Ever-Glory Apparel had borrowed $8.0 million (RMB50.0 million) from Nanjing Bank with an annual interest rates ranging from 4.6% to 4.7% and due on various dates from April to September 2018. As of March 31, 2018, approximately $1.6 million was unused and available under this line of credit.

In March 2017, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.2 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of March 31, 2018, LA GO GO had borrowed $1.6 million (RMB10.0 million) from Nanjing Bank with an annual interest rate 5.0% and due on May 2018. As of March 31, 2018, approximately $1.6 million (RMB10.0 million) was unused and available under this line of credit.

In September 2017, LA GO GO entered into a line of credit agreement for approximately $3.5 million (RMB22.0 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of March 31, 2018, LA GO GO had borrowed $1.6 million (RMB10.0 million) from the Bank of Communications with an annual interest rate 4.57% and due on September 2018. As of March 31, 2018, approximately $1.9 million was unused and available under this line of credit.

In December 2017, LA GO GO entered into a line of credit agreement for approximately $3.2 million (RMB20.0 million) with China Minsheng Bank and guaranteed by Ever-Glory Apparel and Mr. Kang. As of March 31, 2018, LA GO GO had borrowed $3.2 million (RMB20.0 million) from China Minsheng Bank with an annual interest rate of 4.6% and due in June 2018.

In July 2017, Ever-Glory Apparel entered into a line of credit agreement for approximately $6.4 million (RMB40.0 million) with China Everbright Bank and guaranteed by Goldenway and Mr. Kang. These loans are also collateralized by Jiangsu Ever-Glory’s property. As of March 31, 2018, approximately $6.4 million was unused and available under this line of credit.

In October 2017, Ever-Glory Apparel entered into a line of credit agreement for approximately $4.8 million (RMB30.0 million) with Bank of China and guaranteed by Jiangsu Ever-Glory. These loans are also collateralized by assets of Jiangsu Ever-Glory’s equity investee, Chuzhou Huarui, under a collateral agreement executed by Ever-Glory Apparel, Chuzhou Huarui and Bank of China. As of March 31, 2018, Ever-Glory Apparel had borrowed $1.6 million (RMB10.0 million) under this line of credit with an annual interest rate of 4.35% and due in August 2018. As of March 31, 2018, approximately $3.2 million was unused and available under this line of credit.

In December 2017, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $2.5 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of March 2018, Ever-Glory Apparel had borrowed $1.8 million from HSBC with an annual interest rate of 3.0% and due in October 2018, and collateralized by approximately $2.8 million of accounts receivable from our wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of March 31, 2018, approximately $0.7 million was unused and available under this line of credit.

All loans have been repaid before or at maturity date.

DERIVATIVE LIABILITY

As of March 31, 2018, the Company had three outstanding forward foreign exchange contracts (sell EUR dollars for RMB), with total notional amount of EUR€1.29 million. As of December 31, 2017, the Company had five outstanding forward foreign exchange contracts (sell EUR dollars for RMB), with total notional amount of EUR€1.68 million. The fair value of these contracts as of March 31, 2018 and December 31, 2017 were not significant.

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

As of March 31, 2018, we had access to approximately $73.1 million in lines of credit, of which approximately $31.4 million was unused and available. These credit facilities do not include any covenants. We have agreed to provide Jiangsu Ever-Glory a counter-guarantee of not less than 70% of the maximum aggregate lines of credit and borrowings guaranteed by Jiangsu Ever-Glory and collateralized by the assets of Jiangsu Ever-Glory and its equity investee, Nanjing Knitting, under agreements executed between the Company, Jiangsu Ever-Glory, Nanjing Knitting, and the banks. The maximum aggregate lines of credit and available borrowings was approximately $52.0 million (RMB 320.0 million) and approximately $21.1 million (RMB 132.5 million) was provided to Jiangsu Ever-Glory as the counter guarantee as of March 31, 2018.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004, the exchange rate of RMB to the dollar remained constant at RMB 8.26 to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from RMB 8.26 to 8.09 to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of March 31, 2018, the market foreign exchange rate had increased to RMB 6.28 to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future and will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel, Taixin, He Meida, Huirui, Shanghai LA GO GO, Yalan, Shanghai Yiduo, Tianjin LA GO GO and Jiangsu LA GO GO (whose functional currency is RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain (loss) for the 3 months ended March 31, 2018 and 2017 was $4.0 million and $0.5 million, respectively.

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

Not applicable.

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

Evaluation of Disclosure Controls and Procedures. As of March 31, 2018, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of March 31, 2018. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9 of our annual report for fiscal year ended December 31, 2017. As of March 31, 2018, we had not completed the remediation of these material weaknesses.

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

Changes in Internal Control over Financial Reporting

Our management has worked, and will continue to work to improve our internal controls over financial reporting. During the three months ended March 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

None.

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

May 14, 2018	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jiansong Wang
Jiansong Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

