Form 10-Q
period 2018-06-30
Ever-Glory International Group, Inc.
filed 2018-08-13
CIK 943184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 11, 2018, 14,795,992 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

EVER-GLORY INTERNATIONAL GROUP, INC.

FORM 10-Q

i

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

ii

PART I.  FINANCIAL INFORMATION

ITEM 1.	Financial Statements

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

AS OF JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017

	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$36,439	$62,876
Accounts receivable, net	61,072	81,859
Inventories	64,418	56,182
Value added tax receivable	3,037	3,757
Other receivables and prepaid expenses	13,771	5,139
Advances on inventory purchases	9,858	3,028
Amounts due from related parties	-	265
Total Current Assets	188,595	213,106

INTANGIBLE ASSETS	6,290	5,995
PROPERTY AND EQUIPMENT, NET	26,305	25,891
TOTAL ASSETS	$221,190	$244,992

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank loans	$34,768	$37,730
Accounts payable	58,745	73,788
Accounts payable and other payables - related parties	4,448	4,675
Other payables and accrued liabilities	23,440	16,454
Derivative financial instruments	469	-
Value added and other taxes payable	245	6,052
Income tax payable	777	1,712
Total Current Liabilities	122,892	140,411

NONCURRENT LIABILITIES
Deferred tax liabilities	1,039	1,883
TOTAL LIABILITIES	123,931	142,294

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Stockholders’ equity:
Common stock $0.001 par value, authorized 50,000,000 shares, 14,795,992 and 14,795,992 shares issued and outstanding As of June 30, 2018 and December 31, 2017, respectively)	15	15
Additional paid-in capital	3,620	3,620
Retained earnings	98,786	95,195
Statutory reserve	17,794	17,794
Accumulated other comprehensive income	(48)	2,585
Amounts due from related party	(21,589)	(15,449)
Total equity attributable to stockholders of the Company	98,578	103,760
Noncontrolling interest	(1,319)	(1,062)
Total Equity	97,259	102,698
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$221,190	$244,992

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES CONDENSED

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
NET SALES	$88,541	$79,771	$181,326	$164,891
COST OF SALES	53,999	49,121	115,439	105,732

GROSS PROFIT	34,542	30,650	65,887	59,159

OPERATING EXPENSES
Selling expenses	22,590	20,223	44,817	39,968
General and administrative expenses	8,823	7,479	16,496	14,734
Total Operating Expenses	31,413	27,702	61,313	54,702

INCOME FROM OPERATIONS	3,129	2,948	4,574	4,457

OTHER INCOME (EXPENSES)
Interest income	370	282	696	539
Interest expense	(360)	(318)	(924)	(645)
Other income	865	523	1,001	1,100
Total Other Income, Net	875	487	773	994

INCOME BEFORE INCOME TAX EXPENSE	4,004	3,435	5,347	5,451
Income tax expense	(1,285)	(833)	(2,041)	(2,050)

NET INCOME	2,719	2,602	3,306	3,401

Net loss attributable to the non-controlling interest	57	86	285	261
NET INCOME ATTRIBUTABLE TO THE COMPANY	2,776	2,688	3,591	3,662

NET INCOME	$2,719	$2,602	$3,306	$3,401

Foreign currency translation (loss) gain	(6,091)	1,063	(2,068)	1,522
Unrealized gain (loss) of derivative contracts designated as cash flow hedge	(469)	-	(469)	-
COMPREHENSIVE INCOME (LOSS)	(3,841)	3,665	769	4,923

Comprehensive income(loss) attributable to the non-controlling interest	(13)	98	309	278
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(3,854)	$3,763	$1,078	$5,201

EARNINGS PER SHARE ATTRIBUTABLE TO THE COMPANY’S STOCKHOLDERS
Basic and diluted	$0.19	$0.18	$0.24	$0.25
Weighted average number of shares outstanding Basic and diluted	14,795,992	14,792,836	14,795,992	14,791,240

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (UNAUDITED)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,306	$3,401
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,903	3,481
Loss from sale of property and equipment	6	5
Provision of bad debt allowance	-	688
Provision for obsolete inventories	1,626	4,105
Deferred income tax	(843)	(1,744)
Stock-based compensation	-	10
Changes in operating assets and liabilities
Accounts receivable	20,150	13,865
Inventories	(10,873)	(11,750)
Value added tax receivable	681	(1,446)
Other receivables and prepaid expenses	(8,942)	(673)
Advances on inventory purchases	(7,145)	(2,684)
Amounts due from related parties	1,117	(161)
Accounts payable	(14,296)	(7,542)
Accounts payable and other payables- related parties	(1,485)	(818)
Other payables and accrued liabilities	8,006	(1,353)
Value added and other taxes payable	(5,924)	(4,048)
Income tax payable	(942)	(753)
Net cash used in operating activities	(10,655)	(7,417)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(6,295)	(2,220)
Net Cash (used in) provided by investing activities	(6,295)	(2,220)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	28,111	25,664
Repayment of bank loans	(30,533)	(17,821)
Repayment of loans from related party	2,556	482
Advances to related party	(8,734)	(6,433)
Net cash used in financing activities	(8,600)	1,892

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(887)	310

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,437)	(7,435)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	62,876	45,288

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,439	$37,853

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest	$924	$645
Income taxes	$3,016	$3,120

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of June 30, 2018, the condensed consolidated statements of income and comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017, and condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements.

Wholesale revenues are generally higher in the third and fourth fiscal quarters, while retail revenues are generally higher in the first and fourth fiscal quarters. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenue pursuant to Accounting Standards Codification 606 (“ASC 606”) Revenue from Contracts with Customers, the standard applies five step model (i) The standard applies to a company’s contracts with customers (ii) The unit of account for revenue recognition under the new standard is a performance obligation (a good or service) and the performance obligations will be accounted for separately if they are distinct (iii) The transaction price is determined based on the amount of consideration that a company expects to be entitled to from a customer (iv) The transaction price is allocated to all the separate performance obligations in an arrangement, and (v) Revenue will be recognized when an entity satisfies each performance obligation by transferring control of the promised goods or services to the customer. Goods or services can transfer at a point in time.

The Company operates in two segments – wholesale and retail.

The Company recognizes wholesale revenue from product sales, net of value-added taxes, upon delivery for local sales and upon shipment of the products for export sales, at such time title passes to the customer.

The Company recognizes retail sales net of promotional discounts, rebates, and return allowances. Retail store sales are recognized at the time of the register receipt. Retail online sales are recognized when products are shipped and customers receive the products because we retain a portion of the risk of loss on these sales during transit.

Financial Instruments

Management has estimated that the carrying amounts of non-related party financial instruments approximate their fair values due to their short-term maturities. The fair value of amounts due from (to) related parties is not practicable to estimate due to the related party nature of the underlying transactions.

Accounts Receivable, net

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

The fair value of forward exchange contracts is based on broker quotes, if available.  If broker quotes are not available, then fair value is estimated by discounting the difference between the contractual forward price and the current forward price at the reporting date for the residual maturity of the contract using a risk-free interest rate based on government bonds.

At June 30, 2018, except for derivative financial instruments, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions that management considers to be of a high quality.

At June 30, 2018, the Company has the following derivative financial instruments measured at their fair value using Level 2 quoted prices provided by banks. The fair value of forward foreign exchange contracts is determined using forward exchange market rates at the measurement date. The fair value of foreign currency swap contracts is determined by the variation of measurement date foreign exchange market rates and contract closing date predetermined foreign exchange rates.

The Company has adopted ASC 825-10 “Financial Instruments”, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings.

Derivative Financial Instruments

From time to time, the Company uses derivative financial instruments to manage its exposure to foreign currency risks arising from operational activities or on certain existing assets and liabilities. The Company does not hold or issue derivative instruments for trading purposes. The Company may enter into forward foreign exchange contracts, foreign exchange options, or foreign exchange currency swap contracts to manage exposure to certain foreign currency operating transactions. These instruments may offset a portion of the foreign currency re-measurement gains or losses, or changes in fair value.

The Company may also enter into above similar derivative instruments to hedge the exposure to variability in the expected cash flows of forecasted transactions such as international sales or purchases that the Company expects to receive or commit to remit foreign currencies. In these cases, the Company designates these instruments as the cash flow hedges.

Derivative financial instruments are recognized initially at fair value and transaction costs are expensed immediately. Subsequent to initial recognition, derivative financial instruments are stated at fair value. The gain or loss on re-measurement to fair value is recognized immediately in earnings when such instruments are designated as fair value hedges or ineffective portion of cash flow hedges. The accumulated gain or loss from effective portions of cash flow hedges are recorded in accumulated other comprehensive income/(loss) (“AOCI”) until the hedged item is recognized in earnings. If the hedging instrument no longer meets the criteria for hedge accounting, expires or is sold, terminated or exercised, then hedge accounting is discontinued prospectively.

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

NOTE 3 INVENTORIES

Inventories at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
	(In thousands of U.S. Dollars)
Raw materials	$4,655	$2,148
Work-in-progress	21,226	8,852
Finished goods	38,537	45,182
Total inventories	$64,418	$56,182

NOTE 4 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short term bank loans consisted of the following as of June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
Bank	(In thousands of U.S. Dollars)
Industrial and Commercial Bank of China	$16,610	$21,504
Nanjing Bank	10,570	9,216
China Minsheng Banking	3,020	3,072
HSBC	1,548	2,402
Bank of China	1,510	-
Bank of Communications	1,510	1,536
	$34,768	$37,730

In December 2016, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $9.1 million (RMB60.0 million). These loans are collateralized by the Company’s property and equipment. As of June 30, 2018, Goldenway had borrowed $6.0 million (RMB 40.0 million) under this line of credit with an annual interest rate of 4.7% and due on various dates from November 2018 to January 2019. As of June 30, 2018, approximately $3.1 million was unused and available under this line of credit.

In September 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $18.1 million (RMB120.0 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of June 30, 2018, Ever-Glory Apparel had borrowed $10.6 million (RMB 70.0 million) under this line of credit with annual interest rates ranging from 4.57% to 4.70% and due on September 2018. As of June 30, 2018, approximately $7.5 million was unused and available under this line of credit.

In June 2016, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.6 million (RMB 50.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of June 30, 2018, Goldenway had borrowed $0.8 million (RMB 5.0 million) under this line of credit with annual interest rates ranging from 4.37% to 4.54% and due on October 2018. As of June 30, 2018, approximately $6.8 million was unused and available under this line of credit.

In June 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.1 million (RMB 60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of June 30, 2018, Ever-Glory Apparel had borrowed $7.6 million (RMB 50.0 million) from Nanjing Bank with an annual interest rates ranging from 4.6% to 4.7% and due on various dates from July to September 2018. As of June 30, 2018, approximately $1.5 million was unused and available under this line of credit.

In March 2017, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.0 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of June 30, 2018, LA GO GO had borrowed $2.3 million (RMB15.0 million) from Nanjing Bank with an annual interest rate 5.0% and due on May 2019. As of June 30, 2018, approximately $0.7 million was unused and available under this line of credit.

In December 2017, LA GO GO entered into a line of credit agreement for approximately $3.0 million (RMB 20.0 million) with China Minsheng Bank and guaranteed by Ever-Glory Apparel and Mr. Kang. As of June 30, 2018, LA GO GO had borrowed $3.0 million (RMB 20.0 million) from China Minsheng Bank with an annual interest rate of 4.6% and due in June 2019.

In October 2017, Ever-Glory Apparel entered into a line of credit agreement for approximately $4.5 million (RMB30.0 million) with Bank of China and guaranteed by Jiangsu Ever-Glory. These loans are also collateralized by assets of Jiangsu Ever-Glory’s equity investee, Chuzhou Huarui, under a collateral agreement executed by Ever-Glory Apparel, Chuzhou Huarui and Bank of China. As of June 30, 2018, Ever-Glory Apparel had borrowed $1.5 million (RMB10.0 million) under this line of credit with an annual interest rate of 4.35% and due in August 2018. As of June 30, 2018, approximately $3.0 million was unused and available under this line of credit.

In September 2017, LA GO GO entered into a line of credit agreement for approximately $3.3 million (RMB22.0 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of June 30, 2018, LA GO GO had borrowed $1.5 million (RMB10.0 million) from the Bank of Communications with an annual interest rate 4.57% and due on September 2018. As of June 30, 2018, approximately $1.8 million was unused and available under this line of credit.

In July 2017, Ever-Glory Apparel entered into a line of credit agreement for approximately $6.0 million (RMB40.0 million) with China Everbright Bank and guaranteed by Goldenway and Mr. Kang. These loans are also collateralized by Jiangsu Ever-Glory’s property. As of June 30, 2018, approximately $6.0 million was unused and available under this line of credit.

In December 2017, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $2.5 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of June 30 2018, Ever-Glory Apparel had borrowed $1.5 million from HSBC with an annual interest rate of 3.0% and due in October 2018, and collateralized by approximately $1.76 million of accounts receivable from our wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of June 30, 2018, approximately $1.0 million was unused and available under this line of credit.

All loans have been repaid before or at maturity date.

Total interest expense on bank loans amounted to $0.3 million, $0.9 million, $0.3 million, $0.6 million for the three and six months ended June 30, 2018 and 2017, respectively.

NOTE 5 DERIVATIVE FINANCIAL INSTRUMENTS

Foreign currency swap contracts

The Company entered two foreign currency swap contracts with two banks during 2018. Due to the demand of financial management for daily operation, Ever-Glory Apparel entered into a foreign currency swap contract to exchange $6.0 million for equivalent RMB with Bank of China in May and entered into a foreign currency swap contract to exchange $3.0 million for equivalent RMB with Industrial and Commercial Bank of China in June. The terms of two foreign currency contracts are both six months. Ever-Glory Apparel and the banks swapped two currencies by same pre-determined exchange rate at the beginning and end of the contracts. During the period, the Company pays annual interest of 1.43% for the RMB received and receives 0 interest for the USD exchanged. If the Company failed to execute the exchange at the expiration of contracts, the banks would sell the USD at the market rate then the difference in RMB will be converted into bank loan for the Company. As of June 30, 2018, the fair value of principal amounts are included in other receivable ($9.0 million plus unrealized gain) and other payables (equivalent RMB payables) in the consolidated balance sheets, and unrealized gain of $0.27 million for the six months ended June 30, 2018 is recognized in the income from operations.

Forward foreign exchange contracts

To avoid foreign currency fluctuation on forecasted international sales and secure the profits on such revenues, the Company entered several forward foreign exchange contracts with banks from time to time. According to ASC 815-20-25, the Company designated above contracts as cash flow hedges. As of June 30, 2018, the Company had one outstanding forward foreign exchange contract (sell EUR dollars for RMB), with total notional amount of €0.42 million and two outstanding forward foreign exchange contracts (sell USD dollars for RMB), with total notional amount of $17.0 million according to the amounts of orders. These contracts have aggregate unrealized loss of $0.49 million in fair value recognized as derivatives financial instruments liabilities and accumulated other comprehensive income (loss) in the consolidated balance sheets.

As of December 31, 2017, the Company had five outstanding forward foreign exchange contracts (sell EUR dollars for RMB), with total notional amount of EUR€1.68 million (USD$2.0 million). The fair value of these contracts as of December 31, 2017 was loss of ($8,000), which is immaterial to the consolidated financial statements.

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

Ever-Glory HK was incorporated in Samoa, and under the current laws of Samoa, off-shores income is exempted from income taxes.

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

After the tax liability adjustment resulted from the reevaluation of the Company’s tax position (resulting in the company allocating substantially all of the earnings of the Samoan subsidiary to the PRC and reporting such earnings as taxable in the PRC), pre-tax income for the three and six months ended June 30, 2018 and 2017 was taxable in the following jurisdictions:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands of U.S. Dollars)
PRC	$4,010	$3,438	$5,359	$5,456
Others	(6)	(3)	(12)	(5)
	$4,004	$3,435	$5,347	$5,451

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three and six months ended June 30, 2018 and 2017:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
PRC statutory rate	25.0%	25.0%	25.0%	25.0%
Net operating losses for which no deferred tax assets was recognized	9.1	-	13.2	12.6
Other	(2.0)	(0.7)	-	-
Effective income tax rate	32.1%	24.3%	38.2%	37.6%

Income tax expense for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Current	$1,960	$1,359	$2,884	$3,730
Deferred	(675)	(526)	(843)	(1,680)
Income tax expense	$1,285	$833	$2,041	$2,050

The Company’s deferred tax liabilities arise from differences between US GAAP and PRC tax accounting for certain revenue and expense items, including timing of deduction of losses from allowances.

The Company has not recorded U.S. deferred income taxes on approximately $98.1 million of its non-U.S. subsidiaries’ undistributed earnings because such amounts are intended to be reinvested outside the United States indefinitely. The U.S. Tax Reform signed into law on December 22, 2017 significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, no deferred tax expense (benefits) relating to the Tax Act changes for the period ended June 30, 2018.

NOTE 7 EARNINGS PER SHARE

The following demonstrates the calculation for earnings per share for the three and six months ended June 30, 2018 and 2017:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Weighted average number of common shares – Basic and diluted	14,795,992	14,792,836	14,795,992	14,791,240
Earnings per share – Basic and diluted	$0.19	$0.18	$0.24	$0.25

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

Other income from Related Parties

Jiangsu Wubijia Trading Company Limited (“Wubijia”) is an entity engaged in high-grade home goods sales and is controlled by Mr. Kang. Wubijia has sold their home goods on consignment in certain Company’s retail stores since the third quarter of 2014. During the three and six months ended June 30, 2018 and 2017, the Company received $17,919, $51,541, $5,918 and $17,483 from the customers and paid $20,130, $39,318, $4,602 and $13,556 to Wubijia through the consignment, respectively. The net income (loss) of ($2,212), $12,223, $1,316 and $3,928 was recorded as other income (expenses) during the three and six months ended June 30, 2018 and 2017, respectively.

Nanjing Knitting Company Limited (“Nanjing Knitting”) is an entity engaged in knitted fabric products and knitting underwear sales and is controlled by Mr. Kang. Nanjing Knitting has sold their knitting underwear on consignment in some Company’s retail stores since the third quarter of 2015. During the three and six months ended June 30, 2018 and 2017, the Company received $0, $0, $984 and $6,365 from the customers and paid $0, $0, $1,575 and $10,534 to Nanjing Knitting through the consignment, respectively. The net income (loss) of $0, $0, ($591) and ($4,170) was recorded as other income during the three and six months ended June 30, 2018 and 2017, respectively.

Other expenses due to Related Parties

Included in other expenses for the three and six months ended June 30, 2018 and 2017 are rent costs due to entities controlled by Mr. Kang under operating lease agreements as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$-	$12	$-	$23
Chuzhou Huarui	51	52	109	104
Kunshan Enjin	14	11	27	22
Total	$65	$75	$136	$149

The Company leases Jiangsu Ever-Glory’s factory as the factory is in a location where there is a good supply of experienced workers. The Company leases Chuzhou Huarui and Kunshan Enjin’s warehouse spaces because the locations are convenient for transportation and distribution.

Purchases from and Sub-contracts with Related Parties

The Company purchased raw materials from Nanjing Knitting totaling $1.52 million, $1.85 million, $0.44 million and $0.60 million during the three and six months ended June 30, 2018 and 2017, respectively.

In addition, sub-contracts with related parties included in cost of sales for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands of U.S. Dollars)
Chuzhou huarui	$1,006	$990	$1,873	$2,000
Fengyang huarui	567	387	1,051	851
Nanjing Ever-Kyowa	326	77	675	820
Ever-Glory Vietnam	3,260	4,309	5,174	5,731
Ever-Glory Cambodia	-	188	-	224
EsCeLav	21	-	21	4
Jiangsu Ever-Glory	17	-	21	3
	$5,197	$5,951	$8,815	$9,633

Accounts Payable – Related Parties

The accounts payable to related parties at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$1,423	1,934
Fengyang Huarui	196	459
Nanjing Ever-Kyowa	1,017	900
Chuzhou Huarui	847	1,152
Esc’elav	-	6
Jiangsu Ever-Glory	28	110
Nanjing Knitting	937	114
Total	$4,448	$4,675

Amounts Due From Related Parties-current assets

The amounts due from related parties as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$-	$265
Total	$-	$265

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. During three and six months ended June 30, 2018 and 2017, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices.  The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at a cost of $0, $0.3 million, $0.02 million and $0.1 million during the three and six months period ended June 30, 2018 and 2017, respectively. Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at a cost of $0.1 million, $0.1 million, $0.05 million and $0.05 million during the three and six months ended June 30, 2018 and 2017, respectively.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of June 30, 2018 and December 31, 2017, Jiangsu Ever-Glory has provided guarantees for approximately $48.6 million (RMB 322 million) and $49.5 million (RMB 322.0 million) of lines of credit obtained by the Company, respectively. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $31.0 million (RMB 205.5 million) and $31.6 million (RMB 205.5 million) as of June 30, 2018 and December 31, 2017, respectively. Mr. Kang has also provided a personal guarantee for $42.3 million (RMB 280.0 million) and $21.5 million (RMB 140.0 million) as of June 30, 2018 and December 31, 2017, respectively.

At December 31, 2017, $12.8 million (RMB 83.6 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the six months ended June 30, 2018, an additional $8.4 million (RMB 55.7 million) was provided to and $2.5 million (RMB 16.3 million) was received from Jiangsu Ever-Glory under the counter-guarantee. As of June 30, 2018, the amount of the counter-guarantee was $18.6 million (RMB 123.0 million) (the difference represents currency exchange adjustment of $0.1 million), which was 38.2% of the aggregate amount of lines of credit. The increase of the percentage in this quarter was mainly due to China’s credit tightening policy. Obtaining bank loan requires a higher guarantee deposit in this quarter. This amount plus accrued interest of $3.0 million have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. At June 30, 2018 and December 31, 2017, the amount classified as a reduction of equity was $21.6 million and $15.4 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. Since April 1, 2015, interest rate has changed to 0.41% as the bank benchmark interest rate decreased. Interest income for the three and six months ended June 30, 2018 and 2017 was approximately $0.2 million, $0.4 million, $0.2 million and $0.4 million, respectively.

NOTE 10 CONCENTRATIONS AND RISKS

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Based on management’s assessment of the amount of probable credit losses, if any, in existing accounts receivable. The allowance for doubtful accounts at June 30, 2018 and December 31, 2017 was $5.0 million and $5.2 million, respectively. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions in the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability.

For the six months period ended June 30, 2018, the Company had one wholesale customer that represented approximately 8.97% of the Company’s revenues. For the three months periods ended June 30, 2018, the Company had two wholesale customers that represented approximately 9.68% and 6.60% of the Company’s revenues. For the six months periods ended June 30, 2017, the Company had one wholesale customer that represented approximately 11.3% of the Company’s revenues. For the three months periods ended June 30, 2017, the Company had two wholesale customers that represented approximately 11.0% and 10.6% of the Company’s revenues.

For the Company’s wholesale business during the three and six months ended June 30, 2018 and 2017, no supplier represented more than 10% of the total raw materials purchased.

For the Company’s retail business, the Company had one supplier that represented 31.4% and 31.2% of raw materials purchases during the three and six months ended June 30, 2018. For the Company’s retail business, the Company had one supplier that represented 22.8% and 29.0% of raw materials purchases during the three and six months ended June 30, 2017.

For the wholesale business, the Company relied on one manufacturer for 21.7% of purchased finished goods during the three months ended June 30, 2018 and relied on no manufacturer of purchased finished goods during the six months ended June 30, 2018. For the wholesale business, during the three months ended June 30, 2017, the Company relied on one manufactures for 36.9% of purchased finished goods. The Company relied on one manufacturer for 23.9% of purchased finished goods during the six months ended June 30, 2017.

For the retail business, the Company had no supplier that represented more than 10% of finished goods purchases during the three and six months ended June 30, 2018 and 2017.

The Company’s revenues for the three and six months ended June 30, 2018 and 2017 were earned in the following geographic areas:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands of U.S. Dollars)
The People’s Republic of China	$9,131	$3,525	$13,342	$10,114
Hong Kong China	7,418	7,795	12,556	13,218
Germany	899	1,876	2,765	4,769
United Kingdom	2,881	2,287	5,099	5,575
Europe-Other	5,833	8,640	10,285	14,389
Japan	1,881	1,186	4,318	2,631
United States	10,771	7,696	15,705	10,614
Total wholesale business	38,814	33,005	64,070	61,310
Retail business	49,727	46,766	117,256	103,581
Total	$88,541	$79,771	$181,326	$164,891

NOTE 11 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)	Wholesale segment

(b)	Retail segment

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
Six months ended June 30, 2018
Segment profit or loss:
Net revenue from external customers	$64,070	117,256	181,326
Income from operations	$2,634	1,940	4,574
Interest income	$663	33	696
Interest expense	$782	142	924
Depreciation and amortization	$602	4,301	4,903
Income tax expense	$714	1,327	2,041
Segment assets:
Additions to property, plant and equipment	556	5,739	6,295
Total assets	91,483	129,707	221,190

Six months ended June 30, 2017
Segment profit or loss:
Net revenue from external customers	$61,310	103,581	164,891
Income from operations	$2,663	1,794	4,457
Interest income	$498	41	539
Interest expense	$470	175	645
Depreciation and amortization	$552	2,929	3,481
Income tax expense	$756	1,294	2,050
Segment assets:
Additions to property, plant and equipment	314	1,906	2,220
Total assets	87,294	107,013	194,307

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
Three months ended June 30, 2018
Segment profit or loss:
Net revenue from external customers	$38,814	49,727	88,541
Income from operations	$1,538	1,591	3,129
Interest income	$354	16	370
Interest expense	$291	69	360
Depreciation and amortization	$297	2,069	2,366
Income tax expense	$481	804	1,285

Three months ended June 30, 2017
Segment profit or loss:
Net revenue from external customers	$33,006	46,765	79,771
Income from operations	$912	2,036	2,948
Interest income	$263	19	282
Interest expense	$226	92	318
Depreciation and amortization	$285	955	1,240
Income tax expense	$292	541	833

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2018 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Retail Business

The business objectives for our retail segment are to establish leading brands of women’s apparel and to build a nationwide retail network in China. As of June 30, 2018, we had 1,417 stores (including store-in-stores), including 114stores opened and 97 stores closed in half year of 2018. We expect to open additional 200 to 250 stores in 2018.

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

Revenue Recognition

The Company recognizes revenue pursuant to Accounting Standards Codification 606 (“ASC 606”) Revenue from Contracts with Customers, the standard applies five step model (i) The standard applies to a company’s contracts with customers (ii) The unit of account for revenue recognition under the new standard is a performance obligation (a good or service) and the performance obligations will be accounted for separately if they are distinct (iii) The transaction price is determined based on the amount of consideration that a company expects to be entitled to from a customer (iv) The transaction price is allocated to all the separate performance obligations in an arrangement, and (v) Revenue will be recognized when an entity satisfies each performance obligation by transferring control of the promised goods or services to the customer. Goods or services can transfer at a point in time.

The Company operates in two segments – wholesale and retail.

The Company recognizes wholesale revenue from product sales, net of value-added taxes, upon delivery for local sales and upon shipment of the products for export sales, at such time title passes to the customer.

The Company recognizes retail sales net of promotional discounts, rebates, and return allowances. Retail store sales are recognized at the time of the register receipt. Retail online sales are recognized when products are shipped and customers receive the products because we retain a portion of the risk of loss on these sales during transit.

Estimates and Assumptions

In preparing our consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates in 2018 and 2017 include the assumptions used to value tax liabilities, derivative financial instruments, the estimates of the allowance for deferred tax assets, and the accounts receivable allowance and inventory slow-moving and obsolete write-offs.

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

Results of Operations for the three months ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017. The table and the discussion below should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended June 30,
	2018		2017
	(In thousands of U.S. dollars, except for percentages)
Sales	$88,541	100.0%	$79,771	100.0%
Gross Profit	$34,542	39.0%	$30,650	38.4%
Operating Expense	$31,413	35.5%	$27,702	34.7%
Income From Operations	$3,129	3.5%	$2,948	3.7%
Other Income (Expenses)	$875	1.0%	$487	0.6%
Income tax expense	$1,285	1.5%	$833	1.0%
Net Income	$2,719	3.1%	$2,602	3.3%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended June 30, 2018 and 2017.

	2018	% of total sales	2017	% of total sales	Growth (Decrease) in 2018 compared with 2017
Wholesale business	(In thousands of U.S. dollars)		(In thousands of U.S. dollars)
Mainland China	$9,131	10.3%	$3,525	4.4%	159.0%
Hong Kong China	7,418	8.4	7,795	9.8	(4.8)
Germany	899	1.0	1,876	2.4	(52.1)
United Kingdom	2,881	3.3	2,287	2.9	26.0
Europe-Other	5,833	6.6	8,640	10.8	(32.5)
Japan	1,881	2.1	1,186	1.5	58.7
United States	10,771	12.1	7,696	9.6	40.0
Total Wholesale business	38,814	43.8	33,005	41.4	17.6
Retail business	49,727	56.2	46,766	58.6	6.3
Total sales	$88,541	100.0%	$79,771	100.0%	11.0%

Sales for the three months ended June 30, 2018 were $88.5 million, an 11.0% increase compared with the three months ended June 30, 2017. This increase was primarily attributable to a 17.6% increase in sales in our wholesale business partially and an 6.3% increase in our retail business.

Sales generated from our wholesale business contributed 43.8% or $38.8 million of our total sales for the three months ended June 30, 2018, an 17.6% increase compared with $33.0 million in the three months ended June 30, 2017. This increase was primarily attributable to an increase in sales in Mainland China, United Kingdom, United States and Japan partially offset by a decrease in sales in Hong Kong, Germany and Europe-Other.

Sales generated from our retail business contributed 56.2% or $49.7 million of our total sales for the three months ended June 30, 2018, a 6.3% increase compared with 58.6% or $46.8 million in the three months ended June 30, 2017. This increase was primarily due to an increase in same store sales.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended June 30, 2018 and 2017.

					Growth
					(Decrease) in 2018
	Three months ended June 30,				Compared
	2018		2017		with 2017
	(In thousands of U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$38,814	100.0%	$33,005	100.0%	17.6%
Raw Materials	16,456	42.5	14,465	43.8	13.8
Labor	396	1.0	806	2.4	(50.9)
Outsourced Production Costs	14,722	37.9	11,802	35.8	24.8
Other and Overhead	84	0.2	35	0.1	138.8
Total Cost of Sales for Wholesale	31,658	81.6	27,108	82.1	16.8
Gross Profit for Wholesale	7,156	18.4	5,897	17.9	21.3
Net Sales for Retail	49,727	100.0	46,766	100.0	6.3
Production Costs	13,984	28.1	12,458	26.6	12.3
Rent	8,357	16.8	9,555	20.4	(12.5)
Total Cost of Sales for Retail	22,341	44.9	22,013	47.1	1.5
Gross Profit for Retail	27,386	55.1	24,753	52.9	10.6
Total Cost of Sales	53,999	61.0	49,121	61.6	9.9
Gross Profit	$34,542	39.0%	$30,650	38.4%	12.7%

Raw material costs for our wholesale business were 42.5% of our total wholesale business sales in the three months ended June 30, 2018, compared with 43.8% in the three months ended June 30, 2017. The decrease was mainly due to lower raw material prices.

Labor costs for our wholesale business were 1.0% of our total wholesale business sales in the three months ended June 30, 2018, compared with 2.4% in the three months ended June 30, 2017. The marginal decrease was mainly due to a higher number of outsourced orders in 2018.

Outsourced production costs for our wholesale business for the three months ended June 30, 2018 increased 24.8% to $14.7 million from $11.8 million for the three months ended June 30, 2017. Outsourced production costs accounted for 37.9% of our total wholesale business sales in the three months ended June 30, 2018, a 2.1% increase from the three months ended June 30, 2017. This increase was primarily attributable to higher average employee salaries at our outsourced manufacturing factories.

Overhead and other expenses for our wholesale business accounted for 0.2% of our total wholesale business sales for the three months ended June 30, 2018, compared with 0.1% of total wholesale business sales for the three months ended June 30, 2017.

Wholesale business gross profit for the three months ended June 30, 2018 was $7.2 million compared with $5.9 million for the three months ended June 30, 2017. Gross profit accounted for 18.4% of our total wholesale sales for the three months ended June 30, 2018, compared with 17.9% for the three months ended June 30, 2017. The increase was mainly due to a decrease in raw material costs.

Production costs for our retail business were $14.0 million for the three months ended June 30, 2018 compared with $12.5 million during the three months ended June 30, 2017. Retail production costs accounted for 28.1% of our total retail sales in the three months ended June 30, 2018, compared with 26.6% for the three months ended June 30, 2017. The increase was due to increase in overall purchase costs.

Rent costs for our retail business for the three months ended June 30, 2018 were $8.4 million compared with $9.6 million for the three months ended June 30, 2017. Rent costs for our retail business accounted for 16.8% of our total retail sales for the three months ended June 30, 2018, compared with 20.4% for the three months ended June 30, 2017. The decrease was primarily attributable to lower variable rent charged at certain locations.

Gross profit in our retail business for the three months ended June 30, 2018 was $27.4 million and gross margin was 55.1%. Gross profit in our retail business for the three months ended June 30, 2017 was $24.8 million and gross margin was 52.9%.

Total cost of sales for the three months ended June 30, 2018 was $54.0 million, an 9.9% increase from $49.1 million for the three months ended June 30, 2017. Total cost of sales as a percentage of total sales for the three months ended June 30, 2018 was 61.0%, compared with 61.6% for the three months ended June 30, 2017. Gross margin for the three months ended June 30, 2018 was 39.0% compared with 38.4% for the three months ended June 30, 2017.

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

	Three Months Ended June 30,				Increase (Decrease) in 2018 Compared
	2018		2017		to 2017
	(In thousands of U.S. dollars, except for percentages)
Gross Profit	$34,542	39.0%	$30,650	38.4%	12.7%
Operating Expenses:
Selling Expenses	22,590	25.5	20,223	25.3	11.7
General and Administrative Expenses	8,823	10.0	7,479	9.4	18.0
Total	31,413	35.5	27,702	34.7	13.4
Income from Operations	$3,129	3.5%	$2,948	3.7%	6.1%

Selling expenses for the three months ended June 30, 2018 increased 11.7% to $22.6 million from $20.2 million for the three months ended June 30, 2017. The increase was attributable to the increased average salaries of retail employees, as well as increased store decoration and marketing expenses associated with the promotion of the retail brand.

General and administrative expenses for the three months ended June 30, 2018 increased 18.0% to $8.8 million from $7.5 million for the three months ended June 30, 2017.

Income from Operations

Income from operations for the three months ended June 30, 2018 increased 6.1% to $3.1 million from $2.9 million for the three months ended June 30, 2017. Income from operations for the three months ended June 30, 2018 accounted for 3.5% of our total sales, an 0.2% decrease compared with the three months ended June 30, 2017.

Interest Expense

Interest expense for the three months ended June 30, 2018 was $0.3 million, a 13.2% increase compared with the same period in 2017. The increase was due to the increased interest rate.

Income Tax Expenses

Income tax expense was $1.3 million and $0.8 million for the three months end June 30, 2018 and 2017, respectively.

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

Net Income

Net income for the three months ended June 30, 2018 was $2.7 million, a 4.5% increase compared with the same period in 2017. Our basic and diluted earnings per share were $0.19 and $0.18 for the three months ended June 30, 2018 and 2017, respectively.

Results of Operations for the six months ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Six Months Ended June 30,
	2018		2017
	(In thousands of U.S. Dollars, except for percentages)
Sales	$181,326	100.0%	$164,891	100.0%
Gross Profit	65,887	36.3	59,159	35.9
Operating Expense	61,313	33.8	54,702	33.2
Income From Operations	4,574	2.5	4,457	2.7
Other Income	773	0.4	994	0.6
Income tax expense	2,041	1.1	2,050	1.2
Net Income	$3,306	1.8%	$3,401	2.1%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the six months ended June 30, 2018 and 2017.

	2018	% of total sales	2017	% of total sales	Growth (Decrease) in 2018 compared with 2017
Wholesale business	(In thousands of U.S. dollars)		(In thousands of U.S. dollars)
Mainland China	$13,342	7.4%	$10,114	6.1%	31.9%
Hong Kong China	12,556	6.9	13,218	8.0	(5.0)
Germany	2,765	1.5	4,769	2.9	(42.0)
United Kingdom	5,099	2.8	5,575	3.4	(8.5)
Europe-Other	10,286	5.7	14,389	8.7	(28.5)
Japan	4,318	2.4	2,631	1.6	64.1
United States	15,704	8.6	10,614	6.4	48.0
Total Wholesale business	64,070	35.3	61,310	37.2	4.5
Retail business	117,256	64.7	103,581	62.8	13.2
Total sales	$181,326	100.0%	$164,891	100.0%	10.0%

Sales for the six months ended June 30, 2018 were $181.3 million, an increase of 10.0% from the six months ended June 30, 2017. This increase was primarily attributable to an 4.5% increase in sales in our wholesale business and an 13.2% increase in our retail business.

Sales generated from our wholesale business contributed 35.3% or $64.1 million of our total sales for the six months ended June 30, 2018, an increase of 4.5% compared with $61.3 million in the six months ended June 30, 2017. This increase was primarily attributable to increased sales in Mainland China, Japan and the United States partially offset by decreased sales in Hong Kong China, Germany, United Kingdom and Europe-Other.

Sales generated from our retail business contributed 64.7% or $117.3 million of our total sales for the six months ended June 30, 2018, an increase of 13.2% compared with $103.6 million in the six months ended June 30, 2017. This increase was primarily due to an increase in same store sales.

Total retail store square footage and sales per square foot for the six months ended June 30, 2018 and 2017 are as follows:

	2018	2017
Total store square footage	1,421,156	1,357,746
Number of stores	1,417	1,362
Average store size, square feet	1,003	997
Total store sales (in thousands of U.S. dollars)	$117,256	$103,581
Sales per square foot	$83	$76

Same store sales and newly opened store sales for the six months ended June 30, 2018 and 2017 are as follows:

	2018	2017
	(In thousands of U.S. dollars)
Sales from stores opened for a full year	$92,898	$83,614
Sales from newly opened store sales	$11,728	$13,479
Sales from e-commerce platform	$6,989	$4,094
Other*	$5,641	$2,394
Total	$117,256	$103,581

*Primarily sales from stores that were closed in the current reporting period.

We remodeled or relocated 206 stores in 2018, and 69 stores during the three months ended June 30, 2018. We plan to relocate or remodel 200-300 stores in 2018. Remodels and relocations typically drive incremental same-store sales growth. A relocation typically results in an improved, more visible and accessible location, and usually includes increased square footage. We believe we will continue to have opportunities for additional remodels and relocations beyond 2017.  Same-store sales are calculated based upon stores that were open at least 12 full fiscal months in each reporting period and remain open at the end of each reporting period.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the six months ended June 30, 2018 and 2017.

					Growth
					(Decrease) in 2018
	Six months ended June 30,				Compared
	2018		2017		with 2017
	(In thousands of U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$64,071	100.0%	$61,310	100.0%	4.5%
Raw Materials	26,724	41.7	25,674	41.9	4.1
Labor	781	1.2	1,768	2.9	(55.8)
Outsourced Production Costs	23,447	36.6	21,542	35.1	8.8
Other and Overhead	157	0.3	126	0.2	24.1
Total Cost of Sales for Wholesale	51,109	79.8	49,110	80.1	4.1
Gross Profit for Wholesale	12,962	20.2	12,200	19.9	6.2
Net Sales for Retail	117,255	100.0	103,581	100.0	13.2
Production Costs	40,055	34.2	31,687	30.6	26.4
Rent	24,275	20.7	24,935	24.1	(2.6)
Total Cost of Sales for Retail	64,330	54.9	56,622	54.7	13.6
Gross Profit for Retail	52,925	45.1	46,959	45.3	12.7
Total Cost of Sales	115,439	63.7	105,732	64.1	9.2
Gross Profit	$65,887	36.3%	$59,159	35.9%	11.4%

Raw material costs for our wholesale business were 41.7% of our total wholesale business sales in the six months ended June 30, 2018, compared with 41.9% in the six months ended June 30, 2017. The decrease was mainly due to lower cost of raw materials.

Labor costs for our wholesale business were 1.2% of our total wholesale business sales in the six months ended June 30, 2018, compared with 2.9% in the six months ended June 30, 2017. The marginal decrease was mainly due to a higher number of outsourced orders in 2018.

Outsourced production costs for our wholesale business were 36.6% of our total sales in the six months ended June 30, 2018, compared with 35.1% in the six months ended June 30, 2017.

Overhead and other expenses for our wholesale business accounted for 0.3% and 0.2% of our total sales for the six months ended June 30, 2018 and 2017, respectively.

Gross profit for our wholesale business for the six months ended June 30, 2018 was $13.0 million, an 6.2% increase compared with the six months ended June 30, 2017. As a percentage of total wholesale business sales, gross profit was 20.2% of our total wholesale business sales for the six months ended June 30, 2018, compared with 19.9% for the six months ended June 30, 2017. The increase was mainly due to decreased raw materials costs.

Production costs for our retail business for the six months ended June 30, 2018 were $40.1 million compared with $31.7 million for the six months ended June 30, 2017. As a percentage of our total retail sales, production costs were 34.2% of our total retail sales for the six months ended June 30, 2018, compared with 30.6% for the six months ended June 30, 2017. The increase was due to increase in overall purchase costs.

Rent costs for our retail business for the six months ended June 30, 2018 were $24.3 million compared with $24.9 million for the six months ended June 30, 2017. As a percentage of total retail sales, rent costs were 20.7% of our total retail sales for the six months ended June 30, 2018 compared with 24.1% for the six months ended June 30, 2017. The decrease was primarily attributable to lower rent at certain locations.

Gross profit for our retail business for the six months ended June 30, 2018 was $52.9 million compared with $47.0 million for the six months ended June 30, 2017. Gross margin for our retail business for the six months ended June 30, 2018 was 45.1% compared with 45.3% for the six months ended June 30, 2017.

Total cost of sales for the six months ended June 30, 2018 was $115.4 million, an 9.2% increase compared with the six months ended June 30, 2017. As a percentage of total sales, total costs were 63.7% of total sales for the six months ended June 30, 2018, compared with 64.1% for the six months ended June 30, 2016. Total gross margin for the six months ended June 30, 2018 was 36.3% compared with 35.9% for the six months ended June 30, 2017.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. For our wholesale business, purchases from our five largest suppliers represented approximately 16.5% and 18.4% of raw material purchases for the six months ended June 30, 2018 and 2017, respectively. No one supplier provided more than 10.0% of our raw material purchases for the six months ended June 30, 2018 and 2017. For our retail business, purchases from our two largest suppliers represented approximately 55.1% and 32.2% of raw material purchases for the six months ended June 30, 2018 and 2017, respectively. One supplier provided approximately 31.2% and 22.8% of our total purchases for the six months ended June 30, 2018 and 2017, respectively. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

We also purchase finished goods from contract manufacturers. For our wholesale business, purchases from our five largest contract manufacturers represented approximately 28.9% and 45.6% of finished goods purchases for the six months ended June 30, 2018 and 2017, respectively. One contract manufacturer provided approximately 9.3% of our finished goods purchases for the six months ended June 30, 2018. One contract manufacturer provided approximately 23.9% of our finished goods purchases for the six months ended June 30, 2017, respectively. For our retail business, our five largest contract manufacturers represented approximately 16.4% and 10.7% of finished goods purchases for the six months ended June 30, 2018 and 2017, respectively. No manufacturer provided more than 10% of our finished goods purchases for the six months ended June 30, 2018 and 2017. We have not experienced difficulty in obtaining finished products from our contract manufacturers and we believe we maintain good relationships with our contract manufacturers.

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

	Six months ended June 30,				Increase (Decrease) in 2018 Compared
	2018		2017		to 2017
	(In thousands of U.S. dollars, except for percentages)
Gross Profit	$65,887	36.3%	$59,159	35.9%	11.4%
Operating Expenses:
Selling Expenses	44,817	24.7	39,968	24.2	12.1
General and Administrative Expenses	16,496	9.1	14,734	8.9	12.0
Total	61,313	33.8	54,702	33.2	12.1
Income from Operations	$4,574	2.5%	$4,457	2.7%	2.6%

Selling expenses for the six months ended June 30, 2018 were $44.8 million, an 12.1% increase compared with the six months ended June 30, 2017. The increase was attributable to the increased bonus of retail employees, as well as increased store decoration and marketing expenses associated with the promotion of the retail brand.

General and administrative expenses for the six months ended June 30, 2018 were $16.5 million an 12.0% increase compared with the six months ended June 30, 2017. As a percentage of total sales, general and administrative expenses accounted for 9.1% of total sales for the six months ended June 30, 2018, compared with 8.9% of total sales for the six months ended June 30, 2017. The increase was mainly attributable to the increased average salaries.

Income from Operations

Income from operations for the six months ended June 30, 2018 was $4.6 million, an 2.6% increase from $4.5 million for the six months ended June 30, 2017. This decrease was due to increased expenses.

Interest Expense

Interest expense was $0.9 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively. The increase was due to the increased interest rate.

Income Tax Expenses

Income tax expense for the six months ended June 30, 2018 was $2.0 million, a 0.4% decrease compared to the same period of 2017. The decrease was primarily due to lower income before income tax expense.

Net Income

Net income for the six months ended June 30, 2018 was $3.3 million, a decrease of 2.8% compared with the same period in 2017. Basic and diluted earnings per share were $0.24 and $0.25 for the six months ended June 30, 2018 and 2017, respectively.

Summary of Cash Flows

Summary cash flows information for the six months ended June 30, 2018 and 2017 is as follows:

	2018	2017
	(In thousands of U.S. dollars)
Net cash used in operating activities	$(10,655)	$(7,417)
Net cash used in investing activities	$(6,295)	$(2,220)
Net cash provided by (used in) financing activities	$(8,600)	$1,892

Net cash used in operating activities was $10.7 million for the six months ended June 30, 2018, compared with $7.4 million net cash used in operating activities during the six months ended June 30, 2017. The increase was primarily due to increase in inventory and decrease in accounts receivable.

Net cash used in investing activities was $6.3 million for the six months ended June 30, 2018, compared with $2.2 million used during the six months ended June 30, 2017. This increase was mainly due to the increased in purchase of property and equipment and remodeling expenditure in 2018.

Net cash used in financing activities was $8.6 million for the six months ended June 30, 2018, compared with $1.9 million net cash provided during the six months ended June 30, 2017. During the six months ended June 30, 2018, we repaid $30.5 million of bank loans and received bank loan proceeds of $28.1 million. Also, under the counter-guarantee agreement, we received $2.6 million from and $8.7 million paid to the related party during the six months ended June 30, 2018.

Liquidity and Capital Resources

As of June 30, 2018, we had cash and cash equivalents of $36.4 million, other current assets of $152.2 million and current liabilities of $122.9 million. We presently finance our operations primarily from cash flows from operations and bank loans and we anticipate that these will continue to be our primary sources of funds to finance our short-term cash needs.

Bank Loans

In December 2016, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $9.1 million (RMB60.0 million). These loans are collateralized by the Company’s property and equipment. As of June 30, 2018, Goldenway had borrowed $6.0 million (RMB 40.0 million) under this line of credit with an annual interest rate of 4.7% and due on various dates from November 2018 to January 2019. As of June 30, 2018, approximately $3.1 million was unused and available under this line of credit.

In September 2015, Ever-Glory Apparel entered into a line of credit agreement for approximately $18.1 million (RMB120.0 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of June 30, 2018, Ever-Glory Apparel had borrowed $10.6 million (RMB 70.0 million) under this line of credit with annual interest rates ranging from 4.57% to 4.70% and due on September 2018. As of June 30, 2018, approximately $7.5 million was unused and available under this line of credit.

In June 2016, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.6 million (RMB 50.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of June 30, 2018, Goldenway had borrowed $0.8 million (RMB 5.0 million) under this line of credit with annual interest rates ranging from 4.37% to 4.54% and due on October 2018. As of June 30, 2018, approximately $6.8 million was unused and available under this line of credit.

In June 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.1 million (RMB 60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of June 30, 2018, Ever-Glory Apparel had borrowed $7.6 million (RMB 50.0 million) from Nanjing Bank with an annual interest rates ranging from 4.6% to 4.7% and due on various dates from July to September 2018. As of June 30, 2018, approximately $1.5 million was unused and available under this line of credit.

In March 2017, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.0 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of June 30, 2018, LA GO GO had borrowed $2.3 million (RMB15.0 million) from Nanjing Bank with an annual interest rate 5.0% and due on May 2019. As of June 30, 2018, approximately $0.7 million was unused and available under this line of credit.

In December 2017, LA GO GO entered into a line of credit agreement for approximately $3.0 million (RMB 20.0 million) with China Minsheng Bank and guaranteed by Ever-Glory Apparel and Mr. Kang. As of June 30, 2018, LA GO GO had borrowed $3.0 million (RMB 20.0 million) from China Minsheng Bank with an annual interest rate of 4.6% and due in June 2019.

In October 2017, Ever-Glory Apparel entered into a line of credit agreement for approximately $4.5 million (RMB30.0 million) with Bank of China and guaranteed by Jiangsu Ever-Glory. These loans are also collateralized by assets of Jiangsu Ever-Glory’s equity investee, Chuzhou Huarui, under a collateral agreement executed by Ever-Glory Apparel, Chuzhou Huarui and Bank of China. As of June 30, 2018, Ever-Glory Apparel had borrowed $1.5 million (RMB10.0 million) under this line of credit with an annual interest rate of 4.35% and due in August 2018. As of June 30, 2018, approximately $3.0 million was unused and available under this line of credit.

In September 2017, LA GO GO entered into a line of credit agreement for approximately $3.3 million (RMB22.0 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of June 30, 2018, LA GO GO had borrowed $1.5 million (RMB10.0 million) from the Bank of Communications with an annual interest rate 4.57% and due on September 2018. As of June 30, 2018, approximately $1.8 million was unused and available under this line of credit.

In July 2017, Ever-Glory Apparel entered into a line of credit agreement for approximately $6.0 million (RMB40.0 million) with China Everbright Bank and guaranteed by Goldenway and Mr. Kang. These loans are also collateralized by Jiangsu Ever-Glory’s property. As of June 30, 2018, approximately $6.0 million was unused and available under this line of credit.

In December 2017, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $2.5 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of June 30 2018, Ever-Glory Apparel had borrowed $1.5 million from HSBC with an annual interest rate of 3.0% and due in October 2018, and collateralized by approximately $1.76 million of accounts receivable from our wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of June 30, 2018, approximately $1.0 million was unused and available under this line of credit.

All loans have been repaid before or at maturity date.

Derivative Financial Instruments

Foreign currency swap contracts

The Company entered two foreign currency swap contracts with two banks during 2018. Due to the demand of financial management for daily operation, Ever-Glory Apparel entered into a foreign currency swap contract to exchange $6.0 million for equivalent RMB with Bank of China in May and entered into a foreign currency swap contract to exchange $3.0 million for equivalent RMB with Industrial and Commercial Bank of China in June. The terms of two foreign currency contracts are both six months. Ever-Glory Apparel and the banks swapped two currencies by same pre-determined exchange rate at the beginning and end of the contracts. During the period, the Company pays annual interest of 1.43% for the RMB received and receives 0 interest for the USD exchanged. If the Company failed to execute the exchange at the expiration of contracts, the banks would sell the USD at the market rate then the difference in RMB will be converted into bank loan for the Company. As of June 30, 2018, the fair value of principal amounts are included in other receivable ($9.0 million plus unrealized gain) and other payables (equivalent RMB payables) in the consolidated balance sheet, and unrealized gain of $0.27 million for the six months ended June 30, 2018 is recognized in the income from operations.

Forward foreign exchange contracts

To avoid foreign currency fluctuation on forecasted international sales and secure the profits on such revenues, the Company entered several forward foreign exchange contracts with banks from time to time. According to ASC 815-20-25, the Company designated above contracts as cash flow hedges. As of June 30, 2018, the Company had one outstanding forward foreign exchange contract (sell EUR dollars for RMB), with total notional amount of €0.42 million and two outstanding forward foreign exchange contracts (sell USD dollars for RMB), with total notional amount of $17.0 million according to the amounts of orders. These contracts have aggregate unrealized loss of $0.49 million in fair value recognized as derivatives financial instruments liabilities and accumulated other comprehensive income (loss) in the consolidated balance sheets.

As of December 31, 2017, the Company had five outstanding forward foreign exchange contracts (sell EUR dollars for RMB), with total notional amount of EUR€1.68 million (USD$2.0 million). The fair value of these contracts as of December 31, 2017 was loss of ($8,000), which is immaterial to the consolidated financial statements.

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

As of June 30, 2018, we had access to approximately $66.2 million in lines of credit, of which approximately $31.4 million was unused and available. These credit facilities do not include any covenants. We have agreed to provide Jiangsu Ever-Glory a counter-guarantee of not less than 70% of the maximum aggregate lines of credit and borrowings guaranteed by Jiangsu Ever-Glory and collateralized by the assets of Jiangsu Ever-Glory and its equity investee, Nanjing Knitting, under agreements executed between the Company, Jiangsu Ever-Glory, Nanjing Knitting, and the banks. The maximum aggregate lines of credit and available borrowings was approximately $48.6 million (RMB 322.0 million) and approximately $18.6 million (RMB 123.0 million) was provided to Jiangsu Ever-Glory as the counter guarantee as of June 30, 2018.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004, the exchange rate of RMB to the dollar remained constant at RMB 8.26 to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from RMB 8.26 to 8.09 to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of June 30, 2018, the market foreign exchange rate had increased to RMB 6.62 to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future and will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel, Taixin, He Meida, Huirui, Shanghai LA GO GO, Yalan, Shanghai Yiduo, Tianjin LA GO GO and Jiangsu LA GO GO (whose functional currency is RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain (loss) for the three and six months ended June 30, 2018 and 2017 was ($6.09) million, ($2.07) million, $1.06 million and $1.52 million, respectively.

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

Evaluation of Disclosure Controls and Procedures. As of June 30, 2018, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of June 30, 2018. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9 of our annual report for fiscal year ended December 31, 2017. As of June 30, 2018, we had not completed the remediation of these material weaknesses.

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

Changes in Internal Control over Financial Reporting

Our management has worked, and will continue to work to improve our internal controls over financial reporting. During the six months ended June 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no material change in the information provided in Item 1A of Form 10-K Annual Report for the year ended December 31, 2017 filed with the SEC on March 28, 2018.

The proposed tariffs by the U.S. government and the potential of a trade war between the U.S. and China, and on a larger scale, internationally, may dampen global growth. If the U.S. government, in the future, subjects the services that we provide to proposed tariffs, our business operations and revenues may be negatively impacted.

The U.S. government has recently proposed, among other actions, imposing new or higher tariffs on specified products imported from China to penalize China for what it characterizes as unfair trade practices and China has responded by proposing new or higher tariffs on specified products imported from the United States. On July 6, 2018, the United States imposed 25% tariffs on $34 billion worth of Chinese goods as part of U.S. President Donald Trump's new tariffs policy, which then led China to respond with similar sized tariffs on U.S. products. Soon after on July 10, following an order from U.S. President Donald Trump, the U.S. Trade Representative (USTR) Office published a list of $200 billion in Chinese products to be subject to a newly proposed 10% tariff. China quickly responded to the announcement by blasting the proposed tariffs as “irrational” and “completely unacceptable. As such, we may have access to fewer business opportunities and our operation may be negatively impacted. Export to customers based in the U.S. accounts for approximately 6.0% of our revenue during the previous two fiscal years. We may suffer loss due to such trade war. In addition, future actions or escalations by either the United States or China that affect trade relations may cause global economic turmoil and potentially have a negative impact on our business and we cannot provide any assurances as to whether such actions will occur or the form that they may take.

Sustained tension between the United States and China over trade policies could significantly undermine the stability of the global and Chinese economy. Any prolonged slowdown in the Chinese or global economy may have a negative impact on our business, results of operations and financial condition, and continued turbulence in the international markets may adversely affect our ability to access the capital markets to meet liquidity needs.

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

August 13, 2018	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jiansong Wang
Jiansong Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

