Form 10-Q
period 2018-09-30
Ever-Glory International Group, Inc.
filed 2018-11-08
CIK 943184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 5, 2018, 14,798,198 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

EVER-GLORY INTERNATIONAL GROUP, INC.

FORM 10-Q

INDEX

		Page Number

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017	1

	Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2018 and 2017 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017(unaudited)	3

	Notes to the Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Mine Safety Disclosure	31

Item 5.	Other Information	31

Item 6.	Exhibits	32

SIGNATURES		33

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

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

AS OF SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017

	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,479	$62,876
Accounts receivable, net	93,141	81,859
Inventories	83,243	56,182
Value added tax receivable	3,135	3,757
Other receivables and prepaid expenses	24,181	5,139
Advances on inventory purchases	10,998	3,028
Amounts due from related parties	25	265
Total Current Assets	239,202	213,106

INTANGIBLE ASSETS	6,337	5,995
PROPERTY AND EQUIPMENT, NET	26,746	25,891
TOTAL ASSETS	$272,285	$244,992

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank loans	$35,562	$37,730
Accounts payable	99,399	73,788
Accounts payable and other payables - related parties	5,168	4,675
Other payables and accrued liabilities	29,560	16,454
Derivative financial instruments	1,073	-
Value added and other taxes payable	1,879	6,052
Income tax payable	1,931	1,712
Total Current Liabilities	174,572	140,411

NONCURRENT LIABILITIES
Deferred tax liabilities	95	1,883
TOTAL LIABILITIES	174,667	142,294

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Stockholders’ equity:
Common stock $0.001 par value, authorized 50,000,000 shares, 14,798,198 and 14,795,992 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	15	15
Additional paid-in capital	3,627	3,620
Retained earnings	102,102	95,195
Statutory reserve	17,794	17,794
Accumulated other comprehensive income	(4,240)	2,585
Amounts due from related party	(20,252)	(15,449)
Total equity attributable to stockholders of the Company	99,046	103,760
Noncontrolling interest	(1,428)	(1,062)
Total Equity	97,618	102,698
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$272,285	$244,992

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES CONDENSED

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
NET SALES	$125,480	$120,257	$306,806	$285,148
COST OF SALES	95,419	87,007	210,858	192,740

GROSS PROFIT	30,061	33,250	95,948	92,408

OPERATING EXPENSES
Selling expenses	17,588	20,238	62,405	60,206
General and administrative expenses	8,519	10,167	25,015	24,900
Total Operating Expenses	26,107	30,405	87,420	85,106

INCOME FROM OPERATIONS	3,954	2,845	8,528	7,302

OTHER INCOME (EXPENSES)
Interest income	307	370	1,003	909
Interest expense	(278)	(562)	(1,202)	(1,207)
Other income	101	1,987	1,102	3,088
Total Other Income (Expenses)	130	1,795	903	2,790

INCOME BEFORE INCOME TAX EXPENSE	4,084	4,640	9,431	10,092
Income tax expense	(908)	(1,522)	(2,949)	(3,573)

NET INCOME	3,176	3,118	6,482	6,519

Net loss attributable to the non-controlling interest	140	115	425	376
NET INCOME ATTRIBUTABLE TO THE COMPANY	3,316	3,233	6,907	6,895

NET INCOME	$3,176	$3,118	$6,482	$6,519

Foreign currency translation income(loss)	(3,674)	1,823	(5,742)	3,345
Unrealized gain (loss) of derivative contracts designated as cash flow hedge	(614)	-	(1,083)	-
COMPREHENSIVE INCOME (LOSS)	(1,112)	4,941	(343)	9,864

Comprehensive loss attributable to the non-controlling interest	57	133	366	411
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(1,055)	$5,074	$23	$10,275

EARNINGS PER SHARE ATTRIBUTABLE TO THE COMPANY’S STOCKHOLDERS
Basic and diluted	$0.22	$0.22	$0.47	$0.47
Weighted average number of shares outstanding
Basic and diluted	14,798,198	14,792,836	14,796,527	14,791,778

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,482	$6,519
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,523	5,066
Loss from sale of property and equipment	102	5
Provision of bad debt allowance	-	679
Provision for obsolete inventories	2,697	4,624
Deferred income tax	(1,706)	(2,004)
Stock-based compensation	7	10
Changes in operating assets and liabilities
Accounts receivable	(15,012)	(12,805)
Inventories	(32,831)	(3,423)
Value added tax receivable	430	(762)
Other receivables and prepaid expenses	(19,792)	(3,395)
Advances on inventory purchases	(8,199)	(1,619)
Amounts due from related parties	4	(937)
Accounts payable	29,547	(3,738)
Accounts payable and other payables- related parties	153	232
Other payables and accrued liabilities	14,054	(2,219)
Value added and other taxes payable	(3,892)	(2,561)
Income tax payable	311	(256)
Net cash used in operating activities	(21,122)	(16,584)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(9,144)	(4,356)
Net Cash used in by investing activities	(9,144)	(4,356)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	39,872	47,570
Repayment of bank loans	(40,225)	(33,372)
Repayment of loans from related party	3,232	7,596
Advances to related party	(8,183)	(6,464)
Net cash (used in) provided by financing activities	(5,304)	15,330

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,827)	1,121

NET DECREASE IN CASH AND CASH EQUIVALENTS	(38,397)	(4,489)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	62,876	45,288

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,479	$40,799

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest	$1,202	$645
Income taxes	$4,427	$3,120

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of September 30, 2018, the condensed consolidated statements of income and comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017, and condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements.

Wholesale revenues are generally higher in the third and fourth fiscal quarters, while retail revenues are generally higher in the first and fourth fiscal quarters. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

At September 30, 2018, except for derivative financial instruments, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions that management considers to be of a high quality.

At September 30, 2018, the Company has the following derivative financial instruments measured at their fair value using Level 2 quoted prices provided by banks. The fair value of forward foreign exchange contracts is determined using forward exchange market rates at the measurement date. The fair value of foreign currency swap contracts is determined by the variation of measurement date foreign exchange market rates and contract closing date predetermined foreign exchange rates.

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

NOTE 3 INVENTORIES

Inventories at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
	(In thousands of U.S. Dollars)
Raw materials	$20,791	$2,148
Work-in-progress	2,556	8,852
Finished goods	59,896	45,182
Total inventories	$83,243	$56,182

NOTE 4 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short term bank loans consisted of the following as of September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
Bank	(In thousands of U.S. Dollars)
Industrial and Commercial Bank of China	$20,384	$21,504
Nanjing Bank	5,824	9,216
HSBC	4,993	2,402
China Minsheng Banking	2,912	3,072
Bank of Communications	1,449	1,536
	$35,562	$37,730

In December 2016, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $8.7 million (RMB60.0 million). These loans are collateralized by the Company’s property and equipment. As of September 30, 2018, Goldenway had borrowed $5.8 million (RMB 40.0 million) under this line of credit with an annual interest rate of 4.7% and due on various dates from November 2018 to January 2019. As of September 30, 2018, approximately $2.9 million was unused and available under this line of credit.

In August 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $14.6 million (RMB100.0 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of September 30, 2018, Ever-Glory Apparel had borrowed $14.6 million (RMB 100.0 million) under this line of credit with annual interest rates ranging from 4.57% to 4.70% and due on September 2019.

In June 2016, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.3 million (RMB 50.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of September 30, 2018, Goldenway had borrowed $0.7 million (RMB 5.0 million) under this line of credit with annual interest rate 4.37% due on October 2018. As of September 30, 2018, approximately $6.6 million was unused and available under this line of credit.

In June 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $8.7 million (RMB 60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of September 30, 2018, Ever-Glory Apparel had borrowed $2.9 million (RMB 20.0 million) from Nanjing Bank with an annual interest rates ranging from 4.6% to 4.7% and due on various dates from January to March 2019. As of September 30, 2018, approximately $5.8 million was unused and available under this line of credit.

In March 2017, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $2.9 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of September 30, 2018, LA GO GO had borrowed $2.2 million (RMB15.0 million) from Nanjing Bank with an annual interest rate 5.0% and due on June 2019. As of September 30, 2018, approximately $0.7 million was unused and available under this line of credit.

In December 2017, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $7.5 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of September 30, 2018, Ever-Glory Apparel had borrowed $5.0 million from HSBC with an annual interest rate of 3.0% and due in November 2018, and collateralized by approximately $5.9 million of accounts receivable from our wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of September 30, 2018, approximately $2.5 million was unused and available under this line of credit.

In December 2017, LA GO GO entered into a line of credit agreement for approximately $2.9 million (RMB 20.0 million) with China Minsheng Bank and guaranteed by Ever-Glory Apparel and Mr. Kang. As of September 30, 2018, LA GO GO had borrowed $2.9 million (RMB 20.0 million) from China Minsheng Bank with an annual interest rate of 4.6% and due in June 2019.

In September 2017, LA GO GO entered into a line of credit agreement for approximately $3.2 million (RMB22.0 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of September 30, 2018, LA GO GO had borrowed $1.4 million (RMB10.0 million) from the Bank of Communications with an annual interest rate 4.57% and due on January 2019. As of September 30, 2018, approximately $1.8 million was unused and available under this line of credit.

In October 2017, Ever-Glory Apparel entered into a line of credit agreement for approximately $4.4 million (RMB30.0 million) with Bank of China and guaranteed by Jiangsu Ever-Glory. These loans are also collateralized by assets of Jiangsu Ever-Glory’s equity investee, Chuzhou Huarui, under a collateral agreement executed by Ever-Glory Apparel, Chuzhou Huarui and Bank of China. As of September 30, 2018, approximately $4.4 million was unused and available under this line of credit.

In July 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $2.9 million (RMB20.0 million) with the Shanghai Pudong Development Bank and guaranteed by Goldenway. As of September 30, 2018, approximately $2.9 million was unused and available under this line of credit.

In July 2017, Ever-Glory Apparel entered into a line of credit agreement for approximately $5.8 million (RMB40.0 million) with China Everbright Bank and guaranteed by Goldenway and Mr. Kang. These loans are also collateralized by Jiangsu Ever-Glory’s property. As of September 30, 2018, approximately $5.8 million was unused and available under this line of credit.

All loans have been repaid before or at maturity date.

Total interest expense on bank loans amounted to $0.3 million, $1.2 million, $0.6 million, $1.2 million for the three and nine months ended September 30, 2018 and 2017, respectively.

NOTE 5 DERIVATIVE FINANCIAL INSTRUMENTS

Foreign currency swap contracts

During 2018, the Company had entered into four foreign currency swap contracts with three banks. Due to the increased demand of effective control on financial management for daily operations, Ever-Glory Apparel had entered into different foreign currency swap contracts to exchange $6.0 million for equivalent RMB with Bank of China in May, entered into a foreign currency swap contract to exchange $3.0 million for equivalent RMB with Industrial and Commercial Bank of China in June and entered into a foreign currency swap contract to exchange $6.0 million and $4.0 million for equivalent RMB with Shanghai Pudong Development Bank in July. The terms of three foreign currency contracts are both six months and the contract of $4.0 million with Shanghai Pudong Development Bank is three months. Ever-Glory Apparel and the banks swapped two currencies by same pre-determined exchange rate at the beginning and end of the contracts. During the period, the Company pays annual interest of 1.43% for the RMB received and receives 0 interest for the USD exchanged with the Bank of China and Industrial and Commercial Bank of China. The company pays annual interest of 0.98% for the RMB received and receives 0.0001% interest for the USD exchanged with Shanghai Pudong Development Bank. If the Company failed to execute the exchange at the expiration of contracts, the banks would sell the USD at the market rate then the difference in RMB will be converted into bank loan for the Company. As of September 30, 2018, the fair value of principal amounts are included in other receivable ($19.0 million plus unrealized gain) and other payables (equivalent RMB payables) in the condensed consolidated balance sheets, and unrealized gain of $0.8 million for the nine months ended September 30, 2018 is recognized in the income from operations.

Forward foreign exchange contracts

To avoid foreign currency fluctuation on forecasted international sales and secure the profits on such revenues, the Company entered several forward foreign exchange contracts with banks from time to time. According to ASC 815-20-25, the Company designated above contracts as cash flow hedges. As of September 30, 2018, the Company had two outstanding forward foreign exchange contracts (sell USD dollars for RMB), with total notional amount of $17.0 million according to the amounts of orders. These contracts have aggregate unrealized loss of $0.6 million and $1.1 million respectively in fair value recognized as derivatives financial instruments liabilities and accumulated other comprehensive loss in the consolidated balance sheets for the three and nine months ended September 30, 2018.

As of December 31, 2017, the Company had five outstanding forward foreign exchange contracts (sell EUR dollars for RMB), with total notional amount of EUR€1.68 million (USD$2.0 million). The fair value of these contracts as of December 31, 2017 was a loss of $8,000, which is immaterial to the consolidated financial statements.

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

After the tax liability adjustment resulted from the reevaluation of the Company’s tax position (resulting in the company allocating substantially all of the earnings of the Samoan subsidiary to the PRC and reporting such earnings as taxable in the PRC), pre-tax income for the three and nine months ended September 30, 2018 and 2017 was taxable in the following jurisdictions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands of U.S. Dollars)
PRC	$4,084	$4,641	$9,445	$10,097
Others	-	(1)	(14)	(5)
	$4,084	$4,640	$9,431	$10,092

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three and nine months ended September 30, 2018 and 2017:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
PRC statutory rate	25.0%	25.0%	25.0%	25.0%
Net operating losses for which no deferred tax assets was recognized	18.5	7.8	8.1	10.4
Other	(21.3)	-	(1.8)	-
Effective income tax rate	22.2%	32.8%	31.3%	35.4%

Income tax expense for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Current	$1,853	$1,752	$4,737	$5,482
Deferred	(945)	(230)	(1,788)	(1,909)
Income tax expense	$908	$1,522	$2,949	$3,573

The Company’s deferred tax liabilities arise from differences between US GAAP and PRC tax accounting for certain revenue and expense items, including timing of deduction of losses from allowances.

The Company has not recorded U.S. deferred income taxes on approximately $102.1 million of its non-U.S. subsidiaries’ undistributed earnings because such amounts are intended to be reinvested outside the United States indefinitely. The U.S. Tax Reform signed into law on December 22, 2017 significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, there was no deferred tax expense (benefits) relating to the Tax Act changes for the period ended September 30, 2018.

NOTE 7 EARNINGS PER SHARE

The following demonstrates the calculation for earnings per share for the three and nine months ended September 30, 2018 and 2017:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Weighted average number of common shares – Basic and diluted	14,798,198	14,792,836	14,796,527	14,791,778
Earnings per share – Basic and diluted	$0.22	$0.22	$0.47	$0.47

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

On July 26, 2018, the Company issued 2,206 shares of Company’s common stock to two of the Company’s independent directors as compensation for their services rendered during the fourth quarter of 2017, and the first and second quarters of 2018 as directors. The shares issued in 2018 were valued at $3.39 per share, which was the average market price of the common stock for the five days before the grant date.

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

Other Income From Related Parties

Jiangsu Wubijia Trading Company Limited (“Wubijia”) is an entity engaged in high-grade home goods sales and is controlled by Mr. Kang. Wubijia has sold their home goods on consignment in certain Company’s retail stores since the third quarter of 2014. During the three and nine months ended September 30, 2018 and 2017, the Company received $17,961, $69,502, $8,580 and $26,063 from the customers and paid $18,077, $57,395, $7,095 and $20,651 to Wubijia through the consignment, respectively. The net (loss) profit of ($117), $12,106, $1,483 and $5,411 was recorded as other income (expenses) during the three and nine months ended September 30, 2018 and 2017, respectively.

Nanjing Knitting Company Limited (“Nanjing Knitting”) is an entity engaged in knitted fabric products and knitting underwear sales and is controlled by Mr. Kang. Nanjing Knitting has sold their knitting underwear on consignment in some Company’s retail stores since the third quarter of 2015. During the three and nine months ended September 30, 2018 and 2017, the Company received $0, $0, $30 and $6,395 from the customers and paid $0, $0, $1,041 and $11,575 to Nanjing Knitting through the consignment, respectively. The net (loss) profit of $0, $0, ($1,009) and ($5,179) was recorded as other income (expenses) during the three and nine months ended September 30, 2018 and 2017, respectively.

Other Expenses Due to Related Parties

Included in other expenses for the three and nine months ended September 30, 2018 and 2017 are rent costs due to entities controlled by Mr. Kang under operating lease agreements as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$-	$12	$-	$35
Chuzhou Huarui	48	53	157	157
Kunshan Enjin	11	11	38	33
Total	$59	$76	$195	$225

The Company leases Jiangsu Ever-Glory’s factory as the factory is in a location where there is a good supply of experienced workers. The Company leases Chuzhou Huarui and Kunshan Enjin’s warehouse spaces because the locations are convenient for transportation and distribution.

Purchases From and Sub-contracts With Related Parties

The Company purchased raw materials from Nanjing Knitting totaling $0 million, $0 million, $0.36 million and $0.96 million during the three and nine months ended September 30, 2018 and 2017, respectively.

In addition, Sub-contracts with related parties included in cost of sales for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands of U.S. Dollars)
Chuzhou huarui	$653	$714	$2,526	$2,714
Fengyang huarui	911	4	1,962	855
Nanjing Ever-Kyowa	392	361	1,067	1,181
Ever-Glory Vietnam	6,754	6,773	11,928	12,504
Ever-Glory Cambodia	-	15	-	239
EsCeLav	10	1	31	5
Jiangsu Ever-Glory	664	-	685	3
	$9,384	$7,868	$18,199	$17,501

Accounts Payable – Related Parties

The accounts payable to related parties at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$2,070	$1,934
Fengyang Huarui	450	459
Nanjing Ever-Kyowa	857	900
Chuzhou Huarui	686	1,152
Esc’elav	-	6
Jiangsu Ever-Glory	534	110
Nanjing Knitting	571	114
Total	$5,168	$4,675

Amounts Due From Related Parties-current Assets

The amounts due from related parties as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$25	$265
Total	$25	$265

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. During three and nine months ended September 30, 2018 and 2017, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices.  The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at a cost of $0.4 million, $0.7 million, $0.7 million and $0.8 million during the three and nine months periods ended September 30, 2018 and 2017, respectively. Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at a cost of $0.3 million, $0.4 million, $0.25 million and $0.3 million during the three and nine months ended September 30, 2018 and 2017, respectively.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of September 30, 2018 and December 31, 2017, Jiangsu Ever-Glory has provided guarantees for approximately $44.0 million (RMB 302 million) and $49.5 million (RMB 322.0 million) of lines of credit obtained by the Company, respectively. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $29.9 million (RMB 205.5 million) and $31.6 million (RMB 205.5 million) as of September 30, 2018 and December 31, 2017, respectively. Mr. Kang has also provided a personal guarantee for $20.4 million (RMB 140.0 million) and $21.5 million (RMB 140.0 million) as of September 30, 2018 and December 31, 2017, respectively.

At December 31, 2017, $12.8 million (RMB 83.6 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the nine months ended September 30, 2018, an additional $8.1 million (RMB 55.7 million) was provided to and $3.2 million (RMB 22.0 million) was received from Jiangsu Ever-Glory under the counter-guarantee. As of September 30, 2018, the amount of the counter-guarantee was $17.0 million (RMB 117.0 million) (the difference represents currency exchange adjustment of $0.7 million), which was 38.9% of the aggregate amount of lines of credit. The increase of the percentage in this quarter was mainly due to China’s credit tightening policy. Obtaining bank loan requires a higher guarantee deposit in this quarter. This amount plus accrued interest of $3.2 million have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. At September 30, 2018 and December 31, 2017, the amount classified as a reduction of equity was $20.3 million and $15.4 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. Since April 1, 2015, interest rate has changed to 0.41% as the bank benchmark interest rate decreased. Interest income for the three and nine months ended September 30, 2018 and 2017 was approximately $0.3 million, $1.0 million, $0.2 million and $0.4 million, respectively.

NOTE 10 CONCENTRATIONS AND RISKS

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Based on management’s assessment of the amount of probable credit losses, if any, in existing accounts receivable. The allowance for doubtful accounts at September 30, 2018 and December 31, 2017 was $5.0 million and $5.2 million, respectively. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions in the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability.

For the nine-month period ended September 30, 2018, the Company had two wholesale customers that represented more than 11% and 12% of the Company’s revenues. For the three-month period ended September 30, 2018, the Company had two wholesale customers that represented approximately 7% and 7% of the Company’s revenues. For the nine-month period ended September 30, 2017, the Company had two wholesale customers that represented approximately 12% and 13% of the Company’s revenues. For the three-month period ended September 30, 2017, the Company had two wholesale customers that represented approximately 20% and 21% of the Company’s revenues.

For the Company’s wholesale business during the three and nine months ended September 30, 2018 and 2017, no supplier represented more than 10% of the total raw materials purchased.

For the Company’s retail business, the Company had two suppliers that represented approximately 22% and 19% of raw materials purchases during the three months ended September 30, 2018. The Company had two suppliers that represented approximately 42% and 17% of raw materials purchases during the three months ended September 30, 2017. The Company had no supplier that represented more than 10% of raw materials purchases during the nine months ended September 30, 2018. The Company had five suppliers that represented approximately 26%, 20%, 12%, 11% and 10% of raw materials purchases during the nine months ended September 30, 2017.

For the wholesale business, the Company relied on no manufacturer more than 10% of purchased finished goods during the nine months ended September 30, 2018. For the wholesale business, the Company relied on one manufacturer or 29.2% of purchased finished goods during the nine months ended September 30, 2017. During the three months ended September 30, 2018, the Company relied on no manufacturer more than 10% of purchased finished goods. During the three months ended September 30, 2017, the Company relied on one manufacturer for 35.9% of purchased finished goods.

For the retail business, the Company had no supplier that represented more than 10% of finished goods purchases during the three and nine months ended September 30, 2018 and 2017.

The Company’s revenues for the three and nine months ended September 30, 2018 and 2017 were earned in the following geographic areas:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands of U.S. Dollars)
The People’s Republic of China	$25,853	$23,885	$39,195	$34,000
Hong Kong, China	18,427	20,520	30,982	33,738
Germany	2,750	2,239	5,515	7,007
United Kingdom	8,254	5,599	13,353	11,174
Europe-Other	19,707	10,899	29,993	25,288
Japan	2,371	232	6,689	2,863
United States	8,321	5,611	24,026	16,225
Total wholesale business	85,683	68,985	149,753	130,295
Retail business	39,797	51,272	157,053	154,853
Total	$125,480	$120,257	$306,806	$285,148

NOTE 11 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)	Wholesale segment

(b)	Retail segment

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
Nine months ended September 30, 2018
Segment profit or loss:
Net revenue from external customers	$149,753	157,053	306,806
Income from operations	$6,935	1,593	8,528
Interest income	$968	35	1,003
Interest expense	$976	226	1,202
Depreciation and amortization	$834	5,689	6,523
Income tax expense	$1,800	1,149	2,949
Segment assets:
Additions to property, plant and equipment	1,322	7,822	9,144
Total assets	121,951	150,334	272,285

Nine months ended September 30, 2017
Segment profit or loss:
Net revenue from external customers	$130,295	154,853	285,148
Income from operations	$5,050	2,252	7,302
Interest income	$854	55	909
Interest expense	$932	275	1,207
Depreciation and amortization	$824	4,242	5,066
Income tax expense	$1,443	2,130	3,573
Segment assets:
Additions to property, plant and equipment	2,366	1,990	4,356
Total assets	106,333	113,205	219,538

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
Three months ended September 30, 2018
Segment profit or loss:
Net revenue from external customers	$85,683	39,797	125,480
Income from operations	$4,302	(348)	3,954
Interest income	$304	3	307
Interest expense	$194	84	278
Depreciation and amortization	$233	1,387	1,620
Income tax expense	$1,085	(177)	908

Three months ended September 30, 2017
Segment profit or loss:
Net revenue from external customers	$68,985	51,272	120,257
Income from operations	$2,388	457	2,845
Interest income	$355	15	370
Interest expense	$462	100	562
Depreciation and amortization	$272	1,314	1,586
Income tax expense	$686	836	1,522

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2018 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Wholesale Business

We conduct our original design manufacturing (“ODM”) operations through seven wholly owned subsidiaries which are located in the Nanjing Jiangning Economic and Technological Development Zone, Jiangsu province, China, Chuzhou, Anhui province, China and Samoa: Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”), Goldenway Nanjing Garments Company Limited (“Goldenway”), Nanjing New-Tailun Garments Company Limited (“New Tailun”), Nanjing Catch-Luck Garments Co., Ltd. (“Catch-Luck”), Chuzhou Huirui Garments Co., Ltd. (“Huirui), Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”), Ever-Glory Supply Chain Service Co., Limited (“Ever-Glory Supply Chain”) and Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”).

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

Retail Business

The business objectives for our retail segment are to establish leading brands of women’s apparel and to build a nationwide retail network in China. As of September 30, 2018, we had 1,396 stores (including store-in-stores), including 189 stores were opened and 193 stores were closed during the nine months ended September 30, 2018.

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

In addition, economic conditions in the United States and other foreign markets in which we operate could substantially affect our sales profitability, cash position and collection of accounts receivable. Global credit and capital markets have experienced unprecedented volatility and disruption. Business credit and liquidity have tightened in most of the world. Some of our suppliers and customers may face credit issues and could experience cash flow problems and other financial hardships. These factors currently have not had an impact on the timeliness of receivable collections from our customers. We cannot predict at this time how this situation will develop and whether accounts receivable may need to be allowed for or written off in the coming quarters.

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

Recent Accounting Pronouncements

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

Results of Operations For The Three Months Ended September 30, 2018 And 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017. The table and the discussion below should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended September 30,
	2018		2017
	(In thousands of U.S. dollars, except for percentages)
Sales	$125,480	100.0%	$120,257	100.0%
Gross Profit	$30,061	24.0%	$33,250	27.6%
Operating Expense	$26,107	20.8%	$30,405	25.3%
Income From Operations	$3,954	3.2%	$2,845	2.4%
Other Income (Expenses)	$130	0.1%	$1,795	1.5%
Income tax expense	$908	0.7%	$1,522	1.3%
Net Income	$3,176	2.5%	$3,118	2.6%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended September 30, 2018 and 2017.

	2018		2017		Growth (Decrease)
Wholesale business	(In thousands of U.S. dollars)	% of total sales	(In thousands of U.S. dollars)	% of total sales	in 2018 compared with 2017
Mainland China	$25,853	20.6%	$23,885	19.9%	8.2%
Hong Kong, China	18,427	14.7	20,520	17.1	(10.2)
Germany	2,750	2.2	2,239	1.9	22.9
United Kingdom	8,254	6.6	5,599	4.7	47.4
Europe-Other	19,707	15.7	10,899	9.1	80.8
Japan	2,371	1.9	232	0.2	920.2
United States	8,321	6.6	5,611	4.7	48.3
Total Wholesale business	85,683	68.3	68,985	57.4	24.2
Retail business	39,797	31.7	51,272	42.6	(22.4)
Total sales	$125,480	100.0%	$120,257	100.0%	4.3%

Sales for the three months ended September 30, 2018 were $125.5 million, a 4.3% increase compared with the three months ended September 30, 2017. This increase was primarily attributable to a 24.2% increase in sales in our wholesale business partially offset by a 22.4% decrease in our retail business.

Sales generated from our wholesale business contributed 68.3% or $85.7 million of our total sales for the three months ended September 30, 2018, a 24.2% increase compared with $69.0 million in the three months ended September 30, 2017. This increase was primarily attributable to an increase in sales in Mainland China, Germany, the United Kingdom, Europe-Other, Japan and the United States partially offset by a decrease in sales in Hong Kong, China.

Sales generated from our retail business contributed 31.7% or $39.8 million of our total sales for the three months ended September 30, 2018, a 22.4% decrease compared with 42.6% or $51.3 million in the three months ended September 30, 2017. This decrease was primarily due to a decrease in same store sales.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended September 30, 2018 and 2017.

					Growth
	Three months ended September 30,				(Decrease) in 2018
	2018		2017		Compared
	(In thousands of U.S. dollars, except for percentages)				with 2017
Net Sales for Wholesale Sales	$85,683	100.0%	$68,985	100.0%	24.2%
Raw Materials	40,745	47.4	31,092	45.1	31.0
Labor	1,159	1.4	1,468	2.1	(21.1)
Outsourced Production Costs	33,401	39.0	25,999	37.7	28.5
Other and Overhead	138	0.2	199	0.3	(30.5)
Total Cost of Sales for Wholesale	75,443	88.0	58,758	85.2	28.4
Gross Profit for Wholesale	10,240	12.0	10,227	14.8	0.1
Net Sales for Retail	39,797	100.0	51,272	100.0	(22.4)
Production Costs	11,677	29.3	18,081	35.3	(35.4)
Rent	8,300	20.9	10,168	19.8	(18.4)
Total Cost of Sales for Retail	19,976	50.2	28,249	55.1	(29.3)
Gross Profit for Retail	19,821	49.8	23,023	44.9	(13.9)
Total Cost of Sales	95,420	76.0	87,007	72.4	9.7
Gross Profit	$30,061	24.0%	$33,250	27.6%	(9.6)%

Raw material costs for our wholesale business were 47.4% of our total wholesale business sales in the three months ended September 30, 2018, compared with 45.1% in the three months ended September 30, 2017. The increase was mainly due to higher raw material prices.

Labor costs for our wholesale business were 1.4% of our total wholesale business sales in the three months ended September 30, 2018, compared with 2.1% in the three months ended September 30, 2017. The marginal decrease was mainly due to a higher number of outsourced orders in 2018.

Outsourced production costs for our wholesale business for the three months ended September 30, 2018 increased 28.5% to $33.4 million from $26.0 million for the three months ended September 30, 2017. Outsourced production costs accounted for 39.0% of our total wholesale business sales in the three months ended September 30, 2018, a 28.5% increase from the three months ended September 30, 2017. This increase was primarily attributable to higher average employee salaries at our outsourced manufacturing factories.

Overhead and other expenses for our wholesale business accounted for 0.2% of our total wholesale business sales for the three months ended September 30, 2018, compared with 0.3% of total wholesale business sales for the three months ended September 30, 2017.

Wholesale business gross profit for the three months ended September 30, 2018 was $10.2 million compared with $10.2 million for the three months ended September 30, 2017. Gross profit accounted for 12.0% of our total wholesale sales for the three months ended September 30, 2018, compared with 14.8% for the three months ended September 30, 2017. The decrease was mainly due to an increase in raw materials costs.

Production costs for our retail business were $11.7 million for the three months ended September 30, 2018 compared with $18.1 million during the three months ended September 30, 2017. Retail production costs accounted for 29.3% of our total retail sales in the three months ended September 30, 2018, compared with 35.3% for the three months ended September 30, 2017. The decrease was due to lower discounts on our out-of-season products in the three months ended September 30, 2018 compared with the same period of the prior year in percentage of sales.

Rent costs for our retail business for the three months ended September 30, 2018 were $8.3 million compared with $10.2 million for the three months ended September 30, 2017. Rent costs for our retail business accounted for 20.9% of our total retail sales for the three months ended September 30, 2018, compared with 19.8% for the three months ended September 30, 2017. The decrease was primarily attributable to lower variable rent charged at certain locations.

Gross profit in our retail business for the three months ended September 30, 2018 was $19.8 million and gross margin was 49.8%. Gross profit in our retail business for the three months ended September 30, 2017 was $23.0 million and gross margin was 44.9%.

Total cost of sales for the three months ended September 30, 2018 was $95.4 million, a 9.7% increase from $87.0 million for the three months ended September 30, 2017. Total cost of sales as a percentage of total sales for the three months ended September 30, 2018 was 76.0%, compared with 72.4% for the three months ended September 30, 2017. Gross margin for the three months ended September 30, 2018 was 24.0% compared with 27.6% for the three months ended September 30, 2017.

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

	Three Months Ended September 30,				Increase (Decrease) in 2018
	2018		2017		Compared
	(In thousands of U.S. dollars, except for percentages)				to 2017
Gross Profit	$30,061	25.0%	$33,250	27.6%	(9.6)%
Operating Expenses:
Selling Expenses	17,588	14.6	20,238	16.8	(13.1)
General and Administrative Expenses	8,519	7.1	10,167	8.5	(16.2)
Total	26,107	21.7	30,405	25.3	(14.1)
Income from Operations	$3,954	3.3%	$2,845	2.4%	39.0%

Selling expenses for the three months ended September 30, 2018 decreased 13.1% to $17.6 million from $20.2 million for the three months ended September 30, 2017. The decrease was attributable to lower retail sales.

General and administrative expenses for the three months ended September 30, 2018 decreased 16.2% to $8.5 million from $10.2 million for the three months ended September 30, 2017. The decrease was attributable to lower financial fees.

Income from Operations

As result, income from operations for the three months ended September 30, 2018 increased 39.0% to $4.0 million from $2.8 million for the three months ended September 30, 2017.

Interest Expense

Interest expense for the three months ended September 30, 2018 was $0.3 million, a 50.5% decrease compared with the same period in 2017.

Income Tax Expenses

Income tax expense was $0.9 million and $1.5 million for the three months end September 30, 2018 and 2017, respectively.

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

Net Income

Net income for the three months ended September 30, 2018 was $3.2 million, a 19.9% decrease compared with the same period in 2017. Our basic and diluted earnings per share were $0.22 and $0.22 for the three months ended September 30, 2018 and 2017, respectively.

Results of Operations For The Nine Months Ended September 30, 2018 And 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Nine Months Ended September 30,
	2018		2017
	(in thousands of U.S. Dollars, except for percentages)
Sales	$306,806	100.0%	$285,148	100.0%
Gross Profit	95,948	31.3	92,408	32.4
Operating Expense	87,420	28.5	85,106	29.8
Income From Operations	8,528	2.8	7,302	2.6
Other Income (Expenses)	903	0.3	2,790	1.0
Income tax expense	2,949	1.0	3,573	1.3
Net Income	$6,482	2.1%	$6,519	2.3%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the nine months ended September 30, 2018 and 2017.

	2018		2017		Growth (Decrease)
Wholesale business	(In thousands of U.S. dollars)	% of total sales	(In thousands of U.S. dollars)	% of total sales	in 2018 compared with 2017
Mainland China	$39,195	12.8%	$34,000	11.9%	15.3%
Hong Kong China	30,982	10.1	33,738	11.8	(8.2)
Germany	5,515	1.8	7,007	2.5	(21.3)
United Kingdom	13,353	4.4	11,174	3.9	19.5
Europe-Other	29,993	9.8	25,288	8.9	18.6
Japan	6,689	2.2	2,863	1.0	133.6
United States	24,026	7.7	16,225	5.7	48.1
Total Wholesale business	149,753	48.8	130,295	45.7	14.9
Retail business	157,053	51.2	154,853	54.3	1.4
Total sales	$306,806	100.0%	$285,148	100.0%	7.6%

Sales for the nine months ended September 30, 2018 were $306.8 million, an increase of 7.6% from the nine months ended September 30, 2017. This increase was primarily attributable to a 14.9% increase in sales in our wholesale business and an 1.4% sales increase in our retail business.

Sales generated from our wholesale business contributed 48.8% or $149.8 million of our total sales for the nine months ended September 30, 2018, an increase of 14.9% compared with $130.3 million in the nine months ended September 30, 2017. This increase was primarily attributable to increased sales in Mainland China, the United Kingdom, Europe-Other, Japan and the United States partially offset by decreased sales in Hong Kong, China and Germany.

Sales generated from our retail business contributed 51.2% or $157.1 million of our total sales for the nine months ended September 30, 2018, an increase of 1.4% compared with $154.9 million in the nine months ended September 30, 2017. This increase was primarily due to an increase in same store sales.

Total retail store square footage and sales per square foot for the nine months ended September 30, 2018 and 2017 are as follows:

	2018	2017
Total store square footage	1,405,399	1,370,117
Number of stores	1,396	1,363
Average store size, square foot	1,007	1,005
Total store sales (in thousands of U.S. dollars)	$157,053	$154,853
Sales per square foot	$112	$113

Same-store sales and newly opened store sales for the nine months ended September 30, 2018 and 2017 are as follows:

	2018	2017
	(In thousands of U.S. dollars)
Sales from stores opened for a full year	$128,588	$130,790
Sales from newly opened store sales	$12,212	$12,944
Sales from e-commerce platform	$11,491	$7,716
Other*	$4,762	$3,403
Total	$157,053	$154,853

*	Primarily sales from stores that were closed in the current reporting period.

We remodeled or relocated 206 stores in 2017, and 225 stores during the nine months ended September 30, 2018.We plan to relocate or remodel an aggregate of 200-300 stores in 2018. Remodels and relocations typically drive incremental same-store sales growth. A relocation typically results in an improved, more visible and accessible location, and usually includes increased square footage. We believe we will continue to have opportunities for additional remodels and relocations beyond 2018. Same-store sales are calculated based upon stores that were open at least 12 full fiscal months in each reporting period and remain open at the end of each reporting period.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the nine months ended September 30, 2018 and 2017.

					Growth
	Nine months ended September 30,				(Decrease) in 2018
	2018		2017		Compared
	(In thousands of U.S. dollars, except for percentages)				with 2017
Net Sales for Wholesale Sales	$149,753	100.0%	$130,295	100.0%	14.9%
Raw Materials	67,469	45.0	56,766	43.6	18.9
Labor	1,940	1.3	3,236	2.5	(40.1)
Outsourced Production Costs	56,848	38.0	47,542	36.5	19.6
Other and Overhead	294	0.2	325	0.2	(9.3)
Total Cost of Sales for Wholesale	126,551	84.5	107,869	82.8	17.3
Gross Profit for Wholesale	23,202	15.5	22,426	17.2	3.5
Net Sales for Retail	157,053	100.0	154,853	100.0	1.4
Production Costs	51,731	32.9	49,769	32.1	3.9
Rent	32,576	20.8	35,102	22.7	(7.2)
Total Cost of Sales for Retail	84,307	53.7	84,871	54.8	(0.7)
Gross Profit for Retail	72,747	46.3	69,982	45.2	4.0
Total Cost of Sales	210,858	68.7	192,740	67.6	9.4
Gross Profit	$95,948	31.3%	$92,408	32.4%	3.8%

Raw material costs for our wholesale business were 45.0% of our total wholesale business sales in the nine months ended September 30, 2018, compared with 43.6% in the nine months ended September 30, 2017. The increase was mainly due to higher raw materials prices.

Labor costs for our wholesale business were 1.3% of our total wholesale business sales in the nine months ended September 30, 2018, compared with 2.5% in the nine months ended September 30, 2017. The marginal decrease was mainly due to a higher number of outsourced orders in the nine months ended September 30, 2018.

Outsourced manufacturing costs for our wholesale business were 38.0% of our total wholesale sales in the nine months ended September 30, 2018, compared with 36.5% in the nine months ended September 30, 2017. This increase was primarily attributable to increased average salaries of the employees at our outsourced manufacturing factories.

Overhead and other expenses for our wholesale business accounted for 0.2% and 0.2% of our total wholesale sales for the nine months ended September 30, 2018 and 2017, respectively.

Gross profit for our wholesale business for the nine months ended September 30, 2018 was $23.2 million, a 3.5% increase compared with the nine months ended September 30, 2017. As a percentage of total wholesale business sales, gross profit was 15.5% of our total wholesale business sales for the nine months ended September 30, 2018, compared with 17.2% for the nine months ended September 30, 2017. The decrease was mainly due to increased raw material costs and outsourced production costs.

Production costs for our retail business for the nine months ended September 30, 2018 were $51.7 million compared with $49.8 million for the nine months ended September 30, 2017. As a percentage of our total retail sales, production costs were 32.9% of our total retail sales for the nine months ended September 30, 2018, compared with 32.1% for the nine months ended September 30, 2017. The increase was due to higher discounts on our out-of-season products in the nine months ended September 30, 2018 compared with the same period of the prior year in percentage of sales.

Rent costs for our retail business for the nine months ended September 30, 2018 were $32.6 million compared with $35.1 million for the nine months ended September 30, 2017. As a percentage of total retail sales, rent costs were 20.8% of our total retail sales for the nine months ended September 30, 2018 compared with 22.7% for the nine months ended September 30, 2017. The decrease was primarily attributable to lower rent at certain locations.

Gross profit for our retail business for the nine months ended September 30, 2018 was $72.7 million compared with $70.0 million for the nine months ended September 30, 2017. Gross margin for our retail business for the nine months ended September 30, 2018 was 46.3% compared with 45.2% for the nine months ended September 30, 2017.

Total cost of sales for the nine months ended September 30, 2018 was $210.9 million, a 9.4% increase compared with the nine months ended September 30, 2017. As a percentage of total sales, total costs were 68.7% of total sales for the nine months ended September 30, 2018, compared with 67.6% for the nine months ended September 30, 2017. Total gross margin for the nine months ended September 30, 2018 was 31.3% compared with 32.4% for the nine months ended September 30, 2017.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. For our wholesale business, purchases from our five largest suppliers represented approximately 16.8% and 14.9% of raw material purchases for the nine months ended September 30, 2018 and 2017, respectively. No one supplier provided more than 10% of our raw material purchases for the nine months ended September 30, 2018 and 2017. For our retail business, purchases from our five largest suppliers represented approximately 82.7% and 79.8% of raw material purchases for the nine months ended September 30, 2018 and 2017, respectively. Five suppliers provided approximately 22.1%, 19.6%, 15.3%, 13.9 and 11.8% of our raw material purchases for the nine months ended September 30, 2018. Five suppliers provided approximately 25.9%, 20.4%, 11.7%, 11.0 and 10.8% of our raw material purchases for the nine months ended September 30, 2017. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

We also purchase finished goods from contract manufacturers. For our wholesale business, purchases from our five largest contract manufacturers represented approximately 26.8% and 49.2% of finished goods purchases for the nine months ended September 30, 2018 and 2017, respectively. No one supplier provided more than 10% of our finished goods for the nine months ended September 30, 2018. One contract manufacturer provided approximately 29.2% of our finished goods purchases for the nine months ended September 30, 2017. For our retail business, our five largest contract manufacturers represented approximately 17.3% and 16.7% of finished goods purchases for the nine months ended September 30, 2018 and 2017, respectively. No contract manufacturer provided more than 10% of our retail finished goods purchases for the nine months ended September 30, 2018 and 2017. We have not experienced difficulty in obtaining finished products from our contract manufacturers and we believe we maintain good relationships with our contract manufacturers.

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

	Nine months ended September 30,				Increase (Decrease) in 2018
	2018		2017		Compared
	(In thousands of U.S. dollars, except for percentages)				to 2017
Gross Profit	$95,948	33.6%	$92,408	32.4%	3.8%
Operating Expenses:
Selling Expenses	62,405	21.9	60,206	21.1	3.7
General and Administrative Expenses	25,015	8.8	24,900	8.7	0.5
Total	87,420	30.7	85,106	29.8	2.7
Income from Operations	$8,528	3.0%	$7,302	2.6%	16.8%

Selling expenses for the nine months ended September 30, 2018 were $62.4 million, a 3.7% increase compared with the nine months ended September 30, 2017. The increase was attributable to higher retail sales.

General and administrative expenses for the nine months ended September 30, 2018 were $25.0 million a 0.5% increase compared with the nine months ended September 30, 2017. As a percentage of total sales, general and administrative expenses accounted for 8.8% of total sales for the nine months ended September 30, 2018, compared with 8.7% of total sales for the nine months ended September 30, 2017. The increase was mainly attributable to the increased average salaries.

Income from Operations

Income from operations for the nine months ended September 30, 2018 was $8.5 million, an 16.8% increase from $7.3 million for the nine months ended September 30, 2017. This increase was due to increased gross profit.

Interest Expense

Interest expense was $1.2 million and $1.2 million for the nine months ended September 30, 2018 and 2017, respectively.

Income Tax Expenses

Income tax expense for the nine months ended September 30, 2018 was $2.9 million, a 17.5% decrease compared to the same period of 2017. The decrease was primarily due to lower pretax income.

Net Income

Net income for the nine months ended September 30, 2018 was $6.5 million, a decrease of 0.6% compared with the same period in 2017. Our basic and diluted earnings per share were $0.47 and $0.47 for the nine months ended September 30, 2018 and 2017, respectively.

Summary of Cash Flows

Summary cash flows information for the nine months ended September 30, 2018 and 2017 is as follows:

	2018	2017
	(In thousands of U.S. dollars)
Net cash used in operating activities	$(21,122)	(16,584)
Net cash used in investing activities	$(9,144)	(4,356)
Net cash (used in) provided by financing activities	$(5,304)	$15,330

Net cash used in operating activities was $21.1 million for the nine months ended September 30, 2018 compared with net cash provided by $16.6 million during the nine months ended September 30, 2017. The increase was primarily due to increase in inventories.

Net cash used in investing activities was $9.1 million for the nine months ended September 30, 2018, compared with $4.4 million during the nine months ended September 30, 2017. This increase was mainly due to the increased in purchase of property and equipment and remodeling expenditure in 2018.

Net cash provided by financing activities was $5.3 million for the nine months ended September 30, 2018 compared with $15.3 million net cash provided by financing activities during the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we repaid $40.2 million of bank loans and received bank loan proceeds of $39.9 million. Also, under the counter-guarantee agreement, we received $3.2 million from and paid $8.1 million to the related party during the nine months ended September 30, 2018.

Liquidity and Capital Resources

As of September 30, 2018, we had cash and cash equivalents of $24.5 million, current assets other than cash of $214.7 million and current liabilities of $174.6 million. We presently finance our operations primarily from cash flows from operations and bank loans and we anticipate that these will continue to be our primary sources of funds to finance our short-term cash needs.

Bank Loans

In December 2016, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $8.7 million (RMB60.0 million). These loans are collateralized by the Company’s property and equipment. As of September 30, 2018, Goldenway had borrowed $5.8 million (RMB 40.0 million) under this line of credit with an annual interest rate of 4.7% and due on various dates from November 2018 to January 2019. As of September 30, 2018, approximately $2.9 million was unused and available under this line of credit.

In August 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $14.6 million (RMB100.0 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of September 30, 2018, Ever-Glory Apparel had borrowed $14.6 million (RMB 100.0 million) under this line of credit with annual interest rates ranging from 4.57% to 4.70% and due on September 2019.

In June 2016, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.3 million (RMB 50.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of September 30, 2018, Goldenway had borrowed $0.7 million (RMB 5.0 million) under this line of credit with annual interest rate 4.37% due on October 2018. As of September 30, 2018, approximately $6.6 million was unused and available under this line of credit.

In June 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $8.7 million (RMB 60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of September 30, 2018, Ever-Glory Apparel had borrowed $2.9 million (RMB 20.0 million) from Nanjing Bank with an annual interest rates ranging from 4.6% to 4.7% and due on various dates from January to March 2019. As of September 30, 2018, approximately $5.8 million was unused and available under this line of credit.

In March 2017, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $2.9 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of September 30, 2018, LA GO GO had borrowed $2.2 million (RMB15.0 million) from Nanjing Bank with an annual interest rate 5.0% and due on June 2019. As of September 30, 2018, approximately $0.7 million was unused and available under this line of credit.

In December 2017, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $7.5 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of September 30, 2018, Ever-Glory Apparel had borrowed $5.0 million from HSBC with an annual interest rate of 3.0% and due in November 2018, and collateralized by approximately $5.9 million of accounts receivable from our wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of September 30, 2018, approximately $2.5 million was unused and available under this line of credit.

In December 2017, LA GO GO entered into a line of credit agreement for approximately $2.9 million (RMB 20.0 million) with China Minsheng Bank and guaranteed by Ever-Glory Apparel and Mr. Kang. As of September 30, 2018, LA GO GO had borrowed $2.9 million (RMB 20.0 million) from China Minsheng Bank with an annual interest rate of 4.6% and due in June 2019.

In September 2017, LA GO GO entered into a line of credit agreement for approximately $3.2 million (RMB22.0 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Mr. Kang. As of September 30, 2018, LA GO GO had borrowed $1.4 million (RMB10.0 million) from the Bank of Communications with an annual interest rate 4.57% and due on January 2019. As of September 30, 2018, approximately $1.8 million was unused and available under this line of credit.

In October 2017, Ever-Glory Apparel entered into a line of credit agreement for approximately $4.4 million (RMB30.0 million) with Bank of China and guaranteed by Jiangsu Ever-Glory. These loans are also collateralized by assets of Jiangsu Ever-Glory’s equity investee, Chuzhou Huarui, under a collateral agreement executed by Ever-Glory Apparel, Chuzhou Huarui and Bank of China. As of September 30, 2018, approximately $4.4 million was unused and available under this line of credit.

In July 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $2.9 million (RMB20.0 million) with the Shanghai Pudong Development Bank and guaranteed by Goldenway. As of September 30, 2018, approximately $2.9 million was unused and available under this line of credit.

In July 2017, Ever-Glory Apparel entered into a line of credit agreement for approximately $5.8 million (RMB40.0 million) with China Everbright Bank and guaranteed by Goldenway and Mr. Kang. These loans are also collateralized by Jiangsu Ever-Glory’s property. As of September 30, 2018, approximately $5.8 million was unused and available under this line of credit.

All loans have been repaid before or at maturity date.

Derivative Financial Instruments

Foreign currency swap contracts

During 2018, the Company had entered into four foreign currency swap contracts with three banks. Due to the increased demand of effective control on financial management for daily operations, Ever-Glory Apparel had entered into different foreign currency swap contracts to exchange $6.0 million for equivalent RMB with Bank of China in May, entered into a foreign currency swap contract to exchange $3.0 million for equivalent RMB with Industrial and Commercial Bank of China in June and entered into a foreign currency swap contract to exchange $6.0 million and $4.0 million for equivalent RMB with Shanghai Pudong Development Bank in July. The terms of three foreign currency contracts are both six months and the contract of $4.0 million with Shanghai Pudong Development Bank is three months. Ever-Glory Apparel and the banks swapped two currencies by same pre-determined exchange rate at the beginning and end of the contracts. During the period, the Company pays annual interest of 1.43% for the RMB received and receives 0 interest for the USD exchanged with the Bank of China and Industrial and Commercial Bank of China. The company pays annual interest of 0.98% for the RMB received and receives 0.0001% interest for the USD exchanged with Shanghai Pudong Development Bank. If the Company failed to execute the exchange at the expiration of contracts, the banks would sell the USD at the market rate then the difference in RMB will be converted into bank loan for the Company. As of September 30, 2018, the fair value of principal amounts are included in other receivable ($19.0 million plus unrealized gain) and other payables (equivalent RMB payables) in the condensed consolidated balance sheets, and unrealized gain of $0.8 million for the nine months ended September 30, 2018 is recognized in the income from operations.

Forward foreign exchange contracts

To avoid foreign currency fluctuation on forecasted international sales and secure the profits on such revenues, the Company entered several forward foreign exchange contracts with banks from time to time. According to ASC 815-20-25, the Company designated above contracts as cash flow hedges. As of September 30, 2018, the Company had two outstanding forward foreign exchange contracts (sell USD dollars for RMB), with total notional amount of $17.0 million according to the amounts of orders. These contracts have aggregate unrealized loss of $0.6 million and $1.1 million respectively in fair value recognized as derivatives financial instruments liabilities and accumulated other comprehensive loss in the consolidated balance sheets for the three and nine months ended September 30, 2018.

As of December 31, 2017, the Company had five outstanding forward foreign exchange contracts (sell EUR dollars for RMB), with total notional amount of EUR€1.68 million (USD$2.0 million). The fair value of these contracts as of December 31, 2017 was a loss of $8,000, which is immaterial to the consolidated financial statements.

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

As of September 30, 2018, we had access to approximately $63.9 million in lines of credit, of which approximately $28.3 million was unused and available. These credit facilities do not include any covenants. We have agreed to provide Jiangsu Ever-Glory a counter-guarantee of not more than 70% of the maximum aggregate lines of credit and borrowings guaranteed by Jiangsu Ever-Glory and collateralized by the assets of Jiangsu Ever-Glory under agreements executed between the Company, Jiangsu Ever-Glory and the banks. The maximum aggregate lines of credit and available borrowings was approximately $44.0 million (RMB302 million) and approximately $17.0 million (RMB117.0 million) was provided to Jiangsu Ever-Glory as the counter guarantee as of September 30, 2018.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004, the exchange rate of RMB to the dollar remained constant at RMB 8.26 to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from RMB 8.26 to 8.09 to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of September 30, 2018, the market foreign exchange rate had increased to RMB 6.83 to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future, and will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel, Taixin, He Meida, Huirui, Shanghai LA GO GO, Yalan, Shanghai Yiduo, Tianjin LA GO GO and Jiangsu LA GO GO (whose functional currency is RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain (loss) for the three and nine months ended September 30, 2018 and 2017 was ($3.6) million, ($5.7) million, $1.8 million and $3.3 million, respectively.

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

Evaluation of Disclosure Controls and Procedures. As of September 30, 2018, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not operating effectively as of September 30, 2018. Our disclosure controls and procedures were not effective because of certain “material weaknesses” described in the “Management’s Annual Report on Internal Control over Financial Reporting” section in Item 9 of our annual report for fiscal year ended December 31, 2017. As of September 30, 2018, we had not completed the remediation of these material weaknesses.

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

Changes in Internal Control over Financial Reporting

Our management has worked, and will continue to work to improve our internal controls over financial reporting. During the nine months ended September 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 26, 2018, the Company issued 2,206 shares of Company’s common stock to two of the Company’s independent directors as compensation for their services rendered during the fourth quarter of 2017, and the first and second quarters of 2018 as directors. The shares issued in 2018 were valued at $3.39 per share, which was the average market price of the common stock for the five days before the grant date.

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

November 8, 2018	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jiansong Wang
Jiansong Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)