Form 10-K
period 2018-12-31
Ever-Glory International Group, Inc.
filed 2019-03-29
CIK 943184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 29, 2018, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $14.1 million based on the closing price of $3.40 for the registrant’s common stock as reported on the NASDAQ Global Market.

As of March 25, 2019, there were 14,800,140 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EVER-GLORY INTERNATIONAL GROUP, INC.

FORM 10-K

For the Year Ended December 31, 2018

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

ii

PART I

ITEM 1. BUSINESS

Overview and Corporate History

Ever-Glory International Group, Inc., sometimes referred to in this report as “Ever-Glory”, the “Company”, “we", or “us”, through its subsidiaries, is a retailer of branded fashion apparel and a leading global apparel supply chain solution provider. Ever-Glory offers apparel to woman under its own brands “La go go”, “Velwin”, “Sea To Sky” and “idole” and currently operates over 1,300 retail locations in China. Ever-Glory is also a leading global apparel supply chain solution provider with a focus on middle-to-high end casual wear, outerwear, and sportswear brands. Ever-Glory serves a number of well-known domestic and international brands and retail stores by providing a complete set of services of supply chain management on fabric development and design, sampling, sourcing, quality control, manufacturing, logistics, customs clearance, distribution, and etc.

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

Ever-Glory Apparel was incorporated in the PRC on January 6, 2009.  Goldenway invested approximately $16.9 million (RMB110.0 million) into Ever-Glory Apparel. Ever-Glory Apparel is principally engaged in the import and export of apparel, fabric and accessories. Ever-G We also purchased finished goods from contract manufacturers. For lory Apparel began to function as our primary import and export agent since 2010.

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

Ever-Glory Supply Chain Service Co., Limited (“Ever-Glory Supply”), a wholly-owned subsidiary of Ever-Glory Apparel, was incorporated in Hongkong in 2017. Ever-Glory Supply is principally engaged in the import and export of apparel, fabric and accessories.

Ever-Glory Apparel, Ever-Glory Supply and Ever-Glory HK focus on the import and export business.  Goldenway focuses primarily on quality and production control, and coordinates with outsourced contract manufacturers. New-Tailun focuses on the Japanese market, and has strengths in the design, production, sale and marketing of jeans and trousers. Catch-Luck is geared toward the European market, and it designs and makes products that complement the product lines of our other subsidiaries. Tai Xin is primarily engaged in the purchasing of raw materials used in the garment manufacturing. Shanghai LA GO GO focuses on establishing and creating a leading brand of ladies’ apparel for the mainland Chinese market.

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

On June 26, 2014, Shanghai LA GO GO entered into a contract with Shanghai Yiduo Fashion Company Limited (“Yiduo”) to acquire 78% of the shares of Yiduo. The Company gained effective control of Yiduo by the end of March 2015 and Yiduo was consolidated on March 31, 2015. The business objective of Yiduo is to establish and create another leading brand “idole” of ladies’ garments for the mainland Chinese market.

As a result of the foregoing acquisitions and transactions, our current corporate structure is illustrated below.

EVER-GLORY INTERNATIONAL GROUP, INC.
(NASDAQ EVK)
("Ever-Glory")
100%
Perfect Dream Limited
(BVI)
("Perfect Dream")
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
100%
100%
100%
100%
100%
Ever-Glory Supply Chain Service Co., Limited (HK) (" Ever-Glory Supply ")
Chuzhou Huirui Garments Company Limited (PRC) ("Huirui")
Nanjing Tai Xin Garments Trading Company Limited(PRC) ("Tai Xin")
Shanghai La Go Go Fashion Company Limited (PRC) ("Shanghai LA GO GO")
Xizang He Meida Trading Company Limited(PRC) ("He Meida")
100%
78%
Shanghai Ya Lan Fashion Company Limited (PRC) ("Ya Lan")
Shanghai Yiduo Fashion Company Limited (PRC) ("Yiduo")

Business Operations

Our wholesale operations include a complete set of services of supply chain management and worldwide sale of apparel to well-known domestic and international casual wear, sportswear and outerwear brands and retailers in major markets. We conduct our original design manufacturing (“ODM”) operations through six wholly owned subsidiaries which are located in the Nanjing Jiangning Economic and Technological Development Zone and Shang Fang Town in the Jiangning District in Nanjing, Jiangsu province, China, and Chuzhou, Anhui province, China: Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”), Goldenway Nanjing Garments Company Limited (“Goldenway”), Nanjing New-Tailun Garments Company Limited (“New Tailun”), Nanjing Catch-Luck Garments Co., Ltd. (“Catch-Luck”), ChuzhouHuirui Garments Co., Ltd. (“Huirui”) and Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”). We have one wholly owned subsidiary registered in Samoa: Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”). We also have one wholly owned subsidiary registered in Hongkong: Ever-Glory Supply Chain Service Co., Limited (“Ever-Glory Supply”). In our fiscal year ended December 31, 2018, our wholesale segment achieved total sales of $218.6 million.

Although we have our own manufacturing capacity, we currently outsource most of the manufacturing to our strategic long-term contractors as part of our overall business strategy. Outsourcing allows us to maximize our production capacity and remain flexible while reducing capital expenditures and the costs of keeping skilled workers on production lines during times of seasonally lower sales. We inspect products manufactured by our long-term contractors to ensure that they meet our high-quality control standards. Total unit output from our manufacturing facilities and outsourced partners is more than 14.0 million pieces in 2018. See Production and Quality Control below.

Our retail business objective is to establish and develop leading brands of women’s wear and to build a nationwide retail distribution channel in China. We conduct our retail operations through Shanghai LA GO GO Fashion Company Limited (“Shanghai LA GO GO”), Jiangsu LA GO GO Fashion Company Limited (“Jiangsu LA GO GO”), Tianjin LA GO GO Fashion Company Limited (“Tianjin LA GO GO”), Shanghai Ya Lan Fashion Company Limited (“Ya Lan”), Xizang He Meida Trading Company Limited (“He Meida”) and Shanghai Yiduo Fashion Company Limited (“Yiduo”). As of December 31, 2018, we had approximately 6,500 retail employees and operated 1,381retail stores in China. We achieved total retail sales of $229.9 million in the fiscal year of 2018.

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

In the fiscal year ended December 31, 2018, approximately 58.3% of our sales revenue came from customers in China, 3.1% of our sales revenue came from customers in Germany, 21.1% of our sales revenue came from customers in United Kingdom and other European countries, 14.0% from customers in the United States, and 3.5% from customers in Japan. In 2018, sales to our five largest customers generated approximately 46.5% of our total wholesale sales and one customer represented more than 10% of our total wholesale sales.

Substantially all of our long-lived assets were located in the PRC as of December 31, 2018 and 2017.

Suppliers

We purchase the majority of our raw materials (including fabric, fasteners, thread, buttons, labels and related materials) directly from numerous local fabric and accessories suppliers in China. For our wholesale business, collectively, purchases from our five largest suppliers represented approximately 16.2% and 13.9% of total raw material purchases in 2018 and 2017, respectively. No single supplier provided more than 10% of our total purchases.

We also purchased finished goods from contract manufacturers. For our wholesale business, collectively, purchases from our five largest contract manufacturers represented approximately 38.8% and 43.8% of total finished goods purchases in 2018 and 2017, respectively.  One contract manufacturer provided approximately 18.1% and 24.0% of our total finished goods purchases in 2018 and 2017.

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

Production and Quality Control

In 2018, approximately 5.1% of the products we sold to wholesale customers were in our own manufacturing facilities. We typically outsource the manufacturing of a large portion of our products based upon factory capacity and customer demand. The number of outside contract manufacturers to which we outsource is expected to increase in order to meet the anticipated growth in demand from our customers.

As of December 31, 2018, our total production capacity, including outsourced production, reached 14.0 million pieces per year. At present, we believe our production capacity is sufficient to meet customer demand.

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

Currently, we have several small-to-large sized competitors in China including some state-owned trading groups and private garment companies. We believe we differentiate ourselves from the competition and will be able to effectively compete with our competitors due to our persistent pursuit of quality control, a diversified casual wear product lineup, and in-house design talent. In addition, we believe we derive advantages from our customer feedback in the supply chain and the use of our advanced Enterprise Resource Planning (“ERP”) system. Our ERP system integrates many of our operational processes into one system including order processing, statistical analysis, purchasing, manufacturing, logistics and financial control systems, providing management with instantaneous feedback on important aspects of our business operations.

Governmental Regulations/Quotas

In 2018, we were not subject to any export quota imposed by countries where our customers are located. Nevertheless, we have noticed that many European countries tightened their chemical inspection requirements after the removal of quotas. In addition, there can be no assurance that additional trade restrictions will not be imposed on the export of our products in the future.  Such actions could result in increases in the cost of our products generally and may adversely affect our operating results. On a longer-term basis, we believe that our customer mix and our ability to adjust the types of apparel we manufacture will mitigate our exposure to such trade restrictions in the future.

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

Retail Segment

As of December 31, 2018, we had 1,381 retail stores in China selling our own brand clothing. We believe our advantages in the retail segments include our ability to promptly respond to market trends, our quick turn-around in design and production, and appropriate pricing. In 2018, we achieved total net sales of approximately US$229.9 million for our retail business. We operate most of our retail stores in so-called Tier-2 or Tier-3 cities in China, such as Zhengzhou in Henan province, Taizhou in Jiangsu province, etc. We also have penetrated into Tier-1 cities, such as Beijing and Shanghai.

Suppliers

We purchase the majority of our raw materials (including fabric, fasteners, thread, buttons, labels and related materials) directly from numerous local fabric and accessories suppliers. For our retail business, collectively, purchases from our five largest suppliers represented approximately 79.3% of total purchases in 2018. There were five suppliers which provided more than 10% of our total raw materials purchases in 2018. We have not experienced difficulty in obtaining raw materials that are essential to our business.

We also purchase finished goods from contract manufacturers. For our retail business, collectively, our five largest contract manufacturers represented approximately 16.3% of total finished goods purchases in 2018. There was no one contract manufacturer which provided more than 10% of our total finished goods purchases in 2018. We have not experienced difficulty in obtaining finished products from our contract manufacturers.

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

Sales and Marketing

Products of our retail brands are sold in flagship stores, stores-within-a-store and e-commerce platform.  The sales department is responsible for developing new sales channels. According to our new store opening plan, the ratio of flagship stores and stores-within-a-store are carefully balanced.  The store-within-a-store enters into contracts with department stores. The flagship stores are carefully chosen at prominent locations and have lease agreements with each property owner.  Under our return and exchange policy, products may be returned or exchanged for any reason within 15 days. During 2018, the return and exchange rate was very low and was not a material factor in our operations.

Store Operation

As of December 31, 2018, we had 1,381 stores, including 79 flagship stores, with each store generating average revenue of approximately $13,800 per month. The majority of our retail stores are situated as stores-within-a-store in large, mid-tier department stores located in over 20 provinces in China.

Trademarks

We regard our trademarks as an important part of our business due to the name recognition of our customers. We obtained trademark registration at the China Trademark Office for the mark “La Go Go” in class 25 and class 18 in 2010. As of December 31, 2018, we were not aware of any valid claim or challenges to our right to use our registered trademark or any counterfeit or other infringement to our registered trademark.

Information Technology

We recognize the importance of high-quality information management systems in the retail operation.  As a result, we use Management Systems to monitor and manage the merchandise planning, inventory and sales information.

Research and Development

We have invested in the research and development of high-tech fabrics.

Our Growth Strategy

Our strategy to grow and expand our business includes the following:

Supply chain management:

●	Expand the global sourcing network

●	Explore the overseas low-cost manufacturing base

●	Focus on high value-added products and continue our strategy to produce mid-to-high end apparel

●	Continue to emphasize on product design and technology application

●	Seek strategic acquisitions of international distributors that could enhance global sales and distribution network

●	Maintain stable revenue growth in the export markets while shifting focus to higher margin wholesale markets such as mainland China.

Retail business development:

●	Build our brands to be recognized as major players in the mid-to-high women’s apparel market in China;

●	Expand the retail network throughout China

●	Improve the retail stores’ efficiency and increase same-store sales

●	Continue to launch flagship stores in Tier-1 cities and increase penetration and coverage in Tier-2 and Tier-3 cities

●	Take advantage of our position as a multi-brand operator

Employees

As of December 31, 2018, we had over 6,500 employees. None of our employees belong to a labor union. We have never experienced a labor strike or work stoppage. We are in full compliance with the Chinese labor laws and regulations and are committed to providing safe and comfortable working conditions and accommodations for our employees.

Labor Costs

The manufacture of garments is a labor-intensive business. Although much of our production process is automated and mechanized, we rely on skilled labor to make our products.  During the year ended December 31, 2018, our labor cost increased due to the shortage of skilled workers and rising labor cost in China.

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

Description of Property

In 2018, we operated four facilities on certain land in the Nanjing Jiangning Economic and Technological Development Zone and Huifeng Road, which are located in Nanjing and Chuzhou, China. For further details concerning our property, see Item 2 of this report regarding Properties.

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

On April 4, 2018, the Ministry of Finance and the State Administration of Taxation issued the Notice on Adjustment of VAT Rates, which came into effect on May 1, 2018. According to the abovementioned notice, the taxable goods previously subject to VAT rates of 17% respectively become subject to lower VAT rates of 16% starting from May 1, 2018. According to the 2019 government work report, the VAT rates of 16% will be reduced to 13%. Tax rate changes have little effect on the company.

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

As of December 31, 2018 and 2017, we did not rely on any raw material supplier for more than 10% of all of our total raw material purchases. For the wholesale business, we relied on one manufacturer for 18.1% and 24.0% of purchased finished goods in 2018 and 2017, respectively. For the retail business, we did not rely on any one manufacturer for more than 10% of all of our total purchased finished goods during 2018 and 2017. We do not have any long-term written agreements with any of these suppliers and do not anticipate entering into any such agreements in the near future. However, we always execute a written agreement for each order placed with our suppliers. We do not believe that loss of any of these suppliers would have a material adverse effect on our ability to obtain finished goods or raw materials essential to our business because we believe we can locate other suppliers in a timely manner.

Risks Relating to Our Business

Our wholesale business depends on some key customers for a significant portion of our sales. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.

For the year ended December 31, 2018, our five largest customers represented approximately 46.5% of our total net sales. For the year ended December 31, 2017, our top five largest customers represented approximately 38.5% of our total net sales.  The garment manufacturing industry has experienced substantial consolidation in recent years, which has resulted in increased customer leverage over suppliers, greater exposure for suppliers to credit risk and an increased emphasis by customers on inventory management and productivity.

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

The Company and Jiangsu Ever-Glory sometimes purchase raw materials for each other in order to obtain cheaper prices. The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at cost for $1.4 million and $0.3 million during 2018 and 2017, respectively.  Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at cost for $1.1 million and $0.05 million during 2018 and 2017, respectively.

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon the expiration or termination of the underlying lines of credit and is to pay an annual interest at the rate of 6.0% of the amounts provided. As of December 31, 2018 and 2017, Jiangsu Ever-Glory had provided guarantees for approximately $33.4 million (RMB 230.0 million) and $49.5 million (RMB 322.0 million) of lines of credit obtained by the Company, respectively. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. As of December 31, 2018 and 2017, the value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $29.9 million (RMB 205.5 million) and $31.6 million (RMB 205.5 million), respectively. Mr. Kang has also provided a personal guarantee for $14.5 million (RMB 100.0 million) and $21.5 million (RMB 140.0 million) at the years ended of December 31, 2018 and 2017, respectively.

As of December 31, 2017, $12.8 million (RMB 83.6 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the year ended December 31, 2018, an additional $8.4 million (RMB 55.7 million) was provided to and repayment of $10.8 million (RMB 71.1 million) was received from Jiangsu Ever-Glory under the counter-guarantee agreement. As of December 31, 2018, the amount of the counter-guarantee had decreased to $9.9 million (RMB 68.2 million) (the difference represents currency exchange adjustment of $0.5 million), which was 29.7% of the aggregate amount of lines of credit. This amount plus accrued interest of $0.5 million (2018) and $2.6 million (2017) have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. As of December 31, 2018 and 2017, the amount classified as a reduction of equity was $10.4 million and $15.4 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. From April 1, 2015, interest rate has changed to 0.41% as the bank benchmark interest rate decreased. Interest income for the years ended December 31, 2018 and 2017 was approximately $0.7 million and $0.8 million, respectively.

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

Changes in international trade policies and international barriers to trade, or the emergence of a trade war, may have an adverse effect on our business and expansion plans.

Changes to trade policies, treaties and tariffs in the jurisdictions in which we operate, or the perception that these changes could occur, could adversely affect the financial and economic conditions in the jurisdictions in which we operate, as well as our international and cross-border operations, our financial condition and results of operations. The U.S. administration under President Donald Trump has advocated greater restrictions on trade generally and significant increases on tariffs on certain goods imported into the United States, particularly from China and has recently taken steps toward restricting trade in certain goods. For example, on September 17, 2018, President Trump announced his decision to impose a 10% tariff on the third list of US$200 billion in imports from China to the U.S. effective September 24, 2018. The 10% tariff was scheduled to increase to 25% on January 1, 2019. However, the U.S. government has agreed to postpone this increase until March 2019 to allow the U.S. and Chinese governments time to negotiate an agreement on tariffs. It is uncertain whether the negotiations will result in an agreement by the deadline in March or that the 25% increase or other tariffs will not be imposed even if an agreement will be reached. These tariffs are in addition to two earlier rounds of tariffs implemented against Chinese products on June 6, 2018 and August 16, 2018 that amount to tariffs on US$50 billion of Chinese products imported into the U.S. In response, China has imposed, and has proposed imposing additional, tariffs on a number of the U.S. goods, on a much smaller scale, in the current time.

Changes to U.S. laws or policies (as described above or otherwise) may impact the supply chain strategies of, as well as the pace of outsourcing by, U.S. customers in the future, including the possibility of such customers’ insourcing programs that were previously outsourced. This could have an adverse impact on our export to U.S. customers. In addition, China and other countries have retaliated in response to new trade policies, treaties and tariffs implemented by the United States. For example, in response to the United States’ tariff plan on steel and aluminium, China announced planned tariffs on various goods imported from the United States, including a 15% tariff on U.S. steel pipes, fresh fruit and wine, and a 25% tariff on pork and recycled aluminium. Further, China has announced plans to introduce tariffs on goods imported from the United States in response to the additional U.S. tariffs of June 15, 2018. Such policy retaliations could ultimately result in further trade policy responses by the United States and other countries, and result in an escalation leading to a trade war, which would have an adverse effect on manufacturing levels, trade levels and industries, including logistics, retail sales and other businesses and services that rely on trade, commerce and manufacturing. Any such escalation in trade tensions or a trade war, or news and rumors of the escalation of a potential trade war, could have a material and adverse effect on our business, results of operations and trading price of our common stock.

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

We currently have a 2014 equity incentive plan that was approved by the Compensation Committee on May 30, 2014. We plan to make numerous equity instrument grants under the plan to our officers, directors and employees, some of whom are PRC citizens and may be required to register with SAFE.  If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants in our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

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

Risks Related to an Investment in Our Securities

Our common stock has limited liquidity.

Our common stock has been trading on the NYSE MKT (formerly, the American Stock Exchange and NYSE Alternext US LLC) since July 16, 2008 and then transferred to the NASDAQ Global Market on December 31, 2014, but it is thinly traded compared to larger more widely known companies in the same industry. Thinly traded common stock can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. The high and low bid price of Ever-Glory’s common stock during the past 52week period ended December 31, 2018 has been US$4.35 and US$2.30 per share respectively.

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

Our principal shareholders, which include our officers and directors, and their affiliated entities own approximately 73.1% of our outstanding shares of common stock. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal shareholders and their affiliated entities, elections of our Board of Directors will generally be within the control of these shareholders and their affiliated entities. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders and their affiliated entities. As such, it would be difficult for shareholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all of our shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Wholesale segment

In 2018, we operated two complexes as our operating and production facilities at 509 Chengxin Road, in the Nanjing Jiangning Economic, China. The following is a description of these facilities:

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

(ii) Catch-Luck. Our Catch-Luck facilities include 6,635 square meters of office and production space. Approximately 280 employees work at this location. Our Catch-Luck facility mainly handles manufacturing. These facilities are located on the piece of land for which we have the 50-year land use right.

In addition, Goldenway currently holds the right to lease certain land and use certain building and improvements on that land until 2018.  In December 2018 we leased part of this facility to a non- affiliated third party under a lease with an annual rent of approximately $18,000 pursuant to a one year lease.

We believe that our current facilities will be sufficient to sustain our wholesale operations for the foreseeable future.

Retail Segment

For our retail operations, we have a one year lease arrangement for our administrative offices and a three-year lease for our warehouse. The current flagship stores are generally leased under agreements with real estate developers, department stores or shopping mall operators for terms ranging from 2 to 5 years. The store-within-a-store is counters leased from department stores for which we generally pay approximately 20% of sales revenue as rent. We believe the administrative and warehouse facilities are adequate to sustain our operations for the foreseeable future. We also believe that the locations of the flagship stores and the stores-within-a-store units are carefully selected and suitable for the retail operation.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity

Our common stock was quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) initially under the symbol “EGLY” and then it was changed to “EVGY” in 2007.  On July 16, 2008 our common stock commenced trading on NYSE MKT LLC (“NYSE MKT”) (formerly named the NYSE Annex) under the symbol of “EVK” and then transferred to the NASDAQ Global Market on December 31, 2014. As of December 31, 2018, there were approximately 56 shareholders of record of our common stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name. The following table sets forth the high and low bid information for the common stock for each quarter within the last two fiscal years, as reported by the NASDAQ Global Market. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Bid Price
	HIGH	LOW
NASDAQ
Period ended March 22, 2019	$3.75	$3.75
FISCAL YEAR 2018:
Fourth Quarter ended December 31, 2018	$4.10	$2.95
Third Quarter ended September 30, 2018	$3.70	$2.65
Second Quarter ended June 30, 2018	$4.35	$3.30
First Quarter ended March 31, 2018	$3.90	$2.30
NYSE MKT
PERIOD
FISCAL YEAR 2017:
Fourth Quarter ended December 31, 2017	$2.60	$2.15
Third Quarter ended September 30, 2017	$2.65	$2.25
Second Quarter ended June 30, 2017	$2.70	$2.50
First Quarter ended March 31, 2017	$3.00	$2.01

Securities Authorized for Issuance under Equity Incentive Plans

The following table presents information regarding equity instruments outstanding under our 2014 Equity Incentive Plan as of December 31, 2018:

	Equity Incentive Plan Information
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted -average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity incentive plans approved by security holders	-	$-	1,500,000
Total	-	$-	1,500,000

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the year ended December 31, 2018 should be read in conjunction with the Financial Statements and corresponding notes included in this annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Retail Business

The business objectives for our retail segment are to establish leading brands of women’s apparel and to build a nationwide retail network in China. As of December 31, 2018, we had 1,381 stores (including store-in-stores), including 246 stores were opened and 265 stores were closed in 2018. We expect to open additional 150 to 200 stores in 2019.

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

Global Economic Uncertainty

Our business is dependent on consumer demand for our products. We believe that the significant uncertainty in the global economy and the slowdown of economies in the United States and Europe have increased our clients’ sensitivity to the cost of our products. We have experienced continued pricing pressure. If the global economic environment continues to be weak, these worsening economic conditions could have a negative impact on our sales growth and operating margins in our wholesale segment in 2019.

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

Revenue Recognition

We recognize wholesale revenue from product sales, net of value-added taxes, upon delivery for local sales and upon shipment of the products for export sales, at such time title passes to the customer. We recognize wholesale revenue from manufacturing fees charged to buyers for the assembly of garments from materials provided by the buyers upon completion of the manufacturing process and shipment of the products for export sales. Retail sales are recorded net of promotional discounts, rebates, and return allowances. Retail store sales are recognized at the time of the register receipt. Retail online sales are recognized when products are shipped and customers receive the products because we retain a portion of the risk of loss on these sales during transit.

Our revenue recognition policy is in compliance with ASC 606, Revenue from Contracts with Customers that revenue is recognized when a customer obtains control of promised goods and is recognized in an amount that reflects the consideration that we expect to receive in exchange for those goods. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that we expect to receive in exchange for those goods. We apply the following five-step model in order to determine this amount:

(i)	identification of the promised goods and services in the contract;

(ii)	determination of whether the promised goods and services are performance obligations, including whether they are distinct in the context of the contract;

(iii)	measurement of the transaction price, including the constraint on variable consideration;

(iv)	allocation of the transaction price to the performance obligations; and

(v)	recognition of revenue when (or as) the Company satisfies each performance obligation.

We only apply the five-step model to contracts when it is probable that we will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, we review the contract to determine which performance obligations we must deliver and which of these performance obligations are distinct. We recognize as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, our performance obligations are transferred to customers at a point in time, typically upon delivery for local sales and upon shipment of the products for export sale.

For all reporting periods, we have not disclosed the value of unsatisfied performance obligations for all product revenue contracts with an original expected length of one year or less, which is an optional exemption that is permitted under the adopted rules.

Estimates and Assumptions

In preparing our consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates in 2018 and 2017 include the assumptions used to value tax liabilities, derivative financial instruments, the estimates of the allowance for deferred tax assets, and the accounts receivable allowance, and impairment of long-lived assets and inventory reservation.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018. The Company anticipates recording lease assets and liabilities of approximately $56.5 million on its consolidated balance sheets, with no material impact to its consolidated statements of income and comprehensive income. However, the ultimate impact of adopting ASU 2016-02 will depend on the Company’s lease portfolio as of the adoption date.

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

In October 2018, the FASB issued ASU No. 2018-17 “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities” which could be improved in the following areas: 1. Applying the variable interest entity (VIE) guidance to private companies under common control. 2. Considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

Results of Operations

The following table summarizes our results of operations for the year ended December 31, 2018 and 2017. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Year Ended December 31,
	2018		2017
	(in thousands of U.S. Dollars, except for percentages)
Sales	$448,508	100.0%	$415,581	100.0%
Gross Profit	147,355	32.9	135,742	32.7
Operating Expense	132,336	29.5	120,993	29.1
Income From Operations	15,019	3.3	14,749	3.5
Other Income (Expenses)	1,363	0.3	3,121	0.1
Income tax expense	4,942	1.1	5,805	1.4
Net Income	$11,440	2.6%	$12,065	2.9%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the year ended December 31, 2018 and 2017.

	2018		2017		Growth (Decrease)
Wholesale business	(In thousands of U.S. dollars)	% of total sales	(In thousands of U.S. dollars)	% of total sales	in 2018 compared with 2017
Mainland China	$89,269	19.9%	$65,811	15.8%	35.6%
Hong Kong China	38,106	8.5	39,738	9.6	(4.1)
Germany	6,748	1.5	8,901	2.1	(24.2)
United Kingdom	15,460	3.4	12,417	3.0	24.5
Europe-Other	30,747	6.9	34,804	8.4	(11.7)
Japan	7,583	1.7	3,515	0.8	115.7
United States	30,696	6.8	25,050	6.1	22.5
Total Wholesale business	218,609	48.7	190,236	45.8	14.9
Retail business	229,899	51.3	225,345	54.2	2.0
Total sales	$448,508	100.0%	$415,581	100.0%	7.9%

Sales for the year ended December 31, 2018 were $448.5 million, an increase of 7.9% from the year ended December 31, 2017. This increase was primarily attributable to a 14.9% increase in sales in our wholesale business.

Sales generated from our wholesale business contributed 48.7% or $218.6 million of our total sales for the year ended December 31, 2018, an increase of 14.9% compared with $190.2 million in the year ended December 31, 2017. This increase was primarily attributable to increased sales in Japan, Mainland China, United Kingdom and United States partially offset by decreased sales in Hong Kong China, Germany and Europe-Other.

Sales generated from our retail business contributed 51.3% or $229.9 million of our total sales for the year ended December 31, 2018, an increase of 2.0% compared with $225.3 million in the year ended December 31, 2017. This increase was primarily due to an increase in same store sales.

Total retail store square footage and sales per square foot for the year ended December 31, 2018 and 2017 are as follows:

	2018	2017
Total store square footage	1,402,933	1,401,031
Number of stores	1,381	1,400
Average store size, square foot	1,005	1,001
Total store sales (in thousands of U.S. dollars)	$229,899	$225,345
Sales per square foot	$164	$161

Same-store sales and newly opened store sales for the year ended December 31, 2018 and 2017 are as follows:

	2018	2017
	(In thousands of U.S. dollars)
Sales from stores opened for a full year	$191,305	$161,916
Sales from newly opened store sales	$14,689	$43,070
Sales from e-commerce platform	$17,364	$11,954
Other*	$6,541	$8,405
Total	$229,899	$225,345

* Primarily sales from stores that were closed in the current reporting period.

We remodeled or relocated 250 stores in 2018, and plan to relocate or remodel an aggregate of 200-300 stores in 2018. Remodels and relocations typically drive incremental same-store sales growth. A relocation typically results in an improved, more visible and accessible location, and usually includes increased square footage. We believe we will continue to have opportunities for additional remodels and relocations beyond 2018.  Same-store sales are calculated based upon stores that were open at least 12 full fiscal months in each reporting period and remain open at the end of each reporting period.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the year ended December 31, 2018 and 2017.

					Growth
					(Decrease) in 2018
	Year ended December 31,				Compared
	2018		2017		with 2017
	(In thousands of U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$218,609	100.0%	$190,236	100.0%	14.9%
Raw Materials	97,173	44.5	81,111	42.6	19.8
Labor	2,103	1.0	3,793	2.0	(44.5)
Outsourced Production Costs	77,228	35.3	68,804	36.2	12.2
Other and Overhead	305	0.1	399	0.2	(23.7)
Total Cost of Sales for Wholesale	176,809	80.9	154,107	81.0	14.7
Gross Profit for Wholesale	41,800	19.1	36,129	19.0	15.7
Net Sales for Retail	229,899	100.0	225,345	100.0	2.0
Production Costs	76,314	33.2	74,685	33.1	2.2
Rent	48,030	20.9	51,047	22.7	(5.9)
Total Cost of Sales for Retail	124,344	54.1	125,732	55.8	1.1
Gross Profit for Retail	105,555	45.9	99,613	44.2	6.0
Total Cost of Sales	301,153	67.1	279,839	67.3	7.6
Gross Profit	$147,355	32.9%	$135,742	32.7%	8.6%

Raw material costs for our wholesale business were 44.5% of our total wholesale business sales in 2018, compared with 42.6% in 2017. The increase was mainly due to higher raw materials prices.

Labor costs for our wholesale business were 1.0% of our total wholesale business sales in 2018, compared with 2.0% in 2017. The marginal decrease was mainly due to a higher number of outsourced orders in 2018.

Outsourced manufacturing costs for our wholesale business were 35.3% of our total wholesale sales in 2018, compared with 36.2% in 2017. This decrease was primarily attributable to increased outsourced orders to our related entities in Vietnam, which have lower labor costs compared to orders outsourced to Chinese factories.

Overhead and other expenses for our wholesale business accounted for 0.1% and 0.2% of our total wholesale sales in 2018 and 2017, respectively.

Gross profit for our wholesale business in 2018 was $41.8 million, an increase of 15.7% from 2017. As a percentage of total wholesale business sales, gross profit was 19.1% of our total wholesale business sales in 2018, compared with 19.0% in 2017. The increase in gross margin was mainly due to decreased labor costs.

Production costs for our retail business for the year ended December 31, 2018 were $76.3 million compared with $74.7 million for the year ended December 31, 2017. As a percentage of our total retail sales, production costs were 33.2% of our total retail sales for the year ended December 31, 2018, compared with 33.1% for the year ended December 31, 2017. The increase was due to higher discounts on our out-of-season products in the year ended December 31, 2018 compared with the same period of the prior year in percentage of sales.

Rent costs for our retail business for the year ended December 31, 2018 were $48.0 million compared with $51.0 million for the year ended December 31, 2017. As a percentage of total retail sales, rent costs were 20.9% of our total retail sales for the year ended December 31, 2018 compared with 22.7% for the year ended December 31, 2017. The decrease was primarily attributable to lower rent at certain locations.

Gross profit for our retail business for the year ended December 31, 2018 was $105.6 million compared with $99.6 million for the year ended December 31, 2017. Gross margin for our retail business for the year ended December 31, 2018 was 45.9% compared with 44.2% for the year ended December 31, 2017.

Total cost of sales for the year ended December 31, 2018 was $301.1 million, a 7.6% increase compared with the year ended December 31, 2017. As a percentage of total sales, total costs were 67.1% of total sales for the year ended December 31, 2018, compared with 67.3% for the year ended December 31, 2017. Total gross margin for the year ended December 31, 2018 was 32.9% compared with 32.7% for the year ended December 31, 2017.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. Some of our customers also furnish us with raw materials so that we can manufacture their products. For our wholesale business, purchases from our five largest suppliers represented approximately 16.2% and 13.9% of raw material purchases for the year ended December 31, 2018 and 2017, respectively. No one supplier provided more than 10% of our raw material purchases for the year ended December 31, 2018 and 2017. For our retail business, purchases from our five largest suppliers represented approximately 79.3% and 72.1% of raw material purchases for the year ended December 31, 2018 and 2017, respectively. Five suppliers provided approximately 24.0%, 18.2%, 15.1%, 13.9% and 8.1% of our raw material purchases for the year ended December 31, 2018. Five suppliers provided approximately 17.1%, 15.7%, 13.9%, 13.3% and 12.0% of our raw material purchases for the year ended December 31, 2017. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

We also purchase finished goods from contract manufacturers. For our wholesale business, purchases from our five largest contract manufacturers represented approximately 38.8% and 43.8% of finished goods purchases for the year ended December 31, 2018 and 2017, respectively. One contract manufacturer provided approximately 24.0% and 24.7% of our finished goods purchases for the year ended December 31, 2018 and 2017, respectively. For our retail business, our five largest contract manufacturers represented approximately 16.3% and 18.3% of finished goods purchases for the year ended December 31, 2018 and 2017, respectively. No contract manufacturer provided more than 10% of our retail finished goods purchases for the year ended December 31, 2018 and 2017. We have not experienced difficulty in obtaining finished products from our contract manufacturers and we believe we maintain good relationships with our contract manufacturers.

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

	Year ended December 31,				Increase (Decrease) in 2018 Compared
	2018		2017		to 2017
	(In thousands of U.S. dollars, except for percentages)
Gross Profit	$147,355	32.9%	$135,742	32.7%	8.6%
Operating Expenses:
Selling Expenses	91,439	20.4	85,940	20.7	6.4
General and Administrative Expenses	39,811	8.9	35,053	8.4	13.6
Intangible asset impairment	1,086	0.2	-	-	100.0
Total	132,336	29.5	120,993	29.1	9.4
Income from Operations	$15,019	3.3%	$14,749	3.5%	1.8%

Selling expenses for the year ended December 31, 2018 were $91.4 million, a 6.40% increase compared with the year ended December 31, 2017. The increase was attributable to higher retail sales.

General and administrative expenses for the year ended December 31, 2018 were $39.8 million a 13.6% increase compared with the year ended December 31, 2017. As a percentage of total sales, general and administrative expenses accounted for 8.9% of total sales for the year ended December 31, 2018, compared with 8.4% of total sales for the year ended December 31, 2017. The increase in absolute amount was mainly attributable to the increased average salaries.

For the year ended December 31, 2018, we recognized a marketing related intangible asset acquired from Yiduo acquisition in 2015 impairment loss. A number of factors, including sustaining negative profits and the slower than expected growth of business were considered. Based on our impairment test of intangible asset, the fair value amount was lower than the carrying amount of the marketing related intangible assets recorded and it was concluded that carrying amount of marketing related intangible assets of $1.1 million was impaired.

Income from Operations

Income from operations for the year ended December 31, 2018 was $15.0 million, a 1.8% increase from $14.7 million for the year ended December 31, 2017. This increase was due to increased gross profit.

Interest Expense

Interest expense was $2.0 million and $1.6 million for the year ended December 31, 2018 and 2017, respectively. The increase was due to the increased the annual average interest rate of bank loans.

Other Income

Other income was $2.0 million and $3.5 million for the year ended December 31, 2018 and 2017, respectively. The decrease was due to a decrease in government financial incentives.

Income Tax Expenses

Income tax expense for the year ended December 31, 2018 was $4.9 million, a 14.9% decrease compared to the same period of 2017. The decrease was primarily due to lower business profits.

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

New U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, no deferred tax expense (income) relating to the Tax Act changes for the year ended December 31, 2018.

Net Income attributable to the Company

Net income for the year ended December 31, 2018 was $12.0 million, a decrease of 3.6% compared with the same period in 2017. Our basic and diluted earnings per share were $0.81 and $0.84 for the year ended December 31, 2018 and 2017, respectively.

Summary of Cash Flows

Summary cash flows information for the year ended December 31, 2018 and 2017 is as follows:

	2018	2017
	(In thousands of U.S. dollars)
Net cash provided by operating activities	$2,562	$14,924
Net cash used in investing activities	$(12,182)	$(8,564)
Net cash provided by (used in) financing activities	$(5,281)	$8,558

Net cash provided by operating activities was $2.6 million for the year ended December 31, 2018, compared with net cash provided by $14.9 million during the year ended December 31, 2017. The decrease was primarily due to increase in accounts receivable.

Net cash used in investing activities was $12.2 million for the year ended December 31, 2018, compared with $8.5 million during the year ended December 31, 2017. This increase was mainly due to the increased in purchase of property and equipment and remodeling expenditure in 2018.

Net cash used in financing activities was $5.3 million for the year ended December 31, 2018 compared with net cash provided $8.6 million during the year ended December 31, 2017. During the year ended December 31, 2018, we repaid $70.5 million of bank loans and received bank loan proceeds of $64.0 million. Also, under the counter-guarantee agreement, we received $9.7 million from and paid $8.4 million to the related party during the year ended December 31, 2018.

Liquidity and Capital Resources

As of December 31, 2018, we had cash and cash equivalents of $47.0 million, other current assets of $171.9 million and current liabilities of $138.8 million. We presently finance our operations primarily from cash flows from operations and bank loans and we anticipate that these will continue to be our primary sources of funds to finance our short-term cash needs.

Bank Loans

In December 2016, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $8.7 million (RMB60.0 million). These loans are collateralized by the Company’s property and equipment. As of December 31, 2018, Goldenway had borrowed $2.9 million (RMB20.0 million) from Industrial and Commercial Bank of China with an annual interest rate 3.92% and due on November 2019. As of December 31, 2018, approximately $5.8 million was unused and available under this line of credit.

In November 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $14.6 million (RMB100.0 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of December 31, 2018, Ever-Glory Apparel had borrowed $11.6 million (RMB 80.0 million) under this line of credit with annual interest rates ranging from 4.57% to 4.7% and due on July 2019. As of December 31, 2018, approximately $3.0 million was unused and available under this line of credit.

In August 2018, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.3 million (RMB50.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of December 31, 2018, approximately $7.3 million was unused and available under this line of credit.

In August 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $8.7 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of December 31, 2018, Ever-Glory Apparel had borrowed $2.9 million (RMB20.0 million) from Nanjing Bank with an annual interest rates 4.41% and due on various dates from January to March 2019. As of December 31, 2018, approximately $5.8 million was unused and available under this line of credit.

In May 2018, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $2.9 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of December 31, 2018, LA GO GO had borrowed $2.2 million (RMB15.0 million) under this line of credit with an annual interest rate of 5.22% and due in June 2019. As of December 31, 2018, approximately $0.7 million was unused and available under this line of credit.

In June 2018, LA GO GO entered into a line of credit agreement for approximately $2.9 million (RMB20.0 million) with China Minsheng Bank and guaranteed by Ever-Glory Apparel and Mr. Kang. As of December 31, 2018, LA GO GO had borrowed $2.9 million (RMB20.0 million) from China Minsheng Bank with an annual interest rate of 4.79% and due in June 2019.

In November 2018, LA GO GO entered into a line of credit agreement for approximately $2.9 million (RMB20.0 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Jiangsu LAGOGO. As of December 31, 2018, LA GO GO had borrowed $2.9 million (RMB20.0 million) from the Bank of Communications with an annual interest rate 4.57% and due on variable dates from January to November 2019.

In July 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $2.9 million (RMB20.0 million) with the Shanghai Pudong Development Bank and guaranteed by Goldenway. As of December 31, 2018, Ever-Glory Apparel had borrowed $2.6 million (RMB18.0 million) from the Bank of Communications with an annual interest rate 4.57% and due on date November 2019. As of September 30, 2018, approximately $0.3 million was unused and available under this line of credit.

In July 2017, Ever-Glory Apparel entered into a line of credit agreement for approximately $5.8 million (RMB40.0 million) with China Everbright Bank and guaranteed by Goldenway and Mr. Kang. These loans are also collateralized by Jiangsu Ever-Glory’s property. As of December 31, 2018, Ever-Glory Apparel had borrowed $1.5 million (RMB10.0 million) from the Bank of Communications with an annual interest rate 4.57% and due on date April 2019. As of December 31, 2018, approximately $4.3 million was unused and available under this line of credit.

All bank loans are used to fund our daily operations. All loans have been repaid before or at maturity date.

DERIVATIVE LIABILITY

During 2018, the Company had entered into four foreign currency swap contracts with three banks. Due to the increased demand of effective control on financial management for daily operations, Ever-Glory Apparel had entered into different foreign currency swap contracts to exchange $6.0 million for equivalent RMB with Bank of China in May, entered into a foreign currency swap contract to exchange $3.0 million for equivalent RMB with Industrial and Commercial Bank of China in June and entered into a foreign currency swap contract to exchange $6.0 million and $4.0 million for equivalent RMB with Shanghai Pudong Development Bank in July. The terms of three foreign currency contracts are both six months and the contract of $4.0 million with Shanghai Pudong Development Bank is three months. Ever-Glory Apparel and the banks swapped two currencies by same pre-determined exchange rate at the beginning and end of the contracts. During the period, the Company pays annual interest of 1.43% for the RMB received and receives 0 interest for the USD exchanged with the Bank of China and Industrial and Commercial Bank of China. The company pays annual interest of 0.98% for the RMB received and receives 0.0001% interest for the USD exchanged with Shanghai Pudong Development Bank. If the Company failed to execute the exchange at the expiration of contracts, the banks would sell the USD at the market rate then the difference in RMB will be converted into bank loan for the Company. As of December 31, 2018, the fair value of principal amounts are included in other receivable ($4.0 million plus unrealized gain) and other payables (equivalent RMB payables) in the consolidated balance sheets, and unrealized gain of $0.2 million for the year ended December 31, 2018 is recognized in the income from operations.

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

As of December 31, 2018, we had access to approximately $53.8 million in lines of credit, of which approximately $27.2 million was unused and available. These credit facilities do not include any covenants. We have agreed to provide Jiangsu Ever-Glory a counter-guarantee of not more than 70% of the maximum aggregate lines of credit and borrowings guaranteed by Jiangsu Ever-Glory and collateralized by the assets of Jiangsu Ever-Glory under agreements executed between the Company, Jiangsu Ever-Glory and the banks. The maximum aggregate lines of credit and available borrowings was approximately $33.4 million (RMB230 million) and approximately $9.9 (RMB68.2 million) was provided to Jiangsu Ever-Glory as the counter guarantee as of December 31, 2018.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004, the exchange rate of RMB to the dollar remained constant at RMB 8.26 to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from RMB 8.26 to 8.09 to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of December 31, 2018, the market foreign exchange rate had increased to RMB 6.88 to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future and will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel, Taixin, He Meida, Huirui, Shanghai LA GO GO, Yalan, Shanghai Yiduo, Tianjin LA GO GO and Jiangsu LA GO GO (whose functional currency is RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain (loss) for the year ended December 31, 2018 and 2017 was ($6.2 million) and $5.9 million, respectively.

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

As of December 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Ever-Glory International Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ever-Glory International Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Emphasis of a Matter

The Company has significant transactions and relationships with related parties, including entities controlled by the Company’s Chairman and Chief Executive Officer and by the Company’s major shareholder, which are described in Note 12 to the financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite conditions of competitive, free market dealings may not exist.

/s/ B F Borgers CPA PC

We have served as the Company’s auditor since 2017.

Lakewood, Colorado

March 29, 2019

 EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

AS OF DECEMBER 31, 2018 AND 2017

	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$47,012	$62,876
Accounts receivable, net	86,527	81,859
Inventories	65,929	56,182
Value added tax receivable	2,580	3,757
Other receivables and prepaid expenses	10,204	5,139
Advances on inventory purchases	6,420	3,028
Amounts due from related parties	192	265
Total Current Assets	218,864	213,106

INTANGIBLE ASSETS	4,962	5,995
PROPERTY AND EQUIPMENT, NET	28,445	25,891
TOTAL ASSETS	$252,271	$244,992

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank loans	$29,497	$37,730
Accounts payable	78,412	73,788
Accounts payable and other payables - related parties	4,756	4,675
Other payables and accrued liabilities	21,958	16,454
Value added and other taxes payable	2,569	6,052
Income tax payable	1,569	1,712
Total Current Liabilities	138,761	140,411

NONCURRENT LIABILITIES
Deferred tax liabilities	354	1,883
TOTAL LIABILITIES	139,115	142,294

NOTE 13 COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Stockholders’ equity:
Preferred stock ($0.001 par value, authorized 5,000,000 shares, no shares issued and outstanding)	-	-
Common stock ($0.001 par value, authorized 50,000,000 shares, 14,798,198 and 14,795,992 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively)	15	15
Additional paid-in capital	3,627	3,620
Retained earnings	105,914	95,195
Statutory reserve	19,083	17,794
Accumulated other comprehensive income	(3,578)	2,585
Amounts due from related party	(10,354)	(15,449)
Total equity attributable to stockholders of the Company	114,707	103,760
Noncontrolling interest	(1,551)	(1,062)
Total Equity	113,156	102,698
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$252,271	$244,992

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017

SALES	$448,508	$415,581

COST OF SALES	301,153	279,839

GROSS PROFIT	147,355	135,742

OPERATING EXPENSES
Selling expenses	91,439	85,940
General and administrative expenses	39,811	35,053
Marketing related intangible asset impairment	1,086	-
Total operating expenses	132,336	120,993

INCOME FROM OPERATIONS	15,019	14,749

OTHER INCOME (EXPENSE)
Interest income	1,375	1,260
Interest expense	(1,989)	(1,648)
Other income	1,977	3,509
Total other income	1,363	3,121

INCOME BEFORE INCOME TAX EXPENSE	16,382	17,870

INCOME TAX EXPENSE	(4,942)	(5,805)

NET INCOME	11,440	12,065

Net loss attributable to the non-controlling interest	568	394
NET INCOME ATTRIBUTABLE TO THE COMPANY	$12,008	$12,459

NET INCOME	$11,440	$12,065
Foreign currency translation gain	(6,163)	5,882
COMPREHENSIVE INCOME	$5,277	$17,947

Comprehensive loss attributable to the noncontrolling interest	79	450

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$5,198	$18,397
EARNINGS PER SHARE ATTRIBUTABLE TO THE COMPANY’S STOCKHOLDERS:
Basic and diluted	$0.81	$0.84
Weighted average number of shares outstanding Basic and diluted	14,796,947	14,795,992

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

			Additional	Retained Earnings		Accumulated other	Amounts due from	Total equity attributable to stockholders	Non-
	Common Stock		paid-in		Statutory	Comprehensive	related	of the	controlling	Total
	Shares	Amount	capital	Unrestricted	reserve	income	party	Company	Interest	equity
Balance at January 1, 2017	14,787,940	$15	$3,602	$83,423	$17,107	$(3,297)	$(15,936)	$84,914	(612)	$84,302

Stock issued for compensation	8,052	0.008	18	-	-	-	-	18		18
Net income (loss)	-	-	-	12,459	-	-	-	12,459	(394)	12,065
Transfer to reserve	-	-	-	(687)	687	-	-	-		-
Net cash paid to related party under counter guarantee agreement	-	-	-	-	-	-	487	487	-	487
Foreign currency translation loss						5,882		5,882	(56)	5,826
Balance at December 31, 2017	14,795,992	$15	$3,620	$95,195	$17,794	$2,585	$(15,449)	$103,760	(1,062)	$102,698

Stock issued for compensation	2,206	0.002	7	-	-	-	-	7		7
Net income (loss)	-	-	-	12,008	-	-	-	12,008	(568)	11,440
Transfer to reserve	-	-	-	(1,289)	1,289	-	-	-		-
Net cash paid to related party under counter guarantee agreement (Note 12)	-	-	-	-	-	-	5,095	5,095	-	5,095
Foreign currency translation gain						(6,163)		(6,163)	79	(6,084)
Balance at December 31, 2018	14,798,198	$15	$3,627	$105,914	$19,083	$(3,578)	$(10,354)	$114,707	(1,551)	$113,156

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,440	$12,065
Adjustments to reconcile net income to cash provided by operating activities:
Intangible asset impairment loss	1,086	-
Depreciation and amortization	6,664	7,015
Loss from sale of property and equipment	108	24
Provision of bad debt allowance	660	1,223
Provision for obsolete inventories	3,324	4,624
Deferred income tax	(1,370)	(1,530)
Stock-based compensation	7	18
Changes in operating assets and liabilities
Accounts receivable	(9,893)	(11,204)
Inventories	(16,462)	(7,919)
Value added tax receivable	1,016	(600)
Other receivables and prepaid expenses	(5,659)	(1,136)
Advances on inventory purchases	(3,698)	307
Amounts due from related parties	(2,761)	(592)
Accounts payable	8,485	11,489
Accounts payable and other payables- related parties	6,275	351
Other payables and accrued liabilities	5,604	460
Value added and other taxes payable	(2,210)	567
Income tax payable	(54)	(238)
Net cash provided by operating activities	2,562	14,924

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(12,182)	(8,564)
Net cash used in investing activities	(12,182)	(8,564)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	64,006	62,693
Repayment of bank loans	(70,513)	(56,296)
Repayment of loans from related party	6,657	9,280
Advances to related party	(8,428)	(7,119)
Interest income received from related party	2,997	-
Net cash provided by (used in) financing activities	(5,281)	8,558

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(963)	2,670

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,864)	17,588

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	62,876	45,288

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,012	$62,876

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Accrued interest income on amounts due from related party under counter-guarantee agreement (Note 12)	$738	$818
Interest	$1,755	$1,648
Income taxes	$6,350	$6,247

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 AND 2017

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION

Ever-Glory International Group, Inc. (the “Company”), together with its subsidiaries, is an apparel manufacturer, supplier and retailer in The People’s Republic of China (“China or “PRC”), with a wholesale segment and a retail segment. The Company’s wholesale business consists of recognized brands for department and specialty stores located in China, Europe, Japan and the United States. The Company’s retail business consists of flagship stores and store-in-stores for the Company’s own-brand products. The following are the Company’s subsidiaries as of December 31, 2018:

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

As of December 31, 2018 and 2017, $0.66 million and $1.2 million of bad debt expense have been made in the consolidated financial statements respectively. The allowance for doubtful account balances as of December 31, 2018 and 2017 are $5.9 million and $5.5 million, respectively.

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

Long-Lived Assets

Long-lived assets, property, equipment and land use rights held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. There were no impairments of long-lived assets as of December 31, 2018 and 2017.

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

At December 31, 2018 and 2017, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions that management considers to be of a high quality.

Management has estimated that the carrying amounts of non-related party financial instruments approximate their fair values due to their short-term maturities. The fair value of amounts due from (to) related parties is not practicable to estimate due to the related party nature of the underlying transactions.

As of December 31, 2018, the Company has the following derivative financial instruments measured at their fair value using Level 2 quoted prices provided by banks. The fair value of foreign currency swap contracts is determined by the variation of measurement date foreign exchange market rates and contract closing date predetermined foreign exchange rates. As of December 31, 2017, the Company has five derivative liability subjects to recurring fair value measurement (Level 3) with the change in fair value recognized in earnings.

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

The Company’s revenue recognition policy is in compliance with ASC 606, Revenue from Contracts with Customers that revenue is recognized when a customer obtains control of promised goods and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company applies the following five-step model in order to determine this amount:

(i)	identification of the promised goods and services in the contract;

(ii)	determination of whether the promised goods and services are performance obligations, including whether they are distinct in the context of the contract;

(iii)	measurement of the transaction price, including the constraint on variable consideration;

(iv)	allocation of the transaction price to the performance obligations; and

(v)	recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery for local sales and upon shipment of the products for export sale.

For all reporting periods, the Company has not disclosed the value of unsatisfied performance obligations for all product revenue contracts with an original expected length of one year or less, which is an optional exemption that is permitted under the adopted rules.

Cost of goods sold includes the direct raw material cost, direct labor cost, manufacturing overheads including depreciation of production equipment, and rent and commission due to department stores consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

Local transportation charges and production inspection charges are included in selling expenses and totaled $1.1 million and $0.8 million in the years ended December 31, 2018 and 2017, respectively.

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development costs included in general and administrative expenses for the years ended December 31, 2018 and 2017 amounted to $0.8 million and $1.07 million, respectively.

Government subsidies

Government subsidies are recognized when received and when all the conditions for their receipt have been met. Subsidies that compensate the Company for expenses incurred are recognized as a reduction of expenses in the consolidated statements of operations. Subsidies that are not associated with expenses are recognized as other income. Four of the Company’s PRC subsidiaries received government subsidies of $1.19 million and $2.93 million for the years ended December 31, 2018 and 2017, respectively, which was recorded in other income when subsidies were received and all the conditions were met.

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

The Company has adopted ASC 740 “Income Taxes” pursuant to which tax positions are recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company does not have any material unrecognized tax benefits and the Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2018 and 2017. The Company’s effective tax rate differs from the PRC statutory rate primarily due to non-deductible expenses, temporary differences, and preferential tax treatment.

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

For the subsidiaries whose functional currency is the RMB, all assets and liabilities are translated at the exchange rate on the balance sheet date; equity is translated at historical rates and items in the statement of income are translated at the average rate for the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of equity and amounted to ($3.58 million) and $2.59 million as of December 31, 2018 and 2017, respectively. Assets and liabilities at December 31, 2018 and 2017 were translated at RMB6.88 and RMB6.51 to $1.00 respectively. The average translation rates applied to income statement accounts and consolidated statements of cash flows for the years ended December 31, 2018 and 2017 were RMB6.61 and RMB6.76 to $1.00, respectively. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Translation gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred and amounted a loss of $1.20 million and a gain of $1.88 million for the years ended December 31, 2018 and 2017, respectively.

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

Unvested restricted shares to be issued (share-based compensation) under the 2014 Equity Incentive Plan are not included in basic weighted average number of shares but are considered to be outstanding as of the grant date for purposes of computing diluted earnings per share even though the shares are subject to vesting requirements.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018. The Company has evaluated the impact of the adoption of these standards on January 1, 2019, and anticipates recognition of an asset and a corresponding liability related to the lease on the balance sheet at effective date. The Company anticipates recording lease assets and liabilities of approximately $56.5 million on its consolidated balance sheets, with no material impact to its consolidated statements of income and comprehensive income. However, the ultimate impact of adopting ASU 2016-02 will depend on the Company’s lease portfolio as of the adoption date.

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

In October 2018, the FASB issued ASU No. 2018-17 “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities” which could be improved in the following areas: 1. Applying the variable interest entity (VIE) guidance to private companies under common control. 2. Considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s consolidated financial statements.

NOTE 3 INVENTORIES

Inventories at December 31, 2018 and 2017 consisted of the following:

	December 31, 2018	December 31, 2017
	(In thousands of U.S. Dollars)
Raw materials	$6,805	$2,148
Work-in-progress	3,308	8,852
Finished goods	55,816	45,182
Total inventories	$65,929	$56,182

NOTE 4 INTANGIBLE ASSETS

Land use rights

In 2006, the Company obtained a fifty-year land use right on 112,442 square meters of land in the Nanjing Jiangning Economic and Technological Development Zone.

In 2014, the Company obtained a fifty-year land use right on 23,333 square meters of land in the Suzhou Kunshan Jinxi Tower Jinxing Road.

In 2015, the Company obtained a fifty-year land use right on 33,427 square meters of land in the Tianjin Wuqing Development Zone.

Land use rights at December 31, 2018 and 2017 consisted of the following:

	2018	2017
	(In thousands of U.S. Dollars)
Land use rights	$5,702	$5,475
Less: accumulated amortization	(740)	(566)
Land use rights, net	$4,962	$4,909

Amortization expense was $0.12 million and $0.12 million for the years ended December 31, 2018 and 2017, respectively. Future expected amortization expense for land use rights is approximately $0.12 million for each of the next five years.

Impairment of Intangible Assets

The Company acquired and gained effective control of Shanghai Yiduo since March 27, 2015. The value of the designer team and other marketing related intangibles was recorded $0.85 million as intangible assets in the consolidated balance sheet as of March 31, 2015. Subsequently, the Company made further capital contribution to Shanghai Yiduo as required by the acquisition agreement. The value of this capital contribution to Shanghai Yiduo was recorded as intangible assets, and the non-controlling interest increased by $0.23 million. As of December 31, 2018, the Company tested marketing related intangible assets for impairment and determined that fair value was lower than the carrying amount of the marketing related intangible assets. Therefore it was concluded that the carrying amount of marketing related intangible assets of $1.08 million was impaired.

NOTE 5 PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2018 and 2017:

	2018	2017
	(In thousands of U.S. Dollars)
Property and plant	$27,829	$28,922
Leasehold improvements	21,278	16,651
Equipment and machinery	2,451	2,877
Office equipment and furniture	3,102	3,739
Motor vehicles	1,112	1,147
	55,772	53,336
Less: accumulated depreciation	(27,327)	(27,535)
Construction-in-progress	-	90
Property and equipment, net	$28,445	$25,891

Depreciation expense was $6.54 million and $6.89 million for the years ended December 31, 2018 and 2017, respectively.

NOTE 6 OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2018 and 2017 consisted of the following:

	2018	2017
	(In thousands of U.S. Dollars)
Advance from customers	$976	$1,036
Accrued wages and welfare	8,671	6,146
Other payables	12,311	9,272
Total other payables and accrued liabilities	$21,958	$16,454

As of December 31, 2018, the fair value of foreign currency swap contract principle are included in other receivable ($4.0 million plus unrealized gain) and other payables (equivalent RMB payables).

NOTE 7 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short term bank loans consisted of the following as of December 31, 2018, and 2017.

	December 31, 2018	December 31, 2017
Bank	(In thousands of U.S. Dollars)
Industrial and Commercial Bank of China	$14,540	$21,504
Nanjing Bank	5,089	9,216
China Minsheng Bank	2,908	3,072
Bank of Communications	2,893	1,536
Shanghai Pudong Development Bank	2,613	-
China Everbright Bank Shanghai Pudong Development Bank	1,454	-
HSBC	-	2,402
	$29,497	$37,730

In December 2016, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $8.7 million (RMB60.0 million). These loans are collateralized by the Company’s property and equipment. As of December 31, 2018, Goldenway had borrowed $2.9 million (RMB20.0 million) from Industrial and Commercial Bank of China with an annual interest rate 3.92% and due on November 2019. As of December 31, 2018, approximately $5.8 million was unused and available under this line of credit.

In November 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $14.6 million (RMB100.0 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of December 31, 2018, Ever-Glory Apparel had borrowed $11.6 million (RMB 80.0 million) under this line of credit with annual interest rates ranging from 4.57% to 4.7% and due on July 2019. As of December 31, 2018, approximately $3.0 million was unused and available under this line of credit.

In August 2018, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.3 million (RMB50.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of December 31, 2018, approximately $7.3 million was unused and available under this line of credit.

In August 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $8.7 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of December 31, 2018, Ever-Glory Apparel had borrowed $2.9 million (RMB20.0 million) from Nanjing Bank with an annual interest rates 4.41% and due on various dates from January to March 2019. As of December 31, 2018, approximately $5.8 million was unused and available under this line of credit.

In May 2018, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $2.9 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of December 31, 2018, LA GO GO had borrowed $2.2 million (RMB15.0 million) under this line of credit with an annual interest rate of 5.22% and due in June 2019. As of December 31, 2018, approximately $0.7 million was unused and available under this line of credit.

In June 2018, LA GO GO entered into a line of credit agreement for approximately $2.9 million (RMB20.0 million) with China Minsheng Bank and guaranteed by Ever-Glory Apparel and Mr. Kang. As of December 31, 2018, LA GO GO had borrowed $2.9 million (RMB20.0 million) from China Minsheng Bank with an annual interest rate of 4.79% and due in June 2019.

In November 2018, LA GO GO entered into a line of credit agreement for approximately $2.9 million (RMB20.0 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Jiangsu LAGOGO. As of December 31, 2018, LA GO GO had borrowed $2.9 million (RMB20.0 million) from the Bank of Communications with an annual interest rate 4.57% and due on variable dates from January to November 2019.

In July 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $2.9 million (RMB20.0 million) with the Shanghai Pudong Development Bank and guaranteed by Goldenway. As of December 31, 2018, Ever-Glory Apparel had borrowed $2.6 million (RMB18.0 million) from the Bank of Communications with an annual interest rate 4.57% and due on date November 2019. As of September 30, 2018, approximately $0.3 million was unused and available under this line of credit.

In July 2017, Ever-Glory Apparel entered into a line of credit agreement for approximately $5.8 million (RMB40.0 million) with China Everbright Bank and guaranteed by Goldenway and Mr. Kang. These loans are also collateralized by Jiangsu Ever-Glory’s property. As of December 31, 2018, Ever-Glory Apparel had borrowed $1.5 million (RMB10.0 million) from the Bank of Communications with an annual interest rate 4.57% and due on date April 2019. As of December 31, 2018, approximately $4.3 million was unused and available under this line of credit.

All bank loans are used to fund our daily operations. All loans have been repaid before or at maturity date.

Total interest expense on bank loans amounted to $1.99 million and $1.65 million for the year ended December 31, 2018 and 2017, respectively.

The annual average interest rate of bank loans was 4.59% and 4.92% for the year ended December 31, 2018 and 2017, respectively.

NOTE 8 DERIVATIVE LIABILITY

Foreign currency swap contracts

During 2018, the Company had entered into four foreign currency swap contracts with three banks. Due to the increased demand of effective control on financial management for daily operations, Ever-Glory Apparel had entered into different foreign currency swap contracts to exchange $6.0 million for equivalent RMB with Bank of China in May, entered into a foreign currency swap contract to exchange $3.0 million for equivalent RMB with Industrial and Commercial Bank of China in June and entered into a foreign currency swap contract to exchange $6.0 million and $4.0 million for equivalent RMB with Shanghai Pudong Development Bank in July. The terms of three foreign currency contracts are both six months and the contract of $4.0 million with Shanghai Pudong Development Bank is three months. Ever-Glory Apparel and the banks swapped two currencies by same pre-determined exchange rate at the beginning and end of the contracts. During the period, the Company pays annual interest of 1.43% for the RMB received and receives no interest for the USD exchanged with the Bank of China and Industrial and Commercial Bank of China. The company pays annual interest of 0.98% for the RMB received and receives 0.0001% interest for the USD exchanged with Shanghai Pudong Development Bank. If the Company failed to execute the exchange at the expiration of contracts, the banks would sell the USD at the market rate then the difference in RMB will be converted into bank loan for the Company. As of December 31, 2018, the fair value of principal amounts are included in other receivable ($4.0 million plus unrealized gain) and other payables (equivalent RMB payables) in the consolidated balance sheets, and unrealized gain of $0.2 million for the year ended December 31, 2018 is recognized in the income from operations. This contract was settled in January 2019.

Forward foreign exchange contracts

At December 31, 2017, the Company had five outstanding forward foreign exchange contracts (sell EUR dollars for RMB), with total notional amount of EUR€1.68 million. The fair value of this contract at December 31, 2017 was not significant.

At December 31, 2018, the Company did not have any outstanding derivative contracts.

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

After the tax liability adjustment resulted from the reevaluation of the Company’s tax position (resulting in the company allocating substantially all of the earnings of the Samoan subsidiary to the PRC and reporting such earnings as taxable in the PRC), pre-tax income for the years ended December 31, 2018 and 2017 was taxable in the following jurisdictions:

	2018	2017
	(In thousands of U.S. Dollars)
PRC	$16,384	$17,881
BVI	18	(1)
Others	(20)	(10)
	$16,382	$17,870

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the years ended December 31, 2018 and 2017, respectively:

	2018	2017
	(In thousands of U.S. Dollars)
PRC statutory rate	25.0%	25.0%
Net operating losses for which no deferred tax assets was recognized	6.6	6.4
Other	(1.4)	1.1
Effective income tax rate	30.2%	32.5%

Income tax expense for the years ended December 31, 2018 and 2017 is as follows:

	2018	2017
	(In thousands of U.S. Dollars)
Current	$7,115	$7,177
Deferred	(2,173)	(1,372)
Income tax expense	$4,942	$5,805

The Company’s deferred tax liabilities arise from differences between US GAAP and PRC tax accounting for certain revenue and expense items, including timing of deduction of losses from allowances.

The Company has not recorded U.S. deferred income taxes on approximately $105.9 million of its non-U.S. subsidiaries’ undistributed earnings because such amounts are intended to be reinvested outside the United States indefinitely. The U.S. Tax Reform signed into law on December 22, 2017 significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, no deferred tax expense (income) relating to the Tax Act changes for the year ended December 31, 2018.

NOTE 10 EARNINGS PER SHARE

Basic and diluted earnings per share for 2018 and 2017 were calculated as follows:

	2018	2017
Weighted average number of common shares- Basic and diluted	14,796,947	14,795,992

Earnings per share - basic and diluted	$0.81	$0.84

As of December 31, 2018 and 2017, there was no securities that could potentially dilute basic EPS and would be included in the calculation of diluted EPS.

NOTE 11 STOCKHOLDERS’ EQUITY

Stock Issued to Independent Directors

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

As of December 31, 2018, New-Tailun, Tianjin La GO GO and Catch-Luck had fulfilled the 50% statutory reserve contribution requirement; therefore no further transfers are required for those entities. In 2018, Goldenway appropriated $0.33 million, Ever-Glory Apparel appropriated $0.59 million, Shanghai La GO GO appropriated $0.08 million and Jiangsu La GO GO appropriated $0.29 million to the statutory reserve.

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

Other income from Related Parties

Jiangsu Wubijia Trading Company Limited (“Wubijia”) is an entity engaged in high-grade home goods sales and is controlled by Mr. Kang. Wubijia has sold their home goods on consignment in some Company’s retail stores since the third quarter of 2014. During the years ended December 31, 2018 and 2017, the Company received $96,556 and $54,081 from the customers and paid $79,925 and $42,241 to Wubijia through the consignment, respectively. The net profit of $16,631 and $11,840 was recorded as other income during the years ended December 31, 2018 and 2017, respectively.

Nanjing Knitting Company Limited (“Nanjing Knitting”) is an entity engaged in knitted fabric products and knitting underwear sales and is controlled by Mr. Kang. Nanjing Knitting has sold their knitting underwear on consignment in some Company’s retail stores since the third quarter of 2015. During the years ended December 31, 2018 and 2017, the Company received $4,452 and $6,443 from the customers and paid $0 and $11,661 to Nanjing Knitting through the consignment, respectively. The net profit (loss) of $0 and ($5,218) was recorded as other income during the years ended December 31, 2018 and 2017.

Included in other income for the years ended December 31, 2018 and 2017 is rental income from EsC’Lav, the entity controlled by Mr. Kang under operating lease agreement with term though 2018. The rental income is $0 and $14,638 for the years ended December 31, 2018 and 2017, respectively.

Other expenses due to Related Parties

Included in other expenses for the years ended December 31, 2018 and 2017 are rental expenses due to entities controlled by Mr. Kang under operating lease agreements as follows (See details at Note 13):

	2018	2017
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$-	$47
Chuzhou Huarui	217	222
EsC’Lav	25	-
Kunshan Enjin	94	44
Total	$336	$313

The Company leases Chuzhou Huarui and Kunshan Enjin’s warehouse spaces because the locations are convenient for transportation and distribution.

Purchases from, and Sub-contracts with Related Parties

The Company purchased raw materials of $1.44 million and $1.39 million during the years ended 2018 and 2017, respectively, from Nanjing Knitting.

In addition, the Company sub-contracted certain manufacturing work to related companies totaling $25.0 million and $23.79 million for the years ended December 31, 2018 and 2017, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$14,718	$15,998
Chuzhou Huarui	6,356	4,155
Ever-Glory Cambodia	-	179
Fengyang Huarui	2,438	1,860
Nanjing Ever-Kyowa	1,566	1,577
EsC’Lav	50	20
Total	$25,128	$23,789

Accounts Payable – Related Parties

The accounts payable to related parties at December 31, 2018 and 2017 are as follows:

	2018	2017
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$1,863	1,934
Fengyang Huarui	622	459
Nanjing Ever-Kyowa	580	900
Chuzhou Huarui	888	1,152
Nanjing Knitting	171	114
Esc’elav	-	6
Jiangsu Ever-Glory	632	110
Total	$4,756	$4,675

Amounts Due From Related Parties – Current Assets

The amounts due from related parties at December 31, 2018 and 2017 are as follows:

	2018	2017
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$122	$265
EsC’eLav	70	-
Total	$192	$265

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. During 2018 and 2017, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices.  The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at cost for $1.4 million and $0.3 million during 2018 and 2017, respectively.  Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at cost for $1.1 million and $49,967 during 2018 and 2017, respectively.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon the expiration or termination of the underlying lines of credit and is to pay an annual interest at the rate of 6.0% of the amounts provided. As of December 31, 2018 and 2017, Jiangsu Ever-Glory had provided guarantees for approximately $33.4 million (RMB 230.0 million) and $49.5 million (RMB 322.0 million) of lines of credit obtained by the Company, respectively. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. As of December 31, 2018 and 2017, the value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $29.9 million (RMB 205.5 million) and $31.6 million (RMB 205.5 million), respectively. Mr. Kang has also provided a personal guarantee for $14.5 million (RMB 100.0 million) and $21.5 million (RMB 140.0 million) at the years ended of December 31, 2018 and 2017, respectively.

As of December 31, 2017, $12.8 million (RMB 83.6 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the year ended December 31, 2018, an additional $8.4 million (RMB 55.7 million) was provided to and repayment of $10.8 million (RMB 71.1 million) was received from Jiangsu Ever-Glory under the counter-guarantee agreement. As of December 31, 2018, the amount of the counter-guarantee had decreased to $9.9 million (RMB 68.2 million) (the difference represents currency exchange adjustment of ($0.5) million), which was 29.7% of the aggregate amount of lines of credit. This amount plus accrued interest of $0.5 million (2018) and $2.6 million (2017) have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. As of December 31, 2018 and 2017, the amount classified as a reduction of equity was $10.4 million and $15.4 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. From April 1, 2015, interest rate has changed to 0.41% as the bank benchmark interest rate decreased. Interest income for the years ended December 31, 2018 and 2017 was approximately $0.7 million and $0.8 million, respectively.

NOTE 13 COMMITMENTS AND CONTINGENCIES

Economic and Political Risks

The majority of the Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

Operating Lease Commitment

The Company has entered into the operating lease agreement with Chuzhou Huarui as LA GO GO’s logistics warehouse in 2018. The leased warehouse is located in Chuzhou City in Anhui Province. The lease term is one year and expires on December 31, 2018, at an annual rental of $0.2 million (RMB 1.5 million). For the years ended December 31, 2018 and 2017, the Company recognized rental expense in the amounts of approximately $216,890 and $222,000, respectively.

The Company has entered the operating lease agreement with Kunshan Enjin as LA GO GO’s Logistics warehouse since inception of the Company. The leased warehouse is located in Suzhou Kunshan. The lease term is one year and can be renewed once a year. On January 1, 2018, the Company renewed the lease which expires on December 31, 2018, at an annual rental of $43,000 (RMB 0.3 million). For the years ended December 31, 2018 and 2017, the Company recognized rental expense in the amounts of approximately $93,948 and $44,231, respectively.

The Company has entered the operating lease agreement with Shahe Village for approximately 10 Mu of land in Shahe Village, Shanghai. The term of the lease is 40 years starting from January 1, 2013, with an annual rent of $0.4 million (RMB 2.6 million) for the first 5 years. The rent will increase by $15,000 (RMB 0.1 million) every five years. For the years ended December 31, 2018 and 2017 total rental expense was $0.4 million and $0.4 million, respectively.

The Company leases retail space, warehouses and office facilities under operating leases expiring on various dates through 2018. The majority of the Company’s retail leases is for twelve-month periods and provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a lease liability in the consolidated balance sheets and the corresponding rental expense when management determines that achieving the specified levels during the fiscal year is probable. Total rental expense was $48.03 million and $51.04 million for the years ended December 31, 2018 and 2017, respectively.  Future minimum lease payments for leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

Year ending December 31, (In thousands of U.S. Dollars)
2019	409
2020	409
2021	409
2022	409
2023	423
Thereafter	13,487
$15,546

Under the new Leases guidance, the Company will record right-of-use assets and lease liabilities in the consolidated balance sheets. In 2019, the right-of-use assets and lease liabilities will approximately be $56.5 million (RMB 373.3 million) and the annual amortization expenses will be booked in consolidated statement of operations and allocating between cost of sales and operating expenses.

Legal Proceedings

There is no material pending legal proceeding to which the Company is a party.

NOTE 14 CONCENTRATIONS AND RISKS

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Based on management’s assessment of the amount of probable credit losses, if any, in existing accounts receivable, management has concluded $5.9 million and $5.5 million of doubtful accounts on December 31, 2018 and 2017. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability.

The Company had one customer represented approximately 20.9% of the total revenues for the year ended December 31, 2018 and had one customer represented approximately 13.5% of the total revenues for the year ended December 31, 2017.

For the Company’s wholesale business during 2018 and 2017, no supplier represented more than 10% of the total raw materials purchased.

For the Company’s retail business, the Company had four suppliers represented approximately 24.0%, 18.2%, 15.1% and 13.9% of the total raw materials purchased, respectively during 2018. For the Company’s retail business, the Company had six suppliers represented approximately 11.7%, 12.0%, 13.3%, 13.9%, 15.7% and 17.1% of the total raw materials purchased, respectively during 2017.

For the wholesale business, the Company relied on one manufacturer for 18.1% and 24.0% of total purchased finished goods during 2018 and 2017, respectively.

For the retail business, the Company did not rely on any single manufacturer for more than 10% of total purchased finished goods during 2018 and 2017.

The Company’s revenues for the years ended December 31, 2018 and 2017 were earned in the following geographic areas:

	2018	2017
	(In thousands of U.S. Dollars)
Mainland China	$89,269	$65,811
Hong Kong China	38,106	39,738
Germany	6,748	8,901
United Kingdom	15,460	12,417
Europe-Other	30,747	34,804
Japan	7,583	3,515
United States	30,696	25,050
Total wholesale business	218,609	190,236
Retail business	229,899	225,345
Total	$448,508	$415,581

Substantially all of the Company’s long-lived assets are located in the PRC as of December 31, 2018 and 2017.

NOTE 15 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)	Wholesale segment

(b)	Retail segment

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
December 31, 2018
Segment profit or loss:
Net revenue from external customers	$218,609	$229,899	$448,508
Income from operations	$12,071	$2,948	$15,019
Interest income	$1,330	$45	$1,375
Interest expense	$1,667	$322	$1,989
Depreciation and amortization	$1,175	$5,489	$6,664
Income tax expense	$3,337	$1,605	$4,942
Segment assets:
Additions to property, plant and equipment	$2,153	$10,029	$12,182
Total assets	$98,493	$153,778	$252,271

December 31, 2017
Segment profit or loss:
Net revenue from external customers	$190,236	$225,345	$415,581
Income from operations	$10,331	$4,418	$14,749
Interest income	$1,188	$72	$1,260
Interest expense	$1,275	$373	$1,648
Depreciation and amortization	$1,104	$5,911	$7,015
Income tax expense	$3,048	$2,757	$5,805
Segment assets:
Additions to property, plant and equipment	$759	$7,805	$8,564
Total assets	$97,026	$147,966	$244,992

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

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended December 31, 2018. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were operating effectively as of December 31, 2018.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in Internal Control—Integrated Framework. Based on the criteria described in “Internal Control—Integrated Framework”, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Remediation of Previously Identified Material Weaknesses

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

Remediation of Material Weaknesses

During the year ended December 31, 2018, we implemented the following measures to remediate the material weaknesses identified:

●

Since 2016, we have implemented a formal training plan and procured applicable training for our accounting and internal controls staff to enhance our understanding of U.S. GAAP and internal control over financial reporting; In 2018, the following training have been completed:

(1)       All staff in accounting department have completed a 24-credit training related to accounting and finance through continuing education program;

(2)       All accountants who are responsible for general ledgers have completed an additional 24-credit internal training;

(3)       All staff who work on prepare of consolidated financial statements have completed a 40-credit training on US GAAP provided by a specialized accounting education institute.

●	Our CFO was admitted to a Training Program for Advanced Accounting Professionals and completed a total of 255-credit training on accounting and finance related subjects in Nanjing University, Shanghai National Accounting Institute, Xiamen University and Sichuan University. Out of these 255 credits, 52 credits are US GAAP related courses.

●	We have been working with US GAAP financial reporting consultants to help the CFO in his review and supervision of financial statement preparation and reporting. During the year of 2018, the consultant provided approximately 120 hours’ services.

●	We have added a manager position who has master’s degree in accounting and has four years financial reporting experience. And she supervises the preparation of the financial statements and reports directly to the CFO.

As such management concluded that as of December 31, 2018, the material weaknesses identified above had been fully remediated.

Despite of the remediation of the identified weaknesses, we intend to continue implementing the following measures to maintain quality of our internal control:

●	Continue to implement the mandatory training plan for the staff of financial and accounting department and internal audit division;

●	Continue working with our external consultant in our financial reporting process:

Changes in Internal Control Over Financial Reporting

Other than described above, during the fourth quarter of the fiscal year ended December 31, 2018, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table includes the names, positions held, and ages of our current executive officers and directors as of December 31, 2018:

Name	Age	Position	Held Position Since

Edward Yihua Kang	56	Chief Executive Officer, President, and Director	2005

Jiajun Sun	46	Chief Operating Officer and Director	2005

Jason Jiansong Wang	40	Chief Financial Officer and Secretary	2010

Jianhua Wang (1)(2)(3)	52	Director	2014

Zhixue Zhang (1)(2)(3)	52	Director	2008

Merry Tang (1) (2)(3)	59	Director	2011

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

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

Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires our directors and certain of our officers, as well as persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports with the SEC. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, and all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent shareholders were complied with during the fiscal year ended December 31, 2018.

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

Meetings of the Board of Directors and Annual Meeting Attendance

Our board of directors met telephonically once in 2018 and also acted by unanimous written consents. Each member of our board of directors was present at one hundred (100%) percent or more of the board of director’s meetings held.

The Company does not have a policy with respect to Board members’ attendance at the annual meeting of stockholders.

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

Compensation Benchmarking and Peer Group

Our Board of Directors did not rely on any consultants or utilize any peer company comparisons or benchmarking in 2018 in setting executive compensation. However, our management has considered competitive market practices by reviewing publicly available information relating to compensation of executive officers at other comparable companies in the apparel industry in China in making its recommendations to our Board of Directors regarding our executives’ compensation for fiscal year 2018. As our company evolves, we expect to take steps, including the utilization of peer company comparisons and/or hiring of compensation consultants, to ensure that the Board has a comprehensive picture of the compensation paid to our executives and with a goal toward total direct compensation for our executives that are on a par with the median total direct compensation paid to executives in peer companies if annually established target levels of performance at the company and business segment level are achieved.

Elements of Compensation

Presently, we compensate our executives with a base salary and annual a cash performance-based bonus. We do not pay any compensation to our executive officers in the form of discretionary long-term incentive plan awards or perquisites and other compensation, although our Board of Directors may recommend and institute such forms of compensation in the future.

Base Salaries

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of our employees, including our named executive officers. All of our named executive officers, including our Chief Executive Officer, are subject to employment agreements, and accordingly each of their compensation has been determined as set forth in their respective agreement. When establishing base salaries since 2009, subject to the provisions of each person’s employment agreement, our Board and management considered a number of factors, including the seniority of the individual, the functional role of the position, the level of the individual’s responsibility, the ability to replace the individual, the base salary of the individual at their prior employment and the number of well qualified candidates to assume the individual’s role.

Long-Term Incentive Plan Awards

We currently have a 2014 equity incentive plan pursuant to which 1,500,000 shares were authorized. No stock awards or stock option grants were made to any of the named executive officers during the fiscal year ended December 31, 2018. No stock options were held by the named executive officers as of December 31, 2018.

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

Summary Compensation Table for Fiscal Year 2018, 2017 and 2016

The following table sets forth information for the fiscal year ended December 31, 2018, 2017 and 2016 concerning the compensation paid and awarded to all individuals serving as (a) our Chief Executive Officer and Chief Financial Officer (b) the three most highly compensated Executive Officers (other than our Chief Executive Officer and Chief Financial Officer) of ours and our subsidiaries at the end of our fiscal year ended December 31, 2018, 2017, and 2016 whose total compensation exceeded $100,000 for these periods, and (c) two additional individuals for whom disclosure would have been provided pursuant to (b) except that they were not serving as executive officers at the end of our fiscal year ended December 31, 2018. These individuals may be collectively referred to in this report as our “Named Executive Officers.”

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kang Yihua	2018	181,543	107,884						289,427
Chairman of the Board, Chief	2017	171,624	-						171,624
Executive Officer and President	2016	184,193	-						184,193

Jiansong Wang	2018	20,363	20,878						41,241
Chief Financial Officer	2017	18,559	7,770						26,329
	2016	19,866	6,697						26,563

(1)	All compensation is paid in Chinese RMB. For reporting purposes, the amounts in the table above have been converted to U.S. Dollars at the conversion rate of 6.61, 6.76 and 6.64 for 2018, 2017 and 2016, respectively. The officers listed in this table received no other form of compensation in the years shown, other than the salary set forth in this table.

Other Compensation

Other than as described above, there were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the executive officers during the year ended December 31, 2018. We do not have any retirement, pension, or profit-sharing programs for the benefit of our directors, officers or other employees. The Board of Directors may recommend adoption of one or more such programs in the future.

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

Although the Company does not have a written employment agreement with Jiansong Wang, he will be compensated approximately US$41,000 (RMB 270,000) per year for his services as the Chief Financial Officer and Secretary, which was based on the Board of Directors and the Compensation Committee’s review of the overall performance of the Company and the relative contribution of Mr. Wang.

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

Director Compensation for Fiscal 2018

The following table reflects all compensation awarded to, earned by or paid to our directors for the fiscal year ended December 31, 2018. Directors who are also officers do not receive any additional compensation for their services as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (1)
Kang Yihua	289,427	—	—	—	—	—	289,427
Sun Jia Jun	216,339	—	—	—	—	—	216,339
Jianhua Wang	—	5,000	—	—	—	—	5,000
Zhixue Zhang	—	5,000	—	—	—	—	5,000
Merry Tang	34,000	—	—	—	—	—	34,000

(1)	All cash compensation was paid in RMB except the cash compensation paid to Ms. Tang. The amounts in the foregoing table have been converted into U.S. Dollar at the conversion rate of 6.61 RMB to the dollar.

Service Description	Amount (in U.S. dollars)

Base Compensation	$3,000
Audit Committee Member	$1,000
Compensation Committee Member	$1,000
Audit Committee Chairman	$3,000
Audit Committee Financial Expert	$26,000

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

Outstanding Equity Awards at Fiscal Year-End

None of our executive officers was granted or otherwise received any option, stock or equity incentive plan awards during 2018 and there were no outstanding unexercised options previously awarded to our officers and directors, at the fiscal year end, December 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 18, 2019, for each of the following persons:

●	each of our directors and each of the named executive officers in the “Management” section of this Annual Report;

●	all directors and named executive officers as a group; and

●	each person who is known by us to own beneficially five percent or more of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Ever-Glory International Group, Inc. The percentage of class beneficially owned set forth below is based on 14,800,140 shares of our common stock outstanding on March 19, 2019.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock (1)	Percent of Class

Executive Officers and Directors
Yi Hua Kang	4,977,115	33.63%
Jia Jun Sun	174,800	1.18%
Jason Jiansong Wang	-	-
Merry Tang	10,399	*
Zhixue Zhang	22,346	*
Jianhua Wang	7,826	*
All Executive Officers and Directors as a Group (six persons)	5,192,486	35.08%
5% Holders
Ever-Glory Enterprises (H.K.) Ltd. (2)	5,623,098	37.99%
Huake Kang (2)	5,623,098	37.99%

*	less than 1%

(1)	The percentage of shares beneficially owned is based on 14,800,140 shares of common stock outstanding as of March 19, 2019. Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment and dispositive power of the shares.

(2)	Huake Kang is the sole director and majority shareholder of Ever-Glory Enterprises (H.K.) Ltd. and, as such, may be deemed to be the beneficial owner of the 5,623,098 shares held by Ever-Glory Enterprises (H.K.) Ltd. Huake Kang is the son of Yi Hua Kang.

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

Other income from Related Parties

Jiangsu Wubijia Trading Company Limited (“Wubijia”) is an entity engaged in high-grade home goods sales and is controlled by Mr. Kang. Wubijia has sold their home goods on consignment in some Company’s retail stores since the third quarter of 2014. During the years ended December 31, 2018 and 2017, the Company received $96,556 and $54,081 from the customers and paid $79,925 and $42,241 to Wubijia through the consignment, respectively. The net profit of $16,631 and $11,840 was recorded as other income during the years ended December 31, 2018 and 2017, respectively.

Nanjing Knitting Company Limited (“Nanjing Knitting”) is an entity engaged in knitted fabric products and knitting underwear sales and is controlled by Mr. Kang. Nanjing Knitting has sold their knitting underwear on consignment in some Company’s retail stores since the third quarter of 2015. During the years ended December 31, 2018 and 2017, the Company received $4,452 and $6,443 from the customers and paid $0 and $11,661 to Nanjing Knitting through the consignment, respectively. The net profit (loss) of $0 and ($5,218) was recorded as other income during the years ended December 31, 2018 and 2017.

Included in other income for the years ended December 31, 2018 and 2017 is rental income from EsC’Lav, the entity controlled by Mr. Kang under operating lease agreement with term though 2018. The rental income is $0 and $14,638 for the years ended December 31, 2018 and 2017, respectively.

Other expenses due to Related Parties

Included in other expenses for the years ended December 31, 2018 and 2017 are rental expenses due to entities controlled by Mr. Kang under operating lease agreements as follows (See details at Note 13):

	2018	2017
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$-	$47
Chuzhou Huarui	217	222
EsC’Lav	25	-
Kunshan Enjin	94	44
Total	$336	$313

The Company leases Chuzhou Huarui and Kunshan Enjin’s warehouse spaces because the locations are convenient for transportation and distribution.

Purchases from, and Sub-contracts with Related Parties

The Company purchased raw materials of $1.44 million and $1.39 million during the years ended 2018 and 2017, respectively, from Nanjing Knitting.

In addition, the Company sub-contracted certain manufacturing work to related companies totaling $25.1 million and $23.8 million for the years ended December 31, 2018 and 2017, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$14,718	$15,998
Chuzhou Huarui	6,356	4,155
Ever-Glory Cambodia	-	179
Fengyang Huarui	2,438	1,860
Nanjing Ever-Kyowa	1,566	1,577
EsC’Lav	50	20
Total	$25,128	$23,789

Accounts Payable – Related Parties

The accounts payable to related parties at December 31, 2018 and 2017 are as follows:

	2018	2017
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$1,863	1,934
Fengyang Huarui	622	459
Nanjing Ever-Kyowa	580	900
Chuzhou Huarui	888	1,152
Nanjing Knitting	171	114
Esc’elav	-	6
Jiangsu Ever-Glory	632	110
Total	$4,756	$4,675

Amounts Due From Related Parties – Current Assets

The amounts due from related parties at December 31, 2018 and 2017 are as follows:

	2018	2017
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$122	$265
EsC’eLav	70	-
Total	$192	$265

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. During 2018 and 2017, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices.  The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at cost for $1.4 million and $0.3 million during 2018 and 2017, respectively.  Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at cost for $1.1 million and $49,967 during 2018 and 2017, respectively.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon the expiration or termination of the underlying lines of credit and is to pay an annual interest at the rate of 6.0% of the amounts provided. As of December 31, 2018 and 2017, Jiangsu Ever-Glory had provided guarantees for approximately $33.4 million (RMB 230.0 million) and $49.5 million (RMB 322.0 million) of lines of credit obtained by the Company, respectively. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. As of December 31, 2018 and 2017, the value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $29.9 million (RMB 205.5 million) and $31.6 million (RMB 205.5 million), respectively. Mr. Kang has also provided a personal guarantee for $14.5 million (RMB 100.0 million) and $21.5 million (RMB 140.0 million) at the years ended of December 31, 2018 and 2017, respectively.

As of December 31, 2017, $12.8 million (RMB 83.6 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the year ended December 31, 2018, an additional $8.4 million (RMB 55.7 million) was provided to and repayment of $10.8 million (RMB 71.1 million) was received from Jiangsu Ever-Glory under the counter-guarantee agreement. As of December 31, 2018, the amount of the counter-guarantee had decreased to $9.9 million (RMB 68.2 million) (the difference represents currency exchange adjustment of ($0.5) million), which was 29.7% of the aggregate amount of lines of credit. This amount plus accrued interest of $0.5 million (2018) and $2.6 million (2017) have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. As of December 31, 2018 and 2017, the amount classified as a reduction of equity was $10.4 million and $15.4 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. From April 1, 2015, interest rate has changed to 0.41% as the bank benchmark interest rate decreased. Interest income for the years ended December 31, 2018 and 2017 was approximately $0.7 million and $0.8 million, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On December 2018 the Audit Committee engaged BF Borgers CPA PC as our independent auditor.

Fees for audit services include fees associated with the annual audit and the review of documents filed with the SEC including quarterly reports on Form 10-Q and the Annual Report on Form 10-K. Tax fees included tax compliance, tax advices and tax planning work.

	2018	2017
	(In thousands of U.S. Dollars)
Audit fees	$335	$332
Tax fees	$9	$8

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULE

(1)	Financial Statements

The consolidated financial statements of Ever-Glory International Group, Inc. are included in Part II, Item 8 of this Report.

(2)	Financial Statement Schedules

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

* Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2019.

Ever-Glory International Group, Inc.,

By	/s/ Edward Yihua Kang
Edward Yihua Kang,
Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jia Jun Sun	Chief Operating Officer and Director	March 29, 2019
Jia Jun Sun

/s/ Jiansong Wang	Chief Financial Officer	March 29, 2019
Jiansong Wang	(Principal Financial and Accounting Officer)

/s/ Jianhua Wang	Director	March 29, 2019
Jianhua Wang

/s/ Zhixue Zhang	Director	March 29, 2019
Zhixue Zhang

/s/ Merry Tang	Director	March 29, 2019
Merry Tang