Form 10-Q
period 2019-03-31
Ever-Glory International Group, Inc.
filed 2019-05-14
CIK 943184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

86-25-5209-6831

 (Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	EVK	NASDAQ Global Market

As of May 13, 2019, 14,800,140 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

EVER-GLORY INTERNATIONAL GROUP, INC.

FORM 10-Q

INDEX

		Page Number

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 (unaudited)	1

	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income for the Three Months Ended March 31, 2019 and 2018 (unaudited)	2

	Condensed Consolidated Statements of Equity for The Three Months Ended March 31, 2019 and 2018 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018 (unaudited)	4

	Notes to the Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosure

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES		29

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

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

AS OF MARCH 31, 2019 AND DECEMBER 31, 2018 (UNAUDITED)

	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$57,876	$47,012
Accounts receivable, net	57,595	86,527
Inventories	55,035	65,929
Advances on inventory purchases	6,087	6,420
Value added tax receivable	1,229	2,580
Other receivables and prepaid expenses	6,365	10,204
Amounts due from related parties	75	192
Total Current Assets	184,262	218,864

NONCURRENT ASSETS
Intangible assets, net	5,046	4,962
Property and equipment, net	29,135	28,445
Operating lease right-of-use assets	64,549	-
Total Non-Current Assets	98,730	33,407
TOTAL ASSETS	$282,992	$252,271

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank loans	$28,839	$29,497
Accounts payable	51,470	78,412
Accounts payable and other payables – related parties	4,040	4,756
Other payables and accrued liabilities	13,769	21,958
Value added and other taxes payable	1,305	2,569
Income tax payable	862	1,569
Current operating lease liabilities	55,434	-
Total Current Liabilities	155,719	138,761

NONCURRENT LIABILITIES
Deferred tax liabilities	330	354
Non-current operating lease liabilities	9,127	-
TOTAL LIABILITIES	165,176	139,115

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Stockholders’ equity:
Preferred stock ($0.001 par value, authorized 5,000,000 shares, no shares issued and outstanding)	-	-
Common stock ($0.001 par value, authorized 50,000,000 shares, 14,800,140 and 14,798,198 shares issued and outstanding As of March 31, 2019 and December 31, 2018, respectively)	15	15
Additional paid-in capital	3,635	3,627
Retained earnings	105,393	105,914
Statutory reserve	19,083	19,083
Accumulated other comprehensive income	394	(3,578)
Amounts due from related party	(9,253)	(10,354)
Total equity attributable to stockholders of the Company	119,267	114,707
Noncontrolling interest	(1,451)	(1,551)
Total Equity	117,816	113,156
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$282,992	$252,271

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES CONDENSED

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

	2019	2018

SALES	$87,956	$92,785

COST OF SALES	58,598	61,440

GROSS PROFIT	29,358	31,345

OPERATING EXPENSES
Selling expenses	21,008	22,225
General and administrative expenses	7,529	7,674
Total operating expenses	28,537	29,899

INCOME FROM OPERATIONS	821	1,446

OTHER INCOME (EXPENSE)
Interest income	207	326
Interest expense	(363)	(564)
Other income (expenses)	(295)	136
Total other expenses	(451)	(102)

INCOME BEFORE INCOME TAX EXPENSE	370	1,344

INCOME TAX EXPENSE	(825)	(757)

NET INCOME(LOSS)	(455)	587
Net income(loss) attributable to the non-controlling interest	(66)	228
NET INCOME(LOSS) ATTRIBUTABLE TO THE COMPANY	$(521)	$815

NET INCOME(LOSS)	$(455)	$587
Foreign currency translation gain	3,972	4,023
COMPREHENSIVE INCOME	$3,517	$4,610

Comprehensive loss attributable to the noncontrolling interest	100	270

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$3,617	$4,880
EARNINGS(LOSS) PER SHARE:
Basic and diluted	$(0.04)	$0.06
Weighted average number of shares outstanding Basic and diluted	14,800,140	14,795,992

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE THREE MONTHS ENDED March 31, 2019 AND 2018 (Unaudited)

			Additional	Retained Earnings		Accumulated other	Amounts due from	Total equity attributable to stockholders	Non-
	Common Stock		paid-in		Statutory	Comprehensive	related	of the	controlling	Total
	Shares	Amount	capital	Unrestricted	reserve	income	party	Company	Interest	equity
Balance at January 1, 2019	14,798,198	$15	$3,627	$105,914	$19,083	$(3,578)	$(10,354)	$114,707	(1,551)	$113,156

Stock issued for compensation	1,942	0.004	8	-	-	-	-	8		8
Net income (loss)	-	-	-	(521)	-	-	-	(521)	66	(455)
Net cash paid to related party under counter guarantee agreement	-	-	-	-	-	-	1,101	1,101	-	1,101
Foreign currency translation loss						3,972	-	3,972	34	4,006
Balance at March 31, 2019	14,800,140	$15	$3,635	$105,393	$19,083	$394	$(9,253)	$119,267	(1,451)	$117,816

			Additional	Retained Earnings		Accumulated other	Amounts due from	Total equity attributable to stockholders	Non-
	Common Stock		paid-in		Statutory	Comprehensive	related	of the	controlling	Total
	Shares	Amount	capital	Unrestricted	reserve	income	party	Company	Interest	equity
Balance at January 1, 2018	14,795,992	$15	$3,620	$95,195	$17,794	$2,585	$(15,449)	$103,760	(1,062)	$102,698

Net income (loss)	-	-	-	815	-	-	-	815	(228)	587
Net cash paid to related party under counter guarantee agreement	-	-	-	-	-	-	(8,480)	(8,480)	-	(8,480)
Foreign currency translation loss						4,023	-	4,023	(94)	3,929
Balance at March 31, 2018	14,795,992	$15	$3,620	$96,010	$17,794	$6,608	$(23,929)	$100,118	(1,384)	$98,734

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(455)	$587
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,225	2,537
Loss from sale of property and equipment	52	4
Provision for obsolete inventories	1,824	1,626
Deferred income tax	(145)	(234)
Stock-based compensation	8	-
Changes in operating assets and liabilities
Accounts receivable	31,027	28,466
Inventories	10,557	(129)
Value added tax receivable	1,406	1,895
Other receivables and prepaid expenses	3,975	832
Advances on inventory purchases	490	(1,175)
Amounts due from related parties	103	(165)
Accounts payable	(26,505)	(17,944)
Accounts payable and other payables- related parties	(741)	(653)
Other payables and accrued liabilities	(9,565)	(5,182)
Value added and other taxes payable	(2,788)	(1,988)
Income tax payable	(327)	(670)
Net cash provided by operating activities	11,141	7,807

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,131)	(2,552)
Net cash used in investing activities	(2,131)	(2,552)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	6,029	17,346
Repayment of bank loans	(7,408)	(14,780)
Repayment of loans from related party	3,488	-
Advances to related party	(2,163)	(7,692)
Net cash used in financing activities	(54)	(5,126)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,908	2,172

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,864	2,301

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	47,012	62,876

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$57,876	$65,177

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$363	$564
Income taxes	$126	$1,938

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

In March 2019, the Company incorporated Haian Tai Xin Garments Trading Company Limited (“Haian Tai Xin”) and it is the Company’s wholly-owned PRC subsidiaries. Haian Tai Xin is engaged in the business of garments manufacturing.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of March 31, 2019, the condensed consolidated statements of income (loss) and comprehensive income, condensed consolidated statements of equity, and cash flows for the three months ended March 31, 2019 and 2018. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements.

Wholesale revenues are generally higher in the third and fourth fiscal quarters, while retail revenues are generally higher in the first and fourth fiscal quarters. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Derivatives financial instruments

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

Accounts Receivable, net

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history of its customers and current relationships with them. The Company writes off accounts receivable when amounts are deemed uncollectible. There was no bad debt expense for the three months period ended March 31, 2019 and 2018.

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

At March 31, 2019 and 2018, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions that management considers to be of a high quality.

Management has estimated that the carrying amounts of non-related party financial instruments approximate their fair values due to their short-term maturities. The fair value of amounts due from (to) related parties is not practicable to estimate due to the related party nature of the underlying transactions.

During 2018, the Company had entered into four foreign currency swap contracts with three banks. These contracts were expired and there is no derivative asset or liability as of March 31, 2019. The fair value of foreign currency swap contracts is determined by the variation of measurement date foreign exchange market rates and contract closing date predetermined foreign exchange rates.

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

Foreign Currency Translation and Other Comprehensive Income

The reporting currency of the Company is the U.S. dollar. The functional currency of Ever-Glory, Perfect Dream, Ever-Glory HK and Ever-Glory Supply Chain is the U.S. dollar. The functional currency of Goldenway, New Tailun, Catch-luck, Ever-Glory Apparel, Shanghai LA GO GO, Jiangsu LA GO GO, Tianjin LA GO GO, Shanghai Yiduo, Ya Lan, He Meida, Huirui, Taixin and Haian Taixin is the Chinese RMB.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, a new standard on accounting for leases. Effective January 1, 2019, we adopted this standard. The ASU introduces a right-of-use (“ROU”) model that requires a lease to record an ROU asset and lease liability on the balance sheet for all leases with terms longer than twelve months, as well as disclose key information regarding leasing arrangements. Adoption of this standard resulted in the recognition of right-of-use assets of $64.5 million and operating lease liabilities of $64.5 million. As of March 31, 2019, the adoption of this standard did not have a material impact on the Company’s operating results or cash flows.

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which modifies the measurement of expected credit losses of certain financial instruments. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2019. The Company is currently assessing the impact of this ASU on its condensed consolidated financial statements.

In October 2018, the FASB issued ASU No. 2018-17 “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities” which could be improved in the following areas: 1. Applying the variable interest entity (VIE) guidance to private companies under common control. 2. Considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The Company is currently assessing the impact of this ASU on its condensed consolidated financial statements.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s condensed consolidated financial statements.

NOTE 3 INVENTORIES

Inventories at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
	(In thousands of U.S. Dollars)
Raw materials	$6,878	$6,805
Work-in-progress	7,351	3,308
Finished goods	40,806	55,816
Total inventories	$55,035	$65,929

NOTE 4 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short term bank loans consisted of the following as of March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Bank	(In thousands of U.S. Dollars)
Industrial and Commercial Bank of China	$14,900	$14,540
Nanjing Bank	3,725	5,089
China Minsheng Bank	2,980	2,908
Bank of Communications	2,965	2,893
Shanghai Pudong Development Bank	2,678	2,613
China Everbright Bank	1,490	1,454
HSBC	101	-
	$28,839	$29,497

In December 2016, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $8.9 million (RMB60.0 million). These loans are collateralized by the Company’s property and equipment. As of March 31, 2019, Goldenway had borrowed $3.0 million (RMB 20.0 million) under this line of credit with an annual interest rate of 3.92% and due on November 2019. As of March 31, 2019, approximately $5.9 million was unused and available under this line of credit.

In November 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $14.9 million (RMB100.0 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of March 31, 2019, Ever-Glory Apparel had borrowed $11.8 million (RMB 80.0 million) under this line of credit with annual interest rates ranging from 4.57% to 4.70% and due on July 2019. As of March 31, 2019, approximately $3.0 million was unused and available under this line of credit.

In August 2018, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.5 million (RMB50.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of March 31, 2019, approximately $7.5 million was unused and available under this line of credit.

In August 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $8.9 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of March 31, 2019, Ever-Glory Apparel had borrowed $1.5 million (RMB10.0 million) from Nanjing Bank with an annual interest rates 4.41% and due on September 2019. As of March 31, 2019, approximately $7.4 million was unused and available under this line of credit.

In May 2018, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.0 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of March 31, 2019, LA GO GO had borrowed $2.2 million (RMB15.0 million) under this line of credit with an annual interest rate of 5.22% and due in June 2019. As of March 31, 2019, approximately $0.8 million was unused and available under this line of credit.

In June 2018, LA GO GO entered into a line of credit agreement for approximately $3.0 million (RMB20.0 million) with China Minsheng Bank and guaranteed by Ever-Glory Apparel and Mr. Kang. As of March 31, 2019, LA GO GO had borrowed $3.0 million (RMB20.0 million) from China Minsheng Bank with an annual interest rate of 4.79% and due in June 2019.

In November 2018, LA GO GO entered into a line of credit agreement for approximately $3.0 million (RMB20.0 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Jiangsu LAGOGO. As of March 31, 2019, LA GO GO had borrowed $3.0 million (RMB20.0 million) from the Bank of Communications with an annual interest rate 4.57% and due on variable dates from November 2019 to January 2020.

In July 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $3.0 million (RMB20.0 million) with the Shanghai Pudong Development Bank and guaranteed by Goldenway. As of March 31, 2019, Ever-Glory Apparel had borrowed $2.7 million (RMB18.0 million) from the Shanghai Pudong Development Bank with an annual interest rate 4.57% and due on date November 2019. As of March 31, 2019, approximately $0.3 million was unused and available under this line of credit.

In March 2019, Ever-Glory Apparel entered into a line of credit agreement for approximately $7.2 million (RMB48.0 million) with China Everbright Bank and guaranteed by Goldenway and Mr. Kang. These loans are also collateralized by Jiangsu Ever-Glory’s property. As of March 31, 2019, Ever-Glory Apparel had borrowed $1.5 million (RMB10.0 million) from China Everbright Bank with an annual interest rate 4.57% and due on date April 2019. As of March 31, 2019, approximately $5.7 million was unused and available under this line of credit.

In March 2019, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $2.5 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of March 2019, Ever-Glory Apparel had collateralized by approximately $0.1 million of accounts receivable from our wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of March 31, 2019, approximately $2.4 million was unused and available under this line of credit.

All loans have been repaid before or at maturity date.

Total interest expense on bank loans amounted to $0.4 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively.

NOTE 5 LEASES

The adoption of the new lease guidance did not have a material impact on the Company’s results of operations or liquidity, but resulted in the recognition of operating lease liabilities and operating lease right-of-use assets on its balance sheets. Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The company has leases for land-use-rights, warehouses and logistics centers, flagship stores, and stores within shopping malls in the PRC, which are classified as operating leases. The leases include fixed and variable payments according to the sales generated from flagship stores and those stores with shopping malls. Options to extend or renew are recognized as part of the lease liabilities and recognized as right of use assets. There are no residual value guarantees and no restrictions or covenants imposed by the leases. In the three months ended March 31, 2019, the costs of the leases recognized in cost of revenues and general administrative expenses are $12.9 and $0.2 million, respectively. Cash paid for the operating leases including in the operating cash flows was $13.1 million. As of March 31, 2019, The Company has $64.5 million of right-of-use assets, $55.4 million in current operating lease liabilities and $9.1 million in non-current operating lease liabilities as of March 31, 2019.

Significant assumptions and judgments made as part of the adoption of this new lease standard include determining (i) whether a contract contains a lease, (ii) whether a contract involves an identified asset, and (iii) which party to the contract directs the use of the asset. The discount rates used to calculate the present value of lease payments were determined based on hypothetical borrowing rates available to Registrant over terms similar to the lease terms.

NOTE 6 INCOME TAX

The Company’s operating subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (“the Income Tax Laws”).

All PRC subsidiaries, except for He Meida, are subject to income tax at the 25% statutory rate.

He Meida incorporated in Xizang (Tibet) Autonomous Region is subject to income tax at 15% statutory rate. The local government has implemented an income tax reduction from 15% to 9% valid through December 31, 2019.

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

After the tax liability adjustment resulted from the reevaluation of the Company’s tax position (resulting in the company allocating substantially all of the earnings of the Samoan subsidiary to the PRC and reporting such earnings as taxable in the PRC), pre-tax income for the three months ended March 31, 2019 and 2018 was taxable in the following jurisdictions:

	2019	2018
	(In thousands of U.S. Dollars)
PRC	$389	$1,349
BVI	(2)	(3)
Others	(5)	(2)
	$382	$1,344

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three months ended March 31, 2019 and 2018:

	2019	2018
PRC statutory rate	25.0%	25.0%
Net operating losses for which no deferred tax assets was recognized	198	31.3
Effective income tax rate	223.0%	56.3%

Income tax expense for the three months ended March 31, 2019 and 2018 is as follows:

	2019	2018
	(In thousands of U.S. Dollars)
Current	$495	$925
Deferred	330	(168)
Income tax expense	$825	$757

The Company’s deferred tax liabilities arise from differences between US GAAP and PRC tax accounting for certain revenue and expense items, including timing of deduction of losses from allowances.

The Company has not recorded U.S. deferred income taxes on approximately $105.0 million of its non-U.S. subsidiaries’ undistributed earnings because such amounts are intended to be reinvested outside the United States indefinitely. The U.S. Tax Reform signed into law on December 22, 2017 significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, no deferred tax expense (income) relating to the Tax Act changes for the three months ended March 31, 2019.

NOTE 7 EARNINGS PER SHARE

The following demonstrates the calculation for earnings per share for the three months ended March 31, 2019 and 2018:

	2019	2018
Weighted average number of common shares- Basic and diluted	14,800,140	14,795,992

Earnings (loss) per share - basic and diluted	$(0.04)	$0.06

NOTE 8 STOCKHOLDERS’ EQUITY

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

On January 31, 2019, the Company issued 1,942 shares of Company’s common stock to two of the Company’s independent directors as compensation for their services rendered during the third and fourth quarter of 2018. The shares issued in 2019 were valued at $3.8 per share, which was the average market price of the common stock for the five days before the grant date.

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

Other income from Related Parties

JiangsuWubijia Trading Company Limited (“Wubijia”) is an entity engaged in high-grade home goods sales and is controlled by Mr. Kang. Wubijia has sold their home goods on consignment in certain Company’s retail stores since the third quarter of 2014. During the three months ended March 31, 2019 and 2018, the Company received $31,479 and $33,622 from the customers and paid $25,838 and $19,188 to Wubijia through the consignment, respectively. The net profit of $5,641 and $14,435 was recorded as other income during the three months ended March 31, 2019 and 2018, respectively.

Other expenses due to Related Parties

Included in other expenses for the three months ended March 31, 2019 and 2018 are rent costs due to entities controlled by Mr. Kang under operating lease agreements as follows:

	2019	2018
	(In thousands of U.S. Dollars)
Chuzhou Huarui	53	58
Kunshan Enjin	22	13
Total	$75	$71

The Company leases Chuzhou Huarui and Kunshan Enjin’s warehouse spaces because the locations are convenient for transportation and distribution.

Purchases from and Sub-contracts with Related Parties

The Company purchased raw materials from Nanjing Knitting totaling $0.20 million and $0.33 million during the three months ended March 31, 2019 and 2018, respectively.

In addition, the Company sub-contracted certain manufacturing work to related companies totaling $5.1 million and $3.7 million for the three months ended March 31, 2019 and 2018, respectively. The Company provided raw materials to the sub-contractors and charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the three months ended March 31, 2019 and 2018 are as follows:

	2019	2018
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$2,579	$1,914
Chuzhou Huarui	1,507	867
Fengyang Huarui	106	484
Nanjing Ever-Kyowa	347	349
EsC’eLav	88	-
Jiangsu Ever-Glory	425	45
Total	$5,052	$3,659

Accounts Payable – Related Parties

The accounts payable to related parties at March 31, 2019 and December 31, 2018 are as follows:

	2019	2018
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$1,519	1,863
Fengyang Huarui	223	622
Nanjing Ever-Kyowa	593	580
Chuzhou Huarui	671	888
Nanjing Knitting	144	171
Jiangsu Ever-Glory	890	632
Total	$4,040	$4,756

Amounts Due From Related Parties-current assets

The amounts due from related parties at March 31, 2019 and December 31, 2018 are as follows:

	2019	2018
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$63	$122
Esc’elav	12	70
Total	$75	$192

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. During three months ended March 31, 2019 and 2018, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices.  The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at cost for $0 and $0.3 million during the three month period ended March 31, 2019 and 2018, respectively.  Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at cost for $424,675 and $22,235 during the three months ended March 31, 2019 and 2018, respectively.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of March 31, 2019 and December 31, 2018, Jiangsu Ever-Glory has provided guarantees for approximately $41.4 million (RMB 278 million) and $33.4 million (RMB 230.0 million) of lines of credit obtained by the Company, respectively. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $30.6 million (RMB 205.5 million) and $29.9 million (RMB 205.5 million) as of March 31, 2019 and December 31, 2018, respectively. Mr. Kang has also provided a personal guarantee for $24.6 million (RMB 164.8 million) and $14.5 million (RMB 100.0 million) as of March 31, 2019 and December 31, 2018, respectively.

At December 31, 2018, $9.9 million (RMB 68.2 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the three months ended March 31, 2019, an additional $2.1 million (RMB 14.0 million) was provided to and repayment of $3.5 million (RMB23.5 million) was received from Jiangsu Ever-Glory under the counter-guarantee. As of March 31, 2019, the amount of the counter-guarantee was $8.7 million (RMB 58.7 million) (the difference represents currency exchange adjustment of $0.2 million), which was 21.1% of the aggregate amount of lines of credit. This amount plus accrued interest of $0.5 million have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. At March 31, 2019 and December 31, 2018, the amount classified as a reduction of equity was $9.3 million and $10.4 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. Since April 1, 2015, interest rate has changed to 0.41% as the bank benchmark interest rate decreased. Since January 1, 2019, interest rate has changed to 0.3625% as the bank benchmark interest rate decreased. Interest income for the three months ended March 31, 2019 and 2018 was approximately $0.1 million and $0.2 million, respectively.

NOTE 10 CONCENTRATIONS AND RISKS

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Based on management’s assessment of the amount of probable credit losses, if any, in existing accounts receivable, the allowance for doubtful accounts at March 31, 2019 and December 31, 2018 was $4.5 million and $5.9 million, respectively. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability.

For the three-month period ended March 31, 2019, the Company had two wholesale customers that represented approximately 26% and 11% of the Company’s revenues. For the three-month period ended March 31, 2018, the Company had one wholesale customer that represented approximately 18% of the Company’s revenues.

For the wholesale business, the Company did not rely on any raw material supplier that represented more than 10% of the total raw material purchases during the three months ended March 31, 2019 and 2018.

For the retail business, the Company relied on three raw material suppliers that represented approximately 36%, 35% and 23% of raw material purchases during the three months ended March 31, 2019.

For the retail business, the Company relied on two raw material suppliers that represented approximately 30% and 23% of raw material purchases during the three months ended March 31, 2018.

For the wholesale business, during the three months ended March 31, 2019, the Company relied on two manufacturers that represented 11% and 10% of finished goods purchases, and during the three months ended March 31, 2018, the Company relied on one manufacturer that represented 14% of finished goods purchases.

For the retail business, the Company did not rely on any supplier that represented more than 10% of the total finished goods purchases during the three months ended March 31, 2019 and 2018.

The Company’s revenues for the three months ended March 31, 2019 and 2018 were earned in the following geographic areas:

	2019	2018
	(In thousands of U.S. Dollars)
Mainland China	$10,754	$4,211
Hong Kong China	1,253	5,138
Germany	850	1,866
United Kingdom	800	2,218
Europe-Other	5,229	4,453
Japan	4,938	2,436
United States	4,278	4,934
Total wholesale business	28,102	25,256
Retail business	59,854	67,529
Total	$87,956	$92,785

NOTE 11 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)  Wholesale segment

(b)  Retail segment

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
As of and for the period ended March 31, 2019
Segment profit or loss:
Net revenue from external customers	$28,102	59,854	87,956
Income from operations	$769	52	821
Interest income	$199	8	207
Interest expense	$262	101	363
Depreciation and amortization	$290	1,935	2,225
Income tax expense	$219	606	825
Segment assets:
Additions to property, plant and equipment	367	1,764	2,131
Total assets	78,419	204,573	282,992

As of and for the period ended March 31, 2018
Segment profit or loss:
Net revenue from external customers	$25,256	67,529	92,785
Income from operations	$1,096	350	1,446
Interest income	$309	17	326
Interest expense	$490	74	564
Depreciation and amortization	$305	2,232	2,537
Income tax expense	$234	523	757
Segment assets:
Additions to property, plant and equipment	482	2,070	2,552
Total assets	86,526	134,988	221,514

NOTE 12 SUBSEQUENT EVENTS

As of May 14, 2019, there is no material subsequent event to be disclosed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2019 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Wholesale Business

We conduct our original design manufacturing (“ODM”) operations through seven wholly owned subsidiaries which are located in the Nanjing Jiangning Economic and Technological Development Zone and Shang Fang Town in the Jiangning District in Nanjing, Jiangsu province, China, Chuzhou, Anhui province, China and Samoa: Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”), Goldenway Nanjing Garments Company Limited (“Goldenway”), Nanjing New-Tailun Garments Company Limited (“New Tailun”), Nanjing Catch-Luck Garments Co., Ltd. (“Catch-Luck”), Chuzhou Huirui Garments Co., Ltd. (“Huirui), Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”), Haian Tai Xin Garments Trading Company Limited (“Haian Tai Xin”), Ever-Glory Supply Chain Service Co., Limited (“Ever-Glory Supply Chain”) and Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”).

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

Retail Business

The business objectives for our retail segment are to establish leading brands of women’s apparel and to build a nationwide retail network in China. As of March 31, 2019, we had 1,315 stores (including store-in-stores), including 12 stores were opened and 78 stores were closed in first quarter of 2019. We expect to open additional 150 to 200 stores in 2019.

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

Estimates and Assumptions

In preparing our condensed consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates include the assumptions used to value tax liabilities, derivative financial instruments, the estimates of the allowance for deferred tax assets, and the accounts receivable allowance, and impairment of long-lived assets and inventory reservation.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, a new standard on accounting for leases. Effective January 1, 2019, we adopted this standard. The ASU introduces a right-of-use (“ROU”) model that requires a leases to record an ROU asset and lease liability on the balance sheet for all leases with terms longer than twelve months, as well as disclose key information regarding leasing arrangements. Adoption of this standard resulted in the recognition of right-of-use assets of $64.5 million and operating lease liabilities of $64.5 million. As of March 31, 2019, The adoption of this standard did not have a material impact on the Company’s operating results or cash flows.

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which modifies the measurement of expected credit losses of certain financial instruments. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2019. The Company is currently assessing the impact of this ASU on its condensed consolidated financial statements.

In October 2018, the FASB issued ASU No. 2018-17 “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities” which could be improved in the following areas: 1. Applying the variable interest entity (VIE) guidance to private companies under common control. 2. Considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The Company is currently assessing the impact of this ASU on its condensed consolidated financial statements.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended March 31,
	2019		2018
	(In thousands of U.S. dollars, except for percentages)
Sales	$87,956	100.0%	$92,785	100.0%
Gross Profit	29,358	33.4	31,345	33.8
Operating Expenses	28,537	32.4	29,899	32.2
Income From Operations	821	0.9	1,446	1.6
Other Expenses	(451)	(0.5)	(102)	(0.1)
Income Tax Expense	825	0.9	757	0.8
Net (Loss) Income	$(455)	(0.5)%	$587	0.6%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended March 31, 2019 and 2018.

	2019	% of total sales	2018	% of total sales	Growth in 2019 compared with 2018
Wholesale business	(In thousands of U.S. dollars)		(In thousands of U.S. dollars)
Mainland China	$10,754	12.2%	$4,211	4.6%	155.4%
Hong Kong	1,253	1.4	5,138	5.5	(75.6)
Germany	850	1.0	1,866	2.0	(54.5)
United Kingdom	800	0.9	2,218	2.4	(63.9)
Europe-Other	5,229	5.9	4,453	4.8	17.4
Japan	4,938	5.7	2,436	2.6	102.7
United States	4,278	4.9	4,934	5.3	(13.3)
Total Wholesale business	28,102	32.0	25,256	27.2	11.3
Retail business	59,854	68.0	67,529	72.8	(11.4)
Total sales	$87,956	100.0%	$92,785	100.0%	(5.2)%

Total sales for the three months ended March 31, 2019 were $88.0 million, a decrease of 5.2% from the three months ended March 31, 2018. This decrease was primarily attributable to an 11.4% decrease in our retail business partially offset by an 11.3% increase in our wholesale business.

Sales generated from our wholesale business contributed 32.0% or $28.1 million of our total sales for the three months ended March 31, 2019, an increase of 11.3% compared to $25.3 million in the three months ended March 31, 2018. This increase was primarily attributable to increased sales in Mainland China, other European markets and Japan partially offset for decreased sales in Hong Kong, the United States, the United Kingdom and Germany.

Sales generated from our retail business contributed 68.0% or $59.9 million of our total sales for the three months ended March 31, 2019, a decrease of 11.4% compared to 72.8% or $67.5 million in the three months ended March 31, 2018. This decrease was primarily due to the decrease in same-store sales.

Total retail store square footage and sales per square foot for the three months ended March 31, 2019 and 2018 are as follows:

	2019	2018
Total store square footage	1,340,174	1,414,181
Number of stores	1,315	1,409
Average store size, square feet	1,019	1,033
Total store sales (in thousands of U.S. dollars)	$59,854	$67,529
Sales per square foot	$45	$48

Same-store sales and newly opened store sales for the three months ended March 31, 2019 and 2018 are as follows:

	2019	2018
	(In thousands of U.S. dollars)
Sales from stores opened for a full year	$45,955	$52,826
Sales from newly opened store sales	$6,310	$7,935
Sales from e-commerce platform	$3,701	$3,731
Other*	$3,888	$3,037
Total	$59,854	$67,529

*	Primarily sales from stores that were closed in the current reporting period.

We remodeled or relocated 250 stores in year 2018, and 7 stores during the three months ended March 31, 2019. We plan to relocate or remodel 150-200 stores in 2019. Remodels and relocations typically drive incremental same-store sales growth. A relocation typically results in an improved, more visible and accessible location, and usually includes increased square footage. We believe we will continue to have opportunities for additional remodels and relocations beyond 2018.  Same-store sales are calculated based upon stores that were open at least 12 full fiscal months in each reporting period and remain open at the end of each reporting period.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,				Growth (Decrease) in 2019
	2019		2018		compared
	(In thousands of U.S. dollars, except for percentages)				with 2018
Wholesale Sales	$28,102	100.0%	$25,256	100.0%	11.3%
Raw Materials	11,308	40.2	10,269	40.7	10.1
Labor	307	1.1	386	1.5	(20.4)
Outsourced Production Costs	9,871	35.1	8,724	34.5	13.1
Other and Overhead	58	0.3	71	0.3	(18.6)
Total Cost of Sales for Wholesale	21,544	76.7	19,450	77.0	10.8
Gross Profit for Wholesale	6,558	23.3	5,806	23.0	13.0

Net Sales for Retail	59,854	100.0	67,529	100.0	(11.4)
Production Costs	24,203	40.4	26,071	38.6	(7.2)
Rent	12,851	21.5	15,919	23.6	(19.3)
Total Cost of Sales for Retail	37,054	61.9	41,990	62.2	(11.8)
Gross Profit for Retail	22,800	38.1	25,539	37.8	(10.7)

Total Cost of Sales	58,598	66.6	61,440	66.2	(4.6)
Gross Profit	$29,358	33.4%	$31,345	33.8%	(6.3)%

Raw material costs for our wholesale business were 40.2% of our total wholesale business sales in the three months ended March 31, 2019, an increase of 10.1% compared to 40.7% in the three months ended March 31, 2018.  The increase was mainly due to the higher raw material prices.

Labor costs for our wholesale business were 1.1% of our total wholesale business sales in the three months ended March 31, 2019, a decrease of 20.4% compared to 1.5% in the three months ended March 31, 2018. The marginal decrease was mainly due to the fact that we outsourced most of the new orders in 2019.

Outsourced production costs for our wholesale business increased by 13.1% to $9.9 million in the three months ended March 31, 2019 from $8.7 million in the three months ended March 31, 2018. As a percentage of total wholesale sales, outsourced production costs were 35.1% of our total wholesale sales in the three months ended March 31, 2019, an increase of 0.6% from the three months ended March 31, 2018. This increase was primarily attributable to decreased outsourced orders to our related entities in Vietnam, which have lower labor costs compared to orders outsourced to Chinese factories.

Overhead and other expenses for our wholesale business accounted for 0.3% and 0.3% of our total wholesale business sales for the three months ended March 31, 2019 and 2018, respectively.

Gross profit for our wholesale business for the three months ended March 31, 2018 was $6.6 million, an increase of 13.0% compared to the three months ended March 31, 2018. Gross margin was 23.3% for the three months ended March 31, 2019, an increase of 0.3% compared to 23.0% for the three months ended March 31, 2018. The decrease was mainly due to decreased labor costs.

Production costs for our retail business were $24.2 million during the three months ended March 31, 2019 compared to $26.1 million during the three months ended March 31, 2018. As a percentage of retail sales, retail production costs accounted for 40.4% of our total retail sales in the three months ended March 31, 2018, compared to 38.6% of total retail sales in the three months ended March 31, 2018. The increase was due to higher discounts on our out-of-season products ended March 31, 2019 compared with the same period of the prior year.

Rent costs for our retail business were $12.9 million for the three months ended March 31, 2019 compared to $15.9 million for the three months ended March 31, 2018. As a percentage of retail sales, rent costs accounted for 21.5% of our total retail sales for the three months ended March 31, 2019, compared to 23.6% of total retail sales for the three months ended March 31, 2018. The decrease was primarily attributable to lower rent at certain locations.

Gross profit in our retail business for the three months ended March 31, 2019 was $22.8 million and gross margin was 38.1%. Gross profit in our retail business for the three months ended March 31, 2018 was $25.5 million and gross margin was 37.8%. The increase in gross margin was attributable to decreased rent costs offset by an increase in production costs.

Total cost of sales for the three months ended March 31, 2019 was $58.6 million, compared to $61.4 million for the three months ended March 31, 2018, a decrease of 4.6%. As a percentage of total sales, cost of sales increased to 66.6% of total sales for the three months ended March 31, 2019, compared to 66.2% of total sales for the three months ended March 31, 2018. Consequently, gross margin decreased to 33.4% for the three months ended March 31, 2019 from 33.8% for the three months ended March 31, 2018.

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

	Three Months Ended March 31,
	2019		2018		Increase
	(In thousands of U.S. dollars, except for percentages)
Gross Profit	$29,358	33.4%	$31,345	33.8%	(6.3)%
Operating Expenses
Selling Expenses	21,008	23.9	22,225	24.0	(5.5)
General and Administrative Expenses	7,529	8.6	7,674	8.3	(1.9)
Total Operating Expenses	28,537	32.4	29,899	32.3	(9.3)
Income from Operations	$821	0.9%	$1,446	1.6%	(43.2)%

Selling expenses decreased 5.5% to $21.0 million for the three months ended March 31, 2019 from $22.2 million for the three months ended March 31, 2018. The decrease was attributable to the decreased sales.

General and administrative expenses decreased 1.9% to $7.5 million for the three months ended March 31, 2019 from $7.7 million for the three months ended March 31, 2018. As a percentage of total sales, general and administrative expenses increased to 8.6% of total sales for the three months ended March 31, 2019, compared to 8.3% of total sales for the three months ended March 31, 2018. The decrease was mainly attributable to the decreased office expenses.

Income from Operations

Income from operations decreased 43.2% to $0.8 million for the three months ended March 31, 2019 from $1.4 million for the three months ended March 31, 2018.  As a percentage of sales, income from operations accounted for 0.9% of our total sales for the three months ended March 31, 2019, a decrease of 0.5% compared to the three months ended March 31, 2018 as a result of decreased gross profit and operating expense.

Interest Expense

Interest expense was $0.4 million for the three months ended March 31, 2019, a decrease of 35.7% compared to the same period in 2018. The decrease was due to the decreased bank loans borrowed.

Income Tax Expenses

Income tax expense was $0.8 million and $0.8 million for the three months end March 31, 2019 and 2018, respectively.

The Company’s operating subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (“the Income Tax Laws”).

All PRC subsidiaries, except for He Meida, are subject to income tax at the 25% statutory rate.

He Meida incorporated in Xizang (Tibet) Autonomous Region is subject to income tax at 15% statutory rate. The local government has implemented an income tax reduction from 15% to 9% valid through December 31, 2019.

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

Net Income (Loss)

Net income (loss) for the three months ended March 31, 2019 and 2018 was ($0.4) million and $0.6 million, respectively. Our basic and diluted earnings (loss) per share were ($0.04) and $0.06 for the three months ended March 31, 2019 and 2018, respectively.

Summary of Cash Flows

Summary cash flows information for the three months ended March 31, 2019 and 2018 is as follows:

	2019	2018
	(In thousands of U.S. dollars)
Net cash provided by operating activities	$11,141	$7,807
Net cash used in investing activities	$(2,131)	$(2,552)
Net cash used in financing activities	$(54)	$(5,126)

Net cash provided by operating activities was $11.1 million and $7.8 million for the three months ended March 31, 2019 and 2018, respectively. This increase was mainly due to increased accounts receivable and inventories, offset by decreased accounts payable.

Net cash used in investing activities was $2.1 million and $2.6 million for the three months ended March 31, 2019 and 2018. This decrease was mainly due to we purchased property and equipment in the three months ended March 31, 2019 less than the same period of 2018.

Net cash used in financing activities were $0.05 million and $5.1 million for the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019, we received new bank loans of $6.0 million and repaid the bank loans of $7.4 million.

Liquidity and Capital Resources

As of March 31, 2019, we had cash and cash equivalents of $57.9 million, other current assets of $126.4 million and current liabilities of $155.7 million. We presently finance our operations primarily from cash flows from operations and borrowings from banks, and we anticipate that these will continue to be our primary source of funds to finance our short-term cash needs.

Bank Loans

In December 2016, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $8.9 million (RMB60.0 million). These loans are collateralized by the Company’s property and equipment. As of March 31, 2019, Goldenway had borrowed $3.0 million (RMB 20.0 million) under this line of credit with an annual interest rate of 3.92% and due on November 2019. As of March 31, 2019, approximately $5.9 million was unused and available under this line of credit.

In November 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $14.9 million (RMB100.0 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of March 31, 2019, Ever-Glory Apparel had borrowed $11.8 million (RMB 80.0 million) under this line of credit with annual interest rates ranging from 4.57% to 4.70% and due on July 2019. As of March 31, 2019, approximately $3.0 million was unused and available under this line of credit.

In August 2018, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.5 million (RMB50.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of March 31, 2019, approximately $7.5 million was unused and available under this line of credit.

In August 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $8.9 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of March 31, 2019, Ever-Glory Apparel had borrowed $1.5 million (RMB10.0 million) from Nanjing Bank with an annual interest rates 4.41% and due on September 2019. As of March 31, 2019, approximately $7.4 million was unused and available under this line of credit.

In May 2018, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.0 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of March 31, 2019, LA GO GO had borrowed $2.2 million (RMB15.0 million) under this line of credit with an annual interest rate of 5.22% and due in June 2019. As of March 31, 2019, approximately $0.8 million was unused and available under this line of credit.

In June 2018, LA GO GO entered into a line of credit agreement for approximately $3.0 million (RMB20.0 million) with China Minsheng Bank and guaranteed by Ever-Glory Apparel and Mr. Kang. As of March 31, 2019, LA GO GO had borrowed $3.0 million (RMB20.0 million) from China Minsheng Bank with an annual interest rate of 4.79% and due in June 2019.

In November 2018, LA GO GO entered into a line of credit agreement for approximately $3.0 million (RMB20.0 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Jiangsu LAGOGO. As of March 31, 2019, LA GO GO had borrowed $3.0 million (RMB20.0 million) from the Bank of Communications with an annual interest rate 4.57% and due on variable dates from November 2019 to January 2020.

In July 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $3.0 million (RMB20.0 million) with the Shanghai Pudong Development Bank and guaranteed by Goldenway. As of March 31, 2019, Ever-Glory Apparel had borrowed $2.7 million (RMB18.0 million) from the Shanghai Pudong Development Bank with an annual interest rate 4.57% and due on date November 2019. As of March 31, 2019, approximately $0.3 million was unused and available under this line of credit.

In March 2019, Ever-Glory Apparel entered into a line of credit agreement for approximately $7.2 million (RMB48.0 million) with China Everbright Bank and guaranteed by Goldenway and Mr. Kang. These loans are also collateralized by Jiangsu Ever-Glory’s property. As of March 31, 2019, Ever-Glory Apparel had borrowed $1.5 million (RMB10.0 million) from China Everbright Bank with an annual interest rate 4.57% and due on date April 2019. As of March 31, 2019, approximately $5.7 million was unused and available under this line of credit.

In March 2019, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $2.5 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of March 2019, Ever-Glory Apparel had collateralized by approximately $0.1 million of accounts receivable from our wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of March 31, 2019, approximately $2.4 million was unused and available under this line of credit.

All loans have been repaid before or at maturity date.

DERIVATIVE LIABILITY

During 2018, the Company had entered into four foreign currency swap contracts with three banks. As of March 31, 2019, there is no derivative liability.

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

As of March 31, 2019, we had access to approximately $61.9 million in lines of credit, of which approximately $33.0 million was unused and available. These credit facilities do not include any covenants. We have agreed to provide Jiangsu Ever-Glory a counter-guarantee of not less than 70% of the maximum aggregate lines of credit and borrowings guaranteed by Jiangsu Ever-Glory and collateralized by the assets of Jiangsu Ever-Glory and its equity investee, Nanjing Knitting, under agreements executed between the Company, Jiangsu Ever-Glory, Nanjing Knitting, and the banks. The maximum aggregate lines of credit and available borrowings was approximately $41.4 million (RMB 278.0 million) and approximately $8.7 million (RMB 58.7 million) was provided to Jiangsu Ever-Glory as the counter guarantee as of March 31, 2019.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004, the exchange rate of RMB to the dollar remained constant at RMB 8.26 to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from RMB 8.26 to 8.09 to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of March 31, 2019, the market foreign exchange rate had increased to RMB 6.71 to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future and will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Ever-Glory Apparel, Taixin, He Meida, Huirui, Shanghai LA GO GO, Yalan, Shanghai Yiduo, Tianjin LA GO GO and Jiangsu LA GO GO (whose functional currency is RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain for the 3 months ended March 31, 2019 and 2018 was $4.0 million and $4.0 million, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

ITEM 2A. RISK FACTORS

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

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended March 31, 2019. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were operating effectively.

Changes in Internal Control Over Financial Reporting

Other than described above, during the first quarter of 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Securities Authorized for Issuance under Equity Incentive Plans

The following table presents information regarding equity instruments outstanding under our 2014 Equity Incentive Plan as of March 31, 2019:

	Equity Incentive Plan Information
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity incentive plans approved by security holders	-	$-	1,500,000
Total	-	$-	1,500,000

The following exhibits are filed herewith:

Exhibit No.	Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-KSB, filed March 29, 2006);

3.2	Articles of Amendment as filed with the Department of State of Florida, effective November 20, 2007 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed November 29, 2007);

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of our Current Report Form 8-K filed on April 22, 2008);

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2019	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jiansong Wang
Jiansong Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)