Form 10-Q
period 2019-06-30
Ever-Glory International Group, Inc.
filed 2019-08-13
CIK 943184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Securities registered under Section 12(g) of the Act:  None.

As of August 13, 2019, 14,801,770  shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

EVER-GLORY INTERNATIONAL GROUP, INC.

FORM 10-Q

INDEX

		Page Number

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS		ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 (unaudited)	1

	Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2019 and 2018 (unaudited)	2

	Condensed Consolidated Statements of Equity for The Three and Six Months Ended June 30, 2019 and 2018 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018 (unaudited)	4

	Notes to the Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosure

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES		36

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

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

AS OF JUNE 30, 2019 AND DECEMBER 31, 2018 (UNAUDITED)

	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$34,526	$47,012
Accounts receivable, net	64,704	86,527
Inventories	63,127	65,929
Advances on inventory purchases	8,754	6,420
Value added tax receivable	3,102	2,580
Other receivables and prepaid expenses	6,648	10,204
Amounts due from related parties	144	192
Total Current Assets	181,005	218,864

NONCURRENT ASSETS
Intangible assets, net	4,886	4,962
Property and equipment, net	28,245	28,445
Operating lease right-of-use assets	51,623	-
Total Non-Current Assets	84,754	33,407
TOTAL ASSETS	$265,759	$252,271

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank loans	$25,999	$29,497
Accounts payable	50,352	78,412
Accounts payable and other payables – related parties	4,796	4,756
Other payables and accrued liabilities	12,665	21,958
Value added and other taxes payable	-	2,569
Income tax payable	1,774	1,569
Current operating lease liabilities	42,808	-
Total Current Liabilities	138,394	138,761

NONCURRENT LIABILITIES
Deferred tax liabilities	-	354
Non-current operating lease liabilities	8,839	-
TOTAL LIABILITIES	147,233	139,115

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Stockholders’ equity:
Preferred stock ($0.001 par value, authorized 5,000,000 shares, no shares issued and outstanding)	-	-
Common stock ($0.001 par value, authorized 50,000,000 shares, 14,800,140 and 14,798,198 shares issued and outstanding As of June 30, 2019 and December 31, 2018, respectively)	15	15
Additional paid-in capital	3,635	3,627
Retained earnings	107,249	105,914
Statutory reserve	19,083	19,083
Accumulated other comprehensive income	(2,093)	(3,578)
Amounts due from related party	(7,863)	(10,354)
Total equity attributable to stockholders of the Company	120,026	114,707
Noncontrolling interest	(1,500)	(1,551)
Total Equity	118,526	113,156
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$265,759	$252,271

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES CONDENSED

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
NET SALES	$77,316	$88,541	$165,272	$181,326
COST OF SALES	48,330	53,999	106,928	115,439

GROSS PROFIT	28,986	34,542	58,344	65,887

OPERATING EXPENSES
Selling expenses	19,699	22,590	40,706	44,817
General and administrative expenses	7,337	8,823	14,867	16,496
Total Operating Expenses	27,036	31,413	55,573	61,313

INCOME FROM OPERATIONS	1,950	3,129	2,771	4,574

OTHER INCOME (EXPENSES)
Interest income	277	370	484	696
Interest expense	(408)	(360)	(771)	(924)
Other income	1,409	865	1,114	1,001
Total Other Income, Net	1,278	875	827	773

INCOME BEFORE INCOME TAX EXPENSE	3,228	4,004	3,598	5,347
Income tax expense	(1,455)	(1,285)	(2,280)	(2,041)

NET INCOME	1,773	2,719	1,318	3,306

Net loss attributable to the non-controlling interest	83	57	17	285
NET INCOME ATTRIBUTABLE TO THE COMPANY	1,856	2,776	1,335	3,591

NET INCOME	$1,773	$2,719	$1,318	$3,306

Foreign currency translation (loss) gain	(2,487)	(6,091)	1,485	(2,068)
Unrealized loss of derivative contracts designated as cash flow hedge	-	(469)	-	(469)
COMPREHENSIVE INCOME (LOSS)	(714)	(3,841)	2,803	769

Comprehensive (loss)income attributable to the non-controlling interest	(48)	(13)	52	309
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(762)	$(3,854)	$2,855	$1,078

EARNINGS PER SHARE ATTRIBUTABLE TO THE COMPANY’S STOCKHOLDERS
Basic and diluted	$0.13	$0.19	$0.09	$0.24
Weighted average number of shares outstanding Basic and diluted	14,800,140	14,795,992	14,800,140	14,795,992

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

			Additional	Retained Earnings		Accumulated other	Amounts due from	Total equity attributable to stockholders	Non-
	Common Stock		paid-in		Statutory	Comprehensive	related	of the	controlling	Total
	Shares	Amount	capital	Unrestricted	reserve	income	party	Company	Interest	equity
Balance at January 1, 2019	14,798,198	$15	$3,627	$105,914	$19,083	$(3,578)	$(10,354)	$114,707	(1,551)	$113,156

Stock issued for compensation	1,942	0.004	8	-	-	-	-	8		8
Net income (loss)	-	-	-	(521)	-	-	-	(521)	66	(455)
Net cash received from related party under counter guarantee agreement	-	-	-	-	-	-	1,101	1,101	-	1,101
Foreign currency translation gain						3,972	-	3,972	34	4,006
Balance at March 31, 2019	14,800,140	15	3,635	105,393	19,083	394	(9,253)	119,267	(1,451)	117,816
Net income (loss)				1,856				1,856	(83)	1,773
Net cash received from related party under counter guarantee agreement							1,390	1,390		1,390
Foreign currency translation loss						(2,487)		(2,487)	34	(2,453)
Balance at June 30, 2019	14,800,140	$15	$3,635	$107,249	$19,083	$(2,093)	$(7,863)	$120,026	(1,500)	$118,526

			Additional	Retained Earnings		Accumulated other	Amounts due from	Total equity attributable to stockholders	Non-
	Common Stock		paid-in		Statutory	Comprehensive	related	of the	controlling	Total
	Shares	Amount	capital	Unrestricted	reserve	income	party	Company	Interest	equity
Balance at January 1, 2018	14,795,992	$15	$3,620	$95,195	$17,794	$2,585	$(15,449)	$103,760	(1,062)	$102,698

Net income (loss)	-	-	-	815	-	-	-	815	(228)	587
Net cash paid to related party under counter guarantee agreement	-	-	-	-	-	-	(8,480)	(8,480)	-	(8,480)
Foreign currency translation gain(loss)						4,023	-	4,023	(94)	3,929
Balance at March 31, 2018	14,795,992	15	3,620	96,010	17,794	6,608	(23,929)	100,118	(1,384)	98,734
Net income (loss)				2,776				2,776	(58)	2,718
Net cash received from related party under counter guarantee agreement							2,340	2,340		2,340
Foreign currency translation loss						(6,656)		(6,656)	123	(6,533)
Balance at June 30, 2018	14,795,992	$15	$3,620	$98,786	$17,794	$(48)	$(21,589)	$98,578	(1,319)	$97,259

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,318	$3,306
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,491	4,903
Loss from sale of property and equipment	53	6
Provision of bad debt allowance	682	-
Provision for obsolete inventories	1,824	1,626
Deferred income tax	(1,461)	(843)
Stock-based compensation	8	-
Changes in operating assets and liabilities
Accounts receivable	21,793	20,150
Inventories	1,145	(10,873)
Value added tax receivable	504	681
Other receivables and prepaid expenses	3,502	(8,942)
Advances on inventory purchases	(2,353)	(7,145)
Amounts due from related parties	(129)	1,117
Accounts payable	(25,954)	(14,296)
Accounts payable and other payables- related parties	58	(1,485)
Other payables and accrued liabilities	(10,789)	8,006
Value added and other taxes payable	(4,684)	(5,924)
Income tax payable	207	(942)
Net cash used in operating activities	(9,785)	(10,655)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,082)	(6,295)
Net cash used in investing activities	(4,082)	(6,295)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	16,320	28,111
Repayment of bank loans	(19,904)	(30,533)
Repayment of loans from related party	8,149	2,556
Advances to related party	(5,454)	(8,734)
Net cash used in financing activities	(889)	(8,600)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,270	(887)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,486)	(26,437)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	47,012	62,876

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,526	$36,439

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$771	$924
Income taxes	$2,436	$3,016

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

The Company’s wholesale operations are provided primarily through the Company’s wholly-owned PRC subsidiaries, Goldenway Nanjing Garments Co. Ltd. (“Goldenway”), Nanjing Catch-Luck Garments Co. Ltd. (“Catch-Luck”), Nanjing New-Tailun Garments Co. Ltd (“New-Tailun”), Ever-Glory International Group Apparel Inc.(“Ever-Glory Apparel”), Chuzhou Huirui Garments Co. Ltd. (“Huirui”), Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”) and Haian Tai Xin Garments Trading Company Limited (“Haian Taixin”), and the Company’s wholly-owned Samoa subsidiary, Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”) and Ever-Glory Supply Chain Service Co., Limited (“Ever-Glory Supply Chain”).  The Company’s retail operations are provided through its wholly- owned subsidiaries, Shanghai LA GO Fashion Company Limited (“Shanghai LA GO GO”), Jiangsu LA GO Fashion Company Limited (“Jiangsu LA GO GO”), Tianjin LA GO Fashion Company Limited (“Tianjin LA GO GO”), Shanghai Ya Lan Fashion Company Limited (“Ya Lan”), Shanghai Yiduo Fashion Company Limited (“Shanghai Yiduo”) and Xizang He Meida Trading Company Limited (“He Meida”).

In March 2019, the Company incorporated Haian Tai Xin Garments Trading Company Limited (“Haian Tai Xin”) and it is the Company’s wholly-owned PRC subsidiaries. Haian Tai Xin is engaged in the business of garments manufacturing.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of June 30, 2019, the condensed consolidated statements of income and comprehensive income(loss) and condensed consolidated statements of equity for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements.

Wholesale revenues are generally higher in the third and fourth fiscal quarters, while retail revenues are generally higher in the first and fourth fiscal quarters. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of June 30, 2019 and 2018, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions that management considers to be of a high quality.

As of June 30, 2019, the Company has one derivative liability subjects to recurring fair value measurement (Level 2) with the change in fair value recognized in earnings (Note 5).

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

Lease

The Company determines if an arrangement contains a lease at inception. The Company elected the practical expedient, for all asset classes, to account for each lease component of a contract and its associated non-lease components as a single lease component, rather than allocating a standalone value to each component of a lease. For purposes of calculating operating lease obligations under the standard, the Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such option. The Company’s leases do not contain material residual value guarantees or material restrictive covenants. Operating lease expense is recognized on a straight-line basis over the lease terms. The discount rate used to measure a lease obligation is usually the rate implicit in the lease; however, the Company’s operating leases generally do not provide an implicit rate. Accordingly, the Company uses its incremental borrowing rate at lease commencement to determine the present value of lease payments. The incremental borrowing rate is an entity-specific rate which represents the rate of interest a lessee would pay to borrow on a collateralized basis over a similar term with similar payments.

Significant assumptions and judgments made as part of the adoption of this new lease standard include determining (i) whether a contract contains a lease, (ii) whether a contract involves an identified asset, and (iii) which party to the contract directs the use of the asset. The discount rates used to calculate the present value of lease payments were determined based on hypothetical borrowing rates available to the Company over terms similar to the lease terms. The followings are lists of leases: (i) the terms of Shanghai LAGOGO land use right and buildings are 34 years; (ii) the terms of Kunshan logistics center and Chuzhou logistics center are 5 years; (iii) the terms of flagship stores are 3 years. The terms of stores within shopping mall are one year. The shopping malls sort the stores within shopping mall based on sales every year and the stores within shopping mall of higher sales will be arrange to the better location. If the sales do not meet the requirements of the shopping malls, the stores within shopping mall will be removed. The store within shopping mall is different from flagship store. The shopping malls count the rent of counter according to the sale but the rent of flagship store is fixed every year. The company estimates the terms of flagship store are three years according to the previous data. The company calculates the Right-of-use (ROU) assets or Lease Obligation (Obligation) of the stores within shopping mall in a floating manner because the rents of the stores within shopping mall will vary according to the sales. The rents of the stores within shopping mall will be higher if the number and sales of counters is larger, so the ROU/Obligation of the counter will be higher.

Recently Issued Accounting Pronouncements

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

In April 2019, the FASB issued ASU No. 2019-04 “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” which modifies the measurement of expected credit losses of certain financial instruments. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2019. The Company is currently assessing the impact of this ASU on its condensed consolidated financial statements.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s condensed consolidated financial statements.

NOTE 3 INVENTORIES

Inventories at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
	(In thousands of U.S. Dollars)
Raw materials	$1,256	$6,805
Work-in-progress	15,696	3,308
Finished goods	46,175	55,816
Total inventories	$63,127	$65,929

NOTE 4 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short term bank loans consisted of the following as of June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Bank	(In thousands of U.S. Dollars)
Industrial and Commercial Bank of China	$11,648	$14,540
Nanjing Bank	5,824	5,089
China Minsheng Bank	2,912	2,908
Bank of Communications	2,897	2,893
Shanghai Pudong Development Bank	2,617	2,613
China Everbright Bank	-	1,454
HSBC	101	-
	$25,999	$29,497

In December 2016, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $8.7 million (RMB60.0 million). These loans are collateralized by the Company’s property and equipment. As of June 30, 2019, Goldenway had borrowed $5.8 million (RMB 40.0 million) under this line of credit with an annual interest rate of 3.92% and due on November 2019. As of June 30, 2019, approximately $2.9 million was unused and available under this line of credit.

In November 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $14.6 million (RMB100.0 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of June 30, 2019, Ever-Glory Apparel had borrowed $5.8 million (RMB 40.0 million) under this line of credit with annual interest rates ranging from 4.57% to 4.70% and due on July 2019. As of June 30, 2019, approximately $8.8 million was unused and available under this line of credit.

In August 2018, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.3 million (RMB50.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of June 30, 2019, approximately $7.3 million was unused and available under this line of credit.

In August 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $8.7 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of June 30, 2019, Ever-Glory Apparel had borrowed $5.8 million (RMB40.0 million) from Nanjing Bank with an annual interest rate 5.0% and due on variable dates from September 2019 to June 2020. As of June 30, 2019, approximately $2.9 million was unused and available under this line of credit.

In May 2018, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $2.9 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of June 30, 2019, approximately $2.9 million was unused and available under this line of credit.

In June 2018, LA GO GO entered into a line of credit agreement for approximately $2.9 million (RMB20.0 million) with China Minsheng Bank and guaranteed by Ever-Glory Apparel and Mr. Kang. As of June 30, 2019, LA GO GO had borrowed $2.9 million (RMB20.0 million) from China Minsheng Bank with an annual interest rate of 4.79% and due in October 2019.

In November 2018, LA GO GO entered into a line of credit agreement for approximately $2.9 million (RMB19.9 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Jiangsu LAGOGO. As of June 30, 2019, LA GO GO had borrowed $2.9 million (RMB19.9 million) from the Bank of Communications with an annual interest rate 4.57% and due on variable dates from November 2019 to January 2020.

In July 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $2.9 million (RMB20.0 million) with the Shanghai Pudong Development Bank and guaranteed by Goldenway. As of June 30, 2019, Ever-Glory Apparel had borrowed $2.6 million (RMB18.0 million) from the Shanghai Pudong Development Bank with an annual interest rate 4.57% and due on date November 2019. As of June 30, 2019, approximately $0.3 million was unused and available under this line of credit.

In March 2019, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $2.5 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of June 2019, Ever-Glory Apparel had borrowed $0.2 million from HSBC with an annual interest rate of 3.2% and due in September 2019, and collateralized by approximately $0.1 million of accounts receivable from our wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of June 30, 2019, approximately $2.3 million was unused and available under this line of credit.

All loans have been repaid before or at maturity date.

Total interest expense on bank loans amounted to $0.8 million and $0.9 million for the six months ended June 30, 2019 and 2018, respectively, and $0.4 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively.

NOTE 5 Derivative Financial Instruments

Foreign currency swap contracts

The Company entered two foreign currency swap contracts with two banks during 2018. Due to the demand of financial management for daily operation, Ever-Glory Apparel entered into a foreign currency swap contract to exchange $6.0 million for equivalent RMB with Bank of China in May and entered into a foreign currency swap contract to exchange $3.0 million for equivalent RMB with Industrial and Commercial Bank of China in June. The terms of two foreign currency contracts are both six months. Ever-Glory Apparel and the banks swapped two currencies by same pre-determined exchange rate at the beginning and end of the contracts. During the period, the Company pays annual interest of 1.43% for the RMB received and receives 0 interest for the USD exchanged. If the Company failed to execute the exchange at the expiration of contracts, the banks would sell the USD at the market rate then the difference in RMB will be converted into bank loan for the Company. As of June 30, 2018, the fair value of principal amounts are included in other receivable ($9.0 million plus unrealized gain) and other payables (equivalent RMB payables) in the consolidated balance sheets, and unrealized gain of $0.27 million for the six months ended June 30, 2018 is recognized in the income from operations. As of June 30, 2019, there are no currency swap contracts.

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

As of June 30, 2019, the Company had one outstanding forward foreign exchange contracts (sell USD dollars for RMB), with total notional amount of $10.0 million. The fair value of this contract at June 30, 2019 was not significant.

NOTE 6 LEASES

The Company recognized operating lease liabilities and operating lease right-of-use assets on its balance sheets. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The company has leases for land-use-rights, warehouses and logistics centers, flagship stores, and stores within shopping malls in the PRC, which are classified as operating leases. The leases include fixed and variable payments according to the sales generated from flagship stores and those stores with shopping malls. Options to extend or renew are recognized as part of the lease liabilities and recognized as right of use assets. There are no residual value guarantees and no restrictions or covenants imposed by the leases. In the six months ended June 30, 2019, the costs of the leases recognized in cost of revenues and general administrative expenses are $9.8 and $0.4 million, respectively. Cash paid for the operating leases including in the operating cash flows was $10.2 million. As of June 30, 2019, the Company has $51.6 million of right-of-use assets, $42.8 million in current operating lease liabilities and $8.8 million in non-current operating lease liabilities as of June 30, 2019.

Significant assumptions and judgments made as part of the adoption of this new lease standard include determining (i) whether a contract contains a lease, (ii) whether a contract involves an identified asset, and (iii) which party to the contract directs the use of the asset. The discount rates used to calculate the present value of lease payments were determined based on hypothetical borrowing rates available to the Company over terms similar to the lease terms.

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

Perfect Dream was incorporated in the British Virgin Islands (BVI), and under the current laws of the BVI, dividends and capital gains arising from the Company’s investments in the BVI are not subject to income taxes.

Ever-Glory HK was incorporated in Samoa, and under the current laws of Samoa, has no liabilities for income taxes.

Ever-Glory Supply Chain Service Co., Limited was incorporated in Hong Kong, and under the current laws of Hong Kong, are subject to income tax at the 16.5% statutory rate.

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

After the tax liability adjustment resulted from the reevaluation of the Company’s tax position (resulting in the company allocating substantially all of the earnings of the Samoan subsidiary to the PRC and reporting such earnings as taxable in the PRC), pre-tax income for the three and six months ended June 30, 2019 and 2018 was taxable in the following jurisdictions:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands of U.S. Dollars)
PRC	$3,228	$4,010	$3,605	$5,359
Others	-	(6)	(7)	(12)
	$3,228	$4,004	$3,598	$5,347

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three and six months ended June 30, 2019 and 2018:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
PRC statutory rate	25.0%	25.0%	25.0%	25.0%
Net operating losses for which no deferred tax assets was recognized	24.5	9.1	46.7	13.2
Other	(4.4)	(2.0)	(8.3)	-
Effective income tax rate	45.1%	32.1%	63.4%	38.2%

Income tax expense for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Current	$1,785	$1,960	$1,990	$2,884
Deferred	(330)	(675)	290	(843)
Income tax expense	$1,455	$1,285	$2,280	$2,041

The Company’s deferred tax liabilities arise from differences between US GAAP and PRC tax accounting for certain revenue and expense items, including timing of deduction of losses from allowances.

The Company has not recorded U.S. deferred income taxes on approximately $107.2 million of its non-U.S. subsidiaries’ undistributed earnings because such amounts are intended to be reinvested outside the United States indefinitely. The U.S. Tax Reform signed into law on December 22, 2017 significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, no deferred tax expense (income) relating to the Tax Act changed for the three and six months ended June 30, 2019.

NOTE 8 EARNINGS PER SHARE

The following demonstrates the calculation for earnings per share for the three and six months ended June 30, 2019 and 2018:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Weighted average number of common shares – Basic and diluted	14,800,140	14,795,992	14,800,140	14,795,992
Earnings per share – Basic and diluted	$0.13	$0.19	$0.09	$0.24

NOTE 9 STOCKHOLDERS’ EQUITY

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

Other income from Related Parties

Jiangsu Wubijia Trading Company Limited (“Wubijia”) is an entity engaged in high-grade home goods sales and is controlled by Mr. Kang. Wubijia has sold their home goods on consignment in certain Company’s retail stores since the third quarter of 2014. During the three and six months ended June 30, 2019 and 2018, the Company received $14,176, $45,655, $17,919 and $51,541 from the customers and paid $13,248, $39,086, $20,130 and $39,318 to Wubijia through the consignment, respectively. The net income (loss) of $928, $6,570, ($2,212) and $12,223 was recorded as other income (expenses) during the three and six months ended June 30, 2019 and 2018, respectively.

Other expenses due to Related Parties

Included in other expenses for the three and six months ended June 30, 2019 and 2018 are rent costs due to entities controlled by Mr. Kang under operating lease agreements as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands of U.S. Dollars)
Chuzhou Huarui	35	51	88	109
Kunshan Enjin	22	14	44	27
Total	$57	$65	$132	$136

The Company leases Chuzhou Huarui and Kunshan Enjin’s warehouse spaces because the locations are convenient for transportation and distribution.

Purchases from and Sub-contracts with Related Parties

The Company purchased raw materials from Nanjing Knitting totaling $0.4 million, $0.6 million, $1.52 million and $1.85 million during the three and six months ended June 30, 2019 and 2018, respectively.

In addition, sub-contracts with related parties included in cost of sales for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands of U.S. Dollars)
Chuzhou Huarui	$1,960	$1,006	$3,467	$1,873
Fengyang Huarui	442	567	548	1,051
Nanjing Ever-Kyowa	408	326	755	675
Ever-Glory Vietnam	2,469	3,260	5,048	5,174
Nanjing Knitting	600	-	600	-
EsCeLav	13	21	101	21
Jiangsu Ever-Glory	45	17	470	21
	$5,937	$5,197	$10,989	$8,815

Accounts Payable – Related Parties

The accounts payable to related parties at June 30, 2019 and December 31, 2018 are as follows:

	2019	2018
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$1,769	1,863
Fengyang Huarui	34	622
Nanjing Ever-Kyowa	707	580
Chuzhou Huarui	1,062	888
Nanjing Knitting	283	171
Jiangsu Ever-Glory	941	632
Total	$4,796	$4,756

Amounts Due From Related Parties-current assets

The amounts due from related parties at June 30, 2019 and December 31, 2018 are as follows:

	2019	2018
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$144	$122
Esc’elav	-	70
Total	$144	$192

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. During three and six months ended June 30, 2019 and 2018, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices.  The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at a cost of $0 million, $0 million, $0 million and $0.3 million during the three and six months period ended June 30, 2019 and 2018, respectively. Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at a cost of $0.1 million, $0.1 million, $0.1 million and $0.1 million during the three and six months ended June 30, 2019 and 2018, respectively.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of June 30, 2019 and December 31, 2018, Jiangsu Ever-Glory has provided guarantees for approximately $33.5 million (RMB 230 million) and $33.4 million (RMB 230 million) of lines of credit obtained by the Company, respectively. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $29.9 million (RMB 205.5 million) and $29.9 million (RMB 205.5 million) as of June 30, 2019 and December 31, 2018, respectively. Mr. Kang has also provided a personal guarantee for $17.0 million (RMB 116.8 million) and $14.5 million (RMB 100.0 million) as of June 30, 2019 and December 31, 2018, respectively.

At December 31, 2018, $9.9 million (RMB 68.2 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the six months ended June 30, 2019, an additional $5.5 million (RMB 37.0 million) was provided to and $8.1 million (RMB 55.3 million) was received from Jiangsu Ever-Glory under the counter-guarantee. As of June 30, 2019, the amount of the counter-guarantee was $7.3 million (RMB 50.0 million) (the difference represents currency exchange adjustment of $0.1 million), which was 21.7% of the aggregate amount of lines of credit. The increase of the percentage in this quarter was mainly due to China’s credit tightening policy. Obtaining bank loan requires a higher guarantee deposit in this quarter. This amount plus accrued interest of $0.6 million have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. At June 30, 2019 and December 31, 2018, the amount classified as a reduction of equity was $7.9 million and $10.4 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. Since January 1, 2019, interest rate has changed to 0.3625% as the bank benchmark interest rate decreased. Interest income for the three and six months ended June 30, 2019 and 2018 was approximately $0.1 million, $0.2 million, $0.2 million and $0.4 million, respectively.

NOTE 11 CONCENTRATIONS AND RISKS

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Based on management’s assessment of the amount of probable credit losses, if any, in existing accounts receivable, the allowance for doubtful accounts at June 30, 2019 and December 31, 2018 was $5.1 million and $5.9 million, respectively. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability.

For the six months ended June 30, 2019, the Company had two wholesale customers that represented approximately 16% and 10% of the Company’s revenues. For the three months ended June 30, 2019, the Company had two wholesale customers that represented approximately 8% and 14% of the Company’s revenues. For the six months ended June 30, 2018, the Company had one wholesale customer that represented approximately 8.97% of the Company’s revenues. For the three months ended June 30, 2018, the Company had two wholesale customers that represented approximately 9.68% and 6.60% of the Company’s revenues.

For the wholesale business, the Company did not rely on any raw material supplier that represented more than 10% of the total raw material purchases during the three and six months ended June 30, 2019 and 2018.

For the retail business, the Company relied on three raw material suppliers that represented approximately 32%, 31% and 21% of raw material purchases during the six months ended June 30, 2019. For the Company’s retail business, the Company had two suppliers that represented 31.4% and 31.2% of raw materials purchases during the three and six months ended June 30, 2018.

For the wholesale business, the Company did not rely on any finished goods supplier that represented more than 10% of the total raw material purchases during the three and six months ended June 30, 2019 and 2018.

For the retail business, the Company did not rely on any supplier that represented more than 10% of the total finished goods purchases during the three and six months ended June 30, 2019 and 2018.

The Company’s revenues for the three and six months ended June 30, 2019 and 2018 were earned in the following geographic areas:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands of U.S. Dollars)
The People’s Republic of China	$6,491	$9,131	$17,246	$13,342
Hong Kong China	6,463	7,418	7,717	12,556
Germany	877	899	1,726	2,765
United Kingdom	2,038	2,881	2,838	5,099
Europe-Other	4,224	5,833	9,453	10,285
Japan	1,311	1,881	6,248	4,318
United States	15,847	10,771	20,125	15,705
Total wholesale business	37,251	38,814	65,353	64,070
Retail business	40,065	49,727	99,919	117,256
Total	$77,316	$88,541	$165,272	$181,326

NOTE 11 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)	Wholesale segment

(b)	Retail segment

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
Six months ended June 30, 2019
Segment profit or loss:
Net revenue from external customers	$65,353	99,919	165,272
Income from operations	$2,374	397	2,771
Interest income	$466	18	484
Interest expense	$572	199	771
Depreciation and amortization	$473	8,740	9,213
Income tax expense	$1,475	805	2,280
Segment assets:
Additions to property, plant and equipment	549	3,533	4,082
Total assets	77,218	188,541	265,759

Six months ended June 30, 2018
Segment profit or loss:
Net revenue from external customers	$64,070	117,256	181,326
Income from operations	$2,634	1,940	4,574
Interest income	$663	33	696
Interest expense	$782	142	924
Depreciation and amortization	$602	4,301	4,903
Income tax expense	$714	1,327	2,041
Segment assets:
Additions to property, plant and equipment	556	5,739	6,295
Total assets	91,483	129,707	221,190

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
Three months ended June 30, 2019
Segment profit or loss:
Net revenue from external customers	$37,251	40,065	77,316
Income from operations	$1,605	345	1,950
Interest income	$268	9	277
Interest expense	$310	98	408
Depreciation and amortization	$182	2,084	2,266
Income tax expense	$1,255	200	1,455

Three months ended June 30, 2018
Segment profit or loss:
Net revenue from external customers	$38,814	49,727	88,541
Income from operations	$1,538	1,591	3,129
Interest income	$354	16	370
Interest expense	$291	69	360
Depreciation and amortization	$297	2,069	2,366
Income tax expense	$481	804	1,285

NOTE 12 SUBSEQUENT EVENTS

As of August 14, 2019, there is no material subsequent event to be disclosed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2019 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Retail Business

The business objectives for our retail segment are to establish leading brands of women’s apparel and to build a nationwide retail network in China. As of June 30, 2019, we had 1,235 stores (including store-in-stores), including 40 stores were opened and 186 stores were closed in first half year of 2019. We expect to open additional 100 to 150 stores in 2019.

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

Lease

The Company determines if an arrangement contains a lease at inception. The Company elected the practical expedient, for all asset classes, to account for each lease component of a contract and its associated non-lease components as a single lease component, rather than allocating a standalone value to each component of a lease. For purposes of calculating operating lease obligations under the standard, the Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such option. The Company’s leases do not contain material residual value guarantees or material restrictive covenants. Operating lease expense is recognized on a straight-line basis over the lease terms. The discount rate used to measure a lease obligation is usually the rate implicit in the lease; however, the Company’s operating leases generally do not provide an implicit rate. Accordingly, the Company uses its incremental borrowing rate at lease commencement to determine the present value of lease payments. The incremental borrowing rate is an entity-specific rate which represents the rate of interest a lessee would pay to borrow on a collateralized basis over a similar term with similar payments.

Significant assumptions and judgments made as part of the adoption of this new lease standard include determining (i) whether a contract contains a lease, (ii) whether a contract involves an identified asset, and (iii) which party to the contract directs the use of the asset. The discount rates used to calculate the present value of lease payments were determined based on hypothetical borrowing rates available to the company over terms similar to the lease terms. The followings are lists of leases: (i) the terms of Shanghai LAGOGO land use right and buildings are 34 years; (ii) the terms of Kunshan logistics center and Chuzhou logistics center are 5 years; (iii) the terms of flagship stores are 3 years. The terms of stores within shopping mall are one year. The shopping malls sort the stores within shopping mall based on sales every year and the stores within shopping mall of higher sales will be arrange to the better location. If the sales do not meet the requirements of the shopping malls, the stores within shopping mall will be removed. The store within shopping mall is different from flagship store. The shopping malls count the rent of counter according to the sale but the rent of flagship store is fixed every year. The company estimates the terms of flagship store are three years according to the previous data. The company calculates the Right-Of-Use (ROU) or Lease Obligation (Obligation) of the stores within shopping mall in a floating manner because the rents of the stores within shopping mall will vary according to the sales. The rents of the stores within shopping mall will be higher if the number and sales of counters is larger, so the ROU/Obligation of the counter will be higher .

Recently Issued Accounting Pronouncements

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

In April 2019, the FASB issued ASU No. 2019-04 “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” which modifies the measurement of expected credit losses of certain financial instruments. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2019. The Company is currently assessing the impact of this ASU on its condensed consolidated financial statements.

Results of Operations for the three months ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018. The table and the discussion below should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended June 30,
	2019		2018
	(In thousands of U.S. dollars, except for percentages)
Sales	$77,316	100.0%	$88,541	100.0%
Gross Profit	$28,986	39.0%	$34,542	39.0%
Operating Expense	$27,036	35.5%	$31,413	35.5%
Income From Operations	$1,950	3.5%	$3,129	3.5%
Other Income (Expenses)	$1,278	1.0%	$875	1.0%
Income tax expense	$1,455	1.5%	$1,285	1.5%
Net Income	$1,773	3.1%	$2,719	3.1%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended June 30, 2019 and 2018.

	2019	% of total sales	2018	% of total sales	Growth (Decrease) in 2019 compared with 2018
Wholesale business	(In thousands of U.S. dollars)		(In thousands of U.S. dollars)
Mainland China	$6,491	8.4%	$9,131	10.3%	(28.9)%
Hong Kong China	6,463	8.4	7,418	8.4	(12.9)
Germany	877	1.1	899	1.0	(2.5)
United Kingdom	2,038	2.6	2,881	3.3	(29.3)
Europe-Other	4,224	5.5	5,833	6.6	(27.6)
Japan	1,311	1.7	1,881	2.1	(30.3)
United States	15,847	20.5	10,771	12.1	47.1
Total Wholesale business	37,251	48.2	38,814	43.8	(4.0)
Retail business	40,065	51.8	49,727	56.2	(19.4)
Total sales	$77,316	100.0%	$88,541	100.0%	(12.7)%

Sales for the three months ended June 30, 2019 were $77.3 million, a 12.7% decrease compared with the three months ended June 30, 2018. This decrease was primarily attributable to a 4.0% decrease in sales in our wholesale business partially and a 19.4% decrease in our retail business.

Sales generated from our wholesale business contributed 48.2% or $37.3 million of our total sales for the three months ended June 30, 2019, a 4.0% decrease compared with 43.8% or $38.8 million in the three months ended June 30, 2018. This decrease was primarily attributable to an increase in sales in United States partially offset by a decrease in sales in Hong Kong, Germany, Europe-Other, Mainland China, United Kingdom and Japan.

Sales generated from our retail business contributed 51.8% or $40.1 million of our total sales for the three months ended June 30, 2019, a 19.4% decrease compared with 56.2% or $49.7 million in the three months ended June 30, 2018. This decrease was primarily due to a decrease in the amounts of stores and same store sales.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended June 30, 2019 and 2018.

					Growth
					(Decrease) in 2019
	Three months ended June 30,				Compared
	2019		2018		with 2018
	(In thousands of U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$37,251	100.0%	$38,814	100.0%	(4.0)%
Raw Materials	16,376	44.0	16,456	42.5	(0.5)
Labor	398	1.1	396	1.0	0.6
Outsourced Production Costs	14,409	38.7	14,722	37.9	(2.1)
Other and Overhead	55	0.1	84	0.2	(35.2)
Total Cost of Sales for Wholesale	31,238	83.9	31,658	81.6	(1.3)
Gross Profit for Wholesale	6,013	16.1	7,156	18.4	(16.0)
Net Sales for Retail	40,065	100.0	49,727	100.0	(19.4)
Production Costs	10,084	25.2	13,984	28.1	(27.9)
Rent	7,008	17.5	8,357	16.8	(16.1)
Total Cost of Sales for Retail	17,092	42.7	22,341	44.9	(23.5)
Gross Profit for Retail	22,973	57.3	27,386	55.1	(16.1)
Total Cost of Sales	48,330	62.5	53,999	61.0	(10.5)
Gross Profit	$28,986	37.5%	$34,542	39.0%	(16.1)%

Raw material costs for our wholesale business were 44.0% of our total wholesale business sales in the three months ended June 30, 2019, compared with 42.5% in the three months ended June 30, 2018. The increase was mainly due to higher raw material prices.

Labor costs for our wholesale business were 1.1% of our total wholesale business sales in the three months ended June 30, 2019, compared with 1.0% in the three months ended June 30, 2018. The marginal increase was mainly due to a higher average employee salaries in 2019.

Outsourced production costs for our wholesale business for the three months ended June 30, 2019 decreased 2.1% to $14.4 million from $14.7 million for the three months ended June 30, 2018. Outsourced production costs accounted for 38.7% of our total wholesale business sales in the three months ended June 30, 2019, a 0.8% increase from the three months ended June 30, 2018. This increase in percentage was primarily attributable to higher average employee salaries at our outsourced manufacturing factories.

Overhead and other expenses for our wholesale business accounted for 0.1% of our total wholesale business sales for the three months ended June 30, 2019, compared with 0.2% of total wholesale business sales for the three months ended June 30, 2018.

Wholesale business gross profit for the three months ended June 30, 2019 was $6.0 million compared with $7.2 million for the three months ended June 30, 2018. Gross profit accounted for 16.1% of our total wholesale sales for the three months ended June 30, 2019, compared with 18.4% for the three months ended June 30, 2018. The decrease was mainly due to an increase in raw material costs and higher average employee salaries.

Production costs for our retail business were $10.1 million for the three months ended June 30, 2019 compared with $14.0 million during the three months ended June 30, 2018. Retail production costs accounted for 25.2% of our total retail sales in the three months ended June 30, 2019, compared with 28.1% for the three months ended June 30, 2018. The decrease was due to decrease in overall purchase costs.

Rent costs for our retail business for the three months ended June 30, 2019 were $7.0 million compared with $8.4 million for the three months ended June 30, 2018. Rent costs for our retail business accounted for 17.5% of our total retail sales for the three months ended June 30, 2019, compared with 16.8% for the three months ended June 30, 2018. The decrease was primarily attributable to the decline in number of stores.

Gross profit in our retail business for the three months ended June 30, 2019 was $23.0 million and gross margin was 57.3%. Gross profit in our retail business for the three months ended June 30, 2018 was $27.4 million and gross margin was 55.1%.

Total cost of sales for the three months ended June 30, 2019 was $48.3 million, a 10.5% decrease from $54.0 million for the three months ended June 30, 2018. Total cost of sales as a percentage of total sales for the three months ended June 30, 2019 was 62.5%, compared with 61.0% for the three months ended June 30, 2018. Gross margin for the three months ended June 30, 2019 was 37.5% compared with 39.0% for the three months ended June 30, 2018.

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

	Three Months Ended June 30,				Increase (Decrease) in 2019 Compared
	2019		2018		to 2018
	(In thousands of U.S. dollars, except for percentages)
Gross Profit	$28,986	37.5%	$34,542	39.0%	(16.1)%
Operating Expenses:
Selling Expenses	19,699	25.5	22,590	25.5	(12.8)
General and Administrative Expenses	7,337	9.5	8,823	10.0	(16.8)
Total	27,036	35.0	31,413	35.5	(13.9)
Income from Operations	$1,950	2.5%	$3,129	3.5%	(37.7)%

Selling expenses for the three months ended June 30, 2019 decreased 12.8% to $19.7 million from $22.6 million for the three months ended June 30, 2018. The decrease was attributable to the marketing expenses associated with the promotion of the retail brand.

General and administrative expenses for the three months ended June 30, 2019 decreased 16.8% to $7.3 million from $8.8 million for the three months ended June 30, 2018. The decrease was attributable to the decline in number of stores.

Income from Operations

Income from operations for the three months ended June 30, 2019 decreased 37.6% to $2.0 million from $3.1 million for the three months ended June 30, 2018. Income from operations for the three months ended June 30, 2019 accounted for 2.5% of our total sales, a 1.0% decrease compared with the three months ended June 30, 2018.

Interest Expense

Interest expense for the three months ended June 30, 2019 was $0.4 million, a 13.3% increase compared with the same period in 2018. The increase was due to the increase in interest rate.

Income Tax Expenses

Income tax expense was $0.7 million and $1.3 million for the three months end June 30, 2019 and 2018, respectively.

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

Perfect Dream was incorporated in the British Virgin Islands (BVI), and under the current laws of the BVI, dividends and capital gains arising from the Company’s investments in the BVI are not subject to income taxes.

Ever-Glory HK was incorporated in Samoa, and under the current laws of Samoa, has no liabilities for income taxes.

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

Net Income

Net income for the three months ended June 30, 2019 was $1.8 million, a 34.8% decrease compared with the same period in 2018. Our basic and diluted earnings per share were $0.13 and $0.19 for the three months ended June 30, 2019 and 2018, respectively.

Results of Operations for the six months ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Six Months Ended June 30,
	2019		2018
	(In thousands of U.S. Dollars, except for percentages)
Sales	$165,272	100.0%	$181,326	100.0%
Gross Profit	58,344	35.3	65,887	36.3
Operating Expense	55,573	33.6	61,313	33.8
Income From Operations	2,771	1.7	4,574	2.5
Other Income	827	0.5	773	0.4
Income tax expense	2,280	1.4	2,041	1.1
Net Income	$1,318	0.8%	$3,306	1.8%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the six months ended June 30, 2019 and 2018.

	2019	% of total sales	2018	% of total sales	Growth (Decrease) in 2019 compared with 2018
Wholesale business	(In thousands of U.S. dollars)		(In thousands of U.S. dollars)
Mainland China	$17,246	10.4%	$13,342	7.4%	29.3%
Hong Kong China	7,717	4.7	12,556	6.9	(38.5)
Germany	1,726	1.0	2,765	1.5	(37.6)
United Kingdom	2,838	1.7	5,099	2.8	(44.3)
Europe-Other	9,453	5.7	10,286	5.7	(8.1)
Japan	6,248	3.8	4,318	2.4	44.7
United States	20,125	12.2	15,704	8.6	28.1
Total Wholesale business	65,353	39.5	64,070	35.3	2.0
Retail business	99,919	60.5	117,256	64.7	(14.8)
Total sales	$165,272	100.0%	$181,326	100.0%	(8.9)%

Sales for the six months ended June 30, 2019 were $165.3 million, a decrease of 8.9% from the six months ended June 30, 2018. This decrease was primarily attributable to a 2.0% increase in sales in our wholesale business and a 14.8% decrease in our retail business.

Sales generated from our wholesale business contributed 39.5% or $65.4 million of our total sales for the six months ended June 30, 2019, an increase of 2.0% compared with 35.3% or $64.1 million in the six months ended June 30, 2018. This increase was primarily attributable to increased sales in Mainland China, Japan and the United States partially offset by decreased sales in Hong Kong China, Germany, United Kingdom and Europe-Other.

Sales generated from our retail business contributed 60.5% or $99.9 million of our total sales for the six months ended June 30, 2019, a decrease of 14.8% compared with 64.7% or $117.3 million in the six months ended June 30, 2018. This decrease was primarily due to a decrease in same store sales.

Total retail store square footage and sales per square foot for the six months ended June 30, 2019 and 2018 are as follows:

	2019	2018
Total store square footage	1,274,661	1,421,156
Number of stores	1,235	1,417
Average store size, square feet	1,032	1,003
Total store sales (in thousands of U.S. dollars)	$99,919	$117,256
Sales per square foot	$78	$83

Same store sales and newly opened store sales for the six months ended June 30, 2019 and 2018 are as follows:

	2019	2018
	(In thousands of U.S. dollars)
Sales from stores opened for a full year	$77,984	$92,898
Sales from newly opened store sales	$7,417	$11,728
Sales from e-commerce platform	$6,197	$6,989
Other*	$8,321	$5,641
Total	$99,919	$117,256

*	Primarily sales from stores that were closed in the current reporting period.

We remodeled or relocated 250 stores in 2018, and 39 stores during the six months ended June 30, 2019. We plan to relocate or remodel 100-150 stores in 2019. Remodels and relocations typically drive incremental same-store sales growth. A relocation typically results in an improved, more visible and accessible location, and usually includes increased square footage. We believe we will continue to have opportunities for additional remodels and relocations beyond 2018.  Same-store sales are calculated based upon stores that were open at least 12 full fiscal months in each reporting period and remain open at the end of each reporting period.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the six months ended June 30, 2019 and 2018.

					Growth
					(Decrease) in 2019
	Six months ended June 30,				Compared
	2019		2018		with 2018
	(In thousands of U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$65,353	100.0%	$64,071	100.0%	2.0%
Raw Materials	27,685	42.3	26,724	41.7	3.6
Labor	705	1.1	781	1.2	(9.7)
Outsourced Production Costs	24,279	37.2	23,447	36.6	3.6
Other and Overhead	113	0.2	157	0.3	(27.5)
Total Cost of Sales for Wholesale	52,782	80.8	51,109	79.8	3.3
Gross Profit for Wholesale	12,571	19.2	12,962	20.2	(3.0)
Net Sales for Retail	99,919	100.0	117,255	100.0	(14.8)
Production Costs	34,286	34.3	40,055	34.2	(14.4)
Rent	19,860	19.9	24,275	20.7	(18.2)
Total Cost of Sales for Retail	54,146	54.2	64,330	54.9	(15.8)
Gross Profit for Retail	45,773	45.8	52,925	45.1	(13.5)
Total Cost of Sales	106,928	64.7	115,439	63.7	(7.4)
Gross Profit	$58,344	35.3%	$65,887	36.3%	(11.4)%

Raw material costs for our wholesale business were 42.3% of our total wholesale business sales in the six months ended June 30, 2019, compared with 41.7% in the six months ended June 30, 2018. The increase was mainly due to higher cost of raw materials.

Labor costs for our wholesale business were 1.1% of our total wholesale business sales in the six months ended June 30, 2019, compared with 1.2% in the six months ended June 30, 2018. The marginal decrease was mainly due to a lower number of outsourced orders in first half of 2019.

Outsourced production costs for our wholesale business were 37.2% of our total sales in the six months ended June 30, 2019, compared with 36.6% in the six months ended June 30, 2018. This increase was primarily attributable to higher average employee salaries at our outsourced manufacturing factories.

Overhead and other expenses for our wholesale business accounted for 0.2% and 0.3% of our total sales for the six months ended June 30, 2019 and 2018, respectively.

Gross profit for our wholesale business for the six months ended June 30, 2019 was $12.6 million, a 3.0% decrease compared with the six months ended June 30, 2018. As a percentage of total wholesale business sales, gross profit was 19.2% of our total wholesale business sales for the six months ended June 30, 2019, compared with 20.2% for the six months ended June 30, 2018. The decrease was mainly due to increased raw materials costs and higher average employee salaries.

Production costs for our retail business for the six months ended June 30, 2019 were $34.3 million compared with $40.1 million for the six months ended June 30, 2018. As a percentage of our total retail sales, production costs were 34.3% of our total retail sales for the six months ended June 30, 2019, compared with 34.2% for the six months ended June 30, 2018. The decrease was due to decrease in overall purchase costs.

Rent costs for our retail business for the six months ended June 30, 2019 were $19.9 million compared with $24.3 million for the six months ended June 30, 2018. As a percentage of total retail sales, rent costs were 19.9% of our total retail sales for the six months ended June 30, 2019 compared with 20.7% for the six months ended June 30, 2018. The decrease was primarily attributable to decline in number of stores.

Gross profit for our retail business for the six months ended June 30, 2019 was $45.8 million compared with $52.9 million for the six months ended June 30, 2018. Gross margin for our retail business for the six months ended June 30, 2019 was 45.8% compared with 45.1% for the six months ended June 30, 2018.

Total cost of sales for the six months ended June 30, 2019 was $106.9 million, a 7.4% decrease compared with the six months ended June 30, 2018. As a percentage of total sales, total costs were 64.7% of total sales for the six months ended June 30, 2019, compared with 63.7% for the six months ended June 30, 2018. Total gross margin for the six months ended June 30, 2019 was 35.3% compared with 36.3% for the six months ended June 30, 2018.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. For our wholesale business, purchases from our two largest suppliers represented approximately 15.7% and 16.5% of raw material purchases for the six months ended June 30, 2019 and 2018, respectively. No one supplier provided more than 10.0% of our raw material purchases for the six months ended June 30, 2019 and 2018. For our retail business, purchases from our two largest suppliers represented approximately 63.3% and 55.1% of raw material purchases for the six months ended June 30, 2019 and 2018, respectively. One supplier provided approximately 32.2% and 31.2% of our total purchases for the six months ended June 30, 2019 and 2018, respectively. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

We also purchase finished goods from contract manufacturers. For our wholesale business, purchases from our five largest contract manufacturers represented approximately 29.4% and 28.9% of finished goods purchases for the six months ended June 30, 2019 and 2018, respectively. No manufacturer provided more than 10% of our finished goods purchases for the six months ended June 30, 2019 and 2018. For our retail business, our five largest contract manufacturers represented approximately 23.2% and 16.4% of finished goods purchases for the six months ended June 30, 2019 and 2018, respectively. No manufacturer provided more than 10% of our finished goods purchases for the six months ended June 30, 2019 and 2018. We have not experienced difficulty in obtaining finished products from our contract manufacturers and we believe we maintain good relationships with our contract manufacturers.

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

	Six months ended June 30,				Increase (Decrease) in 2019 Compared
	2019		2018		to 2018
	(In thousands of U.S. dollars, except for percentages)
Gross Profit	$58,344	35.3%	$65,887	36.3%	(11.4)%
Operating Expenses:
Selling Expenses	40,706	24.6	44,817	24.7	(9.2)
General and Administrative Expenses	14,867	9.0	16,496	9.1	(9.9)
Total	55,573	33.6	61,313	33.8	(9.4)
Income from Operations	$2,771	1.7%	$4,574	2.5%	(39.4)%

Selling expenses for the six months ended June 30, 2019 were $40.7 million, a 9.2% decrease compared with the six months ended June 30, 2018. The decrease was attributable to the marketing expenses associated with the promotion of the retail brand.

General and administrative expenses for the six months ended June 30, 2019 were $14.9 million a 9.9% decrease compared with the six months ended June 30, 2018. As a percentage of total sales, general and administrative expenses accounted for 9.0% of total sales for the six months ended June 30, 2019, compared with 9.1% of total sales for the six months ended June 30, 2018. The decrease was attributable to the decline in number of stores.

Income from Operations

Income from operations for the six months ended June 30, 2019 was $2.8 million, a 39.4% decrease from $4.6 million for the six months ended June 30, 2018. This decrease was due to increased expenses.

Interest Expense

Interest expense was $0.8 million and $0.9 million for the six months ended June 30, 2019 and 2018, respectively. The decrease was due to the decreased bank loans.

Income Tax Expense

Income tax expense for the six months ended June 30, 2019 was $2.3 million, an 11.7% increase compared to the same period of 2018. The increase was primarily due to deferred tax asset valuation allowance which resulted in a slightly higher income tax expense.

Net Income

Net income for the six months ended June 30, 2019 was $1.3 million, a decrease of 60.1% compared with the same period in 2018. Basic and diluted earnings per share were $0.09 and $0.24 for the six months ended June 30, 2019 and 2018, respectively.

Summary of Cash Flows

Summary cash flows information for the six months ended June 30, 2019 and 2018 is as follows:

	2019	2018
	(In thousands of U.S. dollars)
Net cash used in operating activities	$(9,785)	$(10,655)
Net cash used in investing activities	$(4,082)	$(6,295)
Net cash used in financing activities	$(889)	$(8,600)

Net cash used in operating activities was $9.8 million for the six months ended June 30, 2019, compared with $10.7 million net cash used in operating activities during the six months ended June 30, 2018. The decrease was primarily due to decrease in inventory and decrease in accounts receivable.

Net cash used in investing activities was $4.1 million for the six months ended June 30, 2019, compared with $6.3 million used during the six months ended June 30, 2018. This decrease was mainly due to the decreased in purchase of property and equipment and remodeling expenditure in 2019.

Net cash used in financing activities was $0.9 million for the six months ended June 30, 2019, compared with $8.6 million net cash provided during the six months ended June 30, 2018. During the six months ended June 30, 2019, we repaid $19.9 million of bank loans and received bank loan proceeds of $16.3 million. Also, under the counter-guarantee agreement, we received $8.1 million from and $5.5 million paid to the related party during the six months ended June 30, 2019.

Liquidity and Capital Resources

As of June 30, 2019, we had cash and cash equivalents of $34.5 million, other current assets of $146.5 million and current liabilities of $138.4 million. We presently finance our operations primarily from cash flows from operations and borrowings from banks, and we anticipate that these will continue to be our primary source of funds to finance our short-term cash needs.

Bank Loans

In December 2016, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $8.7 million (RMB60.0 million). These loans are collateralized by the Company’s property and equipment. As of June 30, 2019, Goldenway had borrowed $5.8 million (RMB 40.0 million) under this line of credit with an annual interest rate of 3.92% and due on November 2019. As of June 30, 2019, approximately $2.9 million was unused and available under this line of credit.

In November 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $14.6 million (RMB100.0 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of June 30, 2019, Ever-Glory Apparel had borrowed $5.8 million (RMB 40.0 million) under this line of credit with annual interest rates ranging from 4.57% to 4.70% and due on July 2019. As of June 30, 2019, approximately $8.8 million was unused and available under this line of credit.

In August 2018, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.3 million (RMB50.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of June 30, 2019, approximately $7.3 million was unused and available under this line of credit.

In August 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $8.7 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of June 30, 2019, Ever-Glory Apparel had borrowed $5.8 million (RMB40.0 million) from Nanjing Bank with an annual interest rates 5.0% and due on variable dates from September 2019 to June 2020. As of June 30, 2019, approximately $2.9 million was unused and available under this line of credit.

In May 2018, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $2.9 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of June 30, 2019, approximately $2.9 million was unused and available under this line of credit.

In June 2018, LA GO GO entered into a line of credit agreement for approximately $2.9 million (RMB20.0 million) with China Minsheng Bank and guaranteed by Ever-Glory Apparel and Mr. Kang. As of June 30, 2019, LA GO GO had borrowed $2.9 million (RMB20.0 million) from China Minsheng Bank with an annual interest rate of 4.79% and due in October 2019.

In November 2018, LA GO GO entered into a line of credit agreement for approximately $2.9 million (RMB19.9 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Jiangsu LAGOGO. As of June 30, 2019, LA GO GO had borrowed $2.9 million (RMB19.9 million) from the Bank of Communications with an annual interest rate 4.57% and due on variable dates from November 2019 to January 2020.

In July 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $2.9 million (RMB20.0 million) with the Shanghai Pudong Development Bank and guaranteed by Goldenway. As of June 30, 2019, Ever-Glory Apparel had borrowed $2.6 million (RMB18.0 million) from the Shanghai Pudong Development Bank with an annual interest rate 4.57% and due on date November 2019. As of June 30, 2019, approximately $0.3 million was unused and available under this line of credit.

In March 2019, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $2.5 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of June 2019, Ever-Glory Apparel had borrowed $0.2 million from HSBC with an annual interest rate of 3.2% and due in September 2019, and collateralized by approximately $0.1 million of accounts receivable from our wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of June 30, 2019, approximately $2.3 million was unused and available under this line of credit.

All loans have been repaid before or at maturity date.

Derivative Financial Instruments

Foreign currency swap contracts

The Company entered two foreign currency swap contracts with two banks during 2018. Due to the demand of financial management for daily operation, Ever-Glory Apparel entered into a foreign currency swap contract to exchange $6.0 million for equivalent RMB with Bank of China in May and entered into a foreign currency swap contract to exchange $3.0 million for equivalent RMB with Industrial and Commercial Bank of China in June. The terms of two foreign currency contracts are both six months. Ever-Glory Apparel and the banks swapped two currencies by same pre-determined exchange rate at the beginning and end of the contracts. During the period, the Company pays annual interest of 1.43% for the RMB received and receives 0 interest for the USD exchanged. If the Company failed to execute the exchange at the expiration of contracts, the banks would sell the USD at the market rate then the difference in RMB will be converted into bank loan for the Company. As of June 30, 2018, the fair value of principal amounts are included in other receivable ($9.0 million plus unrealized gain) and other payables (equivalent RMB payables) in the consolidated balance sheets, and unrealized gain of $0.27 million for the six months ended June 30, 2018 is recognized in the income from operations. As of June 30, 2019, there are no currency swap contracts.

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

As of June 30, 2019, the Company had one outstanding forward foreign exchange contracts (sell USD dollars for RMB), with total notional amount of $10.0 million. The fair value of this contract at June 30, 2019 was not significant.

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

As of June 30, 2019, we had access to approximately $53.4 million in lines of credit, of which approximately $27.4 million was unused and available. These credit facilities do not include any covenants. We have agreed to provide Jiangsu Ever-Glory a counter-guarantee of not less than 70% of the maximum aggregate lines of credit and borrowings guaranteed by Jiangsu Ever-Glory and collateralized by the assets of Jiangsu Ever-Glory and its equity investee, Nanjing Knitting, under agreements executed between the Company, Jiangsu Ever-Glory, Nanjing Knitting, and the banks. The maximum aggregate lines of credit and available borrowings was approximately $33.5 million (RMB 230.0 million) and approximately $7.3 million (RMB 50.0 million) was provided to Jiangsu Ever-Glory as the counter guarantee as of June 30, 2019.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004, the exchange rate of RMB to the dollar remained constant at RMB 8.26 to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from RMB 8.26 to 8.09 to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of June 30, 2019, the market foreign exchange rate had increased to RMB 6.87 to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future and will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Haian Taixin, Ever-Glory Apparel, Taixin, He Meida, Huirui, Shanghai LA GO GO, Yalan, Shanghai Yiduo, Tianjin LA GO GO and Jiangsu LA GO GO (whose functional currency is RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain (loss) for the three and six months ended June 30, 2019 and 2018 was ($2.49) million, $1.49 million, ($6.09) million and ($2.07) million, respectively.

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

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended June 30, 2019. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were operating effectively.

Changes in Internal Control Over Financial Reporting

Other than described above, during the second quarter of 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Securities Authorized for Issuance under Equity Incentive Plans

The following table presents information regarding equity instruments outstanding under our 2014 Equity Incentive Plan as of June 30, 2019:

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

August 13, 2019	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jiansong Wang
Jiansong Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)