Form 10-Q
period 2019-09-30
Ever-Glory International Group, Inc.
filed 2019-11-13
CIK 943184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act

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

Securities registered under Section 12(g) of the Act:  None.

As of November 13, 2019, 14,801,770  shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

EVER-GLORY INTERNATIONAL GROUP, INC.

FORM 10-Q

INDEX

		Page Number

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS		ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 (unaudited)	1

	Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2019 and 2018 (unaudited)	2

	Condensed Consolidated Statements of Equity for The Three and Nine Months Ended September 30, 2019 and 2018 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018 (unaudited)	4

	Notes to the Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION		36

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Mine Safety Disclosure	36

Item 5.	Other Information	36

Item 6.	Exhibits	37

SIGNATURES		38

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

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018 (UNAUDITED)

	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$45,837	$47,012
Accounts receivable, net	83,863	86,527
Inventories	65,288	65,929
Advances on inventory purchases	9,358	6,420
Value added tax receivable	3,799	2,580
Other receivables and prepaid expenses	7,563	10,204
Amounts due from related parties	123	192
Total Current Assets	215,831	218,864

NONCURRENT ASSETS
Intangible assets, net	4,711	4,962
Property and equipment, net	27,615	28,445
Operating lease right-of-use assets	35,226	-
Deferred tax assets	1,862	-
Total Non-Current Assets	69,414	33,407
TOTAL ASSETS	$285,245	$252,271

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank loans	$35,492	$29,497
Accounts payable	77,172	78,412
Accounts payable and other payables – related parties	4,355	4,756
Other payables and accrued liabilities	15,230	21,958
Value added and other taxes payable	530	2,569
Income tax payable	2,249	1,569
Current operating lease liabilities	26,757	-
Total Current Liabilities	161,785	138,761

NONCURRENT LIABILITIES
Deferred tax liabilities	-	354
Non-current operating lease liabilities	8,504	-
TOTAL LIABILITIES	170,289	139,115

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Stockholders’ equity:
Preferred stock ($0.001 par value, authorized 5,000,000 shares, no shares issued and outstanding)	-	-
Common stock ($0.001 par value, authorized 50,000,000 shares, 14,801,770 and 14,798,198 shares issued and outstanding As of September 30, 2019 and December 31, 2018, respectively)	15	15
Additional paid-in capital	3,640	3,627
Retained earnings	106,173	105,914
Statutory reserve	19,083	19,083
Accumulated other comprehensive income	(5,822)	(3,578)
Amounts due from related party	(6,648)	(10,354)
Total equity attributable to stockholders of the Company	116,441	114,707
Noncontrolling interest	(1,485)	(1,551)
Total Equity	114,956	113,156
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$285,245	$252,271

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES CONDENSED

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
NET SALES	$113,326	$125,480	$278,598	$306,806
COST OF SALES	88,967	95,419	195,895	210,858

GROSS PROFIT	24,359	30,061	82,703	95,948

OPERATING EXPENSES
Selling expenses	17,944	17,588	58,651	62,405
General and administrative expenses	7,584	8,519	22,450	25,015
Total Operating Expenses	25,528	26,107	81,101	87,420

(LOSS)INCOME FROM OPERATIONS	(1,169)	3,954	1,602	8,528

OTHER INCOME (EXPENSES)
Interest income	215	307	699	1,003
Interest expense	(265)	(278)	(1,036)	(1,202)
Other income	502	101	1,616	1,102
Total Other Income, Net	452	130	1,279	903

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(717)	4,084	2,881	9,431
Income tax expense	(387)	(908)	(2,667)	(2,949)

NET (LOSS) INCOME	(1,104)	3,176	214	6,482

Net loss attributable to the non-controlling interest	28	140	46	425
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	(1,076)	3,316	260	6,907

NET (LOSS) INCOME	$(1,104)	$3,176	$214	$6,482

Foreign currency translation (loss) gain	(3,729)	(3,674)	(2,244)	(5,742)
Unrealized loss of derivative contracts designated as cash flow hedge	-	(614)	-	(1,083)
COMPREHENSIVE (LOSS) INCOME	(4,833)	(1,112)	(2,030)	(343)

Comprehensive (loss) income attributable to the non-controlling interest	15	57	67	366
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(4,818)	$(1,055)	$(1,963)	$23

EARNINGS PER SHARE ATTRIBUTABLE TO THE COMPANY’S STOCKHOLDERS
Basic and diluted	$(0.07)	$0.22	$0.02	$0.47
Weighted average number of shares outstanding Basic and diluted	14,801,770	14,798,198	14,801,770	14,796,527

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

			Additional	Retained Earnings		Accumulated other	Amounts due from	Total equity attributable to stockholders	Non-
	Common Stock		paid-in		Statutory	Comprehensive	related	of the	controlling	Total
	Shares	Amount	capital	Unrestricted	reserve	income	party	Company	Interest	equity
Balance at January 1, 2019	14,798,198	$15	$3,627	$105,914	$19,083	$(3,578)	$(10,354)	$114,707	(1,551)	$113,156

Stock issued for compensation	1,942	0.004	8	-	-	-	-	8		8
Net income (loss)	-	-	-	(521)	-	-	-	(521)	66	(455)
Net cash received from related party under counter guarantee agreement	-	-	-	-	-	-	1,101	1,101	-	1,101
Foreign currency translation gain						3,972	-	3,972	34	4,006
Balance at March 31, 2019	14,800,140	15	3,635	105,393	19,083	394	(9,253)	119,267	(1,451)	117,816
Net income (loss)				1,856				1,856	(83)	1,773
Net cash received from related party under counter guarantee agreement							1,390	1,390		1,390
Foreign currency translation loss						(2,487)		(2,487)	34	(2,453)
Balance at June 30, 2019	14,800,140	$15	$3,635	$107,249	$19,083	$(2,093)	$(7,863)	$120,026	(1,500)	$118,526
Stock issued for compensation	1,630	0.002	5					5		5

Net income (loss)				(1,076)				(1,076)	(28)	(1,104)
Net cash advanced to related party under counter guarantee agreement							1,215	1,215		1,215
Foreign currency translation loss						(3,729)		(3,729)	43	(3,686)
Balance at September 30, 2019	14,801,770	$15	$3,640	$106,173	$19,083	$(5,822)	$(6,648)	$116,441	(1,485)	$114,956

			Additional	Retained Earnings		Accumulated other	Amounts due from	Total equity attributable to stockholders	Non-
	Common Stock		paid-in		Statutory	Comprehensive	related	of the	controlling	Total
	Shares	Amount	capital	Unrestricted	reserve	income	party	Company	Interest	equity
Balance at January 1, 2018	14,795,992	$15	$3,620	$95,195	$17,794	$2,585	$(15,449)	$103,760	(1,062)	$102,698

Net income (loss)	-	-	-	815	-	-	-	815	(228)	587
Net cash paid to related party under counter guarantee agreement	-	-	-	-	-	-	(8,479)	(8,479)	-	(8,479)
Foreign currency translation gain(loss)						4,023	-	4,023	(42)	3,981
Balance at March 31, 2018	14,795,992	15	3,620	96,010	17,794	6,608	(23,928)	100,119	(1,332)	98,787
Net income (loss)				2,776				2,776	(57)	2,719
Net cash advanced to related party under counter guarantee agreement							2,339	2,339		2,339
Foreign currency translation loss						(6,656)		(6,656)	70	(6,586)
Balance at June 30, 2018	14,795,992	$15	$3,620	$98,786	$17,794	$(48)	$(21,589)	$98,578	(1,319)	$97,259
Stock issued for compensation	2,206		7					7		7
Net income (loss)				3,316				3,316	(140)	3,176
Net cash advanced to related party under counter guarantee agreement							1,337	1,337		1,337
reign currency translation loss						(4,192)		(4,192)	31	(4,161)
Balance at September 30, 2018	14,798,198	$15	$3,627	$102,102	$17,794	$(4,240)	$(20,252)	$99,046	(1,428)	$97,618

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$214	$6,482
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,824	6,523
Loss from sale of property and equipment	16	102
Provision of bad debt allowance	820	-
Provision for obsolete inventories	3,846	2,697
Deferred income tax	(2,388)	(1,706)
Stock-based compensation	12	7
Changes in operating assets and liabilities
Accounts receivable	312	(15,012)
Inventories	(4,979)	(32,831)
Value added tax receivable	(281)	430
Other receivables and prepaid expenses	3,738	(19,792)
Advances on inventory purchases	(3,214)	(8,199)
Amounts due from related parties	16	4
Accounts payable	6,253	29,547
Accounts payable and other payables- related parties	(692)	153
Other payables and accrued liabilities	(10,594)	14,054
Value added and other taxes payable	(4,120)	(3,892)
Income tax payable	746	311
Net cash used in operating activities	(3,471)	(21,122)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(6,555)	(9,144)
Net cash used in investing activities	(6,555)	(9,144)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	42,570	39,872
Repayment of bank loans	(35,620)	(40,225)
Repayment of loans from related party	10,692	3,232
Advances to related party	(6,755)	(8,183)
Net cash used in financing activities	10,887	(5,304)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(650)	(2,827)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	211	(38,397)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	47,012	62,876

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$47,223	$24,479

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$1,036	$1,202
Income taxes	$4,196	$4,427

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

The Company’s wholesale operations are provided primarily through the Company’s wholly-owned PRC subsidiaries, Goldenway Nanjing Garments Co. Ltd. (“Goldenway”), Nanjing Catch-Luck Garments Co. Ltd. (“Catch-Luck”), Nanjing New-Tailun Garments Co. Ltd (“New-Tailun”), Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”), Chuzhou Huirui Garments Co. Ltd. (“Huirui”), Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”) and Haian Tai Xin Garments Trading Company Limited (“Haian Taixin”), and the Company’s wholly-owned Samoa subsidiary, Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”) and Ever-Glory Supply Chain Service Co., Limited (“Ever-Glory Supply Chain”).  The Company’s retail operations are provided through its wholly- owned subsidiaries, Shanghai LA GO Fashion Company Limited (“Shanghai LA GO GO”), Jiangsu LA GO Fashion Company Limited (“Jiangsu LA GO GO”), Tianjin LA GO Fashion Company Limited (“Tianjin LA GO GO”), Shanghai Ya Lan Fashion Company Limited (“Ya Lan”), Shanghai Yiduo Fashion Company Limited (“Shanghai Yiduo”) and Xizang He Meida Trading Company Limited (“He Meida”).

In March 2019, the Company incorporated Haian Tai Xin Garments Trading Company Limited (“Haian Tai Xin”) and it is the Company’s wholly-owned PRC subsidiary. Haian Tai Xin is engaged in the business of garments manufacturing.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of September 30, 2019, the condensed consolidated statements of income and comprehensive income (loss) and condensed consolidated statements of equity for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements.

Wholesale revenues are generally higher in the third and fourth fiscal quarters, while retail revenues are generally higher in the first and fourth fiscal quarters. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of September 30, 2019 and 2018, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions that management considers to be of a high quality.

As of September 30, 2019, the Company has one derivative liability subjects to recurring fair value measurement (Level 2) with the change in fair value recognized in earnings (Note 5).

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

Income Taxes

ASC 740 states “Deferred tax assets are recognized in full and then reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be recognized.” A deferred tax asset is a tax reduction whose recognition is delayed due to deductible temporary differences and loss carryforwards. This can result in a change in taxes payable or refundable in future periods. A business should create a valuation allowance for a deferred tax asset if there is a more than 50% probability that the company will not realize some portion of the asset. Any changes to this allowance are to be recorded within income from continuing operations on the income statement. The need for a valuation allowance is especially likely if a business has a history of letting various loss carryforwards expire unused, or it expects to incur losses in the next few years.

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

NOTE 3 INVENTORIES

Inventories at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
	(In thousands of U.S. Dollars)
Raw materials	$995	$6,805
Work-in-progress	13,542	3,308
Finished goods	50,751	55,816
Total inventories	$65,288	$65,929

NOTE 4 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short term bank loans consisted of the following as of September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
Bank	(In thousands of U.S. Dollars)
Industrial and Commercial Bank of China	$18,382	$14,540
Nanjing Bank	9,191	5,089
China Minsheng Bank	2,828	2,908
Bank of Communications	2,814	2,893
Shanghai Pudong Development Bank	-	2,613
China Everbright Bank	-	1,454
HSBC	2,277	-
	$35,492	$29,497

In December 2016, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $8.5 million (RMB60.0 million). These loans are collateralized by the Company’s property and equipment. As of September 30, 2019, Goldenway had borrowed $5.7 million (RMB 40.0 million) under this line of credit with an annual interest rate of 3.92% and due on November 2019. As of September 30, 2019, approximately $2.8 million was unused and available under this line of credit.

In November 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $14.1 million (RMB100.0 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of September 30, 2019, Ever-Glory Apparel had borrowed $12.7 million (RMB 90.0 million) under this line of credit with annual interest rates ranging from 4.57% to 4.70% and due on various dates from October 2019 to May 2020. As of September 30, 2019, approximately $1.4 million was unused and available under this line of credit.

In August 2018, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.1 million (RMB50.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of September 30, 2019, approximately $7.1 million was unused and available under this line of credit.

In August 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $8.5 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of September 30, 2019, Ever-Glory Apparel had borrowed $7.1 million (RMB50.0 million) from Nanjing Bank with an annual interest rate 5.0% and due on various dates from December 2019 to June 2020. As of September 30, 2019, approximately $1.4 million was unused and available under this line of credit.

In May 2018, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $2.8 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of September 30, 2019, LA GO GO had borrowed $2.1 million (RMB15.0 million) from Nanjing Bank with an annual interest rate 5.2% and due on June 2020. As of September 30, 2019, approximately $0.7 million was unused and available under this line of credit.

In June 2018, LA GO GO entered into a line of credit agreement for approximately $2.8 million (RMB20.0 million) with China Minsheng Bank and guaranteed by Ever-Glory Apparel and Mr. Kang. As of September 30, 2019, LA GO GO had borrowed $2.8 million (RMB20.0 million) from China Minsheng Bank with an annual interest rate of 4.79% and due in October 2019.

In November 2018, LA GO GO entered into a line of credit agreement for approximately $2.8 million (RMB19.9 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Jiangsu LAGOGO. As of September 30, 2019, LA GO GO had borrowed $2.8 million (RMB19.9 million) from the Bank of Communications with an annual interest rate 4.57% and due on variable dates from November 2019 to January 2020.

In July 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $2.8 million (RMB20.0 million) with the Shanghai Pudong Development Bank and guaranteed by Goldenway. As of September 30, 2019, approximately $2.8 million was unused and available under this line of credit.

In March 2019, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $2.5 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of September 2019, Ever-Glory Apparel had collateralized approximately $2.3 million of accounts receivable from our wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of September 30, 2019, approximately $0.2 million was unused and available under this line of credit.

All loans have been repaid before or at maturity date.

Total interest expense on bank loans amounted to $1.0 million and $1.2 million for the nine months ended September 30, 2019 and 2018, respectively, and $0.2 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively.

NOTE 5 Derivative Financial Instruments

Foreign currency swap contracts

During 2018, the Company had entered into four foreign currency swap contracts with three banks. Due to the increased demand of effective control on financial management for daily operations, Ever-Glory Apparel had entered into different foreign currency swap contracts to exchange $6.0 million for equivalent RMB with Bank of China in May, entered into a foreign currency swap contract to exchange $3.0 million for equivalent RMB with Industrial and Commercial Bank of China in June and entered into a foreign currency swap contract to exchange $6.0 million and $4.0 million for equivalent RMB with Shanghai Pudong Development Bank in July. The terms of the three foreign currency contracts are both six months and the contract of $4.0 million with Shanghai Pudong Development Bank is three months. Ever-Glory Apparel and the banks swapped two currencies by same pre-determined exchange rate at the beginning and end of the contracts. During the period, the Company pays annual interest of 1.43% for the RMB received and receives 0 interest for the USD exchanged with the Bank of China and Industrial and Commercial Bank of China. The company pays annual interest of 0.98% for the RMB received and receives 0.0001% interest for the USD exchanged with Shanghai Pudong Development Bank. If the Company failed to execute the exchange at the expiration of contracts, the banks would sell the USD at the market rate then the difference in RMB will be converted into bank loan for the Company. As of December 31, 2018, the fair value of principal amounts are included in other receivable ($4.0 million plus unrealized gain) and other payables (equivalent RMB payables) in the consolidated balance sheets, and unrealized gain of $0.2 million for the year ended December 31, 2018 is recognized in the income from operations.

In September 2019, Ever-Glory Apparel entered into a 15-day foreign currency swap contract with Industrial and Commercial Bank of China. The Company agreed to exchanged $4.9 million for EUR on September 26 and then to re-exchange these currencies on the swap maturity date of October 8, 2019. As of September 30, 2019, the unrealized foreign currency exchange gain of the asset was $2.6 thousands. The final realized gain is $4.1 thousands in October 2019.

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

As of September 30, 2019, the Company had one outstanding forward foreign exchange contracts (sell USD dollars for RMB), with total notional amount of $8.0 million. The unrealized gain of this contract at September 30, 2019 was $58.6 thousands.

NOTE 6 LEASES

The Company recognized operating lease liabilities and operating lease right-of-use assets on its balance sheets. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The company has leases with fixed payments for land-use-rights, warehouses and logistics centers, flagship stores, and leases with variable payments for stores within shopping malls (“shopping mall stores”) in the PRC, which are classified as operating leases. Options to extend or renew are recognized as part of the lease liabilities and recognized as right of use assets. There are no residual value guarantees and no restrictions or covenants imposed by the leases.

The followings are lists of leases: (i) the terms of Shanghai LAGOGO land use right and buildings are 34 years; (ii) the terms of Kunshan logistics center and Chuzhou logistics center are 5 years; (iii) the terms of flagship stores are 3 years. The lease term for shopping mall stores is commonly one year with options to extend or renew, and the rent is predetermined with a percentage of sales. The Company estimates the next 12 months rent for the shopping mall stores by annualizing current period rent calculated with the percentage of sales. Thus, the ROU assets and lease liabilities may vary significantly at different period ends.

In the nine months ended September 30, 2019, the costs of the leases recognized in cost of revenues and general administrative expenses are $5.9 and $0.6 million, respectively. Cash paid for the operating leases including in the operating cash flows was $6.5 million. As of September 30, 2019, the Company has $35.2 million of right-of-use assets, $26.8 million in current operating lease liabilities and $8.4 million in non-current operating lease liabilities as of September 30, 2019.

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

After the tax assets and liabilities adjustment resulted from the reevaluation of the Company’s tax position (resulting in the company allocating substantially all of the earnings of the Samoan subsidiary to the PRC and reporting such earnings as taxable in the PRC), pre-tax income (loss) for the three and nine months ended September 30, 2019 and 2018 was taxable in the following jurisdictions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands of U.S. Dollars)
PRC	$(714)	$4,084	$2,891	$9,445
Others	(3)	-	(10)	(14)
	$(717)	$4,084	$2,881	$9,431

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three and nine months ended September 30, 2019 and 2018:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
PRC statutory rate	25.0%	25.0%	25.0%	25.0%
Net operating losses	0.2	18.5	78.0	8.1
Other	(79.1)	(21.3)	(10.5)	(1.8)
Effective income tax rate	(53.9)%	22.2%	92.5%	31.3%

Income tax expense for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Current	$387	$1,853	$2,377	$4,737
Deferred	-	(945)	290	(1,788)
Income tax expense	$387	$908	$2,667	$2,949

The Company’s deferred tax liabilities arise from differences between US GAAP and PRC tax accounting for certain revenue and expense items, including timing of deduction of losses from allowances.

The Company has not recorded U.S. deferred income taxes on approximately $104.3 million of its non-U.S. subsidiaries’ undistributed earnings because such amounts are intended to be reinvested outside the United States indefinitely. The U.S. Tax Reform signed into law on December 22, 2017 significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, no deferred tax expense (income) relating to the Tax Act changed for the three and nine months ended September 30, 2019.

NOTE 8 EARNINGS PER SHARE

The following demonstrates the calculation for earnings per share for the three and nine months ended September 30, 2019 and 2018:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Weighted average number of common shares – Basic and diluted	14,801,770	14,798,198	14,801,770	14,796,527
Earnings per share – Basic and diluted	$(0.07)	$0.22	$0.02	$0.47

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

On July 26, 2019, the Company issued 1,630 shares of Company’s common stock to two of the Company’s independent directors as compensation for their services rendered during the first and second quarter of 2019. The shares issued in 2019 were valued at $3.04 per share, which was the average market price of the common stock for the five days before the grant date.

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

Other income from Related Parties

Jiangsu Wubijia Trading Company Limited (“Wubijia”) is an entity engaged in high-grade home goods sales and is controlled by Mr. Kang. Wubijia has sold their home goods on consignment in certain Company’s retail stores since the third quarter of 2014. During the three and nine months ended September 30, 2019 and 2018, the Company received $10,868, $56,523, $17,961 and $69,502 from the customers and paid $10,935, $50,021, $18,077 and $57,395 to Wubijia through the consignment, respectively. The net income (loss) of ($67), $6,503, ($117) and $12,106 was recorded as other income (expenses) during the three and nine months ended September 30, 2019 and 2018, respectively.

Other expenses due to Related Parties

Included in other expenses for the three and nine months ended September 30, 2019 and 2018 are rent costs due to entities controlled by Mr. Kang under operating lease agreements as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands of U.S. Dollars)
Chuzhou Huarui	52	48	140	157
Kunshan Enjin	22	11	66	38
Total	$74	$59	$206	$195

The Company leases Chuzhou Huarui and Kunshan Enjin’s warehouse spaces because the locations are convenient for transportation and distribution.

Purchases from and Sub-contracts with Related Parties

In addition, sub-contracts with related parties included in cost of sales for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands of U.S. Dollars)
Chuzhou Huarui	$1,197	$653	$4,664	$2,526
Fengyang Huarui	1,071	911	1,619	1,962
Nanjing Ever-Kyowa	342	392	1,097	1,067
Ever-Glory Vietnam	4,689	6,754	9,737	11,928
Nanjing Knitting	339	-	939	-
EsCeLav	28	10	129	31
Jiangsu Ever-Glory	345	664	815	685
	$8,011	$9,384	$19,000	$18,199

Accounts Payable – Related Parties

The accounts payable to related parties at September 30, 2019 and December 31, 2018 are as follows:

	2019	2018
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$1,920	1,863
Fengyang Huarui	388	622
Nanjing Ever-Kyowa	279	580
Chuzhou Huarui	1,142	888
Nanjing Knitting	146	171
Jiangsu Ever-Glory	480	632
Total	$4,355	$4,756

Amounts Due From Related Parties-current assets

The amounts due from related parties at September 30, 2019 and December 31, 2018 are as follows:

	2019	2018
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$123	$122
Esc’elav	-	70
Total	$123	$192

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. During three and nine months ended September 30, 2019 and 2018, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices.  The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at a cost of $0.8 million, $0.8 million, $0.4 million and $0.7 million during the three and nine months period ended September 30, 2019 and 2018, respectively. Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at a cost of $0 million, $0.1 million, $0.3 million and $0.4 million during the three and nine months ended September 30, 2019 and 2018, respectively.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of September 30, 2019 and December 31, 2018, Jiangsu Ever-Glory has provided guarantees for approximately $32.5 million (RMB 230 million) and $33.4 million (RMB 230 million) of lines of credit obtained by the Company, respectively. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $29.1 million (RMB 205.5 million) and $29.9 million (RMB 205.5 million) as of September 30, 2019 and December 31, 2018, respectively. Mr. Kang has also provided a personal guarantee for $16.4 million (RMB 117.7 million) and $14.5 million (RMB 100.0 million) as of September 30, 2019 and December 31, 2018, respectively.

At December 31, 2018, $9.9 million (RMB 68.2 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the nine months ended September 30, 2019, an additional $6.8 million (RMB 46.3 million) was provided to and $10.7 million (RMB 73.3 million) was received from Jiangsu Ever-Glory under the counter-guarantee. As of September 30, 2019, the amount of the counter-guarantee was $5.8 million (RMB 41.3 million) (the difference represents currency exchange adjustment of $0.1 million), which was 17.9% of the aggregate amount of lines of credit. The increase of the percentage in this quarter was mainly due to China’s credit tightening policy. Obtaining bank loan requires a higher guarantee deposit in this quarter. This amount plus accrued interest of $0.6 million have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. At September 30, 2019 and December 31, 2018, the amount classified as a reduction of equity was $6.6 million and $10.4 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. Since January 1, 2019, interest rate has changed to 0.3625% as the bank benchmark interest rate decreased. Interest income for the three and nine months ended September 30, 2019 and 2018 was approximately $0.05 million, $0.2 million, $0.3 million and $1.0 million, respectively.

NOTE 11 CONCENTRATIONS AND RISKS

The Company extends unsecured credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Based on management’s assessment of the amount of probable credit losses, if any, in existing accounts receivable, the allowance for doubtful accounts at September 30, 2019 and December 31, 2018 was $4.5 million and $5.9 million, respectively. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the credit worthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability.

For the nine months ended September 30, 2019, the Company had one wholesale customer that represented approximately 17%of the Company’s revenues. For the three months ended September 30, 2019, the Company had one wholesale customer that represented approximately 10% of the Company’s revenues. For the nine-months ended September 30, 2018, the Company had two wholesale customers that represented more than 11% and 12% of the Company’s revenues. For the three-month period ended September 30, 2018, the Company had two wholesale customers that represented approximately 7% and 7% of the Company’s revenues.

For the wholesale business, the Company did not rely on any raw material supplier that represented more than 10% of the total raw material purchases during the three and nine months ended September 30, 2019 and 2018.

For the retail business, the Company relied on four raw material suppliers that represented approximately 28%, 27%, 18% and 15% of raw material purchases during the nine months ended September 30, 2019. For the Company’s retail business, the Company had two suppliers that represented approximately 22% and 19% of raw materials purchases during the three months ended September 30, 2018.

For the wholesale business, the Company did not rely on any finished goods supplier that represented more than 10% of the total raw material purchases during the three and nine months ended September 30, 2019 and 2018.

For the retail business, the Company did not rely on any supplier that represented more than 10% of the total finished goods purchases during the three and nine months ended September 30, 2019 and 2018.

The Company’s revenues for the three and nine months ended September 30, 2019 and 2018 were earned in the following geographic areas:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands of U.S. Dollars)
The People’s Republic of China	$23,241	$25,853	$40,486	$39,195
Hong Kong China	14,574	18,427	22,291	30,982
Germany	981	2,750	2,708	5,515
United Kingdom	10,555	8,254	13,393	13,353
Europe-Other	12,523	19,707	21,977	29,993
Japan	10,056	2,371	16,304	6,689
United States	9,807	8,321	29,931	24,026
Total wholesale business	81,737	85,683	147,090	149,753
Retail business	31,589	39,797	131,508	157,053
Total	$113,326	$125,480	$278,598	$306,806

NOTE 12 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)	Wholesale segment

(b)	Retail segment

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
Nine months ended September 30, 2019
Segment profit or loss:
Net revenue from external customers	$147,090	131,508	278,598
Income from operations	$6,925	(5,323)	1,602
Interest income	$673	26	699
Interest expense	$775	261	1,036
Depreciation and amortization	$1,179	5,645	6,824
Income tax expense	$1,617	1,050	2,667
Segment assets:
Additions to property, plant and equipment	1,069	5,486	6,555
Total assets	114,789	170,456	285,245

Nine months ended September 30, 2018
Segment profit or loss:
Net revenue from external customers	$149,753	157,053	306,806
Income from operations	$6,935	1,593	8,528
Interest income	$968	35	1,003
Interest expense	$976	226	1,202
Depreciation and amortization	$834	5,689	6,523
Income tax expense	$1,800	1,149	2,949
Segment assets:
Additions to property, plant and equipment	1,322	7,822	9,144
Total assets	121,951	150,334	272,285

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
Three months ended September 30, 2019
Segment profit or loss:
Net revenue from external customers	$81,737	31,589	113,326
Income from operations	$4,551	(5,720)	(1,169)
Interest income	$206	9	215
Interest expense	$203	62	265
Depreciation and amortization	$706	1,628	2,334
Income tax expense	$143	244	388

Three months ended September 30, 2018
Segment profit or loss:
Net revenue from external customers	$85,683	39,797	125,480
Income from operations	$4,302	(348)	3,954
Interest income	$304	3	307
Interest expense	$194	84	278
Depreciation and amortization	$233	1,387	1,620
Income tax expense	$1,085	(177)	908

NOTE 13 COMMITMENT AND CONTINGENCIES

On March 2019, Shanghai La Go Go Fashion Company Limited (“LA GO GO”) filed a complaint against Shanghai Chijing Investment Management Co., Ltd. (“Shanghai Chijing”) for unpaid rent of RMB2.45 million ($0.36 million) in the Shanghai People’s Court (the “Court”). On July 2019, Shanghai Chijing filed a counterclaim against LA GO GO for RMB15.38 million ($2.17 million), alleging that LA GO GO had not fulfilled its corresponding obligations as a landlord. As a result, the Court has frozen the bank accounts of both Shanghai Chijing and LA GO GO. As of September 30, 2019, a total balance of RMB9.79 million ($1.4 million) was frozen in the bank accounts of LA GO GO. LA GO GO believes that Shanghai Chijing’s counterclaim is frivolous and without merit, and intends to rigorously defend against the counterclaim. As of September 30, 2019, the company had booked this restricted cash in other receivables.

NOTE 14 SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through the time of filing this quarterly report on Form 10-Q with the SEC. During this period the Company did not have any additional material recognizable subsequent events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2019 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Retail Business

The business objectives for our retail segment are to establish leading brands of women’s apparel and to build a nationwide retail network in China. As of September 30, 2019, we had 1,157 stores (including store-in-stores), including 77 stores were opened and 301 stores were closed during the nine months ended September 30, 2019.

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

Results of Operations for the three months ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018. The table and the discussion below should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended September 30,
	2019		2018
	(In thousands of U.S. dollars, except for percentages)
Sales	$113,326	100.0%	$125,480	100.0%
Gross Profit	$24,359	21.5%	$30,061	24.0%
Operating Expense	$25,528	22.5%	$26,107	20.8%
Income From Operations	$(1,169)	(1.0)%	$3,954	3.2%
Other Income (Expenses)	$452	0.4%	$130	0.1%
Income tax expense	$387	0.3%	$908	0.7%
Net Income	$(1,104)	(1.0)%	$3,176	2.5%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended September 30, 2019 and 2018.

	2019	% of total sales	2018	% of total sales	Growth (Decrease) in 2019 compared with 2018
Wholesale business	(In thousands of U.S. dollars)		(In thousands of U.S. dollars)
Mainland China	$23,241	20.4%	$25,853	20.6%	(10.1)%
Hong Kong China	14,574	12.8	18,427	14.7	(20.9)
Germany	981	0.9	2,750	2.2	(64.3)
United Kingdom	10,555	9.3	8,254	6.6	27.9
Europe-Other	12,523	11.1	19,707	15.7	(36.5)
Japan	10,056	8.9	2,371	1.9	324.1
United States	9,807	8.7	8,321	6.6	17.9
Total Wholesale business	81,737	72.1	85,683	68.3	(4.6)
Retail business	31,589	27.9	39,797	31.7	(20.6)
Total sales	$113,326	100.0%	$125,480	100.0%	(9.7)%

Sales for the three months ended September 30, 2019 were $113.3 million, a 9.7% decrease compared with the three months ended September 30, 2018. This decrease was primarily attributable to a 4.6% decrease in sales in our wholesale business and a 20.6% decrease in our retail business.

Sales generated from our wholesale business contributed 72.1% or $81.7 million of our total sales for the three months ended September 30, 2019, a 4.6% decrease compared with 68.3% or $85.7 million in the three months ended September 30, 2018. This decrease was primarily attributable to a decrease in sales in Mainland China, Hong Kong, Germany, Europe-Other,  Japan and United States partially offset by an increase in sales in United Kingdom.

Sales generated from our retail business contributed 27.9% or $31.6 million of our total sales for the three months ended September 30, 2019, a 20.6% decrease compared with 31.7% or $39.8 million in the three months ended September 30, 2018. This decrease was primarily due to a decrease in the amounts of stores and same store sales.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended September 30, 2019 and 2018.

					Growth
					(Decrease) in 2019
	Three months ended September 30,				Compared
	2019		2018		with 2018
	(In thousands of U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$81,737	100.0%	$85,683	100.0%	(4.6)%
Raw Materials	39,488	48.3	40,745	47.4	(3.1)
Labor	635	0.8	1,159	1.4	(45.2)
Outsourced Production Costs	31,176	38.1	33,401	39.0	(6.7)
Other and Overhead	181	0.2	138	0.2	31.4
Total Cost of Sales for Wholesale	71,480	87.4	75,443	88.0	(5.3)
Gross Profit for Wholesale	10,257	12.6	10,240	12.0	0.2
Net Sales for Retail	31,589	100.0	39,797	100.0	(20.6)
Production Costs	12,765	40.4	11,677	29.3	9.3
Rent	4,722	14.9	8,300	20.9	(43.1)
Total Cost of Sales for Retail	17,487	55.3	19,976	50.2	(12.5)
Gross Profit for Retail	14,102	44.7	19,821	49.8	(28.9)
Total Cost of Sales	88,967	78.5	95,420	76.0	(6.8)
Gross Profit	$24,359	21.5%	$30,061	24.0%	(19.0)%

Raw material costs for our wholesale business were 48.3% of our total wholesale business sales in the three months ended September 30, 2019, compared with 47.4% in the three months ended September 30, 2018. The increase was mainly due to higher raw materials prices.

Labor costs for our wholesale business were 0.8% of our total wholesale business sales in the three months ended September 30, 2019, compared with 1.4% in the three months ended September 30, 2018. The marginal decrease was mainly due to higher number of outsourced orders in 2019.

Outsourced production costs for our wholesale business for the three months ended September 30, 2019 decreased 6.7% to $31.2 million from $33.4 million for the three months ended September 30, 2018. Outsourced production costs accounted for 38.1% of our total wholesale business sales in the three months ended September 30, 2019, a 6.7% decrease from the three months ended September 30, 2018. This decrease in percentage was primarily attributable to increased outsourced orders to our related entities in Vietnam, which have lower labor costs compared to orders outsourced to Chinese factories.

Overhead and other expenses for our wholesale business accounted for 0.2% of our total wholesale business sales for the three months ended September 30, 2019, compared with 0.2% of total wholesale business sales for the three months ended September 30, 2018.

Wholesale business gross profit for the three months ended September 30, 2019 was $10.3 million compared with $10.2 million for the three months ended September 30, 2018. Gross profit accounted for 12.6% of our total wholesale sales for the three months ended September 30, 2019, compared with 12.0% for the three months ended September 30, 2018. The increase was mainly due to a decrease in raw material costs.

Production costs for our retail business were $12.8 million for the three months ended September 30, 2019 compared with $11.7 million during the three months ended September 30, 2018. Retail production costs accounted for 40.4% of our total retail sales in the three months ended September 30, 2019, compared with 29.3% for the three months ended September 30, 2018. The increase was due to increase in overall purchase costs.

Rent costs for our retail business for the three months ended September 30, 2019 were $4.7 million compared with $8.3 million for the three months ended September 30, 2018. Rent costs for our retail business accounted for 14.9% of our total retail sales for the three months ended September 30, 2019, compared with 20.9% for the three months ended September 30, 2018. The decrease was primarily attributable to the decline in number of stores and the decreased of sales.

Gross profit in our retail business for the three months ended September 30, 2019 was $14.1 million and gross margin was 44.7%. Gross profit in our retail business for the three months ended September 30, 2018 was $19.8 million and gross margin was 49.8%.

Total cost of sales for the three months ended September 30, 2019 was $89.0 million, a 6.8% decrease from $95.4 million for the three months ended September 30, 2018. Total cost of sales as a percentage of total sales for the three months ended September 30, 2019 was 78.5%, compared with 76.0% for the three months ended September 30, 2018. Gross margin for the three months ended September 30, 2019 was 21.5% compared with 24.0% for the three months ended September 30, 2018.

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

	Three Months Ended September 30,				Increase (Decrease) in 2019 Compared
	2019		2018		to 2018
	(In thousands of U.S. dollars, except for percentages)
Gross Profit	$24,359	21.5%	$30,061	25.0%	(19.0)%
Operating Expenses:
Selling Expenses	17,944	15.8	17,588	14.6	2.0
General and Administrative Expenses	7,584	6.7	8,519	7.1	(11.0)
Total	25,528	22.5	26,107	21.7	(2.2)
Income from Operations	$(1,169)	(1.0)%	$3,954	3.3%	(129.6)%

Selling expenses for the three months ended September 30, 2019 increased 2.0% to $17.9 million from $17.6 million for the three months ended September 30, 2018. The increase was attributable to the marketing expenses associated with the promotion of the retail brand.

General and administrative expenses for the three months ended September 30, 2019 decreased 11.0% to $7.6 million from $8.5 million for the three months ended September 30, 2018. The decrease was attributable to the decline in number of stores.

Income (Loss) from Operations

Income (loss) from operations for the three months ended September 30, 2019 decreased 129.6% to ($1.2) million from $4.0 million for the three months ended September 30, 2018. Income from operations for the three months ended September 30, 2019 accounted for (1.0%) of our total sales, a 129.6% decrease compared with the three months ended September 30, 2018.

Interest Expense

Interest expense for the three months ended September 30, 2019 was $0.3 million, a 4.7% decrease compared with the same period in 2018. The decrease was due to the decreased bank loans.

Income Tax Expenses

Income tax expense was $0.4 million and $0.9 million for the three months end September 30, 2019 and 2018, respectively.

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

Net Income (Loss)

Net income (loss) for the three months ended September 30, 2019 was ($1.1) million, a 134.8% decrease compared with the same period in 2018. Our basic and diluted earnings per share were ($0.07) and $0.22 for the three months ended September 30, 2019 and 2018, respectively.

Results of Operations for the nine months ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Nine Months Ended September 30,
	2019		2018
	(In thousands of U.S. Dollars, except for percentages)
Sales	$278,598	100.0%	$306,806	100.0%
Gross Profit	82,703	29.7	95,948	31.3
Operating Expense	81,100	29.1	87,420	28.5
Income From Operations	1,602	0.6	8,528	2.8
Other Income	1,279	0.5	903	0.3
Income tax expense	2,667	1.0	2,949	1.0
Net Income	$214	0.1%	$6,482	2.1%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the nine months ended September 30, 2019 and 2018.

	2019	% of total sales	2018	% of total sales	Growth (Decrease) in 2019 compared with 2018
Wholesale business	(In thousands of U.S. dollars)		(In thousands of U.S. dollars)
Mainland China	$40,487	14.5%	$39,195	12.8%	3.3%
Hong Kong China	22,291	8.0	30,982	10.1	(28.1)
Germany	2,708	1.0	5,515	1.8	(50.9)
United Kingdom	13,393	4.8	13,353	4.4	0.3
Europe-Other	21,977	7.9	29,993	9.8	(26.7)
Japan	16,304	5.9	6,689	2.2	143.8
United States	29,930	10.7	24,026	7.7	24.6
Total Wholesale business	147,090	52.8	149,753	48.8	(1.8)
Retail business	131,508	47.2	157,053	51.2	(16.3)
Total sales	$278,598	100.0%	$306,806	100.0%	(9.2)%

Sales for the nine months ended September 30, 2019 were $278.6 million, a decrease of 9.2% from the nine months ended September 30, 2018. This decrease was primarily attributable to a 1.8% decrease in sales in our wholesale business and a 16.3% decrease in our retail business.

Sales generated from our wholesale business contributed 52.8% or $147.1 million of our total sales for the nine months ended September 30, 2019, a decrease of 1.8% compared with 48.8% or $149.8 million in the nine months ended September 30, 2018. This decrease was primarily attributable to decreased sales in Hong Kong China, Germany and Europe-Other partially offset by increased sales in Mainland China, United Kingdom, Japan and the United States.

Sales generated from our retail business contributed 47.2% or $131.5 million of our total sales for the nine months ended September 30, 2019, a decrease of 16.3% compared with 51.2% or $157.1 million in the nine months ended September 30, 2018. This decrease was primarily due to a decrease in same store sales.

Total retail store square footage and sales per square foot for the nine months ended September 30, 2019 and 2018 are as follows:

	2019	2018
Total store square footage	1,219,459	1,405,399
Number of stores	1,157	1,396
Average store size, square feet	1,054	1,007
Total store sales (in thousands of U.S. dollars)	$131,508	$157,053
Sales per square foot	$108	$112

Same store sales and newly opened store sales for the nine months ended September 30, 2019 and 2018 are as follows:

	2019	2018
	(In thousands of U.S. dollars)
Sales from stores opened for a full year	$111,739	$128,588
Sales from newly opened store sales	$6,027	$12,212
Sales from e-commerce platform	$9,000	$11,491
Other*	$4,742	$4,762
Total	$131,508	$157,053

*	Primarily sales from stores that were closed in the current reporting period.

We remodeled or relocated 250 stores in 2018, and 89 stores during the nine months ended September 30, 2019. Remodels and relocations typically drive incremental same-store sales growth. A relocation typically results in an improved, more visible and accessible location, and usually includes increased square footage. We believe we will continue to have opportunities for additional remodels and relocations beyond 2018.  Same-store sales are calculated based upon stores that were open at least 12 full fiscal months in each reporting period and remain open at the end of each reporting period.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the nine months ended September 30, 2019 and 2018.

					Growth
					(Decrease) in 2019
	Nine months ended September 30,				Compared
	2019		2018		with 2018
	(In thousands of U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$147,090	100.0%	$149,753	100.0%	(1.8)%
Raw Materials	67,172	45.7	67,469	45.0	(0.4)
Labor	1,340	0.9	1,940	1.3	(30.9)
Outsourced Production Costs	55,455	37.7	56,848	38.0	(2.4)
Other and Overhead	295	0.2	294	0.2	0.1
Total Cost of Sales for Wholesale	124,262	84.5	126,551	84.5	(1.8)
Gross Profit for Wholesale	22,828	15.5	23,202	15.5	(1.6)
Net Sales for Retail	131,508	100.0	157,053	100.0	(16.3)
Production Costs	47,051	35.8	51,731	32.9	(9.0)
Rent	24,582	18.7	32,576	20.8	(24.5)
Total Cost of Sales for Retail	71,633	54.5	84,307	53.7	(15.0)
Gross Profit for Retail	59,875	45.5	72,746	46.3	(17.7)
Total Cost of Sales	195,895	70.3	210,858	68.7	(7.1)
Gross Profit	$82,703	29.7%	$95,948	31.3%	(13.8)%

Raw material costs for our wholesale business were 45.7% of our total wholesale business sales in the nine months ended September 30, 2019, compared with 45.0% in the nine months ended September 30, 2018. The increase was mainly due to higher raw materials prices.

Labor costs for our wholesale business were 0.9% of our total wholesale business sales in the nine months ended September 30, 2019, compared with 1.3% in the nine months ended September 30, 2018. The marginal decrease was mainly due to higher number of outsourced orders in 2019.

Outsourced manufacturing costs for our wholesale business were 37.7% of our total wholesale sales in the nine months ended September 30, 2019, compared with 38.0% in the nine months ended September 30, 2018. This decrease in percentage was primarily attributable to increased outsourced orders to our related entities in Vietnam, which have lower labor costs compared to orders outsourced to Chinese factories.

Overhead and other expenses for our wholesale business accounted for 0.2% and 0.2% of our total wholesale sales for the nine months ended September 30, 2019 and 2018, respectively.

Gross profit for our wholesale business for the nine months ended September 30, 2019 was $22.8 million, a 1.6% decrease compared with the nine months ended September 30, 2018. As a percentage of total wholesale business sales, gross profit was 15.5% of our total wholesale business sales for the nine months ended September 30, 2019, compared with 15.5% for the nine months ended September 30, 2018. The decrease in gross profits was mainly due to increased raw material costs and outsourced production costs.

Production costs for our retail business for the nine months ended September 30, 2019 were $47.1 million compared with $51.7 million for the nine months ended September 30, 2018. As a percentage of our total retail sales, production costs were 35.8% of our total retail sales for the nine months ended September 30, 2019, compared with 32.9% for the nine months ended September 30, 2018. The increase was due to higher discounts on our out-of-season products in the nine months ended September 30, 2019 compared with the same period of the prior year in percentage of sales.

Rent costs for our retail business for the nine months ended September 30, 2019 were $24.6 million compared with $32.6 million for the nine months ended September 30, 2018. As a percentage of total retail sales, rent costs were 18.7% of our total retail sales for the nine months ended September 30, 2019 compared with 20.8% for the nine months ended September 30, 2018. The decrease was primarily attributable to lower rent at certain locations.

Gross profit for our retail business for the nine months ended September 30, 2019 was $59.9 million compared with $72.7 million for the nine months ended September 30, 2018. Gross margin for our retail business for the nine months ended September 30, 2019 was 45.5% compared with 46.3% for the nine months ended September 30, 2018.

Total cost of sales for the nine months ended September 30, 2019 was $195.9 million, a 7.1% decrease compared with the nine months ended September 30, 2018. As a percentage of total sales, total costs were 70.3% of total sales for the nine months ended September 30, 2019, compared with 68.7% for the nine months ended September 30, 2018. Total gross margin for the nine months ended September 30, 2019 was 29.7% compared with 31.3% for the nine months ended September 30, 2018.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. For our wholesale business, purchases from our two largest suppliers represented approximately 7.6% and 16.8% of raw material purchases for the nine months ended September 30, 2019 and 2018, respectively. No one supplier provided more than 10.0% of our raw material purchases for the nine months ended September 30, 2019 and 2018. For our retail business, purchases from our two largest suppliers represented approximately 55.3% and 82.7% of raw material purchases for the nine months ended September 30, 2019 and 2018, respectively. Four suppliers provided approximately 28.0%, 27.3%, 18.0% and 14.8% of our total purchases for the nine months ended September 30, 2019. Five suppliers provided approximately 22.1%, 19.6%, 15.3%, 13.9 and 11.8% of our raw material purchases for the nine months ended September 30, 2018. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

We also purchase finished goods from contract manufacturers. For our wholesale business, purchases from our five largest contract manufacturers represented approximately 32.5% and 26.8% of finished goods purchases for the nine months ended September 30, 2019 and 2018, respectively. No manufacturer provided more than 10% of our finished goods purchases for the nine months ended September 30, 2019 and 2018. For our retail business, our five largest contract manufacturers represented approximately 20.2% and 17.3% of finished goods purchases for the nine months ended September 30, 2019 and 2018, respectively. No manufacturer provided more than 10% of our finished goods purchases for the nine months ended September 30, 2019 and 2018. We have not experienced difficulty in obtaining finished products from our contract manufacturers and we believe we maintain good relationships with our contract manufacturers.

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

	Nine months ended September 30,				Increase (Decrease) in 2019 Compared
	2019		2018		to 2018
	(In thousands of U.S. dollars, except for percentages)
Gross Profit	$82,703	29.7%	$95,948	33.6%	(13.8)%
Operating Expenses:
Selling Expenses	58,651	21.1	62,405	21.9	(6.0)
General and Administrative Expenses	22,450	8.1	25,015	8.8	(10.3)
Total	81,101	29.2	87,420	30.7	(7.2)
Income from Operations	$1,602	0.5%	$8,528	3.0%	(81.2)%

Selling expenses for the nine months ended September 30, 2019 were $58.7 million, a 6.0% decrease compared with the nine months ended September 30, 2018. The decrease was attributable to lower retail sales.

General and administrative expenses for the nine months ended September 30, 2019 were $22.3 million a 10.3% decrease compared with the nine months ended September 30, 2018. As a percentage of total sales, general and administrative expenses accounted for 8.1% of total sales for the nine months ended September 30, 2019, compared with 8.8% of total sales for the nine months ended September 30, 2018. The decrease was mainly attributable to the decline in number of stores.

Income from Operations

Income from operations for the nine months ended September 30, 2018 was $1.6 million, an 81.2% decrease from $8.5 million for the nine months ended September 30, 2018. This decrease was due to decreased gross profit.

Interest Expense

Interest expense was $1.0 million and $1.2 million for the nine months ended September 30, 2019 and 2018, respectively.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2019 was $2.7 million, a 9.6% decrease compared to the same period of 2018. The decrease was primarily due to deferred tax asset valuation allowance which resulted in a slightly higher income tax expense.

Net Income

Net income for the nine months ended September 30, 2019 was $0.2 million, a decrease of 96.7% compared with the same period in 2018. Basic and diluted earnings per share were $0.02 and $0.47 for the nine months ended September 30, 2019 and 2018, respectively.

Summary of Cash Flows

Summary cash flows information for the nine months ended September 30, 2019 and 2018 is as follows:

	2019	2018
	(In thousands of U.S. dollars)
Net cash used in operating activities	$(3,471)	$(21,122)
Net cash used in investing activities	$(6,555)	$(9,144)
Net cash provided by (used in) financing activities	$10,887	$(5,304)

Net cash used in operating activities was $3.5 million for the nine months ended September 30, 2019 compared with net cash provided by $21.1 million during the nine months ended September 30, 2018. The decrease was primarily due to decrease in inventories.

Net cash used in investing activities was $6.6 million for the nine months ended September 30, 2019, compared with $9.1 million during the nine months ended September 30, 2018. This decrease was mainly due to the decreased in purchase of property and equipment and remodeling expenditure in 2018.

Net cash provided by (used in) financing activities was $10.9 million for the nine months ended September 30, 2019 compared with $5.3 million net cash provided by financing activities during the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we repaid $35.6 million of bank loans and received bank loan proceeds of $42.6 million. Also, under the counter-guarantee agreement, we received $10.7 million from and paid $6.8 million to the related party during the nine months ended September 30, 2019.

Liquidity and Capital Resources

As of September 30, 2019, we had cash and cash equivalents of $45.8 million, other current assets of $170.0 million and current liabilities of $161.8 million. We presently finance our operations primarily from cash flows from operations and borrowings from banks, and we anticipate that these will continue to be our primary source of funds to finance our short-term cash needs.

Bank Loans

In December 2016, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $8.5 million (RMB60.0 million). These loans are collateralized by the Company’s property and equipment. As of September 30, 2019, Goldenway had borrowed $5.7 million (RMB 40.0 million) under this line of credit with an annual interest rate of 3.92% and due on November 2019. As of September 30, 2019, approximately $2.8 million was unused and available under this line of credit.

In November 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $14.1 million (RMB100.0 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of September 30, 2019, Ever-Glory Apparel had borrowed $12.7 million (RMB 90.0 million) under this line of credit with annual interest rates ranging from 4.57% to 4.70% and due on various dates from October 2019 to May 2020. As of September 30, 2019, approximately $1.4 million was unused and available under this line of credit.

In August 2018, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.1 million (RMB50.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of September 30, 2019, approximately $7.1 million was unused and available under this line of credit.

In August 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $8.5 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of September 30, 2019, Ever-Glory Apparel had borrowed $7.1 million (RMB50.0 million) from Nanjing Bank with an annual interest rate 5.0% and due on various dates from December 2019 to June 2020. As of September 30, 2019, approximately $1.4 million was unused and available under this line of credit.

In May 2018, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $2.8 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of September 30, 2019, LA GO GO had borrowed $2.1 million (RMB15.0 million) from Nanjing Bank with an annual interest rate 5.2% and due on June 2020. As of September 30, 2019, approximately $0.7 million was unused and available under this line of credit.

In June 2018, LA GO GO entered into a line of credit agreement for approximately $2.8 million (RMB20.0 million) with China Minsheng Bank and guaranteed by Ever-Glory Apparel and Mr. Kang. As of September 30, 2019, LA GO GO had borrowed $2.8 million (RMB20.0 million) from China Minsheng Bank with an annual interest rate of 4.79% and due in October 2019.

In November 2018, LA GO GO entered into a line of credit agreement for approximately $2.8 million (RMB19.9 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Jiangsu LAGOGO. As of September 30, 2019, LA GO GO had borrowed $2.8 million (RMB19.9 million) from the Bank of Communications with an annual interest rate 4.57% and due on variable dates from November 2019 to January 2020.

In July 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $2.8 million (RMB20.0 million) with the Shanghai Pudong Development Bank and guaranteed by Goldenway. As of September 30, 2019, approximately $2.8 million was unused and available under this line of credit.

In March 2019, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $2.5 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of September 2019, Ever-Glory Apparel had collateralized approximately $2.3 million of accounts receivable from our wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of September 30, 2019, approximately $0.2 million was unused and available under this line of credit.

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

In September 2019, Ever-Glory Apparel entered into a 15-day foreign currency swap contract with Industrial and Commercial Bank of China. The Company agreed to exchanged $4.9 million for EUR on September 26 and then to re-exchange these currencies on the swap maturity date of October 8, 2019. As of September 30, 2019, the unrealized foreign currency exchange gain of the asset was not significant. The final realized gain is $4,102.88 in October 2019.

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

As of September 30, 2019, the Company had one outstanding forward foreign exchange contracts (sell USD dollars for RMB), with total notional amount of $8.0 million. The unrealized income of this contract at September 30, 2019 was not significant.

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

As of September 30, 2019, we had access to approximately $51.9 million in lines of credit, of which approximately $16.4 million was unused and available. These credit facilities do not include any covenants. We have agreed to provide Jiangsu Ever-Glory a counter-guarantee of not less than 70% of the maximum aggregate lines of credit and borrowings guaranteed by Jiangsu Ever-Glory and collateralized by the assets of Jiangsu Ever-Glory and its equity investee, Nanjing Knitting, under agreements executed between the Company, Jiangsu Ever-Glory, Nanjing Knitting, and the banks. The maximum aggregate lines of credit and available borrowings was approximately $32.5 million (RMB 230.0 million) and approximately $7.3 million (RMB 50.0 million) was provided to Jiangsu Ever-Glory as the counter guarantee as of September 30, 2019.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004, the exchange rate of RMB to the dollar remained constant at RMB 8.26 to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from RMB 8.26 to 8.09 to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of September 30, 2019, the market foreign exchange rate had increased to RMB 6.87 to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future and will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Haian Taixin, Ever-Glory Apparel, Taixin, He Meida, Huirui, Shanghai LA GO GO, Yalan, Shanghai Yiduo, Tianjin LA GO GO and Jiangsu LA GO GO (whose functional currency is RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain (loss) for the three and nine months ended September 30, 2019 and 2018 was ($3.7) million, ($2.2) million, ($3.6) million and ($5.7) million, respectively.

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

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended September 30, 2019. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were operating effectively.

Changes in Internal Control Over Financial Reporting

Other than described above, during the third quarter of 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in claims, suits, investigations and proceedings arising in the ordinary course of business.

On March 2019, Shanghai La Go Go Fashion Company Limited (“LA GO GO”) filed a complaint against Shanghai Chijing Investment Management Co., Ltd. (“Shanghai Chijing”) for unpaid rent of RMB2.45 million ($0.36 million) in the Shanghai People’s Court (the “Court”). On July 2019, Shanghai Chijing filed a counterclaim against LA GO GO for RMB15.38 million ($2.17 million), alleging that LA GO GO had not fulfilled its corresponding obligations as a landlord. As a result, the Court has frozen the bank accounts of both Shanghai Chijing and LA GO GO. As of September 30, 2019, a total balance of RMB9.79 million ($1.4 million) was frozen in the bank accounts of LA GO GO. LA GO GO believes that Shanghai Chijing’s counterclaim is frivolous and without merit, and intends to rigorously defend against the counterclaim. As of September 30, 2019, the company had booked this restricted cash in other receivables.

ITEM 1A. RISK FACTORS

As of the date of this report and except as set forth below, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on March 29, 2019.

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

ITEM 5. OTHER INFORMATION

Securities Authorized for Issuance under Equity Incentive Plans

The following table presents information regarding equity instruments outstanding under our 2014 Equity Incentive Plan as of September 30, 2019:

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

ITEM 6. EXHIBITS

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

November 13, 2019	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jiansong Wang
Jiansong Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)