Form 10-K
period 2019-12-31
Ever-Glory International Group, Inc.
filed 2020-03-30
CIK 943184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

86-25-52096831

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class registered	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	EVK	NASDAQ Global Market

Securities registered under Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act

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

As of June 28, 2019, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $12.7 million based on the closing price of $3.03 for the registrant’s common stock as reported on the NASDAQ Global Market.

As of March 30, 2020, there were 14,804,832 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EVER-GLORY INTERNATIONAL GROUP, INC.

FORM 10-K

For the Year Ended December 31, 2019

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

ii

PART I

ITEM 1. BUSINESS

Overview and Corporate History

Ever-Glory International Group, Inc., sometimes referred to in this report as “Ever-Glory”, the “Company”, “we", or “us”, through its subsidiaries, is a retailer of branded fashion apparel and a leading global apparel supply chain solution provider. Ever-Glory offers apparel to woman under its own brands “La go go”, “Velwin”, “Sea To Sky” and “idole” and currently operates over 1,100 retail locations in China. Ever-Glory is also a leading global apparel supply chain solution provider with a focus on middle-to-high end casual wear, outerwear, and sportswear brands. Ever-Glory serves a number of well-known domestic and international brands and retail stores by providing a complete set of services of supply chain management on fabric development and design, sampling, sourcing, quality control, manufacturing, logistics, customs clearance, distribution, etc.

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

Business Operations

Our wholesale operations include a complete set of services of supply chain management and worldwide sale of apparel to well-known domestic and international casual wear, sportswear and outerwear brands and retailers in major markets. We conduct our original design manufacturing (“ODM”) operations through nine wholly owned subsidiaries which are located in the Nanjing Jiangning Economic and Technological Development Zone and Shang Fang Town in the Jiangning District in Nanjing, Jiangsu province, China, and Chuzhou, Anhui province, China: Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”), Goldenway Nanjing Garments Company Limited (“Goldenway”), Nanjing New-Tailun Garments Company Limited (“New Tailun”), Nanjing Catch-Luck Garments Co., Ltd. (“Catch-Luck”), Haian Tai Xin Garments Trading Company Limited (“Haian Tai Xin”), ChuzhouHuirui Garments Co., Ltd. (“Huirui”) and Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”). We have one wholly owned subsidiary registered in Samoa: Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”). We also have one wholly owned subsidiary registered in Hongkong: Ever-Glory Supply Chain Service Co., Limited (“Ever-Glory Supply”). In our fiscal year ended December 31, 2019, our wholesale segment achieved total sales of $195.2 million.

Although we have our own manufacturing capacity, we currently outsource most of the manufacturing to our strategic long-term contractors as part of our overall business strategy. Outsourcing allows us to maximize our production capacity and remain flexible while reducing capital expenditures and the costs of keeping skilled workers on production lines during times of seasonally lower sales. We inspect products manufactured by our long-term contractors to ensure that they meet our high-quality control standards. Total unit output from our manufacturing facilities and outsourced partners is more than 12.4 million pieces in 2019. See Production and Quality Control below.

Our retail business objective is to establish and develop leading brands of women’s wear and to build a nationwide retail distribution channel in China. We conduct our retail operations through Shanghai LA GO GO Fashion Company Limited (“Shanghai LA GO GO”), Jiangsu LA GO GO Fashion Company Limited (“Jiangsu LA GO GO”), Tianjin LA GO GO Fashion Company Limited (“Tianjin LA GO GO”), Shanghai Ya Lan Fashion Company Limited (“Ya Lan”), Xizang He Meida Trading Company Limited (“He Meida”) and Shanghai Yiduo Fashion Company Limited (“Yiduo”). As of December 31, 2019, we had approximately 4,924 retail employees and operated 1,101 retail stores in China. We achieved total retail sales of $187.9 million in the fiscal year of 2019.

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

In the fiscal year ended December 31, 2019, approximately 51.3% of our sales revenue came from customers in China, 1.8% of our sales revenue came from customers in Germany, 19.0% of our sales revenue came from customers in United Kingdom and other European countries, 18.2% from customers in the United States, and 9.7% from customers in Japan. In 2019, sales to our five largest customers generated approximately 47.3% of our total wholesale sales and one customer represented more than 10% of our total wholesale sales. In 2018, sales to our five largest customers generated approximately 46.5% of our total wholesale sales and one customer represented more than 10% of our total wholesale sales.

Substantially all of our long-lived assets were located in the PRC as of December 31, 2019 and 2018.

Suppliers

We purchase the majority of our raw materials (including fabric, fasteners, thread, buttons, labels and related materials) directly from numerous local fabric and accessories suppliers in China. For our wholesale business, collectively, purchases from our five largest suppliers represented approximately 14.5% and 16.2% of total raw material purchases in 2019 and 2018, respectively. No single supplier provided more than 10% of our total purchases.

We also purchased finished goods from contract manufacturers. For our wholesale business, collectively, purchases from our five largest contract manufacturers represented approximately 41.4% and 38.8% of total finished goods purchases in 2019 and 2018, respectively.  Two contract manufacturers provided approximately 10.4% and 10.2% of our total finished goods purchases in 2019. One contract manufacturer provided approximately 18.1% of our total finished goods purchases in 2018.

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

Production and Quality Control

In 2019, approximately 6.3% of the products we sold to wholesale customers were in our own manufacturing facilities. We typically outsource the manufacturing of a large portion of our products based upon factory capacity and customer demand. The number of outside contract manufacturers to which we outsource is expected to increase in order to meet the anticipated growth in demand from our customers.

As of December 31, 2019, our total production capacity, including outsourced production, reached 13.3 million pieces per year. As of December 31, 2018, our total production capacity, including outsourced production, reached 14.0 million pieces per year. At present, we believe our production capacity is sufficient to meet customer demand.

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

Governmental Regulations/Quotas

In 2019, we were not subject to any export quota imposed by countries where our customers are located. Nevertheless, we have noticed that many European countries tightened their chemical inspection requirements after the removal of quotas. In addition, there can be no assurance that additional trade restrictions will not be imposed on the export of our products in the future.  Such actions could result in increases in the cost of our products generally and may adversely affect our operating results. On a longer-term basis, we believe that our customer mix and our ability to adjust the types of apparel we manufacture will mitigate our exposure to such trade restrictions in the future.

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

Retail Segment

As of December 31, 2019, we had 1,101 retail stores in China selling our own brand clothing. We believe our advantages in the retail segments include our ability to promptly respond to market trends, our quick turn-around in design and production, and appropriate pricing. In 2019, we achieved total net sales of approximately US$187.9 million for our retail business. We operate most of our retail stores in so-called Tier-2 or Tier-3 cities in China, such as Zhengzhou in Henan province, Taizhou in Jiangsu province, etc. We also have penetrated into Tier-1 cities, such as Beijing and Shanghai.

Suppliers

We purchase the majority of our raw materials (including fabric, fasteners, thread, buttons, labels and related materials) directly from numerous local fabric and accessories suppliers. For our retail business, collectively, purchases from our five largest suppliers represented approximately 93.5% of total purchases in 2019. There were five suppliers which provided more than 10% of our total raw materials purchases in 2019. We have not experienced difficulty in obtaining raw materials that are essential to our business.

We also purchase finished goods from contract manufacturers. For our retail business, collectively, our five largest contract manufacturers represented approximately 18.0% of total finished goods purchases in 2019. There was no one contract manufacturer which provided more than 10% of our total finished goods purchases in 2019. We have not experienced difficulty in obtaining finished products from our contract manufacturers.

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

Sales and Marketing

Products of our retail brands are sold in flagship stores, stores-within-a-store and e-commerce platforms.  The sales department is responsible for developing new sales channels. According to our new store opening plan, the ratio of flagship stores and stores-within-a-store are carefully balanced.  The store-within-a-store enters into contracts with department stores. The flagship stores are carefully chosen at prominent locations and have lease agreements with each property owner.  Under our return and exchange policy, products may be returned or exchanged for any reason within 15 days. During 2019, the return and exchange rate was very low and was not a material factor in our operations.

Store Operation

As of December 31, 2019, we had 1,101 stores, including 131 flagship stores, with each store generating average revenue of approximately $13,531 per month. The majority of our retail stores are situated as stores-within-a-store in large, mid-tier department stores located in over 20 provinces in China.

Trademarks

We regard our trademarks as an important part of our business due to the name recognition of our customers. We obtained trademark registration at the China Trademark Office for the mark “La Go Go” in class 25 and class 18 in 2010. We obtained trademark registration at the China Trademark Office for the marks “Sea to Sky”, “Velwin” and “Idole” separately in 2012, 2014 and 2015. As of December 31, 2019, we were not aware of any valid claim or challenges to our right to use our registered trademark or any counterfeit or other infringement to our registered trademark.

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

Employees

As of December 31, 2019, we had over 4,500 employees. None of our employees belong to a labor union. We have never experienced a labor strike or work stoppage. We are in full compliance with the Chinese labor laws and regulations and are committed to providing safe and comfortable working conditions and accommodations for our employees.

Labor Costs

The manufacture of garments is a labor-intensive business. Although much of our production process is automated and mechanized, we rely on skilled labor to make our products.  During the year ended December 31, 2019, our labor cost increased due to the shortage of skilled workers and rising labor cost in China.

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

Description of Property

In 2019, we operated four facilities on certain land in the Nanjing Jiangning Economic and Technological Development Zone and Huifeng Road, which are located in Nanjing and Chuzhou, China. For further details concerning our property, see Item 2 of this report regarding Properties.

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

New-Tailun, Haian Tai Xin and Catch-Luck were incorporated in the PRC and are subject to PRC income tax laws and regulations. Their income tax rate is 25%.

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

Ever-Glory Supply Chain Service Co., Limited was incorporated in Hongkong on December 27, 2017. Under the current laws of Hongkong, its income tax rate is 8.25% when its profit is under HKD 2.0 million and its income tax rate is 16.5% when its profit is over HKD 2.0 million.

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

For the wholesale business, we did not rely on any supplier for more than 10% of all of our total raw material purchases in 2019 and 2018. We relied on two manufacturers for 10.4% and 10.2% of purchased finished goods in 2019, and one manufacturer for 18.1% of purchased finished goods in 2018. For the retail business, we did not rely on any one manufacturer for more than 10% of all of our total purchased finished goods during 2019 and 2018. We do not have any long-term written agreements with any of these suppliers and do not anticipate entering into any such agreements in the near future. However, we always execute a written agreement for each order placed with our suppliers. We do not believe that loss of any of these suppliers would have a material adverse effect on our ability to obtain finished goods or raw materials essential to our business because we believe we can locate other suppliers in a timely manner.

Risks Relating to Our Business

Our wholesale business depends on some key customers for a significant portion of our sales. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.

For the year ended December 31, 2019, our five largest customers represented approximately 47.3% of our total net sales. For the year ended December 31, 2018, our five largest customers represented approximately 46.5% of our total net sales. The garment manufacturing industry has experienced substantial consolidation in recent years, which has resulted in increased customer leverage over suppliers, greater exposure for suppliers to credit risk and an increased emphasis by customers on inventory management and productivity.

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

The Company and Jiangsu Ever-Glory sometimes purchase raw materials for each other in order to obtain cheaper prices.  The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at cost for $2.0 million and $1.4 million during 2019 and 2018, respectively.  Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at cost for $7.8 million and $1.1 million during 2019 and 2018, respectively.

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon the expiration or termination of the underlying lines of credit and is to pay an annual interest at the rate of 6.0% of the amounts provided. As of December 31, 2019 and 2018, Jiangsu Ever-Glory had provided guarantees for approximately $33.0 million (RMB 230.0 million) and $33.0 million (RMB 230.0 million) of lines of credit obtained by the Company, respectively. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. As of December 31, 2019 and 2018, the value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $29.4 million (RMB 205.5 million) and $29.9 million (RMB 205.5 million), respectively. Mr. Kang has also provided a personal guarantee for $14.5 million (RMB 100.0 million) and $14.5 million (RMB 100.0 million) at the years ended of December 31, 2019 and 2018, respectively.

As of December 31, 2018, $9.9 million (RMB 68.2 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the year ended December 31, 2019, an additional $8.4 million (RMB 57.8 million) was provided to and repayment of $13.5 million (RMB 93.3 million) was received from Jiangsu Ever-Glory under the counter-guarantee agreement. As of December 31, 2019, the amount of the counter-guarantee had decreased to $4.7 million (RMB 32.8 million) (the difference represents currency exchange adjustment of $0.4 million), which was 14.2% of the aggregate amount of lines of credit. This amount plus accrued interest of $0.3 million (2019) and $0.5 million (2018) have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. As of December 31, 2019 and 2018, the amount classified as a reduction of equity was $5.0 million and $10.4 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. Since January 1, 2019, the interest rate has changed to 0.3625% as the bank benchmark interest rate decreased. Interest income for the years ended December 31, 2019 and 2018 was approximately $0.3 million and $0.7 million, respectively.

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

Changes to trade policies, treaties and tariffs in the jurisdictions in which we operate, or the perception that these changes could occur, could adversely affect the financial and economic conditions in the jurisdictions in which we operate, as well as our international and cross-border operations, our financial condition and results of operations. The U.S. administration under President Donald Trump has advocated greater restrictions on trade generally and significant increases on tariffs on certain goods imported into the United States, particularly from China and has recently taken steps toward restricting trade in certain goods. For example, on September 17, 2018, President Trump announced his decision to impose a 10% tariff on the third list of US$200 billion in imports from China to the U.S. effective September 24, 2018. The 10% tariff was scheduled to increase to 25% on January 1, 2019. However, the U.S. government has agreed to postpone this increase until March 2019 to allow the U.S. and Chinese governments time to negotiate an agreement on tariffs. On March 5, 2019, the U.S. government officially postponed the date on which the tariff will increase from 10% to 25%, and stated that the tariff will remain at 10% until further notice. It is uncertain whether the tariff will increase to 25% or whether other tariffs will be imposed in the near future. These tariffs are in addition to two earlier rounds of tariffs implemented against Chinese products on June 6, 2018 and August 16, 2018 that amount to tariffs on US$50 billion of Chinese products imported into the U.S.

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

Unfavorable global economic conditions, including as a result of health and safety concerns, could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy, including conditions that are outside of our control, such as the impact of health and safety concerns from the outbreak of COVID-19. The outbreak in China has resulted in the reduction of customer traffic and temporary closures of shopping malls as mandated by the provincial governments in various provinces of China from late January to March, which has adversely affected our retail business with a decline in sales in February 2020. Our wholesale business is also significantly affected as we are facing a sharp decline in our order quantities. Some of our wholesale clients are in the process of negotiating the cancellation or postponement of orders. Due to the Chinese factories’ shutdowns and traffic restrictions during the outbreak in China and potential shutdowns and traffic restrictions in the countries where our suppliers are located, our supply chain and business operations of our suppliers may be affected. Disruptions from the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, personnel absences, or restrictions on the shipment of our or our suppliers’ or customers’ products, could have adverse ripple effects on our manufacturing output and delivery schedule. We also face difficulties in collecting our accounts receivables due to the effects of COVID-19 on our customers and risk gaining a large amount of bad debt. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which we or our suppliers and customers operate.

Although China has already begun to recover from the outbreak of COVID-19, the epidemic continues to spread on a global scale and there is the risk of the epidemic returning to China in the future, thereby causing further business interruption. While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. If our future sales continue to decline significantly, we may risk facing bankruptcy due to our recurring fixed expenses. The extent to which COVID-19 impacts our results will depend on many factors and future developments, including new information about COVID-19 and any new government regulations which may emerge to contain the virus, among others.

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

The value of RMB against the U.S. Dollar, the Euro and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. In the last decade, the RMB has been pegged at RMB 6.9762 to one U.S. Dollar. Following the removal of the peg to the U.S. Dollar and pressure from the United States, the People’s Bank of China also announced that the RMB would be pegged to a basket of foreign currencies, rather than being strictly tied to the U.S. Dollar, and would be allowed to float trade within a narrow 0.3% daily band against this basket of currencies. The PRC government has stated that the basket is dominated by the U.S. Dollar, the Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British Pound, Thai Baht, Russian Ruble, Australian Dollar, Canadian Dollar and Singapore Dollar. There can be no assurance that the relationship between the RMB and these currencies will remain stable over time, especially in light of the significant political pressure on the Chinese government to permit the free flotation of the RMB, which could result in greater and more frequent fluctuations in the exchange rate between the RMB, the U.S. Dollar, and the Euro. If the RMB were to increase in value against the U.S. Dollar and other currencies, for example, consumers in the U.S., Japan and Europe would experience an increase in the relative prices of goods and services produced by us, which might translate into a decrease in sales. In addition, if the RMB were to decline in value against these other currencies, the financial value of your investment in our shares would also decline.

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

Risks Related to an Investment in Our Securities

Our common stock has limited liquidity.

Our common stock has been trading on the NYSE MKT (formerly, the American Stock Exchange and NYSE Alternext US LLC) since July 16, 2008 and then transferred to the NASDAQ Global Market on December 31, 2014, but it is thinly traded compared to larger more widely known companies in the same industry. Thinly traded common stock can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. The high and low bid price of Ever-Glory’s common stock during the past 52week period ended December 31, 2019 has been US$4.00 and US$1.49 per share respectively.

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

Other factors, in addition to the risks included in this section, that may have a significant impact on the market price of our common stock include, but are not limited to:

●	receipt of substantial orders or order cancellations of products;
●	the effects of COVID-19;
●	quality deficiencies in services or products;

●	international developments, such as technology mandates, political developments or changes in economic policies;

●	changes in recommendations of securities analysts;

●	shortfalls in our backlog, sales or earnings in any given period relative to the levels expected by securities analysts or projected by us;

●	government regulations, including stock option accounting and tax regulations;

●	energy blackouts;

●	acts of terrorism and war;

●	widespread illness;

●	proprietary rights or product or patent litigation;

●	strategic transactions, such as acquisitions and divestitures;

●	rumors or allegations regarding our financial disclosures or practices; or

●	earthquakes or other natural disasters in Nanjing or Shanghai, China where a significant portion of our operations are based.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Wholesale segment

In 2019, we operated two complexes as our operating and production facilities at 509 Chengxin Road, in the Nanjing Jiangning Economic, China. The following is a description of these facilities:

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

In addition, Goldenway currently holds the right to lease certain land and use certain building and improvements on that land until 2019.  In December 2019 we leased part of this facility to a non- affiliated third party under a lease with an annual rent of approximately $18,000 pursuant to a one year lease.

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

ITEM 3. LEGAL PROCEEDINGS

In March 2019, Shanghai La Go Go Fashion Company Limited (“LA GO GO”) filed a complaint against Shanghai Chijing Investment Management Co., Ltd. (“Shanghai Chijing”) for unpaid rent of RMB2.45 million ($0.36 million) in the Shanghai People’s Court (the “Court”). On July 2019, Shanghai Chijing filed a counterclaim against LA GO GO for RMB15.38 million ($2.2 million), alleging that LA GO GO had not fulfilled its corresponding obligations as a landlord. As a result, the Court has frozen the bank accounts of both Shanghai Chijing and LA GO GO. As of December 31, 2019, a total balance of RMB15.38 million ($2.2 million) was frozen in the bank accounts of LA GO GO. LA GO GO believes that Shanghai Chijing’s counterclaim is frivolous and without merit, and is rigorously defending against the counterclaim. As of December 31, 2019, the company had booked this restricted cash in other receivables. On March 10, 2020, the Court entered a judgment in favor of LA GO GO and dismissed Shanghai Chijing’s counterclaim.

In addition to the foregoing, we may become subject to other legal proceedings that arise in the ordinary course of business and have not been finally adjudicated. Adverse decisions in any of the foregoing may have a material adverse effect on our results of operations, cash flows or our financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity

Our common stock was quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) initially under the symbol “EGLY” and then it was changed to “EVGY” in 2007.  On July 16, 2008 our common stock commenced trading on NYSE MKT LLC (“NYSE MKT”) (formerly named the NYSE Annex) under the symbol of “EVK” and then transferred to the NASDAQ Global Market on December 31, 2014. As of December 31, 2019, there were approximately 56 shareholders of record of our common stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name. The following table sets forth the high and low bid information for the common stock for each quarter within the last two fiscal years, as reported by the NASDAQ Global Market. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Bid Price
	HIGH	LOW
NASDAQ
Period ended March 23, 2020	$1.01	$1.67
FISCAL YEAR 2019:
Fourth Quarter ended December 31, 2019	$3.30	$1.49
Third Quarter ended September 30, 2019	$2.40	$3.35
Second Quarter ended June 30, 2019	$3.79	$3.01
First Quarter ended March 31, 2019	$4.00	$3.56
NYSE MKT
PERIOD
FISCAL YEAR 2018:
Fourth Quarter ended December 31, 2018	$4.10	$2.95
Third Quarter ended September 30, 2018	$3.70	$2.65
Second Quarter ended June 30, 2018	$4.35	$3.30
First Quarter ended March 31, 2018	$3.90	$2.30

Securities Authorized for Issuance under Equity Incentive Plans

The following table presents information regarding equity instruments outstanding under our 2014 Equity Incentive Plan as of December 31, 2019:

	Equity Incentive Plan Information
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted -average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity incentive plans approved by security holders	-	$-	1,500,000
Total	-	$-	1,500,000

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the year ended December 31, 2019 should be read in conjunction with the Financial Statements and corresponding notes included in this annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

Our Business

We are a retailer of branded fashion apparel and leading global apparel supply chain solution provider based in China. We are listed on the NASDAQ Global Market under the symbol of “EVK”.

We classify our businesses into two segments: Wholesale and Retail. Our wholesale business consists of wholesale-channel sales made principally to domestically and international recognized brands, and department stores located throughout Europe, the U.S., Japan and the People’s Republic of China (“PRC”). We focus on well-known, middle-to-high end casual wear, sportswear, and outerwear brands. Our retail business consists of retail-channel sales directly to consumers through retail stores located throughout the PRC as well as sales via online stores at Tmall, Dangdang mall, JD.com, VIP.com etc.

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

Wholesale Business

We conduct our original design manufacturing (“ODM”) operations through seven wholly owned subsidiaries which are located in the Nanjing Jiangning Economic and Technological Development Zone and Shang Fang Town in the Jiangning District in Nanjing, Jiangsu province, China, Chuzhou, Anhui province, China and Samoa: Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”), Goldenway Nanjing Garments Company Limited (“Goldenway”), Nanjing New-Tailun Garments Company Limited (“New Tailun”), Nanjing Catch-Luck Garments Co., Ltd. (“Catch-Luck”), Haian Tai Xin Garments Trading Company Limited (“Haian Tai Xin”), Chuzhou Huirui Garments Co., Ltd. (“Huirui), Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”), Ever-Glory Supply Chain Service Co., Limited (“Ever-Glory Supply Chain”) and Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”).

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

Retail Business

The business objectives for our retail segment are to establish leading brands of women’s apparel and to build a nationwide retail network in China. As of December 31, 2019, we had 1,101 stores (including store-in-stores), including 107 stores were opened and 387 stores were closed in 2019. We expect to open additional 150 to 200 stores in 2020.

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

Global Economic Uncertainty

Our business is dependent on consumer demand for our products. We believe that the significant uncertainty in the global economy and the slowdown of economies in the United States and Europe have increased our clients’ sensitivity to the cost of our products. We have experienced continued pricing pressure. If the global economic environment continues to be weak, these worsening economic conditions could have a negative impact on our sales growth and operating margins in our wholesale segment in 2020.

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

Estimates and Assumptions

In preparing our consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates in 2019 and 2018 include the assumptions used to value tax liabilities, derivative financial instruments, the estimates of the allowance for deferred tax assets, and the accounts receivable allowance, and impairment of long-lived assets and inventory write-offs.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”; In November 2019, the FASB issued ASU No. 2019-10 “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates”; In March 2020, the FASB issued ASU No. 2020-03 “Codification Improvements to Financial Instruments”; which modifies the measurement of expected credit losses of certain financial instruments. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2022. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

In October 2018, the FASB issued ASU No. 2018-17 “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities” which could be improved in the following areas: 1. Applying the variable interest entity (VIE) guidance to private companies under common control. 2. Considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The Company is currently assessing the impact of this ASU on its condensed consolidated financial statements. For entities, other than private companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Year Ended December 31,
	2019		2018
	(in thousands of U.S. Dollars, except for percentages)
Sales	$383,101	100.0%	$448,508	100.0%
Gross Profit	118,771	31.0	147,355	32.9
Operating Expense	115,303	30.1	132,336	29.5
Income From Operations	3,468	0.9	15,019	3.3
Other Income (Expenses)	2,313	0.6	1,363	0.3
Income tax expense	4,562	1.2	4,942	1.1
Net Income	$1,219	0.3%	$11,440	2.6%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the years ended December 31, 2019 and 2018.

	2019		2018		Growth (Decrease)
Wholesale business	(In thousands of U.S. dollars)	% of total sales	(In thousands of U.S. dollars)	% of total sales	in 2019 compared with 2018
Mainland China	$74,008	19.3%	$89,269	19.9%	(17.1)%
Hong Kong China	26,126	6.8	38,106	8.5	(31.4)
Germany	3,510	0.9	6,748	1.5	(48.0)
United Kingdom	14,864	3.9	15,460	3.4	(3.9)
Europe-Other	22,158	5.8	30,747	6.9	(27.9)
Japan	18,901	4.9	7,583	1.7	149.2
United States	35,589	9.3	30,696	6.8	15.9
Total Wholesale business	195,156	50.9	218,609	48.7	(10.7)
Retail business	187,945	49.1	229,899	51.3	(18.2)
Total sales	$383,101	100.0%	$448,508	100.0%	(14.6)%

Total sales for the year ended December 31, 2019 were $383.1 million, a decrease of 14.6% from the year ended December 31, 2018. This decrease was primarily attributable to a 10.7% decrease in sales in our wholesale business and an 18.2% decrease in sales in our retail business.

Sales generated from our wholesale business contributed 50.9% or $195.2 million of our total sales for the year ended December 31, 2019, a decrease of 10.7% compared with $218.6 million in the year ended December 31, 2018. This decrease was primarily attributable to decreased sales in Mainland China, United Kingdom, Hong Kong China, Germany and Europe-Other partially offset by increased sales in Japan and United States.

Sales generated from our retail business contributed 49.1% or $187.9 million of our total sales for the year ended December 31, 2019, a decrease of 18.2% compared with $229.9 million in the year ended December 31, 2018. This decrease was primarily due to a decrease in same store sales.

Total retail store square footage and sales per square foot for the years ended December 31, 2019 and 2018 are as follows:

	2019	2018
Total store square footage	1,164,392	1,402,933
Number of stores	1,101	1,381
Average store size, square foot	1,058	1,005
Total store sales (in thousands of U.S. dollars)	$187,945	$229,899
Sales per square foot	$161	$164

Same-store sales and newly opened store sales for the years ended December 31, 2019 and 2018 are as follows:

	2019	2018
	(In thousands of U.S. dollars)
Sales from stores opened for a full year	$161,507	$191,305
Sales from newly opened store sales	$5,810	$14,689
Sales from e-commerce platform	$13,660	$17,364
Other*	$6,968	$6,541
Total	$187,945	$229,899

* Primarily sales from stores that were closed in the current reporting period.

We remodeled or relocated 117 stores in 2019, and plan to relocate or remodel an aggregate of 50-100 stores in 2020. Remodels and relocations typically drive incremental same-store sales growth. A relocation typically results in an improved, more visible and accessible location, and usually includes increased square footage. We believe we will continue to have opportunities for additional remodels and relocations beyond 2019.  Same-store sales are calculated based upon stores that were open at least 12 full fiscal months in each reporting period and remain open at the end of each reporting period.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the years ended December 31, 2019 and 2018.

					Growth
					(Decrease) in 2019
	Year ended December 31,				Compared
	2019		2018		with 2018
	(In thousands of U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$195,156	100.0%	$218,609	100.0%	(10.7)%
Raw Materials	88,072	45.1	97,173	44.5	(9.4)
Labor	1,379	0.7	2,103	1.0	(34.4)
Outsourced Production Costs	65,491	33.6	77,228	35.3	(15.2)
Other and Overhead	345	0.2	305	0.1	13.2
Total Cost of Sales for Wholesale	155,287	79.6	176,809	80.9	(12.2)
Gross Profit for Wholesale	39,869	20.4	41,800	19.1	(4.6)
Net Sales for Retail	187,945	100.0	229,899	100.0	(18.2)
Production Costs	67,629	36.0	76,314	33.2	(11.4)
Rent	41,414	22.0	48,030	20.9	(13.8)
Total Cost of Sales for Retail	109,043	58.0	124,344	54.1	(12.3)
Gross Profit for Retail	78,902	42.0	105,555	45.9	(25.2)
Total Cost of Sales	264,330	69.0	301,153	67.1	(12.2)
Gross Profit	$118,771	31.0%	$147,355	32.9%	(19.4)%

Raw material costs for our wholesale business were 45.1% of our total wholesale business sales in 2019, compared with 44.5% in 2018. The increase was mainly due to higher raw materials prices.

Labor costs for our wholesale business were 0.7% of our total wholesale business sales in 2019, compared with 1.0% in 2018. The marginal decrease was mainly due to the deceased sales.

Outsourced manufacturing costs for our wholesale business were 33.6% of our total wholesale sales in 2019, compared with 35.3% in 2018. This decrease was primarily attributable to increased outsourced orders to our related entities in Vietnam, which have lower labor costs compared to orders outsourced to Chinese factories.

Overhead and other expenses for our wholesale business accounted for 0.2% and 0.1% of our total wholesale sales in 2019 and 2018, respectively.

Gross profit for our wholesale business in 2019 was $40.0 million, a decrease of 4.6% from 2018. As a percentage of total wholesale business sales, gross profit was 20.4% of our total wholesale business sales in 2019, compared with 19.1% in 2018. The decrease in gross margin was mainly due to increased raw material costs.

Production costs for our retail business for the year ended December 31, 2019 were $67.6 million compared with $76.3 million for the year ended December 31, 2018. As a percentage of our total retail sales, production costs were 36.0% of our total retail sales for the year ended December 31, 2019, compared with 33.2% for the year ended December 31, 2018. The increase was due to higher discounts on our out-of-season products in the year ended December 31, 2019 compared with the same period of the prior year in percentage of sales.

Rent costs for our retail business for the year ended December 31, 2019 were $41.4 million compared with $48.0 million for the year ended December 31, 2018. As a percentage of total retail sales, rent costs were 22.0% of our total retail sales for the year ended December 31, 2019 compared with 20.9% for the year ended December 31, 2018. The decrease was primarily attributable to lower rent at certain locations.

Gross profit for our retail business for the year ended December 31, 2019 was $79.0 million compared with $105.6 million for the year ended December 31, 2018. Gross margin for our retail business for the year ended December 31, 2019 was 42.0% compared with 45.9% for the year ended December 31, 2018.

Total cost of sales for the year ended December 31, 2019 was $264.3 million, a 12.3% decrease compared with the year ended December 31, 2018. As a percentage of total sales, total costs were 69.0% of total sales for the year ended December 31, 2019, compared with 67.1% for the year ended December 31, 2018. Total gross margin for the year ended December 31, 2019 was 31.0% compared with 32.9% for the year ended December 31, 2018.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. Some of our customers also furnish us with raw materials so that we can manufacture their products. For our wholesale business, purchases from our five largest suppliers represented in aggregate approximately 14.5% and 16.2% of raw material purchases for the years ended December 31, 2019 and 2018, respectively. No single supplier provided more than 10% of our raw material purchases for the years ended December 31, 2019 and 2018. For our retail business, purchases from our five largest suppliers represented approximately 93.3% and 72.1% of raw material purchases for the year ended December 31, 2019 and 2018, respectively. Five suppliers provided approximately 35.6%, 19.6%, 15.2%, 12.9% and 10.2% of our raw material purchases for the year ended December 31, 2019. Five suppliers provided approximately 24.0%, 18.2%, 15.1%, 13.9% and 8.1% of our raw material purchases for the year ended December 31, 2018. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

We also purchase finished goods from contract manufacturers. For our wholesale business, purchases from our five largest contract manufacturers represented approximately 41.4% and 38.8% of finished goods purchases for the year ended December 31, 2019 and 2018, respectively. Two contract manufacturers provided approximately 10.4% and 10.2% of our finished goods purchases for the year ended December 31, 2019. One contract manufacturer provided approximately 18.1% of our finished goods purchases for the year ended December 31, 2018. For our retail business, our five largest contract manufacturers represented approximately 18.0% and 16.3% of finished goods purchases for the year ended December 31, 2019 and 2018, respectively. No contract manufacturer provided more than 10% of our retail finished goods purchases for the years ended December 31, 2019 and 2018. We have not experienced difficulty in obtaining finished products from our contract manufacturers and we believe we maintain good relationships with our contract manufacturers.

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

	Year ended December 31,				Increase (Decrease) in 2019 Compared
	2019		2018		to 2018
	(In thousands of U.S. dollars, except for percentages)
Gross Profit	$118,771	31.0%	$147,355	32.9%	(19.4)%
Operating Expenses:
Selling Expenses	80,180	20.9	91,439	20.4	(12.3)
General and Administrative Expenses	35,123	9.2	39,811	8.9	(11.8)
Intangible asset impairment	-	-	1,086	0.2	-
Total	115,303	30.1	132,336	29.5	(12.9)
Income from Operations	$3,468	0.9%	$15,019	3.3%	(76.9)%

Selling expenses for the year ended December 31, 2019 were $80.2 million, a 12.3% decrease compared with the year ended December 31, 2018. The decrease was attributable to lower retail sales.

General and administrative expenses for the year ended December 31, 2019 were $35.1 million an 11.8% decrease compared with the year ended December 31, 2018. As a percentage of total sales, general and administrative expenses accounted for 9.2% of total sales for the year ended December 31, 2019, compared with 8.9% of total sales for the year ended December 31, 2018. The decrease in absolute amount was mainly attributable to the decline in number of stores.

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

Income from Operations

Income from operations for the year ended December 31, 2019 was $3.5 million, a 76.9% decrease from $15.0 million for the year ended December 31, 2018. This decrease was due to decreased gross profit.

Interest Expense

Interest expense was $1.2 million and $2.0 million for the years ended December 31, 2019 and 2018, respectively. The decrease was due to the decreased bank loans.

Other Income

Other income was $2.5 million and $2.0 million for the years ended December 31, 2019 and 2018, respectively. The increase was due to an increase in government financial incentives.

Income Tax Expenses

Income tax expense for the year ended December 31, 2019 was $4.6 million, a 7.1% decrease compared to the same period of 2018. The decrease was primarily due to lower business profits.

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

Ever-Glory Supply Chain Service Co., Limited was incorporated in Hongkong on December 27, 2017. Under the current laws of Hongkong, its income tax rate is 8.25% when its profit is under HKD 2.0 million and its income tax rate is 16.5% when its profit is over HKD 2.0 million.

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

New U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, no deferred tax expense (income) relating to the Tax Act changes for the year ended December 31, 2019.

Net Income attributable to the Company

Net income for the year ended December 31, 2019 was $1.3 million, a decrease of 83.8% compared with the same period in 2018. Our basic and diluted earnings per share were $0.09 and $0.81 for the years ended December 31, 2019 and 2018, respectively.

Summary of Cash Flows

Summary cash flows information for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
	(In thousands of U.S. dollars)
Net cash provided by operating activities	$3,985	$2,562
Net cash used in investing activities	$(8,675)	$(12,182)
Net cash provided by (used in) financing activities	$6,117	$(5,281)

Net cash provided by operating activities was $4.0 million for the year ended December 31, 2019, compared with net cash provided by $2.6 million during the year ended December 31, 2018. The increase was primarily due to decrease in accounts receivable.

Net cash used in investing activities was $8.7 million for the year ended December 31, 2019, compared with $12.2 million during the year ended December 31, 2018. This decrease was mainly due to the decreased in purchase of property and equipment and remodeling expenditure in 2019.

Net cash provided by financing activities was $6.1 million for the year ended December 31, 2019 compared with net cash used in $5.3 million during the year ended December 31, 2018. During the year ended December 31, 2019, we repaid $58.7 million of bank loans and received bank loan proceeds of $59.5 million. Also, under the counter-guarantee agreement, we received $13.6 million from and paid $8.4 million to the related party during the year ended December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2019, we had cash and cash equivalents of $48.6 million, other current assets of $165.7 million and current liabilities of $129.1 million. We presently finance our operations primarily from cash flows from operations and bank loans and we anticipate that these will continue to be our primary sources of funds to finance our short-term cash needs.

Bank Loans

In December 2019, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $5.7 million (RMB40.0 million). These loans are collateralized by the Company’s property and equipment. As of December 31, 2019, Goldenway had borrowed $5.7 million (RMB40.0 million) from Industrial and Commercial Bank of China with an annual interest rate 3.26% and due on February 2020.

In November 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $14.3 million (RMB100.0 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of December 31, 2019, Ever-Glory Apparel had borrowed $12.9 million (RMB 90.0 million) under this line of credit with annual interest rates ranging from 3.92% to 4.7% and due on from March to October 2020. As of December 31, 2019, approximately $1.4 million was unused and available under this line of credit.

In August 2018, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.2 million (RMB50.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of December 31, 2019, approximately $7.2 million was unused and available under this line of credit.

In August 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $8.6 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of December 31, 2019, Ever-Glory Apparel had borrowed $4.3 million (RMB30.0 million) from Nanjing Bank with an annual interest rates 5.0% and due on various dates from January to June 2020. As of December 31, 2019, approximately $4.3 million was unused and available under this line of credit.

In June 2019, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $2.9 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of December 31, 2019, LA GO GO had borrowed $2.1 million (RMB15.0 million) under this line of credit with an annual interest rate of 5.22% and due in June 2020. As of December 31, 2019, approximately $0.8 million was unused and available under this line of credit.

In June 2018, LA GO GO entered into a line of credit agreement for approximately $2.9 million (RMB20.0 million) with China Minsheng Bank and guaranteed by Ever-Glory Apparel and Mr. Kang. As of December 31, 2019, LA GO GO had borrowed $2.9 million (RMB20.0 million) from China Minsheng Bank with an annual interest rate of 5.0% and due in November 2020.

In November 2018, LA GO GO entered into a line of credit agreement for approximately $2.9 million (RMB20.0 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Jiangsu LAGOGO. As of December 31, 2019, LA GO GO had borrowed $1.4 million (RMB10.0 million) from the Bank of Communications with an annual interest rate 5.0% and due on January 2020. As of December 31, 2019, approximately $1.5 million was unused and available under this line of credit.

In September 2019, Ever-Glory Apparel entered into a line of credit agreement for approximately $5.7 million (RMB40.0 million) with the Shanghai Pudong Development Bank and guaranteed by Goldenway. As of December 31, 2019, approximately $5.7 million was unused and available under this line of credit.

In January 2015, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $2.5 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of December 2019, Ever-Glory Apparel had borrowed $0.6 million from HSBC with an annual interest rate of 3.0% and due in October 2018, and collateralized by approximately $0.7 million of accounts receivable from our wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of December 31, 2019, approximately $1.9 million was unused and available under this line of credit.

All bank loans are used to fund our daily operations. All loans have been repaid before or at maturity date.

DERIVATIVE LIABILITY

At December 31, 2019, the Company did not have any foreign currency contracts.

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

As of December 31, 2018, we had access to approximately $50.2 million in lines of credit, of which approximately $20.9 million was unused and available. These credit facilities do not include any covenants. We have agreed to provide Jiangsu Ever-Glory a counter-guarantee of not more than 70% of the maximum aggregate lines of credit and borrowings guaranteed by Jiangsu Ever-Glory and collateralized by the assets of Jiangsu Ever-Glory under agreements executed between the Company, Jiangsu Ever-Glory and the banks. The maximum aggregate lines of credit and available borrowings was approximately $33.0 million (RMB 230 million) and approximately $33.0 (RMB 230 million) was provided to Jiangsu Ever-Glory as the counter guarantee as of December 31, 2019.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004, the exchange rate of RMB to the dollar remained constant at RMB 8.26 to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from RMB 8.26 to 8.09 to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of December 31, 2019, the market foreign exchange rate had increased to RMB 6.98 to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future and will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Haian TaiXin, Ever-Glory Apparel, Taixin, He Meida, Huirui, Shanghai LA GO GO, Yalan, Shanghai Yiduo, Tianjin LA GO GO and Jiangsu LA GO GO (whose functional currency is RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation loss for the year ended December 31, 2019 and 2018 was ($0.7 million) and ($6.1 million), respectively.

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

As of December 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Ever-Glory International Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ever-Glory International Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States.

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

March 30, 2020

 EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

AS OF DECEMBER 31, 2019 AND 2018

	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$48,551	$47,012
Accounts receivable, net	78,053	86,527
Inventories	67,355	65,929
Value added tax receivable	2,495	2,580
Other receivables and prepaid expenses	7,497	10,204
Advances on inventory purchases	9,681	6,420
Amounts due from related parties	123	192
Total Current Assets	213,755	218,864

NONCURRENT ASSETS
Intangible assets, net	4,729	4,962
Property and equipment, net	28,812	28,445
Operating lease right-of-use assets	53,379	-
Deferred tax assets	996	-
Total Non-Current Assets	87,916	33,407
TOTAL ASSETS	$301,671	$252,271

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank loans	$29,931	$29,497
Accounts payable	72,418	78,412
Accounts payable and other payables - related parties	4,811	4,756
Other payables and accrued liabilities	19,137	21,958
Value added and other taxes payable	1,657	2,569
Income tax payable	1,142	1,569
Current operating lease liabilities	44,888	-
Total Current Liabilities	173,984	138,761

NONCURRENT LIABILITIES
Deferred tax liabilities	-	354
Non-current operating lease liabilities	8,537	-
TOTAL LIABILITIES	182,521	139,115

NOTE 13 COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Stockholders’ equity:
Preferred stock ($0.001 par value, authorized 5,000,000 shares, no shares issued and outstanding)	-	-
Common stock ($0.001 par value, authorized 50,000,000 shares, 14,801,770 and 14,798,198 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively)	15	15
Additional paid-in capital	3,640	3,627
Retained earnings	106,328	105,914
Statutory reserve	19,939	19,083
Accumulated other comprehensive loss	(4,330)	(3,578)
Amounts due from related party	(4,932)	(10,354)
Total equity attributable to stockholders of the Company	120,660	114,707
Noncontrolling interest	(1,510)	(1,551)
Total Equity	119,150	113,156
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$301,671	$252,271

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018

SALES	$383,101	$448,508

COST OF SALES	264,330	301,153

GROSS PROFIT	118,771	147,355

OPERATING EXPENSES
Selling expenses	80,180	91,439
General and administrative expenses	35,123	39,811
Marketing related intangible asset impairment	-	1,086
Total operating expenses	115,303	132,336

INCOME FROM OPERATIONS	3,468	15,019

OTHER INCOME (EXPENSE)
Interest income	1,003	1,375
Interest expense	(1,222)	(1,989)
Other income	2,532	1,977
Total other income	2,313	1,363

INCOME BEFORE INCOME TAX EXPENSE	5,781	16,382

INCOME TAX EXPENSE	(4,562)	(4,942)

NET INCOME	1,219	11,440

Net loss attributable to the non-controlling interest	51	568
NET INCOME ATTRIBUTABLE TO THE COMPANY	$1,270	$12,008

NET INCOME	$1,219	$11,440
Foreign currency translation loss	(660)	(6,084)
COMPREHENSIVE INCOME	$559	$5,356

Comprehensive loss attributable to the noncontrolling interest	41	489

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$610	$5,845
EARNINGS PER SHARE ATTRIBUTABLE TO THE COMPANY’S STOCKHOLDERS:
Basic and diluted	$0.09	$0.81
Weighted average number of shares outstanding Basic and diluted	14,801,770	14,798,198

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

			Additional	Retained Earnings		Accumulated other	Amounts due from	Total equity attributable to stockholders	Non-
	Common Stock		paid-in		Statutory	Comprehensive	related	of the	controlling	Total
	Shares	Amount	capital	Unrestricted	reserve	income	party	Company	Interest	equity
Balance at January 1, 2018	14,795,992	$15	$3,620	$95,195	$17,794	$2,585	$(15,449)	$103,760	(1,062)	$102,698

Stock issued for compensation	2,206	0.002	7	-	-	-	-	7		7
Net income (loss)	-	-	-	12,008	-	-	-	12,008	(568)	11,440
Transfer to reserve	-	-	-	(1,289)	1,289	-	-	-		-
Net cash paid to related party under counter guarantee agreement	-	-	-	-	-	-	5,095	5,095	-	5,095
Foreign currency translation loss						(6,163)		(6,163)	79	(6,084)
Balance at December 31, 2018	14,798,198	$15	$3,627	$105,914	$19,083	$(3,578)	$(10,354)	$114,707	(1,551)	$113,156

Stock issued for compensation	3,572	-	13	-	-	-	-	13		13
Net income (loss)	-	-	-	1,270	-	-	-	1,270	(51)	1,219
Transfer to reserve	-	-	-	(856)	856	-	-	-		-
Net cash paid to related party under counter guarantee agreement (Note 12)	-	-	-	-	-	-	5,422	5,422	-	5,422
Foreign currency translation gain						(752)		(752)	92	(660)
Balance at December 31, 2019	14,801,770	$15	$3,640	$106,328	$19,939	$(4,330)	$(4,932)	$120,660	(1,510)	$119,150

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,219	$11,440
Adjustments to reconcile net income to cash provided by operating activities:
Intangible asset impairment loss	-	1,086
Depreciation and amortization	8,239	6,664
Loss from sale of property and equipment	9	108
Provision of bad debt allowance	1,062	660
Provision for obsolete inventories	2,804	3,324
Deferred income tax	(1,472)	(1,370)
Stock-based compensation	12	7
Changes in operating assets and liabilities
Accounts receivable	6,652	(9,893)
Inventories	(5,145)	(16,462)
Value added tax receivable	1,077	1,016
Other receivables and prepaid expenses	2,394	(5,659)
Advances on inventory purchases	(3,395)	(3,698)
Amounts due from related parties	67	(2,761)
Accounts payable	(2,305)	8,485
Accounts payable and other payables- related parties	176	6,275
Other payables and accrued liabilities	(4,052)	5,604
Value added and other taxes payable	(2,948)	(2,210)
Income tax payable	(409)	(54)
Net cash provided by operating activities	3,985	2,562

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,675)	(12,182)
Net cash used in investing activities	(8,675)	(12,182)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	59,528	64,006
Repayment of bank loans	(58,665)	(70,513)
Repayment of loans from related party	13,163	6,657
Advances to related party	(8,381)	(8,428)
Interest income received from related party	472	2,997
Net cash provided by (used in) financing activities	6,117	(5,281)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,316	(963)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,743	(15,864)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	47,012	62,876

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$50,755	$47,012

Reconciliation of cash, cash equivalents and restricted cash reported within their consolidated balance sheets:

Cash and Cash Equivalents	48,551	47,012
Restricted cash (booked in other receivables and prepaid expenses)	2,204	-
	$50,755	$47,012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$1,222	$1,755
Income taxes	$6,327	$6,350

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 AND 2018

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION

Ever-Glory International Group, Inc. (the “Company”), together with its subsidiaries, is an apparel manufacturer, supplier and retailer in The People’s Republic of China (“China or “PRC”), with a wholesale segment and a retail segment. The Company’s wholesale business consists of recognized brands for department and specialty stores located in China, Europe, Japan and the United States. The Company’s retail business consists of flagship stores and store-in-stores for the Company’s own-brand products. The following are the Company’s subsidiaries as of December 31, 2019:

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

Haian Tai Xin Garments Trading Company Limited (“Haian Tai Xin”), a wholly-owned subsidiary of Ever-Glory Apparel, was incorporated in the PRC in 2019.

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

The Company’s wholesale operations are provided primarily through the Company’s PRC subsidiaries, Goldenway, Catch-Luck, New Tailun, Haian TaiXin, Ever-Glory Apparel, TaiXin, Huirui, the Company’s Hongkong subsidiary, Ever-Glory Supply Chain and the Company’s Samoa subsidiary, Ever-Glory HK. The Company’s retail operations are provided through its subsidiaries, Shanghai LA GO GO, Jiangsu LA GO GO, Tianjin LA GO GO, Ya Lan, He Meida and 78% owned Shanghai Yiduo.

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

As of December 31, 2019 and 2018, $1.0 million and $0.66 million of bad debt expense have been made in the consolidated financial statements respectively. The allowance for doubtful account balances as of December 31, 2019 and 2018 are $5.3 million and $5.9 million, respectively.

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

Impairment of long-lived assets

Long-lived assets, property, equipment and land use rights held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. There was no impairment of long-lived assets as of December 31, 2019, but intangible assets of $1.08 million were impaired as of December 31, 2018.

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

At December 31, 2019 and 2018, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions that management considers to be of a high quality.

Management has estimated that the carrying amounts of non-related party financial instruments approximate their fair values due to their short-term maturities. The fair value of amounts due from (to) related parties is not practicable to estimate due to the related party nature of the underlying transactions.

As of December 31, 2019, the Company has no derivative liability subjects to recurring fair value measurement (Level 3) with the change in fair value recognized in earnings. As of December 31, 2018, the Company has the following derivative financial instruments measured at their fair value using Level 2 quoted prices provided by banks. The fair value of foreign currency swap contracts is determined by the variation of measurement date foreign exchange market rates and contract closing date predetermined foreign exchange rates.

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

The Company accounts for derivative and hedging activities in accordance with ASC 815, Derivatives and Hedging, as amended by ASU No. 2017-12. Derivative financial instruments are recognized initially at fair value and transaction costs are expensed immediately. Subsequent to initial recognition, derivative financial instruments are stated at fair value. The gain or loss on re-measurement to fair value is recognized immediately in earnings when such instruments are designated as fair value hedges or ineffective portion of cash flow hedges. The accumulated gain or loss from effective portions of cash flow hedges are recorded in accumulated other comprehensive income/(loss) (“AOCI”) until the hedged item is recognized in earnings. If the hedging instrument no longer meets the criteria for hedge accounting, expires or is sold, terminated or exercised, then hedge accounting is discontinued prospectively.

Operating Leases

The Company adopted ASC No. 842, Leases effective January 1, 2019 to account for all Company’s leases, All leases are recorded in the balance sheets. The lease liability is measured at present value of outstanding lease payments, both at commencement date and subsequently. The discount rate is generally the Company’s incremental borrowing rate as the lessor’s rate implicit in the lease is not readily determinable. The right-of-use (ROU) asset costs at commencement date consist of initial lease liability, any initial direct costs, and any lease payments made to the lessor at or before the commencement date, minus any lease incentives received. Subsequently, the carrying amount of ROU asset is derived from the carrying amount of the lease liability, plus unamortized direct costs and prepaid lease payments, and minus unamortized balance of lease incentives received. The annual amortization expenses will be recorded in consolidated statement of operations and allocating between cost of sales and operating expenses.

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

Local transportation charges and production inspection charges are included in selling expenses and totaled $3.2 million and $1.1 million in the years ended December 31, 2019 and 2018, respectively.

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development costs included in general and administrative expenses for the years ended December 31, 2019 and 2018 amounted to $1.0 million and $0.8 million, respectively.

Government subsidies

Government subsidies are recognized when received and when all the conditions for their receipt have been met. Subsidies that compensate the Company for expenses incurred are recognized as a reduction of expenses in the consolidated statements of operations. Subsidies that are not associated with expenses are recognized as other income. Four of the Company’s PRC subsidiaries received government subsidies of $1.8 million and $1.2 million for the years ended December 31, 2019 and 2018, respectively, which was recorded in other income when subsidies were received and all the conditions were met.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2019 and 2018. The Company’s effective tax rate differs from the PRC statutory rate primarily due to non-deductible expenses, temporary differences, and preferential tax treatment.

The Company files income tax returns with the relevant government authorities in the U.S. and the PRC.

Foreign Currency Translation and Other Comprehensive Income

The reporting currency of the Company is the U.S. dollar. The functional currency of Ever-Glory, Perfect Dream, Ever-Glory HK and Ever-Glory Supply Chain is the U.S. dollar. The functional currency of Goldenway, New Tailun, Catch-luck, Haian TaiXin, Ever-Glory Apparel, Shanghai LA GO GO, Jiangsu LA GO GO, Tianjin LA GO GO, He Meida, Huirui, Yalan, Yiduo and Taixin is the Chinese RMB.

For the subsidiaries whose functional currency is the RMB, all assets and liabilities are translated at the exchange rate on the balance sheet date; equity is translated at historical rates and items in the statement of income are translated at the average rate for the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of equity and amounted to ($4.34 million) and ($3.58 million) as of December 31, 2019 and 2018, respectively. Assets and liabilities at December 31, 2019 and 2018 were translated at RMB6.98 and RMB6.88 to $1.00 respectively. The average translation rates applied to income statement accounts and consolidated statements of cash flows for the years ended December 31, 2019 and 2018 were RMB6.90 and RMB6.61 to $1.00, respectively. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Translation gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred and amounted a loss of $0.77 million and a loss of $1.20 million for the years ended December 31, 2019 and 2018, respectively.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”; In November 2019, the FASB issued ASU No. 2019-10 “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates”; In March 2020, the FASB issued ASU No. 2020-03 “Codification Improvements to Financial Instruments”; which modifies the measurement of expected credit losses of certain financial instruments. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2022. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

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

NOTE 3 INVENTORIES

Inventories at December 31, 2019 and 2018 consisted of the following:

	December 31, 2019	December 31, 2018
	(In thousands of U.S. Dollars)
Raw materials	$1,468	$6,805
Work-in-progress	8,025	3,308
Finished goods	57,862	55,816
Total inventories	$67,355	$65,929

Provision for obsolete inventories was $2.8 million and $3.3 million for the years ended December 31, 2019 and 2018, respectively.

NOTE 4 INTANGIBLE ASSETS

Land use rights

In 2006, the Company obtained a fifty-year land use right on 112,442 square meters of land in the Nanjing Jiangning Economic and Technological Development Zone.

In 2014, the Company obtained a fifty-year land use right on 23,333 square meters of land in the Suzhou Kunshan Jinxi Tower Jinxing Road.

In 2015, the Company obtained a fifty-year land use right on 33,427 square meters of land in the Tianjin Wuqing Development Zone.

Land use rights at December 31, 2019 and 2018 consisted of the following:

	2019	2018
	(In thousands of U.S. Dollars)
Land use rights	$5,456	$5,702
Less: accumulated amortization	(727)	(740)
Land use rights, net	$4,729	$4,962

Amortization expense was $0.12 million and $0.12 million for the years ended December 31, 2019 and 2018, respectively. Future expected amortization expense for land use rights is approximately $0.12 million for each of the next five years.

NOTE 5 PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2019 and 2018:

	2019	2018
	(In thousands of U.S. Dollars)
Property and plant	$24,384	$27,829
Leasehold improvements	19,914	21,278
Equipment and machinery	2,448	2,451
Office equipment and furniture	7,567	3,102
Motor vehicles	2,048	1,112
	56,361	55,772
Less: accumulated depreciation	(28,330)	(27,327)
Construction-in-progress	781	-
Property and equipment, net	$28,812	$28,445

Depreciation expense was $8.11 million and $6.54 million for the years ended December 31, 2019 and 2018, respectively.

NOTE 6 OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2019 and 2018 consisted of the following:

	2019	2018
	(In thousands of U.S. Dollars)
Advance from customers	$2,497	$976
Accrued wages and welfare	7,459	8,671
Other payables	9,181	12,311
Total other payables and accrued liabilities	$19,137	$21,958

NOTE 7 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short term bank loans consisted of the following as of December 31, 2019, and 2018.

	December 31, 2019	December 31, 2018
Bank	(In thousands of U.S. Dollars)
Industrial and Commercial Bank of China	$18,629	$14,540
Nanjing Bank	6,449	5,089
China Minsheng Bank	2,866	2,908
Bank of Communications	1,426	2,893
HSBC	561	-
Shanghai Pudong Development Bank	-	2,613
China Everbright Bank Shanghai Pudong Development Bank	-	1,454
	$29,931	$29,497

In December 2019, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $5.7 million (RMB40.0 million). These loans are collateralized by the Company’s property and equipment. As of December 31, 2019, Goldenway had borrowed $5.7 million (RMB40.0 million) from Industrial and Commercial Bank of China with an annual interest rate 3.26% and due on February 2020.

In November 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $14.3 million (RMB100.0 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of December 31, 2019, Ever-Glory Apparel had borrowed $12.9 million (RMB 90.0 million) under this line of credit with annual interest rates ranging from 3.92% to 4.7% and due on from March to October 2020. As of December 31, 2019, approximately $1.4 million was unused and available under this line of credit.

In August 2018, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.2 million (RMB50.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of December 31, 2019, approximately $7.2 million was unused and available under this line of credit.

In August 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $8.6 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of December 31, 2019, Ever-Glory Apparel had borrowed $4.3 million (RMB30.0 million) from Nanjing Bank with an annual interest rates 5.0% and due on various dates from January to June 2020. As of December 31, 2019, approximately $4.3 million was unused and available under this line of credit.

In June 2019, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $2.9 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of December 31, 2019, LA GO GO had borrowed $2.1 million (RMB15.0 million) under this line of credit with an annual interest rate of 5.22% and due in June 2020. As of December 31, 2019, approximately $0.8 million was unused and available under this line of credit.

In June 2018, LA GO GO entered into a line of credit agreement for approximately $2.9 million (RMB20.0 million) with China Minsheng Bank and guaranteed by Ever-Glory Apparel and Mr. Kang. As of December 31, 2019, LA GO GO had borrowed $2.9 million (RMB20.0 million) from China Minsheng Bank with an annual interest rate of 5.0% and due in November 2020.

In November 2018, LA GO GO entered into a line of credit agreement for approximately $2.9 million (RMB20.0 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Jiangsu LAGOGO. As of December 31, 2019, LA GO GO had borrowed $1.4 million (RMB10.0 million) from the Bank of Communications with an annual interest rate 5.0% and due on January 2020. As of December 31, 2019, approximately $1.5 million was unused and available under this line of credit.

In September 2019, Ever-Glory Apparel entered into a line of credit agreement for approximately $5.7 million (RMB40.0 million) with the Shanghai Pudong Development Bank and guaranteed by Goldenway. As of December 31, 2019, approximately $5.7 million was unused and available under this line of credit.

In January 2015, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $2.5 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of December 2019, Ever-Glory Apparel had borrowed $0.6 million from HSBC with an annual interest rate of 3.0% and due in October 2018, and collateralized by approximately $0.7 million of accounts receivable from our wholesale customers. These bank loans are to be repaid upon receipt of payments from customers. As of December 31, 2019, approximately $1.9 million was unused and available under this line of credit.

All bank loans are used to fund our daily operations. All loans have been repaid before or at maturity date.

Total interest expense on bank loans amounted to $1.22 million and $1.99 million for the years ended December 31, 2019 and 2018, respectively.

The annual average interest rate of bank loans was 4.60% and 4.59% for the years ended December 31, 2019 and 2018, respectively.

NOTE 8 DERIVATIVE LIABILITY

Foreign currency swap contracts

During 2018, the Company had entered into four foreign currency swap contracts with three banks. Due to the increased demand of effective control on financial management for daily operations, Ever-Glory Apparel had entered into different foreign currency swap contracts to exchange $6.0 million for equivalent RMB with Bank of China in May, entered into a foreign currency swap contract to exchange $3.0 million for equivalent RMB with Industrial and Commercial Bank of China in June and entered into a foreign currency swap contract to exchange $6.0 million and $4.0 million for equivalent RMB with Shanghai Pudong Development Bank in July. The terms of three foreign currency contracts are both six months and the contract of $4.0 million with Shanghai Pudong Development Bank is three months. Ever-Glory Apparel and the banks swapped two currencies by same pre-determined exchange rate at the beginning and end of the contracts. During the period, the Company pays annual interest of 1.43% for the RMB received and receives no interest for the USD exchanged with the Bank of China and Industrial and Commercial Bank of China. The company pays annual interest of 0.98% for the RMB received and receives 0.0001% interest for the USD exchanged with Shanghai Pudong Development Bank. If the Company failed to execute the exchange at the expiration of contracts, the banks would sell the USD at the market rate then the difference in RMB will be converted into bank loan for the Company. As of December 31, 2018, the fair value of principal amounts are included in other receivable ($4.0 million plus unrealized gain) and other payables (equivalent RMB payables) in the consolidated balance sheets, and unrealized gain of $0.2 million for the year ended December 31, 2018 is recognized in the income from operations. This contract was settled in January 2019 and $0.16million of gain was recognized.

At December 31, 2019, the Company did not have any foreign currency contracts.

Forward foreign exchange contracts

At December 31, 2019 and 2018, the Company did not have any outstanding derivative contracts.

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

Ever-Glory Supply Chain Service Co., Limited was incorporated in Hongkong on December 27, 2017. Under the current laws of Hongkong, its income tax rate is 8.25% when its profit is under HKD 2.0 million and its income tax rate is 16.5% when its profit is over HKD 2.0 million.

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

After the tax liability adjustment resulted from the reevaluation of the Company’s tax position (resulting in the company allocating substantially all of the earnings of the Samoan subsidiary to the PRC and reporting such earnings as taxable in the PRC), pre-tax income for the years ended December 31, 2019 and 2018 was taxable in the following jurisdictions:

	2019	2018
	(In thousands of U.S. Dollars)
PRC	$6,032	$16,384
BVI	(239)	18
Others	(12)	(20)
	$5,781	$16,382

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the years ended December 31, 2019 and 2018, respectively:

	2019	2018
	(In thousands of U.S. Dollars)
PRC statutory rate	25.0%	25.0%
Temporary difference between US GAAP and PRC tax accounting	57.8	6.6
Others	(3.9)	(1.4)
Effective income tax rate	78.9%	30.2%

Income tax expense for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
	(In thousands of U.S. Dollars)
Current	$5,912	$7,115
Deferred	(1,350)	(2,173)
Income tax expense	$4,562	$4,942

The Company’s deferred tax assets and liabilities arise from differences between US GAAP and PRC tax accounting for certain revenue and expense items, including timing of deduction of losses from allowances.

The Company has not recorded U.S. deferred income taxes on approximately $107.9 million of its non-U.S. subsidiaries’ undistributed earnings because such amounts are intended to be reinvested outside the United States indefinitely. The U.S. Tax Reform signed into law on December 22, 2017 significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, no deferred tax expense (income) relating to the Tax Act changes for the year ended December 31, 2019.

NOTE 10 EARNINGS PER SHARE

Basic and diluted earnings per share for 2019 and 2018 were calculated as follows:

	2019	2018
Weighted average number of common shares- Basic and diluted	14,801,770	14,796,947

Earnings per share - basic and diluted	$0.09	$0.81

As of December 31, 2019 and 2018, there was no securities that could potentially dilute basic EPS and would be included in the calculation of diluted EPS.

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

As of December 31, 2019, New-Tailun, Tianjin La GO GO, Haian TaiXin, Huirui and Catch-Luck had fulfilled the 50% statutory reserve contribution requirement; therefore no further transfers are required for those entities. In 2019, Goldenway appropriated $0.21 million, Haian TaiXin appropriated $0.07 million, Ever-Glory Apparel appropriated $0.56 million and Jiangsu La GO GO appropriated $0.62 million to the statutory reserve.

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

Other income from Related Parties

Jiangsu Wubijia Trading Company Limited (“Wubijia”) is an entity engaged in high-grade home goods sales and is controlled by Mr. Kang. Wubijia has sold their home goods on consignment in some Company’s retail stores since the third quarter of 2014. During the years ended December 31, 2019 and 2018, the Company received $71,167 and $96,556 from the customers and paid $58,377 and $79,925 to Wubijia through the consignment, respectively. The net profit of $6,463 and $16,631 was recorded as other income during the years ended December 31, 2019 and 2018, respectively.

Included in other income for the years ended December 31, 2019 and 2018 is rental income from EsC’Lav, the entity controlled by Mr. Kang under operating lease agreement with term though 2019. The rental income is $26,100 and $18,569 for the years ended December 31, 2019 and 2018, respectively.

Other expenses due to Related Parties

Included in other expenses for the years ended December 31, 2019 and 2018 are rental expenses due to entities controlled by Mr. Kang under operating lease agreements as follows:

	2019	2018
	(In thousands of U.S. Dollars)
Chuzhou Huarui	$207	$217
EsC’Lav	-	25
Kunshan Enjin	87	94
Total	$294	$336

The Company leases Chuzhou Huarui and Kunshan Enjin’s warehouse spaces because the locations are convenient for transportation and distribution.

Purchases from, and Sub-contracts with Related Parties

The Company purchased raw materials of $1.20 million and $1.44 million during the years ended 2019 and 2018, respectively, from Nanjing Knitting.

In addition, the Company sub-contracted certain manufacturing work to related companies totaling $24.2 million and $25.0 million for the years ended December 31, 2019 and 2018, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the years ended December 31, 2019 and 2018 are as follows:

	2019	2018
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$12,952	$14,718
Chuzhou Huarui	6,200	6,356
Fengyang Huarui	2,225	2,438
Nanjing Ever-Kyowa	1,534	1,566
Nanjing Knitting	1,201	-
EsC’Lav	136	50
Total	$24,248	$25,128

Accounts Payable – Related Parties

The accounts payable to related parties at December 31, 2019 and 2018 are as follows:

	2019	2018
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$2,260	1,863
Fengyang Huarui	414	622
Nanjing Ever-Kyowa	386	580
Chuzhou Huarui	1,064	888
Nanjing Knitting	186	171
Jiangsu Ever-Glory	501	632
Total	$4,811	$4,756

Amounts Due From Related Parties – Current Assets

The amounts due from related parties at December 31, 2019 and 2018 are as follows:

	2019	2018
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$123	$122
EsC’eLav	-	70
Total	$123	$192

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. During 2019 and 2018, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices.  The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at cost for $2.0 million and $1.4 million during 2019 and 2018, respectively.  Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at cost for $2.0 million and $1.1 million during 2019 and 2018, respectively.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon the expiration or termination of the underlying lines of credit and is to pay an annual interest at the rate of 6.0% of the amounts provided. As of December 31, 2019 and 2018, Jiangsu Ever-Glory had provided guarantees for approximately $33.0 million (RMB 230.0 million) and $33.0 million (RMB 230.0 million) of lines of credit obtained by the Company, respectively. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. As of December 31, 2019 and 2018, the value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $29.4 million (RMB 205.5 million) and $29.9 million (RMB 205.5 million), respectively. Mr. Kang has also provided a personal guarantee for $14.5 million (RMB 100.0 million) and $14.5 million (RMB 100.0 million) at the years ended of December 31, 2019 and 2018, respectively.

At December 31, 2018, $9.9 million (RMB 68.2 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the year ended December 31, 2019, an additional $8.4 million (RMB 57.8 million) was provided to and repayment of $13.5 million (RMB 93.3 million) was received from Jiangsu Ever-Glory under the counter-guarantee agreement. As of December 31, 2019, the amount of the counter-guarantee had decreased to $4.7 million (RMB 32.8 million) (the difference represents currency exchange adjustment of $0.4 million), which was 14.2% of the aggregate amount of lines of credit. This amount plus accrued interest of $0.3 million (2019) and $0.5 million (2018) have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. As of December 31, 2019 and 2018, the amount classified as a reduction of equity was $5.0 million and $10.4 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. Since January 1, 2019, interest rate has changed to 0.3625% as the bank benchmark interest rate decreased. Interest income for the years ended December 31, 2019 and 2018 was approximately $0.3 million and $0.7 million, respectively.

NOTE 13 COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

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

In the year ended December 31, 2019, the costs of the leases recognized in cost of revenues and general administrative expenses are $8.0 and $0.7 million, respectively. Cash paid for the operating leases including in the operating cash flows was $8.7 million. As of December 31, 2019, the Company has $53.4 million of right-of-use assets, $44.9 million in current operating lease liabilities and $8.5 million in non-current operating lease liabilities as of December 31, 2019.

Future minimum lease payments for leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

Year ending December 31, (In thousands of U.S. Dollars)
2020	392
2021	392
2022	392
2023	406
2024	406
Thereafter	12,519
$14,507

Legal Proceedings

On March 2019, Shanghai La Go Go Fashion Company Limited (“LA GO GO”) filed a complaint against Shanghai Chijing Investment Management Co., Ltd. (“Shanghai Chijing”) for unpaid rent of RMB2.45 million ($0.36 million) in the Shanghai People’s Court (the “Court”). On July 2019, Shanghai Chijing filed a counterclaim against LA GO GO for RMB15.38 million ($2.17 million), alleging that LA GO GO had not fulfilled its corresponding obligations as a landlord. As a result, the Court has frozen the bank accounts of both Shanghai Chijing and LA GO GO. As of December 31, 2019, a total balance of RMB15.38 million ($2.2 million) was frozen in the bank accounts of LA GO GO. LA GO GO believes that Shanghai Chijing’s counterclaim is frivolous and without merit, and is rigorously defending against the counterclaim. As of December 31, 2019, the company had booked this restricted cash in other receivables. On March 10, 2020, the Court entered a judgment in favor of LA GO GO and dismissed Shanghai Chijing’s counterclaim.

In addition to the foregoing, we may become subject to other legal proceedings that arise in the ordinary course of business and have not been finally adjudicated. Adverse decisions in any of the foregoing may have a material adverse effect on our results of operations, cash flows or our financial condition.

NOTE 14 RISKS AND UNCERTAINTIES

Economic and Political Risks

The Company’s results of operations could be adversely affected by general conditions in the global economy, including conditions that are outside of its control, such as the impact of health and safety concerns from the outbreak of COVID-19. The outbreak in China has resulted in the reduction of customer traffic and temporary closures of shopping malls as mandated by the provincial governments in various provinces of China from late January to March, which has adversely affected the company is the retail business with a decline in sales in February 2020. The Company’s wholesale business is also significantly affected as the Company is facing a sharp decline in its order quantities. Some of the Company’s wholesale clients are in the process of negotiating the cancellation or postponement of orders. Due to the Chinese factories’ shutdowns and traffic restrictions during the outbreak in China and potential shutdowns and traffic restrictions in the countries where the Company’s suppliers are located, The Company’s supply chain and business operations of its suppliers may be affected. Disruptions from the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, personnel absences, or restrictions on the shipment of the Company’s or its suppliers’ or customers’ products, could have adverse ripple effects on the Company’s manufacturing output and delivery schedule. The Company could also face difficulties in collecting its accounts receivables due to the effects of COVID-19 on its customers and risk gaining a large amount of bad debt. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which the Company, its suppliers and customers operate.

Although China has already begun to recover from the outbreak of COVID-19, the epidemic continues to spread on a global scale and there is the risk of the epidemic returning to China in the future, thereby causing further business interruption. While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect the Company’s liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect the Company’s business and the value of its common stock. If the Company’s future sales continue to decline significantly, it may risk facing financial difficulties due to its recurring fixed expenses. The extent to which COVID-19 impacts the Company’s operating is uncertain and cannot be predicted at this time, and it will depend on many factors and future developments, including new information about COVID-19 and any new government regulations which may emerge to contain the virus, among others.

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

Credit risks

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

Concentration risks

For the Company’s wholesale business, the Company had one customer which represented approximately 24.3% of the total revenues for the year ended December 31, 2019 and had one customer which represented approximately 20.9% of the total revenues for the year ended December 31, 2018. In 2019 and 2018, sales to our five largest customers generated approximately 47.3% and 46.5% of our total wholesale sales, respectively.

For our wholesale business, purchases from our five largest contract manufacturers represented approximately 41.4% and 38.8% of finished goods purchases for the years ended December 31, 2019 and 2018, respectively.

For the Company’s retail business, the Company had five suppliers represented approximately 10.2%, 12.9%, 15.2%, 19.6% and 35.6% of the total raw materials purchased, respectively during 2019. For the Company’s retail business, the Company had four suppliers represented approximately 24.0%, 18.2%, 15.1% and 13.9% of the total raw materials purchased, respectively during 2018.

For the wholesale business, the Company relied on two manufacturers for 10.2% and 10.4% of total purchased finished goods, respectively during 2019. For the wholesale business, the Company relied on one manufacturer for 18.1% of total purchased finished goods, respectively during 2018.

The Company’s revenues for the years ended December 31, 2019 and 2018 were earned in the following geographic areas:

	2019	2018
	(In thousands of U.S. Dollars)
Mainland China	$74,008	$89,269
Hong Kong China	26,126	38,106
Germany	3,510	6,748
United Kingdom	14,864	15,460
Europe-Other	22,158	30,747
Japan	18,901	7,583
United States	35,589	30,696
Total wholesale business	195,156	218,609
Retail business	187,945	229,899
Total	$383,101	$448,508

Substantially all of the Company’s long-lived assets are located in the PRC as of December 31, 2019 and 2018.

NOTE 15 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)	Wholesale segment

(b)	Retail segment

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
December 31, 2019
Segment profit or loss:
Net revenue from external customers	$195,156	$187,945	$383,101
Income from operations	$12,376	$(8,908)	$3,468
Interest income	$969	$34	$1,003
Interest expense	$897	$325	$1,222
Depreciation and amortization	$979	$7,260	$8,239
Income tax expense	$3,189	$1,373	$4,562
Segment assets:
Additions to property, plant and equipment	$1,254	$7,411	$8,665
Total assets	$88,906	$212,765	$301,671

December 31, 2018
Segment profit or loss:
Net revenue from external customers	$218,609	$229,899	$448,508
Income from operations	$12,071	$2,948	$15,019
Interest income	$1,330	$45	$1,375
Interest expense	$1,667	$322	$1,989
Depreciation and amortization	$1,175	$5,489	$6,664
Income tax expense	$3,337	$1,605	$4,942
Segment assets:
Additions to property, plant and equipment	$2,153	$10,029	$12,182
Total assets	$98,493	$153,778	$252,271

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

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended December 31, 2019. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were operating effectively as of December 31, 2019.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in Internal Control—Integrated Framework. Based on the criteria described in “Internal Control—Integrated Framework”, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. This annual report does not need an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the fiscal year ended December 31, 2019, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table includes the names, positions held, and ages of our current executive officers and directors as of December 31, 2019:

Name	Age	Position	Held Position Since

Edward Yihua Kang	57	Chief Executive Officer, President, and Director	2005

Jiajun Sun	47	Chief Operating Officer and Director	2005

Jason Jiansong Wang	41	Chief Financial Officer and Secretary	2010

Jianhua Wang (1)(2)(3)	53	Director	2014

Zhixue Zhang (1)(2)(3)	53	Director	2008

Merry Tang (1) (2)(3)	60	Director	2011

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

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

Jiajun Sun has served as our Chief Operating Officer and a member of our Board of Directors since 2005. Mr. Sun also has served as a member of the Board of Directors of Goldenway since 2000 and as a member of the Board of Directors of New-Tailun since 2006. From July 1996 to November 2002, Mr. Sun was the General Manager of International Trade Department at Goldenway. Mr. Sun has more than 16 years experience in import and export in the textile industry. Mr. Sun earned his bachelor’s degree from the Wuhan Textile Industry Institute. Mr. Sun has accumulated substantial institutional knowledge of our business and operations.  His managing experiences and analytical skills make him well positioned for his role as one of our Directors.

Jianhua Wang was appointed as a member of the Board of Directors and chairman of the nominating & governance committee in September 24, 2014 and serves on the Audit Committee and compensation committee. Mr. Wang is the Chief Lawyer of Wang Jianhua Law Offices, a boutique law firm based in Kunshan city, Jiangsu Province. Mr. Wang had more than 21 years of practicing experience in corporate, securities and business laws in China. He held numerous honors and distinctions, including being listed as one of Outstanding Young Lawyers of Jiangsu Province. He was a member of the Standing Committee of People’s Political Consultant Committee of Kunshan City. He is currently a member of the Advisory Board of Legal Affairs of The People’s Government of Kunshan City, Vice Chairman of the Entrepreneurs Chamber of Commerce of Peking University Alumni of Suzhou City, Vice Chairman of the Bar of Kunshan City, a member of the Social Security and Labor Law Committee of the Jiangsu Provincial Bar. He had a master degree in Executive Master of Business Administration (EMBA) from Guanghua School of Management Peking University.

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

Compensation Benchmarking and Peer Group

Our Board of Directors did not rely on any consultants or utilize any peer company comparisons or benchmarking in 2019 in setting executive compensation. However, our management has considered competitive market practices by reviewing publicly available information relating to compensation of executive officers at other comparable companies in the apparel industry in China in making its recommendations to our Board of Directors regarding our executives’ compensation for fiscal year 2019. As our company evolves, we expect to take steps, including the utilization of peer company comparisons and/or hiring of compensation consultants, to ensure that the Board has a comprehensive picture of the compensation paid to our executives and with a goal toward total direct compensation for our executives that are on a par with the median total direct compensation paid to executives in peer companies if annually established target levels of performance at the company and business segment level are achieved.

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

Long-Term Incentive Plan Awards

We currently have a 2014 equity incentive plan pursuant to which 1,500,000 shares were authorized. No stock awards or stock option grants were made to any of the named executive officers during the fiscal year ended December 31, 2019. No stock options were held by the named executive officers as of December 31, 2019.

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

Summary Compensation Table for Fiscal Years 2019, 2018 and 2017

The following table sets forth information for the fiscal years ended December 31, 2019, 2018 and 2017 concerning the compensation paid and awarded to all individuals serving as (a) our Chief Executive Officer and Chief Financial Officer (b) the three most highly compensated Executive Officers (other than our Chief Executive Officer and Chief Financial Officer) of ours and our subsidiaries at the end of our fiscal years ended December 31, 2019, 2018, and 2017 whose total compensation exceeded $100,000 for these periods, and (c) two additional individuals for whom disclosure would have been provided pursuant to (b) except that they were not serving as executive officers at the end of our fiscal year ended December 31, 2019. These individuals may be collectively referred to in this report as our “Named Executive Officers.”

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward Yihua Kang	2019	174,000	12,528						186,528
Chairman of the Board, Chief	2018	181,543	107,884						289,427
Executive Officer and President	2017	171,624	-						171,624

Jiansong Wang	2019	21,257	22,040						43,297
Chief Financial Officer	2018	20,363	20,878						41,241
	2017	18,559	7,770						26,329

(1)	All compensation is paid in Chinese RMB. For reporting purposes, the amounts in the table above have been converted to U.S. Dollars at the conversion rate of 6.90, 6.61 and 6.76 for 2019, 2018 and 2017, respectively. The officers listed in this table received no other form of compensation in the years shown, other than the salary set forth in this table.

Other Compensation

Other than as described above, there were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the executive officers during the year ended December 31, 2019. We do not have any retirement, pension, or profit-sharing programs for the benefit of our directors, officers or other employees. The Board of Directors may recommend adoption of one or more such programs in the future.

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

Although the Company does not have a written employment agreement with Jiansong Wang, he will be compensated approximately US$43,000 (RMB 290,000) per year for his services as the Chief Financial Officer and Secretary, which was based on the Board of Directors and the Compensation Committee’s review of the overall performance of the Company and the relative contribution of Mr. Wang.

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

Director Compensation for Fiscal 2019

The following table reflects all compensation awarded to, earned by or paid to our directors for the fiscal year ended December 31, 2019. Directors who are also officers do not receive any additional compensation for their services as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (1)
Edward Yihua Kang	186,528	—	—	—	—	—	186,528
Jiajun Sun	142,100	—	—	—	—	—	142,100
Jianhua Wang	—	5,000	—	—	—	—	5,000
Zhixue Zhang	—	5,000	—	—	—	—	5,000
Merry Tang	34,000	—	—	—	—	—	34,000

(1)	All cash compensation was paid in RMB except the cash compensation paid to Ms. Tang. The amounts in the foregoing table have been converted into U.S. Dollar at the conversion rate of 6.90 RMB to the dollar.

Service Description	Amount (in U.S. dollars)

Base Compensation	$3,000
Audit Committee Member	$1,000
Compensation Committee Member	$1,000
Audit Committee Chairman	$3,000
Audit Committee Financial Expert	$26,000

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

Outstanding Equity Awards at Fiscal Year-End

None of our executive officers was granted or otherwise received any option, stock or equity incentive plan awards during 2019 and there were no outstanding unexercised options previously awarded to our officers and directors, at the fiscal year end, December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 18, 2020, for each of the following persons:

●	each of our directors and each of the named executive officers in the “Management” section of this Annual Report;

●	all directors and named executive officers as a group; and

●	each person who is known by us to own beneficially five percent or more of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Ever-Glory International Group, Inc. The percentage of class beneficially owned set forth below is based on 14,804,832 shares of our common stock outstanding on March 19, 2020.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock (1)	Percent of Class

Executive Officers and Directors
Edward Yihua Kang	4,977,115	33.62%
Jiajun Sun	174,800	1.18%
Jason Jiansong Wang	-	-
Merry Tang	10,399	*
Zhixue Zhang	24,692	*
Jianhua Wang	10,172	*
All Executive Officers and Directors as a Group (six persons)	3,984,556	26.91%
5% Holders
Ever-Glory Enterprises (H.K.) Ltd. (2)	5,623,098	37.99%
Huake Kang (2)	5,623,098	37.99%

*	less than 1%

(1)	The percentage of shares beneficially owned is based on 14,800,140 shares of common stock outstanding as of March 19, 2020. Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment and dispositive power of the shares.

(2)	Huake Kang is the sole director and majority shareholder of Ever-Glory Enterprises (H.K.) Ltd. and, as such, may be deemed to be the beneficial owner of the 5,623,098 shares held by Ever-Glory Enterprises (H.K.) Ltd. Huake Kang is the son of Edward Yihua Kang.

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

Other income from Related Parties

Jiangsu Wubijia Trading Company Limited (“Wubijia”) is an entity engaged in high-grade home goods sales and is controlled by Mr. Kang. Wubijia has sold their home goods on consignment in some Company’s retail stores since the third quarter of 2014. During the years ended December 31, 2019 and 2018, the Company received $71,167 and $96,556 from the customers and paid $58,377 and $79,925 to Wubijia through the consignment, respectively. The net profit of $6,463 and $16,631 was recorded as other income during the years ended December 31, 2019 and 2018, respectively.

Included in other income for the years ended December 31, 2019 and 2018 is rental income from EsC’Lav, the entity controlled by Mr. Kang under operating lease agreement with term though 2019. The rental income is $26,100 and $18,569 for the years ended December 31, 2019 and 2018, respectively.

Other expenses due to Related Parties

Included in other expenses for the years ended December 31, 2019 and 2018 are rental expenses due to entities controlled by Mr. Kang under operating lease agreements as follows:

	2019	2018
	(In thousands of U.S. Dollars)
Chuzhou Huarui	$207	$217
EsC’Lav	-	25
Kunshan Enjin	87	94
Total	$294	$336

The Company leases Chuzhou Huarui and Kunshan Enjin’s warehouse spaces because the locations are convenient for transportation and distribution.

Purchases from, and Sub-contracts with Related Parties

The Company purchased raw materials of $1.20 million and $1.44 million during the years ended 2019 and 2018, respectively, from Nanjing Knitting.

In addition, the Company sub-contracted certain manufacturing work to related companies totaling $25.0 million and $25.0 million for the years ended December 31, 2019 and 2018, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the years ended December 31, 2019 and 2018 are as follows:

	2019	2018
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$12,952	$14,718
Chuzhou Huarui	6,200	6,356
Fengyang Huarui	2,225	2,438
Nanjing Ever-Kyowa	1,534	1,566
Nanjing Knitting	1,201	-
EsC’Lav	136	50
Total	$24,248	$25,128

Accounts Payable – Related Parties

The accounts payable to related parties at December 31, 2019 and 2018 are as follows:

	2019	2018
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$2,260	1,863
Fengyang Huarui	414	622
Nanjing Ever-Kyowa	386	580
Chuzhou Huarui	1,064	888
Nanjing Knitting	186	171
Jiangsu Ever-Glory	501	632
Total	$4,811	$4,756

Amounts Due From Related Parties – Current Assets

The amounts due from related parties at December 31, 2019 and 2018 are as follows:

	2019	2018
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$123	$122
EsC’eLav	-	70
Total	$123	$192

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. During 2019 and 2018, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices.  The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at cost for $2.0 million and $1.4 million during 2019 and 2018, respectively.  Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at cost for $7.8 million and $1.1 million during 2019 and 2018, respectively.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon the expiration or termination of the underlying lines of credit and is to pay an annual interest at the rate of 6.0% of the amounts provided. As of December 31, 2019 and 2018, Jiangsu Ever-Glory had provided guarantees for approximately $33.0 million (RMB 230.0 million) and $33.0 million (RMB 230.0 million) of lines of credit obtained by the Company, respectively. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. As of December 31, 2019 and 2018, the value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $29.4 million (RMB 205.5 million) and $29.9 million (RMB 205.5 million), respectively. Mr. Kang has also provided a personal guarantee for $14.5 million (RMB 100.0 million) and $14.5 million (RMB 100.0 million) at the years ended of December 31, 2019 and 2018, respectively.

At December 31, 2018, $9.9 million (RMB 68.2 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the year ended December 31, 2019, an additional $8.4 million (RMB 57.8 million) was provided to and repayment of $13.5 million (RMB 93.3 million) was received from Jiangsu Ever-Glory under the counter-guarantee agreement. As of December 31, 2019, the amount of the counter-guarantee had decreased to $4.7 million (RMB 32.8 million) (the difference represents currency exchange adjustment of $0.4 million), which was 14.2% of the aggregate amount of lines of credit. This amount plus accrued interest of $0.3 million (2019) and $0.5 million (2018) have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. As of December 31, 2019 and 2018, the amount classified as a reduction of equity was $5.0 million and $10.4 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. Since January 1, 2019, interest rate has changed to 0.3625% as the bank benchmark interest rate decreased. Interest income for the years ended December 31, 2019 and 2018 was approximately $0.3 million and $0.7 million, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On December 2019 the Audit Committee retained BF Borgers CPA PC as our independent auditor.

Fees for audit services include fees associated with the annual audit and the review of documents filed with the SEC including quarterly reports on Form 10-Q and the Annual Report on Form 10-K. Tax fees included tax compliance, tax advices and tax planning work.

	2019	2018
	(In thousands of U.S. Dollars)
Audit fees	$335	$335
Tax fees	$9	$9

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULE

(1)	Financial Statements

The consolidated financial statements of Ever-Glory International Group, Inc. are included in Part II, Item 8 of this Report.

(2)	Financial Statement Schedules

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2020.

Ever-Glory International Group, Inc.,

By	/s/ Edward Yihua Kang
Edward Yihua Kang,
Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jiajun Sun	Chief Operating Officer and Director	March 30, 2020
Jiajun Sun

/s/ Jiansong Wang	Chief Financial Officer	March 30, 2020
Jiansong Wang	(Principal Financial and Accounting Officer)

/s/ Jianhua Wang	Director	March 30, 2020
Jianhua Wang

/s/ Zhixue Zhang	Director	March 30, 2020
Zhixue Zhang

/s/ Merry Tang	Director	March 30, 2020
Merry Tang