Form 10-Q
period 2020-03-31
Ever-Glory International Group, Inc.
filed 2020-05-14
CIK 943184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Securities registered under Section 12(g) of the Act:  None.

As of May 8, 2020, 14,804,832 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

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

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

AS OF MARCH 31, 2020 AND DECEMBER 31, 2019 (UNAUDITED)

	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$70,036	$48,551
Accounts receivable, net	42,265	78,053
Inventories	52,152	67,355
Advances on inventory purchases	1,248	2,495
Value added tax receivable	6,961	7,497
Other receivables and prepaid expenses	6,723	9,681
Amounts due from related parties	102	123
Total Current Assets	179,487	213,755

NONCURRENT ASSETS
Intangible assets, net	4,529	4,729
Property and equipment, net	26,886	28,812
Operating lease right-of-use assets	42,583	53,379
Deferred tax assets	878	996
Total Non-Current Assets	74,876	87,916
TOTAL ASSETS	$254,363	$301,671

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank loans	$26,104	$29,931
Accounts payable	52,173	72,418
Accounts payable and other payables – related parties	3,889	4,811
Other payables and accrued liabilities	13,033	19,137
Value added and other taxes payable	598	1,657
Income tax payable	121	1,142
Current operating lease liabilities	34,315	44,888
Total Current Liabilities	130,233	173,984

NONCURRENT LIABILITIES
Non-current operating lease liabilities	8,325	8,537
TOTAL LIABILITIES	138,558	182,521

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Stockholders’ equity:
Preferred stock ($0.001 par value, authorized 5,000,000 shares, no shares issued and outstanding)	-	-
Common stock ($0.001 par value, authorized 50,000,000 shares, 14,804,832 and 14,801,770 shares issued and outstanding As of March 31, 2020 and December 31, 2019, respectively)	15	15
Additional paid-in capital	3,645	3,640
Retained earnings	103,627	106,328
Statutory reserve	19,939	19,939
Accumulated other comprehensive loss	(5,770)	(4,330)
Amounts due from related party	(4,147)	(4,932)
Total equity attributable to stockholders of the Company	117,309	120,660
Noncontrolling interest	(1,504)	(1,510)
Total Equity	115,805	119,150
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$254,363	$301,671

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES CONDENSED

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE LOSS (INCOME)
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

	2020	2019

SALES	$58,355	$87,956

COST OF SALES	42,317	58,598

GROSS PROFIT	16,038	29,358

OPERATING EXPENSES
Selling expenses	13,478	21,008
General and administrative expenses	5,785	7,529
Total operating expenses	19,263	28,537

(LOSS) INCOME FROM OPERATIONS	(3,225)	821

OTHER INCOME (EXPENSE)
Interest income	277	207
Interest expense	(341)	(363)
Other income (expense), net	818	(295)
Total other income (expense), net	754	(451)

(LOSS) INCOME BEFORE INCOME TAX	(2,471)	370

INCOME TAX EXPENSE	(227)	(825)

NET LOSS	(2,698)	(455)
Net (income) loss attributable to the non-controlling interest	(3)	(66)
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(2,701)	$(521)

NET LOSS	$(2,698)	$(455)
Foreign currency translation gain (loss)	(1,437)	4,006
COMPREHENSIVE (LOSS) INCOME	$(4,135)	$3,551

Comprehensive loss attributable to the noncontrolling interest	6	100

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(4,129)	$3,651
EARNINGS (LOSS) PER SHARE:
Basic and diluted	$(0.18)	$(0.04)
Weighted average number of shares outstanding Basic and diluted	14,804,832	14,800,140

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE THREE MONTHS ENDED March 31, 2020 AND 2019 (Unaudited)

			Additional	Retained Earnings		Accumulated other	Amounts due from	Total equity attributable to stockholders	Non-
	Common Stock		paid-in		Statutory	Comprehensive	related	of the	controlling	Total
	Shares	Amount	capital	Unrestricted	reserve	loss	party	Company	Interest	equity
Balance at January 1, 2020	14,801,770	$15	$3,640	$106,328	$19,939	$(4,330)	$(4,932)	$120,660	(1,510)	$119,150

Stock-based compensation	3,062	0.003	5	-	-	-	-	5		5
Net income (loss)	-	-	-	(2,701)		-	-	(2,701)	3	(2,698)
Net cash received from (paid to) related party under counter guarantee agreement	-	-	-	-	-	-	785	785	-	785
Foreign currency translation income (loss)						(1,440)	-	(1,440)	3	(1,437)
Balance at March 31, 2020	14,804,832	$15	$3,645	$103,627	$19,939	$(5,770)	$(4,147)	$117,309	(1,504)	$115,805

			Additional	Retained Earnings		Accumulated other	Amounts due from	Total equity attributable to stockholders	Non-
	Common Stock		paid-in		Statutory	Comprehensive	related	of the	controlling	Total
	Shares	Amount	capital	Unrestricted	reserve	income	party	Company	Interest	equity
Balance at January 1, 2019	14,798,198	$15	$3,627	$105,914	$19,083	$(3,578)	$(10,354)	$114,707	(1,551)	$113,156

Stock-based compensation	1,942	0.004	8	-	-	-	-	8		8
Net (loss) income	-	-	-	(521)	-	-	-	(521)	66	(455)
Net cash received from (paid to) related party under counter guarantee agreement	-	-	-	-	-	-	1,101	1,101	-	1,101
Foreign currency translation income (loss)						3,972	-	3,972	34	4,006
Balance at March 31, 2019	14,800,140	$15	$3,635	$105,393	$19,083	$394	$(9,253)	$119,267	(1,451)	$117,816

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,698)	$(455)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	1,587	2,225
Gain on disposal of intangible assets	(268)	-
Loss from sale of property and equipment	102	52
Provision of bad debt allowance	278	-
Provision for obsolete inventories	4,204	1,824
Deferred income tax	104	(145)
Stock-based compensation	5	8
Changes in operating assets and liabilities
Accounts receivable	34,906	31,027
Inventories	10,303	10,557
Value added tax receivable	210	1,406
Other receivables and prepaid expenses	364	3,975
Advances on inventory purchases	2,855	490
Amounts due from related parties	142	103
Accounts payable	(19,864)	(26,505
Accounts payable and other payables- related parties	(1,038)	(741)
Other payables and accrued liabilities	(5,587)	(9,565)
Value added and other taxes payable	(31)	(2,788)
Income tax payable	(1,019)	(327)
Net cash provided by operating activities	24,555	11,141

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(78)	(2,131)
Disposal of intangible assets	353	-
Net cash provided by (used in) investing activities	275	(2,131)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	11,464	6,029
Repayment of bank loans	(14,884)	(7,408)
Repayment of counter guarantee from related party	748	3,488
Advances to related party	-	(2,163)
Net cash provided by (used in) financing activities	(2,672)	(54)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,497	1,908

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	23,655	10,864

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	48,551	47,012

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$72,206	$57,876

Reconciliation of cash, cash equivalents and restricted cash reported within their consolidated balance sheets:

Cash and Cash Equivalents	70,036	47,012
Restricted cash (booked in other receivables and prepaid expenses)	2,170	-
	$72,206	$47,012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$341	$363
Income taxes	$1,218	$126

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

Ever-Glory International Group, Inc. (the “Company”), together with its subsidiaries, is an apparel manufacturer, supplier and retailer in The People’s Republic of China (“China or “PRC”), with a wholesale segment and a retail segment. The Company’s wholesale business consists of recognized brands for department and specialty stores located in China, Europe, Japan and the United States. The Company’s retail business consists of flagship stores and store-in-stores located in China for the Company’s own-brand products.

The Company’s wholesale operations are provided primarily through the Company’s wholly-owned PRC subsidiaries, Goldenway Nanjing Garments Co. Ltd. (“Goldenway”), Nanjing Catch-Luck Garments Co. Ltd. (“Catch-Luck”), Nanjing New-Tailun Garments Co. Ltd (“New-Tailun”), Haian Tai Xin Garments Trading Company Limited (“Haian Tai Xin”), Ever-Glory International Group Apparel Inc.(“Ever-Glory Apparel”), Chuzhou Huirui Garments Co. Ltd. (“Huirui”) and Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”), and the Company’s wholly-owned Samoa subsidiary, Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”) and Ever-Glory Supply Chain Service Co., Limited (“Ever-Glory Supply Chain”).  The Company’s retail operations are provided through its wholly- owned subsidiaries, Shanghai LA GO Fashion Company Limited (“Shanghai LA GO GO”), Jiangsu LA GO Fashion Company Limited (“Jiangsu LA GO GO”), Tianjin LA GO Fashion Company Limited (“Tianjin LA GO GO”), Shanghai Ya Lan Fashion Company Limited (“Ya Lan”), Shanghai Yiduo Fashion Company Limited (“Shanghai Yiduo”) and Xizang He Meida Trading Company Limited (“He Meida”).

In March 2020, the Company incorporated Nanjing Rui Lian Technology Company Limited (“Nanjing Rui Lian”) and it is the Company’s wholly-owned PRC subsidiaries. Nanjing Rui Lian is engaged in the business of garments trading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of March 31, 2020 the condensed consolidated statements of income (loss) and comprehensive income(loss), condensed consolidated statements of equity, and cash flows for the three months ended March 31, 2020 and 2019. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements.

Wholesale revenues are generally higher in the third and fourth fiscal quarters, while retail revenues are generally higher in the first and fourth fiscal quarters. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

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

For the three months ended March 31, 2020 and 2019, $0.26 million and $0 million of bad debt expenses have been provided in the consolidated financial statements, respectively. The allowance for doubtful account balances as of March 31, 2020 and December 31, 2019 are $5.6 million and $5.3 million, respectively.

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

At March 31, 2020 and December 31, 2019, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions that management considers to be of a high quality.

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

Foreign Currency Translation and Other Comprehensive Income (Loss)

The reporting currency of the Company is the U.S. dollar. The functional currency of Ever-Glory, Perfect Dream, Ever-Glory HK and Ever-Glory Supply Chain is the U.S. dollar. The functional currency of Goldenway, New Tailun, Catch-luck, Ever-Glory Apparel, Shanghai LA GO GO, Jiangsu LA GO GO, Tianjin LA GO GO, Shanghai Yiduo, Ya Lan, He Meida, Huirui, Taixin, Haian Taixin and Nanjing Rui Lian is the Chinese RMB.

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

Lease

The Company adopted ASC No. 842, Leases effective January 1, 2019 to account for all Company’s leases. All leases are recorded in the balance sheets. The lease liability is measured at present value of outstanding lease payments, both at commencement date and subsequently. The discount rate is generally the Company’s incremental borrowing rate as the lessor’s rate implicit in the lease is not readily determinable. The right-of-use (ROU) asset costs at commencement date consist of initial lease liability, any initial direct costs, and any lease payments made to the lessor at or before the commencement date, minus any lease incentives received. Subsequently, the carrying amount of ROU asset is derived from the carrying amount of the lease liability, plus unamortized direct costs and prepaid lease payments, and minus unamortized balance of lease incentives received. The annual amortization expenses will be recorded in consolidated statement of operations and allocating between cost of sales and operating expenses.

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

NOTE 3 INVENTORIES

Inventories at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
	(In thousands of U.S. Dollars)
Raw materials	$1,137	$1,468
Work-in-progress	10,081	8,025
Finished goods	40,934	57,862
Total inventories	$52,152	$67,355

NOTE 4 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short term bank loans consisted of the following as of March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
Bank	(In thousands of U.S. Dollars)
Industrial and Commercial Bank of China	$19,754	$18,629
Nanjing Bank	3,528	6,449
China Minsheng Bank	2,822	2,866
Bank of Communications	-	1,426
HSBC	-	561
	$26,104	$29,931

In December 2019, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $5.6 million (RMB40.0 million). These loans are collateralized by the Company’s property and equipment. As of March 31, 2020, Goldenway had borrowed $5.6 million (RMB40.0 million) from Industrial and Commercial Bank of China with an annual interest rate 4.57% and due on August 2020.

In November 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $14.1 million (RMB100.0 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of March 31, 2020, Ever-Glory Apparel had borrowed $14.1 million (RMB 100.0 million) under this line of credit with annual interest rates ranging from 3.92% to 4.7% and due on from May 2020 to March 2021.

In August 2018, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.1 million (RMB50.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of March 31, 2020, approximately $7.1 million was unused and available under this line of credit.

In August 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $8.5 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of March 31, 2020, Ever-Glory Apparel had borrowed $1.4 million (RMB10.0 million) from Nanjing Bank with an annual interest rate 5.0% and due on June 2020. As of March 31, 2020, approximately $7.1 million was unused and available under this line of credit.

In June 2019, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $2.8 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of March 31, 2020, LA GO GO had borrowed $2.1 million (RMB15.0 million) under this line of credit with an annual interest rate of 5.22% and due in June 2020. As of March 31, 2020, approximately $0.7 million was unused and available under this line of credit.

In June 2018, LA GO GO entered into a line of credit agreement for approximately $2.8 million (RMB20.0 million) with China Minsheng Bank and guaranteed by Ever-Glory Apparel and Mr. Kang. As of March 31, 2020, LA GO GO had borrowed $2.8 million (RMB20.0 million) from China Minsheng Bank with an annual interest rate of 5.0% and due in November 2020.

In September 2019, LA GO GO entered into a line of credit agreement for approximately $2.8 million (RMB20.0 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Jiangsu LAGOGO. As of March 31, 2020, approximately $2.8 million was unused and available under this line of credit.

In September 2019, Ever-Glory Apparel entered into a line of credit agreement for approximately $5.6 million (RMB40.0 million) with the Shanghai Pudong Development Bank and guaranteed by Goldenway. As of March 31, 2020, approximately $5.6 million was unused and available under this line of credit.

In August 2019, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $2.5 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of March 31, 2020, approximately $2.5 million was unused and available under this line of credit.

All bank loans are used to fund our daily operations. All loans have been repaid before or at maturity date.

Total interest expense on bank loans amounted to $0.3 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively.

NOTE 5 INCOME TAX

The Company’s operating subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (“the Income Tax Laws”).

All PRC subsidiaries, except for He Meida, are subject to income tax at the 25% statutory rate.

He Meida incorporated in Xizang (Tibet) Autonomous Region is subject to income tax at 15% statutory rate. The local government has implemented an income tax reduction from 15% to 9% valid through December 31, 2020.

Perfect Dream was incorporated in the British Virgin Islands (BVI), and under the current laws of the BVI dividends and capital gains arising from the Company’s investments in the BVI are not subject to income taxes.

Ever-Glory HK was incorporated in Samoa, and under the current laws of Samoa has no liabilities for income taxes.

Ever-Glory Supply Chain Service Co., Limited was incorporated in Hongkong, and under the current laws of Hongkong, its income tax rate is 8.25% when its profit is under HKD 2.0 million and its income tax rate is 16.5% when its profit is over HKD 2.0 million.

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

After the tax liability adjustment resulted from the reevaluation of the Company’s tax position (resulting in the company allocating substantially all of the earnings of the Samoan subsidiary to the PRC and reporting such earnings as taxable in the PRC), pre-tax income for the years ended March 31, 2020 and 2019 was taxable in the following jurisdictions:

	2020	2019
	(In thousands of U.S. Dollars)
PRC	$(1,748)	$389
BVI	(720)	(2)
Others	(3)	(5)
	$(2,471)	$382

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three months ended March 31, 2020 and 2019:

	2020	2019
PRC statutory rate	25.0%	25.0%
Temporary difference between US GAAP and PRC tax accounting	(34.2)	198.0
Effective income tax rate	(9.2)%	223.0%

Income tax expense for the three months ended March 31, 2020 and 2019 is as follows:

	2020	2019
	(In thousands of U.S. Dollars)
Current	$345	$495
Deferred	(118)	330
Income tax expense	$227	$825

The Company’s deferred tax liabilities arise from differences between US GAAP and PRC tax accounting for certain revenue and expense items, including timing of deduction of losses from allowances.

The Company has not recorded U.S. deferred income taxes on approximately $103.6 million of its non-U.S. subsidiaries’ undistributed earnings because such amounts are intended to be reinvested outside the United States indefinitely. On December 22, 2017 the U.S. enacted the “Tax Cuts and Jobs Act” (“U.S. Tax Reform”) which made significant changes to corporate income tax law. One significant change was to decrease the general corporate income tax rate from 34% to 21%. This reduction had no effect on the Company’s income tax expense as the reduction in deferred tax assets was offset by an equivalent reduction in the valuation allowance. Another significant change resulting from U.S. Tax Reform is that any future remittances to the parent company from business income earned by its subsidiaries outside of the U.S. will no longer to taxable to the Company under U.S. tax law. The Company would be liable for payment of income tax, or reduction of the net operating loss carryover, at a reduced rate for any accumulated earnings and profits of its non-U.S. subsidiaries at December 31, 2017. U.S. Tax Reform includes provisions for Global Intangible Low-Taxed Income (“GILTI”) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (“BEAT”) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. Consistent with accounting guidance, we treat BEAT as a period tax charge in the period the tax is incurred and have made an accounting policy election to treat GILTI taxes in a similar manner. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, no deferred tax expense (income) relating to the Tax Act changes for the three months ended March 31, 2020.

NOTE 6 EARNINGS PER SHARE

The following demonstrates the calculation for earnings per share for the three months ended March 31, 2020 and 2019:

	2020	2019
Weighted average number of common shares- Basic and diluted	14,804,832	14,800,140

Earnings (loss) per share - basic and diluted	$(0.18)	$(0.04)

NOTE 7 STOCKHOLDERS’ EQUITY

On January 31, 2019, the Company issued 1,942 shares of the Company’s common stock to two of the Company’s independent directors as compensation for their services rendered during the third and fourth quarter of 2018. The shares issued in 2019 were valued at $3.8 per share, which was the average market price of the common stock for the five days before the grant date.

On January 15, 2020, the Company issued 3,062 shares of Company’s common stock to two of the Company’s independent directors as compensation for their services rendered during the third and fourth quarter of 2019. The shares issued in 2020 were valued at $1.41 per share, which was the average market price of the common stock for the five days before the grant date.

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

Other income from Related Parties

Jiangsu Wubijia Trading Company Limited (“Wubijia”) is an entity engaged in high-grade home goods sales and is controlled by Mr. Kang. Wubijia has sold their home goods on consignment in certain Company’s retail stores since the third quarter of 2014. During the three months ended March 31, 2020 and 2019, the Company received $2,517 and $31,479 from the customers and paid $2,517 and $25,838 to Wubijia through the consignment, respectively. The net profit of $0 and $5,641 was recorded as other income during the three months ended March 31, 2020 and 2019, respectively.

Other expenses due to Related Parties

Included in other expenses for the three months ended March 31, 2020 and 2019 are rent due to entities controlled by Mr. Kang under operating lease agreements as follows:

	2020	2019
	(In thousands of U.S. Dollars)
Chuzhou Huarui	50	53
Kunshan Enjin	22	22
Total	$72	$75

The Company leases Chuzhou Huarui and Kunshan Enjin’s warehouse spaces because the locations are convenient for transportation and distribution.

Purchases from and Sub-contracts with Related Parties

The Company purchased raw materials from Nanjing Knitting totaled $0 million and $0.20 million during the three months ended March 31, 2020 and 2019, respectively.

In addition, the Company sub-contracted certain manufacturing work to related companies totaled $3.1 million and $5.1 million for the three months ended March 31, 2020 and 2019, respectively. The Company provided raw materials to the sub-contractors and charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the three months ended March 31, 2020 and 2019 are as follows:

	2020	2019
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$1,884	$2,579
Chuzhou Huarui	513	1,507
Fengyang Huarui	158	106
Nanjing Ever-Kyowa	254	347
EsC’eLav	10	88
Jiangsu Ever-Glory	246	425
Total	$3,065	$5,052

Accounts Payable – Related Parties

The accounts payable to related parties at March 31, 2020 and December 31, 2019 are as follows:

	2020	2019
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$1,561	2,260
Fengyang Huarui	351	414
Nanjing Ever-Kyowa	380	386
Chuzhou Huarui	1,360	1,064
Nanjing Knitting	171	186
Jiangsu Ever-Glory	66	501
Total	$3,889	$4,811

Amounts Due From Related Parties-current assets

The amounts due from related parties at March 31, 2020 and December 31, 2019 are as follows:

	2020	2019
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$102	$123
Esc’elav	-	-
Total	$102	$123

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. During three months ended March 31, 2020 and 2019, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices. The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at cost for $0.2 million and $0 during the three month period ended March 31, 2020 and 2019, respectively. Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at cost for $0.7 million and $0.4 million during the three months ended March 31, 2020 and 2019, respectively.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of March 31, 2020 and December 31, 2019, Jiangsu Ever-Glory has provided guarantees for approximately $33.0 million (RMB 230 million) and $33 million (RMB 230.0 million) of lines of credit obtained by the Company, respectively. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $29.4 million (RMB 205.5 million) and $29.4 million (RMB 205.5 million) as of March 31, 2020 and December 31, 2019 respectively. Mr. Kang has also provided a personal guarantee for $14.3 million (RMB 100.0 million) and $14.5 million (RMB 100.0 million) as of March 31, 2020 and December 31, 2019, respectively.

At December 31, 2019, $4.7 million (RMB 32.8 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the three months ended March 31, 2020, no advance was provided to and repayment of $0.7 million (RMB5.2 million) was received from Jiangsu Ever-Glory under the counter-guarantee. As of March 31, 2020, the amount of the counter-guarantee was $3.9 million (RMB 27.5 million) (the difference represents currency exchange adjustment of $0.07 million), which was 11.97% of the aggregate amount of lines of credit. This amount plus accrued interest of $0.3 million have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. At March 31, 2020 and December 31, 2019, the amount classified as a reduction of equity was $4.1 million and $5 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. Since April 1, 2015, interest rate has changed to 0.41% as the bank benchmark interest rate decreased. Since January 1, 2019, interest rate has changed to 0.3625% as the bank benchmark interest rate decreased. Interest income for the three months ended March 31, 2020 and 2019 was approximately $0.02 million and $0.1 million, respectively.

NOTE 9 COMMITMENTS AND CONTINGENCIES

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

The weighted average remaining lease term excluding stores in the shopping malls is 31 years and the weighted average discount rate is 4.35%. The lease term for shopping mall stores is commonly one year with options to extend or renew, and the rent is predetermined with a percentage of sales. The Company estimates the next 12 months rent for the shopping mall stores by annualizing current period rent calculated with the percentage of sales. Thus, the ROU assets and lease liabilities may vary significantly at different period ends.

In the three months ended March 31, 2020, the costs of the leases recognized in cost of revenues and general administrative expenses are $6.0 and $0.2 million, respectively. Cash paid for the operating leases including in the operating cash flows was $6.2 million.

Future minimum lease payments for leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

Year ending December 31, (In thousands of U.S. Dollars)
2020	387
2021	387
2022	387
2023	401
2024	401
Thereafter	12,374
$14,337

Legal Proceedings

On March 2019, Shanghai La Go Go Fashion Company Limited (“LA GO GO”) filed a complaint against Shanghai Chijing Investment Management Co., Ltd. (“Shanghai Chijing”) for unpaid rent of RMB2.45 million ($0.36 million) in the Shanghai People’s Court (the “Court”). On July 2019, Shanghai Chijing filed a counterclaim against LA GO GO for RMB15.38 million ($2.17 million), alleging that LA GO GO had not fulfilled its corresponding obligations as a landlord. As a result, the Court has frozen the bank accounts of both Shanghai Chijing and LA GO GO. As of December 31, 2019, a total balance of RMB15.38 million ($2.2 million) was frozen in the bank accounts of LA GO GO. LA GO GO believes that Shanghai Chijing’s counterclaim is frivolous and without merit, and is rigorously defending against the counterclaim. As of December 31, 2019, the company had booked this restricted cash in other receivables. On March 10, 2020, the Court entered a judgment in favor of LA GO GO and dismissed Shanghai Chijing’s counterclaim. LA GO GO believes that the damages awarded by the Court in favor of LA GO GO were insufficient. As of the date of this report, both LA GO GO and Shanghai Chijing have appealed the decision of the Court entered on March 10, 2020 and the date of the appeal hearing has not been determined yet.

In addition to the foregoing, we may become subject to other legal proceedings that arise in the ordinary course of business and have not been finally adjudicated. Adverse decisions in any of the foregoing may have a material adverse effect on our results of operations, cash flows or our financial condition.

NOTE 10 RISKS AND UNCERTAINTIES

Economic and Political Risks

The Company’s results of operations could be adversely affected by general conditions in the global economy, including conditions that are outside of its control, such as the impact of health and safety concerns from the outbreak of COVID-19. The outbreak in China has resulted in the reduction of customer traffic and temporary closures of shopping malls as mandated by the provincial governments in various provinces of China from late January to March, which has adversely affected the company is the retail business with a decline in sales since February 2020. The Company’s wholesale business is also significantly affected as the Company is facing a sharp decline in its order quantities. Some of the Company’s wholesale clients have also cancelled or postponed existing orders.  Due to the Chinese factories’ shutdowns and traffic restrictions during the outbreak in China and potential shutdowns and traffic restrictions in the countries where the Company’s suppliers are located, The Company’s supply chain and business operations of its suppliers may be affected. Disruptions from the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, personnel absences, or restrictions on the shipment of the Company’s or its suppliers’ or customers’ products, could have adverse ripple effects on the Company’s manufacturing output and delivery schedule. The Company could also face difficulties in collecting its accounts receivables due to the effects of COVID-19 on its customers and risk gaining a large amount of bad debt. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which the Company, its suppliers and customers operate.

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

Credit risk

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

Concentration risk

For the three-month period ended March 31, 2020, the Company had four wholesale customers that represented approximately 20%, 10%, 10% and 10% of the Company’s revenues. For the three-month period ended March 31, 2019, the Company had two wholesale customers that represented approximately 26% and 11% of the Company’s revenues.

For the wholesale business, the Company relied on one raw material supplier that represented 11% of the total raw material purchases during the three months ended March 31, 2020. The Company did not rely on any raw material supplier that represented more than 10% of the total raw material purchases during the three months ended March 31, 2019.

For the retail business, the Company relied on two raw material suppliers that represented approximately 60% and 34% of raw material purchases during the three months ended March 31, 2020. For the retail business, the Company relied on three raw material suppliers that represented approximately 36%, 35% and 23% of raw material purchases during the three months ended March 31, 2019.

For the wholesale business, during the three months ended March 31, 2020, the Company relied on one manufacturer that represented 11% of finished goods purchases, and during the three months ended March 31, 2019, the Company relied on two manufacturers that represented 11% and 10% of finished goods purchases.

The Company’s revenues for the three months ended March 31, 2020 and 2019 were earned in the following geographic areas:

	2020	2019
	(In thousands of U.S. Dollars)
Mainland China	$4,653	$10,754
Hong Kong China	2,992	1,253
Germany	195	850
United Kingdom	837	800
Europe-Other	3,898	5,229
Japan	4,385	4,938
United States	5,328	4,278
Total wholesale business	22,288	28,102
Retail business	36,067	59,854
Total	$58,355	$87,956

NOTE 11 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)  Wholesale segment

(b)  Retail segment

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
As of and for the period ended March 31, 2020
Segment profit or loss:
Net revenue from external customers	$22,288	36,067	58,355
Income from operations	$(674)	(2,551)	(3,225)
Interest income	$262	15	277
Interest expense	$218	123	341
Depreciation and amortization	$254	1,333	1,587
Income tax expense	$186	41	227
Segment assets:
Additions to property, plant and equipment	419	(341)	78
Total assets	82,846	171,517	254,363

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
As of and for the period ended March 31, 2019
Segment profit or loss:
Net revenue from external customers	$28,102	59,854	87,956
Income from operations	$769	52	821
Interest income	$199	8	207
Interest expense	$262	101	363
Depreciation and amortization	$290	1,935	2,225
Income tax expense	$219	606	825
Segment assets:
Additions to property, plant and equipment	367	1,764	2,131
Total assets	78,419	204,573	282,992

NOTE 12 SUBSEQUENT EVENTS

As of May 14, 2020, there is no material subsequent event to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2020 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Wholesale Business

We conduct our original design manufacturing (“ODM”) operations through seven wholly owned subsidiaries which are located in the Nanjing Jiangning Economic and Technological Development Zone and Shang Fang Town in the Jiangning District in Nanjing, Jiangsu province, China, Chuzhou, Anhui province, China and Samoa: Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”), Goldenway Nanjing Garments Company Limited (“Goldenway”), Nanjing New-Tailun Garments Company Limited (“New Tailun”), Nanjing Catch-Luck Garments Co., Ltd. (“Catch-Luck”), Chuzhou Huirui Garments Co., Ltd. (“Huirui), Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”), Haian Tai Xin Garments Trading Company Limited (“Haian Tai Xin”), Nanjing Rui Lian Technology Company Limited (“Nanjing Rui Lian”), Ever-Glory Supply Chain Service Co., Limited (“Ever-Glory Supply Chain”) and Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”).

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

Retail Business

The business objectives for our retail segment are to establish leading brands of women’s apparel and to build a nationwide retail network in China. As of March 31, 2020, we had 1,038 stores (including store-in-stores), which includes 4 stores that were opened and 67 stores that were closed in the first quarter of 2020. We expect to open an additional 100 to 150 stores in 2020.

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

Our results of operations could be adversely affected by general conditions in the global economy, including conditions that are outside of our control, such as the impact of health and safety concerns from the outbreak of COVID-19. The outbreak in China has resulted in the reduction of customer traffic and temporary closures of shopping malls as mandated by the provincial governments in various provinces of China from late January to March, which has adversely affected our retail business with a decline in sales since February 2020. Our wholesale business is also significantly affected as we are facing a sharp decline in our order quantities. Some of our wholesale clients have also cancelled or postponed existing orders.  Due to the Chinese factories’ shutdowns and traffic restrictions during the outbreak in China and potential shutdowns and traffic restrictions in the countries where our suppliers are located, our supply chain and business operations of our suppliers may be affected. Disruptions from the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, personnel absences, or restrictions on the shipment of our or our suppliers’ or customers’ products, could have adverse ripple effects on our manufacturing output and delivery schedule. We also face difficulties in collecting our accounts receivables due to the effects of COVID-19 on our customers and risk gaining a large amount of bad debt. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which we or our suppliers and customers operate.

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

Estimates and Assumptions

In preparing our condensed consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates include the assumptions used to value tax liabilities, derivative financial instruments, the estimates of the allowance for deferred tax assets, and the accounts receivable allowance, and impairment of long-lived assets and inventory write-downs and write-offs.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 ”Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”; In November 2019, the FASB issued ASU No. 2019-10 “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates”; In March 2020, the FASB issued ASU No. 2020-03 “Codification Improvements to Financial Instruments”; which modifies the measurement of expected credit losses of certain financial instruments. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2022. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended March 31,
	2020		2019
	(In thousands of U.S. dollars, except for percentages)
Sales	$58,355	100.0%	$87,956	100.0%
Gross Profit	16,038	27.5	29,358	33.4
Operating Expenses	19,263	33.0	28,537	32.4
(Loss) Income From Operations	(3,225)	(5.5)	821	0.9
Other Income (Expenses)	754	1.3	(451)	(0.5)
Income Tax Expense	227	0.4	825	0.9
Net Loss	$(2,698)	(4.6)%	$(455)	(0.5)%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended March 31, 2020 and 2019.

	2020	% of total sales	2019	% of total sales	Growth in 2020 compared with 2019
Wholesale business	(In thousands of U.S. dollars)		(In thousands of U.S. dollars)
Mainland China	$4,653	8.0%	$10,754	12.2%	(56.7)%
Hong Kong	2,992	5.1	1,253	1.4	138.7
Germany	195	0.3	850	1.0	(77.1)
United Kingdom	837	1.4	800	0.9	4.7
Europe-Other	3,898	6.7	5,229	5.9	(25.5)
Japan	4,385	7.5	4,938	5.7	(11.2)
United States	5,328	9.1	4,278	4.9	24.5
Total Wholesale business	22,288	38.2	28,102	32.0	(20.7)
Retail business	36,067	61.8	59,854	68.0	(39.7)
Total sales	$58,355	100.0%	$87,956	100.0%	(33.7)%

Total sales for the three months ended March 31, 2020 were $58.4 million, a decrease of 33.7% from the three months ended March 31, 2019. This decrease was primarily attributable to a 20.7% decrease in our wholesale business and a 39.7% decrease in our retail business.

Sales generated from our wholesale business contributed 38.2% or $22.3 million of our total sales for the three months ended March 31, 2020, a decrease of 20.7% compared to $28.1 million in the three months ended March 31, 2019. This decrease was primarily attributable to decreased sales in Mainland China, Germany, other European markets and Japan partially offset for increased sales in Hong Kong, the United States and the United Kingdom.

Sales generated from our retail business contributed 61.8% or $36.1 million of our total sales for the three months ended March 31, 2020, a decrease of 39.7% compared to 68.0% or $59.9 million in the three months ended March 31, 2019. This decrease was primarily due to the decrease in same-store sales.

Total retail store square footage and sales per square foot for the three months ended March 31, 2020 and 2019 are as follows:

	2020	2019
Total store square footage	1,088,007	1,340,174
Number of stores	1,038	1,315
Average store size, square feet	1,048	1,019
Total store sales (in thousands of U.S. dollars)	$36,067	$59,854
Sales per square foot	$33	$45

Same-store sales and newly opened store sales for the three months ended March 31, 2020 and 2019 are as follows:

	2020	2019
	(In thousands of U.S. dollars)
Sales from stores opened for a full year	$24,813	$45,955
Sales from newly opened store sales	$3,900	$6,310
Sales from e-commerce platform	$4,217	$3,701
Other*	$3,137	$3,888
Total	$36,067	$59,854

*	Primarily sales from stores that were closed in the current reporting period.

We remodeled or relocated 117 stores in year 2019, and 2 stores during the three months ended March 31, 2020. We plan to relocate or remodel 50-100 stores in 2020. Remodels and relocations typically drive incremental same-store sales growth. A relocation typically results in an improved, more visible and accessible location, and usually includes increased square footage. We believe we will continue to have opportunities for additional remodels and relocations beyond 2020.  Same-store sales are calculated based upon stores that were open at least 12 full fiscal months in each reporting period and remain open at the end of each reporting period.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,				Growth (Decrease) in 2020
	2020		2019		compared
	(In thousands of U.S. dollars, except for percentages)				with 2019
Wholesale Sales	$22,288	100.0%	$28,102	100.0%	(20.7)%
Raw Materials	10,090	45.3	11,308	40.2	(10.8)
Labor	245	1.1	307	1.1	(20.2)
Outsourced Production Costs	8,370	37.6	9,871	35.1	(15.2)
Other and Overhead	86	0.4	58	0.3	46.4
Total Cost of Sales for Wholesale	18,791	84.3	21,544	76.7	(12.8)
Gross Profit for Wholesale	3,497	15.7	6,558	23.3	(46.7)

Net Sales for Retail	36,067	100.0	59,854	100.0	(39.7)
Production Costs	15,847	43.9	24,203	40.4	(34.5)
Rent	7,679	21.3	12,851	21.5	(40.2)
Total Cost of Sales for Retail	23,526	65.2	37,054	61.9	(36.5)
Gross Profit for Retail	12,541	34.8	22,800	38.1	(45.0)

Total Cost of Sales	42,317	72.5	58,598	66.6	(27.8)
Gross Profit	$16,038	27.5%	$29,358	33.4%	(45.4)%

Raw material costs for our wholesale business were 45.3% of our total wholesale business sales in the three months ended March 31, 2020, a decrease of 10.8% compared to 40.2% in the three months ended March 31, 2019.  The cost percentage to total sale increase was mainly due to the higher raw material prices.

Labor costs for our wholesale business were 1.1% of our total wholesale business sales in the three months ended March 31, 2020, a decrease of 20.2% compared to 1.1% in the three months ended March 31, 2019. The marginal decrease was mainly due to the fact that we outsourced most of the new orders in 2020.

Outsourced production costs for our wholesale business decreased by 15.2% to $8.4 million in the three months ended March 31, 2020 from $9.9 million in the three months ended March 31, 2019. As a percentage of total wholesale sales, outsourced production costs were 37.6% of our total wholesale sales in the three months ended March 31, 2020, a decrease of 15.2% from the three months ended March 31, 2019. This decrease was primarily attributable to increased outsourced orders to our related entities in Vietnam, which have lower labor costs compared to orders outsourced to Chinese factories.

Overhead and other expenses for our wholesale business accounted for 0.4% and 0.3% of our total wholesale business sales for the three months ended March 31, 2020 and 2019, respectively.

Gross profit for our wholesale business for the three months ended March 31, 2020 was $3.5 million, a decrease of 46.7% compared to the three months ended March 31, 2019. Gross margin was 15.7% for the three months ended March 31, 2020, a decrease of 46.7% compared to 23.3% for the three months ended March 31, 2019. The decrease in gross margin was mainly due to the higher raw material prices.

Production costs for our retail business were $15.8 million during the three months ended March 31, 2020 compared to $24.2 million during the three months ended March 31, 2019. As a percentage of retail sales, retail production costs accounted for 43.9% of our total retail sales in the three months ended March 31, 2020, compared to 40.4% of total retail sales in the three months ended March 31, 2019. The decrease was due to higher discounts on our out-of-season products ended March 31, 2020 compared with the same period of the prior year.

Rent costs for our retail business were $7.7 million for the three months ended March 31, 2020 compared to $12.9 million for the three months ended March 31, 2019. As a percentage of retail sales, rent costs accounted for 21.3% of our total retail sales for the three months ended March 31, 2020, compared to 21.5% of total retail sales for the three months ended March 31, 2019. The decrease was primarily attributable to lower rent at certain locations.

Gross profit in our retail business for the three months ended March 31, 2020 was $12.5 million and gross margin was 34.8%. Gross profit in our retail business for the three months ended March 31, 2018 was $22.8 million and gross margin was 38.1%. The decrease in gross margin was attributable to decreased rent costs and decrease in production costs.

Total cost of sales for the three months ended March 31, 2020 was $42.3 million, compared to $58.6 million for the three months ended March 31, 2019, a decrease of 27.8%. As a percentage of total sales, cost of sales increased to 72.5% of total sales for the three months ended March 31, 2020, compared to 66.6% of total sales for the three months ended March 31, 2019. Consequently, gross margin decreased to 27.5% for the three months ended March 31, 2020 from 33.4% for the three months ended March 31, 2019.

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

	Three Months Ended March 31,
	2020		2019		Increase
	(In thousands of U.S. dollars, except for percentages)
Gross Profit	$16,038	27.5%	$29,358	33.4%	(45.4)%
Operating Expenses
Selling Expenses	13,478	23.1	21,008	23.9	(35.8)
General and Administrative Expenses	5,785	9.9	7,529	8.6	(23.2)
Total Operating Expenses	19,263	33.0	28,537	32.4	(32.5)
(Loss)Income from Operations	$(3,225)	(5.5)%	$821	0.9%	(493.0)%

Selling expenses decreased 35.8% to $13.5 million for the three months ended March 31, 2020 from $21.0 million for the three months ended March 31, 2019. The decrease was attributable to the decreased sales.

General and administrative expenses decreased 23.2% to $5.8 million for the three months ended March 31, 2020 from $7.5 million for the three months ended March 31, 2019. As a percentage of total sales, general and administrative expenses increased to 9.9% of total sales for the three months ended March 31, 2020, compared to 8.6% of total sales for the three months ended March 31, 2019. The decrease was mainly attributable to the decreased office expenses.

(Loss) Income from Operations

Loss from operations was $3.2 million for the three months ended March 31, 2020, compared to $0.8 million of income from operations for the three months ended March 31, 2019. As a percentage of sales, loss from operations accounted for 5.5% of our total sales for the three months ended March 31, 2020, a decrease of 493.0% compared to 0.9% the three months ended March 31, 2019 as a result of decreased gross profit.

Interest Expense

Interest expense was $0.3 million for the three months ended March 31, 2020, a decrease of 6.1% compared to the same period in 2019. The decrease was due to the decreased bank loans borrowed.

Income Tax Expenses

Income tax expense was $0.2 million and $0.8 million for the three months ended March 31, 2020 and 2019, respectively.

The Company’s operating subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (“the Income Tax Laws”).

All PRC subsidiaries, except for He Meida, are subject to income tax at the 25% statutory rate.

He Meida incorporated in Xizang (Tibet) Autonomous Region is subject to income tax at 15% statutory rate. The local government has implemented an income tax reduction from 15% to 9% valid through December 31, 2020.

Perfect Dream was incorporated in the British Virgin Islands (BVI), and under the current laws of the BVI dividends and capital gains arising from the Company’s investments in the BVI are not subject to income taxes.

Ever-Glory HK was incorporated in Samoa, and under the current laws of Samoa has no liabilities for income taxes.

Ever-Glory Supply Chain Service Co., Limited was incorporated in Hongkong, and under the current laws of Hongkong, its income tax rate is 8.25% when its profit is under HKD 2.0 million and its income tax rate is 16.5% when its profit is over HKD 2.0 million.

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

Net Income (Loss)

Net loss for the three months ended March 31, 2020 and 2019 was $2.7 million and $0.5 million, respectively. Our basic and diluted loss per share were $0.18 and $0.04 for the three months ended March 31, 2020 and 2019, respectively.

Summary of Cash Flows

Summary cash flows information for the three months ended March 31, 2020 and 2019 is as follows:

	2020	2019
	(In thousands of U.S. dollars)
Net cash provided by operating activities	$24,555	$11,141
Net cash provided by (used in) investing activities	$275	$(2,131)
Net cash used in financing activities	$(2,672)	$(54)

Net cash provided by operating activities was $24.6 million and $11.1 million for the three months ended March 31, 2020 and 2019, respectively. This increase was mainly due to decreased accounts receivable and inventories, offset by decreased accounts payable.

Net cash provided by (used in) investing activities was $0.3 million and ($2.1) million for the three months ended March 31, 2020 and 2019. This change was mainly due to we purchased property and equipment in the three months ended March 31, 2020 less than the same period of 2019.

Net cash used in financing activities were $2.7 million and $0.05 million for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, we received new bank loans of $11.5 million and repaid the bank loans of $14.9 million.

Liquidity and Capital Resources

As of March 31, 2020, we had cash and cash equivalents $70.0 million, current assets other than cash $109.5 million and current liabilities $130.3 million. We presently finance our operations primarily from cash flows from operations and borrowings from banks, and we anticipate that these will continue to be our primary source of funds to finance our short-term cash needs.

Bank Loans

In December 2019, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $5.6 million (RMB40.0 million). These loans are collateralized by the Company’s property and equipment. As of March 31, 2020, Goldenway had borrowed $5.6 million (RMB40.0 million) from Industrial and Commercial Bank of China with an annual interest rate 4.57% and due on August 2020.

In November 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $14.1 million (RMB100.0 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of March 31, 2020, Ever-Glory Apparel had borrowed $14.1 million (RMB 100.0 million) under this line of credit with annual interest rates ranging from 3.92% to 4.7% and due on from May 2020 to March 2021.

In August 2018, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.1 million (RMB50.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of March 31, 2020, approximately $7.1 million was unused and available under this line of credit.

In August 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $8.5 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of March 31, 2020, Ever-Glory Apparel had borrowed $1.4 million (RMB10.0 million) from Nanjing Bank with an annual interest rate 5.0% and due on June 2020. As of March 31, 2020, approximately $7.1 million was unused and available under this line of credit.

In June 2019, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $2.8 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of March 31, 2020, LA GO GO had borrowed $2.1 million (RMB15.0 million) under this line of credit with an annual interest rate of 5.22% and due in June 2020. As of March 31, 2020, approximately $0.7 million was unused and available under this line of credit.

In June 2018, LA GO GO entered into a line of credit agreement for approximately $2.8 million (RMB20.0 million) with China Minsheng Bank and guaranteed by Ever-Glory Apparel and Mr. Kang. As of March 31, 2020, LA GO GO had borrowed $2.8 million (RMB20.0 million) from China Minsheng Bank with an annual interest rate of 5.0% and due in November 2020.

In September 2019, LA GO GO entered into a line of credit agreement for approximately $2.8 million (RMB20.0 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Jiangsu LAGOGO. As of March 31, 2020, approximately $2.8 million was unused and available under this line of credit.

In September 2019, Ever-Glory Apparel entered into a line of credit agreement for approximately $5.6 million (RMB40.0 million) with the Shanghai Pudong Development Bank and guaranteed by Goldenway. As of March 31, 2020, approximately $5.6 million was unused and available under this line of credit.

In January 2015, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $2.5 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of March 31, 2020, approximately $2.5 million was unused and available under this line of credit.

All bank loans are used to fund our daily operations. All loans have been repaid before or at maturity date.

DERIVATIVE LIABILITY

As of March 31, 2020 and December 31, 2019, there is no derivative liability.

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

As of March 31, 2020, we had access to approximately $49.3 million in lines of credit, of which approximately $23.2 million was unused and available. These credit facilities do not include any covenants. We have agreed to provide Jiangsu Ever-Glory a counter-guarantee of not less than 70% of the maximum aggregate lines of credit and borrowings guaranteed by Jiangsu Ever-Glory and collateralized by the assets of Jiangsu Ever-Glory and its equity investee, Nanjing Knitting, under agreements executed between the Company, Jiangsu Ever-Glory, Nanjing Knitting, and the banks. The maximum aggregate lines of credit and available borrowings was approximately $32.46 million (RMB 230.0 million) and approximately $3.9 million (RMB 27.5 million) was provided to Jiangsu Ever-Glory as the counter guarantee as of March 31, 2020.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004, the exchange rate of RMB to the dollar remained constant at RMB 8.26 to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from RMB 8.26 to 8.09 to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of March 31, 2020, the market foreign exchange rate had increased to RMB 7.09 to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future and will pass some of the increased cost to our customers.

In addition, the financial statements of subsidiaries located in China (whose functional currency is RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation (loss) gain for the 3 months ended March 31, 2020 and 2019 was ($1.3) million and $4.0 million, respectively.

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

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended March 31, 2020. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were operating effectively.

Changes in Internal Control Over Financial Reporting

Other than described above, during the first quarter of 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in claims, suits, investigations and proceedings arising in the ordinary course of business.

On March 2019, Shanghai La Go Go Fashion Company Limited (“LA GO GO”) filed a complaint against Shanghai Chijing Investment Management Co., Ltd. (“Shanghai Chijing”) for unpaid rent of RMB2.45 million ($0.36 million) in the Shanghai People’s Court (the “Court”). On July 2019, Shanghai Chijing filed a counterclaim against LA GO GO for RMB15.38 million ($2.17 million), alleging that LA GO GO had not fulfilled its corresponding obligations as a landlord. As a result, the Court has frozen the bank accounts of both Shanghai Chijing and LA GO GO. As of December 31, 2019, a total balance of RMB15.38 million ($2.2 million) was frozen in the bank accounts of LA GO GO. LA GO GO believes that Shanghai Chijing’s counterclaim is frivolous and without merit, and is rigorously defending against the counterclaim. As of December 31, 2019, the company had booked this restricted cash in other receivables. On March 10, 2020, the Court entered a judgment in favor of LA GO GO and dismissed Shanghai Chijing’s counterclaim. LA GO GO believes that the damages awarded by the Court in favor of LA GO GO were insufficient. As of the date of this report, both LA GO GO and Shanghai Chijing have appealed the decision of the Court entered on March 10, 2020 and the date of the appeal hearing has not been determined yet.

ITEM 1A. RISK FACTORS

As of the date of this report and except as set forth below, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on March 30, 2020.

Unfavorable global economic conditions, including as a result of health and safety concerns, could adversely affect our business, financial condition or results of operations.

The Company’s results of operations could be adversely affected by general conditions in the global economy, including conditions that are outside of its control, such as the impact of health and safety concerns from the outbreak of COVID-19. The outbreak in China has resulted in the reduction of customer traffic and temporary closures of shopping malls as mandated by the provincial governments in various provinces of China from late January to March, which has adversely affected the company is the retail business with a decline in sales since February 2020. The Company’s wholesale business is also significantly affected as the Company is facing a sharp decline in its order quantities. Some of the Company’s wholesale clients have also cancelled or postponed existing orders.  Due to the Chinese factories’ shutdowns and traffic restrictions during the outbreak in China and potential shutdowns and traffic restrictions in the countries where the Company’s suppliers are located, The Company’s supply chain and business operations of its suppliers may be affected. Disruptions from the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, personnel absences, or restrictions on the shipment of the Company’s or its suppliers’ or customers’ products, could have adverse ripple effects on the Company’s manufacturing output and delivery schedule. The Company could also face difficulties in collecting its accounts receivables due to the effects of COVID-19 on its customers and risk gaining a large amount of bad debt. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which the Company, its suppliers and customers operate.

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

ITEM 5. OTHER INFORMATION

Securities Authorized for Issuance under Equity Incentive Plans

The following table presents information regarding equity instruments outstanding under our 2014 Equity Incentive Plan as of March 31, 2020:

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

May 14, 2020	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jiansong Wang
Jiansong Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)