Form 10-Q
period 2020-06-30
Ever-Glory International Group, Inc.
filed 2020-08-13
CIK 943184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  001-34124

Ever-Glory International Group Inc.

(Exact name of registrant as specified in its charter)

Florida	65-0420146
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Securities registered under Section 12(g) of the Act:  None.

As of August 13, 2020, 14,809,160 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the factors described in the Section entitled “Risk Factors” on Form 10-K and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”).

ii

PART I.  FINANCIAL INFORMATION

ITEM 1.	Financial Statements

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

AS OF JUNE 30, 2020 AND DECEMBER 31, 2019 (UNAUDITED)

	2020	2019
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$59,238	$48,551
Restrict cash	17,716	2,204
Trading securities	825	-
Accounts receivable, net	45,766	78,053
Inventories	51,254	67,355
Advances on inventory purchases	5,726	9,681
Value added tax receivable	1,340	2,495
Other receivables and prepaid expenses	4,328	5,293
Amounts due from related parties	329	123
Total Current Assets	186,522	213,755

NONCURRENT ASSETS
Intangible assets, net	4,499	4,729
Property and equipment, net	25,964	28,812
Operating lease right-of-use assets	34,496	53,379
Deferred tax assets	807	996
Total Non-Current Assets	65,766	87,916
TOTAL ASSETS	$252,288	$301,671

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank loans	$40,271	$29,931
Accounts payable	51,169	72,418
Accounts payable and other payables – related parties	4,050	4,811
Other payables and accrued liabilities	10,118	19,137
Value added and other taxes payable	-	1,657
Income tax payable	222	1,142
Current operating lease liabilities	26,309	44,888
Total Current Liabilities	132,139	173,984

NONCURRENT LIABILITIES
Non-current operating lease liabilities	8,256	8,537
TOTAL LIABILITIES	140,395	182,521

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY
Stockholders’ equity:
Preferred stock ($0.001 par value, authorized 5,000,000 shares, no shares issued and outstanding)	-	-
Common stock ($0.001 par value, authorized 50,000,000 shares, 14,804,832 and 14,801,770 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively)	15	15
Additional paid-in capital	3,645	3,640
Retained earnings	99,833	106,328
Statutory reserve	19,939	19,939
Accumulated other comprehensive (loss)	(6,031)	(4,330)
Amounts due from related party	(3,996)	(4,932)
Total equity attributable to stockholders of the Company	113,405	120,660
Noncontrolling interest	(1,512)	(1,510)
Total Equity	111,893	119,150
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$252,288	$301,671

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES CONDENSED

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
NET SALES	$50,086	$77,316	$108,441	$165,272
COST OF SALES	35,641	48,330	77,958	106,928

GROSS PROFIT	14,445	28,986	30,483	58,344

OPERATING EXPENSES
Selling expenses	12,626	19,699	26,105	40,706
General and administrative expenses	5,971	7,337	11,755	14,867
Total Operating Expenses	18,597	27,036	37,860	55,573

(LOSS) INCOME FROM OPERATIONS	(4,152)	1,950	(7,377)	2,771

OTHER INCOME (EXPENSES)
Interest income	339	277	616	484
Interest expense	(566)	(408)	(907)	(771)
Other income	845	1,409	1,663	1,114
Total Other Income, Net	618	1,278	1,372	827

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(3,534)	3,228	(6,005)	3,598
Income tax expense	(266)	(1,455)	(493)	(2,280)

NET (LOSS) INCOME	(3,800)	1,773	(6,498)	1,318

Non-controlling interest	6	83	3	17
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	(3,794)	1,856	(6,495)	1,335

NET (LOSS) INCOME	$(3,800)	$1,773	$(6,498)	$1,318

Foreign currency translation (loss) gain	(263)	(2,453)	(1,700)	1,553
COMPREHENSIVE (LOSS) INCOME	(4,063)	(680)	(8,198)	2,871

Comprehensive loss (income) attributable to the non-controlling interest	8	49	2	(51)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(4,055)	$(631)	$(8,196)	$2,820

(LOSS) EARNINGS PER SHARE ATTRIBUTABLE TO THE COMPANY’S STOCKHOLDERS
Basic and diluted	$(0.26)	$0.13	$(0.44)	$0.09
Weighted average number of shares outstanding Basic and diluted	14,804,832	14,800,140	14,804,595	14,800,140

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

			Additional	Retained Earnings		Accumulated other	Amounts due from	Total equity attributable to stockholders	Non-
	Common Stock		paid-in		Statutory	Comprehensive	related	of the	controlling	Total
	Shares	Amount	capital	Unrestricted	reserve	loss	party	Company	Interest	equity
Balance at January 1, 2020	14,801,770	$15	$3,640	$106,328	$19,939	$(4,330)	$(4,932)	$120,660	(1,510)	$119,150

Stock issued for compensation	3,062	0.003	5	-	-	-	-	5		5
Net income (loss)	-	-	-	(2,701)	-	-	-	(2,701)	3	(2,698)
Net cash received from related party under counter guarantee agreement	-	-	-	-	-	-	785	785	-	785
Foreign currency translation gain (loss)						(1,440)	-	(1,440)	3	(1,437)
Balance at March 31, 2020	14,804,832	15	3,645	103,627	19,939	(5,770)	(4,147)	117,309	(1,504)	115,805
Net (loss)				(3,794)				(3,794)	(6)	(3,800)
Net cash received from related party under counter guarantee agreement							151	151		151
Foreign currency translation loss						(261)		(261)	(2)	(263)
Balance at June 30, 2020	14,804,832	$15	$3,645	$99,833	$19,939	$(6,031)	$(3,996)	$113,405	(1,512)	$111,893

			Additional	Retained Earnings		Accumulated other	Amounts due from	Total equity attributable to stockholders	Non-
	Common Stock		paid-in		Statutory	Comprehensive	related	of the	controlling	Total
	Shares	Amount	capital	Unrestricted	reserve	(loss) income	party	Company	Interest	equity
Balance at January 1, 2019	14,798,198	$15	$3,627	$105,914	$19,083	$(3,578)	$(10,354)	$114,707	(1,551)	$113,156

Stock issued for compensation	1,942	0.004	8	-	-	-	-	8		8
Net income (loss)	-	-	-	(521)	-	-	-	(521)	66	(455)
Net cash received from related party under counter guarantee agreement	-	-	-	-	-	-	1,101	1,101	-	1,101
Foreign currency translation gain						3,972	-	3,972	34	4,006
Balance at March 31, 2019	14,800,140	15	3,635	105,393	19,083	394	(9,253)	119,267	(1,451)	117,816
Net income (loss)				1,856				1,856	(83)	1,773
Net cash received from related party under counter guarantee agreement							1,390	1,390		1,390
Foreign currency translation loss						(2,487)		(2,487)	34	(2,453)
Balance at June 30, 2019	14,800,140	$15	$3,635	$107,249	$19,083	$(2,093)	$(7,863)	$120,026	(1,500)	$118,526

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(6,498)	$1,318
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,597	4,491
Loss from sale of property and equipment	189	53
Provision of bad debt allowance	969	682
Provision for obsolete inventories	3,681	1,824
Deferred income tax	71	(1,461)
Stock-based compensation	3	8
Changes in operating assets and liabilities
Accounts receivable	30,444	21,793
Inventories	11,659	1,145
Value added tax receivable	1,076	504
Other receivables and prepaid expenses	737	3,502
Advances on inventory purchases	3,845	(2,353)
Amounts due from related parties	(214)	(129)
Accounts payable	(22,522)	(25,954)
Accounts payable and other payables- related parties	(466)	58
Other payables and accrued liabilities	(7,027)	(10,789)
Value added and other taxes payable	(1,593)	(4,684)
Income tax payable	(910)	207
Net cash provided (used in) operating activities	17,041	(9,785)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,018)	(4,082)
Purchases of trading securities	(825)	-
Net cash used in investing activities	(1,843)	(4,082)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	31,995	16,320
Repayment of bank loans	(21,173)	(19,904)
Repayment of loans from related party	4,027	8,149
Advances to related party	(3,129)	(5,454)
Net cash provided (used in) financing activities	11,720	(889)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(721)	2,270

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	26,197	(12,486)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	50,755	47,012

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$76,952	$34,526

Reconciliation of cash, cash equivalents and restricted cash reported within their consolidated balance sheets:

Cash and Cash Equivalents	59,236	47,012
Restricted cash	17,716	-
	$76,952	$47,012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$907	$771
Income taxes	$493	$2,436

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

NOTE 1 Nature of Operations and Basis of Presentation

Ever-Glory International Group, Inc. (the “Company” or “We” or “Ours”), together with its subsidiaries, is an apparel manufacturer, supplier and retailer in The People’s Republic of China (“China” or “PRC”), with a wholesale segment and a retail segment. The Company’s wholesale business consists of recognized brands for department and specialty stores located in China, Europe, Japan and the United States. The Company’s retail business consists of flagship stores and store-in-stores for the Company’s own-brand products.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of June 30, 2020 the condensed consolidated statements of income (loss) and comprehensive income (loss), condensed consolidated statements of equity, and cash flows for the three and six months ended June 30, 2020 and 2019. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 8-03 of Regulation S-X of the Securities and the SEC. Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements.

Wholesale revenues are generally higher in the third and fourth fiscal quarters, while retail revenues are generally higher in the first and fourth fiscal quarters. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020 (“2019 Form 10-K.”)

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

As of June 30, 2020 and 2019, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions and trading securities that management considers to be of a high quality.

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

As of June 30, 2020, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions and trading securities (nil at December 31, 2019) with brokerage accounts that management considers to be high quality.

Foreign Currency Translation and Other Comprehensive Income

The reporting currency of the Company is the U.S. dollar. The functional currency of Ever-Glory, Perfect Dream, Ever-Glory HK and Ever-Glory Supply Chain is the U.S. dollar. The functional currency of Goldenway, New Tailun, Catch-luck, Ever-Glory Apparel, Shanghai LA GO GO, Jiangsu LA GO GO, Tianjin LA GO GO, Shanghai Yiduo, Ya Lan, He Meida, Huirui, Taixin, Haian Taixin and Nanjing Rui Lian is the Chinese RMB .

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

Use of Estimates

In preparing our condensed consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates include the assumptions used to value tax liabilities, derivative financial instruments, the estimates of the allowance for deferred tax assets, and the accounts receivable allowance, and impairment of long-lived assets and inventory write off.

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

Reclassification

Certain amounts in the prior period presented have been reclassified to conform to the current year presentation. There was no impact on previously reported assets, net income or total cash flows.

NOTE 3 INVENTORIES

Inventories at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
	(In thousands of U.S. Dollars)
Raw materials	$1,451	$1,468
Work-in-progress	9,954	8,025
Finished goods	39,849	57,862
Total inventories	$51,254	$67,355

NOTE 4 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short term bank loans consisted of the following as of June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
Bank	(In thousands of U.S. Dollars)
Industrial and Commercial Bank of China	$19,782	$18,629
Shanghai Pudong Development Bank	15,543	-
China Minsheng Bank	2,826	2,866
Bank of China	2,120	-
Nanjing Bank	-	6,449
Bank of Communications	-	1,426
HSBC	-	561
	$40,271	$29,931

In April 2020, Ever-Glory Apparel entered into a line of credit agreement for approximately $4.2 million (RMB30.0 million) with Bank of China and guaranteed by Jiangsu Ever-Glory. These loans are also collateralized by assets of Jiangsu Ever-Glory’s equity investee, Chuzhou Huarui, under a collateral agreement executed by Ever-Glory Apparel, Chuzhou Huarui and Bank of China. As of June 30, 2020, Ever-Glory Apparel had borrowed $2.1 million (RMB 15.0 million) under this line of credit with an annual interest rate of 4.57% and due on September 2020. As of June 30, 2020, approximately $2.1 million was unused and available under this line of credit.

In December 2019, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $5.7 million (RMB40.0 million). These loans are collateralized by the Company’s property and equipment. As of June 30, 2020, Goldenway had borrowed $5.7 million (RMB40.0 million) from Industrial and Commercial Bank of China with an annual interest rate 4.57% and due on August 2020.

In November 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $14.1 million (RMB100.0 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of June 30, 2020, Ever-Glory Apparel had borrowed $14.1 million (RMB 100.0 million) under this line of credit with annual interest rates ranging from 3.92% to 4.35% and due on from September 2020 to May 2021.

In September 2019, Ever-Glory Apparel entered into a line of credit agreement for approximately $5.7 million (RMB40.0 million) with the Shanghai Pudong Development Bank and guaranteed by Goldenway. As of June 30, 2020, approximately $5.7 million was unused and available under this line of credit. In March 2020, Ever-Glory Apparel entered into a certificate of three-year time deposit of $15.5 million (RMB110.0 million) with the Shanghai Pudong Development Bank with annual interest rates ranging from 3.85% to 3.99%. In April 2020, Ever-Glory Apparel pledged the certificate of three-year time deposit to the Shanghai Pudong Development Bank and Ever-Glory Apparel had borrowed $15.5 million (RMB 110.0 million) under this line of certificate with an annual interest rate of 2.02% and due on July 2020. On July 2020, Ever-Glory Apparel repaid the loan and borrowed $11.3 million (RMB 80.0 million) under this line of certificate with an annual interest rate of 2.50% and due on July 2021.

In October 2019, LA GO GO entered into a line of credit agreement for approximately $2.8 million (RMB20.0 million) with China Minsheng Bank and guaranteed by Ever-Glory Apparel and Mr. Kang. As of June 30, 2020, LA GO GO had borrowed $2.8 million (RMB20.0 million) from China Minsheng Bank with an annual interest rate of 5.0% and due in November 2020.

In August 2018, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.1 million (RMB50.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of June 30, 2020, approximately $7.1 million was unused and available under this line of credit.

In August 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $8.5 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of June 30, 2020, approximately $8.5 million was unused and available under this line of credit.

In June 2019, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $2.8 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of June 30, 2020, approximately $2.8 million was unused and available under this line of credit.

In September 2019, LA GO GO entered into a line of credit agreement for approximately $2.8 million (RMB20.0 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Jiangsu LAGOGO. As of June 30, 2020, approximately $2.8 million was unused and available under this line of credit.

In August 2019, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $2.5 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of June 30, 2020, approximately $2.5 million was unused and available under this line of credit.

All bank loans are used to fund our daily operations. All loans have been repaid before or at maturity date.

Total interest expense on bank loans amounted to $0.9 million and $0.8 million for the six months ended June 30, 2020 and 2019, respectively, and $0.6 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively.

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

After the tax liability adjustment resulted from the reevaluation of the Company’s tax position (resulting in the company allocating substantially all of the earnings of the Samoan subsidiary to the PRC and reporting such earnings as taxable in the PRC), pre-tax (loss) income for the three and six months ended June 30, 2020 and 2019 was taxable in the following jurisdictions:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands of U.S. Dollars)
PRC	$(3,531)	$3,228	$(6,000)	$3,605
Others	(3)	-	(5)	(7)
	$(3,534)	$3,228	$(6,005)	$3,598

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three and six months ended June 30, 2020 and 2019:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
PRC statutory rate	25.0%	25.0%	25.0%	25.0%
Temporary difference between US GAAP and PRC tax accounting	(32.5)	20.1	(33.2)	38.4
Effective income tax rate	(7.5)%	45.1%	(8.2)%	63.4%

Income tax expense for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Current	$195	$1,785	$304	$1,990
Deferred	71	(330)	189	290
Income tax expense	$266	$1,455	$493	$2,280

The Company’s deferred tax liabilities arise from differences between US GAAP and PRC tax accounting for certain revenue and expense items, including timing of deduction of losses from allowances.

The Company has not recorded U.S. deferred income taxes on approximately $99.9 million of its non-U.S. subsidiaries’ undistributed earnings because such amounts are intended to be reinvested outside the United States indefinitely. On December 22, 2017 the U.S. enacted the “Tax Cuts and Jobs Act” (“U.S. Tax Reform”) which made significant changes to corporate income tax law. One significant change was to decrease the general corporate income tax rate from 34% to 21%. This reduction had no effect on the Company’s income tax expense as the reduction in deferred tax assets was offset by an equivalent reduction in the valuation allowance. Another significant change resulting from U.S. Tax Reform is that any future remittances to the parent company from business income earned by its subsidiaries outside of the U.S. will no longer to taxable to the Company under U.S. tax law. The Company would be liable for payment of income tax, or reduction of the net operating loss carryover, at a reduced rate for any accumulated earnings and profits of its non-U.S. subsidiaries at December 31, 2017. U.S. Tax Reform includes provisions for Global Intangible Low-Taxed Income (“GILTI”) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (“BEAT”) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. Consistent with accounting guidance, we treat BEAT as a period tax charge in the period the tax is incurred and have made an accounting policy election to treat GILTI taxes in a similar manner. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, no deferred tax expense (income) relating to the Tax Act changed for the three and six months ended June 30, 2020.

NOTE 6 STOCKHOLDERS’ EQUITY

On January 31, 2019, the Company issued 1,942 shares of the Company’s common stock to two of the Company’s independent directors as compensation for their services rendered during the third and fourth quarter of 2018. The shares issued in 2019 were valued at $3.80 per share, which was the average market price of the common stock for the five days before the grant date.

On January 15, 2020, the Company issued 3,062 shares of Company’s common stock to two of the Company’s independent directors as compensation for their services rendered during the third and fourth quarter of 2019. The shares issued in 2020 were valued at $1.41 per share, which was the average market price of the common stock for the five days before the grant date.

NOTE 7 RELATED PARTY TRANSACTIONS

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

Other income from Related Parties

Jiangsu Wubijia Trading Company Limited (“Wubijia”) is an entity engaged in high-grade home goods sales and is controlled by Mr. Kang. Wubijia has sold their home goods on consignment in certain Company’s retail stores since the third quarter of 2014. During the three and six months ended June 30, 2020 and 2019, the Company received $5,504, $8,021, $14,176 and $45,655 from the customers and paid $5,504, $8,021, $13,248 and $39,086 to Wubijia through the consignment, respectively. The net income of $0, $0, $928 and $6,570 was recorded as other income (expenses) during the three and six months ended June 30, 2020 and 2019, respectively.

Other expenses due to Related Parties

Included in other expenses for the three and six months ended June 30, 2020 and 2019 are rent costs due to entities controlled by Mr. Kang under operating lease agreements as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands of U.S. Dollars)
Chuzhou Huarui	52	35	102	88
Kunshan Enjin	21	22	43	44
Total	$73	$57	$145	$132

The Company leases Chuzhou Huarui and Kunshan Enjin’s warehouse spaces because the locations are convenient for transportation and distribution.

Purchases from and Sub-contracts with Related Parties

The Company purchased raw materials from Nanjing Knitting totaling $0 million, $0 million, $0.4 million and $0.6 million during the three and six months ended June 30, 2020 and 2019, respectively.

In addition, sub-contracts with related parties included in cost of sales for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands of U.S. Dollars)
Chuzhou Huarui	$477	$1,960	$990	$3,467
Fengyang Huarui	242	442	400	548
Nanjing Ever-Kyowa	188	408	442	755
Ever-Glory Vietnam	3,595	2,469	5,479	5,048
Nanjing Knitting	487	600	487	600
EsCeLav	14	13	24	101
Jiangsu Ever-Glory	381	45	627	470
	$5,384	$5,937	$8,449	$10,989

Accounts Payable – Related Parties

The accounts payable to related parties at June 30, 2020 and December 31, 2019 are as follows:

	2020	2019
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$1,993	2,260
Fengyang Huarui	140	414
Nanjing Ever-Kyowa	317	386
Chuzhou Huarui	1,341	1,064
Nanjing Knitting	254	186
Jiangsu Ever-Glory	5	501
Total	$4,050	$4,811

Amounts Due From Related Parties-current assets

The amounts due from related parties at June 30, 2020 and December 31, 2019 are as follows:

	2020	2019
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	329	123
Total	$329	$123

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. During three and six months ended June 30, 2020 and 2019, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices.  The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at a cost of $0.4 million, $0.6 million, $0 million and $0 million during the three and six months period ended June 30, 2020 and 2019, respectively. Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at a cost of $0.4 million, $1.1 million, $0.1 million and $0.1 million during the three and six months ended June 30, 2020 and 2019, respectively.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of June 30, 2020 and December 31, 2019, Jiangsu Ever-Glory has provided guarantees for approximately $37.3 million (RMB 260 million) and $33.0 million (RMB 230 million) of lines of credit obtained by the Company, respectively. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $29.2 million (RMB 205.5 million) and $29.4 million (RMB 205.5 million) as of June 30, 2020 and December 31, 2019, respectively. Mr. Kang has also provided a personal guarantee for $14.3 million (RMB 100.0 million) and $14.5 million (RMB 100.0 million) as of June 30, 2020 and December 31, 2019, respectively.

At December 31, 2019, $4.7 million (RMB 32.8 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the six months ended June 30, 2020, an additional $3.1 million (RMB 22.0 million) was provided to and $4.0 million (RMB 28.3 million) was received from Jiangsu Ever-Glory under the counter-guarantee. As of June 30, 2020, the amount of the counter-guarantee was $3.7 million (RMB 26.4 million) (the difference represents currency exchange adjustment of $0.1 million), which was 10.2% of the aggregate amount of lines of credit. Obtaining bank loan requires a higher guarantee deposit in this quarter. This amount plus accrued interest of $0.3 million have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. At June 30, 2020 and December 31, 2019, the amount classified as a reduction of equity was $4.0 million and $5.0 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. Since January 1, 2019, interest rate has changed to 0.3625% as the bank benchmark interest rate decreased. Interest income for the three and six months ended June 30, 2020 and 2019 was approximately $0.01 million, $0.03 million, $0.1 million and $0.2 million, respectively.

NOTE 8 COMMITMENTS AND CONTINGENCIES

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

In the six months ended June 30, 2020, the costs of the leases recognized in cost of revenues and general administrative expenses are $4.6 and $0.2 million, respectively. Cash paid for the operating leases including in the operating cash flows was $4.8 million.

Future minimum lease payments for leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

Year ending December 31, (In thousands of U.S. Dollars)
2020	387
2021	387
2022	387
2023	401
2024	401
Thereafter	12,374
$14,337

Legal Proceedings

In March 2019, Shanghai La Go Go Fashion Company Limited (“LA GO GO”) filed a complaint against Shanghai Chijing Investment Management Co., Ltd. (“Shanghai Chijing”) for unpaid rent of RMB0.27 million ($0.04 million) per month in the Shanghai People’s Court for Jiading District (the “District Court”). The rent arrears began accumulating from April 2018 to the actual payment date. In July 2019, Shanghai Chijing filed counterclaims against LA GO GO to claim RMB10.19 million ($1.45 million) in damages, alleging that LA GO GO had not fulfilled its corresponding obligations as a landlord. As a result, the District Court froze the bank accounts of both Shanghai Chijing and LA GO GO. As of December 31, 2019, a total balance of RMB15.38 million ($2.2 million) was frozen in the bank accounts of LA GO GO. As of December 31, 2019, the Company had booked this restricted cash in other receivables. On March 10, 2020, the District Court entered a judgment in favor of LA GO GO and dismissed most of Shanghai Chijing’s counterclaims. The District Court ordered Shanghai Chijing to pay to LA GO GO an aggregate sum of RMB4.77 million ($0.68 million), which is the accumulated unpaid rent from April 2018 to January 2020. The District Court also ordered LA GO GO to pay Shanghai Chijing RMB1.49 ($0.21 million) for the expenses incurred from remodeling. Both parties were required to pay the monetary damages within ten days after the District Court’s decision. LA GO GO appealed to the Shanghai Second Appellate Court (the “Appellate Court”) to claim more damages, while Shanghai Chijing appealed to reverse the judgment. LA GO GO later requested to withdraw its appeal, which was granted by the Appellate Court. In June 2020, the Appellate Court entered a final decision to dismiss the appeal of Shanghai Chijing and sustained the District Court’s judgment. LA GO GO has not received RMB4.77 million ($0.68 million) in monetary damages from Shanghai Chijing as of June 30, 2020, and has applied for compulsory enforcement with the District Court. The total balance of RMB15.38 million ($2.2 million) in LA GO GO’s bank accounts were unfrozen after the final decision in July.

In addition to the foregoing, the Company may become subject to other legal proceedings that arise in the ordinary course of business and have not been finally adjudicated. Adverse decisions in any of the foregoing may have a material adverse effect on our results of operations, cash flows or our financial condition.

NOTE 9 RISKS AND UNCERTAINTIES

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

Concentration risk

For the six months ended June 30, 2020, the Company had two wholesale customers that represented approximately 19% and 12% of the Company’s revenues. For the three months ended June 30, 2020, the Company had one wholesale customer that represented approximately 30% of the Company’s revenues. For the six months ended June 30, 2019, the Company had two wholesale customers that represented approximately 16% and 10% of the Company’s revenues. For the three months ended June 30, 2019, the Company had two wholesale customers that represented approximately 8% and 14% of the Company’s revenues.

For the wholesale business, the Company did not rely on any raw material supplier that represented more than 10% of the total raw material purchases during the three and six months ended June 30, 2020 and 2019.

For the Company’s retail business, the Company had three suppliers that represented 41%, 24% and 19% of raw materials purchases during the six months ended June 30, 2020. For the retail business, the Company relied on three raw material suppliers that represented approximately 32%, 31% and 21% of raw material purchases during the six months ended June 30, 2019.

For the wholesale business, the Company relied on two finished goods suppliers that represented approximately 20% and 11% of the total raw material purchases during the six months ended June 30, 2020. For the wholesale business, the Company did not rely on any finished goods supplier that represented more than 10% of the total raw material purchases during the three and six months ended June 30, 2019.

For the retail business, the Company did not rely on any supplier that represented more than 10% of the total finished goods purchases during the six months ended June 30, 2020 and 2019.

The Company’s revenues for the three and six months ended June 30, 2020 and 2019 were earned in the following geographic areas:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands of U.S. Dollars)
The People’s Republic of China	$3,111	$6,491	$7,764	$17,246
Hong Kong China	2,054	6,463	5,045	7,717
Germany	48	877	243	1,726
United Kingdom	471	2,038	1,309	2,838
Europe-Other	3,612	4,224	7,511	9,453
Japan	2,205	1,311	6,589	6,248
United States	10,548	15,847	15,876	20,125
Total wholesale business	22,049	37,251	44,337	65,353
Retail business	28,037	40,065	64,104	99,919
Total	$50,086	$77,316	$108,441	$165,272

NOTE 10 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)	Wholesale segment

(b)	Retail segment

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
Six months ended June 30, 2020
Segment profit or loss:
Net revenue from external customers	$44,337	64,104	108,441
Income (loss) from operations	$1,001	(8,378)	(7,377)
Interest income	$576	40	616
Interest expense	$719	188	907
Depreciation and amortization	$583	3,014	3,597
Income tax expense	$468	25	493
Segment assets:
Additions to property, plant and equipment	185	833	1,018
Total assets	96,192	156,096	252,288

Six months ended June 30, 2019
Segment profit or loss:
Net revenue from external customers	$65,353	99,919	165,272
Income from operations	$2,374	397	2,771
Interest income	$466	18	484
Interest expense	$572	199	771
Depreciation and amortization	$473	8,740	9,213
Income tax expense	$1,475	805	2,280
Segment assets:
Additions to property, plant and equipment	549	3,533	4,082
Total assets	77,218	188,541	265,759

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
Three months ended June 30, 2020
Segment profit or loss:
Net revenue from external customers	$22,049	28,037	50,086
Income (loss) from operations	$1,675	(5,827)	(4,152)
Interest income	$314	25	339
Interest expense	$501	65	566
Depreciation and amortization	$329	1,681	2,010
Income tax expense	$282	(16)	266

Three months ended June 30, 2019
Segment profit or loss:
Net revenue from external customers	$37,251	40,065	77,316
Income from operations	$1,605	345	1,950
Interest income	$268	9	277
Interest expense	$310	98	408
Depreciation and amortization	$182	2,084	2,266
Income tax expense	$1,255	200	1,455

NOTE 11 SUBSEQUENT EVENTS

As of August 14, 2020, there is no material subsequent event to be disclosed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2020 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Retail Business

The business objectives for our retail segment are to establish leading brands of women’s apparel and to build a nationwide retail network in China. As of June 30, 2020, we had 935 stores (including store-in-stores), which includes 19 stores that were opened and 185 stores that were closed in the first half year of 2020. We expect to open an additional 50 to 100 stores in 2020.

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

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020 (“2019 Form 10-K.”)

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

As of June 30, 2020 and 2019, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions and trading securities that management considers to be of a high quality.

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

As of June 30, 2020, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions and trading securities (nil at December 31, 2019) with brokerage accounts that management considers to be high quality.

Foreign Currency Translation and Other Comprehensive Income

The reporting currency of the Company is the U.S. dollar. The functional currency of Ever-Glory, Perfect Dream, Ever-Glory HK and Ever-Glory Supply Chain is the U.S. dollar. The functional currency of Goldenway, New Tailun, Catch-luck, Ever-Glory Apparel, Shanghai LA GO GO, Jiangsu LA GO GO, Tianjin LA GO GO, Shanghai Yiduo, Ya Lan, He Meida, Huirui, Taixin, Haian Taixin and Nanjing Rui Lian is the Chinese RMB .

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

Use of Estimates

In preparing our condensed consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates include the assumptions used to value tax liabilities, derivative financial instruments, the estimates of the allowance for deferred tax assets, and the accounts receivable allowance, and impairment of long-lived assets and inventory write off.

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

Results of Operations for the three months ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019. The table and the discussion below should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended June 30,
	2020		2019
	(In thousands of U.S. dollars, except for percentages)
Sales	$50,086	100.0%	$77,316	100.0%
Gross Profit	$14,445	28.8%	$28,986	37.5%
Operating Expense	$18,597	37.1%	$27,036	35.0%
(Loss) Income From Operations	$(4,152)	(8.3)%	$1,950	2.5%
Other Income	$618	1.2%	$1,278	1.7%
Income tax expense	$266	0.5%	$1,455	1.9%
Net (Loss) Income	$(3,800)	(7.6)%	$1,773	2.3%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended June 30, 2020 and 2019.

	2020		2019		Growth (Decrease)
Wholesale business	(In thousands of U.S. dollars)	% of total sales	(In thousands of U.S. dollars)	% of total sales	in 2020 compared with 2019
Mainland China	$3,111	6.2%	$6,491	8.4%	(52.1)%
Hong Kong China	2,054	4.1	6,463	8.4	(68.2)
Germany	48	0.1	877	1.1	(94.5)
United Kingdom	471	0.9	2,038	2.6	(76.9)
Europe-Other	3,612	7.2	4,224	5.5	(14.5)
Japan	2,205	4.4	1,311	1.7	68.2
United States	10,549	21.1	15,847	20.5	(33.4)
Total Wholesale business	22,049	44.0	37,251	48.2	(40.8)
Retail business	28,037	56.0	40,065	51.8	(30.0)
Total sales	$50,086	100.0%	$77,316	100.0%	(35.2)%

Sales for the three months ended June 30, 2020 were $50.1 million, a 35.2% decrease compared with the three months ended June 30, 2019. This decrease was primarily attributable to a 40.8% decrease in sales in our wholesale business and a 30.0% decrease in our retail business.

Sales generated from our wholesale business contributed 44.0% or $22.0 million of our total sales for the three months ended June 30, 2020, a 40.8% decrease compared with 48.2% or $37.3 million in the three months ended June 30, 2019. This decrease was primarily attributable to a decrease in sales in Hong Kong, Germany, Europe-Other, Mainland China, United Kingdom and United States, partially offset by an increase in sales in Japan.

Sales generated from our retail business contributed 56.0% or $28.0 million of our total sales for the three months ended June 30, 2020, a 30.0% decrease compared with 51.8% or $40.1 million in the three months ended June 30, 2019. This decrease was primarily due to a decrease in the numbers of stores and same store sales.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended June 30, 2020 and 2019.

					Growth
					(Decrease) in
	Three months ended June 30,				2020
	2020		2019		Compared
	(In thousands of U.S. dollars, except for percentages)				with 2019
Net Sales for Wholesale Sales	$22,049	100.0%	$37,251	100.0%	(40.8)%
Raw Materials	8,614	39.1	16,376	44.0	(47.4)
Labor	299	1.4	398	1.1	(25.0)
Outsourced Production Costs	8,623	39.1	14,409	38.7	(40.2)
Other and Overhead	152	0.7	55	0.1	178.0
Total Cost of Sales for Wholesale	17,688	80.3	31,238	83.9	(43.4)
Gross Profit for Wholesale	4,361	19.7	6,013	16.1	(27.5)
Net Sales for Retail	28,037	100.0	40,065	100.0	(30.0)
Production Costs	13,865	49.5	10,084	25.2	37.5
Rent	4,088	14.3	7,008	17.5	(41.7)
Total Cost of Sales for Retail	17,953	63.8	17,092	42.7	5.0
Gross Profit for Retail	10,084	36.2	22,973	57.3	(56.1)
Total Cost of Sales	35,641	71.2	48,330	62.5	(26.3)
Gross Profit	$14,445	28.8%	$28,986	37.5%	(50.2)%

Raw material costs for our wholesale business were 39.1% of our total wholesale business sales in the three months ended June 30, 2020, compared with 44.0% in the three months ended June 30, 2019. The decrease was mainly due to lower raw material prices.

Labor costs for our wholesale business were 1.4% of our total wholesale business sales in the three months ended June 30, 2020, compared with 1.1% in the three months ended June 30, 2019. The marginal increase was mainly due to a higher average employee salaries in 2020.

Outsourced production costs for our wholesale business for the three months ended June 30, 2020 decreased 40.2% to $8.6 million from $14.4 million for the three months ended June 30, 2019. Outsourced production costs accounted for 39.1% of our total wholesale business sales in the three months ended June 30, 2020, a 40.2% decrease from the three months ended June 30, 2019. This increase in percentage was primarily attributable to higher average employee salaries at our outsourced manufacturing factories.

Overhead and other expenses for our wholesale business accounted for 0.7% of our total wholesale business sales for the three months ended June 30, 2020, compared with 0.1% of total wholesale business sales for the three months ended June 30, 2019.

Wholesale business gross profit for the three months ended June 30, 2020 was $4.4 million compared with $6.0 million for the three months ended June 30, 2019. Gross profit accounted for 19.7% of our total wholesale sales for the three months ended June 30, 2020, compared with 16.1% for the three months ended June 30, 2019. The decrease was mainly due to higher average employee salaries.

Production costs for our retail business were $13.9 million for the three months ended June 30, 2020 compared with $10.1 million during the three months ended June 30, 2019. Retail production costs accounted for 49.5% of our total retail sales in the three months ended June 30, 2020, compared with 25.21% for the three months ended June 30, 2019. The decrease in percentage was due to decrease in overall purchase costs.

Rent costs for our retail business for the three months ended June 30, 2020 were $4.1 million compared with $7.0 million for the three months ended June 30, 2019. Rent costs for our retail business accounted for 14.3% of our total retail sales for the three months ended June 30, 2020, compared with 17.5% for the three months ended June 30, 2019. The decrease was primarily attributable to the decline in number of stores.

Gross profit in our retail business for the three months ended June 30, 2020 was $10.1 million and gross margin was 36.2%. Gross profit in our retail business for the three months ended June 30, 2019 was $23.0 million and gross margin was 57.3%.

Total cost of sales for the three months ended June 30, 2020 was $35.6 million, a 26.3% decrease from $48.30 million for the three months ended June 30, 2019. Total cost of sales as a percentage of total sales for the three months ended June 30, 2020 was 71.2%, compared with 62.5% for the three months ended June 30, 2019. Gross margin for the three months ended June 30, 2020 was 28.8% compared with 37.5% for the three months ended June 30, 2019.

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

	Three Months Ended June 30,				Increase (Decrease) in 2020
	2020		2019		Compared
	(In thousands of U.S. dollars, except for percentages)				to 2019
Gross Profit	$14,445	28.8%	$28,986	37.5%	(50.2)%
Operating Expenses:
Selling Expenses	12,626	25.2	19,699	25.5	(35.9)
General and Administrative Expenses	5,971	11.9	7,337	9.5	(18.6)
Total	18,597	37.1	27,036	35.0	(31.2)
(Loss) Income from Operations	$(4,152)	(8.3)%	$1,950	2.5%	(312.8)%

Selling expenses for the three months ended June 30, 2020 decreased 35.9% to $12.6 million from $19.7 million for the three months ended June 30, 2019. The decrease was attributable to the marketing expenses associated with the promotion of the retail brand.

General and administrative expenses for the three months ended June 30, 2020 decreased 18.6% to $6.0 million from $7.3 million for the three months ended June 30, 2019. The decrease was attributable to the decline in number of stores.

(Loss) Income from Operations

Loss from operations for the three months ended June 30, 2020 was $4.2 million, a decrease of 312.8% from $2.0 million of income for the three months ended June 30, 2019. Loss from operations for the three months ended June 30, 2020 accounted for 8.3% of our total sales, while income from operations for the three months ended June 30, 2019 accounted for 2.5% of our total sales.

Interest Expense

Interest expense for the three months ended June 30, 2020 was $0.6 million, a 38.7% increase compared with the same period in 2019. The increase was due to the increased bank loans.

Income Tax Expenses

Income tax expense was $0.3 million and $1.5 million for the three months ended June 30, 2020 and 2019, respectively.

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

Net (Loss) Income

Net loss for the three months ended June 30, 2020 was ($3.8 million), a 304.3% decrease compared with the same period in 2019. Our basic and diluted (loss) earnings per share were ($0.26) and $0.13 for the three months ended June 30, 2020 and 2019, respectively.

Results of Operations for the six months ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Six Months Ended June 30,
	2020		2019
	(In thousands of U.S. Dollars, except for percentages)
Sales	$108,441	100.0%	$165,272	100.0%
Gross Profit	30,483	28.1	58,344	35.3
Operating Expense	37,860	34.9	55,573	33.6
(Loss) Income From Operations	(7,377)	(6.8)	2,771	1.7
Other Income	1,372	1.3	827	0.5
Income tax expense	493	0.5	2,280	1.4
Net (Loss) Income	$(6,498)	(6.0)%	$1,318	0.8%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the six months ended June 30, 2020 and 2019.

	2020		2019		Growth (Decrease)
Wholesale business	(In thousands of U.S. dollars)	% of total sales	(In thousands of U.S. dollars)	% of total sales	in 2020 compared with 2019
Mainland China	$7,764	7.2%	$17,246	10.4%	(55.0)%
Hong Kong China	5,045	4.7	7,717	4.7	(34.6)
Germany	243	0.2	1,726	1.0	(85.9)
United Kingdom	1,309	1.2	2,838	1.7	(53.9)
Europe-Other	7,511	6.9	9,453	5.7	(20.5)
Japan	6,589	6.1	6,248	3.8	5.5
United States	15,876	14.6	20,125	12.2	(21.1)
Total Wholesale business	44,337	40.9	65,353	39.5	(32.2)
Retail business	64,104	59.1	99,919	60.5	(35.8)
Total sales	$108,441	100.0%	$165,272	100.0%	(34.4)%

Sales for the six months ended June 30, 2020 were $108.4 million, a decrease of 34.4% from the six months ended June 30, 2019. This decrease was primarily attributable to a 32.2% decrease in sales in our wholesale business and a 35.8% decrease in our retail business.

Sales generated from our wholesale business contributed 40.9% or $44.3 million of our total sales for the six months ended June 30, 2020, a decrease of 32.2% compared with 39.5% or $65.4 million in the six months ended June 30, 2019. This decrease was primarily attributable to decreased sales in Hong Kong China, Germany, Mainland China, United Kingdom, the United States and Europe-Other, partially offset by increased sales in Japan.

Sales generated from our retail business contributed 59.1% or $64.1 million of our total sales for the six months ended June 30, 2020, a decrease of 35.8% compared with 60.5% or $99.9 million in the six months ended June 30, 2019. This decrease was primarily due to a decrease in same store sales.

Total retail store square footage and sales per square foot for the six months ended June 30, 2020 and 2019 are as follows:

	2020	2019
Total store square footage	989,034	1,274,661
Number of stores	935	1,235
Average store size, square feet	1,058	1,032
Total store sales (in thousands of U.S. dollars)	$64,104	$99,919
Sales per square foot	$65	$78

Same store sales and newly opened store sales for the six months ended June 30, 2020 and 2019 are as follows:

	2020	2019
	(In thousands of U.S. dollars)
Sales from stores opened for a full year	$43,678	$77,984
Sales from newly opened store sales	$4,636	$7,417
Sales from e-commerce platform	$7,822	$6,197
Other*	$7,968	$8,321
Total	$64,104	$99,919

*	Primarily sales from stores that were closed in the current reporting period.

We remodeled or relocated 117 stores in 2019, and 9 stores during the six months ended June 30, 2020. We plan to relocate or remodel 50-100 stores in 2020. Remodels and relocations typically drive incremental same-store sales growth. A relocation typically results in an improved, more visible and accessible location, and usually includes increased square footage. We believe we will continue to have opportunities for additional remodels and relocations beyond 2020.  Same-store sales are calculated based upon stores that were open at least 12 full fiscal months in each reporting period and remain open at the end of each reporting period.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the six months ended June 30, 2020 and 2019.

					Growth
					(Decrease) in 2020
	Six months ended June 30,				2020
	2020		2019		Compared
	(In thousands of U.S. dollars, except for percentages)				with 2019
Net Sales for Wholesale Sales	$44,337	100.0%	$65,353	100.0%	(32.2)%
Raw Materials	18,704	42.2	27,685	42.3	(32.4)
Labor	544	1.2	705	1.1	(22.9)
Outsourced Production Costs	16,993	38.3	24,279	37.2	(30.0)
Other and Overhead	238	0.5	113	0.2	110.6
Total Cost of Sales for Wholesale	36,479	82.2	52,782	80.8	(30.9)
Gross Profit for Wholesale	7,858	17.8	12,571	19.2	(37.5)
Net Sales for Retail	64,104	100.0	99,919	100.0	(35.8)
Production Costs	29,712	46.3	34,286	34.3	(13.3)
Rent	11,767	18.4	19,860	19.9	(40.7)
Total Cost of Sales for Retail	41,479	64.7	54,146	54.2	(23.4)
Gross Profit for Retail	22,625	35.3	45,773	45.8	(50.6)
Total Cost of Sales	77,958	71.9	106,928	64.7	(27.1)
Gross Profit	$30,483	28.1%	$58,344	35.3%	(47.8)%

Raw material costs for our wholesale business were 42.2% of our total wholesale business sales in the six months ended June 30, 2020, compared with 42.3% in the six months ended June 30, 2019. The decrease was mainly due to lower cost of raw materials.

Labor costs for our wholesale business were 1.2% of our total wholesale business sales in the six months ended June 30, 2020, compared with 1.1% in the six months ended June 30, 2019. The marginal increase was mainly due to a higher average employee salaries in 2020.

Outsourced production costs for our wholesale business were 38.3% of our total sales in the six months ended June 30, 2020, compared with 37.2% in the six months ended June 30, 2019. This increase was primarily attributable to higher average employee salaries at our outsourced manufacturing factories.

Overhead and other expenses for our wholesale business accounted for 0.5% and 0.2% of our total sales for the six months ended June 30, 2020 and 2019, respectively.

Gross profit for our wholesale business for the six months ended June 30, 2020 was $7.9 million, a 37.5% decrease compared with the six months ended June 30, 2019. As a percentage of total wholesale business sales, gross profit was 17.8% of our total wholesale business sales for the six months ended June 30, 2020, compared with 19.2% for the six months ended June 30, 2019. The decrease was mainly due to higher average employee salaries.

Production costs for our retail business for the six months ended June 30, 2020 were $29.7 million compared with $34.3 million for the six months ended June 30, 2019. As a percentage of our total retail sales, production costs were 46.3% of our total retail sales for the six months ended June 30, 2020, compared with 34.3% for the six months ended June 30, 2019. The decrease in amounts was due to decrease in overall purchase costs.

Rent costs for our retail business for the six months ended June 30, 2020 were $11.8 million compared with $19.9 million for the six months ended June 30, 2019. As a percentage of total retail sales, rent costs were 18.4% of our total retail sales for the six months ended June 30, 2020 compared with 19.9% for the six months ended June 30, 2019. The decrease in percentage was primarily attributable to decline in number of stores.

Gross profit for our retail business for the six months ended June 30, 2020 was $22.6 million compared with $45.8 million for the six months ended June 30, 2019. Gross margin for our retail business for the six months ended June 30, 2020 was 35.3% compared with 45.8% for the six months ended June 30, 2019.

Total cost of sales for the six months ended June 30, 2020 was $78.0 million, a 27.1% decrease compared with the six months ended June 30, 2019. As a percentage of total sales, total costs were 71.9% of total sales for the six months ended June 30, 2020, compared with 64.7% for the six months ended June 30, 2019. Total gross margin for the six months ended June 30, 2020 was 28.1% compared with 35.3% for the six months ended June 30, 2019.

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

	Six months ended June 30,				Increase (Decrease) in 2020
	2020		2019		Compared
	(In thousands of U.S. dollars, except for percentages)				to 2019
Gross Profit	$30,483	28.1%	$58,344	35.3%	(47.8)%
Operating Expenses:
Selling Expenses	26,105	24.1	40,706	24.6	(35.9)
General and Administrative Expenses	11,755	10.8	14,867	9.0	(20.9)
Total	37,860	34.9	55,573	33.6	(31.9)
(Loss)Income from Operations	$(7,377)	(6.8)%	$2,771	1.7%	(366.2)%

Selling expenses for the six months ended June 30, 2020 were $26.1 million, a 35.9% decrease compared with the six months ended June 30, 2019. The decrease was attributable to the marketing expenses associated with the promotion of the retail brand.

General and administrative expenses for the six months ended June 30, 2020 were $11.8 million a 20.9% decrease compared with the six months ended June 30, 2019. As a percentage of total sales, general and administrative expenses accounted for 10.8% of total sales for the six months ended June 30, 2020, compared with 9.0% of total sales for the six months ended June 30, 2019. The decrease in amounts was attributable to the decline in number of stores.

(Loss)Income from Operations

Loss from operations for the six months ended June 30, 2020 was $7.4 million, a 366.2% decrease from $2.8 million of income for the six months ended June 30, 2019. This decrease was due to decreased sales.

Interest Expense

Interest expense was $0.9 million and $0.8 million for the six months ended June 30, 2020 and 2019, respectively. The increase was due to the increased bank loans.

Income Tax Expense

Income tax expense for the six months ended June 30, 2020 was $0.5 million, a 78.4% decrease compared to the same period of 2019. The decrease was primarily due to deferred tax asset valuation allowance which resulted in a slightly higher income tax expense.

Net (Loss) Income

Net loss for the six months ended June 30, 2020 was $6.5 million, a decrease of 593.0% compared with the net income from the same period in 2019. Basic and diluted (loss) earnings per share were ($0.44) and $0.09 for the six months ended June 30, 2020 and 2019, respectively.

Summary of Cash Flows

Summary cash flows information for the six months ended June 30, 2020 and 2019 is as follows:

	2020	2019
	(In thousands of U.S. dollars)
Net cash provided by (used in) operating activities	$17,041	$(9,785)
Net cash used in investing activities	$(1,843)	$(4,082)
Net cash provided by (used in) financing activities	$11,720	$(889)

Net cash provided by operating activities was $17.0 million for the six months ended June 30, 2020, compared with $9.8 million net cash used in operating activities during the six months ended June 30, 2019. The increase was primarily due to increase in collection of accounts receivable.

Net cash used in investing activities was $1.8 million for the six months ended June 30, 2020, compared with $4.1 million used during the six months ended June 30, 2019. This decrease was mainly due to purchase of less property and equipment and decrease in remodeling expenditure in 2020.

Net cash provided by financing activities was $11.7 million for the six months ended June 30, 2020, compared with $0.9 million net cash used during the six months ended June 30, 2019. During the six months ended June 30, 2020, we repaid $21.2 million of bank loans and received additional bank loan proceeds of $32.0 million. Under the counter-guarantee agreement, we received $4.0 million from and paid $3.1 million to the related party during the six months ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2020, we had cash and cash equivalents of $59.2 million, other current assets of $127.3 million and current liabilities of $132.1 million. We presently finance our operations primarily from cash flows from operations and borrowings from banks, and we anticipate that these will continue to be our primary source of funds to finance our short-term cash needs.

Bank Loans

In December 2019, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $5.7 million (RMB40.0 million). These loans are collateralized by the Company’s property and equipment. As of June 30, 2020, Goldenway had borrowed $5.7 million (RMB40.0 million) from Industrial and Commercial Bank of China with an annual interest rate 4.57% and due on August 2020.

In November 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $14.1 million (RMB100.0 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of June 30, 2020, Ever-Glory Apparel had borrowed $14.1 million (RMB 100.0 million) under this line of credit with annual interest rates ranging from 3.92% to 4.35% and due on from September 2020 to May 2021.

In September 2019, Ever-Glory Apparel entered into a line of credit agreement for approximately $5.7 million (RMB40.0 million) with the Shanghai Pudong Development Bank and guaranteed by Goldenway. As of June 30, 2020, approximately $5.7 million was unused and available under this line of credit. In March 2020, Ever-Glory Apparel entered into a certificate of three-year time deposit of $15.5 million (RMB110.0 million) with the Shanghai Pudong Development Bank with annual interest rates ranging from 3.85% to 3.99%. In April 2020, Ever-Glory Apparel pledged the certificate of three-year time deposit to the Shanghai Pudong Development Bank and Ever-Glory Apparel had borrowed $15.5 million (RMB 110.0 million) under this line of certificate with an annual interest rate of 2.02% and due on July 2020. On July 2020, Ever-Glory Apparel repaid the loan and borrowed $11.3 million (RMB 80.0 million) under this line of certificate with an annual interest rate of 2.50% and due on July 2021.

In October 2019, LA GO GO entered into a line of credit agreement for approximately $2.8 million (RMB20.0 million) with China Minsheng Bank and guaranteed by Ever-Glory Apparel and Mr. Kang. As of June 30, 2020, LA GO GO had borrowed $2.8 million (RMB20.0 million) from China Minsheng Bank with an annual interest rate of 5.0% and due in November 2020.

In April 2020, Ever-Glory Apparel entered into a line of credit agreement for approximately $4.2 million (RMB30.0 million) with Bank of China and guaranteed by Jiangsu Ever-Glory. These loans are also collateralized by assets of Jiangsu Ever-Glory’s equity investee, Chuzhou Huarui, under a collateral agreement executed by Ever-Glory Apparel, Chuzhou Huarui and Bank of China. As of June 30, 2020, Ever-Glory Apparel had borrowed $2.1 million (RMB 15.0 million) under this line of credit with an annual interest rate of 4.57% and due on September 2020. As of June 30, 2020, approximately $2.1 million was unused and available under this line of credit.

In August 2018, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.1 million (RMB50.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of June 30, 2020, approximately $7.1 million was unused and available under this line of credit.

In August 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $8.5 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of June 30, 2020, approximately $8.5 million was unused and available under this line of credit.

In June 2019, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $2.8 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of June 30, 2020, approximately $2.8 million was unused and available under this line of credit.

In September 2019, LA GO GO entered into a line of credit agreement for approximately $2.8 million (RMB20.0 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Jiangsu LAGOGO. As of June 30, 2020, approximately $2.8 million was unused and available under this line of credit.

In August 2019, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $2.5 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of June 30, 2020, approximately $2.5 million was unused and available under this line of credit.

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

As of June 30, 2020, we had access to approximately $56.2 million in lines of credit, of which approximately $31.5 million was unused and available. These credit facilities do not include any covenants. We have agreed to provide Jiangsu Ever-Glory a counter-guarantee of not less than 70% of the maximum aggregate lines of credit and borrowings guaranteed by Jiangsu Ever-Glory and collateralized by the assets of Jiangsu Ever-Glory and its equity investee, Nanjing Knitting, under agreements executed between the Company, Jiangsu Ever-Glory, Nanjing Knitting, and the banks. The maximum aggregate lines of credit and available borrowings was approximately $37.3 million (RMB 260.0 million) and approximately $3.7 million (RMB 26.4 million) was provided to Jiangsu Ever-Glory as the counter guarantee as of June 30, 2020.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004, the exchange rate of RMB to the dollar remained constant at RMB 8.26 to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from RMB 8.26 to 8.09 to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of June 30, 2020, the market foreign exchange rate had increased to RMB 7.08 to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future and will pass some of the increased cost to our customers.

In addition, the financial statements of subsidiaries located in China (whose functional currency is RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain (loss) for the three and six months ended June 30, 2020 and 2019 was ($0.26) million, ($1.70) million, ($2.49) million and $1.49 million, respectively.

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

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended June 30, 2020. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were operating effectively.

Changes in Internal Control Over Financial Reporting

Other than described above, during the second quarter of 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may become involved in claims, suits, investigations and proceedings arising in the ordinary course of business.

In March 2019, Shanghai La Go Go Fashion Company Limited (“LA GO GO”) filed a complaint against Shanghai Chijing Investment Management Co., Ltd. (“Shanghai Chijing”) for unpaid rent of RMB0.27 million ($0.04 million) per month in the Shanghai People’s Court for Jiading District (the “District Court”). The rent arrears began accumulating from April 2018 to the actual payment date. In July 2019, Shanghai Chijing filed counterclaims against LA GO GO to claim RMB10.19 million ($1.45 million) in damages, alleging that LA GO GO had not fulfilled its corresponding obligations as a landlord. As a result, the District Court froze the bank accounts of both Shanghai Chijing and LA GO GO. As of December 31, 2019, a total balance of RMB15.38 million ($2.2 million) was frozen in the bank accounts of LA GO GO. As of December 31, 2019, the Company had booked this restricted cash in other receivables. On March 10, 2020, the District Court entered a judgment in favor of LA GO GO and dismissed most of Shanghai Chijing’s counterclaims. The District Court ordered Shanghai Chijing to pay to LA GO GO an aggregate sum of RMB4.77 million ($0.68 million), which is the accumulated unpaid rent from April 2018 to January 2020. The District Court also ordered LA GO GO to pay Shanghai Chijing RMB1.49 ($0.21 million) for the expenses incurred from remodeling. Both parties were required to pay the monetary damages within ten days after the District Court’s decision. LA GO GO appealed to the Shanghai Second Appellate Court (the “Appellate Court”) to claim more damages, while Shanghai Chijing appealed to reverse the judgment. LA GO GO later requested to withdraw its appeal, which was granted by the Appellate Court. In June 2020, the Appellate Court entered a final decision to dismiss the appeal of Shanghai Chijing and sustained the District Court’s judgment. LA GO GO has not received RMB4.77 million ($0.68 million) in monetary damages from Shanghai Chijing as of June 30, 2020, and has applied for compulsory enforcement with the District Court. The total balance of RMB15.38 million ($2.2 million) in LA GO GO’s bank accounts were unfrozen after the final decision in July.

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

ITEM 5. OTHER INFORMATION

Securities Authorized for Issuance under Equity Incentive Plans

The following table presents information regarding equity instruments outstanding under our 2014 Equity Incentive Plan as of June 30, 2020:

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

August 13, 2020	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jiansong Wang
Jiansong Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

