Form 10-Q
period 2020-09-30
Ever-Glory International Group, Inc.
filed 2020-11-13
CIK 943184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Securities registered under Section 12(g) of the Act:  None.

As of October 13, 2020, 14,809,160 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

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

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019 (UNAUDITED)

	2020	2019
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$69,950	$48,551
Restricted cash	20,552	2,204
Trading securities	817	-
Accounts receivable, net	62,866	78,053
Inventories	46,443	67,355
Advances on inventory purchases	7,393	9,681
Value added tax receivable	2,106	2,495
Other receivables and prepaid expenses	5,229	5,293
Amounts due from related parties	1,086	123
Total Current Assets	216,442	213,755

NONCURRENT ASSETS
Equity security investment	2,936	-
Intangible assets, net	4,628	4,729
Property and equipment, net	28,203	28,812
Operating lease right-of-use assets	37,705	53,379
Deferred tax assets	1,099	996
Total Non-Current Assets	74,571	87,916
TOTAL ASSETS	$291,013	$301,671

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank loans	$48,444	$29,931
Accounts payable	65,155	72,418
Accounts payable and other payables – related parties	3,878	4,811
Other payables and accrued liabilities	14,159	19,137
Value added and other taxes payable	1,134	1,657
Income tax payable	1,104	1,142
Current operating lease liabilities	29,296	44,888
Total Current Liabilities	163,170	173,984

NONCURRENT LIABILITIES
Non-current operating lease liabilities	8,491	8,537
TOTAL LIABILITIES	171,661	182,521

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY
Stockholders’ equity:
Preferred stock ($0.001 par value, authorized 5,000,000 shares, no shares issued and outstanding)	-	-
Common stock ($0.001 par value, authorized 50,000,000 shares, 14,809,160 and 14,801,770 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively)	15	15
Additional paid-in capital	3,650	3,640
Retained earnings	102,049	106,328
Statutory reserve	19,939	19,939
Accumulated other comprehensive (loss)	(1,308)	(4,330)
Amounts due from related party	(3,430)	(4,932)
Total equity attributable to stockholders of the Company	120,915	120,660
Noncontrolling interest	(1,563)	(1,510)
Total Equity	119,352	119,150
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$291,013	$301,671

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES CONDENSED

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
NET SALES	$79,908	$113,326	$188,350	$278,598
COST OF SALES	56,235	88,967	134,193	195,895

GROSS PROFIT	23,673	24,359	54,157	82,703

OPERATING EXPENSES
Selling expenses	12,996	17,944	39,101	58,651
General and administrative expenses	7,818	7,584	19,574	22,450
Total Operating Expenses	20,814	25,528	58,675	81,101

INCOME (LOSS) FROM OPERATIONS	2,859	(1,169)	(4,518)	1,602

OTHER INCOME (EXPENSES)
Interest income	313	215	930	699
Interest expense	(700)	(265)	(1,607)	(1,036)
Other income, net	574	502	2,236	1,616
Total Other Income, Net	187	452	1,559	1,279

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	3,046	(717)	(2,959)	2,881
Income tax expense	(822)	(387)	(1,315)	(2,667)

NET INCOME (LOSS)	2,224	(1,104)	(4,274)	214

Net loss (income) attributable to the non-controlling interest	(8)	28	(4)	46
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	2,216	(1,076)	(4,278)	260

NET INCOME (LOSS)	$2,224	$(1,104)	$(4,274)	$214

Foreign currency translation gain (loss)	4,664	(3,729)	2,964	(2,244)
COMPREHENSIVE INCOME (LOSS)	6,888	(4,833)	(1,310)	(2,030)

Comprehensive loss (income) attributable to the non-controlling interest	51	15	53	67
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$6,939	$(4,818)	$(1,257)	$(1,963)

EARNINGS PER SHARE ATTRIBUTABLE TO THE COMPANY’S STOCKHOLDERS
Basic and diluted	$0.15	$(0.07)	$(0.29)	$0.02
Weighted average number of shares outstanding Basic and diluted	14,808,737	14,801,770	14,805,987	14,801,770

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

			Additional	Retained Earnings		Accumulated other	Amounts due from	Total equity attributable to stockholders	Non-
	Common Stock		paid-in		Statutory	Comprehensive	related	of the	controlling	Total
	Shares	Amount	capital	Unrestricted	reserve	loss	party	Company	Interest	equity
Balance at January 1, 2020	14,801,770	$15	$3,640	$106,328	$19,939	$(4,330)	$(4,932)	$120,660	(1,510)	$119,150
Stock issued for compensation	3,062	-	5	-	-	-	-	5		5
Net loss	-	-	-	(2,701)	-	-	-	(2,701)	3	(2,698)
Net cash received from related party under counter guarantee agreement	-	-	-	-	-	-	785	785	-	785
Foreign currency translation gain (loss)						(1,440)	-	(1,440)	3	(1,437)
Balance at March 31, 2020	14,804,832	15	3,645	103,627	19,939	(5,770)	(4,147)	117,309	(1,504)	115,805
Net loss				(3,794)				(3,794)	(6)	(3,800)
Net cash received from related party under counter guarantee agreement							151	151		151
Foreign currency translation loss						(261)		(261)	(2)	(263)
Balance at June 30, 2020	14,804,832	$15	$3,645	$99,833	$19,939	$(6,031)	$(3,996)	$113,405	(1,512)	$111,893
Stock issued for compensation	4,328	-	5	-	-	-	-	5		5
Net income				2,216				2,216	8	2,224
Net cash received from related party under counter guarantee agreement							566	566	-	566
Foreign currency translation gain						4,723		4,723	(59)	4,664
Balance at September 30, 2020	14,809,160	$15	$3,650	$102,049	$19,939	$(1,308)	$(3,430)	$120,915	(1,563)	$119,352

			Additional	Retained Earnings		Accumulated other	Amounts due from	Total equity attributable to stockholders	Non-
	Common Stock		paid-in		Statutory	Comprehensive	related	of the	controlling	Total
	Shares	Amount	capital	Unrestricted	reserve	income	party	Company	Interest	equity
Balance at January 1, 2019	14,798,198	$15	$3,627	$105,914	$19,083	$(3,578)	$(10,354)	$114,707	(1,551)	$113,156
Stock issued for compensation	1,942	0.004	8	-	-	-	-	8		8
Net income (loss)	-	-	-	(521)	-	-	-	(521)	66	(455)
Net cash received from related party under counter guarantee agreement	-	-	-	-	-	-	1,101	1,101	-	1,101
Foreign currency translation gain						3,972	-	3,972	34	4,006
Balance at March 31, 2019	14,800,140	15	3,635	105,393	19,083	394	(9,253)	119,267	(1,451)	117,816
Net income (loss)				1,856				1,856	(83)	1,773
Net cash received from related party under counter guarantee agreement							1,390	1,390		1,390
Foreign currency translation loss						(2,487)		(2,487)	34	(2,453)
Balance at June 30, 2019	14,800,140	$15	$3,635	$107,249	$19,083	$(2,093)	$(7,863)	$120,026	(1,500)	$118,526
Stock issued for compensation	1,630	0.002	5					5		5

Net income (loss)				(1,076)				(1,076)	(28)	(1,104)
Net cash advanced to related party under counter guarantee agreement							1,215	1,215		1,215
Foreign currency translation loss						(3,729)		(3,729)	43	(3,686)
Balance at September 30, 2019	14,801,770	$15	$3,640	$106,173	$19,083	$(5,822)	$(6,648)	$116,441	(1,485)	$114,956

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(4,274)	$214
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	4,114	6,824
Loss from sale of property and equipment	283	16
Provision of bad debt allowance	683	820
Provision for obsolete inventories	5,786	3,846
Investment loss from the trading securities	13	-
Deferred income tax	(165)	(2,388)
Stock-based compensation	10	12
Changes in operating assets and liabilities
Accounts receivable	15,571	312
Inventories	16,135	(4,979)
Value added tax receivable	(577)	(281)
Other receivables and prepaid expenses	50	3,738
Advances on inventory purchases	2,461	(3,214)
Amounts due from related parties	(848)	16
Accounts payable	(7,842)	6,253
Accounts payable and other payables- related parties	(1,112)	(692)
Other payables and accrued liabilities	(6,093)	(10,594)
Value added and other taxes payable	467	(4,120)
Income tax payable	(64)	746
Net cash provided by (used in) operating activities	24,598	(3,471)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,769)	(6,555)
Purchases of trading securities	(825)	-
Investment in a partnership	(2,936)	-
Net cash used in investing activities	(6,530)	(6,555)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	66,599	42,570
Repayment of bank loans	(49,278)	(35,620)
Net collection (advance) of amounts due from related party (equity)	1,618	3,937
Net cash provided by financing activities	18,939	10,887

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,740	(650)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	39,747	211

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	50,755	47,012

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$90,502	$47,223

Reconciliation of cash, cash equivalents and restricted cash reported within their consolidated balance sheets:

Cash and Cash Equivalents	69,950	45,837
Restricted cash	20,552	1,386
	$90,502	$47,223

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$1,607	$1,036
Income taxes	$1,455	$4,196

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of September 30, 2020 the condensed consolidated statements of income (loss) and comprehensive income (loss), condensed consolidated statements of equity, and cash flows for the three and nine months ended September 30, 2020 and 2019. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 8-03 of Regulation S-X of the Securities and the SEC. Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements.

Wholesale revenues are generally higher in the third and fourth fiscal quarters, while retail revenues are generally higher in the first and fourth fiscal quarters. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC (“2019 Form 10-K.”)

Equity security investment

The Company accounts for equity security investments through which management exercises significant influence but does not have control over the investee under the equity method. Under the equity method, the investment is initially recorded at cost and adjusted for the Company’s share of undistributed earnings or losses of the investee every year.

The Company utilizes the measurement alternative for equity security investments that do not have readily determinable fair values and measures these investments at cost less impairment plus or minus observable price changes in orderly transactions for an identical or similar investment of the same issuer.

The Company classifies its equity security investment without readily determinable fair value as non-current assets on the consolidated balance sheets.

Use of Estimates

In preparing our condensed consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates include the assumptions used to value tax liabilities, derivative financial instruments, equity security investments, the estimates of the allowance for deferred tax assets, and the accounts receivable allowance, and impairment of long-lived assets and inventory write off.

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

NOTE 3 INVESTMENTS

Trading securities

Investments in equity securities of certain US public companies are accounted for as trading securities and measured subsequently at fair value in the condensed consolidated balance sheets. Net gains and losses recognized during the periods are summarized as follows (In thousands of U.S. Dollars).

Net gains and (losses) recognized during the period on equity securities	$(14)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	(1)
Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting date	$(13)

Equity security investment without readily determinable fair value

In August 2020, Ever-Glory Apparel invested $3.0 million (RMB 20.0 million) for 2.38% ownership in a partnership (“Partnership”), which is planning to invest in a Chinese public listed company. As a limited partner, the Company does not have ability to exercise significant influence due to lack of kick-out rights through voting interests. In the meantime, the Company entered an agreement with the general partner of the Partnership (GP) and an individual that the Company has the privilege to sell the ownership interests in the Partnership to GP or the individual for the consideration of the average net asset value ten days prior to the closing date, if the Company is not able to withdraw any part of the original investment from the Partnership in the twelve months period beginning the third year of the initial investment (“optional withdrawal period”). If the Company opts to withdraw entire investment during the optional withdrawal period, the GP will compensate up to 8% of annual return on investment. If the return on investment is in excess of 8% for any portion of the investment withdrawn during the optional withdrawal period, then 20% of the return in excess of 8% will be shared with the individual. The Company may also continue to invest in the Partnership beyond the optional withdrawal period, but none of above agreement with the GP and the individual is in place.

The Company reported this investment at cost since there is no readily determinable fair value at September 30, 2020. At each reporting period, the Company made a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. There is no significant adverse change in the regulatory, economic, or technological environment of the investee. So the investment was not impaired at September 30, 2020.

NOTE 4 INVENTORIES

Inventories at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
	(In thousands of U.S. Dollars)
Raw materials	$1,051	$1,468
Work-in-progress	7,349	8,025
Finished goods	38,043	57,862
Total inventories	$46,443	$67,355

NOTE 5 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short term bank loans consisted of the following as of September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
Bank	(In thousands of U.S. Dollars)
Industrial and Commercial Bank of China	$20,552	$18,629
Shanghai Pudong Development Bank	22,754	-
China Minsheng Bank	2,936	2,866
Nanjing Bank	2,202	6,449
Bank of Communications	-	1,426
HSBC	-	561
	$48,444	$29,931

In August 2018, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.3 million (RMB50.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of September 30, 2020, approximately $7.3 million was unused and available under this line of credit.

In November 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $14.7 million (RMB100.0 million) with Industrial and Commercial Bank of China, which is collateralized by assets of Nanjing Knitting, an equity investee of Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of September 30, 2020, Ever-Glory Apparel had borrowed $14.7 million (RMB 100.0 million) under this line of credit with annual interest rates ranging from 3.92% to 4.35% and due on from October 2020 to May 2021.

In June 2019, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $2.9 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of September 30, 2020, LA GO GO had borrowed $2.2 million (RMB 15.0 million) under this line of credit with annual interest 4.55% and due on September 2021. As of September 30, 2020, approximately $0.7 million was unused and available under this line of credit.

In August 2019, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $2.5 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of September 30, 2020, approximately $2.5 million was unused and available under this line of credit.

In September 2019, Ever-Glory Apparel entered into a line of credit agreement for approximately $8.8 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of September 30, 2020, approximately $8.8 million was unused and available under this line of credit.

In September 2019, LA GO GO entered into a line of credit agreement for approximately $2.9 million (RMB20.0 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Jiangsu LAGOGO. As of September 30, 2020, approximately $2.9 million was unused and available under this line of credit.

In September 2019, Ever-Glory Apparel entered into a line of credit agreement for approximately $5.9 million (RMB40.0 million) with the Shanghai Pudong Development Bank and guaranteed by Goldenway. As of September 30, 2020, Ever-Glory Apparel had borrowed $2.2 million (RMB 15.0 million) under this line of credit with annual interest 3.01% and due on September 2021. As of September 30, 2020, approximately $3.7 million was unused and available under this line of credit. In March 2020, Ever-Glory Apparel entered into a certificate of three-year time deposit of $20.6 million (RMB140.0 million) with the Shanghai Pudong Development Bank with annual interest rates ranging from 3.85% to 3.99%. From July to September 2020, Ever-Glory Apparel pledged the certificate of three-year time deposit to the Shanghai Pudong Development Bank and Ever-Glory Apparel had borrowed $20.6 million (RMB 140.0 million) under this line of certificate with an annual interest rate of 2.62% and due on from July to September 2021.

In October 2019, LA GO GO entered into a line of credit agreement for approximately $2.9 million (RMB20.0 million) with China Minsheng Bank and guaranteed by Ever-Glory Apparel and Mr. Kang. As of September 30, 2020, LA GO GO had borrowed $2.9 million (RMB20.0 million) from China Minsheng Bank with an annual interest rate of 5.0% and due in November 2020.

In December 2019, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $5.9 million (RMB40.0 million). These loans are collateralized by the Company’s property and equipment. As of September 30, 2020, Goldenway had borrowed $5.9 million (RMB40.0 million) from Industrial and Commercial Bank of China with an annual interest rate 4.57% and due on August 2021.

In April 2020, Ever-Glory Apparel entered into a line of credit agreement for approximately $4.4 million (RMB30.0 million) with Bank of China and guaranteed by Jiangsu Ever-Glory. These loans are also collateralized by assets of Jiangsu Ever-Glory’s equity investee, Chuzhou Huarui, under a collateral agreement executed by Ever-Glory Apparel, Chuzhou Huarui and Bank of China. As of September 30, 2020, approximately $4.4 million was unused and available under this line of credit.

All bank loans are used to fund our daily operations. All loans have been repaid before or at maturity date.

Total interest expense on bank loans amounted to $1.6 million and $1.0 million for the nine months ended September 30, 2020 and 2019, respectively, and $0.7 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively.

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

After the tax liability adjustment resulted from the reevaluation of the Company’s tax position (resulting in the company allocating substantially all of the earnings of the Samoan subsidiary to the PRC and reporting such earnings as taxable in the PRC), pre-tax income (loss) for the three and nine months ended September 30, 2020 and 2019 was taxable in the following jurisdictions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands of U.S. Dollars)
PRC	$3,057	$(714)	$(2,943)	$2,891
Others	(11)	(3)	(16)	(10)
	$3,046	$(717)	$(2,959)	$2,881

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three and nine months ended September 30, 2020 and 2019:

	Three months ended		Nine months ended
	June 30,		September 30,
	2020	2019	2020	2019
PRC statutory rate	25.0%	25.0%	25.0%	25.0%
Temporary difference between US GAAP and PRC tax accounting	2.0	(78.9)	(69.5)	67.5
Effective income tax rate	27.0%	(53.9)%	(44.5)%	92.5%

Income tax expense for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Current	$1,115	$387	$1,418	$2,377
Deferred	(293)	-	(103)	290
Income tax expense	$822	$387	$1,315	$2,667

The Company’s deferred tax liabilities arise from differences between US GAAP and PRC tax accounting for certain revenue and expense items, including timing of deduction of losses from allowances.

The Company has not recorded U.S. deferred income taxes on approximately $102.0 million of its non-U.S. subsidiaries’ undistributed earnings because such amounts are intended to be reinvested outside the United States indefinitely. On December 22, 2017 the U.S. enacted the “Tax Cuts and Jobs Act” (“U.S. Tax Reform”) which made significant changes to corporate income tax law. One significant change was to decrease the general corporate income tax rate from 34% to 21%. This reduction had no effect on the Company’s income tax expense as the reduction in deferred tax assets was offset by an equivalent reduction in the valuation allowance. Another significant change resulting from U.S. Tax Reform is that any future remittances to the parent company from business income earned by its subsidiaries outside of the U.S. will no longer to taxable to the Company under U.S. tax law. The Company would be liable for payment of income tax, or reduction of the net operating loss carryover, at a reduced rate for any accumulated earnings and profits of its non-U.S. subsidiaries at December 31, 2017. U.S. Tax Reform includes provisions for Global Intangible Low-Taxed Income (“GILTI”) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (“BEAT”) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. Consistent with accounting guidance, we treat BEAT as a period tax charge in the period the tax is incurred and have made an accounting policy election to treat GILTI taxes in a similar manner. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, no deferred tax expense (income) relating to the Tax Act changed for the three and nine months ended September 30, 2020.

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

On January 15, 2020, the Company issued 3,062 shares of Company’s common stock to two of the Company’s independent directors as compensation for their services rendered during the third and fourth quarter of 2019. The shares issued in 2020 were valued at $1.65 per share, which was the average market price of the common stock for the five days before the grant date.

On July 10, 2020, the Company issued 4,328 shares of Company’s common stock to two of the Company’s independent directors as compensation for their services rendered during the first and second quarter of 2020. The shares issued in 2020 were valued at $1.15 per share, which was the average market price of the common stock for the five days before the grant date.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands of U.S. Dollars)
The Company received from the customers	3	11	12	57
The Company paid to Wubijia	(3)	(11)	(12)	(50)
The net income recorded as other income	$-	$-	$-	$7

Other expenses due to Related Parties

Included in other expenses for the three and nine months ended September 30, 2020 and 2019 are rent costs due to entities controlled by Mr. Kang under operating lease agreements as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands of U.S. Dollars)
Chuzhou Huarui	51	52	153	140
Kunshan Enjin	22	22	65	66
Total	$73	$74	$218	$206

The Company leases Chuzhou Huarui and Kunshan Enjin’s warehouse spaces because the locations are convenient for transportation and distribution.

Purchases from and Sub-contracts with Related Parties

In addition, sub-contracts with related parties included in cost of sales for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands of U.S. Dollars)
Chuzhou Huarui	$421	$1,197	$1,411	$4,664
Fengyang Huarui	625	1,071	1,025	1,619
Nanjing Ever-Kyowa	166	342	608	1,097
Ever-Glory Vietnam	4,019	4,689	9,498	9,737
Nanjing Knitting	504	339	991	939
EsCeLav	9	28	33	129
Jiangsu Ever-Glory	144	345	771	815
	$5,888	$8,011	$14,337	$19,000

Accounts Payable – Related Parties

The accounts payable to related parties at September 30, 2020 and December 31, 2019 are as follows:

	2020	2019
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$1,566	2,260
Fengyang Huarui	336	414
Nanjing Ever-Kyowa	336	386
Chuzhou Huarui	1,134	1,064
Nanjing Knitting	398	186
Jiangsu Ever-Glory	109	501
Total	$3,878	$4,811

Amounts Due From Related Parties-current assets

The amounts due from related parties at September 30, 2020 and December 31, 2019 are as follows:

	2020	2019
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	1,086	123
Total	$1,086	$123

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. During three and nine months ended September 30, 2020 and 2019, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices.  The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at a cost of $0.7 million, $1.3 million, $0.8 million and $0.8 million during the three and nine months period ended September 30, 2020 and 2019, respectively. Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at a cost of $0 million, $0.8 million, $0 million and $0.1 million during the three and nine months ended September 30, 2020 and 2019, respectively.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of September 30, 2020 and December 31, 2019, Jiangsu Ever-Glory has provided guarantees for approximately $38.2 million (RMB 260 million) and $33.0 million (RMB 230 million) of lines of credit obtained by the Company, respectively. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $29.4 million (RMB 205.5 million) and $29.4 million (RMB 205.5 million) as of September 30, 2020 and December 31, 2019, respectively. Mr. Kang has also provided a personal guarantee for $17.2 million (RMB 120.3 million) and $14.5 million (RMB 100.0 million) as of September 30, 2020 and December 31, 2019, respectively.

At December 31, 2019, $4.7 million (RMB 32.8 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the nine months ended September 30, 2020, an additional $4.0 million (RMB 28.0 million) was provided to and $5.6 million (RMB 39.3 million) was received from Jiangsu Ever-Glory under the counter-guarantee. As of September 30, 2020, the amount of the counter-guarantee was $3.2 million (RMB 21.4 million) (the difference represents currency exchange adjustment of $0.1 million), which was 8.3% of the aggregate amount of lines of credit. Obtaining bank loan requires a higher guarantee deposit in this quarter. This amount plus accrued interest of $0.3 million have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. At September 30, 2020 and December 31, 2019, the amount classified as a reduction of equity was $3.4 million and $5.0 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. Since January 1, 2019, interest rate has changed to 0.3625% as the bank benchmark interest rate decreased. Interest income for the three and nine months ended September 30, 2020 and 2019 was approximately $0.03 million, $0.04 million, $0.05 million and $0.2 million, respectively.

NOTE 9 COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

The Company recognized operating lease liabilities and operating lease right-of-use (ROU) assets on its balance sheets. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company has leases with fixed payments for land-use-rights, warehouses and logistics centers, flagship stores, and leases with variable payments for stores within shopping malls (“shopping mall stores”) in the PRC, which are classified as operating leases. Options to extend or renew are recognized as part of the lease liabilities and recognized as right of use assets. There are no residual value guarantees and no restrictions or covenants imposed by the leases.

The weighted average remaining lease term excluding stores in the shopping malls is 31 years and the weighted average discount rate is 4.35%. The lease term for shopping mall stores is commonly one year with options to extend or renew, and the rent is predetermined with a percentage of sales. The Company estimates the next 12 months rent for the shopping mall stores by annualizing current period rent calculated with the percentage of sales. Thus, the ROU assets and lease liabilities may vary significantly at different period ends. For stores closed before the lease end, we would incur insignificant amounts in net of loss on impairment of ROU assets and gain on extinguishment of lease liabilities, which are recorded in the current period statement of income (loss) and comprehensive income (loss).

In the nine months ended September 30, 2020, the costs of the leases recognized in cost of revenues and general administrative expenses are $18.9 million and $0.6 million, respectively. Cash paid for the operating leases including in the operating cash flows was $19.5 million.

Future minimum lease payments for leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

Year ending December 31, (In thousands of U.S. Dollars)
2020	387
2021	387
2022	387
2023	401
2024	401
Thereafter	12,374
$14,337

Legal Proceedings

In March 2019, Shanghai La Go Go Fashion Company Limited (“LA GO GO”) filed a complaint against Shanghai Chijing Investment Management Co., Ltd. (“Shanghai Chijing”) for unpaid rent of RMB0.27 million ($0.04 million) per month in the Shanghai People’s Court for Jiading District (the “District Court”). The rent arrears began accumulating from April 2018 to the actual payment date. In July 2019, Shanghai Chijing filed counterclaims against LA GO GO to claim RMB10.19 million ($1.45 million) in damages, alleging that LA GO GO had not fulfilled its corresponding obligations as a landlord. As a result, the District Court froze the bank accounts of both Shanghai Chijing and LA GO GO. As of December 31, 2019, a total balance of RMB15.38 million ($2.2 million) was frozen in the bank accounts of LA GO GO. As of December 31, 2019, the Company had booked this restricted cash in other receivables. On March 10, 2020, the District Court entered a judgment in favor of LA GO GO and dismissed most of Shanghai Chijing’s counterclaims. The District Court ordered Shanghai Chijing to pay to LA GO GO an aggregate sum of RMB4.77 million ($0.68 million), which is the accumulated unpaid rent from April 2018 to January 2020. The District Court also ordered LA GO GO to pay Shanghai Chijing RMB1.49 ($0.21 million) for the expenses incurred from remodeling. Both parties were required to pay the monetary damages within ten days after the District Court’s decision. LA GO GO appealed to the Shanghai Second Appellate Court (the “Appellate Court”) to claim more damages, while Shanghai Chijing appealed to reverse the judgment. LA GO GO later requested to withdraw its appeal, which was granted by the Appellate Court. In June 2020, the Appellate Court entered a final decision to dismiss the appeal of Shanghai Chijing and sustained the District Court’s judgment. LA GO GO has not received RMB4.77 million ($0.68 million) in monetary damages from Shanghai Chijing as of September 30, 2020, and has applied for compulsory enforcement with the District Court. The total balance of RMB15.38 million ($2.2 million) in LA GO GO’s bank accounts were unfrozen after the final decision in July 2020.

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

Concentration risk

For the nine months ended September 30, 2020, the Company had two wholesale customers that represented approximately 12.2% and 10.3% of the Company’s wholesale revenues. For the three months ended September 30, 2020, the Company had two wholesale customers that represented approximately 18.0% and 11.5% of the Company’s revenues. For the nine months ended September 30, 2019, the Company had one wholesale customer that represented approximately 17% of the Company’s revenues. For the three months ended September 30, 2019, the Company had one wholesale customer that represented approximately 10% of the Company’s revenues.

For the wholesale business, the Company did not rely on any raw material supplier that represented more than 10% of the total raw material purchases during the three and nine months ended September 30, 2020 and 2019.

For the Company’s retail business, the Company had four suppliers that represented approximately 37%, 21%, 17% and 14% of raw materials purchases during the nine months ended September 30, 2020. For the retail business, the Company relied on four raw material suppliers that represented approximately 28%, 27%, 18% and 15% of raw material purchases during the nine months ended September 30, 2019.

For the wholesale business, the Company had two suppliers that represented approximately 11% and 10% of finished goods purchases during the nine months ended September 30, 2020. For the wholesale business, the Company did not rely on any finished goods supplier that represented more than 10% of the total finished goods purchases during the three and nine months ended September 30, 2019.

For the retail business, the Company did not rely on any supplier that represented more than 10% of the total finished goods purchases during the three and nine months ended September 30, 2020 and 2019.

The Company’s revenues for the three and nine months ended September 30, 2020 and 2019 were earned in the following geographic areas:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands of U.S. Dollars)
The People’s Republic of China	$7,171	$23,241	$14,935	$40,486
Hong Kong China	12,019	14,574	17,063	22,291
Germany	48	981	291	2,708
United Kingdom	7,116	10,555	8,425	13,393
Europe-Other	8,642	12,523	16,152	21,977
Japan	3,124	10,056	9,714	16,304
United States	6,945	9,807	22,823	29,931
Total wholesale business	45,065	81,737	89,403	147,090
Retail business	34,843	31,589	98,947	131,508
Total	$79,908	$113,326	$188,350	$278,598

NOTE 11 SEGMENTS

The Company reports financial and operating information in the following two segments:

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
Nine months ended September 30, 2020
Segment profit or loss:
Net revenue from external customers	$89,403	98,947	188,350
Income (loss) from operations	$3,467	(7,985)	(4,518)
Interest income	$865	65	930
Interest expense	$1,382	225	1,607
Depreciation and amortization	$841	3,273	4,114
Income tax expense	$965	350	1,315
Segment assets:
Additions to property, plant and equipment	2,494	275	2,769
Total assets	126,755	164,258	291,013

Nine months ended September 30, 2019
Segment profit or loss:
Net revenue from external customers	$147,090	131,508	278,598
Income from operations	$6,925	(5,323)	1,602
Interest income	$673	26	699
Interest expense	$775	261	1,036
Depreciation and amortization	$1,179	5,645	6,824
Income tax expense	$1,617	1,050	2,667
Segment assets:
Additions to property, plant and equipment	1,069	5,486	6,555
Total assets	114,789	170,456	285,245

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
Three months ended September 30, 2020
Segment profit or loss:
Net revenue from external customers	$45,065	34,843	79,908
Income from operations	$2,466	393	2,859
Interest income	$289	24	313
Interest expense	$662	38	700
Depreciation and amortization	$257	261	518
Income tax expense	$497	325	822

Three months ended September 30, 2019
Segment profit or loss:
Net revenue from external customers	$81,737	31,589	113,326
Income from operations	$4,551	(5,720)	(1,169)
Interest income	$206	9	215
Interest expense	$203	62	265
Depreciation and amortization	$706	1,628	2,334
Income tax expense	$143	244	388

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2020 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Retail Business

The business objectives for our retail segment are to establish leading brands of women’s apparel and to build a nationwide retail network in China. As of September 30, 2020, we had 923 stores (including store-in-stores), which includes 59 stores that were opened and 237 stores that were closed during nine months ended September 30, 2020. We expect to open an additional 20 to 50 stores and close 20 to 30 stores in 2020.

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

Partnership Investment

The Company had idle cash and cash equivalent in operation. In order to realize the capital preservation and appreciation, Ever-Glory Apparel invested in a Partnership in August, 2020. As a limited partner of the Partnership, Ever-Glory Apparel does not have the right to kick-out and appointment of general manager. Therefore, Ever-Glory does not have ability to exercise significant influence. In the meantime, the Company entered an agreement with the GP and an individual that the Company has the privilege to sell the ownership interests in the Partnership to GP or the individual for the consideration of the average net asset value ten days prior to the closing date, if the Company is not able to withdraw any part of the original investment from the Partnership during the optional withdrawal period. If the Company opts to withdraw entire investment during the optional withdrawal period, the GP will compensate up to 8% of annual return on investment. If the return on investment is in excess of 8% for any portion of the investment withdrawn during the optional withdrawal period, then 20% of the return in excess of 8% will be shared with the individual. The Company may also continue to invest in the Partnership beyond the optional withdrawal period, but none of above agreement with the GP and the individual is in place.

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

Our results of operations could be adversely affected by general conditions in the global economy, including conditions that are outside of our control, such as the impact of health and safety concerns from the outbreak of COVID-19. The outbreak in China resulted in the reduction of customer traffic and temporary closures of shopping malls as mandated by the provincial governments in various provinces of China from late January to March, which had adversely affected our retail business with a decline in sales since February 2020. Our wholesale business was also significantly affected as we were facing a sharp decline in our order quantities. Some of our wholesale clients had also cancelled or postponed existing orders.  Due to the Chinese factories’ shutdowns and traffic restrictions during the outbreak in China and potential shutdowns and traffic restrictions in the countries where our suppliers are located, our supply chain and business operations of our suppliers may be affected. Disruptions from the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, personnel absences, or restrictions on the shipment of our or our suppliers’ or customers’ products, could have adverse ripple effects on our manufacturing output and delivery schedule. We also face difficulties in collecting our accounts receivables due to the effects of COVID-19 on our customers and risk gaining a large amount of bad debt. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which we or our suppliers and customers operate.

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

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020 (“2019 Form 10-K.”)

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

As of September 30, 2020, and 2019, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions and trading securities that management considers to be of a high quality.

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

Results of Operations for the three months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019. The table and the discussion below should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended September 30,
	2020		2019
	(In thousands of U.S. dollars, except for percentages)
Sales	$79,908	100.0%	$113,326	100.0%
Gross Profit	$23,673	29.6%	$24,359	21.5%
Operating Expense	$20,814	26.0%	$25,528	22.5%
Income (Loss) From Operations	$2,859	3.6%	$(1,169)	(1.0)%
Other Income	$187	0.2%	$452	0.4%
Income tax expense	$822	1.0%	$387	0.3%
Net Income (Loss)	$2,224	2.8%	$(1,104)	(1.0)%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended September 30, 2020 and 2019.

	2020	% of total sales	2019	% of total sales	Growth (Decrease) in 2020 compared with 2019
Wholesale business	(In thousands of U.S. dollars)		(In thousands of U.S. dollars)
Mainland China	$7,171	9.0%	$23,241	20.4%	(69.1)%
Hong Kong China	12,019	15.0	14,574	12.8	(17.5)
Germany	48	0.1	981	0.9	(95.1)
United Kingdom	7,116	8.9	10,555	9.3	(32.6)
Europe-Other	8,642	10.8	12,523	11.1	(31.0)
Japan	3,124	3.9	10,056	8.9	(68.9)
United States	6,945	8.7	9,807	8.7	(29.2)
Total Wholesale business	45,065	56.4	81,737	72.1	(44.9)
Retail business	34,843	43.6	31,589	27.9	10.3
Total sales	$79,908	100.0%	$113,326	100.0%	(29.5)%

Sales for the three months ended September 30, 2020 were $79.9 million, a 29.5% decrease compared with the three months ended September 30, 2019. This decrease was primarily attributable to a 44.9% decrease in sales in our wholesale business, partially offset by an 10.3% increase in our retail business.

Sales generated from our wholesale business contributed 56.4% or $45.1 million of our total sales for the three months ended September 30, 2020, a 44.9% decrease compared with 72.1% or $81.7 million in the three months ended September 30, 2019. This decrease was primarily attributable to a decrease in sales in Mainland China, Hong Kong, Germany, Europe-Other, Japan, United States and United Kingdom.

Sales generated from our retail business contributed 43.6% or $34.8 million of our total sales for the three months ended September 30, 2020, an 10.3% increase compared with 27.9% or $31.6 million in the three months ended September 30, 2019. This increase was primarily due to an increase in the e-commercesales.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended September 30, 2020 and 2019.

					Growth
					(Decrease) in 2020
	Three months ended September 30,				Compared
	2020		2019		with 2019
	(In thousands of U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$45,065	100.0%	$81,737	100.0%	(44.9)%
Raw Materials	20,435	45.3	39,488	48.3	(48.3)
Labor	366	0.8	635	0.8	(42.3)
Outsourced Production Costs	14,915	33.1	31,176	38.1	(52.2)
Other and Overhead	157	0.3	181	0.2	(13.4)
Total Cost of Sales for Wholesale	35,873	79.6	71,480	87.4	(49.8)
Gross Profit for Wholesale	9,192	20.4	10,257	12.6	(10.4)
Net Sales for Retail	34,843	100.0	31,589	100.0	10.3
Production Costs	13,212	37.9	12,765	40.4	3.5
Rent	7,150	20.5	4,722	14.9	51.4
Total Cost of Sales for Retail	20,362	58.4	17,487	55.3	16.4
Gross Profit for Retail	14,481	41.6	14,102	44.7	2.7
Total Cost of Sales	56,235	70.4	88,967	78.5	(36.8)
Gross Profit	$23,673	29.6%	$24,359	21.5%	(2.8)%

Raw material costs for our wholesale business were 45.3% of our total wholesale business sales in the three months ended September 30, 2020, compared with 48.3% in the three months ended September 30, 2019. The decrease was mainly due to lower raw materials purchase prices.

Labor costs for our wholesale business were 0.8% of our total wholesale business sales in the three months ended September 30, 2020, compared with 0.8% in the three months ended September 30, 2019.

Outsourced production costs for our wholesale business for the three months ended September 30, 2020 decreased 52.2% to $14.9 million from $31.2 million for the three months ended September 30, 2019. Outsourced production costs accounted for 33.1% of our total wholesale business sales in the three months ended September 30, 2020, a 5.0% decrease from the three months ended September 30, 2019. This decrease in percentage was primarily attributable to increased outsourced orders to our related entities in Vietnam, which have lower labor costs compared to orders outsourced to Chinese factories.

Overhead and other expenses for our wholesale business accounted for 0.3% of our total wholesale business sales for the three months ended September 30, 2020, compared with 0.2% of total wholesale business sales for the three months ended September 30, 2019.

Wholesale business gross profit for the three months ended September 30, 2020 was $9.2 million compared with $10.3 million for the three months ended September 30, 2019. Gross profit accounted for 20.4% of our total wholesale sales for the three months ended September 30, 2020, compared with 12.6% for the three months ended September 30, 2019. The increase was mainly due to a decrease in raw material costs.

Production costs for our retail business were $13.2 million for the three months ended September 30, 2020 compared with $12.8 million during the three months ended September 30, 2019. Retail production costs accounted for 37.9% of our total retail sales in the three months ended September 30, 2020, compared with 40.4% for the three months ended September 30, 2019. The decrease in percentage was due to decrease in overall purchase costs.

Rent costs for our retail business for the three months ended September 30, 2020 were $7.2 million compared with $4.7 million for the three months ended September 30, 2019. Rent costs for our retail business accounted for 20.5% of our total retail sales for the three months ended September 30, 2020, compared with 14.9% for the three months ended September 30, 2019. The increase was primarily attributable to the increased of sales.

Gross profit in our retail business for the three months ended September 30, 2020 was $14.5 million and gross margin was 41.6%. Gross profit in our retail business for the three months ended September 30, 2019 was $14.1 million and gross margin was 44.7%.

Total cost of sales for the three months ended September 30, 2020 was $56.2 million, a 36.8% decrease from $89.0 million for the three months ended September 30, 2019. Total cost of sales as a percentage of total sales for the three months ended September 30, 2020 was 70.4%, compared with 78.5% for the three months ended September 30, 2019. Gross margin for the three months ended September 30, 2020 was 29.6% compared with 21.5% for the three months ended September 30, 2019.

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

	Three Months Ended September 30,				Increase (Decrease) in 2020 Compared
	2020		2019		to 2019
	(In thousands of U.S. dollars, except for percentages)
Gross Profit	$23,673	29.6%	$24,359	21.5%	(2.8)%
Operating Expenses:
Selling Expenses	12,996	16.3	17,944	15.8	(27.6)
General and Administrative Expenses	7,818	9.8	7,584	6.7	3.1
Total	20,814	26.0	25,528	22.5	(18.5)
Income (Loss) from Operations	$2,859	3.6%	$(1,169)	(1.0)%	344.5%

Selling expenses for the three months ended September 30, 2020 decreased 27.6% to $13.0 million from $17.9 million for the three months ended September 30, 2019. The decrease was attributable to the travelling expenses.

General and administrative expenses for the three months ended September 30, 2020 increased 3.1% to $7.8 million from $7.6 million for the three months ended September 30, 2019. The increase was attributable to the foreign currency transaction gain.

Income (Loss) from Operations

Income (loss) from operations for the three months ended September 30, 2020 increased 344.5% to $2.8 million from ($1.2) million for the three months ended September 30, 2019. Income from operations accounted for 3.6% and (1.0%) of our total sales during the three months ended September 30, 2020 and 2019.

Interest Expense

Interest expense for the three months ended September 30, 2020 was $0.7 million, an 164.2% increase compared with the same period in 2019. The increase was due to the increased bank loans.

Income Tax Expenses

Income tax expense was $0.8 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively.

Net Income (Loss)

Net income (loss) for the three months ended September 30, 2020 was $2.2 million, a 301.4% increase compared with the same period in 2019. Our basic and diluted earnings (loss) per share were $0.15 and ($0.07) for the three months ended September 30, 2020 and 2019, respectively.

Results of Operations for the nine months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Nine Months Ended September 30,
	2020		2019
	(In thousands of U.S. Dollars, except for percentages)
Sales	$188,350	100.0%	$278,598	100.0%
Gross Profit	54,157	28.8	82,703	29.7
Operating Expense	58,675	31.2	81,101	29.1
(Loss) Income From Operations	(4,518)	(2.4)	1,602	0.6
Other Income	1,559	0.8	1,279	0.5
Income tax expense	1,315	0.7	2,667	1.0
Net (Loss) Income	$(4,274)	(2.3)%	$214	0.1%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the nine months ended September 30, 2020 and 2019.

	2020	% of total sales	2019	% of total sales	Growth (Decrease) in 2019 compared with 2018
Wholesale business	(In thousands of U.S. dollars)		(In thousands of U.S. dollars)
Mainland China	$14,935	7.9%	$40,487	14.5%	(63.1)%
Hong Kong China	17,063	9.1	22,291	8.0	(23.5)
Germany	291	0.2	2,708	1.0	(89.3)
United Kingdom	8,425	4.5	13,393	4.8	(37.1)
Europe-Other	16,152	8.6	21,977	7.9	(26.5)
Japan	9,714	5.2	16,304	5.9	(40.4)
United States	22,823	12.1	29,930	10.7	(23.7)
Total Wholesale business	89,403	47.5	147,090	52.8	(39.2)
Retail business	98,947	52.5	131,508	47.2	(24.8)
Total sales	$188,350	100.0%	$278,598	100.0%	(32.4)%

Sales for the nine months ended September 30, 2020 were $188.4 million, a decrease of 32.4% from the nine months ended September 30, 2019. This decrease was primarily attributable to a 39.2% decrease in sales in our wholesale business and a 24.8% decrease in our retail business.

Sales generated from our wholesale business contributed 47.5% or $89.4 million of our total sales for the nine months ended September 30, 2020, a decrease of 39.2% compared with 52.8% or $147.1 million in the nine months ended September 30, 2019. This decrease was primarily attributable to decreased sales in Hong Kong China, Germany, Europe-Other, Mainland China, United Kingdom, Japan and the United States.

Sales generated from our retail business contributed 52.5% or $98.9 million of our total sales for the nine months ended September 30, 2020, a decrease of 24.8% compared with 47.2% or $131.5 million in the nine months ended September 30, 2019. This decrease was primarily due to a decrease in same store sales.

Total retail store square footage and sales per square foot for the nine months ended September 30, 2020 and 2019 are as follows:

	2020	2019
Total store square footage	983,291	1,219,459
Number of stores	923	1,157
Average store size, square feet	1,065	1,054
Total store sales (in thousands of U.S. dollars)	$98,947	$131,508
Sales per square foot	$101	$108

Same store sales and newly opened store sales for the nine months ended September 30, 2020 and 2019 are as follows:

	2020	2019
	(In thousands of U.S. dollars)
Sales from stores opened for a full year	$77,727	$111,739
Sales from newly opened store sales	$6,060	$6,027
Sales from e-commerce platform	$10,355	$9,000
Other*	$4,805	$4,742
Total	$98,947	$131,508

*	Primarily sales from stores that were closed in the current reporting period.

We remodeled or relocated 117 stores in 2019, and 38 stores during the nine months ended September 30, 2020. We plan to relocate or remodel approximately 50 stores in 2020. Remodels and relocations typically drive incremental same-store sales growth. A relocation typically results in an improved, more visible and accessible location, and usually includes increased square footage. We believe we will continue to have opportunities for additional remodels and relocations beyond 2020.  Same-store sales are calculated based upon stores that were open at least 12 full fiscal months in each reporting period and remain open at the end of each reporting period.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the nine months ended September 30, 2020 and 2019.

					Growth
					(Decrease) in 2020
	Nine months ended September 30,				Compared
	2020		2019		with 2019
	(In thousands of U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$89,403	100.0%	$147,090	100.0%	(39.2)%
Raw Materials	39,139	43.8	67,172	45.7	(41.7)
Labor	910	1.0	1,340	0.9	(32.1)
Outsourced Production Costs	31,909	35.7	55,455	37.7	(42.5)
Other and Overhead	395	0.4	295	0.2	33.9
Total Cost of Sales for Wholesale	72,353	80.9	124,262	84.5	(41.8)
Gross Profit for Wholesale	17,050	19.1	22,828	15.5	(25.3)
Net Sales for Retail	98,947	100.0	131,508	100.0	(24.8)
Production Costs	42,923	43.4	47,051	35.8	(8.8)
Rent	18,917	19.1	24,582	18.7	(23.0)
Total Cost of Sales for Retail	61,840	62.5	71,633	54.5	(13.7)
Gross Profit for Retail	37,107	37.5	59,875	45.5	(38.0)
Total Cost of Sales	134,193	71.2	195,895	70.3	(31.5)
Gross Profit	$54,157	28.8%	$82,703	29.7%	(34.5)%

Raw material costs for our wholesale business were 43.8% of our total wholesale business sales in the nine months ended September 30, 2020, compared with 45.7% in the nine months ended September 30, 2019. The decrease was mainly due to lower raw materials purchase prices.

Labor costs for our wholesale business were 1.0% of our total wholesale business sales in the nine months ended September 30, 2020, compared with 0.9% in the nine months ended September 30, 2019. The marginal increase was mainly due to lower number of outsourced orders in 2020.

Outsourced manufacturing costs for our wholesale business were 35.7% of our total wholesale sales in the nine months ended September 30, 2020, compared with 37.7% in the nine months ended September 30, 2019. This decrease in percentage was primarily attributable to lower outsourced labor.

Overhead and other expenses for our wholesale business accounted for 0.4% and 0.2% of our total wholesale sales for the nine months ended September 30, 2020 and 2019, respectively.

Gross profit for our wholesale business for the nine months ended September 30, 2020 was $17.1 million, a 25.3% decrease compared with the nine months ended September 30, 2019. As a percentage of total wholesale business sales, gross profit was 19.1% of our total wholesale business sales for the nine months ended September 30, 2020, compared with 15.5% for the nine months ended September 30, 2019. The decrease in gross profits was mainly due to lower revenues.

Production costs for our retail business for the nine months ended September 30, 2020 were $42.9 million compared with $47.1 million for the nine months ended September 30, 2019. As a percentage of our total retail sales, production costs were 43.4% of our total retail sales for the nine months ended September 30, 2020, compared with 35.8% for the nine months ended September 30, 2019. The increase in percentage was due to higher discounts on our past season products in the nine months ended September 30, 2020 compared with the same period of the prior year in percentage of sales.

Rent costs for our retail business for the nine months ended September 30, 2020 were $18.9 million compared with $24.6 million for the nine months ended September 30, 2019. As a percentage of total retail sales, rent costs were 19.1% of our total retail sales for the nine months ended September 30, 2020 compared with 18.7% for the nine months ended September 30, 2019. The decrease was primarily attributable to lower rent at certain locations.

Gross profit for our retail business for the nine months ended September 30, 2020 was $37.1 million compared with $59.9 million for the nine months ended September 30, 2019. Gross margin for our retail business for the nine months ended September 30, 2020 was 37.5% compared with 45.5% for the nine months ended September 30, 2019.

Total cost of sales for the nine months ended September 30, 2020 was $134.2 million, a 31.5% decrease compared with the nine months ended September 30, 2019. As a percentage of total sales, total costs were 71.2% of total sales for the nine months ended September 30, 2020, compared with 70.3% for the nine months ended September 30, 2019. Total gross margin for the nine months ended September 30, 2020 was 28.8% compared with 29.7% for the nine months ended September 30, 2019.

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

	Nine months ended September 30,				Increase (Decrease) in 2020 Compared
	2020		2019		to 2019
	(In thousands of U.S. dollars, except for percentages)
Gross Profit	$54,157	28.8%	$82,703	29.7%	(34.5)%
Operating Expenses:
Selling Expenses	39,101	20.8	58,651	21.1	(33.3)
General and Administrative Expenses	19,574	10.4	22,450	8.1	(12.8)
Total	58,675	31.2	81,101	29.2	(27.7)
(Loss) Income from Operations	$(4,518)	(2.4)%	$1,602	0.5%	(382.0)%

Selling expenses for the nine months ended September 30, 2020 were $39.1 million, a 33.3% decrease compared with the nine months ended September 30, 2019. The decrease was attributable to lower retail sales.

General and administrative expenses for the nine months ended September 30, 2020 were $19.6 million a 12.8% decrease compared with the nine months ended September 30, 2019. As a percentage of total sales, general and administrative expenses accounted for 10.4% of total sales for the nine months ended September 30, 2020, compared with 8.1% of total sales for the nine months ended September 30, 2019. The amount decrease was mainly attributable to the decline in number of stores.

(Loss) Income from Operations

(Loss) Income from operations for the nine months ended September 30, 2020 was ($4.5) million, a 382.0% decrease from $1.6 million for the nine months ended September 30, 2019. This decrease was due to decreased gross profit.

Interest Expense

Interest expense was $1.6 million and $1.0 million for the nine months ended September 30, 2020 and 2019, respectively. The increase was due to the increased bank loans.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2020 was $1.3 million, a 50.7% decrease compared to the same period of 2019. The decrease was primarily due to less taxable income.

Net (Loss) Income

Net (loss) income was ($4.3) million and $0.2 million during the nine months ended September 30, 2020 and 2019. Basic and diluted earnings per share were ($0.29) and $0.02 for the nine months ended September 30, 2020 and 2019, respectively.

Summary of Cash Flows

Summary cash flows information for the nine months ended September 30, 2020 and 2019 is as follows:

	2020	2019
	(In thousands of U.S. dollars)
Net cash provided by (used in) operating activities	$24,598	$(3,471)
Net cash used in investing activities	$(6,530)	$(6,555)
Net cash provided by financing activities	$18,939	$10,887

Net cash provided by operating activities was $24.6 million for the nine months ended September 30, 2020 compared with net cash used in $3.5 million during the nine months ended September 30, 2019. The increase was primarily due to decrease in inventories.

Net cash used in investing activities was $6.5 million for the nine months ended September 30, 2020, compared with $6.6 million during the nine months ended September 30, 2019. This decrease was mainly due to the decreased in purchase of property and equipment and remodeling expenditure in 2020.

Net cash provided by financing activities was $18.9 million for the nine months ended September 30, 2020 compared with $10.9 million net cash provided by financing activities during the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we repaid $49.3 million of bank loans and received bank loan proceeds of $66.6 million. Also, under the counter-guarantee agreement, we received $5.6 million from and paid $4.0 million to the related party during the nine months ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2020, we had cash and cash equivalents of $70.0 million, other current assets of $146.6 million and current liabilities of $163.2 million. We presently finance our operations primarily from cash flows from operations and borrowings from banks, and we anticipate that these will continue to be our primary source of funds to finance our short-term cash needs.

Bank Loans

In August 2018, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.3 million (RMB50.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of September 30, 2020, approximately $7.3 million was unused and available under this line of credit.

In November 2018, Ever-Glory Apparel entered into a line of credit agreement for approximately $14.7 million (RMB100.0 million) with Industrial and Commercial Bank of China and collateralized by assets of Jiangsu Ever-Glory’s equity investee, Nanjing Knitting, under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of September 30, 2020, Ever-Glory Apparel had borrowed $14.7 million (RMB 100.0 million) under this line of credit with annual interest rates ranging from 3.92% to 4.35% and due on from October 2020 to May 2021.

In June 2019, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $2.9 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of September 30, 2020, LA GO GO had borrowed $2.2 million (RMB 15.0 million) under this line of credit with annual interest 4.55% and due on September 2021. As of September 30, 2020, approximately $0.7 million was unused and available under this line of credit.

In August 2019, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $2.5 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of September 30, 2020, approximately $2.5 million was unused and available under this line of credit.

In September 2019, Ever-Glory Apparel entered into a line of credit agreement for approximately $8.8 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of September 30, 2020, approximately $8.8 million was unused and available under this line of credit.

In September 2019, LA GO GO entered into a line of credit agreement for approximately $2.9 million (RMB20.0 million) with the Bank of Communications and guaranteed by Jiangsu Ever-Glory, Ever-Glory Apparel and Jiangsu LAGOGO. As of September 30, 2020, approximately $2.9 million was unused and available under this line of credit.

In September 2019, Ever-Glory Apparel entered into a line of credit agreement for approximately $5.9 million (RMB40.0 million) with the Shanghai Pudong Development Bank and guaranteed by Goldenway. As of September 30, 2020, Ever-Glory Apparel had borrowed $2.2 million (RMB 15.0 million) under this line of credit with annual interest 3.01% and due on September 2021. As of September 30, 2020, approximately $3.7 million was unused and available under this line of credit. In March 2020, Ever-Glory Apparel entered into a certificate of three-year time deposit of $20.6 million (RMB140.0 million) with the Shanghai Pudong Development Bank with annual interest rates ranging from 3.85% to 3.99%. From July to September 2020, Ever-Glory Apparel pledged the certificate of three-year time deposit to the Shanghai Pudong Development Bank and Ever-Glory Apparel had borrowed $20.6 million (RMB 140.0 million) under this line of certificate with an annual interest rate of 2.62% and due on from July to September 2021.

In October 2019, LA GO GO entered into a line of credit agreement for approximately $2.9 million (RMB20.0 million) with China Minsheng Bank and guaranteed by Ever-Glory Apparel and Mr. Kang. As of September 30, 2020, LA GO GO had borrowed $2.9 million (RMB20.0 million) from China Minsheng Bank with an annual interest rate of 5.0% and due in November 2020.

In December 2019, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $5.9 million (RMB40.0 million). These loans are collateralized by the Company’s property and equipment. As of September 30, 2020, Goldenway had borrowed $5.9 million (RMB40.0 million) from Industrial and Commercial Bank of China with an annual interest rate 4.57% and due on August 2021.

In April 2020, Ever-Glory Apparel entered into a line of credit agreement for approximately $4.4 million (RMB30.0 million) with Bank of China and guaranteed by Jiangsu Ever-Glory. These loans are also collateralized by assets of Jiangsu Ever-Glory’s equity investee, Chuzhou Huarui, under a collateral agreement executed by Ever-Glory Apparel, Chuzhou Huarui and Bank of China. As of September 30, 2020, approximately $4.4 million was unused and available under this line of credit.

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

As of September 30, 2020, we had access to approximately $58.2 million in lines of credit, of which approximately $30.3 million was unused and available. These credit facilities do not include any covenants. We have agreed to provide Jiangsu Ever-Glory a counter-guarantee of not less than 70% of the maximum aggregate lines of credit and borrowings guaranteed by Jiangsu Ever-Glory and collateralized by the assets of Jiangsu Ever-Glory and its equity investee, Nanjing Knitting, under agreements executed between the Company, Jiangsu Ever-Glory, Nanjing Knitting, and the banks. The maximum aggregate lines of credit and available borrowings was approximately $38.2 million (RMB 260 million) and $3.2 million (RMB 21.4 million) was provided to Jiangsu Ever-Glory as the counter guarantee as of September 30, 2020.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004, the exchange rate of RMB to the dollar remained constant at RMB 8.26 to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from RMB 8.26 to 8.09 to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of September 30, 2020, the market foreign exchange rate had increased to RMB 6.81 to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future and will pass some of the increased cost to our customers.

In addition, the financial statements of subsidiaries located in China (whose functional currency is RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain (loss) for the three and nine months ended September 30, 2020 and 2019 was $4.7 million, $3.0 million, ($3.7) million and ($2.2) million, respectively.

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

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended September 30, 2020. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were operating effectively.

Changes in Internal Control Over Financial Reporting

Other than described above, during the third quarter of 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in claims, suits, investigations and proceedings arising in the ordinary course of business.

In March 2019, Shanghai La Go Go Fashion Company Limited (“LA GO GO”) filed a complaint against Shanghai Chijing Investment Management Co., Ltd. (“Shanghai Chijing”) for unpaid rent of RMB0.27 million ($0.04 million) per month in the Shanghai People’s Court for Jiading District (the “District Court”). The rent arrears began accumulating from April 2018 to the actual payment date. In July 2019, Shanghai Chijing filed counterclaims against LA GO GO to claim RMB10.19 million ($1.45 million) in damages, alleging that LA GO GO had not fulfilled its corresponding obligations as a landlord. As a result, the District Court froze the bank accounts of both Shanghai Chijing and LA GO GO. As of December 31, 2019, a total balance of RMB15.38 million ($2.2 million) was frozen in the bank accounts of LA GO GO. As of December 31, 2019, the Company had booked this restricted cash in other receivables. On March 10, 2020, the District Court entered a judgment in favor of LA GO GO and dismissed most of Shanghai Chijing’s counterclaims. The District Court ordered Shanghai Chijing to pay to LA GO GO an aggregate sum of RMB4.77 million ($0.68 million), which is the accumulated unpaid rent from April 2018 to January 2020. The District Court also ordered LA GO GO to pay Shanghai Chijing RMB1.49 ($0.21 million) for the expenses incurred from remodeling. Both parties were required to pay the monetary damages within ten days after the District Court’s decision. LA GO GO appealed to the Shanghai Second Appellate Court (the “Appellate Court”) to claim more damages, while Shanghai Chijing appealed to reverse the judgment. LA GO GO later requested to withdraw its appeal, which was granted by the Appellate Court. In June 2020, the Appellate Court entered a final decision to dismiss the appeal of Shanghai Chijing and sustained the District Court’s judgment. LA GO GO has not received RMB4.77 million ($0.68 million) in monetary damages from Shanghai Chijing as of September 30, 2020, and has applied for compulsory enforcement with the District Court. The total balance of RMB15.38 million ($2.2 million) in LA GO GO’s bank accounts were unfrozen after the final decision in July 2020.

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

ITEM 5. OTHER INFORMATION

Securities Authorized for Issuance under Equity Incentive Plans

The following table presents information regarding equity instruments outstanding under our 2014 Equity Incentive Plan as of September 30, 2020:

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

November 13, 2020	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jiansong Wang
Jiansong Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)