Form 10-K
period 2020-12-31
Ever-Glory International Group, Inc.
filed 2021-03-30
CIK 943184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number: 001-34124

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

As of June 30, 2020, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4.2 million based on the closing price of $1.05 for the registrant’s common stock as reported on the NASDAQ Global Market.

As of March 30, 2021, there were 14,810,660 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EVER-GLORY INTERNATIONAL GROUP, INC.
FORM 10-K
For the Year Ended December 31, 2020

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

ii

PART I

ITEM 1. BUSINESS

Overview and Corporate History

Ever-Glory International Group, Inc., sometimes referred to in this report as “Ever-Glory”, the “Company”, “we”, or “us”, through its subsidiaries, is a retailer of branded fashion apparel and a leading global apparel supply chain solution provider. Ever-Glory offers apparel to woman under its own brands “La go go”, “Velwin”, “Sea To Sky” and “idole” and currently operates over 936 retail locations in China. Ever-Glory is also a leading global apparel supply chain solution provider with a focus on middle-to-high end casual wear, outerwear, and sportswear brands. Ever-Glory serves a number of well-known domestic and international brands and retail stores by providing a complete set of services of supply chain management on fabric development and design, sampling, sourcing, quality control, manufacturing, logistics, customs clearance, distribution, etc.

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

In January 2005, Perfect Dream acquired 100% of Goldenway Nanjing Garments Company Limited (“Goldenway”). Goldenway, a wholly foreign-owned enterprise in People’s Republic of China (“PRC”), was incorporated on December 31, 1993. Goldenway is principally engaged in outsourcing and sale of garments. Prior to acquisition by Perfect Dream, Goldenway was a joint venture held by Jiangsu Ever-Glory International Group Corporation (“Jiangsu Ever-Glory”).

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

Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”), a wholly owned subsidiary of Perfect Dream, was incorporated in Samoa on September 15, 2009. Ever-Glory HK is principally engaged in the import and export of apparel, fabric and accessories.

Ever-Glory Supply Chain Service Co., Limited (“Ever-Glory Supply”), a wholly-owned subsidiary of Ever-Glory Apparel, was incorporated in Hong Kong in 2017. Ever-Glory Supply is principally engaged in the import and export of apparel, fabric and accessories.

On March 2019, Haian Tai Xin Garments Trading Company Limited (“Haian Tai Xin”), a wholly owned subsidiary of Ever-Glory Apparel was incorporated in PRC. Haian Tai Xin is engaged in the business of garments manufacturing. Ever-Glory Apparel, Ever-Glory Supply and Ever-Glory HK focus on the import and export business.

In March 2020, the Company incorporated Nanjing Rui Lian Technology Company Limited (“Nanjing Rui Lian”), which is a Company’s wholly-owned PRC subsidiary. Nanjing Rui Lian is engaged in the business of garments trading.

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

On November 20, 2013, Jiangsu La Go Go Fashion Company Limited (“Jiangsu LA GO GO”), a joint venture of Ever-Glory Apparel and Catch-Luck, was incorporated in PRC. The business objective of Jiangsu LA GO GO is to carry out our retail operations in different geographic markets than LA GO GO.

On January 26, 2014, Shanghai Ya Lan Fashion Company Limited (“Ya Lan”), a wholly owned subsidiary of Shanghai LA GO GO, was incorporated in PRC. The business objective of Ya Lan is to establish and create another leading brand “Velwin” of ladies’ garments for the mainland Chinese market.

On March 19, 2014, Xizang He Meida Trading Company Limited (“He Meida”), a wholly owned subsidiary of Ever-Glory Apparel, was incorporated in PRC. The business objective of HeMeida is to develop online operation of our retail business in the mainland Chinese market.

On April 29, 2014, Tianjin La Go Go Fashion Company Limited (“Tianjin LA GO GO”), a joint venture of Ever-Glory Apparel and Catch-Luck, was incorporated in PRC. The business objective of Tianjin LA GO GO is to carry out our retail operations in different geographic markets other than Jiangsu LA GO GO.

On July 24, 2014, ChuzhouHuirui Garments Company Limited (“Huirui”), a wholly owned subsidiary of Ever-Glory Apparel, was incorporated in PRC. Huirui is primarily engaged in the management of our outsourced manufacturing factories.

On June 26, 2014, Shanghai LA GO GO entered into a contract with Shanghai Yiduo Fashion Company Limited (“Yiduo”) to acquire 78% of the shares of Yiduo. The Company gained effective control of Yiduo by the end of March 2015 and Yiduo was consolidated on March 31, 2015. The business objective of Yiduo is to establish and create another leading brand “idole” of ladies’ garments for the mainland Chinese market. In December, 2020, Yiduo entered into the bankruptcy liquidation process.

As a result of the foregoing acquisitions and transactions, our current corporate structure is illustrated below.

Business Operations

Our wholesale operations include a complete set of services of supply chain management and worldwide sale of apparel to well-known domestic and international casual wear, sportswear and outerwear brands and retailers in major markets. We conduct our original design manufacturing (“ODM”) operations through nine wholly owned subsidiaries which are located in the Nanjing Jiangning Economic and Technological Development Zone and Shang Fang Town in the Jiangning District in Nanjing, Jiangsu province, China, and Chuzhou, Anhui province, China, which are Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”), Goldenway Nanjing Garments Company Limited (“Goldenway”), Nanjing New-Tailun Garments Company Limited (“New Tailun”), Nanjing Catch-Luck Garments Co., Ltd. (“Catch-Luck”), Haian Tai Xin Garments Trading Company Limited (“Haian Tai Xin”), Nanjing Rui Lian Technology Company Limited (“Nanjing Rui Lian”), and ChuzhouHuirui Garments Co., Ltd. (“Huirui”). We have one wholly owned subsidiary registered in Samoa: Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”). We also have one wholly owned subsidiary registered in Hongkong: Ever-Glory Supply Chain Service Co., Limited (“Ever-Glory Supply”). In our fiscal year ended December 31, 2020, our wholesale segment achieved total sales of $117.2 million.

Although we have our own manufacturing capacity, we currently outsource most of the manufacturing to our strategic long-term contractors as part of our overall business strategy. Outsourcing allows us to maximize our production capacity and remain flexible while reducing capital expenditures and the costs of keeping skilled workers on production lines during times of seasonally lower sales. We inspect products manufactured by our long-term contractors to ensure that they meet our high-quality control standards. Total unit output from our manufacturing facilities and outsourced partners is more than 7.6 million pieces in 2020. See Production and Quality Control below.

Our retail business objective is to establish and develop leading brands of women’s wear and to build a nationwide retail distribution channel in China. We conduct our retail operations through Shanghai LA GO GO Fashion Company Limited (“Shanghai LA GO GO”), Jiangsu LA GO GO Fashion Company Limited (“Jiangsu LA GO GO”), Tianjin LA GO GO Fashion Company Limited (“Tianjin LA GO GO”), Shanghai Ya Lan Fashion Company Limited (“Ya Lan”), Xizang He Meida Trading Company Limited (“He Meida”), Shanghai Yiduo Fashion Company Limited (“Yiduo”) and Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”). The Company deconsolidated Yiduo due to its bankruptcy in December 2020. Fortunately, the Company retained Yiduo developed brand “idole” as the brand was transferred to La Go Go long before Yiduo’s bankruptcy.As of December 31, 2020, we had approximately 3,932 retail employees and operated 936 retail stores in China. We achieved total retail sales of $150.1 million in the fiscal year of 2020.

Wholesale Segment

Products

We manufacture a broad array of products in various categories for the women’s, men’s and children’s apparel markets. Within those categories, various product classifications including high and middle grade casualwear, sportswear and outwear, including the following product lines:

Women’s Clothing:	coats, jackets, slacks, skirts, shirts, trousers, and jeans
Men’s Clothing:	vests, jackets, trousers, skiwear, shirts, coats, and jeans
Children’s Clothing:	coats, vests, down jackets, trousers, knitwear, and jeans

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

In the fiscal year ended December 31, 2020, approximately 41.7% of our sales revenue came from customers in China, 0.4% of our sales revenue came from customers in Germany, 24.1% of our wholesales revenue came from customers in United Kingdom and other European countries, 24.0% from customers in the United States, and 9.7% from customers in Japan. In 2020, sales to our five largest customers generated approximately 38.7% of our total wholesale sales and there is no customer represented more than 10% of our total wholesale sales. In 2019, sales to our five largest customers generated approximately 47.3% of our total wholesale sales and one customer represented more than 10% of our total wholesale sales.

Substantially all of our long-lived assets were located in the PRC as of December 31, 2020 and 2019.

Suppliers

We purchase the majority of our raw materials (including fabric, fasteners, thread, buttons, labels and related materials) directly from numerous local fabric and accessories suppliers in China. For our wholesale business, collectively, purchases from our five largest suppliers represented approximately 18.2% and 14.5% of total raw material purchases in 2020 and 2019, respectively. No single supplier provided more than 10% of our total purchases.

We also purchased finished goods from contract manufacturers. For our wholesale business, collectively, purchases from our five largest contract manufacturers represented approximately 45.1% and 41.4% of total finished goods purchases in 2020 and 2019, respectively. Two contract manufacturers provided approximately 12.6% and 11.2% of our total finished goods purchases in 2020. Two contract manufacturers provided approximately 10.4% and 10.2% of our total finished goods purchases in 2019.

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

Production and Quality Control

In 2020, approximately 6.8% of the products we sold to wholesale customers were in our own manufacturing facilities. We typically outsource the manufacturing of a large portion of our products based upon factory capacity and customer demand. The number of outside contract manufacturers to which we outsource is expected to increase in order to meet the anticipated growth in demand from our customers.

As of December 31, 2020, our total production capacity, including outsourced production, reached 7.6 million pieces per year. As of December 31, 2019, our total production capacity, including outsourced production, reached 13.3 million pieces per year. At present, we believe our production capacity is sufficient to meet customer demand.

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

We anticipate continuing outsourcing a large portion of our production. Management believes that outsourcing allows us to maximize our production flexibility while reducing significant capital expenditure and the costs associated with managing a large production workforce. We contract for the production of a portion of our products through various outside independent manufacturers. Quality control reviews are done by our employees during and after production before the garments leave the outsourcing factories to ensure that material and component qualities and the products “fits” are in accordance with our specifications. We inspect prototypes of each product prior to cutting by the contractors and conduct a final inspection of finished products prior to shipment to ensure that they meet our high standards.

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

Governmental Regulations/Quotas

In 2020, we were not subject to any export quota imposed by countries where our customers are located. Nevertheless, we have noticed that many European countries tightened their chemical inspection requirements after the removal of quotas. In addition, there can be no assurance that additional trade restrictions will not be imposed on the export of our products in the future.  Such actions could result in increases in the cost of our products generally and may adversely affect our operating results. On a longer-term basis, we believe that our customer mix and our ability to adjust the types of apparel we manufacture will mitigate our exposure to such trade restrictions in the future.

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

Retail Segment

As of December 31, 2020, we had 936 retail stores in China selling our own brand clothing. We believe our advantages in the retail segments include our ability to promptly respond to market trends, our quick turn-around in design and production, and appropriate pricing. In 2020, we achieved total net sales of approximately US$150.1 million for our retail business. We operate most of our retail stores in so-called Tier-2 or Tier-3 cities in China, such as Zhengzhou in Henan province, Taizhou in Jiangsu province, etc. We also have penetrated Tier-1 cities, such as Beijing and Shanghai.

Suppliers

We purchase the majority of our raw materials (including fabric, fasteners, thread, buttons, labels and related materials) directly from numerous local fabric and accessories suppliers. For our retail business, collectively, purchases from our five largest suppliers represented approximately 97.1% of total purchases in 2020. There were five suppliers which provided more than 10% of our total raw materials purchases in 2019. We have not experienced difficulty in obtaining raw materials that are essential to our business.

We also purchase finished goods from contract manufacturers. For our retail business, collectively, our five largest contract manufacturers represented approximately 13.4% of total finished goods purchases in 2020. There was no one contract manufacturer which provided more than 10% of our total finished goods purchases in 2019. We have not experienced difficulty in obtaining finished products from our contract manufacturers.

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

Design and Production

We have our own design, production, and quality control departments. Our retail brands release new designs twice a year, during October for the spring/summer season and May for the autumn/winter season. Our design team produces approximately 5,000 designs each year. Each of our retail brands hosts its own order-placing fair twice each year to determine the new products to be released for the spring/summer and autumn/winter season based on the orders placed by all the regional sales managers at such order-placing fair; our chief designer then decides the designs to be manufactured. The production department will then produce samples for the designer’s approval. Our quality control department checks the quality of the final products by follow-up inspection. The final products will be shipped to the logistics and distribution centers for sale.

Sales and Marketing

Products of our retail brands are sold in flagship stores, stores-within-a-store and e-commerce platforms. The sales department is responsible for developing new sales channels. According to our new store opening plan, the ratio of flagship stores and stores-within-a-store are carefully balanced. The store-within-a-store enters into contracts with department stores. The flagship stores are carefully chosen at prominent locations and have lease agreements with each property owner. Under our return and exchange policy, products may be returned or exchanged for any reason within 15 days. During 2020, the return and exchange rate was very low and was not a material factor in our operations.

Store Operation

As of December 31, 2020, we had 936 stores, including 124 flagship stores, with each store generating average revenue of approximately $13,368 per month. The majority of our retail stores are situated as stores-within-a-store in large, mid-tier department stores located in over 20 provinces in China.

Trademarks

We regard our trademarks as an important part of our business due to the name recognition of our customers. We obtained trademark registration at the China Trademark Office for the mark “La Go Go” in class 25 and class 18 in 2010. We obtained trademark registration at the China Trademark Office for the marks “Sea to Sky”, “Velwin” and “Idole” separately in 2012, 2014 and 2015. As of December 31, 2020, we were not aware of any valid claim or challenges to our right to use our registered trademark or any counterfeit or other infringement to our registered trademark.

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

Employees

As of December 31, 2020, we had over 4,700 employees. None of our employees belong to a labor union. We have never experienced a labor strike or work stoppage. We are in full compliance with the Chinese labor laws and regulations and are committed to providing safe and comfortable working conditions and accommodations for our employees.

Labor Costs

The manufacture of garments is a labor-intensive business. Although much of our production process is automated and mechanized, we rely on skilled labor to make our products. During the year ended December 31, 2020, our labor cost increased due to the shortage of skilled workers and rising labor cost in China.

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

Description of Property

In 2020, we operated four facilities on certain land in the Nanjing Jiangning Economic and Technological Development Zone and Huifeng Road, which are located in Nanjing and Chuzhou, China. For further details concerning our property, see Item 2 of this report regarding Properties.

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

New-Tailun, Haian Tai Xin, Nanjing Rui Lian and Catch-Luck were incorporated in the PRC and are subject to PRC income tax laws and regulations. Their income tax rate is 25%.

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

Apparel is a cyclical industry that is dependent upon the overall level of consumer spending. Purchase of apparel generally declines during recessionary periods when disposable income is low. Our customers anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders. As a result, any substantial deterioration in general economic conditions, increases in energy costs or interest rates, acts of war, acts of nature or terrorist or political events that diminish consumer spending and confidence in any of the regions in which we compete, could reduce our sales and adversely affect our business and financial condition. We currently sell to customers in the U.S., the EU and Japan. Accordingly, economic conditions and consumer spending patterns in these regions could affect our sales, and an economic downturn in one or more of these regions could have an adverse effect on our business.

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

For the wholesale business, we did not rely on any supplier for more than 10% of all our total raw material purchases in 2020 and 2019. We relied on two manufacturers for 12.6% and 11.2% of purchased finished goods in 2020, and two manufacturers for 10.4% and 10.2% of purchased finished goods in 2019. For the retail business, we did not rely on any one manufacturer for more than 10% of all of our total purchased finished goods during 2020 and 2019. We do not have any long-term written agreements with any of these suppliers and do not anticipate entering into any such agreements in the near future. However, we always execute a written agreement for each order placed with our suppliers. We do not believe that loss of any of these suppliers would have a material adverse effect on our ability to obtain finished goods or raw materials essential to our business because we believe we can locate other suppliers in a timely manner.

Risks Relating to Our Business

Our wholesale business depends on some key customers for a significant portion of our sales. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.

For the year ended December 31, 2020, our five largest customers represented approximately 38.7% of our total net sales. For the year ended December 31, 2019, our five largest customers represented approximately 47.3% of our total net sales. The garment manufacturing industry has experienced substantial consolidation in recent years, which has resulted in increased customer leverage over suppliers, greater exposure for suppliers to credit risk and an increased emphasis by customers on inventory management and productivity.

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

Our results of operations depend in part on our ability to effectively predict and respond to changing fashion tastes by offering appropriate products. Failure to effectively follow the changing fashion trend will lead to higher seasonal inventory levels. Our continuous ability to respond to the changing customer demands constitutes a material risk to the growth of our retail business. For our wholesale business, if we are unable to swiftly respond to the changing fashion trend, the sample we designed for our customers may not be accepted or the products based on our design may be put into inventory, and thus have a negative impact on the number of orders the customers may place with us.

Our ability to attract customers to the stores heavily depends on their location.

Our flagship stores and the store-within-a-stores are selectively located in what we believe to be prominent locations or popular department stores to generate customer traffic. The availability and/or cost of appropriate locations for the existing or future stores may fluctuate for reasons beyond our control. If we are unable to secure these locations or to renew store leases on acceptable terms, we may not continue to attract customers, which will have a material adverse effect on our sales and results of operations.

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

The Company and Jiangsu Ever-Glory sometimes purchase raw materials for each other in order to obtain cheaper prices.  The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at cost for $0.9 million and $2.0 million during 2020 and 2019, respectively. Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at cost for $1.5 million and $2.0 million during 2020 and 2019, respectively.

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon the expiration or termination of the underlying lines of credit and is to pay an annual interest at the rate of 6.0% of the amounts provided. As of December 31, 2020 and 2019, Jiangsu Ever-Glory had provided guarantees for approximately $36.0 million (RMB 235.0 million) and $33.0 million (RMB 230.0 million) of lines of credit obtained by the Company, respectively. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. As of December 31, 2020 and 2019, the value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $31.5 million (RMB 205.5 million) and $29.9 million (RMB 205.5 million), respectively. Mr. Kang has also provided a personal guarantee for $14.8 million (RMB 96.3 million) and $14.5 million (RMB 100.0 million) at the years ended of December 31, 2020 and 2019, respectively.

As of December 31, 2019, $4.7 million (RMB 32.8 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the year ended December 31, 2020, an additional $7.7 million (RMB 52.8 million) was provided to and repayment of $9.5 million (RMB 65.6 million) was received from Jiangsu Ever-Glory under the counter-guarantee agreement. As of December 31, 2020, the amount of the counter-guarantee had decreased to $3.1 million (RMB 20.0 million) (the difference represents currency exchange adjustment of $0.1 million), which was 8.5% of the aggregate amount of lines of credit. This amount plus accrued interest of $0.04 million (2020) and $0.3 million (2019) have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. As of December 31, 2020 and 2019, the amount classified as a reduction of equity was $3.4 million and $4.9 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. Since January 1, 2019, the interest rate has changed to 0.3625% as the bank benchmark interest rate decreased. Interest income for the years ended December 31, 2020 and 2019 was approximately $0.04 million and $0.3 million, respectively.

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

Despite of management’s belief that Jiangsu Ever-Glory is financially capable of repaying all amount we provided under the counter guarantee and Jiangsu Ever-Glory’s repayment certain portion of the fund by the end of first quarter of 2021, it is possible that we would not be able to collect all amount from Jiangsu Ever-Glory due to factors beyond our control. There is no restriction on how Jiangsu Ever-Glory can use the fund except that it is not allowed to invest in high-risk investments. We were told that Jiangsu Ever-Glory had used the entire amount of the fund we provided under the counter guarantee for its own operations. It is possible that we will not be able to collect the entire amount from Jiangsu Ever-Glory due to reasons beyond its control such as its operational failure or deterioration of the overall economic conditions. In such event, we, as the primary obligor under the lines of credit, would be obligated to repay the entire outstanding borrowing after the banks seek collection from the assets collateralized by Jiangsu Ever-Glory. As a result, we may suffer financial losses which will have material negative effects on our financial condition and results of operations.

Expansion of both our wholesale and retail business depends on our ability to obtain continuous financing at acceptable terms. Failure to do so will result in negative impact on our results of operations.

We have historically relied on debt financing from Chinese banks to satisfy our financing needs. Due to Chinese banks’ stringent underwriting policy to non-state-owned businesses, borrowers generally have to provide properties and land use rights as collaterals or obtain third party guarantees from either high-net-worth individuals or businesses with strong credits with the banks.  Although we have certain properties and land use rights to be used as collateral, the value of those properties is not high enough for us to obtain sufficient bank loans to support our projected growth. Therefore, Mr. Kang previously provided personal guarantees and Jiangsu Ever-Glory provided personal guarantees and assets collateral as security interests for the bank loans. In the event Mr. Kang or Jiangsu Ever-Glory refuses to provide sufficient security interests in the future or continue the guarantee and collateral provided in the past, we may not be able to obtain the bank loans on acceptable terms as required by our business plan. As a result, we may have to delay or reduce our retail expansion and limit our wholesale development which may materially harm our business, financial condition, and results of operations.

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

Political events, international trade disputes, and other business interruptions could harm or disrupt international commerce and the global economy, and could have a material adverse effect on us and our customers, service providers, and other partners. International trade disputes could result in tariffs and other protectionist measures which may materially and adversely affect our business. Tariffs could increase the cost of the goods and products which could affect customers’ spending levels. In addition, political uncertainty surrounding international trade disputes and the potential of the escalation to trade war and global recession could have a negative effect on customer confidence, which could materially and adversely affect our business. We may have also access to fewer business opportunities, and our operations may be negatively impacted as a result. In addition, the current and future actions or escalations by either the United States or China that affect trade relations may cause global economic turmoil and potentially have a negative impact on our markets, our business, or our results of operations, and we cannot provide any assurances as to whether such actions will occur or the form that they may take.

International political instability and concerns about other international crises may increase our cost of doing business and disrupt our business.

International political instability may halt or hinder our ability to do business and may increase our costs. Various events, including the occurrence or threat of terrorist attacks, increased national security measures in the EU, the United States and other countries, and military action and armed conflicts, can suddenly increase international tensions. Increases in energy prices will also impact our costs and could harm our operating results. In addition, concerns about other international crises, such as the global outbreak of COVID-19, spread of avian influenza, or bird flu, and West Nile viruses, may have an adverse effect on the world economy and could adversely affect our business operations or the operations of our OEM partners, contract manufacturer and suppliers. This political instability and concerns about other international crises may, for example:

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

Our operations and the operations of our suppliers and customers are vulnerable to interruption by fire, earthquake, hurricanes, power loss, telecommunications failure, and other events beyond our control. In the event of a major natural disaster, we could experience business interruptions, destruction of facilities and loss of life. In the event that a material business interruption occurs that affects us or our suppliers or customers, shipments could be delayed, and our business and financial results could be harmed.

The Covid-19 pandemic has adversely affected, and may continue to adversely affect, our results of operations.

The Covid-19 pandemic adversely impacted our business in fiscal year 2020. Among other things, the product manufacturing, logistics and fulfillment of us and certain third-party merchants and brands that cooperated with us were adversely affected due to various travel restrictions and quarantine measures imposed in China. We have implemented preventative measures to protect the health and safety of our employees and made appropriate adjustments to our business operations in response to the pandemic’s impact.

While we have seen gradual recovery of our overall business resulting from improving health statistics in China since March 2020, the pandemic continued to have an adverse effect on our business and results of operations for the past few months and we anticipate the negative impact of the pandemic may continue. As a result, our results of operations for fiscal year 2021 and any period thereof could be worse than our results of operations for fiscal year 2020 and corresponding periods thereof.

The duration and magnitude of the impact from the pandemic on our business will depend on numerous evolving factors that cannot be accurately predicted or assessed, including the duration and scope of the pandemic, the negative impact it has on the Chinese and global economy, its impact on unemployment and consumer confidence, our ability to successfully navigate the impact of the pandemic, as well as actions governments, businesses and individuals take in response to the pandemic.

Unfavorable global economic conditions, including as a result of health and safety concerns, could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy, including conditions that are outside of our control, such as the impact of health and safety concerns from the outbreak of COVID-19. The outbreak in China has resulted in the reduction of customer traffic and temporary closures of shopping malls as mandated by the provincial governments in various provinces of China from late January to March 2020, which had adversely affected our retail business with a decline in sales since February 2020. Our wholesale business is also significantly affected as we were facing a sharp decline in our order quantities. Some of our wholesale clients cancelled or postponed orders with us. Due to the Chinese factories’ shutdowns and traffic restrictions during the outbreak of COVID-19 in China and potential shutdowns and traffic restrictions in the countries where our suppliers are located, our supply chain and business operations of our suppliers may be affected from time to time. Disruptions from the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, personnel absences, or restrictions on the shipment of our or our suppliers’ or customers’ products, could have adverse ripple effects on our manufacturing output and delivery schedule. We also face difficulties in collecting our accounts receivables due to the effects of COVID-19 on our customers and risk gaining a large amount of bad debt. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which we or our suppliers and customers operate.

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

Increases in labor costs in the PRC may adversely affect our business and results of operations.

The economy in China has experienced increases in inflation and labor costs in recent years. As a result, average wages in the PRC are expected to continue to increase. In addition, we are required by PRC laws and regulations to pay various statutory employee benefits, including pension, housing fund, medical insurance, work-related injury insurance, unemployment insurance and maternity insurance to designated government agencies for the benefit of our employees. The relevant government agencies may examine whether an employer has made adequate payments to the statutory employee benefits, and those employers who fail to make adequate payments may be subject to late payment fees, fines and/or other penalties. We expect that our labor costs, including wages and employee benefits, will continue to increase. Unless we are able to control our labor costs or pass on these increased labor costs to our users by increasing the fees of our services, our financial condition and results of operations may be adversely affected.

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

U.S. public companies that have substantially all of their operations in China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered on financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud.

On December 7, 2018, the SEC and the PCAOB issued a joint statement highlighting continued challenges faced by the U.S. regulators in their oversight of financial statement audits of U.S.-listed companies with significant operations in China. On April 21, 2020, SEC Chairman Jay Clayton and PCAOB Chairman William D. Duhnke III, along with other senior SEC staff, released a joint statement highlighting the risks associated with investing in companies based in or have substantial operations in emerging markets including China, reiterating past SEC and PCAOB statements on matters including the difficulty associated with inspecting accounting firms and audit work papers in China and higher risks of fraud in emerging markets and the difficulty of bringing and enforcing SEC, Department of Justice and other U.S. regulatory actions, including in instances of fraud, in emerging markets generally.

On May 18, 2020, Nasdaq filed three proposals with the SEC to (i) apply minimum offering size requirement for companies primarily operating in a “Restrictive Market”, (ii) adopt a new requirement relating to the qualification of management or board of director for Restrictive Market companies, and (iii) apply additional and more stringent criteria to an applicant or listed company based on the qualifications of the company’s auditors.

On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act requiring a foreign company to certify it is not owned or controlled by a foreign government if the PCAOB is unable to audit specified reports because the company uses a foreign auditor not subject to PCAOB inspection. If the PCAOB is unable to inspect the company’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a national exchange. On December 2, 2020, the U.S. House of Representatives approved the Holding Foreign Companies Accountable Act.

The lack of access to the PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections, which could cause existing and potential investors in our stock to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

As a result of these scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on us, our business and our share price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from developing our growth. If such allegations are not proven to be groundless, we and our business operations will be severely affected and you could sustain a significant decline in the value of our common stock.

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

Risks Related to an Investment in Our Securities

Our common stock has limited liquidity.

Our common stock has been trading on the NYSE MKT (formerly, the American Stock Exchange and NYSE Alternext US LLC) since July 16, 2008 and then transferred to the NASDAQ Global Market on December 31, 2014, but it is thinly traded compared to larger more widely known companies in the same industry. Thinly traded common stock can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. The high and low bid price of Ever-Glory’s common stock during the past 52-week period ended December 31, 2020 has been US$5.25 and US$0.65 per share respectively.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Wholesale segment

In 2020, we operated two complexes as our operating and production facilities at 509 Chengxin Road, in the Nanjing Jiangning Economic, China. The following is a description of these facilities:

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

In addition, Goldenway currently holds the right to lease certain land and use certain building and improvements on that land until 2020. In December 2020 we leased part of this facility to a non- affiliated third party under a lease with an annual rent of approximately $18,000 pursuant to a one year lease.

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

In November 2011, LA GO GO entered into certain lease agreement with Shahe Village in Shanghai for approximately 10 Mu of land located in Huajiang West Road Shahe Village. The term of the lease is 40 years starting from January 1, 2013. We have built an office building on the land and put in use in 2013. The Construction Cost was included in property and equipment (see financial statement Note 6).

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

Lawsuit against Shanghai Chijing

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

Lawsuits against Client A

In November 2020, the Company’s two subsidiaries, Ever-Glory International Group Apparel Inc. and Goldenway Nanjing Garments Company Limited filed a complaint against Client A (“Client A”) for unpaid goods worth RMB 70.15 million ($10.75 million) in the Tianjin No.1 Intermediate People’s Court based on processing contracts between the parties. The Company has applied for interim measures with the court and has frozen bank accounts of Client A for a total amount of RMB 68.12 million ($10.44 million). The Company has delivered goods worth RMB 62.06 million ($9.51 million) to Client A pursuant to the processing contracts. The Company also seeks Client A for the payment of the loss incurred from the cost of raw materials paid to suppliers in the amount of RMB 8.09 million ($1.24 million) in reliance on the processing contracts. The Company estimated it is not more-likely-than-not the Company would lose the lawsuits.

Liquidation proceeding of Yiduo

On September 21, 2020, Shanghai Yiduo Fashion Company Limited (“Shanghai Yiduo”), one of our subsidiaries, entered involuntary liquidation process in the No. 3 Intermediate People’s Court of Shanghai Municipality. Based on the court’s liquidation order, Jingjiang Maikeer Garment Co., Ltd. (“Maikeer”), which was the petitioner of the involuntary liquidation process, claimed that Shanghai Yiduo owed Maikeer RMB99,162 ($15,201), pursuant to the sales contracts between the parties between 2015 and 2017. The developed brand “idole” owned by Shanghai Yiduo was transferred to La Go Go long before Shanghai Yiduo’s bankruptcy. As of December 31, 2020, 63 stores of Shanghai Yiduo are still in operation.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity

Our common stock was quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) initially under the symbol “EGLY” and then it was changed to “EVGY” in 2007. On July 16, 2008 our common stock commenced trading on NYSE MKT LLC (“NYSE MKT”) (formerly named the NYSE Annex) under the symbol of “EVK” and then transferred to the NASDAQ Global Market on December 31, 2014. As of December 31, 2020, there were approximately 57 shareholders of record of our common stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name. The following table sets forth the high and low bid information for the common stock for each quarter within the last two fiscal years, as reported by the NASDAQ Global Market. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Bid Price
	HIGH	LOW
NASDAQ
FISCAL YEAR 2020:
Fourth Quarter ended December 31, 2020	$5.25	$0.81
Third Quarter ended September 30, 2020	$1.37	$0.84
Second Quarter ended June 30, 2020	$1.52	$0.65
First Quarter ended March 31, 2020	$1.67	$1.01
NYSE MKT
FISCAL YEAR 2019:
Fourth Quarter ended December 31, 2019	$3.30	$1.49
Third Quarter ended September 30, 2019	$3.35	$2.40
Second Quarter ended June 30, 2019	$3.79	$3.01
First Quarter ended March 31, 2019	$4.00	$3.56

Securities Authorized for Issuance under Equity Incentive Plans

The following table presents information regarding equity instruments outstanding under our 2014 Equity Incentive Plan as of December 31, 2020:

	Equity Incentive Plan Information
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted -average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity incentive plans approved by security holders	-	$-	1,500,000
Total	-	$-	1,500,000

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the year ended December 31, 2020 should be read in conjunction with the Financial Statements and corresponding notes included in this annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Wholesale Business

We conduct our original design manufacturing (“ODM”) operations through seven wholly owned subsidiaries which are located in the Nanjing Jiangning Economic and Technological Development Zone and Shang Fang Town in the Jiangning District in Nanjing, Jiangsu province, China, Chuzhou, Anhui province, China and Samoa: Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”), Goldenway Nanjing Garments Company Limited (“Goldenway”), Nanjing New-Tailun Garments Company Limited (“New Tailun”), Nanjing Catch-Luck Garments Co., Ltd. (“Catch-Luck”), Nanjing Rui Lian Technology Company Limited (“Nanjing Rui Lian”), Haian Tai Xin Garments Trading Company Limited (“Haian Tai Xin”), Chuzhou Huirui Garments Co., Ltd. (“Huirui), Ever-Glory Supply Chain Service Co., Limited (“Ever-Glory Supply Chain”) and Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”).

Retail Business

We conduct our retail operations through Shanghai LA GO GO Fashion Company Limited (“LA GO GO”), Jiangsu LA GO GO Fashion Company Limited (“Jiangsu LA GO GO”), Tianjin LA GO GO Fashion Company Limited (“Tianjin LA GO GO”), Shanghai Ya Lan Fashion Company Limited (“Ya Lan”), Shanghai Yiduo Fashion Company Limited (“Shanghai Yiduo”), Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”), and Xizang He Meida Trading Company Limited (“He Meida”).

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

Retail Business

The business objectives for our retail segment are to establish leading brands of women’s apparel and to build a nationwide retail network in China. As of December 31, 2020, we had 936 stores (including store-in-stores), including 104 stores were opened and 269 stores were closed in 2020. We expect to open additional 50 to 100 stores in 2021.

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

Global Economic Uncertainty

Our business is dependent on consumer demand for our products. We believe that the significant uncertainty in the global economy and the slowdown of economies in the United States and Europe have increased our clients’ sensitivity to the cost of our products. We have experienced continued pricing pressure. If the global economic environment continues to be weak, these worsening economic conditions could have a negative impact on our sales growth and operating margins in our wholesale segment in 2021.

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

Estimates and Assumptions

In preparing our consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates in 2020 and 2019 include the assumptions used to value tax liabilities, derivative financial instruments, the estimates of the allowance for deferred tax assets, and the accounts receivable allowance, and impairment of long-lived assets and inventory write-offs.

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

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Year Ended December 31,
	2020		2019
	(in thousands of U.S. Dollars, except for percentages)
Sales	$267,354	100.0%	$383,101	100.0%
Gross Profit	91,213	34.1	118,771	31.0
Operating Expense	87,070	32.6	115,303	30.1
Income From Operations	4,143	1.5	3,468	0.9
Other Income (Expenses)	1,599	0.6	2,313	0.6
Income tax expense	2,469	0.9	4,562	1.2
Net Income	$3,273	1.2%	$1,219	0.3%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the years ended December 31, 2020 and 2019.

	2020		2019		Growth (Decrease)
Wholesale business	(In thousands of U.S. dollars)	% of total sales	(In thousands of U.S. dollars)	% of total sales	in 2019 compared with 2018
Mainland China	$29,055	10.9%	$74,008	19.3%	(60.7)%
Hong Kong China	19,873	7.4	26,126	6.8	(23.9)
Germany	491	0.2	3,510	0.9	(86.0)
United Kingdom	8,753	3.3	14,864	3.9	(41.1)
Europe-Other	19,459	7.3	22,158	5.8	(12.2)
Japan	11,406	4.3	18,901	4.9	(39.7)
United States	28,172	10.5	35,589	9.3	(20.8)
Total Wholesale business	117,209	43.8	195,156	50.9	(39.9)
Retail business	150,145	56.2	187,945	49.1	(20.1)
Total sales	$267,354	100.0%	$383,101	100.0%	(30.2)%

Total sales for the year ended December 31, 2020 were $267.4 million, a decrease of 30.2% from the year ended December 31, 2019. This decrease was primarily attributable to a 39.9% decrease in sales in our wholesale business and an 20.1% decrease in sales in our retail business.

Sales generated from our wholesale business contributed 43.8% or $117.2 million of our total sales for the year ended December 31, 2020, a decrease of 39.9% compared with $195.2 million in the year ended December 31, 2019. This decrease was primarily attributable to decreased sales in Mainland China, United Kingdom, Hong Kong China, Germany, Europe-Other, Japan and United States.

Sales generated from our retail business contributed 56.2% or $150.1 million of our total sales for the year ended December 31, 2020, a decrease of 20.1% compared with $187.9 million in the year ended December 31, 2019. This decrease was primarily due to a decrease in same store sales.

Total retail store square footage and sales per square foot for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
Total store square footage	1,001,992	1,164,392
Number of stores	936	1,101
Average store size, square foot	1,071	1,058
Total store sales (in thousands of U.S. dollars)	$150,145	$187,945
Sales per square foot	$150	$161

Same-store sales and newly opened store sales for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
	(In thousands of U.S. dollars)
Sales from stores opened for a full year	$120,181	$161,507
Sales from newly opened store sales	$7,763	$5,810
Sales from e-commerce platform	$15,348	$13,660
Other*	$6,853	$6,968
Total	$150,145	$187,945

*	Primarily sales from stores that were closed in the current reporting period.

We remodeled or relocated 54 stores in 2020, and plan to relocate or remodel an aggregate of 50 to 100 stores in 2021. Remodels and relocations typically drive incremental same-store sales growth. A relocation typically results in an improved, more visible and accessible location, and usually includes increased square footage. We believe we will continue to have opportunities for additional remodels and relocations beyond 2020. Same-store sales are calculated based upon stores that were open at least 12 full fiscal months in each reporting period and remain open at the end of each reporting period.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the years ended December 31, 2020 and 2019.

					Growth
					(Decrease) in 2020
	Year ended December 31,				Compared
	2020		2019		with 2019
	(In thousands of U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$117,209	100.0%	$195,156	100.0%	(39.9)%
Raw Materials	48,554	41.4	88,072	45.1	(44.9)
Labor	1,268	1.1	1,379	0.7	(8.0)
Outsourced Production Costs	37,027	31.6	65,491	33.6	(43.5)
Other and Overhead	620	0.5	345	0.2	79.9
Total Cost of Sales for Wholesale	87,470	74.6	155,287	79.6	(43.7)
Gross Profit for Wholesale	29,740	25.4	39,869	20.4	(25.4)
Net Sales for Retail	150,145	100.0	187,945	100.0	(20.1)
Production Costs	58,688	39.1	67,629	36.0	(13.2)
Rent	29,984	20.0	41,414	22.0	(27.6)
Total Cost of Sales for Retail	88,672	59.1	109,043	58.0	(18.7)
Gross Profit for Retail	61,473	40.9	78,902	42.0	(22.1)
Total Cost of Sales	176,141	65.9	264,330	69.0	(33.4)
Gross Profit	$91,213	34.1%	$118,771	31.0%	(23.2)%

Raw material costs for our wholesale business were 41.4% of our total wholesale business sales in 2020, compared with 45.1% in 2019. The decrease was mainly due to lower raw materials prices.

Labor costs for our wholesale business were 1.1% of our total wholesale business sales in 2020, compared with 0.7% in 2019. The marginal increase was mainly due to the higher labor costs.

Outsourced manufacturing costs for our wholesale business were 31.6% of our total wholesale sales in 2020, compared with 33.6% in 2019. This decrease was primarily attributable to increased outsourced orders to our related entities in Vietnam, which have lower labor costs compared to orders outsourced to Chinese factories.

Overhead and other expenses for our wholesale business accounted for 0.5% and 0.2% of our total wholesale sales in 2020 and 2019, respectively.

Gross profit for our wholesale business in 2020 was $29.7 million, a decrease of 25.4% from 2019. As a percentage of total wholesale business sales, gross profit was 25.4% of our total wholesale business sales in 2020, compared with 20.4% in 2019. The increase in gross margin was mainly due to increased outsourced manufacturing costs.

Production costs for our retail business for the year ended December 31, 2020 were $58.7 million compared with $67.6 million for the year ended December 31, 2019. As a percentage of our total retail sales, production costs were 39.1% of our total retail sales for the year ended December 31, 2020, compared with 36.0% for the year ended December 31, 2019. The increase was due to higher discounts on our out-of-season products in the year ended December 31, 2020 compared with the same period of the prior year in percentage of sales.

Rent costs for our retail business for the year ended December 31, 2020 were $30.0 million compared with $41.4 million for the year ended December 31, 2019. As a percentage of total retail sales, rent costs were 20.0% of our total retail sales for the year ended December 31, 2020 compared with 22.0% for the year ended December 31, 2019. The decrease was primarily attributable to lower rent at certain locations.

Gross profit for our retail business for the year ended December 31, 2020 was $61.5 million compared with $79.0 million for the year ended December 31, 2019. Gross margin for our retail business for the year ended December 31, 2020 was 40.9% compared with 42.0% for the year ended December 31, 2019.

Total cost of sales for the year ended December 31, 2020 was $176.1 million, a 33.4% decrease compared with the year ended December 31, 2019. As a percentage of total sales, total costs were 65.9% of total sales for the year ended December 31, 2020, compared with 69.0% for the year ended December 31, 2019. Total gross margin for the year ended December 31, 2020 was 34.1% compared with 31.0% for the year ended December 31, 2019.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. Some of our customers also furnish us with raw materials so that we can manufacture their products. For our wholesale business, purchases from our five largest suppliers represented in aggregate approximately 18.2% and 14.5%% of raw material purchases for the years ended December 31, 2020 and 2019, respectively. No single supplier provided more than 10% of our raw material purchases for the years ended December 31, 2020 and 2019. For our retail business, purchases from our five largest suppliers represented approximately 97.1% and 93.3% of raw material purchases for the year ended December 31, 2020 and 2019, respectively. Five suppliers provided approximately 34.6%, 19.8%, 16.0%, 15.9% and 10.8% of our raw material purchases for the year ended December 31, 2019. Five suppliers provided approximately 35.6%, 19.6%, 15.2%, 12.9% and 10.2% of our raw material purchases for the year ended December 31, 2019. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

We also purchase finished goods from contract manufacturers. For our wholesale business, purchases from our five largest contract manufacturers represented approximately 45.1% and 41.4% of finished goods purchases for the year ended December 31, 2020 and 2019, respectively. Two contract manufacturers provided approximately 12.6% and 11.2% of our finished goods purchases for the year ended December 31, 2020. Two contract manufacturers provided approximately 10.4% and 10.2% of our finished goods purchases for the year ended December 31, 2019. For our retail business, our five largest contract manufacturers represented approximately 13.4% and 18.0% of finished goods purchases for the year ended December 31, 2020 and 2019, respectively. No contract manufacturer provided more than 10% of our retail finished goods purchases for the years ended December 31, 2020 and 2019. We have not experienced difficulty in obtaining finished products from our contract manufacturers and we believe we maintain good relationships with our contract manufacturers.

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

	Year ended December 31,				Increase (Decrease) in 2020 Compared
	2020		2019		to 2019
	(In thousands of U.S. dollars, except for percentages)
Gross Profit	$91,213	34.1%	$118,771	31.0%	(23.2)%
Operating Expenses:
Selling Expenses	55,894	20.9	80,180	20.9	(30.3)
General and Administrative Expenses	31,176	11.7	35,123	9.2	(11.2)
Total	87,070	32.65	115,303	30.1	(24.5)
Income from Operations	$4,143	1.5%	$3,468	0.9%	19.5%

Selling expenses for the year ended December 31, 2020 were $56.0 million, a 30.3% decrease compared with the year ended December 31, 2019. The decrease was attributable to lower retail sales.

General and administrative expenses for the year ended December 31, 2020 were $31.2 million an 11.2% decrease compared with the year ended December 31, 2019. As a percentage of total sales, general and administrative expenses accounted for 11.7% of total sales for the year ended December 31, 2020, compared with 9.2% of total sales for the year ended December 31, 2019. The decrease in absolute amount was mainly attributable to the decline in number of stores.

Income from Operations

Income from operations for the year ended December 31, 2020 was $4.1 million, a 17.1% increase from $3.5 million for the year ended December 31, 2019. This increase was due to decreased selling expenses.

Interest Expense

Interest expense was $2.3 million and $1.2 million for the years ended December 31, 2020 and 2019, respectively. The increase was due to the increased bank loans.

Other Income

Other income was $1.9 million and $0.7 million for the years ended December 31, 2020 and 2019, respectively. The increase was mainly due to the higher other operating income.

Income Tax Expenses

Income tax expense for the year ended December 31, 2020 was $2.5 million, a 45.6% decrease compared to the same period of 2019. The decrease was primarily due to lower taxable income.

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

New U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, no deferred tax expense (income) relating to the Tax Act changes for the year ended December 31, 2020.

Net Income attributable to the Company

Net income for the year ended December 31, 2020 was $3.3 million, an increase of 168.5% compared with the same period in 2019. Our basic and diluted earnings per share were $0.22and $0.09 for the years ended December 31, 2020 and 2019, respectively.

Summary of Cash Flows

Summary cash flows information for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019
	(In thousands of U.S. dollars)
Net cash provided by operating activities	$40,456	$3,985
Net cash used in investing activities	$(10,955)	$(8,675)
Net cash provided by financing activities	$33,919	$6,117

Net cash provided by operating activities was $40.5 million for the year ended December 31, 2020, compared with net cash provided by $4.0 million during the year ended December 31, 2019. The increase was primarily due to decrease in accounts receivable.

Net cash used in investing activities was $11.0 million for the year ended December 31, 2020, compared with $8.7 million during the year ended December 31, 2019. This increase was mainly due to new investment in trading securities and a partnership.

Net cash provided by financing activities was $33.9 million for the year ended December 31, 2020 compared with net cash provided by $6.1 million during the year ended December 31, 2019. During the year ended December 31, 2020, we repaid $58.7 million of bank loans and received bank loan proceeds of $90.7 million. Also, under the counter-

guarantee agreement, we received $9.5 million from and paid $7.7 million to the related party during the year ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2020, we had cash and cash equivalents of $81.9 million, other current assets of $166.4 million and current liabilities of $189.3 million. We presently finance our operations primarily from cash flows from operations and bank loans and we anticipate that these will continue to be our primary sources of funds to finance our short-term cash needs.

Bank Loans

In August 2020, Ever-Glory Apparel entered into a line of credit agreement for approximately $3.1 million (RMB20.0 million) with the Shanghai Pudong Development Bank and guaranteed by Goldenway. As of December 31, 2020, Ever-Glory Apparel had borrowed $2.3 million (RMB 15.0 million) under this line of credit with annual interest 3.01% and due on September 2021. As of December 31, 2020, approximately $0.8 million was unused and available under this line of credit.

From March 2020 to July 2020, Ever-Glory Apparel entered into a certificate of three-year time deposit of $29.1 million (RMB190.0 million) with the Shanghai Pudong Development Bank with annual interest rates ranging from 3.75% to 3.99%. From July to November 2020, Ever-Glory Apparel pledged the certificate of three-year time deposit to the Shanghai Pudong Development Bank and Ever-Glory Apparel had borrowed $29.1 million (RMB 190.0 million) under this line of certificate with an annual interest rate from 2.50% to 3.10% and due on between May 2021 and October 2021.

In December 2020, Goldenway entered into a certificate of three-year time deposit of $16.9 million (RMB110.0 million) with the Shanghai Pudong Development Bank with an annual interest rate of 3.85%. From November to December 2020, Goldenway pledged the certificate of three-year time deposit to the Shanghai Pudong Development Bank and Goldenway had borrowed $10.7 million (RMB 70.0 million) under this line of certificate with an annual interest rate 2.90% and due between May 2021 and December 2021.

In April 2020, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $6.1 million (RMB40.0 million). These loans are collateralized by the Company’s property and equipment. As of December 31, 2020, Goldenway had borrowed $6.1 million (RMB40.0 million) from Industrial and Commercial Bank of China with an annual interest rate 4.57% and due in August 2021.

In July 2019, Ever-Glory Apparel entered into a line of credit agreement for approximately $15.3 million (RMB100.0 million) with Industrial and Commercial Bank of China, which is collateralized by assets of Nanjing Knitting, an equity investee of Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of December 31, 2020, Ever-Glory Apparel had borrowed $15.3 million (RMB 100.0 million) under this line of credit with annual interest rates ranging from 3.95% to 4.35% and due between March 2021 to October 2021.

In April 2020, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $6.9 million (RMB45.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of December 31, 2020, approximately $6.9 million was unused and available under this line of credit.

In June 2020, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.1 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of December 31, 2020, LA GO GO had borrowed $2.3 million (RMB 15.0 million) under this line of credit with annual interest 4.55% and due in September 2021. As of December 31, 2020, approximately $0.8 million was unused and available under this line of credit.

In September 2019, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.2 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of December 31, 2020, approximately $9.2 million was unused and available under this line of credit.

In August 2019, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $2.5 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of December 31, 2020, approximately $2.5 million was unused and available under this line of credit.

In April 2020, Ever-Glory Apparel entered into a line of credit agreement for approximately $4.6 million (RMB30.0 million) with Bank of China and guaranteed by Jiangsu Ever-Glory. These loans are also collateralized by assets of Jiangsu Ever-Glory’s equity investee, Chuzhou Huarui, under a collateral agreement executed by Ever-Glory Apparel, Chuzhou Huarui and Bank of China. As of December 31, 2020, approximately $4.6 million was unused and available under this line of credit.

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

As of December 31, 2020, we had access to approximately $50.8 million in lines of credit, of which approximately $24.8 million was unused and available. These credit facilities do not include any covenants. We have agreed to provide Jiangsu Ever-Glory a counter-guarantee of not more than 70% of the maximum aggregate lines of credit and borrowings guaranteed by Jiangsu Ever-Glory and collateralized by the assets of Jiangsu Ever-Glory under agreements executed between the Company, Jiangsu Ever-Glory and the banks. The maximum aggregate lines of credit and available borrowings was approximately $36.0 million (RMB 235 million) and approximately $3.1 (RMB 20.0 million) was provided to Jiangsu Ever-Glory as the counter guarantee as of December 31, 2020.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004, the exchange rate of RMB to the dollar remained constant at RMB 8.26 to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from RMB 8.26 to 8.09 to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of

December 31, 2020, the market foreign exchange rate had increased to RMB 6.98 to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future and will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Haian TaiXin, Ever-Glory Apparel, Taixin, He Meida, Huirui, Shanghai LA GO GO, Yalan, Shanghai Yiduo, Tianjin LA GO GO and Jiangsu LA GO GO (whose functional currency is RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation loss for the year ended December 31, 2020 and 2019 was $8.9 million and ($0.7 million), respectively.

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

As of December 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Ever-Glory International Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ever-Glory International Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States.

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

Emphasis of a Matter

The Company has significant transactions and relationships with related parties, including entities controlled by the Company’s Chairman and Chief Executive Officer and by the Company’s major shareholder, which are described in Note 11 to the financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite conditions of competitive, free market dealings may not exist.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the Consolidated Financial Statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Accounts Receivable

As described in Note 2 to the financial statements, an allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history of its customers or stores and current relationships with them. The Company writes off accounts receivable when amounts are deemed uncollectible. The assessment gives consideration to overall market conditions, customer credit history and current relationship with it, client’s current performance, and conditions of stores. The assessment also includes certain legal proceedings the Company filed against customers, as described in Note 12 to the financial statements. As of December 31, 2020, the Company’s allowance for doubtful account balance was $6.5 million.

The principal considerations for our determination that auditing management’s assessment of allowance for doubtful accounts is a critical audit matter are there was significant judgment made by management when considering factors in management’s assessment on collectability of the accounts receivables as described above, as well as the likelihood of the occurrence of these factors impacting the collectability. In turn, such management’s assessment led to challenging and subjective auditor judgment in performing our audit procedures.

Our audit procedures included, among others, understanding of controls relating to management assessment of accounts receivable allowance, interviewing customer account managers, examining transactions related documents, testing historical collections for estimation accuracy, and collections subsequent to the balance sheet date. Our procedures also included confirming balances with customers and stores, searching public information for the operating and financial conditions of the customers and stores, and interviewing the business contacts with the Company. To audit management’s assessment of collectability of accounts receivables in legal proceedings, we obtained relevant court documents, legal counsels’ opinions, and evaluating the sufficiency of the Company’s disclosures to such assessment.

Existence and Valuation of Retail Inventories

As described in Note 2 to the consolidated financial statements, retail inventories are stated at the lower of average cost or net realizable value, cost being determined on a specific identification method. As of December 31, 2020, the carrying value of the Company’s retail inventory balance was $ 42.2 million.

The principal considerations for our determination that auditing the existence and valuation of the Company’s retail inventory balance is a critical audit matter are there were 936 retail stores and 3 logistics centers carrying inventories as of the balance sheet dates, and inventory estimating net realizable value requires significant judgment. Accordingly, this led to significant procedures and subjective auditor judgment in performing our audit.

Our audit procedures included, among others, understanding of controls relating to the management’s physical controls in the Company’s logistics centers and retail stores, testing the controls over monthly retail store physical counts, testing the accuracy of the inventory system, observing the physical counts around yearend at all logistics centers and certain retail stores selected by us, and reconciling to the balance sheet date, and comparing the number of items sold to the statements provided by shopping malls. Our audit procedures to test the Company’s retail inventory valuation included testing the Company’s execution of their write-off policy, performing analytical procedures such as gross margin analysis to identify if products were sold below cost, reviewing inventory aging analyses, and comparing sales prices subsequent to the yearend inventory cost.

/s/ B F Borgers CPA PC

We have served as the Company’s auditor since 2017.

Lakewood, Colorado

March 30, 2021

 EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)
AS OF DECEMBER 31, 2020 AND 2019

	2020	2019
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$81,865	$48,551
Restricted cash	39,858	2,204
Trading securities	1,792	-
Accounts receivable, net	53,285	78,053
Inventories	53,893	67,355
Advances on inventory purchases	10,261	9,681
Value added tax receivable	1,244	2,495
Other receivables and prepaid expenses	5,479	5,293
Amounts due from related parties	567	123
Total Current Assets	248,244	213,755

NONCURRENT ASSETS
Equity security investment	3,932	-
Intangible assets, net	4,794	4,729
Property and equipment, net	32,164	28,812
Operating lease right-of-use assets	41,690	53,379
Deferred tax assets	902	996
Total Non-Current Assets	83,482	87,916
TOTAL ASSETS	$331,726	$301,671

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank loans	$65,919	$29,931
Accounts payable	67,762	72,418
Accounts payable and other payables – related parties	3,764	4,811
Other payables and accrued liabilities	16,073	19,137
Value added and other taxes payable	909	1,657
Income tax payable	1,062	1,142
Current operating lease liabilities	33,481	44,888
Total Current Liabilities	188,970	173,984

NONCURRENT LIABILITIES
Non-current operating lease liabilities	8,307	8,537
TOTAL LIABILITIES	197,277	182,521

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY
Stockholders’ equity:
Common stock ($0.001 par value, authorized 50,000,000 shares, 14,809,160 and 14,801,770 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively)	15	15
Additional paid-in capital	3,650	3,640
Retained earnings	109,171	106,328
Statutory reserve	20,376	19,939
Accumulated other comprehensive income (loss)	4,590	(4,330)
Amounts due from related party	(3,353)	(4,932)
Total equity attributable to stockholders of the Company	134,449	120,660
Noncontrolling interest	-	(1,510)
Total Equity	134,449	119,150
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$331,726	$301,671

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019

SALES	$267,354	$383,101

COST OF SALES	176,141	264,330

GROSS PROFIT	91,213	118,771

OPERATING EXPENSES
Selling expenses	55,894	80,180
General and administrative expenses	31,176	35,123
Total operating expenses	87,070	115,303

INCOME FROM OPERATIONS	4,143	3,468

OTHER INCOME (EXPENSE)
Interest income	1,014	1,003
Interest expense	(2,345)	(1,222)
Loss on deconsolidation of a subsidiary	(1,085)	-
Gain from changes in fair values of investments	950	-
Government subsidy	1,235	1,809
Other income	1,830	723
Total other income	1,599	2,313

INCOME BEFORE INCOME TAX EXPENSE	5,742	5,781

INCOME TAX EXPENSE	(2,469)	(4,562)

NET INCOME	3,273	1,219

Net loss (income) attributable to the non-controlling interest	7	51
NET INCOME ATTRIBUTABLE TO THE COMPANY	$3,280	$1,270

NET INCOME	$3,273	$1,219
Foreign currency translation income (loss)	8,920	(660)
COMPREHENSIVE INCOME	$12,193	$559

Comprehensive (loss) income attributable to the noncontrolling interest	7	41

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$12,200	$610
EARNINGS PER SHARE ATTRIBUTABLE TO THE COMPANY’S STOCKHOLDERS:
Basic and diluted	$0.22	$0.09
Weighted average number of shares outstanding Basic and diluted	14,806,778	14,801,770

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

			Additional	Retained Earnings		Accumulated other	Amounts due from	Total equity attributable to stockholders	Non-
	Common Stock		paid-in		Statutory	Comprehensive	related	of the	controlling	Total
	Shares	Amount	capital	Unrestricted	reserve	income	party	Company	Interest	equity
Balance at January 1, 2019	14,798,198	$15	$3,627	$105,914	$19,083	$(3,578)	$(10,354)	$114,707	$(1,551)	$113,156

Stock issued for compensation	3,572	-	13	-	-	-	-	13		13
Net income (loss)	-	-	-	1,270	-	-	-	1,270	(51)	1,219
Transfer to reserve	-	-	-	(856)	856	-	-	-		-
Net cash paid to related party under counter guarantee agreement	-	-	-	-	-	-	5,422	5,422	-	5,422
Foreign currency translation (loss) gain						(752)		(752)	92	(660)
Balance at December 31, 2019	14,801,770	$15	$3,640	$106,328	$19,939	$(4,330)	$(4,932)	$120,660	$(1,510)	$119,150

Stock issued for compensation	7,390	-	10	-	-	-	-	10		10
Net income (loss)	-	-	-	3,280	-	-	-	3,280	(7)	3,273
Transfer to reserve	-	-	-	(437)	437	-	-	-		-
Net cash paid to related party under counter guarantee agreement (Note 11)	-	-	-	-	-	-	1,579	1,579	-	1,579
Deconsolidation of Yiduo	-	-	-	-	-	-	-	-	1,517	1,517
Foreign currency translation gain						8,920		8,920	-	8,920
Balance at December 31, 2020	14,809,160	$15	$3,650	$109,171	$20,376	$4,590	$(3,353)	$134,449	$-	$134,449

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,273	$1,219
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	5,291	8,239
Loss from sale of property and equipment	209	9
Loss on deconsolidation of a subsidiary	1,085	-
Provision of bad debt allowance	1,117	1,062
Provision for obsolete inventories	6,753	2,804
Changes in fair value of trading securities	(131)	-
Changes in fair value of investment	(819)	-
Deferred income tax	154	(1,472)
Stock-based compensation	10	12
Changes in operating assets and liabilities
Accounts receivable	27,173	6,652
Inventories	10,161	(5,145)
Value added tax receivable	1,336	1,077
Other receivables and prepaid expenses	(135)	2,394
Advances on inventory purchases	(28)	(3,395)
Amounts due from related parties	(480)	67
Accounts payable	(9,316)	(2,305)
Accounts payable and other payables- related parties	(1,145)	176
Other payables and accrued liabilities	(3,098)	(4,052)
Value added and other taxes payable	(806)	(2,948)
Income tax payable	(148)	(409)
Net cash provided by operating activities	40,456	3,985

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(6,354)	(8,675)
Purchases of trading securities	(2,644)	-
Proceeds from trading securities	979	-
Investment in a partnership	(2,936)	-
Net cash used in investing activities	(10,955)	(8,675)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	90,729	59,528
Repayment of bank loans	(58,658)	(58,665)
Net collection (advance) of amounts due from related party (equity)	1,848	5,254
Net cash provided by financing activities	33,919	6,117

EFFECT OF EXCHANGE RATE CHANGES ON CASH	7,548	2,316

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	70,968	3,743

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	50,755	47,012

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$121,723	$50,755

Reconciliation of cash, cash equivalents and restricted cash reported within their consolidated balance sheets:

Cash and Cash Equivalents	81,865	48,551
Restricted cash	39,858	2,204
	$121,723	$50,755

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net asset (liabilities) derecognized due to deconsolidation of a subsidiary	1,164	-
Cash paid during the period for:
Interest	$2,345	$1,222
Income taxes	$2,469	$6,327

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 AND 2019

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION

Ever-Glory International Group, Inc. (the “Company”), together with its subsidiaries, is an apparel manufacturer, supplier and retailer in The People’s Republic of China (“China or “PRC”), with a wholesale segment and a retail segment. The Company’s wholesale business consists of recognized brands for department and specialty stores located in China, Europe, Japan and the United States. The Company’s retail business consists of flagship stores and store-in-stores for the Company’s own-brand products. The following are the Company’s subsidiaries as of December 31, 2020:

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

Nanjing Rui Lian Technology Company Limited (“Nanjing Rui Lian”) , a wholly-owned subsidiary of Ever-Glory Apparel, was incorporated in the PRC in 2020.

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

Shanghai LA GO GO acquired 78% of the shares of Shanghai Yiduo Fashion Company Limited (“Shanghai Yiduo”) in March 2015. Shanghai Yiduo was incorporated in the PRC in 2011. The Company deconsolidated Yiduo due to its bankruptcy in December 2020. Fortunately, the Company retained Yiduo developed brand “idole” as the brand was transferred to La Go Go long before Yiduo’s bankruptcy.

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

Use of Estimates and Assumptions

In preparing our consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates include the assumptions used to the estimates of the allowance for deferred tax assets, and the accounts receivable allowance, and impairment of long-lived assets and inventory write off, value tax liabilities, and derivative financial instruments.

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents include cash on hand and demand deposits with banks with original maturities within three months. If cash or bank deposits are held for a specific purpose and thus not available to the Company for immediate or general business use, these restricted cash and deposits are presented as a separate item in the balance sheet when they are material. As of December 31, 2020, the Company pledged $40.0 million with the banks for the bank borrowings. These amounts are restricted within one year and are presented as restricted cash in the balance sheets.

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

As of December 31, 2020 and 2019, $1.1 million and $1.0 million of bad debt expense have been made in the consolidated financial statements respectively. The allowance for doubtful account balances as of December 31, 2020 and 2019 are $6.5 million and $5.3 million, respectively.

Inventories

Wholesale inventories are stated at lower of cost or net realizable value, cost being determined on a specific identification method. The Company manufactures products upon receipt of orders from its customers. All products must pass the customers’ quality assurance procedures before delivery. Therefore, products are rarely returned by customers after delivery.

Retail inventories are stated at the lower of average cost or net realizable value, cost being determined on a specific identification method. The Company writes down or writes off slow-moving or obsolete materials and finished goods aged more than two years.

Property and Equipment, net

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

Fair Value Measurements

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

At December 31, 2020 and 2019, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions that management considers to be of a high quality, and trading securities, and equity security investment.

Management has estimated that the carrying amounts of non-related party financial instruments approximate their fair values due to their short-term maturities. The fair value of amounts due from (to) related parties is not practicable to estimate due to the related party nature of the underlying transactions.

As of December 31, 2020 and December 31, 2019, the Company has no derivative liability.

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

Local transportation charges and production inspection charges are included in selling expenses and totaled $3.9 million and $3.2 million in the years ended December 31, 2020 and 2019, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs for the years ended December 31, 2020 and 2019 amounted to $1.1 million and $1.0 million, respectively.

Government subsidies

Government subsidies are recognized when received and when all the conditions for their receipt have been met. Subsidies that compensate the Company for expenses incurred are recognized as a reduction of expenses in the consolidated statements of operations. Subsidies that are not associated with expenses are recognized as government subsidy. Ten of the Company’s PRC subsidiaries received government subsidies of $1.2 million and $1.8 million for the years ended December 31, 2020 and 2019, respectively, which was recorded in other income when subsidies were received and all the conditions were met.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2020 and 2019. The Company’s effective tax rate differs from the PRC statutory rate primarily due to non-deductible expenses, temporary differences, and preferential tax treatment.

The Company files income tax returns with the relevant government authorities in the U.S. and the PRC.

Foreign Currency Translation and Other Comprehensive Income

The reporting currency of the Company is the U.S. dollar. The functional currency of Ever-Glory, Perfect Dream, Ever-Glory HK and Ever-Glory Supply Chain is the U.S. dollar. The functional currency of Goldenway, New Tailun, Catch-luck, Haian TaiXin, Nanjing Rui Lian, Ever-Glory Apparel, Shanghai LA GO GO, Jiangsu LA GO GO, Tianjin LA GO GO, He Meida, Huirui, Yalan, Yiduo and Taixin is the Chinese RMB.

For the subsidiaries whose functional currency is the RMB, all assets and liabilities are translated at the exchange rate on the balance sheet date; equity is translated at historical rates and items in the statement of income are translated at the average rate for the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of equity and amounted to $4.6 million and ($4.34 million) as of December 31, 2020 and 2019, respectively. Assets and liabilities at December 31, 2020 and 2019 were translated at RMB6.52 and RMB6.98 to $1.00 respectively. The average translation rates applied to income statement accounts and consolidated statements of cash flows for the years ended December 31, 2020 and 2019 were RMB6.90 and RMB6.90 to $1.00, respectively. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Translation gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred and amounted a loss of $2.5 million and a loss of $0.77 million for the years ended December 31, 2020 and 2019, respectively.

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

As of December 31, 2020 and 2019, there were no securities that could potentially dilute basic EPS and would be included in the calculation of diluted EPS.

Segments

The Company applies ASC 280 “Segment Reporting” which establishes standards for operating information regarding operating segments in financial statements and requires selected information for those segments to be presented in financial reports issued to stockholders. ASC 280 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company reports financial and operating information in two segments:

(1)	Wholesale apparel manufacture and sales
(2)	Retail sales of own-brand clothing. There were 936 retail stores and 3 logistics centers carrying inventories as of December 31, 2020.0

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

NOTE 3 INVESTMENTS

Trading securities

Investments in equity securities of certain US public companies are accounted for as trading securities and measured subsequently at fair value in the consolidated balance sheets. Net gains and losses recognized during the periods are summarized as follows (In thousands of U.S. Dollars).

	December 31, 2020	December 31, 2019
	(In thousands of U.S. Dollars)
Net gains and (losses) recognized during the period on equity securities	$131	$-
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	77	-
Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting date	$54	$-

Equity security investment

In August 2020, Ever-Glory Apparel invested $2.9 million (RMB 20.0 million) for 2.38% ownership in a partnership (“Partnership”). In December 2020, the Partnership invested in a public company in China. As a limited partner, the Company does not have ability to exercise significant influence due to lack of kick-out rights through voting interests. In the meantime, the Company entered an agreement with the general partner of the Partnership (GP) and an individual that the Company has the privilege to sell the ownership interests in the Partnership to GP or the individual for the consideration of the average net asset value ten trading days prior to the closing date, if the Company is not able to withdraw any part of the original investment from the Partnership in the twelve months period beginning the third year of the initial investment (“optional withdrawal period”). If the Company opts to withdraw entire investment during the optional withdrawal period, the GP will compensate up to 8% of annual return on investment. If the return on investment is in excess of 8% for any portion of the investment withdrawn during the optional withdrawal period, then 20% of the return in excess of 8% will be shared with the individual. The Company may also continue to invest in the Partnership beyond the optional withdrawal period, but none of above agreement with the GP and the individual is in place.

In December 2020, the Partnership invested in a public company in China. Since there is now readily determinable fair value of the equity investment, the Company started to measure its equity investment using the public company’s stock price and the Company’s share. The Company reported this investment at fair value since at December 31, 2020. At each reporting period, the Company made a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. There is no significant adverse change in the regulatory, economic, or technological environment of the investee. So the investment was not impaired at December 31, 2020.

NOTE 4 INVENTORIES

Inventories at December 31, 2020 and 2019 consisted of the following:

	December 31, 2020	December 31, 2019
	(In thousands of U.S. Dollars)
Raw materials	$1,297	$1,468
Work-in-progress	8,130	8,025
Finished goods	44,466	57,862
Total inventories	$53,893	$67,355

Provision for obsolete inventories was $6.8 million and $2.8 million for the years ended December 31, 2020 and 2019, respectively.

NOTE 5 INTANGIBLE ASSETS

Land use rights

In 2006, the Company obtained a fifty-year land use right on 112,442 square meters of land in the Nanjing Jiangning Economic and Technological Development Zone.

In 2014, the Company obtained a fifty-year land use right on 23,333 square meters of land in the Suzhou Kunshan Jinxi Tower Jinxing Road.

In 2015, the Company obtained a fifty-year land use right on 33,427 square meters of land in the Tianjin Wuqing Development Zone.

Land use rights at December 31, 2020 and 2019 consisted of the following:

	2020	2019
	(In thousands of U.S. Dollars)
Land use rights	$5,727	$5,456
Less: accumulated amortization	(1,321)	(727)
Land use rights, net	$4,406	$4,729

Amortization expense was $0.11 million and $0.12 million for the years ended December 31, 2020 and 2019, respectively. Future expected amortization expense for land use rights is approximately $0.11 million for each of the next five years.

NOTE 6 PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2020 and 2019

	2020	2019
	(In thousands of U.S. Dollars)
Property and plant	$26,339	$24,384
Leasehold improvements	17,070	19,914
Equipment and machinery	2,724	2,448
Office equipment and furniture	8,363	7,567
Motor vehicles	1,959	2,048
	56,455	56,361
Less: accumulated depreciation	(29,570)	(28,330)
Construction-in-progress	5,279	781
Property and equipment, net	$32,164	$28,812

Depreciation expense was $5.08 million and $8.11 million for the years ended December 31, 2020 and 2019, respectively.

NOTE 7 OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2020 and 2019 consisted of the following:

	2020	2019
	(In thousands of U.S. Dollars)
Advance from customers	$2,054	$2,497
Accrued wages and welfare	5,028	7,459
Supplier quality assurance deposits	2,217	2,431
Other payables	6,774	6,750
Total other payables and accrued liabilities	$16,073	$19,137

NOTE 8 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short term bank loans consisted of the following as of December 31, 2020, and 2019.

	December 31, 2020	December 31, 2019
Bank	(In thousands of U.S. Dollars)
Shanghai Pudong Development Bank	$42,157	$-
Industrial and Commercial Bank of China	21,462	18,629
Nanjing Bank	2,300	6,449
Bank of Communications	-	1,426
HSBC	-	561
China Minsheng Bank	-	2,866
	$65,919	$29,931

In August 2020, Ever-Glory Apparel entered into a line of credit agreement for approximately $3.1 million (RMB20.0 million) with the Shanghai Pudong Development Bank and guaranteed by Goldenway. As of December 31, 2020, Ever-Glory Apparel had borrowed $2.3 million (RMB 15.0 million) under this line of credit with annual interest 3.01% and due on September 2021. As of December 31, 2020, approximately $0.8 million was unused and available under this line of credit.

From March 2020 to July 2020, Ever-Glory Apparel entered into a certificate of three-year time deposit of $29.1 million (RMB190.0 million) with the Shanghai Pudong Development Bank with annual interest rates ranging from 3.75% to 3.99%. From July to November 2020, Ever-Glory Apparel pledged the certificate of three-year time deposit to the Shanghai Pudong Development Bank and Ever-Glory Apparel had borrowed $29.1 million (RMB 190.0 million) under this line of certificate with an annual interest rate from 2.50% to 3.10% and due between May 2021 and October 2021.

In December 2020, Goldenway entered into a certificate of three-year time deposit of $16.9 million (RMB110.0 million) with the Shanghai Pudong Development Bank with an annual interest rate of 3.85%. From November to December 2020, Goldenway pledged the certificate of three-year time deposit to the Shanghai Pudong Development Bank and Goldenway had borrowed $10.7 million (RMB 70.0 million) under this line of certificate with an annual interest rate 2.90% and due between May 2021and December 2021.

In April 2020, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $6.1 million (RMB40.0 million). These loans are collateralized by the Company’s property and equipment. As of December 31, 2020, Goldenway had borrowed $6.1 million (RMB40.0 million) from Industrial and Commercial Bank of China with an annual interest rate 4.57% and due in August 2021.

In July 2019, Ever-Glory Apparel entered into a line of credit agreement for approximately $15.3 million (RMB100.0 million) with Industrial and Commercial Bank of China, which is collateralized by assets of Nanjing Knitting, an equity investee of Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of December 31, 2020, Ever-Glory Apparel had borrowed $15.3 million (RMB 100.0 million) under this line of credit with annual interest rates ranging from 3.95% to 4.35% and due between March 2021 to October 2021.

In April 2020, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $6.9 million (RMB45.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of December 31, 2020, approximately $6.9 million was unused and available under this line of credit.

In June 2020, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.1 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of December 31, 2020, LA GO GO had borrowed $2.3 million (RMB 15.0 million) under this line of credit with annual interest 4.55% and due in September 2021. As of December 31, 2020, approximately $0.8 million was unused and available under this line of credit.

In September 2019, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.2 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of December 31, 2020, approximately $9.2 million was unused and available under this line of credit.

In August 2019, Ever-Glory Apparel and Goldenway collectively entered into a secured banking facility agreement for a combined revolving import facility, letter of credit, invoice financing facilities and a credit line for treasury products of up to $2.5 million with the Nanjing Branch of HSBC (China) Company Limited (“HSBC”). This agreement is guaranteed by the Company and Mr. Kang. As of December 31, 2020, approximately $2.5 million was unused and available under this line of credit.

In April 2020, Ever-Glory Apparel entered into a line of credit agreement for approximately $4.6 million (RMB30.0 million) with Bank of China and guaranteed by Jiangsu Ever-Glory. These loans are also collateralized by assets of Jiangsu Ever-Glory’s equity investee, Chuzhou Huarui, under a collateral agreement executed by Ever-Glory Apparel, Chuzhou Huarui and Bank of China. As of December 31, 2020, approximately $4.6 million was unused and available under this line of credit.

All bank loans are used to fund our daily operations. All loans have been repaid before or at maturity date.

Total interest expense on bank loans amounted to $2.34 million and $1.22 million for the years ended December 31, 2020 and 2019, respectively.

The annual average interest rate of bank loans was 3.60% and 4.60% for the years ended December 31, 2020 and 2019, respectively.

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

After the tax liability adjustment resulted from the reevaluation of the Company’s tax position (resulting in the company allocating substantially all of the earnings of the Samoan subsidiary to the PRC and reporting such earnings as taxable in the PRC), pre-tax income for the years ended December 31, 2020 and 2019 was taxable in the following jurisdictions:

	2020	2019
	(In thousands of U.S. Dollars)
PRC	$5,752	$6,032
Others	(10)	(251)
	$5,742	$5,781

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the years ended December 31, 2020 and 2019, respectively:

	2020	2019
	(In thousands of U.S. Dollars)
PRC statutory rate	25.0%	25.0%
Temporary difference between US GAAP and PRC tax accounting	18.0	53.9
Effective income tax rate	43.0%	78.9%

Income tax expense for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019
	(In thousands of U.S. Dollars)
Current	$2,375	$5,912
Deferred	94	(1,350)
Income tax expense	$2,469	$4,562

The Company’s deferred tax assets and liabilities arise from differences between US GAAP and PRC tax accounting for certain revenue and expense items, including timing of deduction of losses from allowances.

The Company has not recorded U.S. deferred income taxes on approximately $111.3 million of its non-U.S. subsidiaries’ undistributed earnings because such amounts are intended to be reinvested outside the United States indefinitely. The U.S. Tax Reform signed into law on December 22, 2017 significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, no deferred tax expense (income) relating to the Tax Act changes for the year ended December 31, 2020.

NOTE 10 STOCKHOLDERS’ EQUITY

Stock Issued to Independent Directors

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

As of December 31, 2020, New-Tailun, Tianjin La GO GO, Haian TaiXin, Huirui, Nanjing Taixin, and Catch-Luck had fulfilled the 50% statutory reserve contribution requirement; therefore no further transfers are required for those entities. In 2020, Goldenway appropriated $0.08 million and Ever-Glory Apparel appropriated $0.36 million to the statutory reserve.

NOTE 11 RELATED PARTY TRANSACTIONS

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

	2020	2019
	(In thousands of U.S. Dollars)
The Company received from the customers	$16	71
The Company paid to Wubijia	(16)	(58)
The net income recorded as other income	$-	$13

Included in other income for the years ended December 31, 2020 and 2019 is rental income from EsC’Lav, the entity controlled by Mr. Kang under operating lease agreement with term through 2020. The rental income is $23,945 and $26,100 for the years ended December 31, 2020 and 2019, respectively.

Other expenses due to Related Parties

Included in other expenses for the years ended December 31, 2020 and 2019 are rental expenses due to entities controlled by Mr. Kang under operating lease agreements as follows:

	2020	2019
	(In thousands of U.S. Dollars)
Chuzhou Huarui	$207	$207
Kunshan Enjin	87	87
Total	$294	$294

The Company leases Chuzhou Huarui and Kunshan Enjin’s warehouse spaces because the locations are convenient for transportation and distribution.

Purchases from, and Sub-contracts with Related Parties

The Company purchased raw materials of $1.10 million and $1.20 million during the years ended 2020 and 2019, respectively, from Nanjing Knitting.

In addition, the Company sub-contracted certain manufacturing work to related companies totaling $17.0 million and $24.2 million for the years ended December 31, 2020 and 2019, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Purchases with related parties included in cost of sales for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$11,335	$12,952
Chuzhou Huarui	2,240	6,200
Fengyang Huarui	1,352	2,225
Nanjing Ever-Kyowa	948	1,534
Nanjing Knitting	1,096	1,201
EsC’Lav	39	136
Total	$17,010	$24,248

Accounts Payable – Related Parties

The accounts payable to related parties at December 31, 2020 and 2019 are as follows:

	2020	2019
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$1,727	2,260
Fengyang Huarui	150	414
Nanjing Ever-Kyowa	384	386
Chuzhou Huarui	1,234	1,064
Nanjing Knitting	257	186
Jiangsu Ever-Glory	12	501
Total	$3,764	$4,811

 Amounts Due From Related Parties – Current Assets

The amounts due from related parties at December 31, 2020 and 2019 are as follows:

	2020	2019
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$567	$123

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. During 2020 and 2019, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices. The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at cost for $0.9 million and $2.0 million during 2020 and 2019, respectively. Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at cost for $1.5 million and $2.0 million during 2020 and 2019, respectively.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon the expiration or termination of the underlying lines of credit and is to pay an annual interest at the rate of 6.0% of the amounts provided. As of December 31, 2020 and 2019, Jiangsu Ever-Glory had provided guarantees for approximately $36.0 million (RMB 235.0 million) and $33.0 million (RMB 230.0 million) of lines of credit obtained by the Company, respectively. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. As of December 31, 2020 and 2019, the value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $31.5 million (RMB 205.5 million) and $29.4 million (RMB 205.5 million), respectively. Mr. Kang has also provided a personal guarantee for $14.8 million (RMB 96.3 million) and $14.5 million (RMB 100.0 million) at the years ended of December 31, 2020 and 2019, respectively.

As of December 31, 2019, $4.7 million (RMB 32.8 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the year ended December 31, 2020, an additional $7.7 million (RMB 52.8 million) was provided to and repayment of $9.5 million (RMB 65.6 million) was received from Jiangsu Ever-Glory under the counter-guarantee agreement. As of December 31, 2020, the amount of the counter-guarantee had decreased to $3.1 million (RMB 20.0 million) (the difference represents currency exchange adjustment of $0.1 million), which was 8.5% of the aggregate amount of lines of credit. This amount plus accrued interest of $0.04 million (2020) and $0.3 million (2019) have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. As of December 31, 2020 and 2019, the amount classified as a reduction of equity was $3.4 million and $4.9 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. Since January 1, 2019, the interest rate has changed to 0.3625% as the bank benchmark interest rate decreased. Interest income for the years ended December 31, 2020 and 2019 was approximately $0.04 million and $0.3 million, respectively.

NOTE 12 COMMITMENTS AND CONTINGENCIES

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

In the year ended December 31, 2020, the costs of the leases recognized in cost of revenues and general administrative expenses are $29.9 million and $0.8 million, respectively. Cash paid for the operating leases including in the operating cash flows was $30.7 million. In the year ended December 31, 2019, the costs of the leases recognized in cost of revenues and general administrative expenses are $8.0 and $0.7 million, respectively. Cash paid for the operating leases including in the operating cash flows was $8.7 million.

The following table summarizes the maturity of operating lease liabilities:

Year ending December 31, (In thousands of U.S. Dollars)
2021	706
2022	706
2023	721
2024	406
2025	406
Thereafter	12,115
Total lease payment	15,060
Less: Interest	6,753
Total	$8,307

Legal Proceedings

From time to time, we may become involved in claims, suits, investigations and proceedings arising in the ordinary course of business.

Lawsuit against Shanghai Chijing

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

Lawsuits against Client A

In November 2020, the Company’s two subsidiaries, Ever-Glory International Group Apparel Inc. and Goldenway Nanjing Garments Company Limited filed a complaint against Client A (“Client A”) for unpaid goods worth RMB 70.15 million ($10.75 million) in the Tianjin No.1 Intermediate People’s Court based on processing contracts between the parties. The Company has applied for interim measures with the court and has frozen bank accounts of Client A for a total amount of RMB 68.12 million ($10.44 million). The Company has delivered goods worth RMB 62.06 million ($9.51 million) to Client A pursuant to the processing contracts. The Company also seeks Client A for the payment of the loss incurred from the cost of raw materials paid to suppliers in the amount of RMB 8.09 million ($1.24 million) in reliance on the processing contracts. The Company estimated it is not more-likely-than-not the Company would lose the lawsuits.

NOTE 13 LOSS ON DECONSOLIATION OF A SUBSIDIARY

On September 21, 2020, Shanghai Yiduo Fashion Company Limited (“Shanghai Yiduo”), one of our subsidiaries, entered involuntary liquidation process in the No. 3 Intermediate People’s Court of Shanghai Municipality. Based on the court’s liquidation order, Jingjiang Maikeer Garment Co., Ltd. (“Maikeer”), which was the petitioner of the involuntary liquidation process, claimed that Shanghai Yiduo owed Maikeer RMB99,162 ($15,201), pursuant to the sales contracts between the parties between 2015 and 2017. The net loss of disposal for Shanghai Yiduo is $1.09 million, which represented our remaining investment in Yiduo. The transaction that resulted in the deconsolidation was not with a related party. Yiduo’s operations before the bankruptcy were immaterial and did not meet the standard to be separately presented as a discontinued operation.

NOTE 14 RISKS AND UNCERTAINTIES

Economic and Political Risks

The Company’s results of operations could be adversely affected by general conditions in the global economy, including conditions that are outside of its control, such as the impact of health and safety concerns from the outbreak of COVID-19. The outbreak in China has resulted in the reduction of customer traffic and temporary closures of shopping malls as mandated by the provincial governments in various provinces of China from late January to March, which has adversely affected the company in the retail business with a decline in sales since February 2020. The Company’s wholesale business is also significantly affected as the Company is facing a sharp decline in its order quantities. Some of the Company’s wholesale clients have also cancelled or postponed existing orders.  Due to the Chinese factories’ shutdowns and traffic restrictions during the outbreak in China and potential shutdowns and traffic restrictions in the countries where the Company’s suppliers are located, The Company’s supply chain and business operations of its suppliers may be affected. Disruptions from the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, personnel absences, or restrictions on the shipment of the Company’s or its suppliers’ or customers’ products, could have adverse ripple effects on the Company’s manufacturing output and delivery schedule. The Company could also face difficulties in collecting its accounts receivables due to the effects of COVID-19 on its customers and risk gaining a large amount of bad debt. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which the Company, its suppliers and customers operate.

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

Concentration risks

For the Company’s wholesale business, the Company had no customer which represented over 10% of the total revenues for the year ended December 31, 2020 and had one customer which represented approximately 24.3% of the total revenues for the year ended December 31, 2019. In 2020 and 2019, sales to our five largest customers generated approximately 38.7% and 47.3% of our total wholesale sales, respectively.

For our wholesale business, purchases from our five largest contract manufacturers represented approximately 45.15% and 41.4% of finished goods purchases for the years ended December 31, 2020 and 2019, respectively.

For the Company’s retail business, the Company had five suppliers represented approximately 10.8%, 15.9%, 16.0%, 19.8% and 34.6% of the total raw materials purchased, respectively during 2020. For the Company’s retail business, the Company had five suppliers represented approximately 10.2%, 12.9%, 15.2%, 19.6% and 35.6% of the total raw materials purchased, respectively during 2019.

For the wholesale business, the Company relied on two manufacturers for 12.6% and 11.2% of total purchased finished goods, respectively during 2020. For the wholesale business, the Company relied on two manufacturers for 10.2% and 10.4% of total purchased finished goods, respectively during 2019.

The Company’s revenues for the years ended December 31, 2020 and 2019 were earned in the following geographic areas:

	2020	2019
	(In thousands of U.S. Dollars)
Mainland China	$29,055	$74,008
Hong Kong China	19,873	26,126
United Kingdom	8,753	14,864
Europe-Other	19,950	25,668
Japan	11,406	18,901
United States	28,172	35,589
Total wholesale business	117,209	195,156
Retail business	150,145	187,945
Total	$267,354	$383,101

Substantially all of the Company’s long-lived assets are located in the PRC as of December 31, 2020 and 2019.

NOTE 15 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)	Wholesale segment

(b)	Retail segment

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
December 31, 2020
Segment profit or loss:
Net revenue from external customers	$117,209	$150,145	$267,354
Income (loss) from operations	$6,765	$(2,622)	$4,143
Interest income	$919	$95	$1,014
Interest expense	$2,070	$275	$2,345
Depreciation and amortization	$1,000	$4,291	$5,291
Income (loss) before income tax expense	$8,122	$(2,380)	$5,742
Income tax expense	$2,087	$382	$2,469
Segment assets:
Additions to property, plant and equipment	$4,700	$1,654	$6,354
Inventory	$11,696	$42,197	$53,893
Total assets	$158,857	$172,869	$331,726

December 31, 2019
Segment profit or loss:
Net revenue from external customers	$195,156	$187,945	$383,101
Income (loss) from operations	$12,376	$(8,908)	$3,468
Interest income	$969	$34	$1,003
Interest expense	$897	$325	$1,222
Depreciation and amortization	$979	$7,260	$8,239
Income (loss) before income tax expense	$13,241	$(7,460)	$5,781
Income tax expense	$3,189	$1,373	$4,562
Segment assets:
Additions to property, plant and equipment	$1,254	$7,411	$8,665
Inventory	$12,659	$54,696	$67,355
Total assets	$88,906	$212,765	$301,671

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

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended December 31, 2020. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were operating effectively as of December 31, 2020.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in Internal Control—Integrated Framework. Based on the criteria described in “Internal Control—Integrated Framework”, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. This annual report does not need an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the fiscal year ended December 31, 2020, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table includes the names, positions held, and ages of our current executive officers and directors as of December 31, 2020:

Name	Age	Position	Held Position Since

Edward Yihua Kang	58	Chief Executive Officer, President, and Director	2005

Jiajun Sun	48	Chief Operating Officer and Director	2005

Jason Jiansong Wang	42	Chief Financial Officer and Secretary	2010

Jianhua Wang (1)(2)(3)	54	Director	2014

Zhixue Zhang (1)(2)(3)	54	Director	2008

Merry Tang (1) (2)(3)	61	Director	2011

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating and Corporate Governance Committee

Each director will hold office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Edward Yihua Kang has served as our President and Chief Executive Officer and as the Chairman of our Board of Directors, since 2005. From December 1993 to January 2008, Mr. Kang served as the President and Chairman of the Board of Directors of Goldenway. Mr. Kang has extensive worldwide managerial and operational experience focusing upon business development and strategic planning. Mr. Kang formerly was the Senior lecturer at the Management College, Nanjing Aeronautics and Astronautics University, and the Vice General Manager of the Import and Export Department of Nanjing Shenda Company. Mr. Kang earned a MS degree from Peking University, a bachelor’s degree in Management from Beijing Aeronautics and Astronautics University and a bachelor’s degree in Engineering from Nanjing Aeronautics and Astronautics University. Mr. Kang’s extensive experience in the garment industry, his acute vision and outstanding leadership capability, as well as his commitment to the Company since its inception make him well-qualified in the Board’s opinion to serve as our Chairman of the Board.

Jiajun Sun has served as our Chief Operating Officer and a member of our Board of Directors since 2005. Mr. Sun also has served as a member of the Board of Directors of Goldenway since 2000 and as a member of the Board of Directors of New-Tailun since 2006. From July 1996 to November 2002, Mr. Sun was the General Manager of International Trade Department at Goldenway. Mr. Sun has more than 16 years’ experience in import and export in the textile industry. Mr. Sun earned his bachelor’s degree from the Wuhan Textile Industry Institute. Mr. Sun has accumulated substantial institutional knowledge of our business and operations.  His managing experiences and analytical skills make him well positioned for his role as one of our Directors.

Jianhua Wang was appointed as a member of the Board of Directors and chairman of the nominating & governance committee on September 24, 2014 and serves on the Audit Committee and compensation committee. Mr. Wang is the Chief Lawyer of Wang Jianhua Law Offices, a boutique law firm based in Kunshan city, Jiangsu Province. Mr. Wang had more than 21 years of practicing experience in corporate, securities and business laws in China. He held numerous honors and distinctions, including being listed as one of Outstanding Young Lawyers of Jiangsu Province. He was a member of the Standing Committee of People’s Political Consultant Committee of Kunshan City. He is currently a member of the Advisory Board of Legal Affairs of The People’s Government of Kunshan City, Vice Chairman of the Entrepreneurs Chamber of Commerce of Peking University Alumni of Suzhou City, Vice Chairman of the Bar of Kunshan City, a member of the Social Security and Labor Law Committee of the Jiangsu Provincial Bar. He had a master’s degree in Executive Master of Business Administration (EMBA) from Guanghua School of Management Peking University.

Zhixue Zhang was appointed to the Board of Directors in March 2008 and serves on the Audit Committee and as chairman of the Compensation Committee.  Mr. Zhang is a professor of Organizational Management at Peking University, and has held this position since August 2008. Mr. Zhang has over fifteen years of experience in the fields of organizational psychology, management, and organizational culture as it relates to conducting business within China and with Chinese businesses. From August 2001 to July 2008, he was the Associate professor at Peking University. From August 2006 to June 2007, he was a Freeman Fellow at the University of Illinois at Urbana-Champaign. From September 2001 to March 2002, he was a visiting scholar at the Kellogg School of Management at Northwestern University. Mr. Zhang holds a Ph.D. from the University of Hong Kong, and a M.Sc. from Beijing Normal University, and a B.Sc. from Henan University.  Mr. Zhang’s life-long background of management education, as well as his business aptitude and strong analytical skills, qualify him for his position as one of our Directors.

Merry Tang was appointed as a member of the Board of Directors and chairwoman of the Audit Committee, and a member of the Compensation Committee and the Nominating and the Corporate Governance Committee of the Board in August 31, 2011.  She has been an independent director for China Sunergy Co., Ltd. (Nasdaq: CSUN), a specialized manufacturer of solar cell and module products in China since June 2008. She is currently a principal and managing partner of GTZY CPA Group, LLC. Ms. Tang served a managing director at GTA International, LLC and partner at Tang & Company, PC — both U.S.-based CPA firms offering services in risk assessment, audit engagements and Sarbanes-Oxley related documentation to leading banks, financial service providers and telecommunications firms from 2006 to 2008. Prior to forming GZTY CPA Group, LLC, she served as a senior auditor in PricewaterhouseCoopers, LLC from 2004 to 2006.  Ms. Tang graduated from the Central University of Finance & Banking, Beijing, China with a bachelor’s degree in banking in 1983 and a master’s degree in finance in 1986, before going on to receive her master’s degree in accounting from the State University of New York at Albany in 1993.

Jiansong Wang was appointed as the Chief Financial Officer and Corporate Secretary in September 2010.  From September 2009 to September 1, 2010, he was the General Manager of the Accounting Department in Ever-Glory International Group Apparel Inc., a subsidiary of the Company.  From July 2006 to August 2009, he served as the International Settlement Accountant for Goldenway Nanjing Garments Co. Ltd., a subsidiary of the Company.  From March 2004 to June 2006, he served as the General Manager of the Accounting Department in MG Garment Manufacturing Co., Ltd.  From July 2002 to February 2004, Mr. Wang served as the Cost Accountant in Nanjing GongNongBing Textile (Group) Co., Ltd. Mr. Wang earned a master’s degree in Master of Professional Accounting (MPACC) from Hohai University in the PRC.

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

Board Practices

Our business and affairs are managed under the direction of our Board of Directors. The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling, and direction to our management. It is our expectation that the Board of Directors will meet regularly on a quarterly basis and additionally as required.

Board Leadership Structure

The Board of Directors believes that Mr. Kang’s service as both Chairman of the Board and Chief Executive Officer is in the best interest of the Company and its shareholders. Mr. Kang possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability, and enhances our ability to communicate its message and strategy clearly and consistently to our shareholders, employees, and customers.  We have three independent directors. We do not have a lead independent director.

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

Nominating and Corporate Governance Committee

Nominating and Corporate Governance Committee currently consists of Mr. Wang, Mr. Zhang, and Ms. Tang. Mr. Wang serves as chairman of the Nominating and Corporate Governance Committee. The members of the Nominating and Corporate Governance Committee are currently “independent directors” as that term is defined in Rule 5005 of NASDAQ Listing Rules.

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

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to our officers, directors, and employees, including our Chief Executive Officer, senior executive officers, principal accounting officer, controller, and other senior financial officers. Our code of business conduct and ethics is available on our website at www.everglorygroup.com. A copy of our code of business conduct will be provided to any person without charge, upon written request sent to us at our offices located at 509 Chengxin Road, Jiangning Development Zone, Nanjing, Jiangsu Province, China, Attention “Shareholder Relations.”

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

Meetings of the Board of Directors and Annual Meeting Attendance

Our board of directors met telephonically once in 2020 and also acted by unanimous written consents. Each member of our board of directors was present at one hundred (100%) percent or more of the board of director’s meetings held.

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

Compensation Benchmarking and Peer Group

Our Board of Directors did not rely on any consultants or utilize any peer company comparisons or benchmarking in 2020 in setting executive compensation. However, our management has considered competitive market practices by reviewing publicly available information relating to compensation of executive officers at other comparable companies in the apparel industry in China in making its recommendations to our Board of Directors regarding our executives’ compensation for fiscal year 2020. As our company evolves, we expect to take steps, including the utilization of peer company comparisons and/or hiring of compensation consultants, to ensure that the Board has a comprehensive picture of the compensation paid to our executives and with a goal toward total direct compensation for our executives that are on a par with the median total direct compensation paid to executives in peer companies if annually established target levels of performance at the company and business segment level are achieved.

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

Long-Term Incentive Plan Awards

We currently have a 2014 equity incentive plan pursuant to which 1,500,000 shares were authorized. No stock awards or stock option grants were made to any of the named executive officers during the fiscal year ended December 31, 2020. No stock options were held by the named executive officers as of December 31, 2020.

Perquisites and Other Compensation

We do not have any retirement or pension plans in place for any of our named executives. Our named executive officers are eligible for group medical benefits that are generally available to and on the same terms as our other employees.

Management’s Role in the Compensation-Setting Process

Our management plays a role in our compensation-setting process. We believe this input from management to the Compensation Committee is needed for the committee to evaluate the performance of our officers, recommend business performance targets and objectives, and recommend compensation levels. Our management may from time to time, make recommendations to our Board of Directors regarding executive compensation. During this process, management may be asked to provide the board with their evaluation of the executive officers’ performances, the background information regarding our strategic financial and operational objectives, and compensation recommendations as to the executive officers.

Summary Compensation Table for Fiscal Years 2020, 2019 and 2018

The following table sets forth information for the fiscal years ended December 31, 2020, 2019 and 2018 concerning the compensation paid and awarded to all individuals serving as (a) our Chief Executive Officer and Chief Financial Officer (b) the three most highly compensated Executive Officers (other than our Chief Executive Officer and Chief Financial Officer) of ours and our subsidiaries at the end of our fiscal years ended December 31, 2020, 2019, and 2018 whose total compensation exceeded $100,000 for these periods, and (c) two additional individuals for whom disclosure would have been provided pursuant to (b) except that they were not serving as executive officers at the end of our fiscal year ended December 31, 2020. These individuals may be collectively referred to in this report as our “Named Executive Officers.”

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward Yihua Kang	2020	174,000	32,957						206,957
Chairman of the Board, Chief	2019	174,000	12,528						186,528
Executive Officer and President	2018	181,543	107,884						289,427

Jiansong Wang	2020	21,257	24,685						45,942
Chief Financial Officer	2019	21,257	22,040						43,297
	2018	20,363	20,878						41,241

(1)	All compensation is paid in Chinese RMB. For reporting purposes, the amounts in the table above have been converted to U.S. Dollars at the conversion rate of 6.90, 6.90 and 6.61 for 2020, 2019 and 2018, respectively. The officers listed in this table received no other form of compensation in the years shown, other than the salary set forth in this table.

Other Compensation

Other than as described above, there were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the executive officers during the year ended December 31, 2020. We do not have any retirement, pension, or profit-sharing programs for the benefit of our directors, officers or other employees. The Board of Directors may recommend adoption of one or more such programs in the future.

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

Director Compensation for Fiscal 2020

The following table reflects all compensation awarded to, earned by or paid to our directors for the fiscal year ended December 31, 2020. Directors who are also officers do not receive any additional compensation for their services as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (1)
Edward Yihua Kang	206,957	—	—	—	—	—	206,957
Jiajun Sun	142,029	—	—	—	—	—	142,029
Jianhua Wang	—	5,000	—	—	—	—	5,000
Zhixue Zhang	—	5,000	—	—	—	—	5,000
Merry Tang	34,000	—	—	—	—	—	34,000

(1)	All cash compensation was paid in RMB except the cash compensation paid to Ms. Tang. The amounts in the foregoing table have been converted into U.S. Dollar at the conversion rate of 6.90 RMB to the dollar.

Service Description	Amount (in U.S. dollars)
Base Compensation	$3,000
Audit Committee Member	$1,000
Compensation Committee Member	$1,000
Audit Committee Chairman	$3,000
Audit Committee Financial Expert	$26,000

Each director may be appointed to perform multiple functions or serve on multiple committees, and accordingly, may be eligible to receive more than one category of compensation described above. Annual compensation will be paid in cash or a combination of stock and cash.  Compensation paid in stock will be in the form of a number of shares of our restricted common stock having an aggregate value equal to the annual compensation, as determined by the average per share closing prices of our common stock as quoted on NASDAQ MKT, for the five trading days leading up to and including the last trading date of the quarter following which the shares are to be issued (i.e. when the shares are issued within 30 days following the end of the second quarter, and the fourth quarter when the shares are issued within 30 days following the end of the fourth quarter) of the year for which compensation is being paid.  Compensation, in the form of shares, shall be issued and paid semi-annually, within 30 days following the end of the second quarter, and within 30 days after the end of the fourth quarter, of each calendar year.  In addition, the annual compensation will be prorated daily (based on a 360-day year) for any portion of the year during which a director serves.  Independent directors are also eligible for reimbursement of all travel and other reasonable expenses relating to the directors’ attendance of board meetings. In addition, we have agreed to reimburse independent directors for reasonable expenses incurred in connection with the performance of duties as a director of the Company.

Outstanding Equity Awards at Fiscal Year-End

None of our executive officers was granted or otherwise received any option, stock, or equity incentive plan awards during 2020 and there were no outstanding unexercised options previously awarded to our officers and directors, at the fiscal year end, December 31, 2020.

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

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Ever-Glory International Group, Inc. The percentage of class beneficially owned set forth below is based on 14,810,660 shares of our common stock outstanding on March 19, 2021.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock (1)	Percent of Class
Executive Officers and Directors
Edward Yihua Kang	4,977,115	33.60%
Jiajun Sun	174,800	1.18%
Jason Jiansong Wang	-	-
Merry Tang	10,399	*
Zhixue Zhang	27,606	*
Jianhua Wang	13,086	*
All Executive Officers and Directors as a Group (six persons)	5,203,006	35.13%
5% Holders
Ever-Glory Enterprises (H.K.) Ltd. (2)	5,623,098	37.97%
Huake Kang (2)	5,623,098	37.97%

*	less than 1%

(1)	The percentage of shares beneficially owned is based on 14,810,660 shares of common stock outstanding as of March 19, 2021. Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment, and dispositive power of the shares.

(2)	Huake Kang is the sole director and majority shareholder of Ever-Glory Enterprises (H.K.) Ltd. and, as such, may be deemed to be the beneficial owner of the 5,623,098 shares held by Ever-Glory Enterprises (H.K.) Ltd. Huake Kang is the son of Edward Yihua Kang.

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

	2020	2019
	(In thousands of U.S. Dollars)
The Company received from the customers	$16	71
The Company paid to Wubijia	(16)	(58)
The net income recorded as other income	$-	$13

Included in other income for the years ended December 31, 2020 and 2019 is rental income from EsC’Lav, the entity controlled by Mr. Kang under operating lease agreement with term though 2020. The rental income is $23,945 and $26,100 for the years ended December 31, 2020 and 2019, respectively.

Other expenses due to Related Parties

Included in other expenses for the years ended December 31, 2020 and 2019 are rental expenses due to entities controlled by Mr. Kang under operating lease agreements as follows:

	2020	2019
	(In thousands of U.S. Dollars)
Chuzhou Huarui	$207	$207
Kunshan Enjin	87	87
Total	$294	$294

The Company leases Chuzhou Huarui and Kunshan Enjin’s warehouse spaces because the locations are convenient for transportation and distribution.

Purchases from, and Sub-contracts with Related Parties

The Company purchased raw materials of $1.10 million and $1.20 million during the years ended 2020 and 2019, respectively, from Nanjing Knitting.

In addition, the Company sub-contracted certain manufacturing work to related companies totaling $17.0 million and $24.2 million for the years ended December 31, 2020 and 2019, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Purchases with related parties included in cost of sales for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$11,335	$12,952
Chuzhou Huarui	2,240	6,200
Fengyang Huarui	1,352	2,225
Nanjing Ever-Kyowa	948	1,534
Nanjing Knitting	1,096	1,201
EsC’Lav	39	136
Total	$17,010	$24,248

Accounts Payable – Related Parties

The accounts payable to related parties at December 31, 2020 and 2019 are as follows:

	2020	2019
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$1,727	2,260
Fengyang Huarui	150	414
Nanjing Ever-Kyowa	384	386
Chuzhou Huarui	1,234	1,064
Nanjing Knitting	257	186
Jiangsu Ever-Glory	12	501
Total	$3,764	$4,811

Amounts Due From Related Parties – Current Assets

The amounts due from related parties at December 31, 2020 and 2019 are as follows:

	2020	2019
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$567	$123

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. During 2020 and 2019, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices.  The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at cost for $0.9 million and $2.0 million during 2020 and 2019, respectively.  Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at cost for $1.5 million and $2.0 million during 2020 and 2019, respectively.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon the expiration or termination of the underlying lines of credit and is to pay an annual interest at the rate of 6.0% of the amounts provided. As of December 31, 2020 and 2019, Jiangsu Ever-Glory had provided guarantees for approximately $36.0 million (RMB 235.0 million) and $33.0 million (RMB 230.0 million) of lines of credit obtained by the Company, respectively. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. As of December 31, 2020 and 2019, the value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $31.5 million (RMB 205.5 million) and $29.4 million (RMB 205.5 million), respectively. Mr. Kang has also provided a personal guarantee for $14.8 million (RMB 96.3 million) and $14.5 million (RMB 100.0 million) at the years ended of December 31, 2020 and 2019, respectively.

As of December 31, 2019, $4.7 million (RMB 32.8 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the year ended December 31, 2020, an additional $7.7 million (RMB 52.8 million) was provided to and repayment of $9.5 million (RMB 65.6 million) was received from Jiangsu Ever-Glory under the counter-guarantee agreement. As of December 31, 2020, the amount of the counter-guarantee had decreased to $3.1 million (RMB 20.0 million) (the difference represents currency exchange adjustment of $0.1 million), which was 8.5% of the aggregate amount of lines of credit. This amount plus accrued interest of $0.04 million (2020) and $0.3 million (2019) have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. As of December 31, 2020 and 2019, the amount classified as a reduction of equity was $3.4 million and $4.9 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. Since January 1, 2019, the interest rate has changed to 0.3625% as the bank benchmark interest rate decreased. Interest income for the years ended December 31, 2020 and 2019 was approximately $0.04 million and $0.3 million, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

In December 2020 the Audit Committee retained BF Borgers CPA PC as our independent auditor.

Fees for audit services include fees associated with the annual audit and the review of documents filed with the SEC including quarterly reports on Form 10-Q and the Annual Report on Form 10-K. Tax fees included tax compliance, tax advices and tax planning work.

	2020	2019
	(In thousands of U.S. Dollars)
Audit fees	$316	$335
Tax fees	$9	$9

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULE

(1)	Financial Statements

The consolidated financial statements of Ever-Glory International Group, Inc. are included in Part II, Item 8 of this Report.

(2)	Financial Statement Schedules

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30 day of March, 2021.

Ever-Glory International Group, Inc.,

By	/s/ Edward Yihua Kang
Edward Yihua Kang,
Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jiajun Sun	Chief Operating Officer and Director	March 30, 2021
Jiajun Sun

/s/ Jiansong Wang	Chief Financial Officer	March 30, 2021
Jiansong Wang	(Principal Financial and Accounting Officer)

/s/ Jianhua Wang	Director	March 30, 2021
Jianhua Wang

/s/ Zhixue Zhang	Director	March 30, 2021
Zhixue Zhang

/s/ Merry Tang	Director	March 30, 2021
Merry Tang