Form 10-Q
period 2021-03-31
Ever-Glory International Group, Inc.
filed 2021-05-13
CIK 943184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Securities registered under Section 12(g) of the Act:  None.

As of May 8, 2021, 14,810,660 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

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

ii

PART I.  FINANCIAL INFORMATION

ITEM 1.	Financial Statements

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

	March 31, 2021	December 31, 2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$78,056	$81,865
Restricted cash	45,660	39,858
Trading securities	3,036	1,792
Accounts receivable, net	46,719	53,285
Inventories	43,342	53,893
Advances on inventory purchases	7,802	10,261
Value added tax receivable	1,183	1,244
Other receivables and prepaid expenses	5,956	5,479
Amounts due from related parties	674	567
Total Current Assets	232,428	248,244

NON-CURRENT ASSETS
Equity security investment	3,877	3,932
Intangible assets, net	4,712	4,794
Property and equipment, net	31,881	32,164
Operating lease right-of-use assets	55,839	41,690
Deferred tax assets	879	902
Total Non-Current Assets	97,188	83,482
TOTAL ASSETS	$329,616	$331,726

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank loans	$71,534	$65,919
Accounts payable	52,083	67,762
Accounts payable and other payables – related parties	2,829	3,764
Other payables and accrued liabilities	13,522	16,073
Value added and other taxes payable	684	909
Income tax payable	704	1,062
Current operating lease liabilities	47,327	33,481
Total Current Liabilities	188,683	188,970

NON-CURRENT LIABILITIES
Non-current operating lease liabilities	8,622	8,307
TOTAL LIABILITIES	197,305	197,277

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY
Stockholders’ equity:
Common stock ($0.001 par value, authorized 50,000,000 shares, 14,810,660 and 14,809,160 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively)	15	15
Additional paid-in capital	3,655	3,650
Retained earnings	108,001	109,171
Statutory reserve	20,376	20,376
Accumulated other comprehensive income	3,238	4,590
Amounts due from related party	(2,974)	(3,353)
Total equity	132,311	134,449
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$329,616	$331,726

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES CONDENSED

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

	Three Months Ended
	March 31, 2021	March 31, 2020

SALES	$70,814	$58,355

COST OF SALES	48,379	42,317

GROSS PROFIT	22,435	16,038

OPERATING EXPENSES
Selling expenses	15,548	13,478
General and administrative expenses	7,851	5,785
Total operating expenses	23,399	19,263

LOSS FROM OPERATIONS	(964)	(3,225)

OTHER INCOME (EXPENSE)
Interest income	224	277
Interest expense	(492)	(341)
Government subsidy	259	460
Other income (expense), net	532	358
Total other income (expense), net	523	754

LOSS BEFORE INCOME TAX	(441)	(2,471)

INCOME TAX EXPENSE	(729)	(227)

NET LOSS	(1,170)	(2,698)
Net income attributable to the non-controlling interest	-	(3)
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(1,170)	$(2,701)

NET LOSS	$(1,170)	$(2,698)
Foreign currency translation loss	(1,352)	(1,437)
COMPREHENSIVE LOSS	$(2,522)	$(4,135)

Comprehensive loss attributable to the non-controlling interest	-	6

COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(2,522)	$(4,129)
LOSS PER SHARE:
Basic and diluted	$(0.08)	$(0.18)
Weighted average number of shares outstanding Basic and diluted	14,810,001	14,804,832

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED March 31, 2021 AND 2020 (Unaudited)

(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

			Additional	Retained Earnings		Accumulated other	Amounts due from	Total equity attributable to stockholders	Non-
	Common Stock		paid-in		Statutory	Comprehensive	related	of the	controlling	Total
	Shares	Amount	capital	Unrestricted	reserve	Income (loss)	party	Company	Interest	equity
Balance at January 1, 2021	14,809,160	$15	$3,650	$109,171	$20,376	$4,590	$(3,353)	$134,449	$-	$134,449

Stock-based compensation	1,500	-	5	-	-	-	-	5	-	5
Net loss	-	-	-	(1,170)	-	-	-	(1,170)	-	(1,170)
Net cash received from related party under counter guarantee agreement	-	-	-	-	-	-	379	379	-	379
Foreign currency translation loss	-	-	-	-	-	(1,352)	-	(1,352)	-	(1,352)
Balance at March 31, 2021	14,810,660	$15	$3,655	$108,001	$20,376	$3,238	$(2,974)	$132,311	-	$132,311

			Additional	Retained Earnings		Accumulated other	Amounts due from	Total equity attributable to stockholders	Non-
	Common Stock		paid-in		Statutory	Comprehensive	related	of the	controlling	Total
	Shares	Amount	capital	Unrestricted	reserve	Income (loss)	party	Company	Interest	equity
Balance at January 1, 2020	14,801,770	$15	$3,640	$106,328	$19,939	$(4,330)	$(4,932)	$120,660	(1,510)	$119,150

Stock-based compensation	3,062	-	5	-	-	-	-	5	-	5
Net income (loss)	-	-	-	(2,701)	-	-	-	(2,701)	3	(2,698)
Net cash received from related party under counter guarantee agreement	-	-	-	-	-	-	785	785	-	785
Foreign currency translation income (loss)	-	-	-	-	-	(1,440)	-	(1,440)	3	(1,437)
Balance at March 31, 2020	14,804,832	$15	$3,645	$103,627	$19,939	$(5,770)	$(4,147)	$117,309	(1,504)	$115,805

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

	Three Months Ended
	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,170)	$(2,698)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	1,377	1,587
Gain on disposal of intangible assets	-	(268)
Loss from sale of property and equipment	102	102
(Recovering from) Provision of bad debt allowance	(196)	278
Provision for obsolete inventories	3,583	4,204
Changes in fair value of trading securities	(262)	-
Changes in fair value of investment	28	-
Deferred income tax	17	104
Stock-based compensation	5	5
Changes in operating assets and liabilities
Accounts receivable	6,509	34,906
Inventories	6,805	10,303
Value added tax receivable	52	210
Other receivables and prepaid expenses	(367)	364
Advances on inventory purchases	2,544	2,855
Amounts due from related parties	(71)	142
Accounts payable	(14,690)	(19,864)
Accounts payable and other payables- related parties	(769)	(1,038)
Other payables and accrued liabilities	(3,221)	(5,587)
Value added and other taxes payable	(220)	(31)
Income tax payable	(358)	(1,019)
Net cash (used in) provided by operating activities	(302)	24,555

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,378)	(78)
Disposal of intangible assets	-	353
Purchases of trading securities	(1,238)	-
Proceeds from trading securities	255	-
Net cash (used in) provided by investing activities	(2,361)	275

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	12,336	11,464
Repayment of bank loans	(6,168)	(14,884)
Net collection (advance) of amounts due from related party (equity)	148	748
Net cash provided by (used in) financing activities	6,316	(2,672)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,659)	1,497

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,993	23,655

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	121,723	48,551

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$123,716	$72,206

Reconciliation of cash, cash equivalents and restricted cash reported within their consolidated balance sheets:

Cash and Cash Equivalents	78,056	70,036
Restricted cash	45,660	2,170
	$123,716	$72,206

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$492	$341
Income taxes	$729	$1,218

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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

The Company’s wholesale operations are provided primarily through the Company’s wholly-owned PRC subsidiaries, Goldenway Nanjing Garments Co. Ltd. (“Goldenway”), Nanjing Catch-Luck Garments Co. Ltd. (“Catch-Luck”), Nanjing New-Tailun Garments Co. Ltd (“New-Tailun”), Haian Tai Xin Garments Trading Company Limited (“Haian Tai Xin”), Ever-Glory International Group Apparel Inc.(“Ever-Glory Apparel”), Chuzhou Huirui Garments Co. Ltd. (“Huirui”), and Nanjing Rui Lian Technology Company Limited (“Nanjing Rui Lian”), and the Company’s wholly-owned Samoa subsidiary, Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”) and the Company’s wholly-owned Hong Kong subsidiary,Ever-Glory Supply Chain Service Co., Limited (“Ever-Glory Supply Chain”).  The Company’s retail operations are provided through its wholly- owned subsidiaries, Shanghai LA GO GO Fashion Company Limited (“Shanghai LA GO GO”), Jiangsu LA GO GO Fashion Company Limited (“Jiangsu LA GO GO”), Tianjin LA GO GO Fashion Company Limited (“Tianjin LA GO GO”), Shanghai Ya Lan Fashion Company Limited (“Ya Lan”), Xizang He Meida Trading Company Limited (“He Meida”), and Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”).

Shanghai Yiduo Fashion Company Limited, the only then subsidiary with non-controlling interests, was deconsolidated from the financial statements as of December 31, 2020 as a result of bankruptcy liquidation.

He Meida was closed in April 2021, which is not a strategic shift and does not have major effect on the Company’s operations or financial results.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of March 31, 2021 the condensed consolidated statements of income (loss) and comprehensive income (loss), condensed consolidated statements of equity, and condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements.

Wholesale revenues are generally higher in the third and fourth fiscal quarters, while retail revenues are generally higher in the first and fourth fiscal quarters. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC (“2020 Form 10-K.”)

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

NOTE 3 INVESTMENTS

Trading securities

Investments in equity securities of certain US public companies are accounted for as trading securities and measured subsequently at fair value in the consolidated balance sheets. Net gains and losses recognized during the three months periods are summarized as follows (In thousands of U.S. Dollars).

	March 31, 2021	March 31, 2020
	(In thousands of U.S. Dollars)
Net gains recognized during the period on equity securities	$262	$-
Less: Net gains recognized during the period on equity securities sold during the period	54	-
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$208	$-

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

In December 2020, the Partnership invested in a public company in China. Since there is readily determinable fair value of the equity investment, the Company started to measure its equity investment at fair value using the public company’s stock price and the Company’s shares since December 31, 2020. At each reporting period, the Company makes a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. There is no significant adverse change in the regulatory, economic, or technological environment of the investee. So the investment was not impaired at March 31, 2021.

NOTE 4 INVENTORIES

Inventories at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
	(In thousands of U.S. Dollars)
Raw materials	$1,029	$1,297
Work-in-progress	11,211	8,130
Finished goods	31,102	44,466
Total inventories	$43,342	$53,893

NOTE 5 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short term bank loans consisted of the following as of March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
Bank	(In thousands of U.S. Dollars)
Shanghai Pudong Development Bank	$47,943	$42,157
Industrial and Commercial Bank of China	21,308	21,462
Nanjing Bank	2,283	2,300
	$71,534	$65,919

In August 2020, Ever-Glory Apparel entered into a line of credit agreement for approximately $3.0 million (RMB20.0 million) with the Shanghai Pudong Development Bank and guaranteed by Goldenway. As of March 31, 2021, Ever-Glory Apparel had borrowed $2.3 million (RMB 15.0 million) under this line of credit with annual interest 3.01% and due on September 2021. As of March 31, 2021, approximately $0.7 million was unused and available under this line of credit.

From March 2020 to July 2020, Ever-Glory Apparel entered into a certificate of three-year time deposit of $29.0 million (RMB190.0 million) with the Shanghai Pudong Development Bank with annual interest rates ranging from 3.75% to 3.99%. From July to November 2020, Ever-Glory Apparel pledged the certificate of three-year time deposit to the Shanghai Pudong Development Bank and Ever-Glory Apparel had borrowed $29.0 million (RMB 190.0 million) under this line of certificate with an annual interest rate from 2.50% to 3.10% and due on between May 2021 and October 2021.

In December 2020, Goldenway entered into a certificate of three-year time deposit of $16.7 million (RMB110.0 million) with the Shanghai Pudong Development Bank with an annual interest rate of 3.85%. From November 2020 to February 2021, Goldenway pledged the certificate of three-year time deposit to the Shanghai Pudong Development Bank and Goldenway had borrowed $16.7 million (RMB 110.0 million) under this line of certificate with annual interest rate of 2.90% and 3.4%, due between May 2021 and February 2022.

In April 2020, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $6.1 million (RMB40.0 million). These loans are collateralized by the Company’s property and equipment. As of March 31, 2021, Goldenway had borrowed $6.1 million (RMB40.0 million) from Industrial and Commercial Bank of China with an annual interest rate 4.57% and due in August 2021.

In July 2019, Ever-Glory Apparel entered into a line of credit agreement for approximately $15.2 million (RMB100.0 million) with Industrial and Commercial Bank of China, which is collateralized by assets of Nanjing Knitting, an equity investee of Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of March 31, 2021, Ever-Glory Apparel had borrowed $15.2 million (RMB 100.0 million) under this line of credit with annual interest rates ranging from 3.95% to 4.35% and due between May 2021 to March 2022.

In April 2020, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $6.9 million (RMB45.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of March 31, 2021, approximately $6.9 million was unused and available under this line of credit.

In June 2020, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.0 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of March 31, 2021, LA GO GO had borrowed $2.3 million (RMB 15.0 million) under this line of credit with annual interest 4.55% and due in September 2021. As of March 31, 2021, approximately $0.7 million was unused and available under this line of credit.

In September 2019, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.1 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of March 31, 2021, approximately $9.1 million was unused and available under this line of credit.

In March 2021, Ever-Glory Apparel entered into a line of credit agreement for approximately $4.6 million (RMB30.0 million) with Bank of China and guaranteed by Jiangsu Ever-Glory. These loans are also collateralized by assets of Jiangsu Ever-Glory’s equity investee, Chuzhou Huarui, under a collateral agreement executed by Ever-Glory Apparel, Chuzhou Huarui and Bank of China. As of March 31, 2021, approximately $4.6 million was unused and available under this line of credit.

All bank loans are used to fund our daily operations. All loans have been repaid before or at maturity date.

Total interest expense on bank loans amounted to $0.5 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.

NOTE 6 INCOME TAX

The Company’s operating subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (“the Income Tax Laws”).

All PRC subsidiaries, except for He Meida, are subject to income tax at the 25% statutory rate.

He Meida incorporated in Xizang (Tibet) Autonomous Region is subject to income tax at 15% statutory rate. The local government has implemented an income tax reduction from 15% to 9% valid through December 31, 2020. He Meida was closed in April 2021.

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

After the tax liability adjustment resulted from the reevaluation of the Company’s tax position (resulting in the company allocating substantially all of the earnings of the Samoan subsidiary to the PRC and reporting such earnings as taxable in the PRC), pre-tax loss for the three months ended March 31, 2021 and 2020 was taxable in the following jurisdictions:

	2021	2020
	(In thousands of U.S. Dollars)
PRC	$(438)	$(1,748)
BVI	-	(720)
Others	(3)	(3)
	$(441)	$(2,471)

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three months ended March 31, 2021 and 2020:

	2021	2020
PRC statutory rate	25.0%	25.0%
Temporary difference between US GAAP and PRC tax accounting	(190.7)	(34.2)
Effective income tax rate	(165.7)%	(9.2)%

Income tax expense for the three months ended March 31, 2021 and 2020 is as follows:

	2021	2020
	(In thousands of U.S. Dollars)
Current	$706	$345
Deferred	23	(118)
Income tax expense	$729	$227

The Company’s deferred tax liabilities arise from differences between US GAAP and PRC tax accounting for certain revenue and expense items, including timing of deduction of losses from allowances.

The Company has not recorded U.S. deferred income taxes on approximately $110.2 million of its non-U.S. subsidiaries’ undistributed earnings because such amounts are intended to be reinvested outside the United States indefinitely. The U.S. Tax Reform signed into law on December 22, 2017 significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, there is no deferred tax expense (income) relating to the Tax Act changes for the year ended March 31, 2021.

NOTE 7 STOCKHOLDERS’ EQUITY

On January 15, 2020, the Company issued 3,062 shares of Company’s common stock to two of the Company’s independent directors as compensation for their services rendered during the third and fourth quarter of 2019. The shares issued in 2020 were valued at $1.41 per share, which was the average market price of the common stock for the five days before the grant date.

On February 9, 2021, the Company issued 1,500 shares of the Company’s common stock to two of the Company’s independent directors as compensation for their services rendered during the third and fourth quarter of 2020. The shares issued in 2021 were valued at $3.34 per share, which was the average market price of the common stock for the five days before the grant date.

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

	2021	2020
	(In thousands of U.S. Dollars)
The Company received from the customers	$3	3
The Company paid to Wubijia	(3)	(3)
The net income recorded as other income	$-	$-

Included in other income for the years ended March 31, 2021 and 2020 is rental income from EsC’Lav, the entity controlled by Mr. Kang under operating lease agreement with term through 2021. The rental income is $6,366 and $5,916 for the three months ended March 31, 2021 and 2020, respectively.

Other expenses due to Related Parties

Included in other expenses for the three months ended March 31, 2021 and 2020 are rent due to entities controlled by Mr. Kang under operating lease agreements as follows:

	2021	2020
	(In thousands of U.S. Dollars)
Chuzhou Huarui	55	50
Kunshan Enjin	23	22
Total	$78	$72

The Company leases Chuzhou Huarui and Kunshan Enjin’s warehouse spaces because the locations are convenient for transportation and distribution.

Purchases from and Sub-contracts with Related Parties

The Company purchased raw materials from Nanjing Knitting totaled $0.2 million and $0.1 million during the three months ended March 31, 2021 and 2020, respectively.

In addition, the Company sub-contracted certain manufacturing work to related companies totaled $4.7 million and $3.1 million for the three months ended March 31, 2021 and 2020, respectively. The Company provided raw materials to the sub-contractors and charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the three months ended March 31, 2021 and 2020 are as follows:

	2021	2020
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$3,083	$1,884
Chuzhou Huarui	491	513
Fengyang Huarui	319	158
Nanjing Ever-Kyowa	391	254
EsC’eLav	6	10
Jiangsu Ever-Glory	457	246
Total	$4,747	$3,065

Accounts Payable – Related Parties

The accounts payable to related parties at March 31, 2021 and December 31, 2020 are as follows:

	2021	2020
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$2,211	1,727
Fengyang Huarui	2	150
Nanjing Ever-Kyowa	-	384
Chuzhou Huarui	215	1,234
Nanjing Knitting	228	257
Jiangsu Ever-Glory	173	12
Total	$2,829	$3,764

Amounts Due From Related Parties-current assets

The amounts due from related parties at March 31, 2021 and December 31, 2020 are as follows:

	2021	2020
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$660	$567
Esc’elav	14	-
Total	$674	$567

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. During three months ended March 31, 2021 and 2020, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices. The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at cost for $1.8 million and $0.2 million during the three month period ended March 31, 2021 and 2020, respectively. Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at cost for $0.5 million and $0.7 million during the three months ended March 31, 2021 and 2020, respectively.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of March 31, 2021 and December 31, 2020, Jiangsu Ever-Glory has provided guarantees for approximately $35.8 million (RMB 235 million) and $36 million (RMB 235.0 million) of lines of credit obtained by the Company, respectively. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $31.3 million (RMB 205.5 million) and $31.5 million (RMB 205.5 million) as of March 31, 2021 and December 31, 2020 respectively. Mr. Kang has also provided a personal guarantee for $12.2 million (RMB 80.0 million) and $14.8 million (RMB 96.3 million) as of March 31, 2021 and December 31, 2020, respectively.

At December 31, 2020, $3.1 million (RMB 20.0 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the three months ended March 31, 2021, an additional $0.2 million (RMB 1.2 million) was provided to and repayment of $0.3 million (RMB 2.2 million) was received from Jiangsu Ever-Glory under the counter-guarantee. As of March 31, 2021, the amount of the counter-guarantee was $2.9 million (RMB 19.1 million) (the difference represents currency exchange adjustment of $0.02 million), which was 8.11% of the aggregate amount of lines of credit. This amount plus accrued interest of $0.07 million have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. At March 31, 2021 and December 31, 2020, the amount classified as a reduction of equity was $3.0 million and $3.4 million, respectively. Interest of 0.5% was charged on net amounts due from Jiangsu Ever-Glory at each month end. Since January 1, 2019, interest rate has changed to 0.3625% charged at each month end as the bank benchmark interest rate decreased. Interest income for the three months ended March 31, 2021 and 2020 was approximately $0.3 thousands and $0.02 million, respectively.

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

The weighted average remaining lease term excluding stores in the shopping malls is 30 years and the weighted average discount rate is 4.35%. The lease term for shopping mall stores is commonly one year with options to extend or renew, and the rent is predetermined with a percentage of sales. The Company estimates the next 12 months rent for the shopping mall stores by annualizing current period rent calculated with the percentage of sales. Thus, the ROU assets and lease liabilities may vary significantly at different period ends. For stores closed before the lease end, we would incur insignificant amounts in net of loss on impairment of ROU assets and gain on extinguishment of lease liabilities, which are recorded in the current period statement of income (loss) and comprehensive income (loss).

In the three months ended March 31, 2021, the costs of the leases recognized in cost of revenues and general administrative expenses are $9.9 million and $0.1 million, respectively. Cash paid for the operating leases including in the operating cash flows was $10.0 million. In the three months ended March 31, 2020, the costs of the leases recognized in cost of revenues and general administrative expenses are $6.0 million and $0.2 million, respectively. Cash paid for the operating leases including in the operating cash flows was $6.2 million.

The following table summarizes the maturity of operating lease liabilities:

Year ending December 31, (In thousands of U.S. Dollars)
2021	$563
2022	751
2023	766
2024	432
2025	432
Thereafter	12,883
Total lease payment	15,827
Less: Interest	7,092
Total	$8,735

Legal Proceedings

We are not aware of any pending legal proceedings to which we are a party which is material or potentially material, either individually or in the aggregate. We are from time to time, during the normal course of our business operations, subject to various litigation claims and legal disputes. We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our financial position, results of operations or liquidity.

Lawsuits against Client A

In November 2020, the Company’s two subsidiaries, Ever-Glory International Group Apparel Inc. and Goldenway Nanjing Garments Company Limited filed a complaint against Client A (“Client A”) for unpaid goods worth RMB 70.15 million ($10.75 million) in the Tianjin No.1 Intermediate People’s Court based on processing contracts between the parties. The Company has applied for interim measures with the court and has frozen bank accounts of Client A for a total amount of RMB 68.12 million ($10.44 million). The Company has delivered goods worth RMB 62.06 million ($9.51 million) to Client A pursuant to the processing contracts. The Company also seeks Client A for the payment of the loss incurred from the cost of raw materials paid to suppliers in the amount of RMB 8.09 million ($1.24 million) in reliance on the processing contracts. The Company received RMB 71.4 million ($10.9 million) from Client A in April 2021 which settled the complaint amount.

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

Concentration risk

For the three-month period ended March 31, 2021, the Company had only one wholesale customer that represented approximately 12.6% of the Company’s revenues. For the three-month period ended March 31, 2020, the Company had four wholesale customers that represented approximately 20%, 10%, 10% and 10% of the Company’s revenues.

For the wholesale business, the Company did not rely on any raw material supplier that represented more than 10% of the total raw material purchases during the three months ended March 31, 2021. The Company relied on one raw material supplier that represented 11% of the total raw material purchases during the three months ended March 31, 2020.

For the retail business, the Company relied on two raw material suppliers that represented approximately 46% and 38% of raw material purchases during the three months ended March 31, 2021. The Company relied on two raw material suppliers that represented approximately 60% and 34% of raw material purchases during the three months ended March 31, 2020.

For the wholesale business, during the three months ended March 31, 2021, the Company relied on one manufacturer that represented 14.4% of finished goods purchases and during the three months ended March 31, 2020, the Company relied on one manufacturer that represented 11% of finished goods purchases.

The Company’s revenues for the three months ended March 31, 2021 and 2020 were earned in the following geographic areas:

	2021	2020
	(In thousands of U.S. Dollars)
Mainland China	$7,490	$4,653
Hong Kong China	4,056	2,992
United Kingdom	1,053	837
Europe-Other	4,146	4,093
Japan	3,405	4,385
United States	3,069	5,328
Total wholesale business	23,219	22,288
Retail business	47,595	36,067
Total	$70,814	$58,355

NOTE 11 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)  Wholesale segment

(b)  Retail segment

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
As of and for the period ended March 31, 2021
Segment profit or loss:
Net revenue from external customers	$23,219	47,595	70,814
Loss from operations	$(705)	(259)	(964)
Interest income	$196	28	224
Interest expense	$466	26	492
Depreciation and amortization	$261	1,116	1,377
Loss before income tax expense	(387)	(54)	(441)
Income tax expense	$325	404	729
Segment assets:
Additions to property, plant and equipment	734	644	1,378
Inventory	13,913	29,429	43,342
Total assets	181,535	148,081	329,616

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
As of and for the period ended March 31, 2020
Segment profit or loss:
Net revenue from external customers	$22,288	36,067	58,355
Loss from operations	$(674)	(2,551)	(3,225)
Interest income	$262	15	277
Interest expense	$218	123	341
Depreciation and amortization	$254	1,333	1,587
Loss before income tax expense	64	(2,535)	(2,471)
Income tax expense	$186	41	227
Segment assets:
Additions to property, plant and equipment	419	(341)	78
Inventory	13,607	38,545	52,152
Total assets	82,846	171,517	254,363

NOTE 12 SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2021 have been incorporated into these consolidated financial statements and there are no significant subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2021 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Wholesale Business

We conduct our original design manufacturing (“ODM”) operations through seven wholly owned subsidiaries which are located in the Nanjing Jiangning Economic and Technological Development Zone and Shang Fang Town in the Jiangning District in Nanjing, Jiangsu province, China, Chuzhou, Anhui province, China and Samoa: Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”), Goldenway Nanjing Garments Company Limited (“Goldenway”), Nanjing New-Tailun Garments Company Limited (“New Tailun”), Nanjing Catch-Luck Garments Co., Ltd. (“Catch-Luck”), Chuzhou Huirui Garments Co., Ltd. (“Huirui), Haian Tai Xin Garments Trading Company Limited (“Haian Tai Xin”), Nanjing Rui Lian Technology Company Limited (“Nanjing Rui Lian”), Ever-Glory Supply Chain Service Co., Limited (“Ever-Glory Supply Chain”) and Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”).

Retail Business

We conduct our retail operations through Shanghai LA GO GO Fashion Company Limited (“LA GO GO”), Jiangsu LA GO GO Fashion Company Limited (“Jiangsu LA GO GO”), Tianjin LA GO GO Fashion Company Limited (“Tianjin LA GO GO”), Shanghai Ya Lan Fashion Company Limited (“Ya Lan”), Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”), and Xizang He Meida Trading Company Limited (“He Meida”). He Media was closed in April 2021.

Shanghai Yiduo Fashion Company Limited, the only then subsidiary with non-controlling interests, was deconsolidated from the financial statements as of December 31, 2020 as a result of bankruptcy liquidation.

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

The primary business objective for our wholesale segment is to expand our portfolio into higher-class brands, expand our customer base and improve our profit. We believe that our growth opportunities and continued investment initiatives include:

●	Expanding our global sourcing network;

●	Exploring the overseas low-cost manufacturing base;

●	Focusing on high value-added products and continuing our strategy to produce mid-to-high end apparel;

●	Continuing to emphasize product design and technology utilization;

●	Seeking strategic acquisitions of international distributors that could enhance global sales and our distribution network; and

●	Maintaining stable revenue increase in the markets while shifting focus to higher margin wholesale markets such as mainland China.

Retail Business

The business objectives for our retail segment are to establish leading brands of women’s apparel and to build a nationwide retail network in China. As of March 31, 2021, we had 921 stores (including store-in-stores), which includes 11 stores that were opened and 26 stores that were closed in the first quarter of 2021. We expect to increase an additional 50 to 100 stores in 2021.

We believe that our growth opportunities and continued investment initiatives include:

●	Building our retail brand to be recognized as a major player in the mid-to-high end women’s apparel market in China;

●	Expanding our retail network throughout China;

●	Improving our retail stores’ efficiency and increasing same-store sales;

●	Continuing to launch retail flagship stores in Tier-1 cities and increasing our penetration and coverage in Tier-2 and Tier-3 cities; and

●	Taking advantage of our position as a multi-brand operator.

Partnership Investment

The Company had idle cash and cash equivalent in operation. In order to realize the capital preservation and appreciation, Ever-Glory Apparel invested in a Partnership in August 2020. As a limited partner of the Partnership, Ever-Glory Apparel does not have the right to kick-out and appointment of general manager. Therefore, Ever-Glory does not have ability to exercise significant influence. In the meantime, the Company entered an agreement with the GP and an individual that the Company has the privilege to sell the ownership interests in the Partnership to GP or the individual for the consideration of the average net asset value ten days prior to the closing date, if the Company is not able to withdraw any part of the original investment from the Partnership during the optional withdrawal period. If the Company opts to withdraw entire investment during the optional withdrawal period, the GP will compensate up to 8% of annual return on investment. If the return on investment is in excess of 8% for any portion of the investment withdrawn during the optional withdrawal period, then 20% of the return in excess of 8% will be shared with the individual. The Company may also continue to invest in the Partnership beyond the optional withdrawal period, but none of above agreement with the GP and the individual is in place. In December 2020, the Partnership invested in a public company in China.

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

Global Economic Uncertainty

Our business is dependent on consumer demand for our products. We believe that the significant uncertainty in the global economy and the slowdown of economies in the United States and Europe have increased our clients’ sensitivity to the cost of our products. We have experienced continued pricing pressure. If the global economic environment continues to be weak, these worsening economic conditions could have a negative impact on our sales growth and operating margins in our wholesale segment in 2020 and 2021.

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

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 30, 2021 (“2020 Form 10-K.”)

Estimates and Assumptions

In preparing our condensed consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates in 2021 and 2020 include the assumptions used to value tax liabilities, the estimates of the allowance for deferred tax assets, and the accounts receivable allowance, and impairment of long-lived assets and inventory write-offs.

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

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended March 31,
	2021		2020
	(In thousands of U.S. dollars, except for percentages)
Sales	$70,814	100.0%	$58,355	100.0%
Gross Profit	22,435	31.7	16,038	27.5
Operating Expenses	23,399	33.0	19,263	33.0
Loss Income From Operations	(964)	(1.4)	(3,225)	(5.5)
Other Income, net	523	0.7	754	1.3
Income Tax Expense	729	1.0	227	0.4
Net Loss	$(1,170)	(1.7)%	$(2,698)	(4.6)%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended March 31, 2021 and 2020.

	2021		2020		Growth (decrease)
Wholesale business	(In thousands of U.S. dollars)	% of total sales	(In thousands of U.S. dollars)	% of total sales	in 2021 compared with 2020
Mainland China	$7,490	10.6%	$4,653	8.0%	61.0%
Hong Kong	4,056	5.7	2,992	5.1	35.6
United Kingdom	1,053	1.5	837	1.4	25.8
Europe-Other	4,146	5.9	4.093	7.1	1.3
Japan	3,405	4.8	4,385	7.5	(22.3)
United States	3,069	4.3	5,328	9.1	(42.4)
Total Wholesale business	23,219	32.8	22,288	38.2	4.2
Retail business	47,595	67.2	36,067	61.8	32.0
Total sales	$70,814	100.0%	$58,355	100.0%	21.4%

Total sales for the three months ended March 31, 2021 were $70.8 million, an increase of 21.4% from the three months ended March 31, 2020. This increase was primarily attributable to a 4.2% increase in our wholesale business and a 32.0% increase in our retail business.

Sales generated from our wholesale business contributed 32.8% or $23.2 million of our total sales for the three months ended March 31, 2021, an increase of 4.2% compared to $22.3 million in the three months ended March 31, 2020. This increase was primarily attributable to increased sales in Mainland China, Hong Kong, the United Kingdom, and other European markets partially offset for decreased sales in Japan and the United States.

Sales generated from our retail business contributed 67.2% or $47.6 million of our total sales for the three months ended March 31, 2021, an increase of 32.0% compared to 61.8% or $36.1 million in the three months ended March 31, 2020. This increase was primarily due to the increase in same-store sales.

Total retail store square footage and sales per square foot for the three months ended March 31, 2021 and 2020 are as follows:

	2021	2020
Total store square footage	1,001,864	1,088,007
Number of stores	921	1,038
Average store size, square feet	1,088	1,048
Total store sales (in thousands of U.S. dollars)	$47,595	$36,067
Sales per square foot	$48	$33

Same-store sales and newly opened store sales for the three months ended March 31, 2021 and 2020 are as follows:

	2021	2020
	(In thousands of U.S. dollars)
Sales from stores opened for a full year	$35,885	$24,813
Sales from newly opened store sales	$3,933	$3,900
Sales from e-commerce platform	$3,440	$4,217
Other*	$4,337	$3,137
Total	$47,595	$36,067

*	Primarily sales from stores that were closed in the current reporting period.

We remodeled or relocated 54 stores in year 2020, and 2 stores during the three months ended March 31, 2021. We plan to relocate or remodel 50-100 stores in 2021. Remodels and relocations typically drive incremental same-store sales growth. A relocation typically results in an improved, more visible and accessible location, and usually includes increased square footage. We believe we will continue to have opportunities for additional remodels and relocations beyond 2021.  Same-store sales are calculated based upon stores that were open at least 12 full fiscal months in each reporting period and remain open at the end of each reporting period.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,				Growth (Decrease) in 2021
	2021		2020		compared
	(In thousands of U.S. dollars, except for percentages)				with 2020
Wholesale Sales	$23,219	100.0%	$22,288	100.0%	4.2%
Raw Materials	10,385	44.7	10,090	45.3	2.9
Labor	333	1.4	245	1.1	36.0
Outsourced Production Costs	7,833	33.7	8,370	37.6	(6.4)
Other and Overhead	105	0.5	86	0.4	21.8
Total Cost of Sales for Wholesale	18,656	80.4	18,791	84.3	(0.7)
Gross Profit for Wholesale	4,562	19.6	3,497	15.7	30.5

Net Sales for Retail	47,595	100.0	36,067	100.0	32.0
Production Costs	19,764	41.5	15,847	43.9	24.7
Rent	9,959	20.9	7,679	21.3	29.7
Total Cost of Sales for Retail	29,723	62.4	23,526	65.2	26.3
Gross Profit for Retail	17,873	37.6	12,541	34.8	42.5

Total Cost of Sales	48,379	68.3	42,317	72.5	14.3
Gross Profit	$22,435	31.7%	$16,038	27.5%	39.9%

Raw material costs for our wholesale business were 44.7% of our total wholesale business sales in the three months ended March 31, 2021, an increase of 2.9% compared to 45.3% in the three months ended March 31, 2020.  The cost percentage to total sale increase was mainly due to the higher raw material prices.

Labor costs for our wholesale business were 1.4% of our total wholesale business sales in the three months ended March 31, 2021, an increase of 36.0% compared to 1.1% in the three months ended March 31, 2020. The marginal increase was mainly due to the increased labor fee.

Outsourced production costs for our wholesale business decreased by 6.4% to $7.8 million in the three months ended March 31, 2020 from $8.4 million in the three months ended March 31, 2020. As a percentage of total wholesale sales, outsourced production costs were 33.7% of our total wholesale sales in the three months ended March 31, 20210, a decrease of 6.4% from the three months ended March 31, 2020. This decrease was primarily attributable to increased outsourced orders to our related entities in Vietnam, which have lower labor costs compared to orders outsourced to Chinese factories.

Overhead and other expenses for our wholesale business accounted for 0.5% and 0.4% of our total wholesale business sales for the three months ended March 31, 2021 and 2020, respectively.

Gross profit for our wholesale business for the three months ended March 31, 2021 was $4.6 million, an increase of 30.5% compared to the three months ended March 31, 2020. Gross margin was 19.6% for the three months ended March 31, 2021, an increase of 30.5% compared to 15.7% for the three months ended March 31, 2020. The increase in gross margin was mainly due to the decreased outsourced production costs.

Production costs for our retail business were $19.8 million during the three months ended March 31, 2021 compared to $15.8 million during the three months ended March 31, 2020. As a percentage of retail sales, retail production costs accounted for 41.5% of our total retail sales in the three months ended March 31, 2021, compared to 43.9% of total retail sales in the three months ended March 31, 2020. The decrease in percentage was due to lower discounts on our products ended March 31, 2021 compared with the same period of the prior year.

Rent costs for our retail business were $10.0 million for the three months ended March 31, 2021 compared to $7.7 million for the three months ended March 31, 2020. As a percentage of retail sales, rent costs accounted for 20.9% of our total retail sales for the three months ended March 31, 2021, compared to 21.3% of total retail sales for the three months ended March 31, 2020. The decrease in percentage was primarily attributable to lower rent at certain locations.

Gross profit in our retail business for the three months ended March 31, 2021 was $17.9 million and gross margin was 37.6%. Gross profit in our retail business for the three months ended March 31, 2020 was $12.5 million and gross margin was 34.8%. The increase in gross margin was attributable to decreased rent costs and production costs.

Total cost of sales for the three months ended March 31, 2021 was $48.4 million, compared to $42.3 million for the three months ended March 31, 2020, an increase of 14.3%. As a percentage of total sales, cost of sales decreased to 68.3% of total sales for the three months ended March 31, 2021, compared to 72.5% of total sales for the three months ended March 31, 2020. Consequently, gross margin increased to 31.7% for the three months ended March 31, 2021 from 27.5% for the three months ended March 31, 2020.

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

	Three Months Ended March 31,
	2021		2020
	(In thousands of U.S. dollars, except for percentages)				Increase
Gross Profit	$22,435	31.7%	$16,038	27.5%	39.9%
Operating Expenses
Selling Expenses	15,548	22.0	13,478	23.1	15.4
General and Administrative Expenses	7,851	11.1	5,785	9.9	35.7
Total Operating Expenses	23,399	33.0	19,263	33.0	21.5
Loss from Operations	$(964)	(1.4)%	$(3,225)	(5.5)%	70.1%

Selling expenses increased 15.4% to $15.5 million for the three months ended March 31, 2021 from $13.5 million for the three months ended March 31, 2020. The increase was attributable to the increased sales.

General and administrative expenses increased 35.7% to $7.9 million for the three months ended March 31, 2020 from $5.8 million for the three months ended March 31, 2020. As a percentage of total sales, general and administrative expenses increased to 11.1% of total sales for the three months ended March 31, 2021, compared to 9.9% of total sales for the three months ended March 31, 2020. The increase was mainly attributable to the decreased business trip and the exemption of social benefits by the PRC government in 2020.

Loss from Operations

Loss from operations was $1.0 million for the three months ended March 31, 2021, compared to $3.2 million for the three months ended March 31, 2020. As a percentage of sales, loss from operations accounted for 1.4% of our total sales for the three months ended March 31, 2021, an increase of 70.1% compared to 5.5% for the three months ended March 31, 2020 as a result of increased gross profit.

Interest Expense

Interest expense was $0.5 million for the three months ended March 31, 2021, an increase of 44.3% compared to the same period in 2020. The increase was due to the increased bank loans.

Income Tax Expenses

Income tax expense was $0.7 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

The Company’s operating subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (“the Income Tax Laws”).

All PRC subsidiaries, except for He Meida, are subject to income tax at the 25% statutory rate.

He Meida incorporated in Xizang (Tibet) Autonomous Region is subject to income tax at 15% statutory rate. The local government has implemented an income tax reduction from 15% to 9% valid through December 31, 2020. He Meida was closed in April 2021.

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

Net Loss

Net loss for the three months ended March 31, 2021 and 2020 was $1.2 million and $2.7 million, respectively. Our basic and diluted loss per share were $0.08 and $0.18 for the three months ended March 31, 2021 and 2020, respectively.

Summary of Cash Flows

Summary cash flows information for the three months ended March 31, 2021 and 2020 is as follows:

	2021	2020
	(In thousands of U.S. dollars)
Net cash (used in) provided by operating activities	$(302)	$24,555
Net cash (used in) provided by investing activities	$(2,361)	$275
Net cash provided by (used in) financing activities	$6,316	$(2,672)

Net cash (used in) provided by operating activities was ($0.3) million and $24.6 million for the three months ended March 31, 2021 and 2020, respectively. This decrease was mainly due to decreased accounts payable and other payables.

Net cash (used in) provided by investing activities was ($2.4) million and $0.3 million for the three months ended March 31, 2021 and 2020. This change was mainly due to that we purchased property and equipment in the three months ended March 31, 2021 more than the same period of 2020. In addition, we purchased more trading securities.

Net cash provided by (used in) financing activities were $6.3 million and ($2.7) million for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, we received new bank loans of $12.3 million and repaid the bank loans of $6.2 million.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents $78.0 million, current assets other than cash $154.4 million and current liabilities $188.7 million. We presently finance our operations primarily from cash flows from operations and borrowings from banks, and we anticipate that these will continue to be our primary source of funds to finance our short-term cash needs.

Bank Loans

In August 2020, Ever-Glory Apparel entered into a line of credit agreement for approximately $3.0 million (RMB20.0 million) with the Shanghai Pudong Development Bank and guaranteed by Goldenway. As of March 31, 2021, Ever-Glory Apparel had borrowed $2.3 million (RMB 15.0 million) under this line of credit with annual interest 3.01% and due on September 2021. As of March 31, 2021, approximately $0.7 million was unused and available under this line of credit.

From March 2020 to July 2020, Ever-Glory Apparel entered into a certificate of three-year time deposit of $29.0 million (RMB190.0 million) with the Shanghai Pudong Development Bank with annual interest rates ranging from 3.75% to 3.99%. From July to November 2020, Ever-Glory Apparel pledged the certificate of three-year time deposit to the Shanghai Pudong Development Bank and Ever-Glory Apparel had borrowed $29.0 million (RMB 190.0 million) under this line of certificate with an annual interest rate from 2.50% to 3.10% and due on between May 2021 and October 2021.

In December 2020, Goldenway entered into a certificate of three-year time deposit of $16.7 million (RMB110.0 million) with the Shanghai Pudong Development Bank with an annual interest rate of 3.85%. From November 2020 to February 2021, Goldenway pledged the certificate of three-year time deposit to the Shanghai Pudong Development Bank and Goldenway had borrowed $16.7 million (RMB 110.0 million) under this line of certificate with annual interest rates of 2.90% and 3.4%, due between May 2021 and February 2022.

In April 2020, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $6.1 million (RMB40.0 million). These loans are collateralized by the Company’s property and equipment. As of March 31, 2021, Goldenway had borrowed $6.1 million (RMB40.0 million) from Industrial and Commercial Bank of China with an annual interest rate 4.57% and due in August 2021.

In July 2019, Ever-Glory Apparel entered into a line of credit agreement for approximately $15.2 million (RMB100.0 million) with Industrial and Commercial Bank of China, which is collateralized by assets of Nanjing Knitting, an equity investee of Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of March 31, 2021, Ever-Glory Apparel had borrowed $15.2 million (RMB 100.0 million) under this line of credit with annual interest rates ranging from 3.95% to 4.35% and due between May 2021 to March 2022.

In April 2020, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $6.9 million (RMB45.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of March 31, 2021, approximately $6.9 million was unused and available under this line of credit.

In June 2020, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.0 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of March 31, 2021, LA GO GO had borrowed $2.3 million (RMB 15.0 million) under this line of credit with annual interest 4.55% and due in September 2021. As of March 31, 2021, approximately $0.7 million was unused and available under this line of credit.

In September 2019, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.1 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of March 31, 2021, approximately $9.1 million was unused and available under this line of credit.

In March 2021, Ever-Glory Apparel entered into a line of credit agreement for approximately $4.6 million (RMB30.0 million) with Bank of China and guaranteed by Jiangsu Ever-Glory. These loans are also collateralized by assets of Jiangsu Ever-Glory’s equity investee, Chuzhou Huarui, under a collateral agreement executed by Ever-Glory Apparel, Chuzhou Huarui and Bank of China. As of March 31, 2021, approximately $4.6 million was unused and available under this line of credit.

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

As of March 31, 2021, we had access to approximately $47.9 million in lines of credit, of which approximately $22.0 million was unused and available. These credit facilities do not include any covenants. We have agreed to provide Jiangsu Ever-Glory a counter-guarantee of not less than 70% of the maximum aggregate lines of credit and borrowings guaranteed by Jiangsu Ever-Glory and collateralized by the assets of Jiangsu Ever-Glory and its equity investee, Nanjing Knitting, under agreements executed between the Company, Jiangsu Ever-Glory, Nanjing Knitting, and the banks. The maximum aggregate lines of credit and available borrowings was approximately $35.8 million (RMB 235.0 million) and approximately $2.9 million (RMB 19.10 million) was provided to Jiangsu Ever-Glory as the counter guarantee as of March 31, 2021.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the United States dollar and the Chinese RMB. Most of our wholesale sales are in USD. During 2003 and 2004, the exchange rate of RMB to the dollar remained constant at RMB 8.26 to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from RMB 8.26 to 8.09 to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of March 31, 2021, the market foreign exchange rate had decreased to RMB 6.57 to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future and will pass some of the increased cost to our customers.

In addition, the financial statements of subsidiaries located in China (whose functional currency is RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation loss for the 3 months ended March 31, 2021 and 2020 was $1.4 million and $1.4 million, respectively.

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

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended March 31, 2021. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were operating effectively.

Changes in Internal Control Over Financial Reporting

Other than described above, during the first quarter of 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any pending legal proceedings to which we are a party which is material or potentially material, either individually or in the aggregate. We are from time to time, during the normal course of our business operations, subject to various litigation claims and legal disputes. We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our financial position, results of operations or liquidity.

Lawsuits against Client A

In November 2020, the Company’s two subsidiaries, Ever-Glory International Group Apparel Inc. and Goldenway Nanjing Garments Company Limited filed a complaint against Client A (“Client A”) for unpaid goods worth RMB 70.15 million ($10.75 million) in the Tianjin No.1 Intermediate People’s Court based on processing contracts between the parties. The Company has applied for interim measures with the court and has frozen bank accounts of Client A for a total amount of RMB 68.12 million ($10.44 million). The Company has delivered goods worth RMB 62.06 million ($9.51 million) to Client A pursuant to the processing contracts. The Company also seeks Client A for the payment of the loss incurred from the cost of raw materials paid to suppliers in the amount of RMB 8.09 million ($1.24 million) in reliance on the processing contracts. The Company received RMB 71.4 million ($10.9 million) from Client A in April 2021 which settled the complaint amount.

ITEM 1A. RISK FACTORS

As of the date of this report and except as set forth below, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on March 30, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Securities Authorized for Issuance under Equity Incentive Plans

The following table presents information regarding equity instruments outstanding under our 2014 Equity Incentive Plan as of March 31, 2021:

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

May 13, 2021	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jiansong Wang
Jiansong Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

