Form 10-Q
period 2021-06-30
Ever-Glory International Group, Inc.
filed 2021-08-13
CIK 943184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Securities registered under Section 12(g) of the Act:  None.

As of August 8, 2021, 14,810,660 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

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

●

The impact (including travel and entry restrictions and quarantine) of public health epidemics, including the COVID-19 pandemic in China and the rest of the world, on the market we operate in and our business, results of operations and financial condition;

●	Seasonality of our sales;

●	Success of our investments in new product development

●	Our plans and ability to open new retail stores;

●	Success of our acquired businesses;

●	Our relationships with our major customers;

●	The popularity of our products;

●	Relationships with suppliers and cost of supplies;

●	Financial and economic conditions in Asia, Japan, Europe and the U.S.;

●	Anticipated effective tax rates in future years;

●	Regulatory requirements affecting our business;

●	Currency exchange rate fluctuations;

●	Our management of business through a U.S. publicly-traded and reporting company and the general reputation and potential scrutiny of U.S. publicly-traded companies with their principal operations in China;

●	Our future financing needs; and

●	Our ability to obtain future financing on acceptable terms.

Forward-looking statements also include the assumptions underlying or relating to any of the foregoing or other such statements. When used in this report, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” and similar expressions are generally intended to identify forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the factors described in the Section entitled “Risk Factors” on Form 10-K and other documents we file from time to time with the Securities and Exchange Commission (“SEC”).

ii

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

	June 30, 2021	December 31, 2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$63,963	$81,865
Restricted cash	42,725	39,858
Trading securities	3,581	1,792
Accounts receivable, net	39,643	53,285
Inventories	60,190	53,893
Advances on inventory purchases	7,556	10,261
Value added tax receivable	2,114	1,244
Other receivables and prepaid expenses	6,255	5,479
Amounts due from related parties	186	567
Total Current Assets	226,213	248,244

NON-CURRENT ASSETS
Equity security investment	5,929	3,932
Intangible assets, net	4,750	4,794
Property and equipment, net	33,414	32,164
Operating lease right-of-use assets	49,725	41,690
Deferred tax assets	306	902
Total Non-Current Assets	94,124	83,482
TOTAL ASSETS	$320,337	$331,726

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank loans	$65,498	$65,919
Accounts payable	52,595	67,762
Accounts payable and other payables – related parties	2,131	3,764
Other payables and accrued liabilities	15,410	16,073
Value added and other taxes payable	-	909
Income tax payable	493	1,062
Current operating lease liabilities	41,174	33,481
Total Current Liabilities	177,301	188,970

NON-CURRENT LIABILITIES
Non-current operating lease liabilities	8,676	8,307
TOTAL LIABILITIES	185,977	197,277

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, authorized 50,000,000 shares, 14,810,660 and 14,809,160 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively)	15	15
Additional paid-in capital	3,655	3,650
Retained earnings	106,230	109,171
Statutory reserve	20,376	20,376
Accumulated other comprehensive income	6,672	4,590
Amounts due from related party	(2,588)	(3,353)
Total equity	134,360	134,449
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$320,337	$331,726

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
NET SALES	$60,555	$50,086	$131,369	$108,441
COST OF SALES	42,163	35,641	90,541	77,958

GROSS PROFIT	18,392	14,445	40,828	30,483

OPERATING EXPENSES
Selling expenses	14,503	12,626	30,052	26,105
General and administrative expenses	7,662	5,971	15,513	11,755
Total Operating Expenses	22,165	18,597	45,565	37,860

LOSS FROM OPERATIONS	(3,773)	(4,152)	(4,737)	(7,377)

OTHER INCOME (EXPENSES)
Interest income	527	339	752	616
Interest expense	(200)	(566)	(692)	(907)
Government subsidy	243	231	502	691
Gain from changes in fair values of investments	2,041	4	2,275	4
Other income	477	610	774	968
Total Other Income, Net	3,088	618	3,611	1,372

LOSS BEFORE INCOME TAX EXPENSE	(685)	(3,534)	(1,126)	(6,005)

Income tax expense	(1,086)	(266)	(1,815)	(493)

NET LOSS	(1,771)	(3,800)	(2,941)	(6,498)

Net loss attributable to the non-controlling interest	-	6	-	3
NET LOSS ATTRIBUTABLE TO THE COMPANY	(1,771)	(3,794)	(2,941)	(6,495)

NET LOSS	$(1,771)	$(3,800)	$(2,941)	$(6,498)

Foreign currency translation gain (loss)	3,434	(263)	2,083	(1,700)
COMPREHENSIVE INCOME (LOSS)	1,663	(4,063)	(858)	(8,198)

Comprehensive loss attributable to the non-controlling interest	-	8	-	2
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$1,663	$(4,055)	$(858)	$(8,196)

LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY’S STOCKHOLDERS
Basic and diluted	$(0.12)	$(0.26)	$(0.20)	$(0.44)
Weighted average number of shares outstanding Basic and diluted	14,810,660	14,804,832	14,810,330	14,804,595

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

			Additional	Retained Earnings		Accumulated other	Amounts due from	Total equity attributable to stockholders	Non-
	Common Stock		paid-in		Statutory	Comprehensive	related	of the	controlling	Total
	Shares	Amount	capital	Unrestricted	reserve	loss	party	Company	Interest	equity
Balance at January 1, 2021	14,809,160	$15	$3,650	$109,171	$20,376	$4,590	$(3,353)	$134,449	-	$134,449

Stock issued for compensation	1,500	-	5	-	-	-	-	5		5
Net loss	-	-	-	(1,170)	-	-	-	(1,170)	-	(1,170)
Net cash received from related party under counter guarantee agreement	-	-	-	-	-	-	379	379	-	379
Foreign currency translation adjustment						(1,352)	-	(1,352)	-	(1,352)
Balance at March 31, 2021	14,810,660	15	3,655	108,001	20,376	3,238	(2,974)	132,311	-	132,311
Net income	-	-	-	(1,771)	-	-	-	(1,771)	-	(1,771)
Net cash received from related party under counter guarantee agreement	-	-	-	-	-	-	386	386	-	386
Foreign currency translation adjustment	-	-	-	-	-	3,434		3,434	-	3,434
Balance at June 30, 2021	14,810,660	$15	$3,655	$106,230	$20,376	$6,672	$(2,588)	$134,360	-	$134,360

			Additional	Retained Earnings		Accumulated other	Amounts due from	Total equity attributable to stockholders	Non-
	Common Stock		paid-in		Statutory	Comprehensive	related	of the	controlling	Total
	Shares	Amount	capital	Unrestricted	reserve	loss	party	Company	Interest	equity
Balance at January 1, 2020	14,801,770	$15	$3,640	$106,328	$19,939	$(4,330)	$(4,932)	$120,660	(1,510)	$119,150

Stock issued for compensation	3,062	0.003	5	-	-	-	-	5		5
Net income (loss)	-	-	-	(2,701)	-	-	-	(2,701)	3	(2,698)
Net cash received from related party under counter guarantee agreement	-	-	-	-	-	-	785	785	-	785
Foreign currency translation adjustment						(1,440)	-	(1,440)	3	(1,437)
Balance at March 31, 2020	14,804,832	15	3,645	103,627	19,939	(5,770)	(4,147)	117,309	(1,504)	115,805
Net (loss)				(3,794)				(3,794)	(6)	(3,800)
Net cash received from related party under counter guarantee agreement							151	151		151
Foreign currency translation adjustment						(261)		(261)	(2)	(263)
Balance at June 30, 2020	14,804,832	$15	$3,645	$99,833	$19,939	$(6,031)	$(3,996)	$113,405	(1,512)	$111,893

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

	Six Months Ended
	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,941)	$(6,498)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	3,212	3,597
Loss from sale of property and equipment	463	189
Provision of bad debt allowance	652	969
Write off obsolete inventories	5,530	3,681
Changes in fair value of investment	(2,275)	-
Deferred income tax	604	71
Stock-based compensation	5	5
Changes in operating assets and liabilities
Accounts receivable	13,433	30,444
Inventories	(11,346)	11,659
Value added tax receivable	(562)	1,076
Other receivables and prepaid expenses	(632)	737
Advances on inventory purchases	2,928	3,845
Amounts due from related parties	546	(214)
Accounts payable	(17,753)	(22,522)
Accounts payable and other payables- related parties	(1,763)	(466)
Other payables and accrued liabilities	1,201	(7,027)
Value added and other taxes payable	(1,209)	(1,593)
Income tax payable	(581)	(910)
Net cash (used in) provided by operating activities	(10,488)	17,043

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,452)	(1,018)
Net (purchase) sale of trading securities	(1,468)	(825)
Net cash (used in) investing activities	(5,920)	(1,843)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	12,841	31,995
Repayment of bank loans	(13,905)	(21,173)
Net collection (advance) of amounts due from related party (equity)	798	898
Net cash (used in) provided by financing activities	(266)	11,720

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,639	(723)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(15,035)	26,197

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	121,723	50,755

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$106,688	$76,952

Reconciliation of cash, cash equivalents and restricted cash reported within their consolidated balance sheets:

Cash and Cash Equivalents	63,963	59,236
Restricted cash	42,725	17,716
	$106,688	$76,952

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$692	$907
Income taxes	$1,781	$493

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

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

The Company’s wholesale operations are provided primarily through the Company’s wholly-owned PRC subsidiaries, Goldenway Nanjing Garments Co. Ltd. (“Goldenway”), Nanjing Catch-Luck Garments Co. Ltd. (“Catch-Luck”), Nanjing New-Tailun Garments Co. Ltd (“New-Tailun”), Haian Tai Xin Garments Trading Company Limited (“Haian Tai Xin”), Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”), Chuzhou Huirui Garments Co. Ltd. (“Huirui”), and Nanjing Rui Lian Technology Company Limited (“Nanjing Rui Lian”), and the Company’s wholly-owned Samoa subsidiary, Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”) and the Company’s wholly-owned Hong Kong subsidiary, Ever-Glory Supply Chain Service Co., Limited (“Ever-Glory Supply Chain”).  The Company’s retail operations are provided through its wholly-owned subsidiaries, Shanghai LA GO GO Fashion Company Limited (“Shanghai LA GO GO”), Jiangsu LA GO GO Fashion Company Limited (“Jiangsu LA GO GO”), Tianjin LA GO GO Fashion Company Limited (“Tianjin LA GO GO”), Shanghai Ya Lan Fashion Company Limited (“Ya Lan”) and Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”).

Shanghai Yiduo Fashion Company Limited, the only then subsidiary with non-controlling interests, was deconsolidated from the financial statements as of December 31, 2020 as a result of bankruptcy liquidation.

He Meida was closed in April 2021, which is not a strategic shift and does not have major effect on the Company’s operations or financial results and the disposal loss was immaterial to the financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations and comprehensive income (loss), condensed consolidated statements of equity, and condensed consolidated statements of cash flows for the three and six months ended June 30, 2021 and 2020. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements.

Wholesale revenues are generally higher in the third and fourth fiscal quarters, while retail revenues are generally higher in the first and fourth fiscal quarters. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

NOTE 3 INVESTMENTS

Trading securities

Investments in equity securities of certain US and HK public companies are accounted for as trading securities and measured subsequently at fair value in the consolidated balance sheets. Net gains and losses recognized during the three months periods are summarized as follows (In thousands of U.S. Dollars).

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands of U.S. Dollars)
Net gains recognized during the period on equity securities	59	4	321	4
Less: Net gains recognized during the period on equity securities sold during the period	-	-	54	-
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$59	$4	$267	$4

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

In December 2020, the Partnership invested in a public company in China. Since there is readily determinable fair value of the equity investment, the Company started to measure its equity investment at fair value using the public company’s stock price and the Company’s shares since December 31, 2020. At each reporting period, the Company makes a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. There is no significant adverse change in the regulatory, economic, or technological environment of the investee. So the investment was not impaired at June 30, 2021.

NOTE 4 INVENTORIES

Inventories at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
	(In thousands of U.S. Dollars)
Raw materials	$2,071	$1,297
Work-in-progress	21,796	8,130
Finished goods	36,323	44,466
Total inventories	$60,190	$53,893

NOTE 5 RESTRICTED CASH

As of June 30, 2021, restricted cash was $42.7 million (RMB276.0 million). Restricted cash $41.7 million (RMB 270.0 million) of time deposit was pledged for loans to Shanghai Pudong Development Bank. And $1.0 million (RMB6.0 million) was deposit for $4.6 million (RMB 30.0 million) loan received in July, 2021.

NOTE 6 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short term bank loans consisted of the following as of June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
Bank	(In thousands of U.S. Dollars)
Shanghai Pudong Development Bank	$44,118	$42,157
Industrial and Commercial Bank of China	18,576	21,462
Nanjing Bank	2,322	2,300
Bank of Ningbo	482	-
	$65,498	$65,919

In August 2020, Ever-Glory Apparel entered into a line of credit agreement for approximately $3.0 million (RMB20.0 million) with the Shanghai Pudong Development Bank and guaranteed by Goldenway. As of June 30, 2021, Ever-Glory Apparel had borrowed $2.3 million (RMB 15.0 million) under this line of credit with annual interest 3.01% and due on September 2021. As of June 30, 2021, approximately $0.7 million was unused and available under this line of credit.

From March 2020 to July 2020, Ever-Glory Apparel entered into a deposit certificate of $27.8 million (RMB180.0 million) with the Shanghai Pudong Development Bank with annual interest rates ranging from 3.75% to 3.99%. From July to November 2020, Ever-Glory Apparel pledged the deposit certificate to the Shanghai Pudong Development Bank and Ever-Glory Apparel had borrowed $27.8 million (RMB 180.0 million) under this line of certificate with an annual interest rate from 2.50% to 3.10% and due on between May 2021 and October 2021.

In December 2020, Goldenway entered into a deposit certificate of $13.9 million (RMB90.0 million) with the Shanghai Pudong Development Bank with an annual interest rate of 3.85%. From November 2020 to February 2021, Goldenway pledged the deposit certificate to the Shanghai Pudong Development Bank and Goldenway had borrowed $13.9 million (RMB 90.0 million) under this line of certificate with annual interest rate of 2.90% and 3.4%, due between December 2021 and February 2022.

In April 2020, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $6.2 million (RMB40.0 million). These loans are collateralized by the Company’s property and equipment. As of June 30, 2021, Goldenway had borrowed $6.2 million (RMB40.0 million) from Industrial and Commercial Bank of China with an annual interest rate 4.57% and due in August 2021.

In July 2019, Ever-Glory Apparel entered into a line of credit agreement for approximately $15.5 million (RMB100.0 million) with Industrial and Commercial Bank of China, which is collateralized by assets of Nanjing Knitting, an equity investee of Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of June 30, 2021, Ever-Glory Apparel had borrowed $12.4 million (RMB 80.0 million) under this line of credit with annual interest rates ranging from 3.95% to 4.35% and due between August 2021 to March 2022. As of June 30, 2021, approximately $3.1 million was unused and available under this line of credit.

In April 2020, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $6.9 million (RMB45.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of June 30, 2021, approximately $6.9 million was unused and available under this line of credit.

In June 2020, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.0 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of June 30, 2021, LA GO GO had borrowed $2.3 million (RMB 15.0 million) under this line of credit with annual interest 4.55% and due in September 2021. As of June 30, 2021, approximately $0.7 million was unused and available under this line of credit.

In September 2019, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.3 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of June 30, 2021, approximately $9.3 million was unused and available under this line of credit.

In March 2021, Ever-Glory Apparel entered into a line of credit agreement for approximately $4.6 million (RMB30.0 million) with Bank of China and guaranteed by Jiangsu Ever-Glory. These loans are also collateralized by assets of Jiangsu Ever-Glory’s equity investee, Chuzhou Huarui, under a collateral agreement executed by Ever-Glory Apparel, Chuzhou Huarui and Bank of China. As of June 30, 2021, approximately $4.6 million was unused and available under this line of credit.

In June 2021, Ever-Glory Apparel had borrowed $0.5 million from Bank of Ningbo with annual interest 0.31% and due in July 2021.

All bank loans are used to fund our daily operations. All loans have been repaid before or at maturity date.

Total interest expense on bank loans amounted to $0.7 million and $0.9 million for the six months ended June 30, 2021 and 2020, respectively, and $0.2 million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively.

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

After the tax liability adjustment resulted from the reevaluation of the Company’s tax position (resulting in the company allocating substantially all of the earnings of the Samoan subsidiary to the PRC and reporting such earnings as taxable in the PRC), pre-tax (loss) income for the three and six months ended June 30, 2021 and 2020 was taxable in the following jurisdictions:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands of U.S. Dollars)
Mainland China	$(28)	$(3,531)	$(467)	$(6,000)
Hongkong, PRC	(654)	-	(654)	-
Others	(3)	(3)	(5)	(5)
	$(685)	$(3,534)	$(1,126)	$(6,005)

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three and six months ended June 30, 2021 and 2020:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
PRC statutory rate	25.0%	25.0%	25.0%	25.0%
Temporary difference between US GAAP and PRC tax accounting	(183.4)	(32.5)	(186.2)	(33.2)
Effective income tax rate	(158.4)%	(7.5)%	(161.2)%	(8.2)%

Income tax expense for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Current	$512	$195	$1,218	$304
Deferred	574	71	597	189
Income tax expense	$1,086	$266	$1,815	$493

The Company’s deferred tax liabilities arise from differences between US GAAP and PRC tax accounting for certain revenue and expense items, including timing of deduction of losses from allowances.

The Company has not recorded U.S. deferred income taxes on approximately $108.5 million of its non-U.S. subsidiaries’ undistributed earnings because such amounts are intended to be reinvested outside the United States indefinitely. The U.S. Tax Reform signed into law on December 22, 2017 significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, there is no deferred tax expense (income) relating to the Tax Act changes for the year ended June 30, 2021.

NOTE 8 STOCKHOLDERS’ EQUITY

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

Other income from Wubijia for the three and six months ended at June 30, 2021 and 2020 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands of U.S. Dollars)
The Company received from the customers	$-	$-	$3	$3
The Company paid to Wubijia	-	-	(3)	(3)
The net income recorded as other income	$-	$-	$-	$-

Included in other income for the years ended June 30, 2021 and 2020 is rental income from EsC’Lav, the entity controlled by Mr. Kang under operating lease agreement with term through 2021. The rental income is $6,391, $5,825, $12,757 and $11,741 for the three and six months ended June 30, 2021 and 2020, respectively.

Other expenses due to Related Parties

Included in other expenses for the three and six months ended June 30, 2021 and 2020 are rent costs due to entities controlled by Mr. Kang under operating lease agreements as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands of U.S. Dollars)
Chuzhou Huarui	55	52	110	102
Kunshan Enjin	24	21	47	43
Total	$79	$73	$157	$145

The Company leases Chuzhou Huarui and Kunshan Enjin’s warehouse spaces because the locations are convenient for transportation and distribution.

Purchases from and Sub-contracts with Related Parties

The Company purchased raw materials from Nanjing Knitting totaling $0.7 million, $0 million, $0.9 million and $0.4 million during the three and six months ended June 30, 2021 and 2020, respectively.

In addition, the Company sub-contracted certain manufacturing work to related companies totaled $5.1 million, $5.4 million, $10.1 million and $8.4 million for the three and six months ended June 30, 2021 and 2020, respectively. The Company provided raw materials to the sub-contractors and charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands of U.S. Dollars)
Chuzhou Huarui	$370	$477	$861	$990
Fengyang Huarui	332	242	651	400
Nanjing Ever-Kyowa	319	188	710	442
Ever-Glory Vietnam	3,360	3,595	6,443	5,479
Nanjing Knitting	917	487	917	487
EsCeLav	31	14	37	24
Jiangsu Ever-Glory	7	381	464	627
	$5,336	$5,384	$10,083	$8,449

Accounts Payable – Related Parties

The accounts payable to related parties at June 30, 2021 and December 31, 2020 are as follows:

	2021	2020
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$926	1,727
Fengyang Huarui	-	150
Nanjing Ever-Kyowa	4	384
Chuzhou Huarui	249	1,234
Nanjing Knitting	573	257
Jiangsu Ever-Glory	379	12
Total	$2,131	$3,764

Amounts Due From Related Parties-current assets

The amounts due from related parties at June 30, 2021 and December 31, 2020 are as follows:

	2021	2020
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$29	$567
Fengyang Huarui	157	-
Total	$186	$567

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. During three and six months ended June 30, 2021 and 2020, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices.  The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at a cost of $1.0 million, $0 million, $2.8 million and $0.4 million during the three and six months period ended June 30, 2021 and 2020, respectively. Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at a cost of $0 million, $0.1 million, $0.5 million and $0.4 million during the three and six months ended June 30, 2021 and 2020, respectively.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of June 30, 2021 and December 31, 2020, Jiangsu Ever-Glory has provided guarantees for approximately $36.3 million (RMB 235 million) and $36 million (RMB 235.0 million) of lines of credit obtained by the Company, respectively. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $27.5 million (RMB 177.5 million) and $27.2 million (RMB 177.5 million) as of June 30, 2021 and December 31, 2020 respectively. Mr. Kang has also provided a personal guarantee for $12.4 million (RMB 80.0 million) and $14.8 million (RMB 96.3 million) as of June 30, 2021 and December 31, 2020, respectively.

At December 31, 2020, $3.1 million (RMB 20.0 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the six months ended June 30, 2021, an additional $0.2 million (RMB 1.2 million) was provided to and repayment of $1.0 million (RMB 6.4 million) was received from Jiangsu Ever-Glory under the counter-guarantee. As of June 30, 2021, the amount of the counter-guarantee was $2.3 million (RMB 14.9 million) (the difference represents currency exchange adjustment of $0.02 million), which was 6.32% of the aggregate amount of lines of credit. This amount plus accrued interest of $0.3 million have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. At June 30, 2021 and December 31, 2020, the amount classified as a reduction of equity was $2.6 million and $3.4 million, respectively. Interest of 0.5% was charged on net amounts due from Jiangsu Ever-Glory at each month end. Since January 1, 2019, interest rate has changed to 0.3625% charged at each month end as the bank benchmark interest rate decreased. Interest income for the three and six months ended June 30, 2021 and 2020 was approximately $0 million, $0.01 million, $0 million and $0.1 million, respectively.

NOTE 10 COMMITMENTS AND CONTINGENCIES

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

In the six months ended June 30, 2021, the costs of the leases recognized in cost of revenues and general administrative expenses are $15.9 million and $0.2 million, respectively. Cash paid for the operating leases including in the operating cash flows was $16.1 million. In the six months ended June 30, 2020, the costs of the leases recognized in cost of revenues and general administrative expenses are $12.0 and $0.2 million, respectively. Cash paid for the operating leases including in the operating cash flows was $12.2 million.

The following table summarizes the maturity of operating lease liabilities:

Year ending December 31, (In thousands of U.S. Dollars)
2021	$376
2022	753
2023	768
2024	433
2025	433
Thereafter	12,908
Total lease payment	15,671
Less: Interest	6,995
Total	$8,676

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

Lawsuits against Client A

In November 2020, the Company’s two subsidiaries, Ever-Glory International Group Apparel Inc. and Goldenway Nanjing Garments Company Limited filed a complaint against Client A (“Client A”) for unpaid goods worth RMB 70.15 million ($10.86 million) in the Tianjin No.1 Intermediate People’s Court based on processing contracts between the parties. The Company has applied for interim measures with the court and has frozen bank accounts of Client A for a total amount of RMB 68.12 million ($10.54 million). The Company has delivered goods worth RMB 62.06 million ($9.51 million) to Client A pursuant to the processing contracts. The Company also seeks Client A for the payment of the loss incurred from the cost of raw materials paid to suppliers in the amount of RMB 8.09 million ($1.25 million) in reliance on the processing contracts. The Company received RMB 71.4 million ($11.05 million) from Client A in April 2021 which settled the complaint amount.

NOTE 11 RISKS AND UNCERTAINTIES

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

Concentration risk

For the three months ended June 30, 2021, the Company had one wholesale customer that represented approximately 19% of the Company’s revenues. For the six months ended June 30, 2021, the Company had one wholesale customer that represented approximately 11% of the Company’s revenues. For the three months ended June 30, 2020, the Company had one wholesale customer that represented approximately 30% of the Company’s revenues. For the six months ended June 30, 2020, the Company had two wholesale customers that represented approximately 12% and 19% of the Company’s revenues.

For the wholesale business, the Company did not rely on any raw material supplier that represented more than 10% of the total raw material purchases during the three and six months ended June 30, 2021 and 2020.

For the retail business, the Company relied on four raw material suppliers that represented approximately 33%, 27%, 16% and 11% of raw material purchases during the six months ended June 30, 2021. For the Company’s retail business, the Company had three suppliers that represented 41%, 24% and 19% of raw materials purchases during the six months ended June 30, 2020.

For the wholesale business, the Company relied on one finished goods supplier which is a related-party that represented 31.1% of the total raw material purchases during the six months ended June 30, 2021. For the wholesale business, the Company relied on two finished goods suppliers that represented approximately 20% and 11% of the total raw material purchases during the six months ended June 30, 2020.

For the retail business, the Company did not rely on any supplier that represented more than 10% of the total finished goods purchases during the six months ended June 30, 2021 and 2020.

The Company’s revenues for the three and six months ended June 30, 2021 and 2020 were earned in the following geographic areas:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands of U.S. Dollars)
The People’s Republic of China	$4,356	$3,111	$11,846	$7,764
Hong Kong China	2,914	2,054	6,971	5,045
United Kingdom	2,485	471	3,538	1,309
Europe-Other	5,913	3,660	10,059	7,754
Japan	1,550	2,205	4,955	6,589
United States	9,209	10,548	12,277	15,876
Total wholesale business	26,427	22,049	49,646	44,337
Retail business	34,128	28,037	81,723	64,104
Total	$60,555	$50,086	$131,369	$108,441

NOTE 12 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)	Wholesale segment

(b)	Retail segment

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
Six months ended June 30, 2021
Segment profit or loss:
Net revenue from external customers	$49,646	81,723	131,369
Loss from operations	$(3,371)	(1,366)	(4,737)
Interest income	$699	53	752
Interest expense	$639	53	692
Depreciation and amortization	$310	2,902	3,212
Loss before income tax expense	(440)	(686)	(1,126)
Income tax expense	$804	1,011	1,815
Segment assets:
Additions to property, plant and equipment	1,778	2,674	4,452
Inventory	26,931	33,259	60,190
Total assets	178,713	141,624	320,337

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
Six months ended June 30, 2020
Segment profit or loss:
Net revenue from external customers	$44,337	64,104	108,441
Income (Loss) from operations	$1,001	(8,378)	(7,377)
Interest income	$576	40	616
Interest expense	$719	188	907
Depreciation and amortization	$583	3,014	3,597
Income (Loss) before income tax expense	1,722	(7,728)	(6,005)
Income tax expense	$468	25	493
Segment assets:
Additions to property, plant and equipment	185	833	1,018
Inventory	15,633	35,621	51,254
Total assets	96,192	156,096	252,288

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
Three months ended June 30, 2021
Segment profit or loss:
Net revenue from external customers	$26,427	34,128	60,555
Loss from operations	$(2,666)	(1,107)	(3,773)
Interest income	$502	25	527
Interest expense	$173	27	200
Depreciation and amortization	$70	1,800	1,870
Income (Loss)before income tax expense	(53)	(632)	(685)
Income tax expense	$479	607	1,086

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
Three months ended June 30, 2020
Segment profit or loss:
Net revenue from external customers	$22,049	28,037	50,086
Income (Loss) from operations	$1,675	(5,827)	(4,152)
Interest income	$314	25	339
Interest expense	$501	65	566
Depreciation and amortization	$329	1,681	2,010
Income (Loss) before income tax expense	1,658	(5,193)	(3,535)
Income tax expense	$281	(16)	265

NOTE 13 SUBSEQUENT EVENTS

On July 30, 2021, the Company’s board of directors authorized a stock repurchase program to repurchase up to $5 million of the Company’s common stock from time to time until December 31, 2021 through various means, including open market transactions and privately negotiated transactions in accordance with applicable securities laws and regulations (the “2021 Repurchase Plan”). The Company cannot predict when or if it will repurchase any shares of common stock pursuant to the 2021 Repurchase Plan as such repurchases will depend on a number of factors, including constraints specified in agreement with the broker pursuant to Rule 10b5-1 of the Exchange Act, price, general business and market conditions.

The Company has evaluated subsequent events through the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2021 have been incorporated into these consolidated financial statements and there are no other significant subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2021 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Retail Business

The business objectives for our retail segment are to establish leading brands of women’s apparel and to build a nationwide retail network in China. As of June 30, 2021, we had 931 stores (including store-in-stores), which includes 52 stores that were opened and 57 stores that were closed in the first half year of 2021. We expect to increase an additional 50 to 100 stores in 2021.

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

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 30, 2021 (“2020 Form 10-K.”)

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

Results of Operations for the three months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020. The table and the discussion below should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended June 30,
	2021		2020
	(In thousands of U.S. dollars, except for percentages)
Sales	$60,555	100.0%	$50,086	100.0%
Gross Profit	$18,392	30.4%	$14,445	28.8%
Operating Expense	$22,165	36.6%	$18,597	37.1%
Loss From Operations	$(3,773)	(6.2)%	$(4,152)	(8.3)%
Other Income	$3,088	5.1%	$618	1.2%
Income tax expense	$1,086	1.8%	$266	0.5%
Net Loss	$(1,771)	(2.9)%	$(3,800)	(7.6)%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended June 30, 2021 and 2020.

	2021		2020		Growth (Decrease)
Wholesale business	(In thousands of U.S. dollars)	% of total sales	(In thousands of U.S. dollars)	% of total sales	in 2021 compared with 2020
Mainland China	$4,356	7.2%	$3,111	6.2%	40.1%
Hong Kong China	2,914	4.8	2,054	4.1	41.9
United Kingdom	2,485	4.1	471	0.9	427.6
Europe-Other	5,913	9.8	3,660	7.3	61.6
Japan	1,550	2.6	2,205	4.4	(29.7)
United States	9,209	15.2	10,549	21.1	(12.7)
Total Wholesale business	26,427	43.6	22,049	44.0	19.9
Retail business	34,128	56.4	28,037	56.0	21.7
Total sales	$60,555	100.0%	$50,086	100.0%	20.9%

Sales for the three months ended June 30, 2021 were $60.6 million, a 20.9% increase compared with the three months ended June 30, 2020. This increase was primarily attributable to a 21.7% increase in sales in our retail business and a 19.9% increase in our wholesale business.

Sales generated from our wholesale business contributed 43.6% or $26.4 million of our total sales for the three months ended June 30, 2021, a 19.9% increase compared with 44.0% or $22.0 million in the three months ended June 30, 2020. This increase was primarily attributable to an increase in sales in Mainland China, Hong Kong, United Kingdom and Europe-Other partially offset by a decrease in sales in Japan and United States.

Sales generated from our retail business contributed 56.4% or $34.1 million of our total sales for the three months ended June 30, 2021, a 21.7% increase compared with 56.0% or $28.0 million in the three months ended June 30, 2020. This increase was primarily due to the increased same store sales.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended June 30, 2021 and 2020.

					Growth
					(Decrease) in
	Three months ended June 30,				2021
	2021		2020		Compared
	(In thousands of U.S. dollars, except for percentages)				with 2020
Net Sales for Wholesale Sales	$26,427	100.0%	$22,049	100.0%	19.9%
Raw Materials	11,407	43.2	8,614	39.1	32.4
Labor	386	1.4	299	1.4	29.2
Outsourced Production Costs	10,943	41.4	8,623	39.1	26.9
Other and Overhead	95	0.4	152	0.7	(37.5)
Total Cost of Sales for Wholesale	22,831	86.4	17,688	80.3	29.1
Gross Profit for Wholesale	3,596	13.6	4,361	19.7	(17.5)
Net Sales for Retail	34,128	100.0	28,037	100.0	21.7
Production Costs	13,390	39.2	13,865	49.5	(3.4)
Rent	5,942	17.4	4,088	14.3	45.4
Total Cost of Sales for Retail	19,332	56.6	17,953	63.8	7.7
Gross Profit for Retail	14,796	43.4	10,084	36.2	46.7
Total Cost of Sales	42,163	69.6	35,641	71.2	18.3
Gross Profit	$18,392	30.4%	$14,445	28.8%	27.3%

Raw material costs for our wholesale business were 43.2% of our total wholesale business sales in the three months ended June 30, 2021, compared with 39.1% in the three months ended June 30, 2020. The increase was mainly due to higher raw material prices.

Labor costs for our wholesale business were 1.4% of our total wholesale business sales in the three months ended June 30, 2021, compared with 1.4% in the three months ended June 30, 2020.

Outsourced production costs for our wholesale business for the three months ended June 30, 2021 increased by 26.9% to $10.9 million from $8.6 million for the three months ended June 30, 2020. Outsourced production costs accounted for 41.4% of our total wholesale business sales in the three months ended June 30, 2021, compare with 39.1% in the three months ended June 30, 2020. This increase in percentage was primarily attributable to higher average employee salaries at our outsourced manufacturing factories.

Overhead and other expenses for our wholesale business accounted for 0.4% of our total wholesale business sales for the three months ended June 30, 2021, compared with 0.7% of total wholesale business sales for the three months ended June 30, 2020.

Wholesale business gross profit for the three months ended June 30, 2021 was $3.6 million compared with $4.4 million for the three months ended June 30, 2020. Gross profit accounted for 13.6% of our total wholesale sales for the three months ended June 30, 2021, compared with 19.7% for the three months ended June 30, 2020. The decrease was mainly due to raw material price and higher outsourced production costs.

Production costs for our retail business were $13.4 million for the three months ended June 30, 2021 compared with $13.9 million during the three months ended June 30, 2020. Retail production costs accounted for 39.2% of our total retail sales in the three months ended June 30, 2021, compared with 49.5% for the three months ended June 30, 2020. The decrease in percentage was due to higher discount rate in 2020 because of COVID-19.

Rent costs for our retail business for the three months ended June 30, 2021 were $5.9 million compared with $4.1 million for the three months ended June 30, 2020. Rent costs for our retail business accounted for 17.4% of our total retail sales for the three months ended June 30, 2021, compared with 14.3% for the three months ended June 30, 2020. The increase was primarily attributable to the rent reduction in 2020 for the influence of COVID-19.

Gross profit in our retail business for the three months ended June 30, 2021 was $14.8 million and gross margin was 43.4%. Gross profit in our retail business for the three months ended June 30, 2020 was $10.1 million and gross margin was 36.2%.

Total cost of sales for the three months ended June 30, 2021 was $42.2 million, a 18.3% increase from $35.6 million for the three months ended June 30, 2020. Total cost of sales as a percentage of total sales for the three months ended June 30, 2021 was 69.6%, compared with 71.2% for the three months ended June 30, 2020. Gross margin for the three months ended June 30, 2021 was 30.4% compared with 28.8% for the three months ended June 30, 2020.

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

	Three Months Ended June 30,				Increase (Decrease) in 2021
	2021		2020		Compared
	(In thousands of U.S. dollars, except for percentages)				to 2020
Gross Profit	$18,392	30.4%	$14,445	28.8%	27.3%
Operating Expenses:
Selling Expenses	14,503	24.0	12,626	25.2	14.9
General and Administrative Expenses	7,662	12.7	5,971	11.9	28.3
Total	22,165	36.6	18,597	37.1	19.2
Loss from Operations	$(3,773)	(6.2)%	$(4,152)	(8.3)%	(9.1)%

Selling expenses for the three months ended June 30, 2021 increased by 14.9% to $14.5 million from $12.6 million for the three months ended June 30, 2020. The increase was attributable to the increased marketing expenses associated with the promotion of the retail brand.

General and administrative expenses for the three months ended June 30, 2021 increased by 28.3% to $7.7 million from $6.0 million for the three months ended June 30, 2020. The increase was attributable to the decreased business trip and the exemption of social benefits by the PRC government in 2020.

Loss from Operations

Loss from operations for the three months ended June 30, 2021 was $3.7 million, a decrease of 9.1% from $4.2 million of income for the three months ended June 30, 2020. Loss from operations for the three months ended June 30, 2021 accounted for 6.2% of our total sales, while the three months ended June 30, 2020 accounted for 8.3% of our total sales.

Interest Expense

Interest expense for the three months ended June 30, 2021 was $0.2 million, while interest expense was $0.6 million for the three months ended June 30, 2020. The decrease was due to the decreased bank loans rate.

Income Tax Expenses

Income tax expense was $1.1 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively.

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

Net Loss

Net loss for the three months ended June 30, 2021 was $1.8 million, and net loss for the three months ended June 30, 2020 was $3.8 million.

Results of Operations for the six months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Six Months Ended June 30,
	2021		2020
	(In thousands of U.S. Dollars, except for percentages)
Sales	$131,369	100.0%	$108,441	100.0%
Gross Profit	40,828	31.1	30,483	28.1
Operating Expense	45,565	34.7	37,860	34.9
(Loss) Income From Operations	(4,737)	(3.6)	(7,377)	(6.8)
Other Income	3,611	2.7	1,372	1.3
Income tax expense	1,815	1.4	493	0.5
Net (Loss) Income	$(2,941)	(2.2)%	$(6,498)	(6.0)%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the six months ended June 30, 2021 and 2020.

	2021		2020		Growth (Decrease)
Wholesale business	(In thousands of U.S. dollars)	% of total sales	(In thousands of U.S. dollars)	% of total sales	in 2021 compared with 2020
Mainland China	$11,846	9.0%	$7,764	7.2%	52.6%
Hong Kong China	6,971	5.3	5,045	4.7	38.2
United Kingdom	3,538	2.7	1,309	1.2	170.3
Europe-Other	10,059	7.7	7,754	7.1	29.7
Japan	4,955	3.8	6,589	6.1	(24.8)
United States	12,277	9.3	15,876	14.6	(22.7)
Total Wholesale business	49,646	37.8	44,337	40.9	12.0
Retail business	81,723	62.2	64,104	59.1	27.5
Total sales	$131,369	100.0%	$108,441	100.0%	21.1%

Sales for the six months ended June 30, 2020 were $131.4 million, an increase of 21.1% from the six months ended June 30, 2020. This increase was primarily attributable to a 12.0% increase in sales in our wholesale business and a 27.5% increase in our retail business.

Sales generated from our wholesale business contributed 37.8% or $49.6 million of our total sales for the six months ended June 30, 2021, an increase of 12.0% compared with 40.9% or $44.3 million in the six months ended June 30, 2020. This increase was primarily attributable to increased sales in Mainland China, Hong Kong China, United Kingdom and Europe-Other, partially offset by decreased sales in Japan and United States.

Sales generated from our retail business contributed 62.2% or $81.7 million of our total sales for the six months ended June 30, 2021, an increase of 27.5% compared with 59.1% or $64.1 million in the six months ended June 30, 2020. This increase was primarily due to an increase in same store sales.

Total retail store square footage and sales per square foot for the six months ended June 30, 2021 and 2020 are as follows:

	2021	2020
Total store square footage	1,011,506	989,034
Number of stores	931	935
Average store size, square feet	1,086	1,058
Total store sales (in thousands of U.S. dollars)	$81,723	$64,104
Sales per square foot	$81	$65

Same store sales and newly opened store sales for the six months ended June 30, 2021 and 2020 are as follows:

	2021	2020
	(In thousands of U.S. dollars)
Sales from stores opened for a full year	$62,067	$43,678
Sales from newly opened store sales	$7,566	$4,636
Sales from e-commerce platform	$6,649	$7,822
Other*	$5,441	$7,968
Total	$81,723	$64,104

*	Primarily sales from stores that were closed in the current reporting period.

We remodeled or relocated 54 stores in year 2020, and 66 stores during the six months ended June 30, 2021. We plan to relocate or remodel 50 to 100 stores in 2021. Remodels and relocations typically drive incremental same-store sales growth. A relocation typically results in an improved, more visible and accessible location, and usually includes increased square footage. We believe we will continue to have opportunities for additional remodels and relocations beyond 2021.  Same-store sales are calculated based upon stores that were open at least 12 full fiscal months in each reporting period and remain open at the end of each reporting period.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the six months ended June 30, 2021 and 2020.

					Growth
					(Decrease) in
	Six months ended June 30,				2021
	2021		2020		Compared
	(In thousands of U.S. dollars, except for percentages)				with 2020
Net Sales for Wholesale Sales	$49,646	100.0%	$44,337	100.0%	12.0%
Raw Materials	21,793	43.9	18,704	42.2	16.5
Labor	719	1.4	544	1.2	32.3
Outsourced Production Costs	18,776	37.8	16,993	38.3	10.5
Other and Overhead	200	0.4	238	0.5	(16.1)
Total Cost of Sales for Wholesale	41,488	83.6	36,479	82.2	13.7
Gross Profit for Wholesale	8,158	16.4	7,858	17.8	3.8
Net Sales for Retail	81,723	100.0	64,104	100.0	27.5
Production Costs	33,151	40.6	29,712	46.3	11.6
Rent	15,902	19.5	11,767	18.4	35.1
Total Cost of Sales for Retail	49,053	60.0	41,479	64.7	18.3
Gross Profit for Retail	32,670	40.0	22,625	35.3	44.4
Total Cost of Sales	90,541	68.9	77,958	71.9	16.1
Gross Profit	$40,828	31.1%	$30,483	28.1%	33.9%

Raw material costs for our wholesale business were 43.9% of our total wholesale business sales in the six months ended June 30, 2021, compared with 42.2% in the six months ended June 30, 2020. The increase was mainly due to higher cost of raw materials.

Labor costs for our wholesale business were 1.4% of our total wholesale business sales in the six months ended June 30, 2021, compared with 1.2% in the six months ended June 30, 2020. The marginal increase was mainly due to a higher average employee salaries in 2021.

Outsourced production costs for our wholesale business were 37.8% of our total sales in the six months ended June 30, 2021, compared with 38.3% in the six months ended June 30, 2020. The increase in amounts was primarily attributable to higher average employee salaries at our outsourced manufacturing factories.

Overhead and other expenses for our wholesale business accounted for 0.4% and 0.5% of our total sales for the six months ended June 30, 2021 and 2020, respectively.

Gross profit for our wholesale business for the six months ended June 30, 2021 was $8.2 million, a 3.8% increase compared with the six months ended June 30, 2020. As a percentage of total wholesale business sales, gross profit was 16.4% of our total wholesale business sales for the six months ended June 30, 2021, compared with 17.8% for the six months ended June 30, 2020. The decrease in percentage was mainly due to higher average employee salaries.

Production costs for our retail business for the six months ended June 30, 2021 were $33.2 million compared with $29.7 million for the six months ended June 30, 2020. As a percentage of our total retail sales, production costs were 40.6% of our total retail sales for the six months ended June 30, 2021, compared with 46.3% for the six months ended June 30, 2020. The decrease in percentage was due to higher discount rate in 2020 because of COVID-19.

Rent costs for our retail business for the six months ended June 30, 2021 were $15.9 million compared with $11.8 million for the six months ended June 30, 2020. As a percentage of total retail sales, rent costs were 19.5% of our total retail sales for the six months ended June 30, 2021 compared with 18.4% for the six months ended June 30, 2020. The increase in percentage was primarily attributable to the rent reduction in 2020 for the influence of COVID-19.

Gross profit for our retail business for the six months ended June 30, 2021 was $32.7 million compared with $22.6 million for the six months ended June 30, 2020. Gross margin for our retail business for the six months ended June 30, 2021 was 40.0% compared with 35.3% for the six months ended June 30, 2020.

Total cost of sales for the six months ended June 30, 2021 was $90.5 million, a 16.1% increase compared with the six months ended June 30, 2020. As a percentage of total sales, total costs were 68.9% of total sales for the six months ended June 30, 2021, compared with 71.9% for the six months ended June 30, 2020. Total gross margin for the six months ended June 30, 2021 was 31.1% compared with 28.1% for the six months ended June 30, 2020.

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

	Six months ended June 30,				Increase (Decrease) in 2021
	2021		2020		Compared
	(In thousands of U.S. dollars, except for percentages)				to 2020
Gross Profit	$40,828	31.1%	$30,483	28.1%	33.9%
Operating Expenses:
Selling Expenses	30,052	22.9	26,105	24.1	15.1
General and Administrative Expenses	15,513	11.8	11,755	10.8	32.0
Total	45,565	34.7	37,860	34.9	20.3
Loss from Operations	$(4,737)	(3.6)%	$(7,377)	(6.8)%	(35.8)%

Selling expenses for the six months ended June 30, 2021 were $30.1 million, a 15.1% increase compared with the six months ended June 30, 2020. The increase was attributable to the marketing expenses associated with the promotion of the retail brand.

General and administrative expenses for the six months ended June 30, 2021 were $15.5 million a 32.0% increase compared with the six months ended June 30, 2020. As a percentage of total sales, general and administrative expenses accounted for 11.8% of total sales for the six months ended June 30, 2021, compared with 10.8% of total sales for the six months ended June 30, 2020. The increase in amounts was attributable to the decreased business trip and the exemption of social benefits by the PRC government in 2020.

Loss from Operations

Loss from operations for the six months ended June 30, 2021 was $4.7 million, a 35.8% decrease from $7.4 million of loss for the six months ended June 30, 2020.

Interest Expense

Interest expense was $0.7 million and $0.9 million for the six months ended June 30, 2021 and 2020, respectively. The decrease was due to the decreased bank loans rate.

Income Tax Expense

Income tax expense for the six months ended June 30, 2021 was $1.8 million, a 268.5% increase compared to the same period of 2020. The increase was primarily due to the higher PRC income which resulted in a higher income tax expense.

Net Loss

Net loss for the six months ended June 30, 2021 was $2.9 million, a decrease of 54.7% compared with $6.5 million of net loss from the same period in 2020. Basic and diluted loss per share was $0.20 and $0.44 for the six months ended June 30, 2021 and 2020, respectively.

Summary of Cash Flows

Summary cash flows information for the six months ended June 30, 2021 and 2020 is as follows:

	2021	2020
	(In thousands of U.S. dollars)
Net cash (used in) provided by operating activities	$(10,488)	$17,041
Net cash used in investing activities	$(5,920)	$(1,843)
Net cash (used in) provided by financing activities	$(266)	$11,720

Net cash used in operating activities was $10.5 million for the six months ended June 30, 2021, compared with $17.0 million net cash provided by operating activities during the six months ended June 30, 2020. The decrease was primarily due to a decrease in accounts payable.

Net cash used in investing activities was $5.9 million for the six months ended June 30, 2021, compared with $1.8 million used during the six months ended June 30, 2020. This increase was mainly due to purchased more trading securities, and property and equipment.

Net cash used in financing activities was $0.3 million for the six months ended June 30, 2021, compared with $11.7 million net cash provided during the six months ended June 30, 2020. During the six months ended June 30, 2021, we repaid $13.9 million of bank loans and received additional bank loan proceeds of $12.8 million.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents of $64.0 million, other current assets of $162.2 million and current liabilities of $177.3 million. We presently finance our operations primarily from cash flows from operations and borrowings from banks, and we anticipate that these will continue to be our primary source of funds to finance our short-term cash needs.

Bank Loans

In August 2020, Ever-Glory Apparel entered into a line of credit agreement for approximately $3.0 million (RMB20.0 million) with the Shanghai Pudong Development Bank and guaranteed by Goldenway. As of June 30, 2021, Ever-Glory Apparel had borrowed $2.3 million (RMB 15.0 million) under this line of credit with annual interest 3.01% and due on September 2021. As of June 30, 2021, approximately $0.7 million was unused and available under this line of credit.

From March 2020 to July 2020, Ever-Glory Apparel entered into a deposit certificate of $27.8 million (RMB180.0 million) with the Shanghai Pudong Development Bank with annual interest rates ranging from 3.75% to 3.99%. From July to November 2020, Ever-Glory Apparel pledged the deposit certificate to the Shanghai Pudong Development Bank and Ever-Glory Apparel had borrowed $27.8 million (RMB 180.0 million) under this line of certificate with an annual interest rate from 2.50% to 3.10% and due on between May 2021 and October 2021.

In December 2020, Goldenway entered into a deposit certificate of $13.9 million (RMB90.0 million) with the Shanghai Pudong Development Bank with an annual interest rate of 3.85%. From November 2020 to February 2021, Goldenway pledged the deposit certificate to the Shanghai Pudong Development Bank and Goldenway had borrowed $13.9 million (RMB 90.0 million) under this line of certificate with annual interest rate of 2.90% and 3.4%, due between December 2021 and February 2022.

In April 2020, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $6.2 million (RMB40.0 million). These loans are collateralized by the Company’s property and equipment. As of June 30, 2021, Goldenway had borrowed $6.2 million (RMB40.0 million) from Industrial and Commercial Bank of China with an annual interest rate 4.57% and due in August 2021.

In July 2019, Ever-Glory Apparel entered into a line of credit agreement for approximately $15.5 million (RMB100.0 million) with Industrial and Commercial Bank of China, which is collateralized by assets of Nanjing Knitting, an equity investee of Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of June 30, 2021, Ever-Glory Apparel had borrowed $12.4 million (RMB 80.0 million) under this line of credit with annual interest rates ranging from 3.95% to 4.35% and due between August 2021 to March 2022. As of June 30, 2021, approximately $3.1 million was unused and available under this line of credit.

In April 2020, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $6.9 million (RMB45.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of June 30, 2021, approximately $6.9 million was unused and available under this line of credit.

In June 2020, LA GO GO entered into a revolving line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $3.0 million (RMB20.0 million). The line of credit is guaranteed by Mr. Kang and Goldenway. As of June 30, 2021, LA GO GO had borrowed $2.3 million (RMB 15.0 million) under this line of credit with annual interest 4.55% and due in September 2021. As of June 30, 2021, approximately $0.7 million was unused and available under this line of credit.

In September 2019, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.3 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of June 30, 2021, approximately $9.3 million was unused and available under this line of credit.

In March 2021, Ever-Glory Apparel entered into a line of credit agreement for approximately $4.6 million (RMB30.0 million) with Bank of China and guaranteed by Jiangsu Ever-Glory. These loans are also collateralized by assets of Jiangsu Ever-Glory’s equity investee, Chuzhou Huarui, under a collateral agreement executed by Ever-Glory Apparel, Chuzhou Huarui and Bank of China. As of June 30, 2021, approximately $4.6 million was unused and available under this line of credit.

In June 2021, Ever-Glory Apparel had borrowed $0.5 million from Bank of Ningbo with annual interest 0.31% and due in July 2021.

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

As of June 30, 2021, we had access to approximately $48 million in lines of credit, of which approximately $25.5 million was unused and available. These credit facilities do not include any covenants. We have agreed to provide Jiangsu Ever-Glory a counter-guarantee of not less than 70% of the maximum aggregate lines of credit and borrowings guaranteed by Jiangsu Ever-Glory and collateralized by the assets of Jiangsu Ever-Glory and its equity investee, Nanjing Knitting, under agreements executed between the Company, Jiangsu Ever-Glory, Nanjing Knitting, and the banks. The maximum aggregate lines of credit and available borrowings was approximately $36.4 million (RMB 235 million) and approximately $2.3 million (RMB 14.9 million) was provided to Jiangsu Ever-Glory as the counter guarantee as of June 30, 2021.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004, the exchange rate of RMB to the dollar remained constant at RMB 8.26 to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from RMB 8.26 to 8.09 to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of June 30, 2021, the market foreign exchange rate had increased to RMB 6.46 to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future and will pass some of the increased cost to our customers.

In addition, the financial statements of subsidiaries located in China (whose functional currency is RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain (loss) for the three and six months ended June 30, 2021 and 2020 was $3.4 million, ($0.3) million, $2.1 million and ($1.7) million, respectively.

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

Changes in Internal Control Over Financial Reporting

Other than described above, during the second quarter of 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Lawsuits against Client A

In November 2020, the Company’s two subsidiaries, Ever-Glory International Group Apparel Inc. and Goldenway Nanjing Garments Company Limited filed a complaint against Client A (“Client A”) for unpaid goods worth RMB 70.15 million ($10.86 million) in the Tianjin No.1 Intermediate People’s Court based on processing contracts between the parties. The Company has applied for interim measures with the court and has frozen bank accounts of Client A for a total amount of RMB 68.12 million ($10.54 million). The Company has delivered goods worth RMB 62.06 million ($9.51 million) to Client A pursuant to the processing contracts. The Company also seeks Client A for the payment of the loss incurred from the cost of raw materials paid to suppliers in the amount of RMB 8.09 million ($1.25 million) in reliance on the processing contracts. The Company received RMB 71.4 million ($11.05 million) from Client A in April 2021 which settled the complaint amount.

ITEM 1A. RISK FACTORS

As of the date of this report and except as set forth below, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on March 30, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Securities Authorized for Issuance under Equity Incentive Plans

The following table presents information regarding equity instruments outstanding under our 2014 Equity Incentive Plan as of June 30, 2021:

	Equity Incentive Plan Information
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity incentive plans approved by security holders	-	$-	1,500,000
Total	-	$-	1,500,000

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-KSB, filed March 29, 2006);

3.2	Articles of Amendment as filed with the Department of State of Florida, effective November 20, 2007 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed November 29, 2007);

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of our Current Report Form 8-K filed on April 22, 2008);

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 13, 2021	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jiansong Wang
Jiansong Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)