Form 10-Q
period 2021-09-30
Ever-Glory International Group, Inc.
filed 2021-11-12
CIK 943184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Securities registered under Section 12(g) of the Act:  None.

As of November 10, 2021, 14,812,312 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

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

ii

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

	September 30, 2021	December 31, 2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$48,336	$81,865
Restricted cash	43,176	39,858
Trading securities	3,068	1,792
Accounts receivable, net	61,525	53,285
Inventories	67,275	53,893
Advances on inventory purchases	9,864	10,261
Value added tax receivable	2,484	1,244
Other receivables and prepaid expenses	6,638	5,479
Amounts due from related parties	1,994	567
Total Current Assets	244,360	248,244

NON-CURRENT ASSETS
Equity security investment	5,903	3,932
Intangible assets, net	4,686	4,794
Property and equipment, net	32,747	32,164
Operating lease right-of-use assets	49,002	41,690
Deferred tax assets	265	902
Other non-current assets	771	-
Total Non-Current Assets	93,374	83,482
TOTAL ASSETS	$337,734	$331,726

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank loans	$67,848	$65,919
Accounts payable	73,120	67,762
Accounts payable and other payables – related parties	1,016	3,764
Other payables and accrued liabilities	13,758	16,073
Value added and other taxes payable	554	909
Income tax payable	1,900	1,062
Current operating lease liabilities	40,590	33,481
Total Current Liabilities	198,786	188,970

NON-CURRENT LIABILITIES
Non-current operating lease liabilities	8,549	8,307
TOTAL LIABILITIES	207,335	197,277

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, authorized 50,000,000 shares, 14,812,312 and 14,809,160 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively)	15	15
Additional paid-in capital	3,660	3,650
Retained earnings	103,013	109,171
Statutory reserve	20,376	20,376
Accumulated other comprehensive income	5,610	4,590
Amounts due from related party	(2,275)	(3,353)
Total equity	130,399	134,449
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$337,734	$331,726

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
NET SALES	$94,406	$79,908	$225,776	$188,350
COST OF SALES	71,196	56,235	161,738	134,193

GROSS PROFIT	23,210	23,673	64,038	54,157

OPERATING EXPENSES
Selling expenses	14,443	12,996	44,495	39,101
General and administrative expenses	9,467	7,818	24,980	19,574
Total Operating Expenses	23,910	20,814	69,475	58,675

(LOSS) INCOME FROM OPERATIONS	(700)	2,859	(5,437)	(4,518)

OTHER INCOME (EXPENSES)
Interest income	176	313	928	930
Interest expense	(1,218)	(700)	(1,909)	(1,607)
Government subsidy	340	235	842	926
(Loss) Gain from changes in fair values of investments	(123)	(4)	2,151	-
Other income (expenses)	253	343	1,027	1,310
Total Other Income (expenses), Net	(572)	187	3,039	1,559

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(1,272)	3,046	(2,398)	(2,959)

Income tax expense	(1,945)	(822)	(3,759)	(1,315)

NET (LOSS) INCOME	(3,217)	2,224	(6,157)	(4,274)

Net loss attributable to the non-controlling interest	-	(8)	-	(4)
NET LOSS ATTRIBUTABLE TO THE COMPANY	(3,217)	2,216	(6,157)	(4,278)

NET (LOSS) INCOME	$(3,217)	$2,224	$(6,157)	$(4,274)

Foreign currency translation gain (loss)	(1,061)	4,664	1,020	2,964
COMPREHENSIVE INCOME (LOSS)	(4,278)	6,888	(5,137)	(1,310)

Comprehensive loss attributable to the non-controlling interest	-	51	-	53
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(4,278)	$6,939	$(5,137)	$(1,257)

LOSS PER SHARE ATTRIBUTABLE TO THE COMPANY’S STOCKHOLDERS
Basic and diluted	$(0.22)	$0.15	$(0.42)	$(0.29)
Weighted average number of shares outstanding Basic and diluted	14,811,073	14,808,737	14,810,585	14,805,987

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

			Additional	Retained Earnings		Accumulated other	Amounts due from	Total equity attributable to stockholders
	Common Stock		paid-in		Statutory	Comprehensive	related	of the	Total
	Shares	Amount	capital	Unrestricted	reserve	loss	party	Company	equity
Balance at January 1, 2021	14,809,160	$15	$3,650	$109,171	$20,376	$4,590	$(3,353)	$134,449	$134,449
Stock issued for compensation	1,500	-	5	-	-	-	-	5	5
Net loss	-	-	-	(1,170)	-	-	-	(1,170)	(1,170)
Net cash received from related party under counter guarantee agreement	-	-	-	-	-	-	379	379	379
Foreign currency translation gain (loss)						(1,352)	-	(1,352)	(1,352)
Balance at March 31, 2021	14,810,660	15	3,655	108,001	20,376	3,238	(2,974)	132,311	132,311
Net loss				(1,771)				(1,771)	(1,771)
Net cash received from related party under counter guarantee agreement							386	386	386
Foreign currency translation loss						3,434		3,434	3,434
Balance at June 30, 2021	14,810,660	$15	$3,655	$106,230	$20,376	$6,672	$(2,588)	$134,360	$134,360
Stock issued for compensation	1,652	-	5	-	-	-	-	5	5
Net (Loss) income				(3,217)				(3,217)	(3,217)
Net cash received from related party under counter guarantee agreement							313	313	313
Foreign currency translation gain						(1,062)		(1,062)	(1,062)
Balance at September 30, 2021	14,812,312	$15	$3,660	$103,013	$20,376	$5,610	$(2,275)	$130,399	$130,399

			Additional	Retained Earnings		Accumulated other	Amounts due from	Total equity attributable to stockholders	Non-
	Common Stock		paid-in		Statutory	Comprehensive	related	of the	controlling	Total
	Shares	Amount	capital	Unrestricted	reserve	loss	party	Company	Interest	equity
Balance at January 1, 2020	14,801,770	$15	$3,640	$106,328	$19,939	$(4,330)	$(4,932)	$120,660	(1,510)	$119,150
Stock issued for compensation	3,062	-	5	-	-	-	-	5		5
Net loss	-	-	-	(2,701)	-	-	-	(2,701)	3	(2,698)
Net cash received from related party under counter guarantee agreement	-	-	-	-	-	-	785	785	-	785
Foreign currency translation gain (loss)						(1,440)	-	(1,440)	3	(1,437)
Balance at March 31, 2020	14,804,832	15	3,645	103,627	19,939	(5,770)	(4,147)	117,309	(1,504)	115,805
Net loss				(3,794)				(3,794)	(6)	(3,800)
Net cash received from related party under counter guarantee agreement							151	151		151
Foreign currency translation loss						(261)		(261)	(2)	(263)
Balance at June 30, 2020	14,804,832	$15	$3,645	$99,833	$19,939	$(6,031)	$(3,996)	$113,405	(1,512)	$111,893
Stock issued for compensation	4,328	-	5	-	-	-	-	5		5
Net income				2,216				2,216	8	2,224
Net cash received from related party under counter guarantee agreement							566	566	-	566
Foreign currency translation gain						4,723		4,723	(59)	4,664
Balance at September 30, 2020	14,809,160	$15	$3,650	$102,049	$19,939	$(1,308)	$(3,430)	$120,915	(1,563)	$119,352

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

	Nine Months Ended
	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,157)	$(4,274)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	4,384	4,114
Loss from sale of property and equipment	590	283
Provision of bad debt allowance	676	683
Write off obsolete inventories	7,595	5,786
Changes in fair value of investment	(2,151)	13
Deferred income tax	644	(165)
Stock-based compensation	10	10
Changes in operating assets and liabilities
Accounts receivable	(8,614)	15,571
Inventories	(20,702)	16,135
Value added tax receivable	(1,235)	(577)
Other receivables and prepaid expenses	(1,096)	50
Advances on inventory purchases	586	2,461
Amounts due from related parties	(1,514)	(848)
Accounts payable	5,930	(7,842)
Accounts payable and other payables- related parties	(3,204)	(1,112)
Other payables and accrued liabilities	(3,332)	(6,093)
Value added and other taxes payable	(360)	467
Income tax payable	831	(64)
Net cash (used in) provided by operating activities	(27,119)	24,598

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(5,109)	(2,769)
Net (purchase) sale of trading securities	(1,077)	(901)
Investment payment	(773)	(2,860)
Net cash (used in) investing activities	(6,959)	(6,530)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	56,110	66,599
Repayment of bank loans	(54,565)	(49,278)
Net collection (advance) of amounts due from related party (equity)	1,630	1,618
Net cash used in (provided by) financing activities	3,175	18,939

EFFECT OF EXCHANGE RATE CHANGES ON CASH	693	2,740

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(30,211)	39,747

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	121,723	50,755

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$91,512	$90,502

Reconciliation of cash, cash equivalents and restricted cash reported within their consolidated balance sheets:

Cash and Cash Equivalents	48,336	69,950
Restricted cash	43,176	20,552
	$91,512	$90,502

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,909	$1,607
Income taxes	$2,272	$1,455

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations and comprehensive income (loss), condensed consolidated statements of equity, and condensed consolidated statements of cash flows for the three and nine months ended September 30, 2021 and 2020. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements.

Wholesale revenues are generally higher in the third and fourth fiscal quarters, while retail revenues are generally higher in the first and fourth fiscal quarters. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

NOTE 3 INVESTMENTS

Trading securities

Investments in equity securities of certain US and HK public companies are accounted for as trading securities and measured subsequently at fair value in the consolidated balance sheets. Net gains and losses recognized during the three and nine-month periods are summarized as follows (In thousands of U.S. Dollars).

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands of U.S. Dollars)
Net (loss) gains recognized during the period on equity securities	(121)	(14)	200	(14)
Less: Net gains recognized during the period on equity securities sold during the period	-	(1)	54	(1)
Unrealized (loss) gains recognized during the reporting period on equity securities still held at the reporting date	$(121)	$(13)	$146	$(13)

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

Investment advances

In September 2021, Goldenway signed an agreement and promised to invest $7.7 million (RMB 50.0 million) in a Chinese private company. Goldenway advanced $0.8 million (RMB 5.0 million) in September 2021 for 20% shares of the investee. The investee completed the registration in October 2021. As of September 30, 2021 the investment advances were recorded as the other non-current assets. Goldenway and the investee are in the process of finalizing the detail terms terms for the whole investment.

NOTE 4 INVENTORIES

Inventories at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
	(In thousands of U.S. Dollars)
Raw materials	$1,832	$1,297
Work-in-progress	22,593	8,130
Finished goods	42,850	44,466
Total inventories	$67,275	$53,893

NOTE 5 RESTRICTED CASH

As of September 30, 2021, restricted cash of $43.2 million (RMB280.0 million) was cash on demand and time deposits pledged for loans to Shanghai Pudong Development Bank. Restricted cash $41.7 million (RMB 270.0 million) of time deposit was pledged for loans to Shanghai Pudong Development Bank. And $1.5 million (RMB10.0 million) was deposit for $7.7 million (RMB 50.0 million) loan received in July and September, 2021.

NOTE 6 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short term bank loans consisted of the following as of September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
Bank	(In thousands of U.S. Dollars)
Shanghai Pudong Development Bank	$41,634	$42,157
Industrial and Commercial Bank of China	18,504	21,462
Nanjing Bank	7,710	2,300
	$67,848	$65,919

From March 2020 to July 2020, Ever-Glory Apparel entered into a deposit certificate of $29.3 million (RMB190.0 million) with the Shanghai Pudong Development Bank with annual interest rates ranging from 3.75% to 3.99%. From October 2020 to September 2021, Ever-Glory Apparel pledged the deposit certificate to the Shanghai Pudong Development Bank and Ever-Glory Apparel had borrowed $24.7 million (RMB 160.0 million) under this line of certificate with an annual interest rate from 2.60% to 3.10% and due on between October 2021 and September 2022.

In December 2020, Goldenway entered into a deposit certificate of $17.0 million (RMB110.0 million) with the Shanghai Pudong Development Bank with an annual interest rate of 3.85%. From December 2020 to September 2021, Goldenway pledged the deposit certificate to the Shanghai Pudong Development Bank and Goldenway had borrowed $17.0 million (RMB 110.0 million) under this line of certificate with annual interest rate from 2.60% to 3.4% and due on between December 2021 and June 2022.

In April 2020, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $6.2 million (RMB40.0 million). These loans are collateralized by the Company’s property and equipment. As of September 30, 2021, Goldenway had borrowed $6.2 million (RMB40.0 million) from Industrial and Commercial Bank of China with an annual interest rate 4.57% and due in August 2022.

In July 2019, Ever-Glory Apparel entered into a line of credit agreement for approximately $15.4 million (RMB100.0 million) with Industrial and Commercial Bank of China, which is collateralized by assets of Nanjing Knitting, an equity investee of Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of September 30, 2021, Ever-Glory Apparel had borrowed $12.3 million (RMB 80.0 million) under this line of credit with annual interest rates ranging from 3.92% to 4.35% and due between October 2021 to May 2022. As of September 30, 2021, approximately $3.1 million was unused and available under this line of credit.

In April 2020, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $6.9 million (RMB45.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of September 30, 2021, approximately $6.9 million was unused and available under this line of credit.

In June 2021, Goldenway entered into a margin contract with Nanjing Bank. Goldenway had borrowed $4.6 million (RMB 30.0 million) under this contract for $0.9 million (RMB 6.0 million) was restricted with an annual interest rate 3.36% and due on June 2022. In September 2021, Goldenway entered into another margin contract with Nanjing Bank. Goldenway had borrowed $3.1 million (RMB 20.0 million) under this contract for $0.6 million (RMB 4.0 million) was restricted with an annual interest rate 3.44% and due on September 2022.

In September 2019, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.3 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of September 30, 2021, approximately $9.3 million was unused and available under this line of credit.

All bank loans are used to fund our daily operations. All loans have been repaid before or at maturity date.

Total interest expense on bank loans amounted to $1.9 million and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively, and $1.2 million and $0.7 million for the three months ended September 30, 2021 and 2020, respectively.

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

After the tax liability adjustment resulted from the reevaluation of the Company’s tax position (resulting in the company allocating substantially all of the earnings of the Samoan subsidiary to the PRC and reporting such earnings as taxable in the PRC), pre-tax (loss) income for the three and nine months ended September 30, 2021 and 2020 was taxable in the following jurisdictions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands of U.S. Dollars)
Mainland China	$(1,923)	$3,057	$(2,390)	$(2,943)
Hongkong, PRC	653	-	(1)	-
Others	(2)	(11)	(7)	(16)
	$(1,272)	$3,046	$(2,398)	$(2,959)

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three and nine months ended September 30, 2021 and 2020:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
PRC statutory rate	25.0%	25.0%	25.0%	25.0%
Valuation allowance against subsidiaries with pretax losses	(98.4)	2.0	(100.1)	(60.6)
Timing difference between US GAAP and PRC tax accounting	(117.9)	-	(103.0)	-
Provision of bad debt allowance unrecognized in PRC	(4.3)	-	(7.0)	-
Changes in fair value of investment and trading securities	35.8	-	22.3	-
Other not deductible expenses in PRC tax filing	7.0	-	6.0	(8.9)
Effective income tax rate	(152.8)%	27.0%	(156.8)%	(44.5)%

Income tax expense for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Current	$1,903	$1,115	$3,121	$1,418
Deferred	42	(293)	638	(103)
Income tax expense	$1,945	$822	$3,759	$1,315

The Company’s deferred tax liabilities arise from differences between US GAAP and PRC tax accounting for certain revenue and expense items, including timing of deduction of losses from allowances.

The Company has not recorded U.S. deferred income taxes on approximately $105.2 million of its non-U.S. subsidiaries’ undistributed earnings because such amounts are intended to be reinvested outside the United States indefinitely. The U.S. Tax Reform signed into law on December 22, 2017 significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, there is no deferred tax expense (income) relating to the Tax Act changes for the year ended September 30, 2021.

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

On September 8, 2021, the Company issued 1,652 shares of Company’s common stock to two of the Company’s independent directors as compensation for their services rendered during the first and second quarter of 2021. The shares issued in 2021were valued at $3 per share, which was the average market price of the common stock for the five days before the grant date.

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

Other income from Wubijia for the three and nine months ended at September 30, 2021 and 2020 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands of U.S. Dollars)
The Company received from the customers	$-	$3	$3	$12
The Company paid to Wubijia	-	(3)	(3)	(12)
The net income recorded as other income	$-	$-	$-	$-

Included in other income for the nine months ended September 30, 2021 and 2020 is rental income from EsC’Lav, the entity controlled by Mr. Kang under operating lease agreement with term through 2021. The rental income is $6,378, $5,970, $19,135 and $17,711 for the three and nine months ended September 30, 2021 and 2020, respectively.

Other expenses due to Related Parties

Included in other expenses for the three and nine months ended September 30, 2021 and 2020 are rent costs due to entities controlled by Mr. Kang under operating lease agreements as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands of U.S. Dollars)
Chuzhou Huarui	56	51	166	153
Kunshan Enjin	23	22	70	65
Total	$79	$73	$236	$218

The Company leases Chuzhou Huarui and Kunshan Enjin’s warehouse spaces because the locations are convenient for transportation and distribution.

Purchases from and Sub-contracts with Related Parties

The Company purchased raw materials from Nanjing Knitting totaling $0.3 million, $0.6 million, $1.2 million and $1.0 million during the three and nine months ended September 30, 2021 and 2020, respectively.

In addition, the Company sub-contracted certain manufacturing work to related companies totaled $6.9 million, $5.9 million, $17.0 million and $14.3 million for the three and nine months ended September 30, 2021 and 2020, respectively. The Company provided raw materials to the sub-contractors and charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands of U.S. Dollars)
Chuzhou Huarui	$449	$421	$1,310	$1,411
Fengyang Huarui	665	625	1,316	1,025
Nanjing Ever-Kyowa	392	166	1,102	608
Ever-Glory Vietnam	5,154	4,019	11,597	9,498
Nanjing Knitting	300	504	1,217	991
EsCeLav	0	9	37	33
Jiangsu Ever-Glory	0	144	464	771
	$6,960	$5,888	$17,043	$14,337

Accounts Payable – Related Parties

The accounts payable to related parties at September 30, 2021 and December 31, 2020 are as follows:

	2021	2020
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$-	1,727
Fengyang Huarui	47	150
Nanjing Ever-Kyowa	57	384
Chuzhou Huarui	415	1,234
Nanjing Knitting	465	257
Jiangsu Ever-Glory	32	12
Total	$1,016	$3,764

Amounts Due From Related Parties-current assets

The amounts due from related parties at September 30, 2021 and December 31, 2020 are as follows:

	2021	2020
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$1,630	$567
Ever-Glory Vietnam	364	-
Total	$1,994	$567

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. During three and nine months ended September 30, 2021 and 2020, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices.  The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at a cost of $0.1 million, $0.7 million, $2.9 million and $0.8 million during the three and nine months period ended September 30, 2021 and 2020, respectively. Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at a cost of nil, $0 million, $0.5 million and $0.8 million during the three and nine months ended September 30, 2021 and 2020, respectively.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon expiration or termination of the underlying lines of credit and is to pay annual interest at the rate of 6.0% of amounts provided. As of September 30, 2021 and December 31, 2020, Jiangsu Ever-Glory has provided guarantees for approximately $31.6 million (RMB 205 million) and $36.0 million (RMB 235.0 million) of lines of credit obtained by the Company, respectively. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. The value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $18.5 million (RMB 120.2 million) and $31.5 million (RMB 205.5 million) as of September 30, 2021 and December 31, 2020 respectively. Mr. Kang has also provided a personal guarantee for $9.3 million (RMB 60.0 million) and $14.8 million (RMB 96.3 million) as of September 30, 2021 and December 31, 2020, respectively.

At December 31, 2020, $3.1 million (RMB 20.0 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the nine months ended September 30, 2021, an additional $0.3 million (RMB 1.8 million) was provided to and repayment of $1.4million (RMB 9.3 million) was received from Jiangsu Ever-Glory under the counter-guarantee. As of September 30, 2021, the amount of the counter-guarantee was $2.0 million (RMB 12.6 million) (the difference represents currency exchange adjustment of $0.02 million), which was 6.13% of the aggregate amount of lines of credit. This amount plus accrued interest of $0.3 million have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. At September 30, 2021 and December 31, 2020, the amount classified as a reduction of equity was $2.3 million and $3.4 million, respectively. Interest of 0.5% was charged on net amounts due from Jiangsu Ever-Glory at each month end. Since January 1, 2019, interest rate has changed to 0.3625% charged at each month end as the bank benchmark interest rate decreased. Interest income for the three and nine months ended September 30, 2021 and 2020 was approximately $0.04 million, $0 million, $0.05 million and $0.05 million, respectively.

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

In the nine months ended September 30, 2021, the costs of the leases recognized in cost of revenues and general administrative expenses are $22.5 million and $0.6 million, respectively. Cash paid for the operating leases including in the operating cash flows was $23.1 million. In the nine months ended September 30, 2020, the costs of the leases recognized in cost of revenues and general administrative expenses are $18.9 million and $0.6 million, respectively. Cash paid for the operating leases including in the operating cash flows was $19.5 million.

The following table summarizes the maturity of operating lease liabilities:

Year ending December 31, (In thousands of U.S. Dollars)
2021	$188
2022	751
2023	766
2024	432
2025	432
Thereafter	12,883
Total lease payment	15,452
Less: Interest	6,904
Total	$8,548

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

Concentration risk

For the three months ended September 30, 2021, the Company had one wholesale customer that represented approximately 17% of the Company’s revenues. For the nine months ended September 30, 2021, the Company had one wholesale customer that represented approximately 15% of the Company’s revenues. For the three months ended September 30, 2020, the Company had two wholesale customers that represented approximately 18.0% and 11.5% of the Company’s revenues. For the nine months ended September 30, 2020, the Company had two wholesale customers that represented approximately 12.2% and 10.3% of the Company’s wholesale revenues.

For the wholesale business, the Company did not rely on any raw material supplier that represented more than 10% of the total raw material purchases during the three and nine months ended September 30, 2021 and 2020.

For the retail business, the Company relied on five raw material suppliers that represented approximately 30%, 24%, 19%,11% and 10% of raw material purchases during the nine months ended September 30, 2021. For the Company’s retail business, the Company had four suppliers that represented approximately 37%, 21%, 17% and 14% of raw materials purchases during the nine months ended September 30, 2020.

For the wholesale business, the Company relied on one finished goods supplier which is a related-party that represented 29.7% of the total finished goods purchases during the nine months ended September 30, 2021. For the wholesale business, the Company had two suppliers that represented approximately 11% and 10% of finished goods purchases during the nine months ended September 30, 2020.

For the retail business, the Company did not rely on any supplier that represented more than 10% of the total finished goods purchases during the nine months ended September 30, 2021 and 2020.

The Company’s revenues for the three and nine months ended September 30, 2021 and 2020 were earned in the following geographic areas:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands of U.S. Dollars)
The People’s Republic of China	$16,376	$7,171	$28,222	$14,935
Hong Kong China	9,153	12,019	16,124	17,063
United Kingdom	2,020	7,116	5,558	8,425
Europe-Other	8,846	8,690	18,905	16,443
Japan	8,435	3,124	13,390	9,714
United States	17,373	6,945	29,650	22,823
Total wholesale business	62,202	45,065	111,849	89,403
Retail business	32,204	34,843	113,927	98,947
Total	$94,406	$79,908	$225,776	$188,350

NOTE 12 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)	Wholesale segment

(b)	Retail segment

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
Nine months ended September 30, 2021
Segment profit or loss:
Net revenue from external customers	$111,849	113,927	225,776
Income (loss) from operations	$199	(5,635)	(5,437)
Interest income	$849	79	928
Interest expense	$1,828	82	1,909
Depreciation and amortization	$657	3,727	4,384
Income (loss) before income tax expense	2,135	(4,533)	(2,398)
Income tax expense	$2,735	1,024	3,759
Segment assets:
Additions to property, plant and equipment	1,406	3,703	5,109
Inventory	24,972	42,303	67,275
Total assets	186,276	151,458	337,734

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
Nine months ended September 30, 2020
Segment profit or loss:
Net revenue from external customers	$89,403	98,947	188,350
Income (Loss) from operations	$3,467	(7,985)	(4,518)
Interest income	$865	65	930
Interest expense	$1,382	225	1,607
Depreciation and amortization	$841	3,273	4,114
Income (Loss) before income tax expense	4,143	(7,102)	(2,959)
Income tax expense	$965	350	1,315
Segment assets:
Additions to property, plant and equipment	2,494	275	2,769
Inventory	9,712	36,731	46,443
Total assets	126,755	164,258	291,013

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
Three months ended September 30, 2021
Segment profit or loss:
Net revenue from external customers	$62,203	32,203	94,406
Income (loss) from operations	$3,570	(4,270)	(700)
Interest income	$150	26	176
Interest expense	$1,189	29	1,218
Depreciation and amortization	$347	825	1,172
Income (Loss)before income tax expense	2,575	(3,847)	(1,272)
Income tax expense	$1,932	13	1,945

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
Three months ended September 30, 2020
Segment profit or loss:
Net revenue from external customers	$45,065	34,843	79,908
Income from operations	$2,466	393	2,859
Interest income	$289	24	313
Interest expense	$662	38	700
Depreciation and amortization	$257	261	518
Income before income tax expense	2,417	629	3,046
Income tax expense	$497	325	822

NOTE 13 SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2021 have been incorporated into these consolidated financial statements and there are no other significant subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2021 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Retail Business

The business objectives for our retail segment are to establish leading brands of women’s apparel and to build a nationwide retail network in China. As of September 30, 2021, we had 893 stores (including store-in-stores), which includes 83 stores that were opened and 126 stores that were closed in the three quarters of 2021. We had 31 stores that were opened and 69 stores that were closed during the three months ended September 30, 2021.

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

In September 2021, Goldenway signed an agreement and promised to invest in a Chinese private company. Goldenway advanced $0.8 million (RMB 5.0 million) in September 2021 for 20% shares of the investee. The investee completed the registration in October 2021. As of September 30, 2021 the investment advances were recorded as the other non-current assets. Goldenway and the investee are in the process of finalizing the detail terms for the whole investment.

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

Results of Operations for the three months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020. The table and the discussion below should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended September 30,
	2021		2020
	(In thousands of U.S. dollars, except for percentages)
Sales	$94,406	100.0%	$79,908	100.0%
Gross Profit	$23,210	24.6%	$23,673	29.6%
Operating Expense	$23,910	25.3%	$20,814	26.0%
(Loss) Income From Operations	$(700)	(0.7)%	$2,859	3.6%
Other (Expenses) Income	$(572)	(0.6)%	$187	0.2%
Income tax expense	$1,945	2.1%	$822	1.0%
Net (Loss) Income	$(3,217)	(3.4)%	$2,224	2.8%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended September 30, 2021 and 2020.

	2021	% of total sales	2020	% of total sales	Growth (Decrease) in 2021 compared with 2020
Wholesale business	(In thousands of U.S. dollars)		(In thousands of U.S. dollars)
Mainland China	$16,376	17.3%	$7,171	9.0%	128.4%
Hong Kong China	9,153	9.7	12,019	15.0	(23.8)
United Kingdom	2,020	2.1	7,116	8.9	(71.6)
Europe-Other	8,846	9.4	8,690	10.9	1.8
Japan	8,435	8.9	3,124	3.9	170.0
United States	17,372	18.5	6,945	8.7	150.1
Total Wholesale business	62,202	65.9	45,065	56.4	38.0
Retail business	32,204	34.1	34,843	43.6	(7.6)
Total sales	$94,406	100.0%	$79,908	100.0%	18.1%

Sales for the three months ended September 30, 2021 were $94.4 million, an 18.1% increase compared with the three months ended September 30, 2020. This increase was primarily attributable to a 38.0% increase in sales in our wholesale business, partially offset by a 7.6% decrease in our retail business.

Sales generated from our wholesale business contributed 65.9% or $62.2 million of our total sales for the three months ended September 30, 2021, a 38.0% increase compared with 56.4% or $45.1 million in the three months ended September 30, 2020. This increase was primarily attributable to an increase in sales in Mainland China, Europe-Other, Japan and United States partially offset by a decrease in sales in Hong Kong and United Kingdom.

Sales generated from our retail business contributed 34.1% or $32.2 million of our total sales for the three months ended September 30, 2021, a 7.6% decrease compared with 43.6% or $34.8 million in the three months ended September 30, 2020. This decrease was primarily due to a decrease in the e-commerce sales.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended September 30, 2021 and 2020.

					Growth
					(Decrease) in 2021
	Three months ended September 30,				Compared
	2021		2020		with 2020
	(In thousands of U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$62,202	100.0%	$45,065	100.0%	38.0%
Raw Materials	29,507	47.4	20,435	45.3	44.4
Labor	422	0.7	366	0.8	15.3
Outsourced Production Costs	20,967	33.7	14,915	33.1	40.6
Other and Overhead	1,090	1.8	157	0.3	545.3
Total Cost of Sales for Wholesale	51,986	83.6	35,873	79.6	44.9
Gross Profit for Wholesale	10,217	16.4	9,192	20.4	11.2
Net Sales for Retail	32,204	100.0	34,843	100.0	(7.6)
Production Costs	12,632	39.2	13,212	37.9	(4.4)
Rent	6,579	20.4	7,150	20.5	(8.0)
Total Cost of Sales for Retail	19,210	59.7	20,362	58.4	(5.7)
Gross Profit for Retail	12,993	40.3	14,481	41.6	(10.3)
Total Cost of Sales	71,196	75.4	56,235	70.4	26.6
Gross Profit	$23,210	24.6%	$23,673	29.6%	(2.0)%

Raw material costs for our wholesale business were 47.4% of our total wholesale business sales in the three months ended September 30, 2021, compared with 45.3% in the three months ended September 30, 2020. The increase was mainly due to higher raw material purchase prices.

Labor costs for our wholesale business were 0.7% of our total wholesale business sales in the three months ended September 30, 2021, compared with 0.8% in the three months ended September 30, 2020.

Outsourced production costs for our wholesale business for the three months ended September 30, 2021 increased to $21.0 million from $14.9 million for the three months ended September 30, 2020. Outsourced production costs accounted for 33.7% of our total wholesale business sales in the three months ended September 30, 2021, a 40.6% increase from the three months ended September 30, 2020. This increase in percentage was primarily attributable to higher labor costs.

Overhead and other expenses for our wholesale business accounted for 1.8% of our total wholesale business sales for the three months ended September 30, 2021, compared with 0.3% of total wholesale business sales for the three months ended September 30, 2020.

Wholesale business gross profit for the three months ended September 30, 2021 was $10.2 million compared with $9.2 million for the three months ended September 30, 2020. Gross profit accounted for 16.4% of our total wholesale sales for the three months ended September 30, 2021, compared with 20.4% for the three months ended September 30, 2020. The decrease was mainly due to an increase in wholesale raw material prices and outsourced production costs.

Production costs for our retail business were $12.6 million for the three months ended September 30, 2021 compared with $13.2 million during the three months ended September 30, 2020. Retail production costs accounted for 39.2% of our total retail sales in the three months ended September 30, 2021, compared with 37.9% for the three months ended September 30, 2020. The decrease in amount was due to decrease in sales.

Rent costs for our retail business for the three months ended September 30, 2021 were $6.6 million compared with $7.2 million for the three months ended September 30, 2020. Rent costs for our retail business accounted for 20.4% of our total retail sales for the three months ended September 30, 2021, compared with 20.5% for the three months ended September 30, 2020. There were no significant changes.

Gross profit in our retail business for the three months ended September 30, 2021 was $13.0 million and gross margin was 40.3%. Gross profit in our retail business for the three months ended September 30, 2020 was $14.5 million and gross margin was 41.6%. The decrease was primarily due to increased production costs and write off obsolete inventories.

Total cost of sales for the three months ended September 30, 2021 was $71.2 million, a 26.6% increase from $56.2 million for the three months ended September 30, 2020. Total cost of sales as a percentage of total sales for the three months ended September 30, 2021 was 75.4%, compared with 70.4% for the three months ended September 30, 2020. Gross margin for the three months ended September 30, 2021 was 24.6% compared with 29.6% for the three months ended September 30, 2020.

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

	Three Months Ended September 30,				Increase (Decrease) in 2021 Compared
	2021		2020		to 2020
	(In thousands of U.S. dollars, except for percentages)
Gross Profit	$23,210	24.6%	$23,673	29.6%	(2.0)%
Operating Expenses:
Selling Expenses	14,443	15.3	12,996	16.3	11.1
General and Administrative Expenses	9,467	10.0	7,818	9.8	21.1
Total	23,910	25.3	20,814	26.0	14.9
(Loss) Income from Operations	$(700)	(0.7)%	$2,859	3.6%	(124.5)%

Selling expenses for the three months ended September 30, 2021 increased 11.1% to $14.4 million from $13.0 million for the three months ended September 30, 2020. The increase was attributable to the higher travelling expenses.

General and administrative expenses for the three months ended September 30, 2021 increased 21.1% to $9.5 million from $7.8 million for the three months ended September 30, 2020. The increase was attributable to the increased salaries.

(Loss) Income from Operations

(Loss) income from operations for the three months ended September 30, 2020 decreased 124.5% to ($0.7) million from $2.9 million for the three months ended September 30, 2020. (Loss) income from operations accounted for (0.7%) and 3.6% of our total sales during the three months ended September 30, 2021 and 2020.

Interest Expense

Interest expense for the three months ended September 30, 2021 was $1.2 million, a 74.0% increase compared with the same period in 2020. The increase was due to the increased bank loans.

Income Tax Expenses

Income tax expense was $1.9 million and $0.8 million for the three months ended September 30, 2021 and 2020, respectively. The increased income tax expenses are mainly due to some subsidiaries are profitable and there are higher income tax expenses but other subsidiaries are loss.

Net (Loss) Income

Net (loss) income for the three months ended September 30, 2021 was ($3.2) million, a 244.9% decrease compared with the same period in 2020. Our basic and diluted (loss) earnings per share were ($0.22) and $0.15 for the three months ended September 30, 2021 and 2020, respectively.

Results of Operations for the nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Nine Months Ended September 30,
	2021		2020
	(In thousands of U.S. Dollars, except for percentages)
Sales	$225,776	100.0%	$188,350	100.0%
Gross Profit	64,038	28.4	54,157	28.8
Operating Expense	69,475	30.8	58,675	31.2
(Loss) Income From Operations	(5,437)	(2.4)	(4,518)	(2.4)
Other Income	3,039	1.3	1,559	0.8
Income tax expense	3,759	1.7	1,315	0.7
Net (Loss) Income	$(6,157)	(2.7)%	$(4,274)	(2.3)%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the nine months ended September 30, 2021 and 2020.

	2021	% of total sales	2020	% of total sales	Growth (Decrease) in 2021 compared with 2020
Wholesale business	(In thousands of U.S. dollars)		(In thousands of U.S. dollars)
Mainland China	$28,222	12.5%	$14,935	7.9%	89.0%
Hong Kong China	16,124	7.1	17,063	9.1	(5.5)
United Kingdom	5,558	2.5	8,425	4.7	(34.0)
Europe-Other	18,905	8.4	16,443	8.6	15.0
Japan	13,390	5.9	9,714	5.2	37.8
United States	29,650	13.1	22,823	12.1	29.9
Total Wholesale business	111,849	49.5	89,403	47.5	25.1
Retail business	113,927	50.5	98,947	52.5	15.1
Total sales	$225,776	100.0%	$188,350	100.0%	19.9%

Sales for the nine months ended September 30, 2021 were $225.8 million, an increase of 19.9% from the nine months ended September 30, 2020. This increase was primarily attributable to a 25.1% increase in sales in our wholesale business and a 15.1% increase in our retail business.

Sales generated from our wholesale business contributed 49.5% or $111.8 million of our total sales for the nine months ended September 30, 2021, an increase of 25.1% compared with 47.5% or $89.4 million in the nine months ended September 30, 2020. This increase was primarily attributable to increased sales in Mainland China, Europe-Other, Japan and the United States, partially offset by decreased sales in Hong Kong China and United Kingdom,.

Sales generated from our retail business contributed 50.5% or $113.9 million of our total sales for the nine months ended September 30, 2021, an increase of 15.1% compared with $98.9 million in the nine months ended September 30, 2020. This increase was primarily due to an increase in same store sales.

Total retail store square footage and sales per square foot for the nine months ended September 30, 2021 and 2020 are as follows:

	2021	2020
Total store square footage	982,683	983,291
Number of stores	893	923
Average store size, square feet	1,100	1,065
Total store sales (in thousands of U.S. dollars)	$113,927	$98,947
Sales per square foot	$116	$101

Same store sales and newly opened store sales for the nine months ended September 30, 2021 and 2020 are as follows:

	2021	2020
	(In thousands of U.S. dollars)
Sales from stores opened for a full year	$89,478	$77,727
Sales from newly opened store sales	$6,950	$6,060
Sales from e-commerce platform	$9,725	$10,355
Other*	$7,774	$4,805
Total	$113,927	$98,947

*	Primarily sales from stores that were closed in the current reporting period.

We remodeled or relocated 54 stores in year 2020, and 113 stores during the nine months ended September 30, 2021. We plan to relocate or remodel 100 to 150 stores in 2021. Remodels and relocations typically drive incremental same-store sales growth. A relocation typically results in an improved, more visible and accessible location, and usually includes increased square footage. We believe we will continue to have opportunities for additional remodels and relocations beyond 2021.  Same-store sales are calculated based upon stores that were open at least 12 full fiscal months in each reporting period and remain open at the end of each reporting period.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the nine months ended September 30, 2021 and 2020.

					Growth
					(Decrease) in 2021
	Nine months ended September 30,				Compared
	2021		2020		with 2020
	(In thousands of U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$111,849	100.0%	$89,403	100.0%	25.1%
Raw Materials	51,299	45.9	39,139	43.8	31.1
Labor	1,141	1.0	910	1.0	25.4
Outsourced Production Costs	39,744	35.5	31,909	35.7	24.6
Other and Overhead	1,290	1.2	395	0.4	226.3
Total Cost of Sales for Wholesale	93,474	83.6	72,353	80.9	29.2
Gross Profit for Wholesale	18,375	16.4	17,050	19.1	7.8
Net Sales for Retail	113,927	100.0	98,947	100.0	15.1
Production Costs	45,784	40.2	42,923	43.4	6.7
Rent	22,480	19.7	18,917	19.1	18.8
Total Cost of Sales for Retail	68,264	59.9	61,840	62.5	10.4
Gross Profit for Retail	45,663	40.1	37,107	37.5	23.1
Total Cost of Sales	161,738	71.6	134,193	71.2	20.5
Gross Profit	$64,038	28.4%	$54,157	28.8%	18.2%

Raw material costs for our wholesale business were 45.9% of our total wholesale business sales in the nine months ended September 30, 2021, compared with 43.8% in the nine months ended September 30, 2020. The increase was mainly due to higher raw material purchase prices.

Labor costs for our wholesale business were 1.0% of our total wholesale business sales in the nine months ended September 30, 2021, compared with 1.0% in the nine months ended September 30, 2020.

Outsourced manufacturing costs for our wholesale business were 35.5% or $39.7 million in the nine months ended September 30, 2021, compared with 35.7% or $31.9 million in the nine months ended September 30, 2020. There were no significant changes in percentage of sales.

Overhead and other expenses for our wholesale business accounted for 1.2% and 0.4% of our total wholesale sales for the nine months ended September 30, 2021 and 2020, respectively.

Gross profit for our wholesale business for the nine months ended September 30, 2021 was $18.4 million, a 7.8% increase compared with the nine months ended September 30, 2020. As a percentage of total wholesale business sales, the gross margin was 16.4% of our total wholesale business sales for the nine months ended September 30, 2021, compared with 19.1% for the nine months ended September 30, 2020. The decrease in gross margin was mainly due to an increase in raw material prices.

Production costs for our retail business for the nine months ended September 30, 2021 were $45.8 million compared with $42.9 million for the nine months ended September 30, 2020. As a percentage of our total retail sales, production costs were 40.2% of our total retail sales for the nine months ended September 30, 2021, compared with 43.4% for the nine months ended September 30, 2020. The increase was due to higher discounts on our past season products in the nine months ended September 30, 2021 compared with the same period of the prior year of sales.

Rent costs for our retail business for the nine months ended September 30, 2021 were $22.5 million compared with $18.9 million for the nine months ended September 30, 2020. As a percentage of total retail sales, rent costs were 19.7% of our total retail sales for the nine months ended September 30, 2021 compared with 19.1% for the nine months ended September 30, 2020. The increase was primarily attributable to higher rent at certain locations.

Gross profit for our retail business for the nine months ended September 30, 2021 was $45.7 million compared with $37.1 million for the nine months ended September 30, 2020. Gross margin for our retail business for the nine months ended September 30, 2021 was 40.1% compared with 37.5% for the nine months ended September 30, 2020.

Total cost of sales for the nine months ended September 30, 2021 was $161.7 million, a 20.5% increase compared with the nine months ended September 30, 2020. As a percentage of total sales, total costs were 71.6% of total sales for the nine months ended September 30, 2021, compared with 71.2% for the nine months ended September 30, 2020. Total gross margin for the nine months ended September 30, 2021 was 28.4% compared with 28.8% for the nine months ended September 30, 2020.

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

	Nine months ended September 30,				Increase (Decrease) in 2021 Compared
	2021		2020		to 2020
	(In thousands of U.S. dollars, except for percentages)
Gross Profit	$64,038	28.4%	$54,157	28.8%	18.2%
Operating Expenses:
Selling Expenses	44,495	19.7	39,101	20.8	13.8
General and Administrative Expenses	24,980	11.1	19,574	10.4	27.6
Total	69,475	30.8	58,675	31.2	18.4
Loss from Operations	$(5,437)	(2.4)%	$(4,518)	(2.4)%	20.3%

Selling expenses for the nine months ended September 30, 2021 were $44.5 million, a 13.8% increase compared with the nine months ended September 30, 2020. The increase was attributable to the increased travelling expenses.

General and administrative expenses for the nine months ended September 30, 2021 were $25.0 million a 27.6% increase compared with the nine months ended September 30, 2020. As a percentage of total sales, general and administrative expenses accounted for 11.1% of total sales for the nine months ended September 30, 2021, compared with 10.4% of total sales for the nine months ended September 30, 2020. The increase was attributable to the increased salaries.

Loss from Operations

Loss from operations for the nine months ended September 30, 2021 was ($5.4) million, a 20.3% decrease from ($4.5) million for the nine months ended September 30, 2020. This decrease was due to decreased gross profit.

Interest Expense

Interest expense was $1.9 million and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively. The increase was due to the increased bank loans.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2021 was $3.8 million, a 185.9% increase compared to the same period of 2020. The increase was primarily due to higher taxable income from certain PRC subsidiaries.

Net Loss

Net loss was $6.2 million and $4.3 million during the nine months ended September 30, 2021 and 2020. Basic and diluted earnings per share were ($0.42) and ($0.29) for the nine months ended September 30, 2021 and 2020, respectively.

Summary of Cash Flows

Summary cash flows information for the nine months ended September 30, 2021 and 2020 is as follows:

	2021	2020
	(In thousands of U.S. dollars)
Net cash (used in) provided by operating activities	$(27,119)	$24,598
Net cash used in investing activities	$(6,959))	$(6,530)
Net cash provided by financing activities	$3,175	$18,939

Net cash used in operating activities was $7.1 million for the nine months ended September 30, 2021 compared with net cash provided by $24.6 million during the nine months ended September 30, 2020. The increase was primarily due to more inventories purchased this year.

Net cash used in investing activities was $7.0 million for the nine months ended September 30, 2021, compared with $6.5 million during the nine months ended September 30, 2020. This increase was mainly due to the increase in purchase of property and equipment and remodeling expenditure in 2021.

Net cash provided by financing activities was $3.2 million for the nine months ended September 30, 2021 compared with $18.9 million net cash provided by financing activities during the nine months ended September 30, 2020. The decrease was primarily because we received less loan proceeds from and repaid more loans to the banks this year. During the nine months ended September 30, 2021, we repaid $54.6 million of bank loans and received bank loan proceeds of $56.1 million. Also, under the counter-guarantee agreement, we received $1.4 million from and paid $0.3 million to the related party during the nine months ended September 30, 2021.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents of $48.3 million, other current assets of $202.7 million and current liabilities of $200.2 million. We presently finance our operations primarily from cash flows from operations and borrowings from banks, and we anticipate that these will continue to be our primary source of funds to finance our short-term cash needs.

Bank Loans

From March 2020 to July 2020, Ever-Glory Apparel entered into a deposit certificate of $29.3 million (RMB190.0 million) with the Shanghai Pudong Development Bank with annual interest rates ranging from 3.75% to 3.99%. From October 2020 to September 2021, Ever-Glory Apparel pledged the deposit certificate to the Shanghai Pudong Development Bank and Ever-Glory Apparel had borrowed $24.7 million (RMB 160.0 million) under this line of certificate with an annual interest rate from 2.60% to 3.10% and due on between October 2021 and September 2022.

In December 2020, Goldenway entered into a deposit certificate of $17.0 million (RMB110.0 million) with the Shanghai Pudong Development Bank with an annual interest rate of 3.85%. From December 2020 to September 2021, Goldenway pledged the deposit certificate to the Shanghai Pudong Development Bank and Goldenway had borrowed $17.0 million (RMB 110.0 million) under this line of certificate with annual interest rate from 2.60% to 3.4% and due on between December 2021 and June 2022.

In April 2020, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $6.2 million (RMB40.0 million). These loans are collateralized by the Company’s property and equipment. As of September 30, 2021, Goldenway had borrowed $6.2 million (RMB40.0 million) from Industrial and Commercial Bank of China with an annual interest rate 4.57% and due in August 2022.

In July 2019, Ever-Glory Apparel entered into a line of credit agreement for approximately $15.4 million (RMB100.0 million) with Industrial and Commercial Bank of China, which is collateralized by assets of Nanjing Knitting, an equity investee of Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), under a collateral agreement executed among Ever-Glory Apparel, Nanjing Knitting and the bank. As of September 30, 2021, Ever-Glory Apparel had borrowed $12.3 million (RMB 80.0 million) under this line of credit with annual interest rates ranging from 3.92% to 4.35% and due between October 2021 to May 2022. As of September 30, 2021, approximately $3.1 million was unused and available under this line of credit.

In April 2020, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $6.9 million (RMB45.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of September 30, 2021, approximately $6.9 million was unused and available under this line of credit.

In June 2021, Goldenway entered into a margin contract with Nanjing Bank. Goldenway had borrowed $4.6 million (RMB 30.0 million) under this contract for $0.9 million (RMB 6.0 million) was restricted with an annual interest rate 3.36% and due on June 2022. In September 2021, Goldenway entered into another margin contract with Nanjing Bank. Goldenway had borrowed $3.1 million (RMB 20.0 million) under this contract for $0.6 million (RMB 4.0 million) was restricted with an annual interest rate 3.44% and due on September 2022.

In September 2019, Ever-Glory Apparel entered into a line of credit agreement for approximately $9.3 million (RMB60.0 million) with Nanjing Bank and guaranteed by Jiangsu Ever-Glory, Mr. Kang and Goldenway. As of September 30, 2021, approximately $9.3 million was unused and available under this line of credit.

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

As of September 30, 2021, we had access to approximately $37.8 million in lines of credit, of which approximately $19.3 million was unused and available. These credit facilities do not include any covenants. We have agreed to provide Jiangsu Ever-Glory a counter-guarantee of not less than 70% of the maximum aggregate lines of credit and borrowings guaranteed by Jiangsu Ever-Glory and collateralized by the assets of Jiangsu Ever-Glory and its equity investee, Nanjing Knitting, under agreements executed between the Company, Jiangsu Ever-Glory, Nanjing Knitting, and the banks. The maximum aggregate lines of credit and available borrowings was approximately $31.7 million (RMB 205 million) and approximately $1.9 million (RMB 12.6 million) was provided to Jiangsu Ever-Glory as the counter guarantee as of September 30, 2021.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004, the exchange rate of RMB to the dollar remained constant at RMB 8.26 to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from RMB 8.26 to 8.09 to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of September 30, 2021, the market foreign exchange rate had increased to RMB 6.49 to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future and will pass some of the increased cost to our customers.

In addition, the financial statements of subsidiaries located in China (whose functional currency is RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation gain (loss) for the three and nine months ended September 30, 2021 and 2020 was ($1.1) million, $4.7 million, $1.0 million and $3.0 million, respectively.

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

Changes in Internal Control Over Financial Reporting

Other than described above, during the third quarter of 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-KSB, filed March 29, 2006);

3.2	Articles of Amendment as filed with the Department of State of Florida, effective November 20, 2007 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed November 29, 2007);

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of our Current Report Form 8-K filed on April 22, 2008);

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 2021	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jiansong Wang
Jiansong Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)