Form 10-K
period 2021-12-31
Ever-Glory International Group, Inc.
filed 2022-04-12
CIK 943184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2021, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $96.0 million based on the closing price of $2.90 for the registrant’s common stock as reported on the NASDAQ Global Market.

As of March 30, 2022, there were 14,814,354 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EVER-GLORY INTERNATIONAL GROUP, INC.
FORM 10-K
For the Year Ended December 31, 2021

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

ii

PART I

ITEM 1. BUSINESS

Overview and Corporate History

Ever-Glory International Group, Inc., sometimes referred to in this report as “Ever-Glory”, the “Company”, “we”, or “us”, through its subsidiaries, is a retailer of branded fashion apparel and a leading global apparel supply chain solution provider. Ever-Glory offers apparel to woman under its own brands “La go go”, “Velwin”, “idole” and “Jizhu” and currently operates over 880 retail locations in China. Ever-Glory is also a leading global apparel supply chain solution provider with a focus on middle-to-high end casual wear, outerwear, and sportswear brands. Ever-Glory serves a number of well-known domestic and international brands and retail stores by providing a complete set of services of supply chain management on fabric development and design, sampling, sourcing, quality control, manufacturing, logistics, customs clearance, distribution, etc.

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

On March 19, 2014, Xizang He Meida Trading Company Limited (“He Meida”), a wholly owned subsidiary of Ever-Glory Apparel, was incorporated in PRC. The business objective of HeMeida is to develop online operation of our retail business in the mainland Chinese market. In April 2021,He Meida was closed.

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

On June 26, 2014, Shanghai LA GO GO entered into a contract with Shanghai Yiduo Fashion Company Limited (“Yiduo”) to acquire 78% of the shares of Yiduo. The Company gained effective control of Yiduo by the end of March 2015 and Yiduo was consolidated on March 31, 2015. The business objective of Yiduo is to establish and create another leading brand “idole” of ladies’ garments for the mainland Chinese market. In December 2020, Yiduo entered into the bankruptcy liquidation process.

As a result of the foregoing acquisitions and transactions, our current corporate structure is illustrated below.

Business Operations

Our wholesale operations include a complete set of services of supply chain management and worldwide sale of apparel to well-known domestic and international casual wear, sportswear and outerwear brands and retailers in major markets. We conduct our original design manufacturing (“ODM”) operations through nine wholly owned subsidiaries which are located in the Nanjing Jiangning Economic and Technological Development Zone and Shang Fang Town in the Jiangning District in Nanjing, Jiangsu province, China, and Chuzhou, Anhui province, China, which are Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”), Goldenway Nanjing Garments Company Limited (“Goldenway”), Nanjing New-Tailun Garments Company Limited (“New Tailun”), Nanjing Catch-Luck Garments Co., Ltd. (“Catch-Luck”), Haian Tai Xin Garments Trading Company Limited (“Haian Tai Xin”), Nanjing Rui Lian Technology Company Limited (“Nanjing Rui Lian”), and ChuzhouHuirui Garments Co., Ltd. (“Huirui”). We have one wholly owned subsidiary registered in Samoa: Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”). We also have one wholly owned subsidiary registered in Hongkong: Ever-Glory Supply Chain Service Co., Limited (“Ever-Glory Supply”). In our fiscal year ended December 31, 2021, our wholesale segment achieved total sales of $184.9 million.

Although we have our own manufacturing capacity, we currently outsource most of the manufacturing to our strategic long-term contractors as part of our overall business strategy. Outsourcing allows us to maximize our production capacity and remain flexible while reducing capital expenditures and the costs of keeping skilled workers on production lines during times of seasonally lower sales. We inspect products manufactured by our long-term contractors to ensure that they meet our high-quality control standards. Total unit output from our manufacturing facilities and outsourced partners is more than 11.5 million pieces in 2021. See Production and Quality Control below.

Our retail business objective is to establish and develop leading brands of women’s wear and to build a nationwide retail distribution channel in China. We conduct our retail operations through Shanghai LA GO GO Fashion Company Limited (“Shanghai LA GO GO”), Jiangsu LA GO GO Fashion Company Limited (“Jiangsu LA GO GO”), Tianjin LA GO GO Fashion Company Limited (“Tianjin LA GO GO”), Shanghai Ya Lan Fashion Company Limited (“Ya Lan”), Xizang He Meida Trading Company Limited (“He Meida”), Shanghai Yiduo Fashion Company Limited (“Yiduo”) and Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”). The Company deconsolidated Yiduo due to its bankruptcy in December 2020. Fortunately, the Company retained Yiduo developed brand “idole” as the brand was transferred to La Go Go long before Yiduo’s bankruptcy. In April 2021,He Meida was closed. As of December 31, 2021, we had approximately 3,453 retail employees and operated 880 retail stores in China. We achieved total retail sales of $146.1 million in the fiscal year of 2021.

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

In the fiscal year ended December 31, 2021, approximately 52.1% of our sales revenue came from customers in China, 16.7% of our wholesales revenue came from customers in United Kingdom and other European countries, 22.0% from customers in the United States, and 9.2% from customers in Japan. In 2021, sales to our five largest customers generated approximately 37.8% of our total wholesale sales and one customer represented more than 10% of our total wholesale sales. In 2020, sales to our five largest customers generated approximately 38.7% of our total wholesale sales and there is no customer represented more than 10% of our total wholesale sales.

Substantially all of our long-lived assets were located in the PRC as of December 31, 2021 and 2020.

Suppliers

We purchase the majority of our raw materials (including fabric, fasteners, thread, buttons, labels and related materials) directly from numerous local fabric and accessories suppliers in China. For our wholesale business, collectively, purchases from our five largest suppliers represented approximately 20.4% and 18.2% of total raw material purchases in 2021 and 2020, respectively. No single supplier provided more than 10% of our total purchases.

We also purchased finished goods from contract manufacturers. For our wholesale business, collectively, purchases from our five largest contract manufacturers represented approximately 45.3% and 45.1% of total finished goods purchases in 2021 and 2020, respectively. One contract manufacturers provided approximately 27.0% of our total finished goods purchases in 2021.Two contract manufacturers provided approximately 12.6% and 11.2% of our total finished goods purchases in 2020.

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

Production and Quality Control

In 2021, approximately 2.2% of the products we sold to wholesale customers were in our own manufacturing facilities. We typically outsource the manufacturing of a large portion of our products based upon factory capacity and customer demand. The number of outside contract manufacturers to which we outsource is expected to increase in order to meet the anticipated growth in demand from our customers.

As of December 31, 2021, our total production capacity, including outsourced production, reached 11.5 million pieces per year. As of December 31, 2020, our total production capacity, including outsourced production, reached 7.6 million pieces per year. .At present, we believe our production capacity is sufficient to meet customer demand.

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

Governmental Regulations/Quotas

In 2021, we were not subject to any export quota imposed by countries where our customers are located. Nevertheless, we have noticed that many European countries tightened their chemical inspection requirements after the removal of quotas. In addition, there can be no assurance that additional trade restrictions will not be imposed on the export of our products in the future.  Such actions could result in increases in the cost of our products generally and may adversely affect our operating results. On a longer-term basis, we believe that our customer mix and our ability to adjust the types of apparel we manufacture will mitigate our exposure to such trade restrictions in the future.

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

Retail Segment

As of December 31, 2021, we had 880 retail stores in China selling our own brand clothing. We believe our advantages in the retail segments include our ability to promptly respond to market trends, our quick turn-around in design and production, and appropriate pricing. In 2021, we achieved total net sales of approximately US$146.1 million for our retail business. We operate most of our retail stores in so-called Tier-2 or Tier-3 cities in China, such as Zhengzhou in Henan province, Taizhou in Jiangsu province, etc. We also have penetrated Tier-1 cities, such as Beijing and Shanghai.

Suppliers

We purchase the majority of our raw materials (including fabric, fasteners, thread, buttons, labels and related materials) directly from numerous local fabric and accessories suppliers. For our retail business, collectively, purchases from our five largest suppliers represented approximately 90.9% of total purchases in 2021. There were four suppliers which provided more than 10% of our total raw materials purchases in 2021. We have not experienced difficulty in obtaining raw materials that are essential to our business.

We also purchase finished goods from contract manufacturers. For our retail business, collectively, our five largest contract manufacturers represented approximately 22.6% of total finished goods purchases in 2021. There was no one contract manufacturer which provided more than 10% of our total finished goods purchases in 2021. We have not experienced difficulty in obtaining finished products from our contract manufacturers.

For our retail business, we generally agree to pay our suppliers within 30-180 days after the receipt of goods. We typically place orders for materials from suppliers when the style has been confirmed by our chief designer. On average, the supplies we hold in stock will generally be consumed in production in approximately 20 days.

Customers

We currently have four retail brands. “La Go Go” seeks to appeal to fashionable urban females between the ages of 23 to 28. “Ji Zhu” focuses on females between the ages of 23 to 30. “Velwin” targets females between the ages of 28 to 33 while “idole” targets females between the ages of 28 to 35. Our products are priced at a middle-to-high level in order to appeal to our targeted customers.

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

Sales and Marketing

Products of our retail brands are sold in flagship stores, stores-within-a-store and e-commerce platforms. The sales department is responsible for developing new sales channels. According to our new store opening plan, the ratio of flagship stores and stores-within-a-store are carefully balanced. The store-within-a-store enters into contracts with department stores. The flagship stores are carefully chosen at prominent locations and have lease agreements with each property owner. Under our return and exchange policy, products may be returned or exchanged for any reason within 15 days. During 2021, the return and exchange rate was very low and was not a material factor in our operations.

Store Operation

As of December 31, 2021, we had 880 stores, including 166 flagship stores, with each store generating average revenue of approximately $13,833 per month. The majority of our retail stores are situated as stores-within-a-store in large, mid-tier department stores located in over 20 provinces in China.

Trademarks

We regard our trademarks as an important part of our business due to the name recognition of our customers. We obtained trademark registration at the China Trademark Office for the mark “La Go Go” in class 25 and class 18 in 2010. We obtained trademark registration at the China Trademark Office for the marks “Sea to Sky”, “Velwin” and “Idole” separately in 2012, 2014 and 2015. As of December 31, 2021, we were not aware of any valid claim or challenges to our right to use our registered trademark or any counterfeit or other infringement to our registered trademark.

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

Employees

As of December 31, 2021, we had over 4,300 employees. None of our employees belong to a labor union. We have never experienced a labor strike or work stoppage. We are in full compliance with the Chinese labor laws and regulations and are committed to providing safe and comfortable working conditions and accommodations for our employees.

Labor Costs

The manufacture of garments is a labor-intensive business. Although much of our production process is automated and mechanized, we rely on skilled labor to make our products. During the year ended December 31, 2021, our labor cost increased due to the shortage of skilled workers and rising labor cost in China.

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

Description of Property

In 2021, we operated four facilities on certain land in the Nanjing Jiangning Economic and Technological Development Zone and Huifeng Road, which are located in Nanjing and Chuzhou, China. For further details concerning our property, see Item 2 of this report regarding Properties.

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

For the wholesale business, we did not rely on any supplier for more than 10% of all our total raw material purchases in 2021and 2020. We relied on one manufacturers for 27.0% of purchased finished goods in 2021 and two manufacturers for 12.6% and 11.2% of purchased finished goods in 2020. For the retail business, we did not rely on any one manufacturer for more than 10% of all of our total purchased finished goods during 2021nd 2020. We do not have any long-term written agreements with any of these suppliers and do not anticipate entering into any such agreements in the near future. However, we always execute a written agreement for each order placed with our suppliers. We do not believe that loss of any of these suppliers would have a material adverse effect on our ability to obtain finished goods or raw materials essential to our business because we believe we can locate other suppliers in a timely manner.

Risks Relating to Our Business

Our wholesale business depends on some key customers for a significant portion of our sales. A significant adverse change in a customer relationship or in a customer’s performance or financial position could harm our business and financial condition.

For the year ended December 31, 2021, our five largest customers represented approximately 37.8% of our total net sales. For the year ended December 31, 2020, our five largest customers represented approximately38.7% of our total net sales. The garment manufacturing industry has experienced substantial consolidation in recent years, which has resulted in increased customer leverage over suppliers, greater exposure for suppliers to credit risk and an increased emphasis by customers on inventory management and productivity.

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

The Company and Jiangsu Ever-Glory sometimes purchase raw materials for each other in order to obtain cheaper prices.  The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at cost for $3.8 million and $0.9 million during 2021 and 2020, respectively. Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at cost for $0.4 million and $1.5 million during 2021 and 2020, respectively.

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon the expiration or termination of the underlying lines of credit and is to pay an annual interest at the rate of 6.0% of the amounts provided. As of December 31, 2021 and 2020, Jiangsu Ever-Glory had provided guarantees for approximately $0.0 million (RMB 0.0 million) and $36.0 million (RMB 235.0 million) of lines of credit obtained by the Company, respectively. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. As of December 31, 2021and 2020, the value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $4.4 million (RMB 28.2 million) which was provided assets as collateral by Jiangsu Ever-Glory, and $31.5million (RMB 205.5 million)which was provided assets as collateral by Jiangsu Ever-Glory and Nanjing Knitting, respectively. Mr. Kang has also provided a personal guarantee for $0.0 million (RMB 0.0 million) and $14.8 million (RMB 96.3 million) at the years ended of December 31, 2021 and 2020, respectively.

As of December 31, 2020, $3.1 million (RMB 20.0 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the year ended December 31, 2021, an additional $0.7 million (RMB 4.2million) was provided to and repayment of $3.8 million (RMB 24.2 million) was received from Jiangsu Ever-Glory under the counter-guarantee agreement. As of December 31, 2021 the amount of the counter-guarantee had decreased to $0.0 million (RMB 0.0 million) , which was 0.0% of the aggregate amount of lines of credit. This amount plus accrued interest of ($0.3) million (2021) and $0.04 million (2020) have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. As of December 31, 2021 and 2020, the amount classified as a reduction of equity was $0.0 million and $3.4 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. Since January 1, 2019, the interest rate has changed to 0.3625% as the bank benchmark interest rate decreased. Interest income for the years ended December 31, 2021 and 2020 was approximately ($0.3) million and $0.04 million, respectively.

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

The Covid-19 pandemic adversely impacted our business in fiscal year 2021. Among other things, the product manufacturing, logistics and fulfillment of us and certain third-party merchants and brands that cooperated with us were adversely affected due to various travel restrictions and quarantine measures imposed in China. We have implemented preventative measures to protect the health and safety of our employees and made appropriate adjustments to our business operations in response to the pandemic’s impact.

While we have seen gradual recovery of our overall business resulting from improving health statistics in China since March 2020, the pandemic continued to have an adverse effect on our business and results of operations for the past few months and we anticipate the negative impact of the pandemic may continue. As a result, our results of operations for fiscal year 2022 and any period thereof could be worse than our results of operations for fiscal year 2021 and corresponding periods thereof.

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

Risks Related to Doing Business in China

Our failure to comply with cybersecurity and data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

We are subject relating various risks and costs associated with to the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. This data is wide ranging and relates to our customers, suppliers, and other counterparties and third parties. Our compliance obligations include those relating to the relevant PRC laws in this regard. These PRC laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries in China, and among us, our subsidiaries in China, and other parties with which we have commercial relations. These laws continue to develop, and the PRC government may adopt other rules and restrictions in the future. Non-compliance could result in penalties or other significant legal liabilities.

Pursuant to the PRC Cybersecurity Law, which was promulgated by the Standing Committee of the National People’s Congress on November 7, 2016 and took effect on June 1, 2017, personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in China must be stored in China, and if a critical information infrastructure operator purchases internet products and services that affects or may affect national security, it should be subject to cybersecurity review by the CAC. Due to the lack of further interpretations, the exact scope of “critical information infrastructure operator” remains unclear. On December 28, 2021, the CAC and other relevant PRC governmental authorities jointly promulgated the Cybersecurity Review Measures (the “new Cybersecurity Review Measures”) to replace the original Cybersecurity Review Measures. The new Cybersecurity Review Measures took effect on February 15, 2022. Pursuant to the new Cybersecurity Review Measures, if critical information infrastructure operators purchase network products and services, or network platform operators conduct data processing activities that affect or may affect national security, they will be subject to cybersecurity review. A network platform operator holding more than one million users/users’ individual information also shall be subject to cybersecurity review before listing abroad. The cybersecurity review will evaluate, among others, the risk of critical information infrastructure, core data, important data, or a large amount of personal information being influenced, controlled or maliciously used by foreign governments and risk of network data security after going public overseas.

In addition, the PRC Data Security Law, which was promulgated by the Standing Committee of the National People’s Congress on June 10, 2021 and took effect on September 1, 2021, requires data collection to be conducted in a legitimate and proper manner, and stipulates that, for the purpose of data protection, data processing activities must be conducted based on data classification and hierarchical protection system for data security. As the Data Security Law was recently promulgated, we may be required to make further adjustments to our business practices to comply with this law. If our data processing activities were found to be not in compliance with this law, we could be ordered to make `corrections, and under certain serious circumstances, such as severe data divulgence, we could be subject to penalties, including the revocation of our business licenses or other permits. Furthermore, the recently issued Opinions on Strictly Cracking Down Illegal Securities Activities in Accordance with the Law require (i) speeding up the revision of the provisions on strengthening the confidentiality and archives management relating to overseas issuance and listing of securities and (ii) improving the laws and regulations relating to data security, cross-border data flow, and management of confidential information. As there remain uncertainties regarding the further interpretation and implementation of those laws and regulations, we cannot assure you that we will be compliant such new regulations in all respects, and we may be ordered to rectify and terminate any actions that are deemed illegal by the regulatory authorities and become subject to fines and other sanctions. As a result, we may be required to suspend our relevant businesses, shut down our website, take down our operating applications, or face other penalties, which may materially and adversely affect our business, financial condition, and results of operations.

On August 20, 2021, the Standing Committee of the National People’s Congress of China promulgated the Personal Information Protection Law of the PRC, or the PIPL, which took effect in November 2021. As the first systematic and comprehensive law specifically for the protection of personal information in the PRC, the PIPL provides, among others, that (i) an individual’s consent shall be obtained to use sensitive personal information, such as biometric characteristics and individual location tracking, (ii) personal information operators using sensitive personal information shall notify individuals of the necessity of such use and impact on the individual’s rights, and (iii) where personal information operators reject an individual’s request to exercise his or her rights, the individual may file a lawsuit with a People’s Court. As uncertainties remain regarding the interpretation and implementation of the PIPL, we cannot assure you that we will comply with the PIPL in all respects, we may become subject to fines and/or other penalties which may have material adverse effect on our business, operations and financial condition.

While we take measures to comply with all applicable data privacy and protection laws and regulations, we cannot guarantee the effectiveness of the measures undertaken by us. However, compliance with any additional laws could be expensive, and may place restrictions on our business operations and the manner in which we interact with our users. In addition, any failure to comply with applicable cybersecurity, privacy, and data protection laws and regulations could result in proceedings against us by government authorities or others, including notification for rectification, confiscation of illegal earnings, fines, or other penalties and legal liabilities against us, which could materially and adversely affect our business, financial condition, results of operations and the value of our common stock. In addition, any negative publicity on our website or platform’s safety or privacy protection mechanism and policy could harm our public image and reputation and materially and adversely affect our business, financial condition, and results of operations.

The ongoing trade war between China and the United States, and its potential escalation internationally, may have an adverse effect on our business operations and revenues.

The U.S. government has imposed, and has proposed to impose additional, new or higher tariffs on specified products imported from China to penalize China for what it characterizes as unfair trade practices. China has responded by imposing, and proposing to impose additional, new or higher tariffs on specified products imported from the U.S. Certain tariffs have already been adopted by both sides, and the two countries often meet to negotiate arrangements that would include the decreasing or removal of tariffs, but we cannot assure you that the negotiations will be successful in reducing tariffs or that other tariffs will not be imposed, even if an agreement will be reached. On October 11, 2019, the U.S. government announced that the two countries had reached a “Phase 1” agreement, which was signed on January 16, 2020. However, due to various political developments, including a new administration in the U.S. government, it remains to be unclear whether any “Phase 2” agreement will be negotiated and how much economic relief from the trade war it will offer. Any further actions to increase existing tariffs or impose additional tariffs could result in an escalation of the trade conflict, which would have an adverse effect on the global economy.

Specifically, the current and future actions or escalations by either the United States or China that affect trade relations may cause or contribute to further slowdowns in Chinese economic growth, the depreciation of the RMB and global economic turmoil, which has the potential to adversely impact our supply chain for our products and potentially have a material adverse effect on our business and results of operations, and we cannot provide any assurance as to whether such actions will occur or the form that they may take.

The economic, political and social conditions in the PRC, as well as government policies, laws and regulations, could affect our business, financial condition and results of operations. A majority of our business operations are in the PRC and especially our production operations. Accordingly, our results of operations and prospects are, to a significant degree, subject to economic, political and legal developments in the PRC. The economy of the PRC differs from the economies of most developed countries in many respects, including the extent of government involvement, its level of development, its growth rate and its control over foreign exchange. The PRC’s economy has been transitioning from a planned economy to a more market-oriented economy. In recent years, the Chinese Government has implemented measures emphasizing market forces for economic reform, the reduction of State ownership of productive assets and the establishment of sound corporate governance in business enterprises. However, a significant portion of productive assets in the PRC is still owned by the Chinese Government. The Chinese Government continues to play a significant role in regulating industrial development. It also exercises significant control over the PRC’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policies and providing preferential treatments to particular industries or companies. All of these factors could affect the economic conditions in the PRC and, in turn, our business.

PRC regulations relating to the establishment of offshore special purpose companies by PRC domestic residents may subject our PRC resident beneficial owners to personal liability, limit our ability to inject capital into our PRC subsidiaries, limit our subsidiaries’ ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us.

In 2014, SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles (“SAFE Circular 37”). SAFE Circular 37 requires residents of China to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular 37 as a “special purpose vehicle.” The term “control” under SAFE Circular 37 is broadly defined as the operation rights, beneficiary rights or decision-making rights acquired by residents of China in the offshore special purpose vehicles or Chinese companies by such means as acquisition, trust, proxy, voting rights, repurchase, convertible bonds or other arrangements. SAFE Circular 37 further requires amendment to the registration in the event of any changes with respect to the basic information of or any significant changes with respect to the special purpose vehicle, such as an increase or decrease of capital contributed by China residents, share transfer or exchange, merger, division or other material events. If the shareholders of the offshore holding company who are residents of China do not complete their registration with the local SAFE branches, the Chinese subsidiaries may be prohibited from making distributions of profits and proceeds from any reduction in capital, share transfer or liquidation to the offshore parent company and from carrying out subsequent cross-border foreign exchange activities, and the offshore parent company may be restricted in its ability to contribute additional capital into its Chinese subsidiaries. Moreover, failure to comply with the SAFE registration and amendment requirements described above could result in liability under Chinese law for evasion of applicable foreign exchange restrictions.

Certain residents of China may hold direct or indirect interests in our company, and we will request residents of China who we know hold direct or indirect interests in our company, if any, to make the necessary applications, filings and amendments as required under SAFE Circular 37 and other related rules. However, we may not at all times be fully aware or informed of the identities of our shareholders or beneficial owners that are required to make such registrations, and we cannot provide any assurance that these residents will comply with our requests to make or obtain any applicable registrations or comply with other requirements under SAFE Circular 37 or other related rules. The failure or inability of our China resident shareholders to comply with the registration procedures set forth in these regulations may subject us to fines or legal sanctions, restrictions on our cross-border investment activities or those of our China subsidiaries and limitations on the ability of our wholly foreign-owned subsidiaries in China to distribute dividends or the proceeds from any reduction in capital, share transfer or liquidation to us, and we may also be prohibited from injecting additional capital into these subsidiaries. Moreover, failure to comply with the various foreign exchange registration requirements described above could result in liability under Chinese law for circumventing applicable foreign exchange restrictions. As a result, our business operations and our ability to make distributions to our investors and other holders could be materially and adversely affected.

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

Risks Related to an Investment in Our Securities

Our common stock has limited liquidity.

Our common stock has been trading on the NYSE MKT (formerly, the American Stock Exchange and NYSE Alternext US LLC) since July 16, 2008 and then transferred to the NASDAQ Global Market on December 31, 2014, but it is thinly traded compared to larger more widely known companies in the same industry. Thinly traded common stock can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. The high and low bid price of Ever-Glory’s common stock during the past 52-week period ended December 31, 2021 has been US$5.08 and US$1.95 per share respectively.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Wholesale segment

In 2021, we operated two complexes as our operating and production facilities at 509 Chengxin Road, in the Nanjing Jiangning Economic, China. The following is a description of these facilities:

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

In 2015, the Company obtained a fifty-year land use right on 33,427 square meters of land located in Tianjin Wuqing Development Zone. We intend to build a logistics center for our retail business for our retail business.

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

Lawsuits against Client A

In November 2020, the Company’s two subsidiaries, Ever-Glory International Group Apparel Inc. and Goldenway Nanjing Garments Company Limited filed a complaint against Client A (“Client A”) for unpaid goods worth RMB 70.15 million ($11.00 million) in the Tianjin No.1 Intermediate People’s Court based on processing contracts between the parties. The Company has applied for interim measures with the court and has frozen bank accounts of Client A for a total amount of RMB 68.12 million ($10.68 million). The Company has delivered goods worth RMB 62.06 million ($9.73 million) to Client A pursuant to the processing contracts. The Company also seeks Client A for the payment of the loss incurred from the cost of raw materials paid to suppliers in the amount of RMB 8.09 million ($1.27 million) in reliance on the processing contracts. The Company received RMB 71.4 million ($11.20 million) from Client A in April 2021 which settled the complaint amount.

In addition to the foregoing, we may become subject to other legal proceedings that arise in the ordinary course of business and have not been finally adjudicated. Adverse decisions in any of the foregoing may have a material adverse effect on our results of operations, cash flows or our financial condition.

Lawsuits against Client B

In November 2020, Goldenway filed a complaint against Client B (“Client B”) for unpaid goods worth RMB3.89 million ($0.60 million) and accrued default interests RMB332,293 ($50,941) in the Shanghai People’s Court of Pudong New Area based on sales contracts between the parties. Goldenway has applied for interim measures with the court. However, Client B counterclaimed that Goldenway delayed delivered part of the goods worth RMB922,005 ($126,013). The Company received RMB 3.92 million ($0.61million) from Client B in March 2021 which settled the complaint amount.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity

Our common stock was quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) initially under the symbol “EGLY” and then it was changed to “EVGY” in 2007. On July 16, 2008 our common stock commenced trading on NYSE MKT LLC (“NYSE MKT”) (formerly named the NYSE Annex) under the symbol of “EVK” and then transferred to the NASDAQ Global Market on December 31, 2014. As of December 31, 2021, there were approximately 58 shareholders of record of our common stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name. The following table sets forth the high and low bid information for the common stock for each quarter within the last two fiscal years, as reported by the NASDAQ Global Market. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Bid Price
	HIGH	LOW
NASDAQ
FISCAL YEAR 2021:
Fourth Quarter ended December 31, 2021	$3.46	$2.28
Third Quarter ended September 30, 2021	$5.08	$2.16
Second Quarter ended June 30, 2021	$3.21	$1.95
First Quarter ended March 31, 2021	$4.58	$2.66
NYSE MKT
FISCAL YEAR 2020:
Fourth Quarter ended December 31, 2020	$5.25	$0.81
Third Quarter ended September 30, 2020	$1.37	$0.84
Second Quarter ended June 30, 2020	$1.52	$0.65
First Quarter ended March 31, 2020	$1.67	$1.01

Securities Authorized for Issuance under Equity Incentive Plans

The following table presents information regarding equity instruments outstanding under our 2014 Equity Incentive Plan as of December 31, 2021:

	Equity Incentive Plan Information
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted -average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity incentive plans approved by security holders	-	$-	1,500,000
Total	-	$-	1,500,000

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all our net income for use in our business, and do not anticipate paying any cash dividends in the foreseeable future. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial condition and future prospects and other factors the Board of Directors may deem relevant.

ITEM 6. [Reserved]

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the year ended December 31, 2021 should be read in conjunction with the Financial Statements and corresponding notes included in this annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Retail Business

The business objectives for our retail segment are to establish leading brands of women’s apparel and to build a nationwide retail network in China. As of December 31, 2021, we had 880 stores (including store-in-stores), including 109 stores were opened and 165 stores were closed in 2021. We expect to open additional 100 to 150 stores in 2022.

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

Global Economic Uncertainty

Our business is dependent on consumer demand for our products. We believe that the significant uncertainty in the global economy and the slowdown of economies in the United States and Europe have increased our clients’ sensitivity to the cost of our products. We have experienced continued pricing pressure. If the global economic environment continues to be weak, these worsening economic conditions could have a negative impact on our sales growth and operating margins in our wholesale segment in 2022.

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

Estimates and Assumptions

In preparing our consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates in 2021 and 2020 include the assumptions used to value tax liabilities, derivative financial instruments, the estimates of the allowance for deferred tax assets, and the accounts receivable allowance, and impairment of long-lived assets and inventory write-offs.

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

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Year Ended December 31,
	2021		2020
	(in thousands of U.S. Dollars, except for percentages)
Sales	$330,978	100.0%	$267,354	100.0%
Gross Profit	100,952	30.5	91,213	34.1
Operating Expense	101,490	30.7	87,070	32.6
Income From Operations	(538)	(0.2)	4,143	1.5
Other Income	3,391	1.0	1,599	0.6
Income tax expense	2,945	0.9	2,469	0.9
Net Income	$(92)	0.0%	$3,273	1.2%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the years ended December 31, 2021 and 2020.

	2021		2020		Growth (Decrease) in 2021
Wholesale business	(In thousands of U.S. dollars)	% of total sales	(In thousands of U.S. dollars)	% of total sales	compared with 2020
Mainland China	$71,325	21.6%	$29,055	10.8%	145.5%
Hong Kong China	24,986	7.5	19,873	7.4	25.7
United Kingdom	7,428	2.2	8,753	3.3	(15.1)
Europe-Other	23,418	7.1	19,950	7.5	17.4
Japan	17,075	5.2	11,406	4.3	49.7
United States	40,668	12.3	28,172	10.5	44.4
Total Wholesale business	184,900	55.9	117,209	43.8	57.8
Retail business	146,078	44.1	150,145	56.2	(2.7)
Total sales	$330,978	100.0%	$267,354	100.0%	23.8%

Total sales for the year ended December 31, 2021 were $331.0 million, an increase of 23.8% from the year ended December 31, 2020. This increase was primarily attributable to a 57.8% increase in sales in our wholesale business and a 2.7% decrease in sales in our retail business.

Sales generated from our wholesale business contributed 55.9% or $184.9 million of our total sales for the year ended December 31, 2021, an increase of 57.8% compared with $117.2 million in the year ended December 31, 2020. This increase was primarily attributable to increased sales in Mainland China, Hong Kong China, Europe-Other, Japan and United States.

Sales generated from our retail business contributed 44.3% or $146.1 million of our total sales for the year ended December 31, 2021 a decrease of 2.7% compared with $150.1 million in the year ended December 31, 2020. This decrease was primarily due to a decrease in same store sales.

Total retail store square footage and sales per square foot for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020
Total store square footage	985,946	1,001,992
Number of stores	880	936
Average store size, square foot	1,120	1,071
Total store sales (in thousands of U.S. dollars)	$146,078	$150,145
Sales per square foot	$148	$150

Same-store sales and newly opened store sales for the years ended December 31, 2021and 2020 are as follows:

	2021	2020
	(In thousands of U.S. dollars)
Sales from stores opened for a full year	$121,197	$120,181
Sales from newly opened store sales	$5,611	$7,763
Sales from e-commerce platform	$13,593	$15,348
Other*	$5,677	$6,853
Total	$146,078	$150,145

*	Primarily sales from stores that were closed in the current reporting period.

We remodeled or relocated 137 stores in 2021, and plan to relocate or remodel an aggregate of 50 to 100 stores in 2022. Remodels and relocations typically drive incremental same-store sales growth. A relocation typically results in an improved, more visible and accessible location, and usually includes increased square footage. We believe we will continue to have opportunities for additional remodels and relocations beyond 2021. Same-store sales are calculated based upon stores that were open at least 12 full fiscal months in each reporting period and remain open at the end of each reporting period.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the years ended December 31, 2021and 2020.

					Growth
					(Decrease) in 2021
	Year ended December 31,				Compared
	2021		2020		with 2020
	(In thousands of U.S. dollars, except for percentages)
Net Sales for Wholesale Sales	$184,900	100.0%	$117,209	100.0%	57.8%
Raw Materials	84,597	45.8	48,554	41.4	74.2
Labor	1,535	0.8	1,268	1.1	21.1
Outsourced Production Costs	60,879	32.9	37,027	31.6	64.4
Other and Overhead	607	0.3	620	0.5	(2.2)
Total Cost of Sales for Wholesale	147,618	79.8	87,470	74.6	68.8
Gross Profit for Wholesale	37,282	20.2	29,740	25.4	25.4
Net Sales for Retail	146,078	100.0	150,145	100.0	(2.7)
Production Costs	53,153	36.4	58,688	39.1	(9.4)
Rent	29,255	20.0	29,984	20.0	(2.4)
Total Cost of Sales for Retail	82,408	56.4	88,672	59.1	(7.1)
Gross Profit for Retail	63,670	43.6	61,473	40.9	3.6
Total Cost of Sales	230,026	69.5	176,141	65.9	30.6
Gross Profit	$100,952	30.5%	$91,213	34.1%	10.7%

Raw material costs for our wholesale business were 45.8% of our total wholesale business sales in 2021, compared with 41.4% in 2020. The increase was mainly due to higher raw material purchase prices.

Labor costs for our wholesale business accounted were 0.8% of our total wholesale business sales in 2021, compared with 1.1% of total wholesale business sales in 2020.

Outsourced production costs for our wholesale business were 32.9% of our total wholesale sales in 2021, compared with 31.6% in 2020. This increase in percentage was primarily attributable to higher outsourced labor costs.

Overhead and other expenses for our wholesale business accounted were 0.3% of our total wholesale business sales in 2021, compared with 0.5% of total wholesale business sales in 2020.

Gross profit for our wholesale business in 2021 was $37.3 million, an increase of 25.4% from 2020. As a percentage of total wholesale business sales, gross profit was 20.2% of our total wholesale business sales in 2021, compared with 25.4% in 2020. The decrease was mainly due to an increase in wholesale raw material prices and outsourced production costs.

Production costs for our retail business for the year ended December 31, 2021 were $53.2 million compared with $58.7 million for the year ended December 31, 2020. As a percentage of our total retail sales, production costs were 36.4% of our total retail sales for the year ended December 31, 2021 compared with 39.1% for the year ended December 31, 2020. The decrease in amount was due to decrease in sales.

Rent costs for our retail business for the year ended December 31, 2021 were $29.3 million compared with $30.0 million for the year ended December 31, 2020. As a percentage of total retail sales, rent costs were 20.0% of our total retail sales for the year ended December 31, 2021 compared with 20.0% for the year ended December 31, 2020. There were no significant changes.

Gross profit for our retail business for the year ended December 31, 2021 was $63.7 million compared with $61.5 million for the year ended December 31, 2020. Gross margin for our retail business for the year ended December 31, 2021 was 43.6% compared with 40.9% for the year ended December 31, 2020.

Total cost of sales for the year ended December 31, 2021 was $230.0million, a 30.6% increase compared with the year ended December 31, 2020. As a percentage of total sales, total costs were 69.5% of total sales for the year ended December 31, 2021, compared with 65.9% for the year ended December 31, 2020. Total gross margin for the year ended December 31, 2021 was 30.5% compared with 34.1% for the year ended December 31, 2020.

We purchase the majority of our raw materials directly from numerous local fabric and accessories suppliers. Some of our customers also furnish us with raw materials so that we can manufacture their products. For our wholesale business, purchases from our five largest suppliers represented in aggregate approximately 20.4% and 18.2% of raw material purchases for the years ended December 31, 2021 and 2020, respectively. No single supplier provided more than 10% of our raw material purchases for the years ended December 31, 2021 and 2020. For our retail business, purchases from our five largest suppliers represented approximately 90.9% and 97.1% of raw material purchases for the year ended December 31, 2021 and 2020, respectively. Five suppliers provided approximately 34.4%, 19.1%, 18.6%, 10.6% and 8.2% of our raw material purchases for the year ended December 31, 2021. Five suppliers provided approximately 34.6%, 19.8%, 16.0%, 15.9% and 10.8% of our raw material purchases for the year ended December 31, 2020. We have not experienced difficulty in obtaining raw materials essential to our business, and we believe we maintain good relationships with our suppliers.

We also purchase finished goods from contract manufacturers. For our wholesale business, purchases from our five largest contract manufacturers represented approximately 45.3% and 45.1% of finished goods purchases for the year ended December 31, 2021and 2020, respectively. One contract manufacturers provided approximately 27.0% of our finished goods purchases for the year ended December 31, 2021. Two contract manufacturers provided approximately 12.6% and 11.2% of our finished goods purchases for the year ended December 31, 2020. For our retail business, our five largest contract manufacturers represented approximately 22.6% and 13.4% of finished goods purchases for the year ended December 31, 2021 and 2020, respectively. No contract manufacturer provided more than 10% of our retail finished goods purchases for the years ended December 31, 2021 and 2020. We have not experienced difficulty in obtaining finished products from our contract manufacturers and we believe we maintain good relationships with our contract manufacturers.

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

	Year ended December 31,				Increase (Decrease) in 2021 Compared
	2021		2020		to 2020
	(In thousands of U.S. dollars, except for percentages)
Gross Profit	$100,952	30.5%	$91,213	34.1%	10.7%
Operating Expenses:
Selling Expenses	63,074	19.1	55,894	20.9	12.8
General and Administrative Expenses	38,416	11.6	31,176	11.7	23.2
Total	101,490	30.7	87,070	32.6	16.6
(Loss) Income from Operations	$(538)	(0.2)%	$4,143	1.5%	(113.0)%

Selling expenses for the year ended December 31, 2021 were $63.1 million, a 12.8% increase compared with the year ended December 31, 2020. The increase was attributable to the higher travelling expenses.

General and administrative expenses for the year ended December 31, 2021 were $38.4 million a 23.2% increase compared with the year ended December 31, 2020. As a percentage of total sales, general and administrative expenses accounted for 11.6% of total sales for the year ended December 31, 2021, compared with 11.7% of total sales for the year ended December 31, 2020. The increase was attributable to the increased salaries.

(Loss) Income from Operations

(Loss) income from operations for the year ended December 31, 2021 decreased 113.0% to ($0.5) million loss from $4.1 million income for the year ended December 31, 2020. (Loss) income from operations accounted for (0.2%) and 1.5% of our total sales during the year ended December 31, 2021 and 2020.

Interest Expense

Interest expense was $2.4 million and $2.3 million for the years ended December 31, 2021and 2020, respectively. There were no significant changes.

Other Income

Other income was $1.9 million and $1.9 million for the years ended December 31, 2021 and 2020, respectively. There were no significant changes.

Income Tax Expenses

Income tax expense for the year ended December 31, 2021 was $2.9million, a 19.2% increase compared to the same period of 2020. The increased income tax expenses are mainly due to some subsidiaries are profitable and there are higher income tax expenses but other subsidiaries are loss.

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

New U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, no deferred tax expense (income) relating to the Tax Act changes for the year ended December 31, 2021.

Net (Loss) Income attributable to the Company

Net loss for the year ended December 31, 2021 was （$0.09） million, a decrease of 102.8% compared with net income from the same period in 2020. Our basic and diluted earnings per share were ($0.01) and $0.22 for the years ended December 31, 2021 and 2020, respectively.

Summary of Cash Flows

Summary cash flows information for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020
	(In thousands of U.S. dollars)
Net cash(used in) provided by operating activities	$(17,009)	$40,456
Net cash used in investing activities	$(12,207)	$(10,955)
Net cash provided by financing activities	$2,776	$33,919

Net cash used in provided by operating activities was $17.0 million for the year ended December 31, 2021, compared with net cash provided by $40.5 million during the year ended December 31, 2020. The change was primarily due to increase in accounts receivable and more inventories purchased this year.

Net cash used in investing activities was $12.2 million for the year ended December 31, 2021 compared with $11.0 million during the year ended December 31, 2020. This increase was mainly due to the increase in purchase of property and equipment and remodeling expenditure in 2021.

Net cash provided by financing activities was $2.8 million for the year ended December 31, 2021 compared with net cash provided by $33.9 million during the year ended December 31, 2020. The decrease was primarily because we received less loan proceeds from and repaid more loans to the banks this year. During the year ended December 31, 2021, we repaid $71.8 million of bank loans and received bank loan proceeds of $73.3 million. Also, under the counter-guarantee agreement, we received $3.8 million from and paid $0.7 million to the related party during the year ended December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2021 we had cash and cash equivalents of $56.6 million, other current assets of $194.2 million and current liabilities of $199.8 million. We presently finance our operations primarily from cash flows from operations and bank loans and we anticipate that these will continue to be our primary sources of funds to finance our short-term cash needs.

Bank Loans

From March 2020 to July 2020, Ever-Glory Apparel entered into a certificate of three-year time deposit of $29.8million (RMB190.0 million) with the Shanghai Pudong Development Bank with annual interest rates ranging from 3.75% to 3.99%. From July to November 2021, Ever-Glory Apparel pledged the certificate of three-year time deposit to the Shanghai Pudong Development Bank and Ever-Glory Apparel had borrowed $29.8 million (RMB 190.0 million) under this line of certificate with an annual interest rate from 2.60% to 2.90% and due between June to November 2022.

In December 2020, Goldenway entered into a certificate of three-year time deposit of $17.2 million (RMB110.0 million) with the Shanghai Pudong Development Bank with an annual interest rate of 3.85%. From February to July 2021, Goldenway pledged the certificate of three-year time deposit to the Shanghai Pudong Development Bank and Goldenway had borrowed $9.4 million (RMB 60.0 million) under this line of certificate with an annual interest rate from 2.90% to3.40% and due between February to June 2022.

In April 2020, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $6.3 million (RMB40.0 million). These loans are collateralized by the Company’s property and equipment. As of December 31, 2021, Goldenway had borrowed $6.3 million (RMB40.0 million) from Industrial and Commercial Bank of China with an annual interest rate 4.57% and due in August 2022.

In July 2019, Ever-Glory Apparel entered into a line of credit agreement for approximately $15.7 million (RMB100.0 million) with Industrial and Commercial Bank of China, which is collateralized by assets of Jiangsu LA GO GO ,Tianjin LA GO GO and Jiangsu Ever-Glory , under a collateral agreement executed among Ever-Glory Apparel, Jiangsu LA GO GO , Tianjin LA GO GO , Jiangsu Ever-Glory and the bank. As of December 31, 2021, Ever-Glory Apparel had borrowed $15.7 million (RMB 100.0 million) under this line of credit with annual interest rates ranging from 3.92% to 4.35% and due between January to October 2022.

In April 2020, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.1 million (RMB45.0 million). These loans are collateralized by the Company’s property and equipment.

In June 2021, Goldenway entered into a margin contract with Nanjing Bank. Goldenway had borrowed $4.7 million (RMB 30.0 million) under this contract for $0.9 million (RMB 6.0 million) was restricted with an annual interest rate 3.36% and due in June 2022. In September 2021, Goldenway entered into another margin contract with Nanjing Bank. Goldenway had borrowed $3.1 million (RMB 20.0 million) under this contract for $0.6 million (RMB 4.0 million) was restricted with an annual interest rate 3.44% and due in September 2022.

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

As of December 31, 2021 we had access to approximately $38.4 million in lines of credit, of which approximately $9.4 million was unused and available. These credit facilities do not include any covenants. We have agreed to provide Jiangsu Ever-Glory a counter-guarantee of not more than 70% of the maximum aggregate lines of credit and borrowings guaranteed by Jiangsu Ever-Glory and collateralized by the assets of Jiangsu Ever-Glory under agreements executed between the Company, Jiangsu Ever-Glory and the banks. The maximum aggregate lines of credit and available borrowings was approximately $9.4 million (RMB 60.0 million) and approximately $0.0 (RMB 0.0 million) was provided to Jiangsu Ever-Glory as the counter guarantee as of December 31, 2021.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004, the exchange rate of RMB to the dollar remained constant at RMB 8.26 to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from RMB 8.26 to 8.09 to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of December 31, 2021, the market foreign exchange rate had increased to RMB 6.38 to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future and will pass some of the increased cost to our customers.

In addition, the financial statements of Goldenway, New-Tailun, Catch-Luck, Haian TaiXin, Ever-Glory Apparel, Taixin, He Meida, Huirui, Shanghai LA GO GO, Yalan, Shanghai Yiduo, Tianjin LA GO GO and Jiangsu LA GO GO (whose functional currency is RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation income for the year ended December 31, 2021 and 2020 was $8.2 million and $4.6 million, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Ever-Glory International Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ever-Glory International Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the two years in the period ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Valuation of Accounts Receivable

As described in Note 2 to the consolidated financial statements, an allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history of its customers or stores and current relationships with them. The Company writes off accounts receivable when amounts are deemed uncollectible. The assessment gives consideration to overall market conditions, customer credit history and current relationship with it, the customers’ current performance, and conditions of stores. As of December 31, 2021, the Company’s allowance for doubtful account balance was $7.9 million.

The principal considerations for our determination that auditing management’s assessment of allowance for doubtful accounts is a critical audit matter as there was significant judgment made by management when considering factors in management’s assessment on collectability of the accounts receivables as described above, as well as the likelihood of the occurrence of these factors impacting the collectability.

To test the valuation of accounts receivable, we performed audit procedures that included, among others, understanding of controls relating to management assessment of accounts receivable allowance, examining transactions related documents, testing historical collections for estimation accuracy, and collections subsequent to the balance sheet date.

Existence and Valuation of Retail Inventories

As described in Note 2 to the consolidated financial statements, retail inventories are stated at the lower of average cost or net realizable value, cost being determined on a specific identification method. As of December 31, 2021, the carrying value of the Company’s retail inventory balance was $ 46.3 million.

The principal considerations for our determination that auditing the existence and valuation of the Company’s retail inventory balance is a critical audit matter as there were 880 retail stores and 3 logistics centers carrying inventories as of the balance sheet dates, and inventory estimating net realizable value requires significant judgment. Accordingly, this led to significant procedures and subjective auditor judgment in performing our audits.

Our audit procedures included, among others, understanding of controls relating to the management’s physical controls in the Company’s logistics centers and retail stores, testing the controls over monthly retail store physical counts, testing the accuracy of the inventory system, observing the physical counts around yearend at all logistics centers and certain retail stores selected by us, and reconciling to the books and records, and comparing the number of items sold to the statements provided by shopping malls. Our audit procedures to test the Company’s retail inventory valuation included testing the effectiveness of the Company’s write-off policy, performing analytical procedures such as gross margin analysis to identify if products were sold below cost, reviewing inventory aging analyses, and comparing sales prices subsequent to the yearend to the cost of inventory recorded in the books.

/s/ Paris, Kreit & Chiu CPA LLP

We have served as the Company’s auditor since 2021.

New York, NY

April 12, 2022

Name: Paris, Kreit & Chiu CPA LLP

Location: New York, NY

PCAOB Firm ID: 6651

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)
AS OF DECEMBER 31, 2021 AND 2020

	December 31, 2021	December 31, 2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$56,573	$81,865
Restricted cash	40,768	39,858
Trading securities	3,251	1,792
Accounts receivable, net	69,859	53,285
Inventories	63,841	53,893
Advances on inventory purchases	8,179	10,261
Value added tax receivable	1,693	1,244
Other receivables and prepaid expenses	6,345	5,479
Amounts due from related parties	220	567
Total Current Assets	250,729	248,244

NON-CURRENT ASSETS
Equity security investment	5,682	3,932
Intangible assets, net	4,794	4,794
Property and equipment, net	36,340	32,164
Operating lease right-of-use assets	50,077	41,690
Deferred tax assets	899	902
Other non-current assets	784	-
Total Non-Current Assets	98,576	83,482
TOTAL ASSETS	$349,305	$331,726

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank loans	$68,992	$65,919
Accounts payable	67,930	67,762
Accounts payable and other payables – related parties	1,332	3,764
Other payables and accrued liabilities	18,531	16,073
Value added and other taxes payable	999	909
Income tax payable	334	1,062
Current operating lease liabilities	41,633	33,481
Total Current Liabilities	199,751	188,970

NON-CURRENT LIABILITIES
Non-current operating lease liabilities	8,596	8,307
TOTAL LIABILITIES	208,347	197,277

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, authorized 50,000,000 shares, 14,812,312 and 14,809,160 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively)	15	15
Additional paid-in capital	3,660	3,650
Retained earnings	108,210	109,171
Statutory reserve	21,245	20,376
Treasury stock (as cost,147,334 shares at December 31, 2021)	(363)	-
Accumulated other comprehensive income	8,191	4,590
Amounts due from related party		(3,353)
Total equity	140,958	134,449
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$349,305	$331,726

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020

NET SALES	$330,978	$267,354

COST OF SALES	230,026	176,141

GROSS PROFIT	100,952	91,213

OPERATING EXPENSES
Selling expenses	63,074	55,894
General and administrative expenses	38,416	31,176
Total operating expenses	101,490	87,070

(LOSS) INCOME FROM OPERATIONS	(538)	4,143

OTHER INCOME (EXPENSE)
Interest income	976	1,014
Interest expense	(2,391)	(2,345)
Government subsidy	1,163	1,235
Gain (loss) from changes in fair values of investments	1,791	(135)
Other income	1,852	1,830
Total Other Income, Net	3,391	1,599

INCOME BEFORE INCOME TAX EXPENSE	2,853	5,742

INCOME TAX EXPENSE	(2,945)	(2,469)

(LOSS)NET INCOME	(92)	3,273

Net loss attributable to the non-controlling interest	-	7
NET INCOME ATTRIBUTABLE TO THE COMPANY	$(92)	$3,280

(LOSS)NET INCOME	$(92)	$3,273
Foreign currency translation gain	3,601	8,920
COMPREHENSIVE INCOME	$3,509	$12,193

Comprehensive income attributable to the noncontrolling interest	-	7

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$3,509	$12,200
(LOSS)EARNINGS PER SHARE ATTRIBUTABLE TO THE COMPANY’S STOCKHOLDERS:
Basic and diluted	$(0.01)	$0.22
Weighted average number of shares outstanding Basic and diluted	14,811,020	14,806,778

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

									Total equity
	Common Stock		Additional		Retained Earnings		Accumulated other	Amounts due from	attributable to stockholders	Non-
	Shares	Amount	paid-in capital	Treasury Stock	Unrestricted	Statutory reserve	Comprehensive income	related party	of the Company	controlling Interest	Total equity
Balance at January 1, 2020	14,801,770	$15	$3,640	$-	$106,328	$19,939	$(4,330)	$(4,932)	$120,660	$(1,510)	$119,150

Stock issued for compensation	7,390	-	10	-	-	-	-	-	10		10
Net income (loss)	-	-	-	-	3,280	-	-	-	3,280	(7)	3,273
Transfer to reserve	-	-	-	-	(437)	437	-	-	-		-
Net cash paid to related party under counter guarantee agreement (Note 11)	-	-	-	-	-	-	-	1,579	1,579	-	1,579

Deconsolidation of Yiduo	-	-	-	-	-	-	-	-	-	1,517	1,517
Foreign currency translation gain							8,920		8,920	-	8,920
Balance at December 31, 2020	14,809,160	$15	$3,650	$-	$109,171	$20,376	$4,590	$(3,353)	$134,449	$-	$134,449

Stock issued for compensation	3,152	-	10	-	-	-	-	-	10		10
Net income (loss)	-	-	-	-	(92)	-	-	-	(92)	-	(92)
Transfer to reserve	-	-	-	-	(869)	869	-	-	-		-
Payments received from related party under counter guarantee agreement (Note 11)	-	-	-	-	-	-	-	3,353	3,353	-	3,353
Repurchase of 147,334 shares of common stock	-	-	-	(363)		-	-	-	(363)	-	(363)
Foreign currency translation gain							3,601	-	3,601	-	3,601
Balance at December 31, 2021	14,812,312	$15	$3,660	$(363)	$108,210	$21,245	$8,191	$-	$140,958	$-	$140,958

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)
FOR THE YEARS ENDED DECEMBER 31, 2021AND 2020

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(92)	3,273
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,404	5,291
Loss from sale of property and equipment	610	209
Loss on deconsolidation of a subsidiary	-	1,085
Provision of bad debt allowance	1,429	1,117
Provision for obsolete inventories	6,735	6,753
Changes in fair value of trading securities	(150)	(131)
Changes in fair value of investment	(1,641)	(819)
Deferred income tax	24	154
Stock-based compensation	10	10
Changes in operating assets and liabilities
Accounts receivable	(16,737)	27,173
Inventories	(15,483)	10,161
Value added tax receivable	(416)	1,336
Other receivables and prepaid expenses	(710)	(135)
Advances on inventory purchases	2,418	(28)
Amounts due from related parties	3,563	(480)
Accounts payable	(2,238)	(9,316)
Accounts payable and other payables- related parties	(3,142)	(1,145
Other payables and accrued liabilities	3,083	(3,098)
Value added and other taxes payable	71	(806)
Income tax payable	(747)	(148)
Net cash (used in) provided by operating activities	(17,009)	40,456

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(10,123)	(6,354)
Net purchase of trading securities	(1,309)	(1,665)
Investment payment	(775)	(2,936)
Net cash used in investing activities	(12,207)	(10,955)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	73,340	90,729
Repayment of bank loans	(71,790)	(58,658)
Repurchase of common stock	363	-
Net collection of amounts due from related party (equity)	863	1,848
Net cash provided by financing activities	2,776	33,919

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,058	7,548

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(24,382)	70,968

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	121,723	50,755

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$97,341	$121,723

Reconciliation of cash, cash equivalents and restricted cash reported within their consolidated balance sheets:

Cash and Cash Equivalents	56,573	81,865
Restricted cash	40,768	39,858
	$97,341	$121,723

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net asset (liabilities) derecognized due to deconsolidation of a subsidiary	-	$1,164
Cash paid during the period for:
Interest	$2,391	$2,345
Income taxes	$2,945	$2,469

See the accompanying notes to the consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 AND 2020

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION

Ever-Glory International Group, Inc. (the “Company”), together with its subsidiaries, is an apparel manufacturer, supplier and retailer in The People’s Republic of China (“China or “PRC”), with a wholesale segment and a retail segment. The Company’s wholesale business consists of recognized brands for department and specialty stores located in China, Europe, Japan and the United States. The Company’s retail business consists of flagship stores and store-in-stores for the Company’s own-brand products. The following are the Company’s subsidiaries as of December 31, 2021:

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

Shanghai Ya Lan Fashion Company Limited (“Ya Lan”), a wholly-owned subsidiary of Shanghai LA GO GO, was incorporated in the PRC in 2014.

Xizang He Meida Trading Company Limited (“He Meida”), a wholly-owned subsidiary of Ever-Glory Apparel, was incorporated in the PRC in 2014. In April 2021,He Meida was closed, which was not a strategic shift and did not have major effect on the Company’s operations or financial results. The disposal loss was immaterial to the financial statements.

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

Use of Estimates and Assumptions

In preparing our consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates include the assumptions used to the estimates of the allowance for deferred tax assets, the accounts receivable allowance, impairment of long-lived inventory write off, value tax liabilities, and derivative financial instruments.

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents include cash on hand and demand deposits with banks with original maturities within three months. If cash or bank deposits are held for a specific purpose and thus not available to the Company for immediate or general business use, these restricted cash and deposits are presented as a separate item in the balance sheet when they are material. As of December 31, 2021, the Company pledged $40.8 million with the banks for the bank borrowings. These amounts are restricted within one year and are presented as restricted cash in the balance sheets.

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

As of December 31, 2021 and 2020, $1.4 million and $1.1 million of bad debt expense have been made in the consolidated financial statements respectively. The allowance for doubtful account balances as of December 31, 2021 and 2020 are $7.9 million and $6.5 million, respectively.

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

At December 31, 2021 and 2020, the Company’s financial assets (all Level 1) consist of cash placed with financial institutions that management considers to be of a high quality, trading securities, and equity security investment.

Management has estimated that the carrying amounts of non-related party financial instruments approximate their fair values due to their short-term maturities. The fair value of amounts due from (to) related parties is not practicable to estimate due to the related party nature of the underlying transactions.

As of December 31, 2021 and December 31, 2020, the Company has no derivative liability.

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

Local transportation charges and production inspection charges are included in selling expenses and totaled $3.7 million and $3.9 million in the years ended December 31, 2021 and 2020, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs for the years ended December 31, 2021 and 2020 amounted to $0.8 million and $1.1 million, respectively.

Government subsidies

Government subsidies are recognized when received and when all the conditions for their receipt have been met. Subsidies that compensate the Company for expenses incurred are recognized as a reduction of expenses in the consolidated statements of operations. Subsidies that are not associated with expenses are recognized as government subsidy. Ten of the Company’s PRC subsidiaries received government subsidies of $1.2 million and $1.2 million for the years ended December 31, 2021 and 2020, respectively, which was recorded in other income when subsidies were received and all the conditions were met.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2021 and 2020. The Company’s effective tax rate differs from the PRC statutory rate primarily due to non-deductible expenses, temporary differences, and preferential tax treatment.

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

For the subsidiaries whose functional currency is the RMB, all assets and liabilities are translated at the exchange rate on the balance sheet date; equity is translated at historical rates and items in the statement of income are translated at the average rate for the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity and amounted to $8.2 million and $4.6 million as of December 31, 2021 and 2020, respectively. Assets and liabilities at December 31, 2021 and 2020 were translated at RMB6.38 and RMB6.52 to $1.00 respectively. The average translation rates applied to income statement accounts and consolidated statements of cash flows for the years ended December 31, 2021 and 2020 were RMB6.45 and RMB6.90 to $1.00, respectively. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Translation gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred and amounted a loss of $2.1 million and a loss of $2.5million for the years ended December 31, 2021 and 2020, respectively.

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

As of December 31, 2021 and 2020, there were no securities that could potentially dilute basic EPS and would be included in the calculation of diluted EPS.

Segments

The Company applies ASC 280 “Segment Reporting” which establishes standards for operating information regarding operating segments in financial statements and requires selected information for those segments to be presented in financial reports issued to stockholders. ASC 280 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company reports financial and operating information in two segments:

(1)	Wholesale apparel manufacture and sales

(2)	Retail sales of own-brand clothing. There were 880 retail stores and 3 logistics centers carrying inventories as of December 31, 2021.

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

	December 31, 2021	December 31, 2020
	(In thousands of U.S. Dollars)
Net gains recognized during the period on trading securities	$150	$131
Less: Net (losses) and gains recognized during the period on trading securities sold during the period	186	77
Unrealized gains recognized during the reporting period on trading securities still held at the reporting date	$(36)	54

Equity security investment

In August 2020, Ever-Glory Apparel invested $3.1 million (RMB 20.0 million) for 2.38% ownership in a partnership (“Partnership”). In December 2020, the Partnership invested in a public company in China. As a limited partner, the Company does not have ability to exercise significant influence due to lack of kick-out rights through voting interests. In the meantime, the Company entered an agreement with the general partner of the Partnership (GP) and an individual that the Company has the privilege to sell the ownership interests in the Partnership to GP or the individual for the consideration of the average net asset value ten trading days prior to the closing date, if the Company is not able to withdraw any part of the original investment from the Partnership in the twelve months period beginning the third year of the initial investment (“optional withdrawal period”). If the Company opts to withdraw entire investment during the optional withdrawal period, the GP will compensate up to 8% of annual return on investment. If the return on investment is in excess of 8% for any portion of the investment withdrawn during the optional withdrawal period, then 20% of the return in excess of 8% will be shared with the individual. The Company may also continue to invest in the Partnership beyond the optional withdrawal period, but none of above agreement with the GP and the individual is in place.

In December 2020, the Partnership invested in a public company in China. Since there is now readily determinable fair value of the equity investment, the Company started to measure its equity investment using the public company’s stock price and the Company’s share. The Company reported this investment at fair value since December 31, 2020. At each reporting period, the Company made a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. There is no significant adverse change in the regulatory, economic, or technological environment of the investee.

Investment advances

In September 2021, Goldenway signed an agreement and promised to invest $8.0 million (RMB 50.0 million) cash for 20% interest of a Chinese private company. Under the agreement, Goldenway has the liquidation privilege to receive its share of the investee’s residual of its liquidated assets. If Goldenway’s share is less than its original investment amount plus 8% of annual return on investment, all other shareholders who signed this agreement shall use their shares of the liquidated assets to compensate Goldenway. The investee also shall compensate Goldenway if the investee cannot make agreed upon profits and the number of customers. In September 2021 and January 2022, Goldenway advanced $0.8 million (RMB 5.0 million) each to the investee. The investment advances were recorded as other non-current assets. The full investment is scheduled to be paid by March 2022.

NOTE 4 INVENTORIES

Inventories at December 31, 2021 and 2020 consisted of the following:

	December 31, 2021	December 31, 2020
	(In thousands of U.S. Dollars)
Raw materials	$1,375	$1,297
Work-in-progress	14,375	8,130
Finished goods	48,091	44,466
Total inventories	$63,841	$53,893

Provision for obsolete inventories was $6.7 million and $6.8 million for the years ended December 31, 2021 and 2020, respectively.

NOTE 5 INTANGIBLE ASSETS

Land use rights

In 2006, the Company obtained a fifty-year land use right on 112,442 square meters of land in the Nanjing Jiangning Economic and Technological Development Zone.

In 2014, the Company obtained a fifty-year land use right on 23,333 square meters of land in the Suzhou Kunshan Jinxi Tower Jinxing Road.

In 2015, the Company obtained a fifty-year land use right on 33,427 square meters of land in the Tianjin Wuqing Development Zone.

Land use rights at December 31, 2021 and 2020 consisted of the following:

	2021	2020
	(In thousands of U.S. Dollars)
Land use rights	$5,857	$5,727
Less: accumulated amortization	(1,381)	(1,321)
Land use rights, net	$4,476	$4,406

Amortization expense was $0.12 million and $0.11 million for the years ended December 31, 2021 and 2020, respectively. Future expected amortization expense for land use rights is approximately $0.12 million for each of the next five years.

NOTE 6 PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2021 and 2020

	2021	2020
	(In thousands of U.S. Dollars)
Property and plant	$26,941	$26,339
Leasehold improvements	18,511	17,070
Equipment and machinery	2,515	2,724
Office equipment and furniture	9,896	8,363
Motor vehicles	1,782	1,959
	59,645	56,455
Less: accumulated depreciation	(31,402)	(29,570)
Construction-in-progress	8,097	5,279
Property and equipment, net	$36,340	$32,164

Depreciation expense was $6.60 million and $5.08 million for the years ended December 31, 2021 and 2020, respectively.

NOTE 7 OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2021 and 2020 consisted of the following:

	2021	2020
	(In thousands of U.S. Dollars)
Advance from customers	$759	$2,054
Accrued wages and welfare	4.986	5,028
Other payables	12,786	8,991
Total other payables and accrued liabilities	$18,531	$16,073

NOTE 8 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short term bank loans consisted of the following as of December 31, 2021, and 2020.

	December 31, 2021	December 31, 2020
Bank	(In thousands of U.S. Dollars)
Shanghai Pudong Development Bank	$39,200	$42,157
Industrial and Commercial Bank of China	21,952	21,462
Nanjing Bank	7,840	2,300
	$68,992	$65,919

From March 2020 to July 2020, Ever-Glory Apparel entered into a certificate of three-year time deposit of $29.8million (RMB190.0 million) with the Shanghai Pudong Development Bank with annual interest rates ranging from 3.75% to 3.99%. From July to November 2021, Ever-Glory Apparel pledged the certificate of three-year time deposit to the Shanghai Pudong Development Bank and Ever-Glory Apparel had borrowed $29.8 million (RMB 190.0 million) under this line of certificate with an annual interest rate from 2.60% to 2.90% and due between June to November 2022.

In December 2020, Goldenway entered into a certificate of three-year time deposit of $17.2 million (RMB110.0 million) with the Shanghai Pudong Development Bank with an annual interest rate of 3.85%. From February to July 2021, Goldenway pledged the certificate of three-year time deposit to the Shanghai Pudong Development Bank and Goldenway had borrowed $9.4 million (RMB 60.0 million) under this line of certificate with an annual interest rate from 2.90% to3.40% and due between February to June 2022.

In April 2020, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $6.3 million (RMB40.0 million). These loans are collateralized by the Company’s property and equipment. As of December 31, 2021, Goldenway had borrowed $6.3 million (RMB40.0 million) from Industrial and Commercial Bank of China with an annual interest rate 4.57% and due in August 2022.

In July 2019, Ever-Glory Apparel entered into a line of credit agreement for approximately $15.7 million (RMB100.0 million) with Industrial and Commercial Bank of China, which is collateralized by assets of Jiangsu LA GO GO, Tianjin LA GO GO and Jiangsu Ever-Glory, under a collateral agreement executed among Ever-Glory Apparel, Jiangsu LA GO GO , Tianjin LA GO GO, Jiangsu Ever-Glory and the bank. As of December 31, 2021, Ever-Glory Apparel had borrowed $15.7 million (RMB 100.0 million) under this line of credit with annual interest rates ranging from 3.92% to 4.35% and due between January to October 2022.

In April 2020, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.1 million (RMB45.0 million). These loans are guaranteed by Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer. These loans are also collateralized by the Company’s property and equipment. As of December 31, 2021, approximately $7.1 million was unused and available under this line of credit.

In June 2021, Goldenway entered into a margin contract with Nanjing Bank. Goldenway had borrowed $4.7 million (RMB 30.0 million) under this contract for $0.9 million (RMB 6.0 million) was restricted with an annual interest rate 3.36% and due in June 2022. In September 2021, Goldenway entered into another margin contract with Nanjing Bank. Goldenway had borrowed $3.1 million (RMB 20.0 million) under this contract for $0.6 million (RMB 4.0 million) was restricted with an annual interest rate 3.44% and due in September 2022.

All bank loans are used to fund our daily operations. All loans have been repaid before or at maturity date.

Total interest expense on bank loans amounted to $2.39 million and $2.34 million for the years ended December 31, 2021 and 2020, respectively.

The annual average interest rate of bank loans was 3.38% and 3.60% for the years ended December 31, 2021 and 2020, respectively.

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

Ever-Glory Supply Chain Service Co., Limited was incorporated in Hongkong. Under the current laws of Hongkong, its income tax rate is 8.25% when its profit is under HKD 2.0 million and its income tax rate is 16.5% when its profit is over HKD 2.0 million.

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

After the tax liability adjustment resulted from the reevaluation of the Company’s tax position (resulting in the company allocating substantially all of the earnings of the Samoan subsidiary to the PRC and reporting such earnings as taxable in the PRC), pre-tax income for the years ended December 31, 2021 and 2020 was taxable in the following jurisdictions:

	2021	2020
	(In thousands of U.S. Dollars)
PRC	$2,864	$5,752
Others	(11)	(10)
	$2,853	$5,742

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the years ended December 31, 2021 and 2020, respectively:

	2021	2020
	(In thousands of U.S. Dollars)
U.S. tax rate	21.0%	21.0%
Valuation allowance	138.4%	13.1%
Other	(56.2)%	8.9%
Effective income tax rate	103.2%	43.0%

Income tax expense for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020
	(In thousands of U.S. Dollars)
Current
U.S. Federal
Foreign	$2,942	$2,375
Total Deferred	$2,942	$2,375
Deferred
U.S. Federal
Foreign	$3	$3
Total Deferred	$3	$3
Income tax expense	$2,945	$2,469

Deferred tax assets for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020
	(In thousands of U.S. Dollars)
Inventories, net	$1,684	$1,688
Accounts receivable, net	624	824
Deferred income	2,387	485
Accrued expenses	2,464	1,930
Depreciation	108	85
Net operating loss carryforward	3,782	2,091
Deferred tax assets	11,049	7,103
Valuation allowance	(10,150)	(6,201)
Deferred tax assets, net	$899	$902

The U.S. Tax Reform signed into law on December 22, 2017 significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, no deferred tax expense (income) relating to the Tax Act changes for the year ended December 31, 2021.

NOTE 10 STOCKHOLDERS’ EQUITY

Stock Issued to Independent Directors

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

As of December 31, 2021, New-Tailun, Tianjin La GO GO, Haian TaiXin, Huirui, Nanjing Taixin, and Catch-Luck had fulfilled the 50% statutory reserve contribution requirement; therefore, no further transfers are required for those entities. In 2021, Goldenway appropriated $0.17 million ,Ever-Glory Apparel appropriated $0.43 million and La GO GO appropriated $0.35 million to the statutory reserve.

Treasury stock (after "stock issued to independent directors")

In August 2021, the Company's Board of Directors authorized and the Company repurchased 147,334 shares of its common stock through negotiated transactions .  These treasury shares may be resold or cancelled in the future.  The treasury stock is carried at cost of $363.

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

	2021	2020
	(In thousands of U.S. Dollars)
The Company received from the customers	$3	16
The Company paid to Wubijia	(3)	(16)
The net income recorded as other income	$-	$-

Included in other income for the years ended December 31, 2021 and 2020 is rental income from EsC’Lav, the entity controlled by Mr. Kang under operating lease agreement with term through 2021. The rental income is $25,596 and $23,945 for the years ended December 31, 2021 and 2020, respectively.

Other expenses due to Related Parties

Included in other expenses for the years ended December 31, 2021 and 2020 are rental expenses due to entities controlled by Mr. Kang under operating lease agreements as follows:

	2021	2020
	(In thousands of U.S. Dollars)
Chuzhou Huarui	$221	$207
Kunshan Enjin	93	87
Total	$314	$294

The Company leases Chuzhou Huarui and Kunshan Enjin’s warehouse spaces because the locations are convenient for transportation and distribution.

Purchases from, and Sub-contracts with Related Parties

The Company purchased raw materials of $1.85 million and $1.10 million during the years ended 2021 and 2020, respectively, from Nanjing Knitting.

In addition, the Company sub-contracted certain manufacturing work to related companies totaling $25.1 million and $17.0 million for the years ended December 31, 2021 and 2020, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Purchases with related parties included in cost of sales for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$17,962	$11,335
Chuzhou Huarui	1,659	2,240
Fengyang Huarui	1,963	1,352
Nanjing Ever-Kyowa	1,636	948
Nanjing Knitting	1,851	1,096
EsC’Lav	50	39
Total	$25,121	$17,010

Accounts Payable – Related Parties

The accounts payable to related parties at December 31, 2021 and 2020 are as follows:

	2021	2020
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$395	1,727
Fengyang Huarui	161	150
Nanjing Ever-Kyowa	-	384
Chuzhou Huarui	59	1,234
Nanjing Knitting	668	257
Jiangsu Ever-Glory	49	12
Total	$1,332	$3,764

Amounts Due From Related Parties – Current Assets

The amounts due from related parties at December 31, 2021 and 2020 are as follows:

	2021	2020
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	220	567
Total	$220	$567

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. During 2021 and 2020, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices. The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at cost for $3.4 million and $0.9 million during 2021 and 2020, respectively. Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at cost for $0.4 million and $1.5 million during 2021 and 2020, respectively.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon the expiration or termination of the underlying lines of credit and is to pay an annual interest at the rate of 6.0% of the amounts provided. As of December 31, 2021 and 2020, Jiangsu Ever-Glory had provided guarantees for approximately $0.0 million (RMB 0.0 million) and $36.0 million (RMB 235.0 million) of lines of credit obtained by the Company, respectively. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. As of December 31, 2021and 2020, the value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $4.4 million (RMB 28.2 million) which was provided assets as collateral by Jiangsu Ever-Glory, and $31.5million (RMB 205.5 million)which was provided assets as collateral by Jiangsu Ever-Glory and Nanjing Knitting, respectively. Mr. Kang has also provided a personal guarantee for $0.0 million (RMB 0.0 million) and $14.8 million (RMB 96.3 million) at the years ended of December 31, 2021 and 2020, respectively.

As of December 31, 2020, $3.1 million (RMB 20.0 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the year ended December 31, 2021, an additional $0.6 million (RMB 4.2 million) was provided to and repayment of $3.8 million (RMB 24.2 million) was received from Jiangsu Ever-Glory under the counter-guarantee agreement. As of December 31, 2021, the amount of the counter-guarantee had decreased to $0.0 million (RMB 0.0 million) (the difference represents currency exchange adjustment of $0.1 million), which was 0.0% of the aggregate amount of lines of credit. This amount plus accrued interest of ($0.3) million (2021) and $0.04 million (2020) have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. As of December 31, 2021and 2020, the amount classified as a reduction of equity was $0.0 million and $3.4 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. Since January 1, 2019, the interest rate has changed to 0.3625% as the bank benchmark interest rate decreased. Interest income for the years ended December 31, 2021 and 2020 was approximately ($0.3) million and $0.04 million, respectively.

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

The weighted average remaining lease term excluding stores in the shopping malls is 30 years and the weighted average discount rate is 4.35%. The lease term for shopping mall stores is commonly one year with options to extend or renew, and the rent is predetermined with a percentage of sales. The Company estimates the next 12 months rent for the shopping mall stores by annualizing current period rent calculated with the percentage of sales. Thus, the ROU assets and lease liabilities may vary significantly at different period ends. For stores closed before the lease end, we would incur insignificant amounts in net of loss on impairment of ROU assets and gain on extinguishment of lease liabilities, which are recorded in the current period statement of income and comprehensive income.

In the year ended December 31, 2021, the costs of the leases recognized in cost of revenues and general administrative expenses are $27.7 million and $0.8 million, respectively. Cash paid for the operating leases including in the operating cash flows was $28.5 million. In the year ended December 31, 2020, the costs of the leases recognized in cost of revenues and general administrative expenses are $29.9 and $0.8 million, respectively. Cash paid for the operating leases including in the operating cash flows was $30.7 million.

The following table summarizes the maturity of operating lease liabilities:

Year ending December 31, (In thousands of U.S. Dollars)
2022	764
2023	780
2024	439
2025	439
2026	439
Thereafter	12,661
Total lease payment	15,522
Less: Interest	6,926
Total	$8,596

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

Lawsuits against Client A

In November 2020, the Company’s two subsidiaries, Ever-Glory International Group Apparel Inc. and Goldenway Nanjing Garments Company Limited filed a complaint against Client A (“Client A”) for unpaid goods worth RMB 70.15 million ($11.00 million) in the Tianjin No.1 Intermediate People’s Court based on processing contracts between the parties. The Company has applied for interim measures with the court and has frozen bank accounts of Client A for a total amount of RMB 68.12 million ($10.68 million). The Company has delivered goods worth RMB 62.06 million ($9.73 million) to Client A pursuant to the processing contracts. The Company also seeks Client A for the payment of the loss incurred from the cost of raw materials paid to suppliers in the amount of RMB 8.09 million ($1.27 million) in reliance on the processing contracts. The Company received RMB 71.4 million ($11.20 million) from Client A in April 2021 which settled the complaint amount.

Lawsuits against Client B

In November 2020, Goldenway filed a complaint against Client B (“Client B”)for unpaid goods worth RMB3.89 million ($0.60 million) and accrued default interests RMB332,293 ($50,941) in the Shanghai People’s Court of Pudong New Area based on sales contracts between the parties. Goldenway has applied for interim measures with the court. However, Client B counterclaimed that Goldenway delayed delivered part of the goods worth RMB922,005 ($126,013). The Company received RMB 3.92 million ($0.61million) from Client B in March 2021 which settled the complaint amount.

NOTE 13 RISKS AND UNCERTAINTIES

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

Concentration risks

For the Company’s wholesale business, the Company had one customer which represented approximately 12.9% of the total revenues for the year ended December 31, 2021 and had no customer which represented over 10% of the total revenues for the year ended December 31, 2020. In 2021 and 2020, sales to our five largest customers generated approximately 37.8% and 38.7% of our total wholesale sales, respectively.

For our wholesale business, purchases from our five largest contract manufacturers represented approximately 45.3% and 45.2% of finished goods purchases for the years ended December 31, 2021 and 2020, respectively.

For the Company’s retail business, the Company had five suppliers represented approximately 8.2%, 10.7%, 18.6%, 19.1% and 34.4% of the total raw materials purchased, respectively during 2021. For the Company’s retail business, the Company had five suppliers represented approximately 10.8%, 15.9%, 16.0%, 19.8% and 34.6% of the total raw materials purchased, respectively during 2020.

For the wholesale business, the Company relied on one finished goods supplier which is a related-party that represented 27.0% of the total finished goods purchases during 2021. For the wholesale business, the Company relied on two manufacturers for 12.6% and 11.2% of total purchased finished goods, respectively during 2020.

For the retail business, the Company did not rely on any supplier that represented more than 10% of the total finished goods purchases during 2021 and 2020.

The Company’s revenues for the years ended December 31, 2021 and 2020 were earned in the following geographic areas:

	2021	2020
	(In thousands of U.S. Dollars)
Mainland China	$71,325	$29,055
Hong Kong China	24,986	19,873
United Kingdom	7,428	8,753
Europe-Other	23,418	19,950
Japan	17,075	11,406
United States	40,668	28,172
Total wholesale business	184,900	117,209
Retail business	146,078	150,145
Total	$330,978	$267,354

Substantially all of the Company’s long-lived assets are located in the PRC as of December 31, 2021 and 2020.

NOTE 14 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)	Wholesale segment

(b)	Retail segment

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
December 31, 2021
Segment profit or loss:
Net revenue from external customers	$184,900	$146,078	$330,978
Income (loss) from operations	$7,951	$(8,489)	$(538)
Interest income	$891	$85	$976
Interest expense	$2,308	$83	$2,391
Depreciation and amortization	$983	$5,673	$6,656
Income (loss) before income tax expense	$9,063	$(6,210)	$2,853
Income tax expense	$2,675	$270	$2,945
Segment assets:
Additions to property, plant and equipment	$3,000	$7,123	$10,123
Inventory	$17,552	$46,289	$63,841
Total assets	$193,950	$155,355	$349,305

December 31, 2020
Segment profit or loss:
Net revenue from external customers	$117,209	$150,145	$267,354
Income (loss) from operations	$6,765	$(2,622)	$4,143
Interest income	$919	$95	$1,014
Interest expense	$2,070	$275	$2,345
Depreciation and amortization	$1,000	$4,291	$5,291
Income (loss) before income tax expense	$8,122	$(2,380)	$5,742
Income tax expense	$2,087	$382	$2,469
Segment assets:
Additions to property, plant and equipment	$4,700	$1,654	$6,354
Inventory	$11,696	$42,197	$53,893
Total assets	$158,857	$172,869	$331,726

NOTE 15 SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company has no material subsequent event.

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

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended December 31, 2021. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were operating effectively as of December 31, 2021.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in Internal Control—Integrated Framework. Based on the criteria described in “Internal Control—Integrated Framework”, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. This annual report does not need an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the fiscal year ended December 31, 2021, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

ITEM 9C DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

Not Applicable

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

The following table includes the names, positions held, and ages of our current executive officers and directors as of December 31, 2021:

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

Meetings of the Board of Directors and Annual Meeting Attendance

Our board of directors met telephonically once in 2021 and also acted by unanimous written consents. Each member of our board of directors was present at one hundred (100%) percent or more of the board of director’s meetings held.

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

Compensation Benchmarking and Peer Group

Our Board of Directors did not rely on any consultants or utilize any peer company comparisons or benchmarking in 2021 in setting executive compensation. However, our management has considered competitive market practices by reviewing publicly available information relating to compensation of executive officers at other comparable companies in the apparel industry in China in making its recommendations to our Board of Directors regarding our executives’ compensation for fiscal year 2021. As our company evolves, we expect to take steps, including the utilization of peer company comparisons and/or hiring of compensation consultants, to ensure that the Board has a comprehensive picture of the compensation paid to our executives and with a goal toward total direct compensation for our executives that are on a par with the median total direct compensation paid to executives in peer companies if annually established target levels of performance at the company and business segment level are achieved.

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

Long-Term Incentive Plan Awards

We currently have a 2014 equity incentive plan pursuant to which 1,500,000 shares were authorized. No stock awards or stock option grants were made to any of the named executive officers during the fiscal year ended December 31, 2021. No stock options were held by the named executive officers as of December 31, 2021.

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

Summary Compensation Table for Fiscal Years 2021, 2020 and 2019

The following table sets forth information for the fiscal years ended December 31, 2021, 2020 and 2019 concerning the compensation paid and awarded to all individuals serving as (a) our Chief Executive Officer and Chief Financial Officer (b) the three most highly compensated Executive Officers (other than our Chief Executive Officer and Chief Financial Officer) of ours and our subsidiaries at the end of our fiscal years ended December 31, 2021, 2020, and 2019 whose total compensation exceeded $100,000 for these periods, and (c) two additional individuals for whom disclosure would have been provided pursuant to (b) except that they were not serving as executive officers at the end of our fiscal year ended December 31, 2021. These individuals may be collectively referred to in this report as our “Named Executive Officers.”

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward Yihua Kang	2021	63,256	41,860						105,116
Chairman of the Board,	2020	174,000	32,957						206,957
Chief Executive Officer and President	2019	174,000	12,528						186,528

Jiansong Wang	2021	22,740	35,678						58,418
Chief Financial Officer	2020	21,257	24,685						45,942
	2019	21,257	22,040						43,297

(1)	All compensation is paid in Chinese RMB. For reporting purposes, the amounts in the table above have been converted to U.S. Dollars at the conversion rate of 6.45, 6.90 and 6.90 for 2021, 2020 and 2019, respectively. The officers listed in this table received no other form of compensation in the years shown, other than the salary set forth in this table.

Other Compensation

Other than as described above, there were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the executive officers during the year ended December 31, 2021. We do not have any retirement, pension, or profit-sharing programs for the benefit of our directors, officers or other employees. The Board of Directors may recommend adoption of one or more such programs in the future.

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

Director Compensation for Fiscal 2021

The following table reflects all compensation awarded to, earned by or paid to our directors for the fiscal year ended December 31, 2021. Directors who are also officers do not receive any additional compensation for their services as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (1)
Edward Yihua Kang	105,116	—	—	—	—	—	105,116
Jiajun Sun	353,945	—	—	—	—	—	353,945
Jianhua Wang	—	5,000	—	—	—	—	5,000
Zhixue Zhang	—	5,000	—	—	—	—	5,000
Merry Tang	34,000	—	—	—	—	—	34,000

(1)	All cash compensation was paid in RMB except the cash compensation paid to Ms. Tang. The amounts in the foregoing table have been converted into U.S. Dollar at the conversion rate of 6.45 RMB to the dollar.

Service Description	Amount (in U.S. dollars)
Base Compensation	$3,000
Audit Committee Member	$1,000
Compensation Committee Member	$1,000
Audit Committee Chairman	$3,000
Audit Committee Financial Expert	$26,000

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

Outstanding Equity Awards at Fiscal Year-End

None of our executive officers was granted or otherwise received any option, stock, or equity incentive plan awards during 2021 and there were no outstanding unexercised options previously awarded to our officers and directors, at the fiscal year end, December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 18, 2022, for each of the following persons:

●	each of our directors and each of the named executive officers in the “Management” section of this Annual Report;

●	all directors and named executive officers as a group; and

●	each person who is known by us to own beneficially five percent or more of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Ever-Glory International Group, Inc. The percentage of class beneficially owned set forth below is based on 14,814,354 shares of our common stock outstanding on March 19, 2022.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock (1)	Percent of Class
Executive Officers and Directors
Edward Yihua Kang	4,977,115	33.60%
Jiajun Sun	174,800	1.18%
Jason Jiansong Wang	-	-
Merry Tang	10,399	*
Zhixue Zhang	29,453	*
Jianhua Wang	14,933	*
All Executive Officers and Directors as a Group (six persons)	5,206,700	35.15%
5% Holders
Ever-Glory Enterprises (H.K.) Ltd. (2)	5,623,098	37.96%
Huake Kang (2)	5,623,098	37.96%

*	less than 1%

(1)	The percentage of shares beneficially owned is based on 14,814,354 shares of common stock outstanding as of March 19, 2022. Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment, and dispositive power of the shares.

(2)	Huake Kang is the sole director and majority shareholder of Ever-Glory Enterprises (H.K.) Ltd. and, as such, may be deemed to be the beneficial owner of the 5,623,098 shares held by Ever-Glory Enterprises (H.K.) Ltd. Huake Kang is the son of Edward Yihua Kang.

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

	2021	2020
	(In thousands of U.S. Dollars)
The Company received from the customers	$3	16
The Company paid to Wubijia	(3)	(16)
The net income recorded as other income	$-	$-

Included in other income for the years ended December 31, 2021 and 2020 is rental income from EsC’Lav, the entity controlled by Mr. Kang under operating lease agreement with term through 2021. The rental income is $25,596 and $23,945 for the years ended December 31, 2021 and 2020, respectively.

Other expenses due to Related Parties

Included in other expenses for the years ended December 31, 2021 and 2020 are rental expenses due to entities controlled by Mr. Kang under operating lease agreements as follows:

	2021	2020
	(In thousands of U.S. Dollars)
Chuzhou Huarui	$221	$207
Kunshan Enjin	93	87
Total	$314	$294

The Company leases Chuzhou Huarui and Kunshan Enjin’s warehouse spaces because the locations are convenient for transportation and distribution.

Purchases from, and Sub-contracts with Related Parties

The Company purchased raw materials of $1.85 million and $1.10 million during the years ended 2021 and 2020, respectively, from Nanjing Knitting.

In addition, the Company sub-contracted certain manufacturing work to related companies totaling $25.1 million and $17.0 million for the years ended December 31, 2021 and 2020, respectively. The Company provided raw materials to the sub-contractors and was charged a fixed fee for labor provided by the sub-contractors.

Purchases with related parties included in cost of sales for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$17,962	$11,335
Chuzhou Huarui	1,659	2,240
Fengyang Huarui	1,963	1,352
Nanjing Ever-Kyowa	1,636	948
Nanjing Knitting	1,851	1,096
EsC’Lav	50	39
Total	$25,121	$17,010

Accounts Payable – Related Parties

The accounts payable to related parties at December 31, 2021 and 2020 are as follows:

	2021	2020
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$395	1,727
Fengyang Huarui	161	150
Nanjing Ever-Kyowa	-	384
Chuzhou Huarui	59	1,234
Nanjing Knitting	668	257
Jiangsu Ever-Glory	49	12
Total	$1,332	$3,764

Amounts Due From Related Parties – Current Assets

The amounts due from related parties at December 31, 2021 and 2020 are as follows:

	2021	2020
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$220	$567

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. During 2021 and 2020, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices. The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at cost for $3.8 million and $0.9 million during 2021 and 2020, respectively. Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at cost for $0.4 million and $1.5 million during 2021 and 2020, respectively.

Amounts Due From Related Party under Counter Guarantee Agreement

In March 2012, in consideration of the guarantees and collateral provided by Jiangsu Ever-Glory and Nanjing Knitting, the Company agreed to provide Jiangsu Ever-Glory a counter guarantee in the form of cash of not less than 70% of the maximum aggregate lines of credit obtained by the Company. Jiangsu Ever-Glory is obligated to return the full amount of the counter-guarantee funds provided upon the expiration or termination of the underlying lines of credit and is to pay an annual interest at the rate of 6.0% of the amounts provided. As of December 31, 2021 and 2020, Jiangsu Ever-Glory had provided guarantees for approximately $0.0 million (RMB 0.0 million) and $36.0 million (RMB 235.0 million) of lines of credit obtained by the Company, respectively. Jiangsu Ever-Glory and Nanjing Knitting have also provided their assets as collateral for certain of these lines of credit. As of December 31, 2021and 2020, the value of the collateral, as per appraisals obtained by the banks in connection with these lines of credit is approximately $4.4 million (RMB 28.2 million) which was provided assets as collateral by Jiangsu Ever-Glory, and $31.5million (RMB 205.5 million)which was provided assets as collateral by Jiangsu Ever-Glory and Nanjing Knitting, respectively. Mr. Kang has also provided a personal guarantee for $0.0 million (RMB 0.0 million) and $14.8 million (RMB 96.3 million) at the years ended of December 31, 2021 and 2020, respectively.

As of December 31, 2020, $3.1 million (RMB 20.0 million) was outstanding due from Jiangsu Ever-Glory under the counter guarantee agreement. During the year ended December 31, 2021, an additional $0.6 million (RMB 4.2 million) was provided to and repayment of $3.8 million (RMB 24.2 million) was received from Jiangsu Ever-Glory under the counter-guarantee agreement. As of December 31, 2021, the amount of the counter-guarantee had decreased to $0.0 million (RMB 0.0 million) (the difference represents currency exchange adjustment of $0.1 million), which was 0.0% of the aggregate amount of lines of credit. This amount plus accrued interest of ($0.3) million (2021) and $0.04 million (2020) have been classified as a reduction of equity, consistent with the guidance of SEC Staff Accounting Bulletins 4E and 4G. As of December 31, 2021and 2020, the amount classified as a reduction of equity was $0.0 million and $3.4 million, respectively. Interest of 0.5% is charged on net amounts due from Jiangsu Ever-Glory at each month end. Since January 1, 2019, the interest rate has changed to 0.3625% as the bank benchmark interest rate decreased. Interest income for the years ended December 31, 2021 and 2020 was approximately ($0.3) million and $0.04 million, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

In December 2021 the Audit Committee engaged Paris, Kreit & Chiu CPA LLPas our independent auditor.

Fees for audit services include fees associated with the annual audit and the review of documents filed with the SEC including quarterly reports on Form 10-Q and the Annual Report on Form 10-K. Tax fees included tax compliance, tax advices and tax planning work.

	2021	2020
	(In thousands of U.S. Dollars)
Audit fees	$331	$316
Tax fees	$9	$9

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULE

(1)	Financial Statements

The consolidated financial statements of Ever-Glory International Group, Inc. are included in Part II, Item 8 of this Report.

(2)	Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Number	Description

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-KSB, filed March 29, 2006);

3.2	Articles of Amendment as filed with the Department of State of Florida, effective November 20, 2007 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed November 29, 2007);

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of our Current Report Form 8-K filed on April 22, 2008);

10.1	Land Development Agreement between Jiangsu Ever-Glory International Group Corp. and Nanjing Goldenway Garment Co., Ltd. (incorporated by reference to Exhibit 10.23 of our Annual Report on Form 10-K, filed March 12, 2008);

10.2	Lease Agreement between Jiangsu Ever-Glory International Group Co. and Nanjing New-Tailun Garment Co., Ltd. (incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K, filed March 12, 2008);

10.3	Revolving Line of Credit Agreement between Goldenway Nanjing Garment Co., Ltd, and Bank of Nanjing Co. Ltd. dated August 2, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 4, 2010);

10.4	Guaranty Agreement between Jiangsu Ever-Glory International Group Corporation. and Bank of Nanjing Co. Ltd .dated August 2, 2010 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 4, 2010);

10.5	Mortgage Agreement between Goldenway Nanjing Garment Co., Ltd. and Bank of Nanjing Co. Ltd. dated August 2, 2010 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 4, 2010);

10.6	Revolving Line of Credit Agreement between Ever-Glory International Group Apparel Inc., and Bank of Nanjing Co. Ltd. dated March 11, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 17, 2010)

10.7	Guaranty Agreement between Jiangsu Ever-Glory International Group Corporation. and Bank of Nanjing Co. Ltd .dated March 11, 2010 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 17, 2010)

Number	Description

10.8	Guaranty Agreement between Goldenway Nanjing Garment Co., Ltd. and Bank of Nanjing Co. Ltd. dated March 11, 2010 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 17, 2010);

10.9	Unofficial English translation of the Working Capital Loan Agreement by and between Goldenway Nanjing Garment Co., Ltd. and Shanghai Pudong Development Bank dated January 4, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 10, 2011)

10.10	Unofficial English translation of the Mortgage Agreement by and between Goldenway Nanjing Garment Co., Ltd. and Shanghai Pudong Development Bank dated January 4, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 10, 2011)

10.11	Unofficial English version of the Banking Facility Agreement by and between Ever-Glory International Group Apparel Inc. and Perfect Dream Ltd. as borrowers and Nanjing Branch of HSBC (China) Company Limited dated July 29, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 4, 2011)

10.12	Unofficial English version of the Personal Guarantee Agreement by and between Mr. Edward Yihua Kang and Nanjing Branch of HSBC (China) Company Limited in favor of facilities available to Ever-Glory International Group Apparel Inc. dated June 29, 2011 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 4, 2011)

10.13	Unofficial English version of the Personal Guarantee Agreement by and between Mr. Edward Yihua Kang and Nanjing Branch of HSBC (China) Company Limited in favor of facilities available to Perfect Dream Ltd. dated June 29, 2011(incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 4, 2011)

10.14	Unofficial English version of the Corporate Guarantee Agreement by and between Ever-Glory International Group Inc. and Nanjing Branch of HSBC (China) Company Limited in favor of facilities available to Ever-Glory International Group Apparel Inc. dated June 29, 2011(incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 4, 2011)

10.15	Unofficial English version of the Corporate Guarantee Agreement by and between Ever-Glory International Group Inc. and Nanjing Branch of HSBC (China) Company Limited in favor of facilities available to Perfect Dream Ltd. dated June 29, 2011(incorporated by reference to Exhibit 10.15 to our Current Report on Form 8-K filed on August 4, 2011)

10.16	Unofficial English translation of Counter Guarantee Agreement between Jiangsu Ever-Glory Apparel Co., Ltd and Jiangsu Ever-Glory International Enterprises Group Co., Ltd (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K filed on March 30, 2021)

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on March 30, 2021)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.*

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.*

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	Inline XBRL Instance Document (*)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (*)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (*)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (*)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (*)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (*)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of April, 2022.

Ever-Glory International Group, Inc.,

By	/s/ Edward Yihua Kang
Edward Yihua Kang,
Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jiajun Sun	Chief Operating Officer and Director	April 12, 2022
Jiajun Sun

/s/ Jiansong Wang	Chief Financial Officer	April 12, 2022
Jiansong Wang	(Principal Financial and Accounting Officer)

/s/ Jianhua Wang	Director	April 12, 2022
Jianhua Wang

/s/ Zhixue Zhang	Director	April 12, 2022
Zhixue Zhang

/s/ Merry Tang	Director	April 12, 2022
Merry Tang