Form 10-Q
period 2022-03-31
Ever-Glory International Group, Inc.
filed 2022-05-13
CIK 943184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Securities registered under Section 12(g) of the Act:  None.

As of May 8, 2022, 14,814,354 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

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

ii

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

	March 31, 2022	December 31, 2021
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$41,717	$56,573
Restricted cash	42,525	40,768
Trading securities	2,965	3,251
Accounts receivable, net	55,025	69,859
Inventories	65,013	63,841
Advances on inventory purchases	5,065	8,179
Value added tax receivable	1,296	1,693
Other receivables and prepaid expenses	6,732	6,345
Amounts due from related parties	1,308	220
Total Current Assets	221,646	250,729

NON-CURRENT ASSETS
Equity security investment	5,229	5,682
Intangible assets, net	4,770	4,794
Property and equipment, net	36,838	36,340
Operating lease right-of-use assets	52,751	50,077
Deferred tax assets	202	899
Other non-current assets	1,575	784
Total Non-Current Assets	101,365	98,576
TOTAL ASSETS	$323,011	$349,305

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank loans	$69,300	$68,992
Accounts payable	50,533	67,930
Accounts payable and other payables – related parties	1,474	1,332
Other payables and accrued liabilities	13,288	18,531
Value added and other taxes payable	-	999
Income tax payable	500	334
Current operating lease liabilities	44,287	41,633
Total Current Liabilities	179,382	199,751

NON-CURRENT LIABILITIES
Non-current operating lease liabilities	8,628	8,596
TOTAL LIABILITIES	188,010	208,347

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, authorized 50,000,000 shares, 14,814,354 and 14,812,312 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	15	15
Additional paid-in capital	3,665	3,660
Retained earnings	103,121	108,210
Statutory reserve	21,245	21,245
Treasury stock (at cost,162,080 and 147,334 shares at March 31,2022 and December 31, 2021, respectively)	(400)	(363)
Accumulated other comprehensive income	7,355	8,191

Total equity	135,001	140,958
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$323,011	$349,305

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES CONDENSED

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS (Unaudited)
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

	Three Months Ended
	March 31, 2022	March 31, 2021

NET SALES	$64,773	$70,814

COST OF SALES	47,401	48,379

GROSS PROFIT	17,372	22,435

OPERATING EXPENSES
Selling expenses	13,686	15,548
General and administrative expenses	6,994	7,851
Total operating expenses	20,680	23,399

LOSS FROM OPERATIONS	(3,308)	(964)

OTHER (EXPENSE) INCOME
Interest income	186	224
Interest expense	(613)	(492)
Government subsidy	3	259
(Loss) gain from changes in fair values of investments	(762)	339
Other income	517	193
Total Other (Expense) Income, Net	(669)	523

LOSS BEFORE INCOME TAX EXPENSE	(3,977)	(441)

INCOME TAX EXPENSE	(1,112)	(729)

NET LOSS	$(5,089)	$(1,170)
Foreign currency translation loss	(836)	(1,352)

COMPREHENSIVE LOSS	$(5,925)	$(2,522)
LOSS PER SHARE
Basic and diluted	$(0.34)	$(0.08)
Weighted average number of shares outstanding Basic and diluted	14,813,787	14,810,001

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED March 31, 2022 AND 2021 (Unaudited)

(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

									Total equity
	Common Stock		Additional		Retained Earnings		Accumulated other	Amounts due from	attributable to stockholders	Non-
	Shares	Amount	paid-in capital	Treasury Stock	Unrestricted	Statutory reserve	Comprehensive income	related party	of the Company	controlling Interest	Total equity
Balance at January 1, 2022	14,812,312	$15	$3,660	$(363)	$108,210	$21,245	$8,191	$-	$140,958	$-	$140,958

Stock issued for compensation	2,042	-	5	-	-	-	-	-	5		5
Net loss	-	-	-	-	(5,089)	-	-	-	(5,089)	-	(5,089)
Repurchase of 14,746 shares of common stock	-	-	-	(37)		-	-	-	(37)	-	(37)
Foreign currency translation loss							(836)	-	(836)	-	(836)
Balance at March 31, 2022	14,814,354	$15	$3,665	$(400)	$103,121	$21,245	$7,355	$-	$135,001	$-	$135,001

									Total equity
	Common Stock		Additional		Retained Earnings		Accumulated other	Amounts due from	attributable to stockholders	Non-
	Shares	Amount	paid-in capital	Treasury Stock	Unrestricted	Statutory reserve	Comprehensive income	related party	of the Company	controlling Interest	Total equity
Balance at January 1, 2021	14,809,160	$15	$3,650	$-	$109,171	$20,376	$4,590	$(3,353)	$134,449	$-	$134,449

Stock issued for compensation	1,500	-	5	-	-	-	-	-	5		5
Net income (loss)	-	-	-	-	(1,170)	-	-	-	(1,170)	-	(1,170)
Transfer to reserve	-	-	-	-	-	-	-	-	-		-
Payments received from related party under counter guarantee agreement	-	-	-	-	-	-	-	379	379	-	379
Repurchase of 147,334 shares of common stock	-	-	-	-		-	-	-	-	-	-
Foreign currency translation gain							(1,352)	-	(1,352)	-	(1,352)
Balance at December 31, 2021	14,810,660	$15	$3,655	$-	$108,001	$20,376	$3,238	$(2,974)	$132,311	$-	$132,311

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

	Three Months Ended
	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net less	$(5,089)	(1,170)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,147	1,377
Loss from sale of property and equipment	52	102
Loss on deconsolidation of a subsidiary	-	-
Provision of (recovering from) bad debt allowance	298	(196)
Provision for obsolete inventories	3,759	3,583
Changes in fair value of trading securities	(283)	(262)
Changes in fair value of investment	479	28
Deferred income tax	701	17
Stock-based compensation	5	5
Changes in operating assets and liabilities
Accounts receivable	14,815	6,509
Inventories	(4,680)	6,805
Value added tax receivable	405	52
Other receivables and prepaid expenses	(278)	(367)
Advances on inventory purchases	3,150	2,544
Amounts due from related parties	(1,089)	(71)
Accounts payable	(16,838)	(14,690)
Accounts payable and other payables- related parties	226	(769)
Other payables and accrued liabilities	(6,252)	(3,221)
Value added and other taxes payable	(1,067)	(220)
Income tax payable	165	(358)
Net cash (used in) operating activities	(9,374)	(302)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,507)	(1,378)
Net purchase (proceeds from) of trading securities	569	(983)
Investment payment	(788)	-
Net cash used in investing activities	(2,726)	(2,361)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	12,600	12,336
Repayment of bank loans	(12,600)	(6,168)
Repurchase of common stock	(37)	-
Net collection of amounts due from related party (equity)	-	148
Net cash (used in) provided by financing activities	(37)	6,316

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(962)	(1,660)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(13,099)	1,993

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	97,341	121,723

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$84,242	$123,716

Reconciliation of cash, cash equivalents and restricted cash reported within their consolidated balance sheets:

Cash and Cash Equivalents	41,717	78,056
Restricted cash	42,525	45,660
	$84,242	$123,716

Cash paid during the period for:
Interest	$613	$492
Income taxes	$1,112	$729

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

The Company’s wholesale operations are provided primarily through the Company’s wholly-owned PRC subsidiaries, Goldenway Nanjing Garments Co. Ltd. (“Goldenway”), Nanjing Catch-Luck Garments Co. Ltd. (“Catch-Luck”), Nanjing New-Tailun Garments Co. Ltd (“New-Tailun”), Haian Tai Xin Garments Trading Company Limited (“Haian Tai Xin”), Ever-Glory International Group Apparel Inc.(“Ever-Glory Apparel”), Chuzhou Huirui Garments Co. Ltd. (“Huirui”), and Nanjing Rui Lian Technology Company Limited (“Nanjing Rui Lian”), and the Company’s wholly-owned Samoa subsidiary, Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”) and the Company’s wholly-owned Hong Kong subsidiary,Ever-Glory Supply Chain Service Co., Limited (“Ever-Glory Supply Chain”).  The Company’s retail operations are provided through its wholly- owned subsidiaries, Shanghai LA GO GO Fashion Company Limited (“Shanghai LA GO GO”), Jiangsu LA GO GO Fashion Company Limited (“Jiangsu LA GO GO”), Tianjin LA GO GO Fashion Company Limited (“Tianjin LA GO GO”), Shanghai Ya Lan Fashion Company Limited (“Ya Lan”), and Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”).

He Meida was closed in April 2021, which is not a strategic shift and does not have major effect on the Company’s operations or financial results.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of March 31, 2022 the condensed consolidated statements of loss and comprehensive loss, condensed consolidated statements of equity, and condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements.

Wholesale revenues are generally higher in the third and fourth fiscal quarters, while retail revenues are generally higher in the first and fourth fiscal quarters. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC (“2021 Form 10-K.”)

Use of Estimates

In preparing our condensed consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates include the assumptions used to value tax liabilities, the estimates of the allowance for deferred tax assets, and the accounts receivable allowance, and impairment of long-lived assets and inventory write off.

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

	March 31, 2022	March 31, 2021
	(In thousands of U.S. Dollars)
Net gains recognized during the period on equity securities	$283	$262
Less: Net gains recognized during the period on equity securities sold during the period	2	54
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$281	$208

Equity security investment

In August 2020, Ever-Glory Apparel invested $3.2 million (RMB 20.0 million) for 2.38% ownership in a partnership (“Partnership”). In December 2020, the Partnership invested in a public company in China. As a limited partner, the Company does not have ability to exercise significant influence due to lack of kick-out rights through voting interests. In the meantime, the Company entered an agreement with the general partner of the Partnership (GP) and an individual that the Company has the privilege to sell the ownership interests in the Partnership to GP or the individual for the consideration of the average net asset value ten trading days prior to the closing date, if the Company is not able to withdraw any part of the original investment from the Partnership in the twelve months period beginning the third year of the initial investment (“optional withdrawal period”). If the Company opts to withdraw entire investment during the optional withdrawal period, the GP will compensate up to 8% of annual return on investment. If the return on investment is in excess of 8% for any portion of the investment withdrawn during the optional withdrawal period, then 20% of the return in excess of 8% will be shared with the individual. The Company may also continue to invest in the Partnership beyond the optional withdrawal period, but none of above agreement with the GP and the individual is in place.

In December 2020, the Partnership invested in a public company in China. Since there is readily determinable fair value of the equity investment, the Company started to measure its equity investment at fair value using the public company’s stock price and the Company’s shares since December 31, 2020. At each reporting period, the Company makes a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. There is no significant adverse change in the regulatory, economic, or technological environment of the investee. There were no indications of impairment during the period ended March 31, 2022.

Investment advances

In September 2021, Goldenway signed an agreement and promised to invest $7.9 million (RMB 50.0 million) cash for 20% interest of a Chinese private company. Under the agreement, Goldenway has the liquidation privilege to receive its share of the investee’s residual of its liquidated assets. If Goldenway’s share is less than its original investment amount plus 8% of annual return on investment, all other shareholders who signed this agreement shall use their shares of the liquidated assets to compensate Goldenway. The investee also shall compensate Goldenway if the investee cannot make agreed upon profits and the number of customers. As of March 31, 2022 , Goldenway advanced $1.6 million (RMB10.0 million) to the investee. Additional $ 0.8 million (RMB 5.0 million) was made in April 2022. The investment advances were recorded as other non-current assets.

NOTE 4 INVENTORIES

Inventories at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
	(In thousands of U.S. Dollars)
Raw materials	$1,463	$1,375
Work-in-progress	24,285	14,375
Finished goods	39,265	48,091
Total inventories	$65,013	$63,841

NOTE 5 RESTRICTED CASH

As of March 31, 2022 and December 31, 2021, restricted cash of $40.9 million (RMB260.0 million) and $39.2 million (RMB250.0 million) were cash on demand and time deposits pledged to Shanghai Pudong Development Bank for loans. As of March 31, 2022 and December 31, 2021, restricted cash of $1.6 million (RMB10.0 million) and $1.6 million (RMB10.0 million) were cash on demand and time deposits pledged to Nanjing Bank. (see Note 6)

NOTE 6 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short term bank loans consisted of the following as of March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Bank	(In thousands of U.S. Dollars)
Shanghai Pudong Development Bank	$40,950	$39,200
Industrial and Commercial Bank of China	20,475	21,952
Nanjing Bank	7,875	7,840
	$69,300	$68,992

From March 2020 to July 2020, Ever-Glory Apparel entered into a certificate of three-year time deposit of $29.9 million (RMB190.0 million) with the Shanghai Pudong Development Bank with annual interest rates ranging from 3.75% to 3.99%. From July to November 2021, Ever-Glory Apparel pledged the certificate of three-year time deposit to the Shanghai Pudong Development Bank and Ever-Glory Apparel had borrowed $29.9 million (RMB 190.0 million) under this line of certificate with an annual interest rate from 2.60% to 2.90% and due between June to November 2022.

In December 2020, Goldenway entered into a certificate of three-year time deposit of $17.3 million (RMB110.0 million) with the Shanghai Pudong Development Bank with an annual interest rate of 3.85%. From July 2021 to February 2022, Goldenway pledged the certificate of three-year time deposit to the Shanghai Pudong Development Bank and Goldenway had borrowed $11.0 million (RMB 70.0 million) under this line of certificate with annual interest rate from 2.60% to 2.90%, due between June 2022 and February 2023.

In April 2020, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $6.3 million (RMB40.0 million). These loans are collateralized by the Company’s property and equipment. As of March 31, 2022, Goldenway had borrowed $6.3 million (RMB40.0 million) from Industrial and Commercial Bank of China with an annual interest rate 4.57% and due in August 2022.

In August 2019, Ever-Glory Apparel entered into a line of credit agreement for approximately $15.8 million (RMB100.0 million) with Industrial and Commercial Bank of China, which is collateralized by assets of Jiangsu LA GO GO, Tianjin LA GO GO and Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer, under a collateral agreement executed among Ever-Glory Apparel, Jiangsu LA GO GO , Tianjin LA GO GO, Jiangsu Ever-Glory and the bank. As of March 31, 2022, Ever-Glory Apparel had borrowed $14.2 million (RMB 90.0 million) under this line of credit with annual interest rates ranging from 3.92% to 4.35% and due between May to October 2022.As of March 31, 2022, approximately $1.6 (RMB 10.0 million) million was unused and available under this line of credit.

In April 2020, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.1 million (RMB45.0 million). In May 2021,Goldenway pledged $1.6 million (RMB10.0 million) to Nanjing Bank, and the maximum amount available from this line of credit increased to $8.7 million (RMB55.0 million).These loans are collateralized by the Company’s property and equipment and guaranteed by Jiangsu Ever-Glory. In June 2021, Goldenway borrowed $4.7 million (RMB 30.0 million) with an annual interest rate 3.36% and due in June 2022. In September 2021, Goldenway borrowed $3.2 million (RMB 20.0 million) with an annual interest rate 3.44% and due in September 2022. As of March 31, 2022, approximately $0.8 million (RMB 5.0 million) was unused and available under this line of credit.

All bank loans are used to fund our daily operations. There were no loans in default as of March 31, 2022.

Total interest expense on bank loans amounted to $0.6 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively.

NOTE 7 INCOME TAX

The Company’s operating subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (“the Income Tax Laws”).

All PRC subsidiaries, are subject to income tax at the 25% statutory rate.

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

After the tax liability adjustment resulted from the reevaluation of the Company’s tax position (resulting in the company allocating substantially all of the earnings of the Samoan subsidiary to the PRC and reporting such earnings as taxable in the PRC), pre-tax loss for the three months ended March 31, 2022 and 2021 was in the following jurisdictions:

	2022	2021
	(In thousands of U.S. Dollars)
PRC	$(3,974)	$(438)
Others	(3)	(3)
	$(3,977)	$(441)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2022 and 2021:

	2022	2021
	(In thousands of U.S. Dollars)
U.S. tax rate	21.0%	21.0%
Valuation allowance recognized with respect to the loss	(52.9)%	(103.9)%
Foreign tax rate differential	4.0%	4.0%
Others	-	(86.8)%
Effective income tax rate	(27.9)%	(165.7)%

Income tax expense for the three months ended March 31, 2022 and 2021 is as follows:

	2022	2021
	(In thousands of U.S. Dollars)
Current
U.S. Federal
Foreign	$415	$706
Total Deferred	$415	$706
Deferred
U.S. Federal
Foreign	$697	$23
Total Deferred	$697	$23
Income tax expense	$1,112	$729

Deferred tax assets net of valuation allowance as of:

	March 31, 2022	December 31, 2021
	(In thousands of U.S. Dollars)
Inventories, net	$2,623	$1,684
Accounts receivable, net	580	624
Deferred income	2,092	2,387
Accrued expenses	1,148	2,464
Depreciation	156	108
Net operating loss carryforward	4,659	3,782
Deferred tax assets	11,258	11,049
Valuation allowance	(11,056)	(10,150)
Deferred tax assets, net	$202	$899

The U.S. Tax Reform signed into law on December 22, 2017 significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, no deferred tax expense (income) relating to the Tax Act changes for the year ended March 31, 2022.

NOTE 8 STOCKHOLDERS’ EQUITY

Common stock issued to independent directors

On February 9, 2021, the Company issued 1,500 shares of the Company’s common stock to two of the Company’s independent directors as compensation for their services rendered during the third and fourth quarter of 2020. The shares issued in 2021 were valued at $3.34 per share, which was the average market price of the common stock for the five days before the grant date.

On January 26, 2022, the Company issued 2,042 shares of the Company’s common stock to two of the Company’s independent directors as compensation for their services rendered during the third and fourth quarter of 2021. The shares issued in 2022 were valued at $2.47 per share, which was the average market price of the common stock for the five days before the grant date.

Treasury stock (after "stock issued to independent directors")

In August 2021, the Company's Board of Directors authorized and the Company repurchased 147,334 shares of its common stock through negotiated transactions.  In January 2022, the Company repurchased additional 14,746 shares. These treasury shares may be resold or cancelled in the future. The treasury stock is carried at cost of $400 as of March 31, 2022.

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

	2022	2021
	(In thousands of U.S. Dollars)
The Company received from the customers	$-	3
The Company paid to Wubijia	-	(3)
The net income recorded as other income	$-	$-

Included in other income for the three months ended March 31, 2022 and 2021 is rental income from EsC’Lav, the entity controlled by Mr. Kang under operating lease agreement with term through 2021. The rental income is $6,502 and $6,366 for the three months ended March 31, 2022 and 2021, respectively.

Other expenses due to Related Parties

Included in other expenses for the three months ended March 31, 2022 and 2021 are rent due to entities controlled by Mr. Kang under operating lease agreements as follows:

	2022	2021
	(In thousands of U.S. Dollars)
Chuzhou Huarui	56	55
Kunshan Enjin	12	23
Total	$68	$78

The Company leases Chuzhou Huarui and Kunshan Enjin’s warehouse spaces because the locations are convenient for transportation and distribution.

Purchases from and Sub-contracts with Related Parties

The Company purchased raw materials from Nanjing Knitting totaled $0.2 million and $0.2 million during the three months ended March 31, 2022 and 2021, respectively.

In addition, the Company sub-contracted certain manufacturing work to related companies totaled $4.5 million and $4.7 million for the three months ended March 31, 2022 and 2021, respectively. The Company provided raw materials to the sub-contractors and charged a fixed fee for labor provided by the sub-contractors. Purchase advances or prepaid sub-contracting fees are recorded as amounts due from related parties.

Sub-contracts with related parties included in cost of sales for the three months ended March 31, 2022 and 2021 are as follows:

	2022	2021
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$3,269	$3,083
Chuzhou Huarui	301	491
Fengyang Huarui	288	319
Nanjing Ever-Kyowa	438	391
Nanjing Knitting	245
EsC’eLav	-	6
Jiangsu Ever-Glory	-	457
Total	$4,541	$4,747

Accounts Payable – Related Parties

The accounts payable to related parties at March 31, 2022 and December 31, 2021 are as follows:

	2022	2021
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$-	395
Fengyang Huarui	116	161
Nanjing Ever-Kyowa	133	-
Chuzhou Huarui	414	59
Nanjing Knitting	648	668
Jiangsu Ever-Glory	163	49
Total	$1,474	$1,332

Amounts Due From Related Parties-current assets

The amounts due from related parties at March 31, 2022 and December 31, 2021 are as follows:

	2022	2021
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$-	$220
Ever-Glory Vietnam	1,308	-
Total	$1,308	$220

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. During three months ended March 31, 2022 and 2021, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices. The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at cost for $0.02 million and $1.8 million during the three month period ended March 31, 2022 and 2021, respectively. Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at cost for $0.0 million and $0.5 million during the three months ended March 31, 2022 and 2021, respectively.

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

The weighted average remaining lease term excluding stores in the shopping malls is 29 years and the weighted average discount rate is 4.35%. The lease term for shopping mall stores is commonly one year with options to extend or renew, and the rent is predetermined with a percentage of sales. The Company estimates the next 12 months rent for the shopping mall stores by annualizing current period rent calculated with the percentage of sales. Thus, the ROU assets and lease liabilities may vary significantly at different period ends. For stores closed before the lease end, we would incur insignificant amounts in net of loss on impairment of ROU assets and gain on extinguishment of lease liabilities, which are recorded in the current period statement of income (loss) and comprehensive income (loss).

In the three months ended March 31, 2022, the costs of the leases recognized in cost of revenues and general administrative expenses are $7.2 million and $0.2 million, respectively. Cash paid for the operating leases including in the operating cash flows was $7.4 million. In the three months ended March 31, 2021, the costs of the leases recognized in cost of revenues and general administrative expenses are $9.9 million and $0.1 million, respectively. Cash paid for the operating leases including in the operating cash flows was $10.0 million.

The following table summarizes the maturity of operating lease liabilities:

Year ending March 31, (In thousands of U.S. Dollars)
2022	$573
2023	883
2024	441
2025	441
2026	441
Thereafter	12,718
Total lease payment	15,497
Less: Interest	6,869
Total	$8,628

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

NOTE 11 RISKS AND UNCERTAINTIES

Economic and Political Risks

The Company’s results of operations could be adversely affected by general conditions in the global economy, including conditions that are outside of its control, such as the impact of health and safety concerns from the outbreak of COVID-19. The outbreak in China has resulted in the reduction of customer traffic and temporary closures of shopping malls as mandated by the provincial governments in various provinces of China, which has adversely affected the company in the retail business with a decline in sales since February 2020. The Company’s wholesale business is also significantly affected as the Company is facing a sharp decline in its order quantities. Some of the Company’s wholesale clients have also cancelled or postponed existing orders.  Due to the Chinese factories’ shutdowns and traffic restrictions during the outbreak in China and potential shutdowns and traffic restrictions in the countries where the Company’s suppliers are located, The Company’s supply chain and business operations of its suppliers may be affected. Disruptions from the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, personnel absences, or restrictions on the shipment of the Company’s or its suppliers’ or customers’ products, could have adverse ripple effects on the Company’s manufacturing output and delivery schedule. The Company could also face difficulties in collecting its accounts receivables due to the effects of COVID-19 on its customers and risk gaining a large amount of bad debt. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which the Company, its suppliers and customers operate.

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

Concentration risk

For the three-month period ended March 31, 2022, the Company had two wholesale customer that represented approximately 13.2% and 10.0% of the Company’s revenues. For the three-month period ended March 31, 2021, the Company had only one wholesale customer that represented approximately 12.6% of the Company’s revenues.

For the wholesale business, the Company did not rely on any raw material supplier that represented more than 10% of the total raw material purchases during the three months ended March 31, 2022 and 2021.

For the retail business, the Company relied on three raw material suppliers that represented approximately 45.2%，34.7% and 20.1% of raw material purchases during the three months ended March 31, 2022. The Company relied on two raw material suppliers that represented approximately 46% and 38% of raw material purchases during the three months ended March 31, 2021.

For the wholesale business, during the three months ended March 31, 2022 the Company relied on one finished goods supplier which is a related-party that represented 22.4% of the total finished goods purchases and during the three months ended March 31, 2021, the Company relied on one manufacturer that represented 14.4% of finished goods purchases.

For the retail business, the Company did not rely on any supplier that represented more than 10% of the total finished goods purchases during the three months ended March 31, 2022 and 2021.

The Company’s revenues for the three months ended March 31, 2022 and 2021 were earned in the following geographic areas:

	2022	2021
	(In thousands of U.S. Dollars)
Mainland China	$9,175	$7,490
Hong Kong China	4,293	4,056
United Kingdom	759	1,053
Europe-Other	4,927	4,146
Japan	5,145	3,405
United States	5,578	3,069
Total wholesale business	29,877	23,219
Retail business	34,896	47,595
Total	$64,773	$70,814

NOTE 12 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)	Wholesale segment

(b)	Retail segment

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
As of and for the period ended March 31, 2022
Segment profit or loss:
Net revenue from external customers	$29,877	34,896	64,773
Loss from operations	$490	(3,798)	(3,308)
Interest income	$171	15	186
Interest expense	$613	0	613
Depreciation and amortization	$464	1,683	2,147
Loss before income tax expense	(495)	(3,482)	(3,977)
Income tax expense	$413	699	1,112
Segment assets:
Additions to property, plant and equipment	1,972	535	2,507
Inventory	26,866	38,147	65,013
Total assets	178,818	144,193	323,011

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
As of and for the period ended March 31, 2021
Segment profit or loss:
Net revenue from external customers	$23,219	47,595	70,814
Loss from operations	$(705)	(259)	(964)
Interest income	$196	28	224
Interest expense	$466	26	492
Depreciation and amortization	$261	1,116	1,377
Loss before income tax expense	(387)	(54)	(441)
Income tax expense	$325	404	729
Segment assets:
Additions to property, plant and equipment	734	644	1,378
Inventory	13,913	29,429	43,342
Total assets	181,535	148,081	329,616

NOTE 13 SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2022 have been incorporated into these consolidated financial statements and there are no significant subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2022 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Retail Business

The business objectives for our retail segment are to establish leading brands of women’s apparel and to build a nationwide retail network in China. As of March 31, 2022, we had 848 stores (including store-in-stores), which includes 4 stores that were opened and 36 stores that were closed in the first quarter of 2022.

We believe that our growth opportunities and continued investment initiatives include:

●	Building our retail brand to be recognized as a major player in the mid-to-high end women’s apparel market in China;

●	Expanding our retail network throughout China;

●	Improving our retail stores’ efficiency and increasing same-store sales;

●	Continuing to launch retail flagship stores in Tier-1 cities and increasing our penetration and coverage in Tier-2 and Tier-3 cities;

●	Taking advantage of our position as a multi-brand operator.

Equity Investments

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

In September 2021, Goldenway signed an agreement and promised to invest $7.9million (RMB 50.0 million) in a Chinese private company for 20% shares of the investee. As of March 31, 2022, Goldenway advanced $1.6 million (RMB 10.0 million) to the investee. In April 2022, Goldenway made additional advances of $0.8 million (RMB 5.0 million). The investment advances were recorded as other non-current assets.

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

Global Economic Uncertainty

Our business is dependent on consumer demand for our products. We believe that the significant uncertainty in the global economy and the slowdown of economies in the United States and Europe have increased our clients’ sensitivity to the cost of our products. We have experienced continued pricing pressure. If the global economic environment continues to be weak, these worsening economic conditions could have a negative impact on our sales growth and operating margins in our wholesale segment in 2021 and 2022.

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

Our results of operations could be adversely affected by general conditions in the global economy, including conditions that are outside of our control, such as the impact of health and safety concerns from the outbreak of COVID-19. The outbreak in China resulted in the reduction of customer traffic and temporary closures of shopping malls as mandated by the provincial governments in various provinces of China, which had adversely affected our retail business with a decline in sales since February 2020. Our wholesale business was also significantly affected as we were facing a sharp decline in our order quantities. Some of our wholesale clients had also cancelled or postponed existing orders.  Due to the Chinese factories’ shutdowns and traffic restrictions during the outbreak in China and potential shutdowns and traffic restrictions in the countries where our suppliers are located, our supply chain and business operations of our suppliers may be affected. Disruptions from the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, personnel absences, or restrictions on the shipment of our or our suppliers’ or customers’ products, could have adverse ripple effects on our manufacturing output and delivery schedule. We also face difficulties in collecting our accounts receivables due to the effects of COVID-19 on our customers and risk gaining a large amount of bad debt. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which we or our suppliers and customers operate.

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

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 12, 2022 (“2021 Form 10-K.”)

Estimates and Assumptions

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. If these estimates differ significantly from actual results, the impact to the condensed consolidated financial statements may be material. There have been no material changes in our critical accounting policies and estimates from those disclosed in on the 2021 Form 10-K. Please refer to Part II, Item 7 of such a report for a discussion of our critical accounting policies and estimates.

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

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended March 31,
	2022		2021
	(In thousands of U.S. dollars, except for percentages)
Sales	$64,773	100.0%	$70,814	100.0%
Gross Profit	17,372	26.8	22,435	31.7
Operating Expenses	20,680	31.9	23,399	33.0
Loss From Operations	(3,308)	(5.1)	(964)	(1.4)
Other (Loss) Income, net	(669)	(1.0)	523	0.7
Income Tax Expense	1,112	1.7	729	1.0
Net Loss	$(5,089)	(7.9)%	$(1,170)	(1.7)%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended March 31, 2022 and 2021.

	2022		2021		Growth (decrease)
Wholesale business	(In thousands of U.S. dollars)	% of total sales	(In thousands of U.S. dollars)	% of total sales	in 2022 compared with 2021
Mainland China	$9,175	14.2%	$7,490	10.6%	22.5%
Hong Kong	4,293	6.6	4,056	5.7	5.8
United Kingdom	759	1.2	1,053	1.5	(28.0)
Europe-Other	4,927	7.6	4,146	5.9	18.8
Japan	5,145	7.9	3,405	4.8	51.1
United States	5,578	8.6	3,069	4.3	81.8
Total Wholesale business	29,877	46.1	23,219	32.8	28.7
Retail business	34,896	53.9	47,595	67.2	(26.7)
Total sales	$64,773	100.0%	$70,814	100.0%	(8.5)%

Total sales for the three months ended March 31, 2022 were $64.8 million, a decrease of 8.5% from the three months ended March 31, 2021. This decrease was primarily attributable to a 28.7% ($6.7 million) increase in our wholesale business and a 26.7% ($12.7 million) decrease in our retail business.

Sales generated from our wholesale business contributed 46.1% or $29.9 million of our total sales for the three months ended March 31, 2022, an increase of 28.7% compared to $23.2 million in the three months ended March 31, 2021. This increase was primarily attributable to increased sales in Mainland China, Hong Kong, Japan and the United States, and other European markets partially offset by decreased sales in the United Kingdom.

Sales generated from our retail business contributed 53.9% or $34.9 million of our total sales for the three months ended March 31, 2022, a decrease of 26.7% compared to 67.2% or $47.6 million in the three months ended March 31, 2021. This decrease was primarily due to the decrease in same-store sales.

Total retail store square footage and sales per square foot for the three months ended March 31, 2022 and 2021 are as follows:

	2022	2021
Total store square footage	956,623	1,001,864
Number of stores	848	921
Average store size, square feet	1,128	1,088
Total store sales (in thousands of U.S. dollars)	$34,896	$47,595
Sales per square foot	$36	$48

Same-store sales and newly opened store sales for the three months ended March 31, 2022 and 2021 are as follows:

	2022	2021
	(In thousands of U.S. dollars)
Sales from stores opened for a full year	$27,758	$35,885
Sales from newly opened store sales	$2,735	$3,933
Sales from e-commerce platform	$2,916	$3,440
Other*	$1,487	$4,337
Total	$34,896	$47,595

*	Primarily sales from stores that were closed in the current reporting period.

We remodeled or relocated 137 stores in year 2021, and 5 stores during the three months ended March 31, 2022. We plan to relocate or remodel 50-100 stores in 2022. Remodels and relocations typically drive incremental same-store sales growth. A relocation typically results in an improved, more visible and accessible location, and usually includes increased square footage. We believe we will continue to have opportunities for additional remodels and relocations beyond 2022.  Same-store sales are calculated based upon stores that were open at least 12 full fiscal months in each reporting period and remain open at the end of each reporting period.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,				Growth (Decrease) in 2022
	2022		2021		compared
	(In thousands of U.S. dollars, except for percentages)				with 2021
Wholesale Sales	$29,877	100.0%	$23,219	100.0%	28.7%
Raw Materials	13,374	44.8	10,385	44.7	28.8
Labor	445	1.5	333	1.4	33.6
Outsourced Production Costs	10,205	34.2	7,833	33.7	30.3
Other and Overhead	141	0.5	105	0.5	34.3
Total Cost of Sales for Wholesale	24,165	80.9	18,656	80.4	29.5
Gross Profit for Wholesale	5,712	19.1	4,562	19.6	25.2

Net Sales for Retail	34,896	100.0	47,595	100.0	(26.7)
Production Costs	16,050	46.0	19,764	41.5	(18.8)
Rent	7,186	20.6	9,959	20.9	(27.9)
Total Cost of Sales for Retail	23,236	66.6	29,723	62.4	(21.8)
Gross Profit for Retail	11,660	33.4	17,873	37.6	(34.8)

Total Cost of Sales	47,401	73.2	48,379	68.3	(2.0)
Gross Profit	$17,372	26.8%	$22,435	31.7%	(22.6)%

Raw material costs for our wholesale business were 44.8% of our total wholesale business sales in the three months ended March 31, 2022, compared with 44.7% in the three months ended March 31, 2021. There were no significant changes.

Labor costs for our wholesale business were 1.5% of our total wholesale business sales in the three months ended March 31, 2022, compared with 1.4% in the three months ended March 31, 2021. There were no significant changes.

Outsourced production costs for our wholesale business were 34.2% of our total wholesale sales in the three months ended March 31, 2022, compared with 33.7% in the three months ended March 31, 2021. This increase in percentage was primarily attributable to higher outsourced labor costs.

Overhead and other expenses for our wholesale business accounted for 0.5% and 0.5% of our total wholesale business sales for the three months ended March 31, 2022 and 2021, respectively.

Gross profit for our wholesale business for the three months ended March 31, 2022 was $5.7 million, an increase of 25.2% compared to the three months ended March 31, 2021. Gross margin was 19.1% for the three months ended March 31, 2021, a decrease of 0.5% compared to 19.6% for the three months ended March 31, 2021. The decrease in gross margin was mainly due to the increased outsourced production costs.

Production costs for our retail business were $16.0 million during the three months ended March 31, 2022 compared to $19.8 million during the three months ended March 31, 2021. As a percentage of retail sales, retail production costs accounted for 46.0% of our total retail sales in the three months ended March 31, 2022, compared to 41.5% of total retail sales in the three months ended March 31, 2021. The increase in percentage was due to higher discounts on our products ended March 31, 2022 compared with the same period of the prior year.

Rent costs for our retail business were $7.2 million for the three months ended March 31, 2022 compared to $10.0 million for the three months ended March 31, 2021. As a percentage of retail sales, rent costs accounted for 20.6% of our total retail sales for the three months ended March 31, 2022, compared to 20.9% of total retail sales for the three months ended March 31, 2021. The decrease was primarily attributable to lower rent at certain locations.

Gross profit in our retail business for the three months ended March 31, 2022 was $11.7 million and gross margin was 33.4%. Gross profit in our retail business for the three months ended March 31, 2021 was $17.9 million and gross margin was 37.6%. The decrease in gross margin was primarily due to increased production costs.

Total cost of sales for the three months ended March 31, 2022 was $47.4 million, compared to $48.4 million for the three months ended March 31, 2021, an decrease of 2.0%. As a percentage of total sales, cost of sales increased to 73.2% of total sales for the three months ended March 31, 2022, compared to 68.3% of total sales for the three months ended March 31, 2021. Consequently, gross margin decreased to 26.8% for the three months ended March 31, 2022 from 31.7% for the three months ended March 31, 2021.

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

	Three Months Ended March 31,
	2022		2021
	(In thousands of U.S. dollars, except for percentages)				(Decrease) Increase
Gross Profit	$17,372	26.8%	$22,435	31.7%	(22.6)%
Operating Expenses
Selling Expenses	13,686	21.1	15,548	22.0	(12.0)
General and Administrative Expenses	6,994	10.8	7,851	11.1	(10.9)
Total Operating Expenses	20,680	31.9	23,399	33.0	(11.6)
Loss from Operations	$(3,308)	(5.1)%	$(964)	(1.4)%	243.2%

Selling expenses decreased 12.0% to $13.7 million for the three months ended March 31, 2022 from $15.5 million for the three months ended March 31, 2021. The decrease was attributable to the decreased salaries.

General and administrative expenses decreased 10.9% to $7.0 million for the three months ended March 31, 2022 from $7.9 million for the three months ended March 31, 2021. As a percentage of total sales, general and administrative expenses decreased to 10.8% of total sales for the three months ended March 31, 2022, compared to 11.1% of total sales for the three months ended March 31, 2021. The decrease was attributable to the decreased salaries.

Loss from Operations

Loss from operations was $3.3 million for the three months ended March 31, 2022, compared to $1.0 million for the three months ended March 31, 2021. As a percentage of sales, loss from operations accounted for 5.1% of our total sales for the three months ended March 31, 2022, an increase of 3.7% compared to 1.4% for the three months ended March 31, 2021 as a result of decreased gross profit.

Interest Expense

Interest expense was $0.6 million for the three months ended March 31, 2022, an increase of 24.6% compared to the same period in 2021. The increase was due to the increased bank loans.

Income Tax Expenses

Income tax expense was $1.4 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively.

The Company’s operating subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (“the Income Tax Laws”).

All PRC subsidiaries, are subject to income tax at the 25% statutory rate.

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

Net Loss

Net loss for the three months ended March 31, 2022 and 2021 was $5.1 million and $1.2 million, respectively. Our basic and diluted loss per share were $0.34 and $0.08 for the three months ended March 31, 2022 and 2021, respectively.

Summary of Cash Flows

Summary cash flows information for the three months ended March 31, 2022 and 2021 is as follows:

	2022	2021
	(In thousands of U.S. dollars)
Net cash (used in) operating activities	$(9,374)	$(302)
Net cash (used in) investing activities	$(2,726)	$(2,361)
Net cash (used in) provided by financing activities	$(37)	$6,316

Net cash used in operating activities was $9.4 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. This increase was mainly due to increased inventory purchase and more accounts payable and other payable payments, partially offset by more collection of accounts receivable.

Net cash used in investing activities was $2.7 million and $2.4 million for the three months ended March 31, 2022 and 2021. This change was mainly due to that we made investment advances in 2022 and purchased more fixed assets, offset by more proceeds from sale of trading securities.

Net cash (used in) provided by financing activities were ($0.04) million and $6.3 million for the three months ended March 31, 2022 and 2021, respectively. The decrease was primarily because we repaid more loans to the banks.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and cash equivalents $41.7 million, current assets other than cash $179.9 million and current liabilities $179.4 million. We presently finance our operations primarily from cash flows from operations and borrowings from banks, and we anticipate that these will continue to be our primary source of funds to finance our short-term cash needs.

Bank Loans

From March 2020 to July 2020, Ever-Glory Apparel entered into a certificate of three-year time deposit of $29.9 million (RMB190.0 million) with the Shanghai Pudong Development Bank with annual interest rates ranging from 3.75% to 3.99%. From July to November 2021, Ever-Glory Apparel pledged the certificate of three-year time deposit to the Shanghai Pudong Development Bank and Ever-Glory Apparel had borrowed $29.9 million (RMB 190.0 million) under this line of certificate with an annual interest rate from 2.60% to 2.90% and due between June to November 2022.

In December 2020, Goldenway entered into a certificate of three-year time deposit of $17.3 million (RMB110.0 million) with the Shanghai Pudong Development Bank with an annual interest rate of 3.85%. From July 2021 to February 2022, Goldenway pledged the certificate of three-year time deposit to the Shanghai Pudong Development Bank and Goldenway had borrowed $11.0 million (RMB 70.0 million) under this line of certificate with annual interest rate from 2.60% to 2.90%, due between June 2022 and February 2023.

In April 2020, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $6.3 million (RMB40.0 million). These loans are collateralized by the Company’s property and equipment. As of March 31, 2022, Goldenway had borrowed $6.3 million (RMB40.0 million) from Industrial and Commercial Bank of China with an annual interest rate 4.57% and due in August 2022.

In August 2019, Ever-Glory Apparel entered into a line of credit agreement for approximately $15.8 million (RMB100.0 million) with Industrial and Commercial Bank of China, which is collateralized by assets of Jiangsu LA GO GO, Tianjin LA GO GO and Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer, under a collateral agreement executed among Ever-Glory Apparel, Jiangsu LA GO GO , Tianjin LA GO GO, Jiangsu Ever-Glory and the bank. As of March 31, 2022, Ever-Glory Apparel had borrowed $14.2 million (RMB 90.0 million) under this line of credit with annual interest rates ranging from 3.92% to 4.35% and due between May to October 2022.As of March 31, 2022, approximately $1.6 (RMB 10.0 million) million was unused and available under this line of credit

In April 2020, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $7.1 million (RMB45.0 million). In May 2021, Goldenway pledged $1.6 million (RMB10.0 million) to Nanjing Bank, and the maximum amount available from this line of credit increased to $8.7 million (RMB55.0 million). These loans are collateralized by the Company’s property and equipment and guaranteed by Jiangsu Ever-Glory. In June 2021, Goldenway borrowed $4.7 million (RMB 30.0 million) with an annual interest rate 3.36% and due in June 2022. In September 2021, Goldenway borrowed $3.2 million (RMB 20.0 million) with an annual interest rate 3.44% and due in September 2022. As of March 31, 2022, approximately $0.8 million (RMB 5.0 million) was unused and available under this line of credit.

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

As of March 31, 2022, we had access to approximately $30.7 million in lines of credit, of which approximately $2.4 million was unused and available. These credit facilities do not include any covenants.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the United States dollar and the Chinese RMB. Most of our wholesale sales are in USD. As of March 31, 2022 and December 31, 2021, the market foreign exchange rates were RMB 6.35 and RMB 6.38 to one U.S. dollar, respectively. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future and will pass some of the increased cost to our customers.

In addition, the financial statements of subsidiaries located in China (whose functional currency is RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation loss for the three months ended March 31, 2022 and 2021 was $0.8 million and $1.4 million, respectively.

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

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended March 31, 2022. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were operating effectively.

Changes in Internal Control Over Financial Reporting

Other than described above, during the first quarter of 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As of the date of this report and except as set forth below, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on April 12, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Securities Authorized for Issuance under Equity Incentive Plans

The following table presents information regarding equity instruments outstanding under our 2014 Equity Incentive Plan as of March 31, 2022:

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

May 13, 2022	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jiansong Wang
Jiansong Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)