Form 10-Q
period 2022-06-30
Ever-Glory International Group, Inc.
filed 2022-08-12
CIK 943184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

86 25-5209-6831

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

Securities registered under Section 12(g) of the Act:  None.

As of August 11, 2022, 14,818,006 and 14,655,926 shares of the Company’s common stock, $0.001 par value, were issued and outstanding, respectively.

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

ii

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

	June 30, 2022	December 31, 2021
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$32,880	$56,573
Restricted cash	42,316	40,768
Trading securities	2,550	3,251
Accounts receivable, net	60,039	69,859
Inventories	66,003	63,841
Advances on inventory purchases	4,683	8,179
Value added tax receivable	2,072	1,693
Other receivables and prepaid expenses	6,118	6,345
Amounts due from related parties	1,387	220
Total Current Assets	218,048	250,729

NON-CURRENT ASSETS
Equity security investment	5,416	5,682
Intangible assets, net	4,494	4,794
Property and equipment, net	33,621	36,340
Operating lease right-of-use assets	40,131	50,077
Deferred tax assets	-	899
Other non-current assets	2,980	784
Total Non-Current Assets	86,642	98,576
TOTAL ASSETS	$304,690	$349,305

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank loans	$65,560	$68,992
Accounts payable	52,362	67,930
Accounts payable and other payables – related parties	1,752	1,332
Other payables and accrued liabilities	13,833	18,531
Value added and other taxes payable	425	999
Income tax payable	558	334
Current operating lease liabilities	32,229	41,633
Total Current Liabilities	166,719	199,751

Deferred tax liabilities	243	-
Non-current operating lease liabilities	8,070	8,596
TOTAL LIABILITIES	175,032	208,347

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, authorized 50,000,000 shares, 14,814,354 and 14,652,274 issued and outstanding as of June 30, 2022, respectively, 14,812,312 and 14,664,978 issued and outstanding as of December 31, 2021, respectively)	15	15
Additional paid-in capital	3,665	3,660
Retained earnings	105,521	108,210
Statutory reserve	21,245	21,245
Treasury stock (at cost,162,080 and 147,334 shares at June 30, 2022 and December 31, 2021, respectively)	(400)	(363)
Accumulated other comprehensive (loss) income	(388)	8,191

Total Equity	129,658	140,958
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$304,690	$349,305

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
NET SALES	$63,812	$60,555	$128,585	$131,369
COST OF SALES	43,403	42,163	90,804	90,541

GROSS PROFIT	20,409	18,392	37,781	40,828

OPERATING EXPENSES
Selling expenses	11,675	14,503	25,361	30,052
General and administrative expenses	5,521	7,662	12,515	15,513
Total Operating Expenses	17,196	22,165	37,876	45,565

INCOME (LOSS) FROM OPERATIONS	3,213	(3,773)	(95)	(4,737)

OTHER INCOME (EXPENSES)
Interest income	91	527	277	752
Interest expense	(321)	(200)	(934)	(692)
Government subsidy	202	243	205	502
Gain (loss) from changes in fair values of investments	90	2,041	(672)	2,275
Other income	51	477	568	774
Total Other Income (Expenses), Net	113	3,088	(556)	3,611

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	3,326	(685)	(651)	(1,126)

Income tax expense	(926)	(1,086)	(2,038)	(1,815)

NET INCOME (LOSS)	$2,400	$(1,771)	$(2,689)	$(2,941)

Foreign currency translation (loss) gain	(7,743)	3,434	(8,579)	2,083

COMPREHENSIVE (LOSS) INCOME	$(5,343)	1,663	$(11,268)	$(858)

EARNINGS (LOSS) PER SHARE
Basic and diluted	$0.16	$(0.12)	$(0.18)	$(0.20)
Weighted average number of shares outstanding basic and diluted	14,814,354	14,810,660	14,814,072	14,810,330

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

	Common Stock		Additional		Retained Earnings		Accumulated other	Amounts due from
	Shares	Amount	paid-in capital	Treasury stock	Unrestricted	Statutory reserve	comprehensive income (loss)	related party	Total equity
Balance at January 1, 2022	14,812,312	$15	$3,660	$(363)	$108,210	$21,245	$8,191	$-	$140,958
Stock issued for compensation	2,042	-	5	-	-	-	-	-	5
Net loss	-	-	-	-	(5,089)	-	-	-	(5,089)
Repurchase of 14,746 shares of common stock	-	-	-	(37)		-	-	-	(37)
Foreign currency translation loss							(836)		(836)
Balance at March 31, 2022	14,814,354	$15	$3,665	$(400)	$103,121	$21,245	$7,355	$-	$135,001
Net income	-	-	-	-	2,400	-	-	-	2,400
Foreign currency translation loss							(7,743)		(7,743)
Balance at June 30, 2022	14,814,354	$15	$3,665	$(400)	$105,521	$21,245	$(388)	-	$129,658

	Common Stock		Additional		Retained Earnings		Accumulated other	Amounts due from
	Shares	Amount	paid-in capital	Treasury Stock	Unrestricted	Statutory reserve	Comprehensive income	related party	Total equity
Balance at January 1, 2021	14,809,160	$15	$3,650	$-	$109,171	$20,376	$4,590	$(3,353)	$134,449
Stock issued for compensation	1,500	-	5	-	-	-	-	-	5
Net loss	-	-	-	-	(1,170)	-	-	-	(1,170)
Net cash received from related party under counter guarantee agreement	-	-	-	-	-	-	-	379	379
Foreign currency translation adjustment							(1,352)		(1,352)
Balance at March 31, 2021	14,810,660	$15	$3,655	$-	$108,001	$20,376	$3,238	$(2,974)	$132,311
Net loss	-	-	-	-	(1,771)	-	-	-	(1,771)
Transfer to reserve	-	-	-	-	-	-	-	-	-
Net cash received from related party under counter guarantee agreement	-	-	-	-	-	-	-	386	386
Foreign currency translation adjustment							3,434		3,434
Balance at June 30, 2021	14,810,660	$15	$3,655	$-	$106,230	$20,376	$6,672	$(2,588)	$134,360

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

	Six Months Ended
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,689)	(2,941)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,880	3,212
Loss from sale of property and equipment	96	463
Provision of bad debt allowance	677	652
Provision for obsolete inventories	2,611	5,530
Changes in fair value of trading securities	689	(321)
Changes in fair value of investments	(17)	(1,954)
Deferred income tax	1,136	604
Stock-based compensation	5	5
Changes in operating assets and liabilities
Accounts receivable	6,649	13,433
Inventories	(7,564)	(11,346)
Value added tax receivable	(479)	(562)
Other receivables and prepaid expenses	(122)	(632)
Advances on inventory purchases	3,197	2,928
Amounts due from related parties	(1,176)	546
Accounts payable	(11,734)	(17,753)
Accounts payable and other payables- related parties	494	(1,763)
Other payables and accrued liabilities	(5,066)	1,201
Value added and other taxes payable	(543)	(1,209)
Income tax payable	250	(581)
Net cash used in operating activities	(9,706)	(10,488)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment and intangible asset	(2,940)	(4,452)
Net proceeds from sale (purchase) of trading securities	11	(1,468)
Investment payment	(2,313)	-
Net cash used in investing activities	(5,242)	(5,920)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	24,672	12,841
Repayment of bank loans	(24,672)	(13,905)
Repurchase of common stock	(37)	-
Net collection of amounts due from related party (equity)	-	798
Net cash used in provided by financing activities	(37)	(266)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7,160)	1,639

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(22,145)	(15,035)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	97,341	121,723

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$75,196	$106,688

Reconciliation of cash, cash equivalents and restricted cash reported within their consolidated balance sheets:

Cash and Cash Equivalents	32,880	63,963
Restricted cash	42,316	42,725
	$75,196	$106,688

Cash paid during the period for:
Interest	$934	$692
Income taxes	$2,038	$1,815

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

Nanjing Rui Lian was closed in April 2022, which is not a strategic shift and does not have major effect on the Company’s operations or financial results and the disposal loss was immaterial to the financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations and comprehensive income (loss), condensed consolidated statements of equity, and condensed consolidated statements of cash flows for the three and six months ended June 30, 2022 and 2021. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements.

Wholesale revenues are generally higher in the third and fourth fiscal quarters, while retail revenues are generally higher in the first and fourth fiscal quarters. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Use of Estimates

In preparing our condensed consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates include the assumptions used to value tax liabilities, the estimates of the allowance for deferred tax assets, the accounts receivable allowance, impairment of long-lived assets, and inventory write off.

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

NOTE 3 INVESTMENTS

Trading securities

Investments in equity securities of certain US and HK public companies are accounted for as trading securities and measured subsequently at fair value in the consolidated balance sheets. Net gains and losses recognized during the three and six months are summarized as follows (In thousands of U.S. Dollars).

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands of U.S. Dollars)
Net gains recognized during the period on equity securities	(406)	59	(689)	321
Less: Net gains recognized during the period on equity securities sold during the period	14	-	12	54
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$(420)	$59	$(701)	$267

Equity security investment

In August 2020, Ever-Glory Apparel invested approximately $3.0 million (RMB 20.0 million) for 2.38% ownership in a partnership (“Partnership”). In December 2020, the Partnership invested in a public company in China. As a limited partner, the Company does not have ability to exercise significant influence due to lack of kick-out rights through voting interests. In the meantime, the Company entered an agreement with the general partner of the Partnership (GP) and an individual that the Company has the privilege to sell the ownership interests in the Partnership to GP or the individual for the consideration of the average net asset value ten trading days prior to the closing date, if the Company is not able to withdraw any part of the original investment from the Partnership in the twelve-month period beginning the third year of the initial investment (“optional withdrawal period”). If the Company opts to withdraw entire investment during the optional withdrawal period, the GP will compensate up to 8% of annual return on investment. If the return on investment is in excess of 8% for any portion of the investment withdrawn during the optional withdrawal period, then 20% of the return in excess of 8% will be shared with the individual. The Company may also continue to invest in the Partnership beyond the optional withdrawal period, but none of above agreement with the GP and the individual is in place.

In December 2020, the Partnership invested in a public company in China. Since there is readily determinable fair value of the equity investment, the Company started to measure its equity investment at fair value using the public company’s stock price and the Company’s shares since December 31, 2020. At each reporting period, the Company makes a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. There is no significant adverse change in the regulatory, economic, or technological environment of the investee. Therefore, the investment was not impaired at June 30, 2022.

Investment advances

In September 2021, Goldenway signed an agreement and promised to invest approximately $7.5 million (RMB 50.0 million) cash for 20% interest of a Chinese private company. Under the agreement, Goldenway has the liquidation privilege to receive its share of the investee’s residual of its liquidated assets. If Goldenway’s share is less than its original investment amount plus 8% of annual return on investment, all other shareholders who signed this agreement shall use their shares of the liquidated assets to compensate Goldenway. The investee also shall compensate Goldenway if the investee cannot make agreed upon profits and maintain the number of customers. As of June 30, 2022, Goldenway advanced approximately $3.0 million (RMB 20.0 million) to the investee. The investment advances were recorded as other non-current assets.

NOTE 4 INVENTORIES

Inventories at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
	(In thousands of U.S. Dollars)
Raw materials	$1,596	$1,375
Work-in-progress	24,437	14,375
Finished goods	39,970	48,091
Total inventories	$66,003	$63,841

NOTE 5 RESTRICTED CASH

As of June 30, 2022 and December 31, 2021, restricted cash of approximately $41.7 million (RMB280.0 million) and approximately $39.2 million (RMB250.0 million) were cash on demand and time deposits pledged to Shanghai Pudong Development Bank for loans. As of June 30, 2022 and December 31, 2021, restricted cash of approximately $0.6 million (RMB4.0 million) and approximately $1.6 million (RMB10.0 million) were cash on demand and time deposits pledged to Nanjing Bank. (see Note 6)

NOTE 6 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short term bank loans consisted of the following as of June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
Bank	(In thousands of U.S. Dollars)
Shanghai Pudong Development Bank	$41,720	$39,200
Industrial and Commercial Bank of China	20,860	21,952
Nanjing Bank	2,980	7,840
	$65,560	$68,992

From March 2020 to July 2020, Ever-Glory Apparel entered into a certificate of three-year time deposit of approximately $28.3 million (RMB190.0 million) with the Shanghai Pudong Development Bank with annual interest rates ranging from 3.75% to 3.99%. From August to November 2021, Ever-Glory Apparel pledged the certificate of three-year time deposit to the Shanghai Pudong Development Bank and Ever-Glory Apparel had borrowed approximately $26.8 million (RMB 180.0 million) under this line of certificate with an annual interest rate from 2.60% to 2.65% and due between August to November 2022.

In December 2020, Goldenway entered into a certificate of three-year time deposit of approximately $16.4 million (RMB110.0 million) with the Shanghai Pudong Development Bank with an annual interest rate of 3.85%. From February to June 2022, Goldenway pledged the certificate of three-year time deposit to the Shanghai Pudong Development Bank and Goldenway had borrowed approximately $14.9 million (RMB100.0 million) under this line of certificate with annual interest rate from 2.15% to 2.60%, due between February to April 2023.

In April 2020, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $6.0 million (RMB40.0 million). These loans are collateralized by the Company’s property and equipment. As of June 30, 2022, Goldenway had borrowed approximately $6.0 million (RMB40.0 million) from Industrial and Commercial Bank of China with an annual interest rate 4.57% and due in August 2022.

In August 2019, Ever-Glory Apparel entered into a line of credit agreement for approximately $14.9 million (RMB100.0 million) with Industrial and Commercial Bank of China, which is collateralized by assets of Jiangsu LA GO GO, Tianjin LA GO GO and Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer, under a collateral agreement executed among Ever-Glory Apparel, Jiangsu LA GO GO , Tianjin LA GO GO, Jiangsu Ever-Glory and the bank. As of June 30, 2022, Ever-Glory Apparel had borrowed approximately $14.9 million (RMB 100.0 million) under this line of credit with annual interest rates ranging from 3.92% to 4.35% and due between August 2022 to June 2023.

In April 2020, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $6.7 million (RMB45.0 million). In May 2021, Goldenway pledged $0.6 million (RMB4.0 million) to Nanjing Bank, and the maximum amount available from this line of credit increased to $7.3 million (RMB49.0 million). These loans are collateralized by the Company’s property and equipment and guaranteed by Jiangsu Ever-Glory. In September 2021, Goldenway borrowed approximately $3.0 million (RMB 20.0 million) with an annual interest rate 3.44% and due in September 2022. As of June 30, 2022, approximately $4.3 million (RMB 29.0 million) was unused and available under this line of credit.

All bank loans are used to fund our daily operations. There were no loans in default as of June 30, 2022.

Total interest expense on bank loans amounted to approximately $0.9 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively, and approximately $0.3 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively.

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

After the tax liability adjustment resulted from the reevaluation of the Company’s tax position (resulting in the company allocating substantially all of the earnings of the Samoan subsidiary to the PRC and reporting such earnings as taxable in the PRC), pre-tax income (loss) for the three and six months ended June 30, 2022 and 2021 was taxable in the following jurisdictions:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands of U.S. Dollars)
PRC	3,330	(682)	(644)	(1,121)
Others	(4)	(3)	(7)	(5)
	$3,326	$(685)	$(651)	$(1,126)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and six months ended June 30, 2022 and 2021:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
U.S. tax rate	21.0%	21.0%	21.0%	21.0%
Valuation allowance recognized with respect to the loss	(1.6)%	(239.2)%	(315.1)%	(186.2)%
Foreign tax rate differential	4.0%	4.0%	4.0%	4.0%
Others	4.5%	55.8%	(23.0)%	-
Effective income tax rate	27.9%	(158.4)%	(313.1)%	(161.2)%

Income tax expense for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Current
U.S. Federal
Foreign	$481	$512	$896	$1,218
Total Current	$481	$512	$896	$1,218
Deferred
U.S. Federal
Foreign	$445	$574	$1,142	$597
Total Deferred	$445	$574	$1,142	$597
Income tax expense	$926	$1,086	$2,038	$1,815

 Deferred tax assets net of valuation allowance as of:

	June 30, 2022	December 31, 2021
	(In thousands of U.S. Dollars)
Inventories, net	$2,336	$1,684
Accounts receivable, net	758	624
Deferred income	889	2,387
Accrued expenses	1,389	2,464
Depreciation	187	108
Net operating loss carryforward	4,690	3,782
Deferred tax assets	10,249	11,049
Valuation allowance	(10,249)	(10,150)
Deferred tax assets, net	$0	$899

The U.S. Tax Reform signed into law on December 22, 2017 significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, there is no deferred tax expense (income) relating to the Tax Act changes for the three and six months ended June 30, 2022 and 2021.

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

Treasury stock (after “stock issued to independent directors”)

In August 2021, the Company’s Board of Directors authorized and the Company repurchased 147,334 shares of its common stock through negotiated transactions.  In January 2022, the Company repurchased additional 14,746 shares. These treasury shares may be resold or cancelled in the future. The treasury stock is carried at cost of $400 as of June 30, 2022.

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

Other income from Wubijia for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In thousands of U.S. Dollars)
The Company received from the customers	$-	$-	$-	$3
The Company paid to Wubijia	-	-	-	(3)
The net income recorded as other income	$-	$-	$-	$-

Included in other income for the years ended June 30, 2022 and 2021 is rental income from EsC’Lav, the entity controlled by Mr. Kang under operating lease agreement with term through 2022. The rental income is $0, $6,391, $6,502 and $12,757 for the three and six months ended June 30, 2022 and 2021, respectively. The rent is exempted for three months ended June 30,2022 due to outbreak of Covid-19 in China.

Other expenses due to Related Parties

Included in other expenses for the three and six months ended June 30, 2022 and 2021 are rent costs due to entities controlled by Mr. Kang under operating lease agreements as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands of U.S. Dollars)
Chuzhou Huarui	54	55	110	110
Kunshan Enjin	11	24	23	47
Total	$65	$79	$133	$157

The Company leases Chuzhou Huarui and Kunshan Enjin’s warehouse spaces because the locations are convenient for transportation and distribution.

Purchases from and sub-contracts with Related Parties

The Company purchased raw materials from Nanjing Knitting totaling $0.2 million, $0.7 million, $0.4 million and $0.9 million during the three and six months ended June 30, 2022 and 2021, respectively.

In addition, the Company sub-contracted certain manufacturing work to related companies totaled $7.6 million, $5.3 million, $12.2 million and $10.1 million for the three and six months ended June 30, 2022 and 2021, respectively. The Company provided raw materials to the sub-contractors and charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands of U.S. Dollars)
Chuzhou Huarui	$638	$370	$939	$861
Fengyang Huarui	321	332	609	651
Nanjing Ever-Kyowa	343	319	781	710
Ever-Glory Vietnam	6,218	3,360	9,487	6,443
Nanjing Knitting	121	917	366	917
EsCeLav	-	31	-	37
Jiangsu Ever-Glory	-	7	-	464
	$7,641	$5,336	$12,182	$10,083

Accounts Payable – Related Parties

The accounts payable to related parties at June 30, 2022 and December 31, 2021 are as follows:

	2022	2021
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$-	395
Fengyang Huarui	-	161
Nanjing Ever-Kyowa	279	-
Chuzhou Huarui	842	59
Nanjing Knitting	603	668
Jiangsu Ever-Glory	28	49
Total	$1,752	$1,332

Amounts Due From Related Parties-current assets

The amounts due from related parties at June 30, 2022 and December 31, 2021 are as follows:

	2022	2021
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$-	$220
Fengyang Huarui	110	-
Ever-Glory Vietnam	1,277	-
Total	$1,387	$220

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. During three and six months ended June 30, 2022 and 2021, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices.  The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at a cost of $0 million, $1.0 million, $0.02 million and $2.8 million during the three and six months ended June 30, 2022 and 2021, respectively. Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at a cost of $0, $0, $0 and $0.5 million during the three and six months ended June 30, 2022 and 2021, respectively.

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

In the six months ended June 30, 2022, the costs of the leases recognized in cost of revenues and general administrative expenses are $9.9 million and $0.4 million, respectively. Cash paid for the operating leases including in the operating cash flows was $10.3 million. In the six months ended June 30, 2021, the costs of the leases recognized in cost of revenues and general administrative expenses are $15.9 and $0.2 million, respectively. Cash paid for the operating leases including in the operating cash flows was $16.1 million.

The following table summarizes the maturity of operating lease liabilities:

Year ending June 30, (In thousands of U.S. Dollars)
2022	$361
2023	835
2024	417
2025	417
2026	418
Thereafter	12,032
Total lease payment	14,480
Less: Interest	6,410
Total	$8,070

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

Concentration risk

For the three months ended June 30, 2022, the Company had one wholesale customer that represented approximately 33% of the Company’s revenues. For the six months ended June 30, 2022, the Company had one wholesale customer that represented approximately 24% of the Company’s revenues. For the three months ended June 30, 2021, the Company had one wholesale customer that represented approximately 19% of the Company’s revenues. For the six months ended June 30, 2021, the Company had one wholesale customer that represented approximately 11% of the Company’s revenues.

For the wholesale business, the Company did not rely on any raw material supplier that represented more than 10% of the total raw material purchases during the three and six months ended June 30, 2022 and 2021.

For the retail business, the Company relied on two raw material suppliers that represented approximately 62% and 14% of raw material purchases during the six months ended June 30, 2022. For the Company’s retail business, the Company relied on four raw material suppliers that represented approximately 33%, 27%, 16% and 11% of raw material purchases during the six months ended June 30, 2021.

For the wholesale business, the Company relied on one finished goods supplier which is a related party that represented 31.5% of the total raw material purchases during the six months ended June 30, 2022. For the wholesale business, the Company relied on one finished goods supplier which is a related party that represented 31.1% of the total raw material purchases during the six months ended June 30, 2021.

For the retail business, the Company did not rely on any supplier that represented more than 10% of the total finished goods purchases during the six months ended June 30, 2022 and 2021.

The Company’s revenues for the three and six months ended June 30, 2022 and 2021 were earned in the following geographic areas:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In thousands of U.S. Dollars)
The People’s Republic of China	$5,816	$4,356	$14,991	$11,846
Hong Kong China	3,659	2,914	7,952	6,971
United Kingdom	4,760	2,485	5,519	3,538
Europe-Other	7,985	5,913	12,912	10,059
Japan	1,493	1,550	6,638	4,955
United States	18,716	9,209	24,294	12,277
Total wholesale business	42,429	26,427	72,306	49,646
Retail business	21,383	34,128	56,279	81,723
Total	$63,812	$60,555	$128,585	$131,369

NOTE 12 SEGMENTS

The Company reports financial and operating information in the following two segments:

(a)	Wholesale segment

(b)	Retail segment

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
Six months ended June 30, 2022
Segment profit or loss:
Net revenue from external customers	$72,305	56,280	128,585
Loss (Income) from operations	$3,969	(4,064)	(95)
Interest income	$260	17	277
Interest expense	$934	-	934
Depreciation and amortization	$818	3,062	3,880
Loss before income tax expense	3,066	(3,717)	(651)
Income tax expense	$919	1,119	2,038
Segment assets:
Additions to property, plant and equipment	1,984	931	2,915
Inventory	29,418	36,585	66,003
Total assets	177,548	127,142	304,690

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
Six months ended June 30, 2021
Segment profit or loss:
Net revenue from external customers	$49,646	81,723	131,369
Loss from operations	$(3,371)	(1,366)	(4,737)
Interest income	$699	53	752
Interest expense	$639	53	692
Depreciation and amortization	$310	2,902	3,212
Loss before income tax expense	(440)	(686)	(1,126)
Income tax expense	$804	1,011	1,815
Segment assets:
Additions to property, plant and equipment	1,778	2,674	4,452
Inventory	26,931	33,259	60,190
Total assets	178,713	141,624	320,337

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
Three months ended June 30, 2022
Segment profit or loss:
Net revenue from external customers	$42,429	21,383	63,812
Income(loss) from operations	$3,478	(265)	3,213
Interest income	$88	3	91
Interest expense	$321	-	321
Depreciation and amortization	$355	1,378	1,733
Income before income tax expense	3,560	(234)	3,326
Income tax expense	$506	420	926

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
Three months ended June 30, 2021
Segment profit or loss:
Net revenue from external customers	$26,427	34,128	60,555
Loss from operations	$(2,666)	(1,107)	(3,773)
Interest income	$502	25	527
Interest expense	$173	27	200
Depreciation and amortization	$70	1,800	1,870
Loss before income tax expense	(53)	(632)	(685)
Income tax expense	$479	607	1,086

NOTE 13 SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2022 have been incorporated into these consolidated financial statements and there are no other significant subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2022 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Wholesale Business

We conduct our original design manufacturing (“ODM”) operations through seven wholly owned subsidiaries which are located in the Nanjing Jiangning Economic and Technological Development Zone and Shang Fang Town in the Jiangning District in Nanjing, Jiangsu province, China, Chuzhou, Anhui province, China and Samoa: Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”), Goldenway Nanjing Garments Company Limited (“Goldenway”), Nanjing New-Tailun Garments Company Limited (“New Tailun”), Nanjing Catch-Luck Garments Co., Ltd. (“Catch-Luck”), Chuzhou Huirui Garments Co., Ltd. (“Huirui), Haian Tai Xin Garments Trading Company Limited (“Haian Tai Xin”), Nanjing Rui Lian Technology Company Limited (“Nanjing Rui Lian”), Ever-Glory Supply Chain Service Co., Limited (“Ever-Glory Supply Chain”) and Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”). Nanjing Rui Lian was closed in April 2022.

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

Retail Business

The business objectives for our retail segment are to establish leading brands of women’s apparel and to build a nationwide retail network in China. As of June 30, 2022, we had 816 stores (including store-in-stores), which includes 11 stores that were opened and 75 stores that were closed in the first half year of 2022. We expect to increase an additional 50 to 100 stores in 2022.

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

In September 2021, Goldenway signed an agreement and promised to invest approximately $7.5 million (RMB 50.0 million) in a Chinese private company for 20% shares of the investee. As of June 30, 2022, Goldenway advanced approximately $3.0 million (RMB 20.0 million) to the investee. The investment advances were recorded as other non-current assets.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”; In November 2019, the FASB issued ASU No. 2019-10 “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates”; In March 2020, the FASB issued ASU No. 2020-03 “Codification Improvements to Financial Instruments”; which modifies the measurement of expected credit losses of certain financial instruments. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2022. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s consolidated financial statements.

Results of Operations for the three months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021. The table and the discussion below should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended June 30,
	2022		2021
	(In thousands of U.S. dollars, except for percentages)
Sales	$63,812	100.0%	$60,555	100.0%
Gross Profit	$20,409	32.0%	$18,392	30.4%
Operating Expense	$17,196	26.9%	$22,165	36.6%
Income (Loss) From Operations	$3,213	5.0%	$(3,773)	(6.2)%
Other Income	$113	0.2%	$3,088	5.1%
Income tax expense	$926	1.5%	$1,086	1.8%
Net Income (Loss)	$2,400	3.8%	$(1,771)	(2.9)%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended June 30, 2022 and 2021.

	2022		2021		Growth (Decrease)
Wholesale business	(In thousands of U.S. dollars)	% of total sales	(In thousands of U.S. dollars)	% of total sales	in 2022 compared with 2021
Mainland China	$5,816	9.1%	$4,356	7.2%	33.5%
Hong Kong China	3,659	5.7	2,914	4.8	25.6
United Kingdom	4,760	7.5	2,485	4.1	91.5
Europe-Other	7,985	12.5	5,913	9.8	35.0
Japan	1,493	2.3	1,550	2.6	(3.7)
United States	18,716	29.3	9,209	15.2	103.2
Total Wholesale business	42,429	66.5	26,427	43.6	60.5
Retail business	21,383	33.5	34,128	56.4	(37.3)
Total sales	$63,812	100.0%	$60,555	100.0%	5.4%

Sales for the three months ended June 30, 2022 were $63.8 million, a 5.4% increase compared with the three months ended June 30, 2021. This increase was primarily attributable to a 60.5% ($16.0 million) increase in our wholesale business, offset by a 37.3% ($12.7 million) decrease in our retail business.

Sales generated from our wholesale business contributed 66.5% or $42.4 million of our total sales for the three months ended June 30, 2022, a 60.5% increase compared with 43.6% or $26.4 million in the three months ended June 30, 2021. This increase was primarily attributable to an increase in sales in Mainland China, Hong Kong, United Kingdom , Europe-Other and United States, partially offset by a decrease in sales in Japan.

Sales generated from our retail business contributed 33.5% or $21.4 million of our total sales for the three months ended June 30, 2022, a 37.3% decrease compared with 56.4% or $34.1 million in the three months ended June 30, 2021. This decrease was primarily due to outbreak of COVID-19 . The outbreak in China resulted in the reduction of customer traffic and temporary closures of shopping malls as mandated by the provincial governments in various provinces of China, which had adversely affected our retail business with a decline in sales.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended June 30, 2022 and 2021.

					Growth
					(Decrease) in
	Three months ended June 30,				2022
	2022		2021		Compared
	(In thousands of U.S. dollars, except for percentages)				with 2021
Net Sales for Wholesale Sales	$42,429	100.0%	$26,427	100.0%	60.5%
Raw Materials	16,701	39.4	11,407	43.2	46.4
Labor	475	1.1	386	1.4	23.1
Outsourced Production Costs	17,117	40.3	10,943	41.4	56.4
Other and Overhead	149	0.4	95	0.4	56.8
Total Cost of Sales for Wholesale	34,442	81.2	22,831	86.4	50.9
Gross Profit for Wholesale	7,987	18.8	3,596	13.6	122.1
Net Sales for Retail	21,383	100.0	34,128	100.0	(37.3)
Production Costs	6,075	28.4	13,390	39.2	(54.6)
Rent	2,886	13.5	5,942	17.4	(51.4)
Total Cost of Sales for Retail	8,961	41.9	19,332	56.6	(53.6)
Gross Profit for Retail	12,422	58.1	14,796	43.4	(16.0)
Total Cost of Sales	43,403	68.0	42,163	69.6	2.9
Gross Profit	$20,409	32.0%	$18,392	30.4%	11.0%

Raw material costs for our wholesale business were 39.4% of our total wholesale business sales in the three months ended June 30, 2021, compared with 43.2% in the three months ended June 30, 2021. The decrease was mainly due to lower raw material prices.

Labor costs for our wholesale business were 1.1% (0.5 million) of our total wholesale business sales in the three months ended June 30, 2022, compared with 1.4%（0.4 million) in the three months ended June 30, 2021. There were no significant changes.

Outsourced production costs for our wholesale business for the three months ended June 30, 2022 increased by 56.4% to $17.1 million from $10.9 million for the three months ended June 30, 2021. Outsourced production costs accounted for 40.3% of our total wholesale business sales in the three months ended June 30, 2022, compare with 41.4% in the three months ended June 30, 2021. There were no significant changes in percentage of sales.

Overhead and other expenses for our wholesale business accounted for 0.4% of our total wholesale business sales for the three months ended June 30, 2022, compared with 0.4% of total wholesale business sales for the three months ended June 30, 2021.

Wholesale business gross profit for the three months ended June 30, 2022 was $8.0 million compared with $3.6 million for the three months ended June 30, 2021. Gross profit accounted for 18.8% of our total wholesale sales for the three months ended June 30, 2022, compared with 13.6% for the three months ended June 30, 2021. The increase was mainly due to purchase a large amount raw materials at lower prices.

Production costs for our retail business were $6.1 million for the three months ended June 30, 2022 compared with $13.4 million during the three months ended June 30, 2021. Retail production costs accounted for 28.4% of our total retail sales in the three months ended June 30, 2022, compared with 39.2% for the three months ended June 30, 2021. The decrease in amount was due to lower sales in 2022 because of COVID-19.

Rent costs for our retail business for the three months ended June 30, 2022 were $2.9 million compared with $5.9 million for the three months ended June 30, 2021. Rent costs for our retail business accounted for 13.5% of our total retail sales for the three months ended June 30, 2022, compared with 17.4% for the three months ended June 30, 2021. The decrease was primarily attributable to the rent reduction in 2022 for the influence of COVID-19.

Gross profit in our retail business for the three months ended June 30, 2022 was $12.4 million and gross margin was 58.1%. Gross profit in our retail business for the three months ended June 30, 2021 was $14.8 million and gross margin was 43.4%.

Total cost of sales for the three months ended June 30, 2022 was $43.4 million, a 2.9% increase from $42.2 million for the three months ended June 30, 2021. Total cost of sales as a percentage of total sales for the three months ended June 30, 2022 was 68.0%, compared with 69.6% for the three months ended June 30, 2021. Gross margin for the three months ended June 30, 2022 was 32.0% compared with 30.4% for the three months ended June 30, 2021.

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

	Three Months Ended June 30,				Increase (Decrease) in 2022
	2022		2021		Compared
	(In thousands of U.S. dollars, except for percentages)				to 2021
Gross Profit	$20,409	32.0%	$18,392	30.4%	11.0%
Operating Expenses:
Selling Expenses	11,675	18.3	14,503	24.0	(19.5)
General and Administrative Expenses	5,521	8.7	7,662	12.7	(27.9)
Total	17,196	26.9	22,165	36.6	(22.4)
Income (loss) from Operations	$3,213	5.0%	$(3,773)	(6.2)%	185.1%

Selling expenses for the three months ended June 30, 2022 decreased by 19.5% to $11.7 million from $14.5 million for the three months ended June 30, 2021. The decrease was attributable to the decreased average salaries and decreased business trips.

General and administrative expenses for the three months ended June 30, 2022 decreased by 27.9% to $5.5 million from $7.7 million for the three months ended June 30, 2021. The decrease was attributable to the decreased publicity expense and the depreciation of RMB .

Income(Loss) from Operations

Income from operations for the three months ended June 30, 2022 was $3.2 million, an increase of 185.1% from $3.8 million of loss for the three months ended June 30, 2021. Income from operations for the three months ended June 30, 2022 accounted for 5.0% of our total sales, while the three months ended June 30, 2021 accounted for 6.2% of our total sales.

Interest Expense

Interest expense for the three months ended June 30, 2022 was $0.3 million, while interest expense was $0.2 million for the three months ended June 30, 2021. The increase was due to the slightly increased bank loans.

Income Tax Expenses

Income tax expense was $0.9 million and $1.1 million for the three months ended June 30, 2022 and 2021, respectively.

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

Net Income (Loss)

Net income for the three months ended June 30, 2022 was $2.4 million, and net loss for the three months ended June 30, 2021 was $1.8 million.

Results of Operations for the six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Six Months Ended June 30,
	2022		2021
	(In thousands of U.S. Dollars, except for percentages)
Sales	$128,585	100.0%	$131,369	100.0%
Gross Profit	37,781	29.4	40,828	31.1
Operating Expense	37,876	29.5	45,565	34.7
Loss From Operations	(95)	(0.1)	(4,737)	(3.6)
Other Expense(Income)	(556)	(0.4)	3,611	2.7
Income tax expense	2,038	1.6	1,815	1.4
Net Loss	$(2,689)	(2.1)%	$(2,941)	(2.2)%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the six months ended June 30, 2022 and 2021.

	2022		2021		Growth (Decrease)
Wholesale business	(In thousands of U.S. dollars)	% of total sales	(In thousands of U.S. dollars)	% of total sales	in 2022 compared with 2021
Mainland China	$14,991	11.7%	$11,846	9.0%	26.5%
Hong Kong China	7,952	6.2	6,971	5.3	14.1
United Kingdom	5,519	4.3	3,538	2.7	56.0
Europe-Other	12,912	10.0	10,059	7.7	28.4
Japan	6,638	5.2	4,955	3.8	34.0
United States	24,294	18.8	12,277	9.3	97.9
Total Wholesale business	72,306	56.2	49,646	37.8	45.6
Retail business	56,279	43.8	81,723	62.2	(31.1)
Total sales	$128,585	100.0%	$131,369	100.0%	(2.1)%

Sales for the six months ended June 30, 2022 were $128.6 million, a decrease of 2.1% from the six months ended June 30, 2021. This decrease was primarily attributable to a 45.6% (22.7million) increase in sales in our wholesale business and a 31.1% (25.4 million) decrease in our retail business.

Sales generated from our wholesale business contributed 56.2% or $72.3 million of our total sales for the six months ended June 30, 2022, an increase of 45.6% compared with 37.8% or $49.6 million in the six months ended June 30, 2021. This increase was primarily attributable to increased sales in all countries we have wholesale business with.

Sales generated from our retail business contributed 43.8% or $56.3 million of our total sales for the six months ended June 30, 2022, a decrease of 31.1% compared with 62.2% or $81.7 million in the six months ended June 30, 2021. This decrease was primarily due to a decrease in same store sales and outbreak of COVID-19. The outbreak in China resulted in the reduction of customer traffic and temporary closures of shopping malls as mandated by the provincial governments in various provinces of China, which had adversely affected our retail business with a decline in sales.

Total retail store square footage and sales per square foot for the six months ended June 30, 2022 and 2021 are as follows:

	2022	2021
Total store square footage	922,423	1,011,506
Number of stores	816	931
Average store size, square feet	1,130	1,086
Total store sales (in thousands of U.S. dollars)	$56,279	$81,723
Sales per square foot	$61	$81

Same store sales and newly opened store sales for the six months ended June 30, 2022 and 2021 are as follows:

	2022	2021
	(In thousands of U.S. dollars)
Sales from stores opened for a full year	$45,514	$62,067
Sales from newly opened store sales	$2,769	$7,566
Sales from e-commerce platform	$5,838	$6,649
Other*	$2,158	$5,441
Total	$56,279	$81,723

*	Primarily sales from stores that were closed in the current reporting period.

We remodeled or relocated 137 stores in year 2021, and 13 stores during the six months ended June 30, 2022. We plan to relocate or remodel 50 to 100 stores in 2022. Remodels and relocations typically drive incremental same-store sales growth. A relocation typically results in an improved, more visible and accessible location, and usually includes increased square footage. We believe we will continue to have opportunities for additional remodels and relocations beyond 2022.  Same-store sales are calculated based upon stores that were open at least 12 full fiscal months in each reporting period and remain open at the end of each reporting period.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the six months ended June 30, 2022 and 2021.

					Growth
					(Decrease) in
	Six months ended June 30,				2022
	2022		2021		Compared
	(In thousands of U.S. dollars, except for percentages)				with 2021
Net Sales for Wholesale Sales	$72,306	100.0%	$49,646	100.0%	45.6%
Raw Materials	30,075	41.6	21,793	43.9	38.0
Labor	920	1.3	719	1.4	28.0
Outsourced Production Costs	27,322	37.8	18,776	37.8	45.5
Other and Overhead	290	0.4	200	0.4	45.0
Total Cost of Sales for Wholesale	58,608	81.1	41,488	83.6	41.3
Gross Profit for Wholesale	13,698	18.9	8,158	16.4	67.9
Net Sales for Retail	56,279	100.0	81,723	100.0	(31.1)
Production Costs	22,125	39.3	33,151	40.6	(33.3)
Rent	10,071	17.9	15,902	19.5	(36.7)
Total Cost of Sales for Retail	32,196	57.2	49,053	60.0	(34.4)
Gross Profit for Retail	24,083	42.8	32,670	40.0	(26.3)
Total Cost of Sales	90,804	70.6	90,541	68.9	0.3
Gross Profit	$37,781	29.4%	$40,828	31.1%	(7.5)%

Raw material costs for our wholesale business were 41.6% of our total wholesale business sales in the six months ended June 30, 2022, compared with 43.9% in the six months ended June 30, 2021. The decrease was mainly due to lower cost of raw materials.

Labor costs for our wholesale business were 1.3% of our total wholesale business sales in the six months ended June 30, 2022, compared with 1.4% in the six months ended June 30, 2021. There were no significant changes.

Outsourced production costs for our wholesale business were 37.8% of our total sales in the six months ended June 30, 2022, compared with 37.8% in the six months ended June 30, 2021. There were no significant changes.

Overhead and other expenses for our wholesale business accounted for 0.4% and 0.4% of our total sales for the six months ended June 30, 2022 and 2021, respectively.

Gross profit for our wholesale business for the six months ended June 30, 2022 was $13.7 million, a 67.9% increase compared with the six months ended June 30, 2021. As a percentage of total wholesale business sales, gross profit was 18.9% of our total wholesale business sales for the six months ended June 30, 2022, compared with 16.4% for the six months ended June 30, 2021. The increase was mainly due to lower cost of raw materials.

Production costs for our retail business for the six months ended June 30, 2022 were $22.1 million compared with $33.2 million for the six months ended June 30, 2021. As a percentage of our total retail sales, production costs were 39.3% of our total retail sales for the six months ended June 30, 2022, compared with 40.6% for the six months ended June 30, 2021.There were no significant changes.

Rent costs for our retail business for the six months ended June 30, 2022 were $10.1 million compared with $15.9 million for the six months ended June 30, 2021. As a percentage of total retail sales, rent costs were 17.9% of our total retail sales for the six months ended June 30, 2022 compared with 19.5% for the six months ended June 30, 2021. The decrease in percentage was primarily attributable to the rent reduction in 2022 due to outbreak of COVID-19 in China.

Gross profit for our retail business for the six months ended June 30, 2022 was $24.1 million compared with $32.7 million for the six months ended June 30, 2021. Gross margin for our retail business for the six months ended June 30, 2022 was 42.8% compared with 40.0% for the six months ended June 30, 2021.

Total cost of sales for the six months ended June 30, 2022 was $90.8 million, a 0.3% increase compared with the six months ended June 30, 2021. As a percentage of total sales, total costs were 70.6% of total sales for the six months ended June 30, 2022, compared with 68.9% for the six months ended June 30, 2021. Total gross margin for the six months ended June 30, 2022 was 29.4% compared with 31.1% for the six months ended June 30, 2021.

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

	Six months ended June 30,				Increase (Decrease) in 2022
	2022		2021		Compared
	(In thousands of U.S. dollars, except for percentages)				to 2021
Gross Profit	$37,781	29.4%	$40,828	31.1%	(7.5)%
Operating Expenses:
Selling Expenses	25,361	19.7	30,052	22.9	(15.6)
General and Administrative Expenses	12,515	9.7	15,513	11.8	(19.3)
Total	37,876	29.5	45,565	34.7	(16.9)
Loss from Operations	$(95)	(0.1)%	$(4,737)	(3.6)%	(98.0)%

Selling expenses for the six months ended June 30, 2022 were $25.4 million, a 15.6% decrease compared with $30.1 million in the six months ended June 30, 2021. The decrease was attributable to the decreased average salaries and the marketing expenses associated with the promotion of the retail brand.

General and administrative expenses for the six months ended June 30, 2022 were $12.5 million a 19.3% decrease compared with the six months ended June 30, 2021. As a percentage of total sales, general and administrative expenses accounted for 9.7% of total sales for the six months ended June 30, 2022, compared with 11.8% of total sales for the six months ended June 30, 2021. The decrease was attributable to the decreased publicity expense and the depreciation of RMB .

Loss from Operations

Loss from operations for the six months ended June 30, 2022 was $0.1 million, a 98.0% decrease from $4.7 million of loss for the six months ended June 30, 2021.

Interest Expense

Interest expense was $0.9 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively. The increase was due to the increased bank loans.

Income Tax Expense

Income tax expense for the six months ended June 30, 2022 was $2.0 million, a 12.3% increase compared to the same period of 2021. The increase was primarily due to the higher PRC income which resulted in a higher income tax expense.

Net Loss

Net loss for the six months ended June 30, 2022 was $2.7 million, a decrease of 8.7% compared with $2.9 million of net loss from the same period in 2021. Basic and diluted loss per share was $0.18 and $0.20 for the six months ended June 30, 2022 and 2021, respectively.

Summary of Cash Flows

Summary cash flows information for the six months ended June 30, 2022 and 2021 is as follows:

	2022	2021
	(In thousands of U.S. dollars)
Net cash used in operating activities	$(9,706)	$(10,488)
Net cash used in investing activities	$(5,242)	$(5,920)
Net cash used in financing activities	$(37)	$(266)

Net cash used in operating activities was $9.7 million for the six months ended June 30, 2022, compared with $10.5 million used during the six months ended June 30, 2021. The decrease was primarily due to a decrease in accounts payable and other payable payments.

Net cash used in investing activities was $5.2 million for the six months ended June 30, 2022, compared with $5.9 million used during the six months ended June 30, 2021. This decrease was mainly due to that we purchased less properties and equipment than the same period last year.

Net cash used in financing activities was $0.04 million for the six months ended June 30, 2022, compared with $0.3 million net cash used during the six months ended June 30, 2021. This increase was primarily due to repayment of the bank loans. During the six months ended June 30, 2022, we repaid the same amount of bank loans as we received bank loan proceeds. During the same period last year, we repaid more bank loans than we received additional bank loan proceeds.

Liquidity and Capital Resources

As of June 30, 2022, we had cash and cash equivalents of $32.9 million, other current assets of $185.2 million and current liabilities of $166.7 million. We presently finance our operations primarily from cash flows from operations and borrowings from banks, and we anticipate that these will continue to be our primary source of funds to finance our short-term cash needs.

Bank Loans

From March 2020 to July 2020, Ever-Glory Apparel entered into a certificate of three-year time deposit of $28.3 million (RMB190.0 million) with the Shanghai Pudong Development Bank with annual interest rates ranging from 3.75% to 3.99%. From August to November 2021, Ever-Glory Apparel pledged the certificate of three-year time deposit to the Shanghai Pudong Development Bank and Ever-Glory Apparel had borrowed $26.8 million (RMB 180.0 million) under this line of certificate with an annual interest rate from 2.60% to 2.65% and due between August to November 2022.

In December 2020, Goldenway entered into a certificate of three-year time deposit of $16.4 million (RMB110.0 million) with the Shanghai Pudong Development Bank with an annual interest rate of 3.85%. From February to June 2022, Goldenway pledged the certificate of three-year time deposit to the Shanghai Pudong Development Bank and Goldenway had borrowed $14.9 million (RMB100.0 million) under this line of certificate with annual interest rate from 2.15% to 2.60%, due between February to April 2023.

In April 2020, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $6.0 million (RMB40.0 million). These loans are collateralized by the Company’s property and equipment. As of June 30, 2022, Goldenway had borrowed $6.0 million (RMB40.0 million) from Industrial and Commercial Bank of China with an annual interest rate 4.57% and due in August 2022.

In August 2019, Ever-Glory Apparel entered into a line of credit agreement for approximately $14.9 million (RMB100.0 million) with Industrial and Commercial Bank of China, which is collateralized by assets of Jiangsu LA GO GO, Tianjin LA GO GO and Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer, under a collateral agreement executed among Ever-Glory Apparel, Jiangsu LA GO GO , Tianjin LA GO GO, Jiangsu Ever-Glory and the bank. As of June 30, 2022, Ever-Glory Apparel had borrowed $14.9 million (RMB 100.0 million) under this line of credit with annual interest rates ranging from 3.92% to 4.35% and due between August 2022 to June 2023.

In April 2020, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $6.7 million (RMB45.0 million). In May 2021,Goldenway pledged $0.6 million (RMB4.0 million) to Nanjing Bank, and the maximum amount available from this line of credit increased to $7.3 million (RMB49.0 million).These loans are collateralized by the Company’s property and equipment and guaranteed by Jiangsu Ever-Glory. In September 2021, Goldenway borrowed $3.0 million (RMB 20.0 million) with an annual interest rate 3.44% and due in September 2022. As of June 30, 2022, approximately $4.3 million (RMB 29.0 million) was unused and available under this line of credit.

All bank loans are used to fund our daily operations. There were no loans in default as of June 30, 2022.

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

As of June 30, 2022, we had access to approximately $28.2 million in lines of credit, of which approximately $4.3 million was unused and available. These credit facilities do not include any covenants.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004, the exchange rate of RMB to the dollar remained constant at RMB 8.26 to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from RMB 8.26 to 8.09 to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of June 30, 2022, the market foreign exchange rate had increased to RMB 6.71 to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future and will pass some of the increased cost to our customers.

In addition, the financial statements of subsidiaries located in China (whose functional currency is RMB) are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation (loss) gain for the three and six months ended June 30, 2022 and 2021 was ($7.7) million, $3.4 million, ($8.6) million and $2.1 million, respectively.

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

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended June 30, 2022. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were operating effectively.

Changes in Internal Control Over Financial Reporting

Other than described above, during the second quarter of 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

Securities Authorized for Issuance under Equity Incentive Plans

The following table presents information regarding equity instruments outstanding under our 2014 Equity Incentive Plan as of June 30, 2022:

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

August 12, 2022	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jiansong Wang
Jiansong Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)