Form 10-Q
period 2022-09-30
Ever-Glory International Group, Inc.
filed 2022-11-15
CIK 943184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Securities registered under Section 12(g) of the Act:  None.

As of November 11, 2022, 14,818,006 shares of the Company’s common stock, $0.001 par value, the (“Common Stock”) were issued and 14,655,926 shares of Common Stock, were outstanding, respectively.

EVER-GLORY INTERNATIONAL GROUP, INC.

FORM 10-Q

i

Cautionary Note Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

●	Competition within our industry;

●	The impact (including travel and entry restrictions and quarantine) of public health epidemics, including the COVID-19 pandemic in China and the rest of the world, on the market we operate in and our business, results of operations and financial condition;

●	Seasonality of our sales;

●	Success of our investments in new product development

●	Our plans and ability to open new retail stores;

●	Success of our acquired businesses;

●	Our relationships with our major customers;

●	The popularity of our products;

●	Relationships with suppliers and cost of supplies;

●	Financial and economic conditions in Asia, Japan, Europe and the U.S.;

●	Anticipated effective tax rates in future years;

●	Regulatory requirements affecting our business;

●	Currency exchange rate fluctuations;

●	Our management of business through a U.S. publicly-traded and reporting company and the general reputation and potential scrutiny of U.S. publicly-traded companies with their principal operations in China;

●	Impact of COVID-19 pandemic on our business, results of operations, financial condition, and cash flows;

●	Our future financing needs; and

●	Our ability to obtain future financing on acceptable terms.

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

	September 30, 2022	December 31, 2021
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$32,177	$56,573
Restricted cash	39,706	40,768
Trading securities	2,189	3,251
Accounts receivable, net	79,875	69,859
Inventories	49,038	63,841
Advances on inventory purchases	4,260	8,179
Value added tax receivable	2,144	1,693
Other receivables and prepaid expenses	6,049	6,345
Amounts due from related parties	-	220
Total Current Assets	215,438	250,729

NON-CURRENT ASSETS
Equity security investment	4,566	5,682
Intangible assets, net	4,211	4,794
Property and equipment, net	31,148	36,340
Operating lease right-of-use assets	38,905	50,077
Deferred tax assets	768	899
Other non-current assets	3,520	784
Total Non-Current Assets	83,118	98,576
TOTAL ASSETS	$298,556	$349,305

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank loans	$63,360	$68,992
Accounts payable	59,894	67,930
Accounts payable and other payables – related parties	2,907	1,332
Other payables and accrued liabilities	14,166	18,531
Value added and other taxes payable	842	999
Income tax payable	1,107	334
Current operating lease liabilities	31,538	41,633
Total Current Liabilities	173,814	199,751

Non-current operating lease liabilities	7,538	8,596
TOTAL LIABILITIES	181,352	208,347

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, authorized 50,000,000 shares, 14,818,006 and 14,655,926 issued and outstanding as of September 30, 2022, respectively, 14,812,312 and 14,664,978 issued and outstanding as of December 31, 2021, respectively)	15	15
Additional paid-in capital	3,670	3,660
Retained earnings	99,398	108,210
Statutory reserve	21,245	21,245
Treasury stock (at cost,162,080 and 147,334 shares at September 30, 2022 and December 31, 2021, respectively)	(400)	(363)
Accumulated other comprehensive (loss) income	(6,724)	8,191

Total Equity	117,204	140,958
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$298,556	$349,305

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
NET SALES	$106,437	$94,406	$235,022	$225,776
COST OF SALES	90,390	71,196	181,194	161,738

GROSS PROFIT	16,047	23,210	53,828	64,038

OPERATING EXPENSES
Selling expenses	12,792	14,443	38,153	44,495
General and administrative expenses	9,306	9,467	21,821	24,980
Total Operating Expenses	22,098	23,910	59,974	69,475

LOSS FROM OPERATIONS	(6,051)	(700)	(6,146)	(5,437)

OTHER (EXPENSES) INCOME
Interest income	22	176	299	928
Interest expense	(524)	(1,218)	(1,458)	(1,909)
Government subsidy	193	340	397	842
(Loss) gain from changes in fair values of investments	(915)	(123)	(1,587)	2,151
Other income	317	253	885	1,027
Total Other (Expenses) Income, Net	(907)	(572)	(1,464)	3,039

LOSS BEFORE INCOME TAX EXPENSE	(6,958)	(1,272)	(7,610)	(2,398)

Income tax benefit (expense)	835	(1,945)	(1,202)	(3,760)

NET LOSS	$(6,123)	$(3,217)	$(8,812)	$(6,158)

Foreign currency translation (loss) gain	(6,336)	(1,062)	(14,915)	1,020

COMPREHENSIVE LOSS	$(12,459)	(4,279)	$(23,727)	$(5,138)

LOSS PER SHARE
Basic and diluted	$(0.41)	$(0.22)	$(0.59)	$(0.42)
Weighted average number of shares outstanding, basic and diluted	14,817,053	14,811,073	14,815,077	14,810,585

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

	Common Stock		Additional		Retained Earnings		Accumulated other	Amounts due from
	Shares	Amount	paid-in capital	Treasury stock	Unrestricted	Statutory reserve	comprehensive income (loss)	related party	Total equity
Balance at January 1, 2022	14,812,312	$15	$3,660	$(363)	$108,210	$21,245	$8,191	$-	$140,958
Stock issued for compensation	2,042	-	5	-	-	-	-	-	5
Net loss	-	-	-	-	(5,089)	-	-	-	(5,089)
Repurchase of 14,746 shares of common stock	-	-	-	(37)		-	-	-	(37)
Foreign currency translation loss							(836)		(836)
Balance at March 31, 2022	14,814,354	$15	$3,665	$(400)	$103,121	$21,245	$7,355	$-	$135,001
Net income	-	-	-	-	2,400	-	-	-	2,400
Foreign currency translation loss							(7,743)		(7,743)
Balance at June 30, 2022	14,814,354	$15	$3,665	$(400)	$105,521	$21,245	$(388)	-	$129,658
Stock issued for compensation	3,652	-	5	-	-	-	-	-	5
Net loss	-	-	-	-	(6,123)	-	-	-	(6,123)
Foreign currency translation loss							(6,336)		(6,336)
Balance at September 30, 2022	14,818,006	$15	$3,670	$(400)	$99,398	$21,245	$(6,724)	$-	$117,204

	Common Stock		Additional		Retained Earnings		Accumulated other	Amounts due from
	Shares	Amount	paid-in capital	Treasury stock	Unrestricted	Statutory reserve	comprehensive income	related party	Total equity
Balance at January 1, 2021	14,809,160	$15	$3,650	$-	$109,171	$20,376	$4,590	$(3,353)	$134,449
Stock issued for compensation	1,500	-	5	-	-	-	-	-	5
Net loss	-	-	-	-	(1,170)	-	-	-	(1,170)
Net cash received from related party under counter guarantee agreement	-	-	-	-	-	-	-	379	379
Foreign currency translation adjustment							(1,352)		(1,352)
Balance at March 31, 2021	14,810,660	$15	$3,655	$-	$108,001	$20,376	$3,238	$(2,974)	$132,311
Net loss	-	-	-	-	(1,771)	-	-	-	(1,771)
Transfer to reserve	-	-	-	-	-	-	-	-	-
Net cash received from related party under counter guarantee agreement	-	-	-	-	-	-	-	386	386
Foreign currency translation adjustment							3,434		3,434
Balance at June 30, 2021	14,810,660	$15	$3,655	$-	$106,230	$20,376	$6,672	$(2,588)	$134,360
Stock issued for compensation	1,652	-	5	-	-	-	-	-	5
Net loss	-	-	-	-	(3,217)	-	-	-	(3,217)
Net cash received from related party under counter guarantee agreement	-	-	-	-	-	-	-	313	313
Foreign currency translation adjustment							(1,062)		(1,062)
Balance at September 30, 2021	14,812,312	$15	$3,660	$-	$103,013	$20,376	$5,610	$(2,275)	$130,399

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands of U.S. Dollars, except share and per share data or otherwise stated)

	Nine Months Ended
	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,812)	(6,158)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	5,256	4,384
Loss from sale of property and equipment	141	590
Provision of bad debt allowance	3,943	676
Provision for obsolete inventories	5,296	842
Changes in fair value of trading securities	1,010	(200)
Changes in fair value of investments	577	(1,951)
Deferred income tax	42	644
Stock-based compensation	10	10
Changes in operating assets and liabilities
Accounts receivable	(20,335)	(8,613)
Inventories	4,353	(13,949)
Value added tax receivable	(671)	(1,235)
Other receivables and prepaid expenses	(434)	(1,096)
Advances on inventory purchases	3,317	586
Amounts due from related parties	211	(1,514)
Accounts payable	229	5,930
Accounts payable and other payables- related parties	1,779	(3,204)
Other payables and accrued liabilities	(5,124)	(3,332)
Value added and other taxes payable	891	(360)
Income tax payable	(81)	831
Net cash used in operating activities	(8,402)	(27,119)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment and intangible asset	(3,645)	(5,109)
Net proceeds from sale (purchase) of trading securities	52	(1,077)
Investment payment of other non-current assets	(3,028)	(773)
Net cash used in investing activities	(6,621)	(6,959)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	56,018	56,110
Repayment of bank loans	(54,504)	(54,565)
Repurchase of common stock	(37)	-
Net collection of amounts due from related party (equity)	-	1,630
Net cash provided by financing activities	1,477	3,175

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(11,912)	692

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(25,458)	(30,211)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	97,341	121,723

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$71,883	$91,512

Reconciliation of cash, cash equivalents and restricted cash reported within their consolidated balance sheets:

Cash and Cash Equivalents	32,177	48,336
Restricted cash	39,706	43,176
	$71,883	$91,512
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,458	$1,909
Income taxes	$1,175	$2,272
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Common stock issued for compensation	$10	$10

See the accompanying notes to the condensed consolidated financial statements.

EVER-GLORY INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

The Company’s wholesale operations are provided primarily through the Company’s wholly-owned PRC subsidiaries, Goldenway Nanjing Garments Co. Ltd. (“Goldenway”), Nanjing Catch-Luck Garments Co. Ltd. (“Catch-Luck”), Nanjing New-Tailun Garments Co. Ltd (“New-Tailun”), Haian Tai Xin Garments Trading Company Limited (“Haian Tai Xin”), Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”), Chuzhou Huirui Garments Co. Ltd. (“Huirui”), Nanjing Rui Lian Technology Company Limited (“Nanjing Rui Lian”), and Shanghai Huarui Fashion Supply Chain Management Group Co. Ltd. (“Shanghai Supply Chain”）, and the Company’s wholly-owned Samoa subsidiary, Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”) and the Company’s wholly-owned Hong Kong subsidiary, Ever-Glory Supply Chain Service Co., Limited (“Ever-Glory Supply Chain”).  The Company’s retail operations are provided through its wholly-owned subsidiaries, Shanghai LA GO GO Fashion Company Limited (“Shanghai LA GO GO”), Jiangsu LA GO GO Fashion Company Limited (“Jiangsu LA GO GO”), Tianjin LA GO GO Fashion Company Limited (“Tianjin LA GO GO”), Shanghai Ya Lan Fashion Company Limited (“Ya Lan”) and Nanjing Tai Xin Garments Trading Company Limited (“Tai Xin”).

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

In August 2022, Shanghai Huarui Fashion Supply Chain Management Group Co. Ltd. (“Shanghai Supply Chain”) was incorporated, which is a Company’s wholly-owned PRC subsidiary. Shanghai Supply Chain is engaged in the business of garments trading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of equity, and condensed consolidated statements of cash flows for the three and nine months ended September 30, 2022 and 2021. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all the information and footnotes required by GAAP for complete financial statements.

Wholesale revenues are generally higher in the third and fourth fiscal quarters, while retail revenues are generally higher in the first and fourth fiscal quarters. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

NOTE 3 INVESTMENTS

Trading securities

Investments in equity securities of certain U.S. and HK public companies are accounted for as trading securities and measured at fair value in the consolidated balance sheets. Net gains and losses recognized during the three and nine months are summarized as follows (In thousands of U.S. Dollars).

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands of U.S. Dollars)
Net (loss) gain recognized during the period on equity securities	(321)	(121)	(1,010)	200
Less: Net (loss) gain recognized during the period on equity securities sold during the period	(96)	-	(84)	54
Unrealized (loss) gain recognized during the reporting period on equity securities still held at the reporting date	$(225)	$(121)	$(926)	$146

Equity security investment

In August 2020, Ever-Glory Apparel invested approximately $2.8 million (RMB 20.0 million) for 2.38% ownership in a partnership (“Partnership”). In December 2020, the Partnership invested in a public company in China. As a limited partner, the Company does not have ability to exercise significant influence due to lack of kick-out rights through voting interests. In the meantime, the Company entered an agreement with the general partner of the Partnership (GP) and an individual that the Company has the privilege to sell the ownership interests in the Partnership to GP or the individual for the consideration of the average net asset value ten trading days prior to the closing date, if the Company is not able to withdraw any part of the original investment from the Partnership in the twelve-month period beginning the third year of the initial investment (“optional withdrawal period”). If the Company opts to withdraw entire investment during the optional withdrawal period, the GP will compensate up to 8% of annual return on investment. If the return on investment is in excess of 8% for any portion of the investment withdrawn during the optional withdrawal period, then 20% of the return in excess of 8% will be shared with the individual. The Company may also continue to invest in the Partnership beyond the optional withdrawal period, but none of above agreement with the GP and the individual is in place.

In December 2020, the Partnership invested in a public company in China. Since there is readily determinable fair value of the equity investment, the Company started to measure its equity investment at fair value using the public company’s stock price and the Company’s shares since December 31, 2020. At each reporting period, the Company makes a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. There is no significant adverse change in the regulatory, economic, or technological environment of the investee. Therefore, the investment was not impaired on September 30, 2022.

Investment advances

In September 2021, Goldenway signed an agreement and promised to invest approximately $7.0 million (RMB 50.0 million) cash for 20% interest of a Chinese private company. Under the agreement, Goldenway has the liquidation privilege to receive its share of the investee’s residual of its liquidated assets. If Goldenway’s share is less than its original investment amount plus 8% of annual return on investment, all other shareholders who signed this agreement shall use their shares of the liquidated assets to compensate Goldenway. The investee also shall compensate Goldenway if the investee cannot make agreed upon profits and maintain the number of customers. As of September 30, 2022, Goldenway advanced approximately $3.5 million (RMB 25.0 million) to the investee. The investment advances were recorded as other non-current assets.

NOTE 4 INVENTORIES

Inventories at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
	(In thousands of U.S. Dollars)
Raw materials	$1,222	$1,375
Work-in-progress	12,416	14,375
Finished goods	35,400	48,091
Total inventories	$49,038	$63,841

NOTE 5 RESTRICTED CASH

As of September 30, 2022 and December 31, 2021, restricted cash of approximately $39.4 million (RMB280.0 million) and approximately $39.2 million (RMB250.0 million) were cash on demand and time deposits pledged to Shanghai Pudong Development Bank for loans. As of September 30, 2022 and December 31, 2021, restricted cash of approximately $0.3 million (RMB2.0 million) and approximately $1.6 million (RMB10.0 million) were cash on demand and time deposits pledged to Nanjing Bank (Note 6).

NOTE 6 BANK LOANS

Bank loans represent amounts due to various banks and are generally due on demand or within one year. These loans can be renewed with the banks. Short term bank loans consisted of the following as of September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
Bank	(In thousands of U.S. Dollars)
Shanghai Pudong Development Bank	$39,424	$39,200
Industrial and Commercial Bank of China	19,712	21,952
Bank of China	2,816	-
Nanjing Bank	1,408	7,840
	$63,360	$68,992

From March 2020 to July 2020, Ever-Glory Apparel entered into a certificate of three-year time deposit of approximately $26.8 million (RMB190.0 million) with the Shanghai Pudong Development Bank with annual interest rates ranging from 3.75% to 3.99%. As of September 30, 2022, Ever-Glory Apparel pledged the certificate of three-year time deposit to the Shanghai Pudong Development Bank, and Ever-Glory Apparel had borrowed approximately $23.9 million (RMB 170.0 million) under this line of certificate with an annual interest rate from 1.50% to 2.65% and due between October 2022 to July 2023.

In December 2020, Goldenway entered into a certificate of three-year time deposit of approximately $15.5 million (RMB110.0 million) with the Shanghai Pudong Development Bank with an annual interest rate of 3.85%. As of September 30,2022, Goldenway pledged the certificate of three-year time deposit to the Shanghai Pudong Development Bank, and Goldenway had borrowed approximately $15.5 million (RMB110.0 million) under this line of certificate with annual interest rate from 1.85% to 2.60%, due between February to April 2023.

In April 2020, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $5.6 million (RMB40.0 million). These loans are collateralized by the Company’s property and equipment. As of September 30, 2022, Goldenway had borrowed approximately $5.6 million (RMB40.0 million) from Industrial and Commercial Bank of China with an annual interest rate 4.57% and due in August 2022.

In August 2019, Ever-Glory Apparel entered into a line of credit agreement for approximately $14.1 million (RMB100.0 million) with Industrial and Commercial Bank of China, which is collateralized by assets of Jiangsu LA GO GO, Tianjin LA GO GO and Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer, under a collateral agreement executed among Ever-Glory Apparel, Jiangsu LA GO GO , Tianjin LA GO GO, Jiangsu Ever-Glory and the bank. As of September 30, 2022, Ever-Glory Apparel had borrowed approximately $14.1 million (RMB 100.0 million) under this line of credit with annual interest rates ranging from 4.15% to 4.35% and due between October 2022 to June 2023.

In April 2020, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $6.3 million (RMB45.0 million). In September 2022, Goldenway pledged $0.3 million (RMB2.0 million) to Nanjing Bank. These loans are collateralized by the Company’s property and equipment and guaranteed by Jiangsu Ever-Glory. In September 2022, Goldenway borrowed approximately $1.4 million (RMB 10.0 million) with an annual interest rate 1.79% and due in August 2023. As of September 30, 2022, approximately $5.2 million (RMB 37.0 million) was unused and available under this line of credit.

In July 2022, Catch-Luck entered into a line of credit agreement with Bank of China, which allows the Company to borrow up to approximately $1.4 million (RMB10.0 million). These loans are guaranteed by the Company’s credit. In July 2022, Goldenway borrowed approximately $1.4 million (RMB 10.0 million) with an annual interest rate 3.65% and due in July 2023.

In August 2022, Goldenway entered into a line of credit agreement with Bank of China, which allows the Company to borrow up to approximately $1.4 million (RMB10.0 million). These loans are guaranteed by the Company’s credit. In August 2022, Goldenway borrowed approximately $1.4 million (RMB 10.0 million) with an annual interest rate 3.65% and due in August 2023.

All bank loans are used to fund our daily operations. There were no loans in default as of September 30, 2022.

Total interest expense on bank loans amounted to approximately $1.5 million and $1.9 million for the nine months ended September 30, 2022 and 2021, respectively, and approximately $0.6 million and $1.2 million for the three months ended September 30, 2022 and 2021, respectively.

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

After the tax liability adjustment resulted from the reevaluation of the Company’s tax position (resulting in the company allocating substantially all of the earnings of the Samoan subsidiary to the PRC and reporting such earnings as taxable in the PRC), pre-tax income (loss) for the three and nine months ended September 30, 2022 and 2021 was taxable in the following jurisdictions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands of U.S. Dollars)
PRC	(6,671)	(1,270)	(7,316)	(2,390)
Others	(287)	(2)	(294)	(8)
	$(6,958)	$(1,272)	$(7,610)	$(2,398)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and nine months ended September 30, 2022 and 2021:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
U.S. tax rate	21.0%	21.0%	21.0%	21.0%
Valuation allowance recognized with respect to the loss	(14.7)%	(27.8)%	(40.4)%	(102.2)%
Foreign tax rate differential	4.0%	4.0%	4.0%	4.0%
Others	(22.3)%	155.6%	31.2%	234.0%
Effective income tax rate	(12.0)%	152.8%	15.8%	156.8%

Income tax expense for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Current
U.S. Federal	-	-	-	-
Foreign	$176	$1,903	$1,072	$3,121
Total Current	$176	$1,903	$1,072	$3,121
Deferred
U.S. Federal	-	-	-	-
Foreign	$(1,011)	$42	$131	$638
Total Deferred	$(1,011)	$42	$131	$638
Income tax expense	$(835)	$1,945	$1,202	$3,760

Deferred tax assets net of valuation allowance as of:

	September 30, 2022	December 31, 2021
	(In thousands of U.S. Dollars)
Inventories, net	$3,008	$1,684
Accounts receivable, net	1,634	624
Deferred income	1,022	2,387
Accrued expenses	1,814	2,464
Depreciation	185	108
Net operating loss carryforward	4,906	3,782
Deferred tax assets	12,569	11,049
Valuation allowance	(11,801)	(10,150)
Deferred tax assets, net	$768	$899

The U.S. Tax Reform signed into law on December 22, 2017 significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. The Company measured the current and deferred taxes based on the provisions of the Tax legislation. After the Company’s measurement, there is no deferred tax expense (income) relating to the Tax Act changes for the three and nine months ended September 30, 2022 and 2021.

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

On July 25, 2022, the Company issued 3,652 shares of Company’s common stock to two of the Company’s independent directors as compensation for their services rendered during the first and second quarter of 2022. The shares issued in 2021 were valued at $1.36 per share, which was the average market price of the common stock for the five days before the grant date.

Treasury stock (after “stock issued to independent directors”)

In December 2021, the Company’s Board of Directors authorized the Company to repurchase its outstanding common stock pursuant to a Rule 10b-18 plan. In December 2021, the Company repurchased 147,334 shares of its common stock through negotiated transactions.  In January 2022, the Company repurchased additional 14,746 shares from public market. These 162,080 shares of Common Stock became treasury shares of the Company, which may be resold or canceled in the future. The treasury stock is carried at cost of $0.4 million as of September 30, 2022.

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

Other income from Related Parties

Jiangsu Wubijia Trading Company Limited (“Wubijia”) is an entity engaged in high-grade home goods sales and is controlled by Mr. Kang. Wubijia has sold their home goods on consignment in some Company’s retail stores since the third quarter of 2014. During nine months ended September 30, 2021, The Company received approximately $3,000 from the customers and paid the same amount to Wubija. During nine months ended September 30, 2022,there was no such transactions.

Included in other income for the nine months ended September 30, 2022 and 2021 is rental income from EsC’Lav, the entity controlled by Mr. Kang under operating lease agreement with term through 2022. The rental income is $0, $6,378, $6,502 and $19,135 for the three and nine months ended September 30, 2022 and 2021, respectively. The rent is exempted for three months ended September 30, 2022 due to outbreak of Covid-19 in China.

Other expenses due to Related Parties

Included in other expenses for the three and nine months ended September 30, 2022 and 2021 are rent costs due to entities controlled by Mr. Kang under operating lease agreements as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands of U.S. Dollars)
Chuzhou Huarui	52	56	162	166
Kunshan Enjin	-	23	23	70
Total	$52	$79	$185	$236

The Company leases Chuzhou Huarui and Kunshan Enjin’s warehouse spaces because the locations are convenient for transportation and distribution.

Purchases from and sub-contracts with Related Parties

The Company purchased raw materials from Nanjing Knitting totaling approximately $0.5 million, $0.3 million, $0.9 million and $1.2 million during the three and nine months ended September 30, 2022 and 2021, respectively.

In addition, the Company sub-contracted certain manufacturing work to related companies totaled approximately $11.4 million, $6.9 million, $23.6 million and $17.0 million for the three and nine months ended September 30, 2022 and 2021, respectively. The Company provided raw materials to the sub-contractors and charged a fixed fee for labor provided by the sub-contractors.

Sub-contracts with related parties included in cost of sales for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands of U.S. Dollars)
Chuzhou Huarui	$249	$449	$1,188	$1,310
Fengyang Huarui	1,009	665	1,618	1,316
Nanjing Ever-Kyowa	324	392	1,105	1,102
Ever-Glory Vietnam	9,380	5,154	18,867	11,597
Nanjing Knitting	500	300	866	1,217
EsCeLav	-	-	-	37
Jiangsu Ever-Glory	-	-	-	464
	$11,462	$6,960	$23,644	$17,043

Accounts Payable – Related Parties

The accounts payable to related parties at September 30, 2022 and December 31, 2021 are as follows:

	2022	2021
	(In thousands of U.S. Dollars)
Ever-Glory Vietnam	$534	395
Fengyang Huarui	369	161
Nanjing Ever-Kyowa	326	-
Chuzhou Huarui	701	59
Nanjing Knitting	946	668
Jiangsu Ever-Glory	31	49
Total	$2,907	$1,332

Amounts Due From Related Parties-current assets

The amounts due from related parties at September 30, 2022 and December 31, 2021 are as follows:

	2022	2021
	(In thousands of U.S. Dollars)
Jiangsu Ever-Glory	$-	$220
Total	$-	$220

Jiangsu Ever-Glory is an entity engaged in importing/exporting, apparel-manufacture, real-estate development, car sales and other activities. Jiangsu Ever-Glory is controlled by Mr. Kang. During three and nine months ended September 30, 2022 and 2021, the Company and Jiangsu Ever-Glory purchased raw materials on behalf of each other in order to obtain cheaper purchase prices.  The Company purchased raw materials on Jiangsu Ever-Glory’s behalf and sold to Jiangsu Ever-Glory at a cost of $0, $0.1 million, $0.02 million and $2.9 million during the three and nine months ended September 30, 2022 and 2021, respectively. Jiangsu Ever-Glory purchased raw materials on the Company’s behalf and sold to the Company at a cost of $0, $0, $0 and $0.5 million during the three and nine months ended September 30, 2022 and 2021, respectively.

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

The weighted average remaining lease term excluding stores in the shopping malls is 30 years and the weighted average discount rate is 4.35%. The lease term for shopping mall stores is commonly one year with options to extend or renew, and the rent is predetermined with a percentage of sales. The Company estimates the next 12 months rent for the shopping mall stores by annualizing current period rent calculated with the percentage of sales. Thus, the ROU assets and lease liabilities may vary significantly at different period ends. For stores closed before the lease end, we would incur insignificant amounts in loss on impairment of ROU assets and gain on extinguishment of lease liabilities, which are recorded in the current period statement of income (loss) and comprehensive income (loss).

In the nine months ended September 30, 2022, the costs of the leases recognized in cost of revenues and general administrative expenses are $15.7 million and $0.6 million, respectively. Cash paid for the operating leases including in the operating cash flows was $15.9 million. In the nine months ended September 30, 2021, the costs of the leases recognized in cost of revenues and general administrative expenses are $22.5 and $0.6 million, respectively. Cash paid for the operating leases including in the operating cash flows was $23.1 million.

The following table summarizes the maturity of operating lease liabilities:

Years ending , (In thousands of U.S. Dollars)
2022	$171
2023	789
2024	394
2025	394
2026	394
Thereafter	11,370
Total lease payment	13,512
Less: Interest	5,974
Total	$7,538

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

NOTE 11 RISKS AND UNCERTAINTIES

Economic and Political Risks

The Company’s results of operations could be adversely affected by general conditions in the global economy, including conditions that are outside of its control, such as the impact of health and safety concerns from the outbreak of COVID-19. We are subject to risks and uncertainties because of the COVID-19 pandemic. We continue to evaluate the global risks and the slowdown in business activity related to COVID-19, including the potential impacts on our employees, customers, suppliers and financial results.. Since January 1, 2022 to the date of this report, there have been outbreaks of the Omicron and other new variants of the COVID-19 in China, and the local governments have placed lockdown and mass testing policies in several cities in China, including Shanghai, where our customers and suppliers operate. The travel restrictions, mandatory COVID-19 tests, quarantine requirements and/or temporary closure of office buildings and facilities have been imposed by local governments. The Company’s supply chain and business operations of its suppliers may be affected. Disruptions from the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, personnel absences, or restrictions on the shipment of the Company’s or its suppliers’ or customers’ products, could have adverse ripple effects on the Company’s manufacturing output and delivery schedule. The Company could also face difficulties in collecting its accounts receivables due to the effects of COVID-19 on its customers and risk gaining a large amount of bad debt. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which the Company, its suppliers and customers operate.

While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect the Company’s liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect the Company’s business and the value of its common stock. If the Company’s future sales continue to decline significantly, it may risk facing financial difficulties due to its recurring fixed expenses. As the situation surrounding COVID-19 remains fluid, it is difficult to predict the duration of the pandemic and the impact on our business, operations, financial condition and cash flows. The severity of the impact on our business in the fiscal year ended December 31, 2022 will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic (including the advent of variants and the impact of vaccination on infection and hospitalization rates), the extent and severity of the impact on our customers and suppliers, the continued disruption to the manufacturing of and demand for our businesses’ products and services, the development of China’s policy of effecting closures to avoid infections; the effect of local regulations regarding safety measures to address the spread of COVID-19, and the impact of the global business and economic environment on liquidity and the availability of capital, all of which are uncertain and cannot be predicted. Due to the evolving and uncertain nature of this event, we cannot predict at this time the full extent to which the COVID-19 pandemic will adversely impact our business, results and financial condition, which will depend on many factors that are not known at this time. We are staying in close communication with our employees, customers and suppliers, and acting to mitigate the impact of this dynamic and evolving situation, but there is no guarantee we will be able to do so.

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

Concentration risk

For the three months ended September 30, 2022, the Company had two wholesale customer that represented approximately 17% and 11% of the Company’s revenues. For the nine months ended September 30, 2022, the Company had two wholesale customer that represented approximately 17% and 12% of the Company’s revenues.

For the three months ended September 30, 2021, the Company had one wholesale customer that represented approximately 17% of the Company’s revenues. For the nine months ended September 30, 2021, the Company had one wholesale customer that represented approximately 15% of the Company’s revenues.

For the wholesale business, the Company did not rely on any raw material supplier that represented more than 10% of the total raw material purchases during the three and nine months ended September 30, 2022 and 2021.

For the retail business, the Company relied on three raw material suppliers that represented approximately 53%,17% and 16% of raw material purchases during the nine months ended September 30, 2022. For the Company’s retail business, the Company relied on five raw material suppliers that represented approximately 30%, 24%, 19%,11% and 10% of raw material purchases during the nine months ended September 30, 2021.

For the wholesale business, the Company relied on one finished goods supplier which is a related party that represented 35.1% of the total raw material purchases during the nine months ended September 30, 2022. For the wholesale business, the Company relied on one finished goods supplier which is a related-party that represented 29.7% of the total finished goods purchases during the nine months ended September 30, 2021.

For the retail business, the Company did not rely on any supplier that represented more than 10% of the total finished goods purchases during the nine months ended September 30, 2022 and 2021.

The Company’s revenues for the three and nine months ended September 30, 2022 and 2021 were earned in the following geographic areas:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In thousands of U.S. Dollars)
The People’s Republic of China	$30,492	$16,376	$45,483	$28,222
Hong Kong China	14,950	9,153	22,902	16,124
United Kingdom	4,950	2,020	10,469	5,558
Europe-Other	11,616	8,846	24,528	18,905
Japan	5,198	8,435	11,836	13,390
United States	15,526	17,373	39,820	29,650
Total wholesale business	82,732	62,202	155,038	111,849
Retail business	23,705	32,204	79,984	113,927
Total	$106,437	$94,406	$235,022	$225,776

NOTE 12 SEGMENTS

The Company reports financial and operating information in the following two segments:

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
Nine months ended September 30, 2022
Segment profit or loss:
Net revenue from external customers	$155,038	79,984	235,022
Income (loss) from operations	$6,412	(12,558)	(6,146)
Interest income	$278	21	299
Interest expense	$1,458	-	1,458
Depreciation and amortization	$1,090	4,166	5,256
Loss before income tax expense	4,334	(11,944)	(7,610)
Income tax expense	$1,192	10	1,202
Segment assets:
Additions to property, plant and equipment	2,305	1,340	3,645
Inventory	15,013	34,025	49,038
Total assets	180,755	117,801	298,556

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
Nine months ended September 30, 2021
Segment profit or loss:
Net revenue from external customers	$111,849	113,927	225,776
Income (loss) from operations	$199	(5,635)	(5,437)
Interest income	$849	79	928
Interest expense	$1,828	82	1,909
Depreciation and amortization	$657	3,727	4,384
Income (loss) before income tax expense	2,135	(4,533)	(2,398)
Income tax expense	$2,736	1,024	3,760
Segment assets:
Additions to property, plant and equipment	1,406	3,703	5,109
Inventory	24,972	42,303	67,275
Total assets	186,276	151,458	337,734

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
Three months ended September 30, 2022
Segment profit or loss:
Net revenue from external customers	$82,732	23,705	106,437
Income (loss) from operations	$2,443	(8,494)	(6,051)
Interest income	$18	4	22
Interest expense	$524	-	524
Depreciation and amortization	$296	1,104	1,400
Income (loss) before income tax expense	1,269	(8,227)	(6,958)
Income tax expense	$274	(1,109)	(835)

	Wholesale segment	Retail segment	Total
	(In thousands of U.S. Dollars)
Three months ended September 30, 2021
Segment profit or loss:
Net revenue from external customers	$62,203	32,203	94,406
Income (loss) from operations	$3,570	(4,270)	(700)
Interest income	$150	26	176
Interest expense	$1,189	29	1,218
Depreciation and amortization	$347	825	1,172
Income (Loss)before income tax expense	2,575	(3,847)	(1,272)
Income tax expense	$1,932	13	1,945

NOTE 13 SUBSEQUENT EVENTS

On October 31, 2022, we filed a preliminary proxy statement to solicit votes for, among other proposals, the proposed termination of the registration of our common stock under Section 12(g) of the Exchange Act the suspension of our duty to file periodic reports and other information with the SEC under Section 15(d) of the Exchange Act. On the same date, we announced that our Board of Directors has approved for us to repurchase up to $3.5 million of our outstanding common stock, which should end on the earlier of (i) the date that the aggregate value of the repurchased shares of common stock reaches $3.5 million; (ii) the date when the registration of our common stock is terminated under Section 12(g) of the Exchange Act; or (iii) the date when our duty to file periodic reports and other information with the SEC is suspended under Section 15(d) thereunder. For more information and detailed discussion about the background and effects of the deregistration and delisting of our common stock, please refer to Form PRE 14A filed on October 31, 2022. From October 1,2022 to the date of this report ,we have not repurchased any shares of common stock.

The Company has evaluated subsequent events through the date these consolidated financial statements were issued. All subsequent events requiring recognition as of September 30, 2022 have been incorporated into these consolidated financial statements and there are no other significant subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2022 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Special Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

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

Wholesale Business

We conduct our original design manufacturing (“ODM”) operations through seven wholly owned subsidiaries which are located in the Nanjing Jiangning Economic and Technological Development Zone and Shang Fang Town in the Jiangning District in Nanjing, Jiangsu province, China, Chuzhou, Anhui province, China and Samoa: Ever-Glory International Group Apparel Inc. (“Ever-Glory Apparel”), Goldenway Nanjing Garments Company Limited (“Goldenway”), Nanjing New-Tailun Garments Company Limited (“New Tailun”), Nanjing Catch-Luck Garments Co., Ltd. (“Catch-Luck”), Chuzhou Huirui Garments Co., Ltd. (“Huirui), Haian Tai Xin Garments Trading Company Limited (“Haian Tai Xin”), Nanjing Rui Lian Technology Company Limited (“Nanjing Rui Lian”), Shanghai Huarui Fashion Supply Chain Management Group Co. Ltd. (“Shanghai Supply Chain”), Ever-Glory Supply Chain Service Co., Limited (“Ever-Glory Supply Chain”) and Ever-Glory International Group (HK) Ltd. (“Ever-Glory HK”). Nanjing Rui Lian was closed in April 2022.

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

Retail Business

The business objectives for our retail segment are to establish leading brands of women’s apparel and to build a nationwide retail network in China. As of September 30, 2022, we had 774 stores (including store-in-stores), which includes 19 stores that were opened and 125 stores that were closed during the nine months ended September 30, 2022.

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

In September 2021, Goldenway signed an agreement and promised to invest approximately $7.0 million (RMB 50.0 million) in a Chinese private company for 20% shares of the investee. As of September 30, 2022, Goldenway advanced approximately $3.5 million (RMB 25.0 million) to the investee. The investment advances were recorded as other non-current assets.

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

Results of Operations for the three months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021. The table and the discussion below should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended September 30,
	2022		2021
	(In thousands of U.S. dollars, except for percentages)
Sales	$106,437	100.0%	$94,406	100.0%
Gross profit	$16,047	15.1%	$23,210	24.6%
Operating expense	$22,098	20.8%	$23,910	25.3%
Loss from operations	$(6,051)	(5.7)%	$(700)	(0.7)%
Other expense	$(907)	(0.9)%	$(572)	(0.6)%
Income tax (benefit) expense	$(835)	(0.8)%	$1,945	2.1%
Net Loss	$(6,123)	(5.8)%	$(3,217)	(3.4)%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the three months ended September 30, 2022 and 2021.

					Growth
Wholesale business	2022 (In thousands of U.S. dollars)	% of total sales	2021 (In thousands of U.S. dollars)	% of total sales	(Decrease) in 2022 compared with 2021
Mainland China	$30,492	28.6%	$16,376	17.3%	86.2%
Hong Kong China	14,950	14.0	9,153	9.7	63.3
United Kingdom	4,950	4.7	2,020	2.1	145.1
Europe-Other	11,616	10.9	8,846	9.4	31.3
Japan	5,198	4.9	8,435	8.9	(38.4)
United States	15,526	14.6	17,372	18.5	(10.6)
Total Wholesale business	82,732	77.7	62,202	65.9	33.0
Retail business	23,705	22.3	32,204	34.1	(26.4)
Total sales	$106,437	100.0%	$94,406	100.0%	12.7%

Sales for the three months ended September 30, 2022 were $106.4 million, a 12.7% increase compared with the three months ended September 30, 2021. This increase was primarily attributable to a 33.0% ($20.5 million) increase in our wholesale business, offset by a 26.4% ($8.5 million) decrease in our retail business.

Sales generated from our wholesale business contributed 77.7% or $82.7 million of our total sales for the three months ended September 30, 2022, a 33.0% increase compared with 65.9% or $62.2 million in the three months ended September 30, 2021. This increase was primarily attributable to an increase in sales in Mainland China, Hong Kong, United Kingdom and Europe-Other, partially offset by a decrease in sales in Japan and United States.

Sales generated from our retail business contributed 22.3% or $23.7 million of our total sales for the three months ended September 30, 2022, a 26.4% decrease compared with 34.1% or $32.2 million in the three months ended September 30, 2021. This decrease was primarily due to outbreak of COVID-19. The outbreak in China resulted in the reduction of customer traffic and temporary closures of shopping malls as mandated by the provincial governments in various provinces of China, which had adversely affected our retail business with a decline in sales.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the three months ended September 30, 2022 and 2021.

					Growth
					(Decrease) in
	Three months ended September 30,				2022
	2022		2021		Compared
	(In thousands of U.S. dollars, except for percentages)				with 2021
Net Sales for Wholesale Sales	$82,732	100.0%	$62,202	100.0%	33.0%
Raw Materials	41,563	50.2	29,507	47.4	40.9
Labor	528	0.6	422	0.7	25.1
Outsourced Production Costs	29,651	35.8	20,967	33.7	41.4
Other and Overhead	530	0.6	1,090	1.8	(51.4)
Total Cost of Sales for Wholesale	72,272	87.4	51,986	83.6	39.0
Gross Profit for Wholesale	10,461	12.6	10,217	16.4	2.4
Net Sales for Retail	23,705	100.0	32,204	100.0	(26.4)
Production Costs	12,476	52.6	12,632	39.2	(1.2)
Rent	5,642	23.8	6,579	20.4	(14.2)
Total Cost of Sales for Retail	18,118	76.4	19,210	59.7	(5.7)
Gross Profit for Retail	5,587	23.6	12,993	40.3	(57.0)
Total Cost of Sales	90,390	84.9	71,196	75.4	27.0
Gross Profit	$16,047	15.1%	$23,210	24.6%	(30.9)%

Raw material costs for our wholesale business were 50.2% of our total wholesale business sales in the three months ended September 30, 2021, compared with 47.4% in the three months ended September 30, 2021. The increase was mainly due to higher raw material prices.

Labor costs for our wholesale business were 0.6% (0.5 million) of our total wholesale business sales in the three months ended September 30, 2022, compared with 0.7%（0.4 million) in the three months ended September 30, 2021. There were no significant changes.

Outsourced production costs for our wholesale business for the three months ended September 30, 2022 increased by 41.4% to $29.7 million from $21.0 million for the three months ended September 30, 2021. Outsourced production costs accounted for 35.8% of our total wholesale business sales in the three months ended September 30, 2022, compare with 33.7% in the three months ended September 30, 2021. This increase in percentage was primarily attributable to higher labor costs.

Overhead and other expenses for our wholesale business accounted for 0.6% of our total wholesale business sales for the three months ended September 30, 2022, compared with 1.8% of total wholesale business sales for the three months ended September 30, 2021.

Wholesale business gross profit for the three months ended September 30, 2022 was $10.5 million compared with $10.2 million for the three months ended September 30, 2021. Gross profit accounted for 12.6% of our total wholesale sales for the three months ended September 30, 2022, compared with 16.4% for the three months ended September 30, 2021. The decrease was mainly due to an increase in wholesale raw material prices and outsourced production costs.

Production costs for our retail business were $12.5 million for the three months ended September 30, 2022 compared with $12.6 million during the three months ended September 30, 2021. Retail production costs accounted for 52.6% of our total retail sales in the three months ended September 30, 2022, compared with 39.2% for the three months ended September 30, 2021. The increase in percentage was due to increased inventory write-off in 2022 because of COVID-19.

Rent costs for our retail business for the three months ended September 30, 2022 were $5.6 million compared with $6.6 million for the three months ended September 30, 2021. Rent costs for our retail business accounted for 23.8% of our total retail sales for the three months ended September 30, 2022, compared with 20.4% for the three months ended September 30, 2021. The decrease in amount was due to decrease in sales.

Gross profit in our retail business for the three months ended September 30, 2022 was $5.6 million and gross margin was 23.6%. Gross profit in our retail business for the three months ended September 30, 2021 was $13.0 million and gross margin was 40.3%. The decrease was primarily due to increased production costs and write-off of obsolete inventories.

Total cost of sales for the three months ended September 30, 2022 was $90.4 million, a 27.0% increase from $71.2 million for the three months ended September 30, 2021. Total cost of sales as a percentage of total sales for the three months ended September 30, 2022 was 84.9%, compared with 75.4% for the three months ended September 30, 2021. Gross margin for the three months ended September 30, 2022 was 15.1% compared with 24.6% for the three months ended September 30, 2021.

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

	Three Months Ended September 30,				Increase (Decrease) in 2022
	2022		2021		Compared
	(In thousands of U.S. dollars, except for percentages)				to 2021
Gross Profit	$16,047	15.1%	$23,210	24.6%	(30.9)%
Operating Expenses:
Selling Expenses	12,792	12.0	14,443	15.3	(11.4)
General and Administrative Expenses	9,306	8.7	9,467	10.0	(1.7)
Total	22,098	20.8	23,910	25.3	(7.6)
Loss from Operations	$(6,051)	(5.7)%	$(700)	(0.7)%	764.4%

Selling expenses for the three months ended September 30, 2022 decreased by 11.4% to $12.8 million from $14.4 million for the three months ended September 30, 2021. The decrease was attributable to the decreased average salaries and decreased business trips.

General and administrative expenses for the three months ended September 30, 2022 decreased by 1.7% to $9.3million from $9.5 million for the three months ended September 30, 2021. The decrease was attributable to the decreased publicity expense and the depreciation of RMB.

Loss from Operations

Loss from operations for the three months ended September 30, 2022 was $6.1 million, an increase of 764.8% from $0.7 million of loss for the three months ended September 30, 2021. Loss from operations for the three months ended September 30, 2022 accounted for 5.7% of our total sales, while the three months ended September 30, 2021 accounted for 0.7% of our total sales.

Interest Expense

Interest expense for the three months ended September 30, 2022 was $0.5 million, while interest expense was $1.2 million for the three months ended September 30, 2021. The decrease was due to the decreased bank loans.

Income Tax (Benefit) Expenses

Income tax (benefit) expense was ($0.8) million and $1.9 million for the three months ended September 30, 2022 and 2021, respectively.

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

Net Loss

Net loss for the three months ended September 30, 2022 was $6.1 million, and net loss for the three months ended September 30, 2021 was $3.2 million. Our basic and diluted loss per share were $0.41 and $0.22 for the three months ended September 30, 2022 and 2021, respectively.

Results of Operations for the nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021. The table and the discussion below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Nine Months Ended September 30,
	2022		2021
	(In thousands of U.S. Dollars, except for percentages)
Sales	$235,022	100.0%	$225,776	100.0%
Gross Profit	53,828	22.9	64,038	28.4
Operating Expense	59,974	25.5	69,475	30.8
Loss From Operations	(6,146)	(2.6)	(5,437)	(2.4)
Other (Expense) Income	(1,464)	(0.6)	3,039	1.3
Income tax expense	1,202	0.5	3,760	1.7
Net Loss	$(8,812)	(3.7)%	$(6,158)	(2.7)%

Revenue

The following table sets forth a breakdown of our total sales, by region, for the nine months ended September 30, 2022 and 2021.

					Growth (Decrease)
Wholesale business	2022 (In thousands of U.S. dollars)	% of total sales	2021 (In thousands of U.S. dollars)	% of total sales	in 2022 compared with 2021
Mainland China	$45,483	19.4%	$28,222	12.5%	61.2%
Hong Kong China	22,902	9.7	16,124	7.1	42.0
United Kingdom	10,469	4.5	5,558	2.5	88.4
Europe-Other	24,528	10.4	18,905	8.4	29.7
Japan	11,836	5.0	13,390	5.9	(11.6)
United States	39,820	17.0	29,650	13.1	34.3
Total Wholesale business	155,038	66.0	111,849	49.5	38.6
Retail business	79,984	34.0	113,927	50.5	(29.8)
Total sales	$235,022	100.0%	$225,776	100.0%	4.1%

Sales for the nine months ended September 30, 2022 were $235.0 million, an increase of 4.1% from the nine months ended September 30, 2021. This increase was primarily attributable to a 38.6% (43.2 million) increase in sales in our wholesale business and a 29.8% (33.9 million) decrease in our retail business.

Sales generated from our wholesale business contributed 66.0% or $155.0 million of our total sales for the nine months ended September 30, 2022, an increase of 38.6% compared with 49.5% or $111.8 million in the nine months ended September 30, 2021. This increase was primarily attributable to increased sales in Mainland China, Hong Kong China, United Kingdom, Europe-Other and the United States, partially offset by decreased sales in Japan.

Sales generated from our retail business contributed 34.0% or $80.0 million of our total sales for the nine months ended September 30, 2022, a decrease of 29.8% compared with 50.5% or $113.9 million in the nine months ended September 30, 2021. This decrease was primarily due to a decrease in same store sales and outbreak of COVID-19. The outbreak in China resulted in the reduction of customer traffic and temporary closures of shopping malls as mandated by the provincial governments in various provinces of China, which had adversely affected our retail business with a decline in sales.

Total retail store square footage and sales per square foot for the nine months ended September 30, 2022 and 2021 are as follows:

	2022	2021
Total store square footage	879,108	982,683
Number of stores	774	893
Average store size, square feet	1,136	1,100
Total store sales (in thousands of U.S. dollars)	$79,984	$113,927
Sales per square foot	$91	$116

Same store sales and newly opened store sales for the nine months ended September 30, 2022 and 2021 are as follows:

	2022	2021
	(In thousands of U.S. dollars)
Sales from stores opened for a full year	$65,840	$89,478
Sales from newly opened store sales	$2,245	$6,950
Sales from e-commerce platform	$8,683	$9,725
Other*	$3,216	$7,774
Total	$79,984	$113,927

*	Primarily sales from stores that were closed in the current reporting period.

We remodeled or relocated 137 stores in year 2021, and 29 stores during the six months ended September 30, 2022. We plan to relocate or remodel 0 to 50 stores in 2022. Remodels and relocations typically drive incremental same-store sales growth. A relocation typically results in an improved, more visible and accessible location, and usually includes increased square footage. We believe we will continue to have opportunities for additional remodels and relocations beyond 2022.  Same-store sales are calculated based upon stores that were open at least 12 full fiscal months in each reporting period and remain open at the end of each reporting period.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of goods sold includes the direct raw material cost, direct labor cost, and manufacturing overhead including depreciation of production equipment and rent, consistent with the revenue earned. Cost of goods sold excludes warehousing costs, which historically have not been significant.

The following table sets forth the components of our cost of sales and gross profit both in amounts and as a percentage of total sales for the nine months ended September 30, 2022 and 2021.

					Growth
					(Decrease)
	Nine months ended September 30,				in 2022
	2022		2021		Compared
	(In thousands of U.S. dollars, except for percentages)				with 2021
Net Sales for Wholesale Sales	$155,038	100.0%	$111,849	100.0%	38.6%
Raw Materials	71,638	46.2	51,299	45.9	39.6
Labor	1,448	0.9	1,141	1.0	26.9
Outsourced Production Costs	56,973	36.7	39,744	35.5	43.4
Other and Overhead	820	0.5	1,290	1.2	(36.4)
Total Cost of Sales for Wholesale	130,879	84.4	93,474	83.6	40.0
Gross Profit for Wholesale	24,158	15.6	18,375	16.4	31.5
Net Sales for Retail	79,984	100.0	113,927	100.0	(29.8)
Production Costs	34,601	43.3	45,784	40.2	(24.4)
Rent	15,713	19.6	22,480	19.7	(30.1)
Total Cost of Sales for Retail	50,315	62.9	68,264	59.9	(26.3)
Gross Profit for Retail	29,670	37.1	45,663	40.1	(35.0)
Total Cost of Sales	181,194	77.1	161,738	71.6	12.0
Gross Profit	$53,828	22.9%	$64,038	28.4%	(15.9)%

Raw material costs for our wholesale business were 46.2% of our total wholesale business sales in the nine months ended September 30, 2022, compared with 45.9% in the nine months ended September 30, 2021. The increase was mainly due to higher raw material purchase prices.

Labor costs for our wholesale business were 0.9% of our total wholesale business sales in the nine months ended September 30, 2022, compared with 1.0% in the nine months ended September 30, 2021. There were no significant changes.

Outsourced production costs for our wholesale business were 36.7% of our total sales in the nine months ended September 30, 2022, compared with 35.5% in the nine months ended September 30, 2021. This increase in percentage was primarily attributable to higher labor costs.

Overhead and other expenses for our wholesale business accounted for 0.5% and 1.2% of our total sales for the nine months ended September 30, 2022 and 2021, respectively.

Gross profit for our wholesale business for the nine months ended September 30, 2022 was $24.2 million, a 31.5% increase compared with the nine months ended September 30, 2021. As a percentage of total wholesale business sales, gross profit was 15.6% of our total wholesale business sales for the nine months ended September 30, 2022, compared with 16.4% for the nine months ended September 30, 2021. The decrease in gross margin was mainly due to an increase in raw material prices.

Production costs for our retail business for the nine months ended September 30, 2022 were $34.6 million compared with $45.8 million for the nine months ended September 30, 2021. As a percentage of our total retail sales, production costs were 43.3% of our total retail sales for the nine months ended September 30, 2022, compared with 40.2% for the nine months ended September 30, 2021.The increase of percentage was due to higher discounts on our past season products in the nine months ended September 30, 2022 compared with the same period of the prior year of sales.

Rent costs for our retail business for the nine months ended September 30, 2022 were $15.7 million compared with $22.5 million for the nine months ended September 30, 2021. As a percentage of total retail sales, rent costs were 19.6% of our total retail sales for the nine months ended September 30, 2022 compared with 19.7% for the nine months ended September 30, 2021. There were no significant changes in percentage.

Gross profit for our retail business for the nine months ended September 30, 2022 was $29.7 million compared with $45.7 million for the nine months ended September 30, 2021. Gross margin for our retail business for the nine months ended September 30, 2022 was 37.1% compared with 40.1% for the nine months ended September 30, 2021.

Total cost of sales for the nine months ended September 30, 2022 was $181.2 million, a 12.0% increase compared with the nine months ended September 30, 2021. As a percentage of total sales, total costs were 77.1% of total sales for the nine months ended September 30, 2022, compared with 71.6% for the nine months ended September 30, 2021. Total gross margin for the nine months ended September 30, 2022 was 22.9% compared with 28.4% for the nine months ended September 30, 2021.

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

	Nine months ended September 30,				Increase (Decrease) in 2022
	2022		2021		Compared
	(In thousands of U.S. dollars, except for percentages)				to 2021
Gross Profit	$53,828	22.9%	$64,038	28.4%	(15.9)%
Operating Expenses:
Selling Expenses	38,153	16.2	44,495	19.7	(14.3)
General and Administrative Expenses	21,821	9.3	24,980	11.1	(12.6)
Total	59,974	25.5	69,475	30.8	(13.7)
Loss from Operations	$(6,146)	(2.6)%	$(5,437)	(2.4)%	13.0%

Selling expenses for the nine months ended September 30, 2022 were $38.2 million, a 14.3% decrease compared with $44.5 million in the nine months ended September 30, 2021. The decrease was attributable to the decreased average salaries and the marketing expenses associated with the promotion of the retail brand.

General and administrative expenses for the nine months ended September 30, 2022 were $21.8 million a 12.6% decrease compared with the nine months ended September 30, 2021. As a percentage of total sales, general and administrative expenses accounted for 9.3% of total sales for the nine months ended September 30, 2022, compared with 11.1% of total sales for the nine months ended September 30, 2021. The decrease was attributable to the decreased publicity expense and the depreciation of RMB.

Loss from Operations

Loss from operations for the nine months ended September 30, 2022 was $6.1 million, a 13.0% increase from $5.4 million of loss for the nine months ended September 30, 2021.

Interest Expense

Interest expense was $1.5 million and $1.9 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease was due to the decreased bank loans.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2022 was $1.2 million, a 68.0% decrease compared to the same period of 2021. The decrease was primarily due to the lower PRC income which resulted in a lower income tax expense.

Net Loss

Net loss was $8.8 million and $6.2 million during the nine months ended September 30, 2022 and 2021. Basic and diluted loss per share were $0.59 and $0.42 for the nine months ended September 30, 2022 and 2021, respectively.

Summary of Cash Flows

Summary cash flows information for the nine months ended September 30, 2022 and 2021 is as follows:

	2022	2021
	(In thousands of U.S. dollars)
Net cash used in operating activities	$(8,402)	$(27,119)
Net cash used in investing activities	$(6,621)	$(6,959)
Net cash provided by financing activities	$1,477	$3,175

Net cash used in operating activities was $8.4 million for the nine months ended September 30, 2022, compared with $27.1 million used during the nine months ended September 30, 2021. The decrease was primarily due to a decrease in inventories purchased.

Net cash used in investing activities was $6.6 million for the nine months ended September 30, 2022, compared with $7.0 million used during the nine months ended September 30, 2021. This decrease was mainly due to that we purchased less properties and equipment than the same period last year.

Net cash provided by financing activities was $1.5 million for the nine months ended September 30, 2022, compared with $3.2 million net cash provided by during the nine months ended September 30, 2021. The decrease was primarily because we collected all remaining balance Jiangsu Ever-Glory owed to us last year.

Liquidity and Capital Resources

As of September 30, 2022, we had cash and cash equivalents of $32.2 million, other current assets of $183.2 million and current liabilities of $173.8 million. We presently finance our operations primarily from cash flows from operations and borrowings from banks, and we anticipate that these will continue to be our primary source of funds to finance our short-term cash needs.

Bank Loans

From March 2020 to July 2020, Ever-Glory Apparel entered into a certificate of three-year time deposit of approximately $26.8 million (RMB190.0 million) with the Shanghai Pudong Development Bank with annual interest rates ranging from 3.75% to 3.99%. From October 2021 to September 2022, Ever-Glory Apparel pledged the certificate of three-year time deposit to the Shanghai Pudong Development Bank and Ever-Glory Apparel had borrowed approximately $23.9 million (RMB 170.0 million) under this line of certificate with an annual interest rate from 1.50% to 2.65% and due between October 2022 to July 2023.

In December 2020, Goldenway entered into a certificate of three-year time deposit of approximately $15.5 million (RMB110.0 million) with the Shanghai Pudong Development Bank with an annual interest rate of 3.85%. From February to July 2022, Goldenway pledged the certificate of three-year time deposit to the Shanghai Pudong Development Bank and Goldenway had borrowed approximately $15.5 million (RMB110.0 million) under this line of certificate with annual interest rate from 1.85% to 2.60%, due between February to April 2023.

In April 2020, Goldenway entered into a line of credit agreement with Industrial and Commercial Bank of China, which allows the Company to borrow up to approximately $5.6 million (RMB40.0 million). These loans are collateralized by the Company’s property and equipment. As of September 30, 2022, Goldenway had borrowed approximately $5.6 million (RMB40.0 million) from Industrial and Commercial Bank of China with an annual interest rate 4.57% and due in August 2022.

In August 2019, Ever-Glory Apparel entered into a line of credit agreement for approximately $14.1 million (RMB100.0 million) with Industrial and Commercial Bank of China, which is collateralized by assets of Jiangsu LA GO GO, Tianjin LA GO GO and Jiangsu Ever-Glory International Group Corp. (“Jiangsu Ever-Glory”), an entity controlled by Mr. Kang, the Company’s Chairman and Chief Executive Officer, under a collateral agreement executed among Ever-Glory Apparel, Jiangsu LA GO GO , Tianjin LA GO GO, Jiangsu Ever-Glory and the bank. As of September 30, 2022, Ever-Glory Apparel had borrowed approximately $14.1 million (RMB 100.0 million) under this line of credit with annual interest rates ranging from 4.15% to 4.35% and due between October 2022 to June 2023.

In April 2020, Goldenway entered into a line of credit agreement with Nanjing Bank, which allows the Company to borrow up to approximately $6.3 million (RMB45.0 million). In September 2022, Goldenway pledged $0.3 million (RMB2.0 million) to Nanjing Bank. These loans are collateralized by the Company’s property and equipment and guaranteed by Jiangsu Ever-Glory. In September 2022, Goldenway borrowed approximately $1.4 million (RMB 10.0 million) with an annual interest rate 1.79% and due in August 2023. As of September 30, 2022, approximately $5.2 million (RMB 37.0 million) was unused and available under this line of credit.

In July 2022, Catch-Luck entered into a line of credit agreement with Bank of China, which allows the Company to borrow up to approximately $1.4 million (RMB10.0 million). These loans are guaranteed by the Company’s Credit. In July 2022, Goldenway borrowed approximately $1.4 million (RMB 10.0 million) with an annual interest rate 3.65% and due in July 2023.

In August 2022, Goldenway entered into a line of credit agreement with Bank of China, which allows the Company to borrow up to approximately $1.4 million (RMB10.0 million). These loans are guaranteed by the Company’s Credit. In August 2022, Goldenway borrowed approximately $1.4 million (RMB 10.0 million) with an annual interest rate 3.65% and due in August 2023.

All bank loans are used to fund our daily operations. There were no loans in default as of September 30, 2022.

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

As of September 30, 2022, we had access to approximately $28.8 million in lines of credit, of which approximately $5.2 million was unused and available. These credit facilities do not include any covenants.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility in foreign exchange rates between the United States dollar and the Chinese RMB. Most of our sales are in dollars. During 2003 and 2004, the exchange rate of RMB to the dollar remained constant at RMB 8.26 to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from RMB 8.26 to 8.09 to the dollar. From that time, the RMB continued to appreciate against the U.S. dollar. As of September 30, 2022, the market foreign exchange rate had increased to RMB 7.10 to one U.S. dollar. We are continuously negotiating price adjustments with most of our customers based on the daily market foreign exchange rates, which we believe will reduce our exposure to exchange rate fluctuations in the future and will pass some of the increased cost to our customers.

In addition, the financial statements of subsidiaries located in China (whose functional currency is RMB) are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation adjustments are included in accumulated other comprehensive income in the statement of equity. The foreign currency translation (loss) gain for the three and nine months ended September 30, 2022 and 2021 was ($6.3) million, ($1.1) million, ($14.9) million and $1.0 million, respectively.

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

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended September 30, 2022. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were operating effectively.

Changes in Internal Control Over Financial Reporting

Other than described above, during the third quarter of 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As of the date of this report and except as set forth below, except as set below, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on April 12, 2022.

Risks Relating to the Proposed Voluntary Delisting and Deregistration

We filed a preliminary proxy statement to solicit votes for, among other proposals, the proposed termination of the registration of our common stock under Section 12(g) of the Exchange Act the suspension of our duty to file periodic reports and other information with the SEC under Section 15(d) of the Exchange Act. If the stockholders approved this proposal, and we terminate the registration of our common stock and suspend our reporting obligations under the Exchange Act, you may face the following risks:

The Liquidity of our shares of common stock will likely be adversely affected by our voluntary delisting from the Nasdaq Global Market and our ability to raise capital could be significantly impaired.

On October 31, 2022, we announced that our Board of Directors has approved for us to repurchase up to $3.5 million of our outstanding common stock, which should end on the earlier of (i) the date that the aggregate value of the repurchased shares of common stock reaches $3.5 million; (ii) the date when the registration of our common stock is terminated under Section 12(g) of the Exchange Act; or (iii) the date when our duty to file periodic reports and other information with the SEC is suspended under Section 15(d) thereunder. If you continue to hold our shares of common stock, the Liquidity of our shares of common stock will likely be adversely affected by our voluntary delisting from the Nasdaq Global Market and our ability to raise capital could be significantly impaired.

After our shares are delisted from the Nasdaq Global Market, we expect that our common stock may be quoted on the OTCQX or the Pink Open Market. However, we can provide no assurance that trading in our common stock will continue. Moreover, even if our trading in our common stock continues, our common stock will likely become more illiquid after it is no longer traded on the Nasdaq Global Market, which could negatively impact market prices for our stock and make it more difficult for shareholders to sell their shares. Moreover, once we complete the deregistration of our common stock under the Exchange Act, we will no longer be required to file periodic and other reports with the SEC. As a consequence, there will be less public information available about our business, operations, financial condition, results of operations or other matters. In addition, the trading of our common stock on the OTCQX Best Market or the Pink Open Market may materially adversely affect our access to the capital markets and the limited liquidity and potentially reduced price of our common stock could materially adversely affect our ability to raise capital through alternative financing sources or on terms acceptable to us.

We will become a non-reporting company.

After our deregistration and delisting, we will no longer be subject to the provisions of the Sarbanes-Oxley Act or the liability provisions of the Exchange Act. Our executive officers, directors and 10% stockholders are no longer required to file reports relating to their transactions in our common stock with the SEC. In addition, our executive officers, directors and 10% stockholders are no longer subject to the recovery of profits provision of the Exchange Act, and persons acquiring 5% of our common stock are no longer required to report their beneficial ownership under the Exchange Act. Additionally, we do not have the ability to access the public capital markets or to use public securities in attracting and retaining executives and other employees, and we have a decreased ability to use stock to acquire other companies. Furthermore, our public reporting obligations could be reinstated if on the first day of any fiscal year we have more than 300 stockholders of record, in which instance we would be required to resume reporting pursuant to Section 15(d) of the Exchange Act.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Securities Authorized for Issuance under Equity Incentive Plans

The following table presents information regarding equity instruments outstanding under our 2014 Equity Incentive Plan as of September 30, 2022:

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

November 15, 2022	EVER-GLORY INTERNATIONAL GROUP, INC.

	By:	/s/ Edward Yihua Kang
Edward Yihua Kang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jiansong Wang
Jiansong Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)